Form 10-Q
period 1995-03-31
SPARTAN MOTORS INC
filed 1995-05-15
CIK 743238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995                 Commission File Number 0-13611

                             SPARTAN MOTORS, INC.
  ---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

               Michigan                                      38-2078923
- -----------------------------------------               -------------------
      (State of incorporation)                           (I.R.S. Employer
                                                         Identification no.)

1000 Reynolds Road, Charlotte, Michigan                          48813
- ----------------------------------------                --------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code   (517)  543-6400

                                     NONE
  -------------------------------------------------------------------------
     Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES  X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding at May 8, 1995      13,060,872

                              SPARTAN MOTORS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1995

                                                         Page No.
                                                         --------
Part I. Financial Information

Consolidated Balance Sheets - March 31, 1995
  (Unaudited) and December 31, 1994                          1



Consolidated Statements of Net Earnings -
  Three Months Ended March 31, 1995 and 1994
  (Unaudited)                                                3



Consolidated Statements of Cash Flows -
  Three Months Ended March 31, 1995 and 1994
  (Unaudited)                                                4



Notes to Consolidated Financial Statements                   6



Management's Discussion and Analysis of Financial
  Condition and Results of Operations                        9



Part II. Other Information                                   12



Signatures                                                   13

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                              March 31, 1995                  December 31, 1994
                                                                              --------------                  -----------------
                                                                                (Unaudited)
            ASSETS
            ------

CURRENT ASSETS:

        Cash and cash equivalents                                                  $ 5,349,872                      $ 2,930,270

        Investment securities                                                       11,789,592                       11,294,216

        Accounts receivable, less allowance
          for doubtful accounts of $580,000
          in 1995 and $540,000 in 1994                                              25,538,015                       23,316,271

        Inventories                                                                 25,447,455                       23,444,234

        Deferred tax benefit                                                         1,260,000                        1,450,000

        Federal taxes receivable                                                       336,781                        1,446,781

        Other current assets                                                         1,711,490                        1,661,639
                                                                                    ----------                      -----------

                        TOTAL CURRENT ASSETS                                        71,433,205                       65,543,411

PROPERTY, PLANT, AND EQUIPMENT,
        net of accumulated depreciation
        of $4,956,648 and $4,732,590 in
        1995 and 1994, respectively                                                 12,838,665                       12,886,838

DEFERRED TAX BENEFIT                                                                 1,046,000                          751,000

OTHER ASSETS                                                                         1,785,940                        1,885,720
                                                                                   -----------                      -----------

                                       TOTAL                                       $87,103,810                      $81,066,969
                                                                                   ===========                      ===========



                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - CONTINUED


                                                                                March 31, 1995                 December 31,1994
                                                                                --------------                 ----------------
                                                                                  (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------

CURRENT LIABILITIES:

        Accounts payable                                                         $11,815,386                      $ 7,143,728

        Other current liabilities and
           accrued expenses                                                          698,570                        1,164,794

        Accrued warranty expense                                                   1,617,605                        1,856,358

        Accrued customer rebates                                                   1,064,388                          952,742

        Accrued compensation and related
           taxes                                                                   2,228,102                        1,689,966

        Current portion of long-term debt                                            420,000                          420,000
                                                                                 -----------                      -----------

                   TOTAL CURRENT LIABILITIES                                      17,844,051                       13,227,588

LONG-TERM DEBT, less current portion                                               6,079,487                        6,211,357

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

        Common stock, no par value;
           authorized 23,900,000 shares,
           issued 13,060,872 shares in 1995
           and 1994                                                               22,131,928                       22,131,928

        Retained earnings                                                         43,098,028                       41,324,916

        Valuation Allowance (for unrealized
           losses on investments)                                                   (155,917)                        (370,715)

        Cumulative translation adjustment                                         (1,893,767)                      (1,458,105)
                                                                                 -----------                     ------------

                  TOTAL STOCKHOLDERS' EQUITY                                      63,180,272                       61,628,024
                                                                                 -----------                      -----------

                                       TOTAL                                     $87,103,810                      $81,066,969
                                                                                 ===========                      ===========



                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)


                                                          Three Months Ended March 31
                                                         -----------------------------
                                                             1995                1994
                                                             ----                ----
REVENUES:
        Net sales                                     $43,774,933              $54,129,557
        Other income                                      426,341                  628,786
                                                      -----------              -----------

                                   TOTAL               44,201,274               54,758,343

COSTS AND EXPENSES:
        Costs of products sold                         36,809,765               45,674,623
        Research and development                          787,707                  625,929
        Selling, general and administrative             3,551,084                3,132,868
        Interest                                          116,606                   82,945
                                                      -----------              -----------

                                   TOTAL               41,265,162               49,516,365

     EARNINGS BEFORE TAXES ON INCOME AND
                       MINORITY INTEREST                2,936,112                5,241,978

TAXES ON INCOME                                         1,163,000                1,712,000
                                                      -----------              -----------

       EARNINGS BEFORE MINORITY INTEREST                1,773,112                3,529,978

            MINORITY INTEREST IN LOSS OF
                 CONSOLIDATED SUBSIDIARY                                            89,829
                                                      -----------               ----------

NET EARNINGS                                          $ 1,773,112              $ 3,619,807
                                                      ===========              ===========

NET EARNINGS PER SHARE                                $      0.14              $      0.27
                                                      ===========              ===========

WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                         13,082,000               13,229,000
                                                      ===========              ===========

                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                      Three Months Ended March 31
                                                                                      ---------------------------
                                                                                    1995                       1994
                                                                                    ----                       ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net earnings                                                                     $ 1,773,112                   $  3,619,807
  Adjustments to reconcile net earnings to
  net cash provided by operating activities:
        Depreciation and amortization                                                409,806                        349,571
        Minority interest in loss of
          consolidated subsidiary                                                                                   (89,829)
        Gain on sales of assets and
         investment securities                                                       (99,544)                       (64,179)
        Decrease (increase) in:
           Accounts receivable                                                    (2,325,881)                    (4,035,848)
           Inventories                                                            (2,367,779)                    (5,267,234)
           Deferred tax benefit                                                       41,956                       (288,000)
           Federal taxes receivable                                                1,110,000
           Restricted assets                                                                                        347,647
           Other assets                                                               35,815                       (220,032)
        Increase (decrease) in:
           Accounts payable                                                        4,853,261                     12,490,490
           Other current liabilities
             and accrued expenses                                                   (457,387)                       330,752
           Accrued warranty expense                                                 (238,753)                       540,975
           Accrued customer rebate                                                   111,646                       (121,228)
           Taxes on income                                                                                        1,965,446
           Accrued compensation and
             related taxes                                                           537,743                        571,065
                                                                                 -----------                   ------------
                          TOTAL ADJUSTMENTS                                        1,610,883                      6,509,596
                                                                                 -----------                  -------------

  NET CASH PROVIDED BY OPERATING ACTIVITIES                                        3,383,995                     10,129,403

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of property, plant and
          equipment                                                                 (613,943)                    (2,227,209)
        Proceeds from sales of property,
           plant and equipment                                                       150,000                         23,000
        Purchases of investment securities                                        (4,556,487)                    (1,651,744)
        Proceeds from sales of investment
          securities                                                               4,382,574                      2,752,857
        Advance of note receivable                                                  (678,275)
        Principal repayment on note receivable                                       464,836                         43,927
                                                                                  ----------                   ------------

        NET CASH USED IN INVESTING ACTIVITIES                                       (851,295)                    (1,059,169)

CASH FLOWS FROM FINANCING ACTIVITIES:
         Proceeds from long-term debt                                                                             2,000,000
         Proceeds from exercise of stock options                                                                    132,634
         Payments on long-term debt                                                 (131,870)                       (84,753)
                                                                                  ----------                   ------------

                  NET CASH (USED IN) PROVIDED BY
                         FINANCING ACTIVITIES                                     $ (131,870)                  $  2,047,881

                                                                    (Continued)

                              SPARTAN MOTORS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)



                                                        Three Months Ended March 31
                                                    ----------------------------------
                                                        1995                   1994
                                                        ----                   ----
   EFFECT OF EXCHANGE RATE CHANGES ON CASH           $   18,772            $    (4,475)
                                                     ----------            -----------
 NET INCREASE IN CASH AND CASH EQUIVALENTS            2,419,602             11,113,640

    CASH AND CASH EQUIVALENTS AT BEGINNING
                                 OF PERIOD            2,930,270              1,139,121
                                                     ----------            -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $5,349,872            $12,252,761
                                                     ==========            ===========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid for interest was $116,606 and $98,879 for the three months ended March 31, 1995 and 1994, respectively. Cash paid for income taxes was $11,000 and $3,500 for the three months ended March 31, 1995 and 1994, respectively.


         See notes to consolidated financial statements.          (Concluded)

                              SPARTAN MOTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1994, included in Form 10-K filed with the Securities and Exchange Commission March 25, 1995.


(2) The consolidated financial statements include the accounts of Spartan Motors, Inc., its wholly owned subsidiary, Spartan Motors Foreign Sales Corporation, Inc., and its 80% owned subsidiary Spartan de Mexico, S.A. de C.V.("Spartan de Mexico"). Spartan de Mexico was incorporated in the first quarter of 1993. All material intercompany transactions have been eliminated. The two joint ventures with Societe D' Equipment de Transport et de Carosserie S.A. ("Setcar") are not included in the consolidated financial statements as the Company has not made any expenditures for investment purposes nor have the ventures commenced operations as of March 31, 1995.


(3) In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1995, and the results of operations for the three month periods ended March 31, 1995 and 1994.


(4) The results of operations for the three month period ended March 31, 1995, are not necessarily indicative of the results to be expected for the full year.


(5) Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:


                                                                       March 31, 1995                 December 31, 1994
                                                                       --------------                 -----------------
                 Finished Goods                                         $ 1,441,702                       $ 1,071,424
                 Raw Materials and
                   purchased components                                  19,334,583                        17,969,217
                 Work in Process:
                   Materials                                              4,257,911                         3,827,738
                   Direct Labor                                             307,567                           371,285
                   Manufacturing expenses                                   255,692                           204,570
                 LIFO Reserve                                              (150,000)
                                                                        -----------                       -----------
                                                                        $25,447,455                       $23,444,234
                                                                        ===========                       ===========


(6) A summary of the Company's investment securities portfolio is presented in the table below. During the three months ended March 31, 1995, the Company recognized investment income of approximately $164,500 from such securities.

                              (see following page)

                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



                                                                                  March 31, 1995
                                                          ------------------------------------------------------------------

                                                                                                         Unrealized
                                                          Amortized         Estimated                    ----------
                                                            Cost           Market Value               Gain           (Loss)
                                                         ---------         ------------               ----           ------

        United States government
          agencies (principally
          mortgage backed)                               $ 2,576,539           $ 2,419,987                          $(158,241)
        Municipal bonds                                    7,653,740             7,604,684            $ 1,689         (67,877)
        Corporate bonds                                      754,735               720,470             18,821         (34,265)
        Money market funds                                 1,044,451             1,044,451
                                                         -----------           -----------            -------        --------
        TOTAL                                            $12,029,465           $11,789,592            $20,510       $(260,383)
                                                         ===========           ===========            =======       =========


                                                                                       December 31, 1994
                                                         ------------------------------------------------------------------------

                                                                                                            Unrealized
                                                          Amortized         Estimated                       ----------
                                                            Cost           Market Value               Gain            (Loss)
                                                         ---------         ------------               ----            ------

        United States government
         agencies (principally
         mortgage backed)                                $ 2,327,827           $ 2,107,392            $292          $(220,727)
        Municipal bonds                                    7,820,349             7,526,473                           (293,876)
        Corporate bonds                                    1,602,827             1,554,423                            (48,404)
        Money market funds                                   105,928               105,928
                                                         -----------           -----------            ----           --------

        TOTAL                                            $11,856,931           $11,294,216            $292          $(563,007)
                                                         ===========           ===========            ====          =========


         The maturity distribution of investments at March 31, 1995 is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities may differ because issuers may have the right to call or prepay obligations.

                                                                                 Amortized                       Estimated
                                                                                   Cost                        Market Value
                                                                              ------------                     ------------
                                                    Under 1 Year               $ 1,441,596                     $ 1,438,741
                                                  1 Year  -  5 Years             2,823,690                       2,801,645
                                                  5 Years - 10 Years             4,052,243                       4,027,349
                                                    Over 10 Years                3,711,936                       3,521,857
                                                                               -----------                     -----------

                                                  TOTAL                        $12,029,465                     $11,789,592
                                                                               ===========                     ===========


                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(7) On March 8, 1995 the Board of Directors authorized management to repurchase an additional 150,000 shares of its common stock in the open market. At March 31, 1995, management had authorization to repurchase up to 250,000 shares of its common stock. Repurchase of common stock is contingent upon market conditions. No expiration date was set for the completion of the repurchase program (see Note 9).


(8) During the three months ended March 31, 1995, stockholders' equity changed as follows:

                 Balance at December 31, 1994                                                     $61,628,024
                 Net Earnings                                                                       1,773,112
                 Valuation Allowance - Investment
                   Securities                                                                         214,798
                 Cumulative Translation Adjustment
                   Change                                                                            (435,662)
                                                                                                  -----------

                 Balance at March 31, 1995                                                        $63,180,272
                                                                                                  ===========

(9)     SUBSEQUENT EVENTS:

        During April 1995, the Company repurchased 147,900 shares at an average market price of approximately $10.45 per share. The treasury stock will be constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.

        A cash dividend of $0.05 per outstanding share was declared May 8, 1995 for shareholders of record on June 8, 1995. The dividend of $653,044 will be paid July 8, 1995.
                                       8

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the major elements impacting Spartan Motors, Inc. financial and operating results for the period ended March 31, 1995 compared to the period ended March 31, 1994. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:


                                                                                   Three  Months
                                                                                   Ended March 31
                                                                              -----------------------
                                                                               1995             1994
                                                                               ----             ----
Revenues                                                                         100%             100%
Costs and expenses:
  Cost of products sold . . . . . . . . . . . . . . . . . . . . . . . . . .     83.3%            83.4%
  Research and development  . . . . . . . . . . . . . . . . . . . . . . . .      1.8%             1.1%
  Selling, general, and administrative  . . . . . . . . . . . . . . . . . .      8.0%             5.7%
  Interest  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       .3%              .2%
                                                                                -----            -----

Total costs and expenses  . . . . . . . . . . . . . . . . . . . . . . . . .     93.4%            90.4%
                                                                                -----            -----
Earnings before taxes on income and
          minority interest   . . . . . . . . . . . . . . . . . . . . . . .      6.6%             9.6%

Taxes on income . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2.6%             3.1%
                                                                                -----            -----

Earnings before minority interest . . . . . . . . . . . . . . . . . . . . .      4.0%             6.5%

Minority interest in loss of
          consolidated subsidiary . . . . . . . . . . . . . . . . . . . . .                        .1%
                                                                                -----             ----

Net earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      4.0%             6.6%
                                                                                =====             ====


THREE MONTH PERIOD ENDED MARCH 31, 1995, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1994

          Revenues for the three months ended March 31, 1995, were $44.2 million compared to $54.8 million in 1994, a decrease of 19%. Net income was $1.8 million for the three months ended March 31, 1995 ($0.14 per share), compared to $3.6 million in 1994 ($0.27 per share), a decrease of 50%. The decrease in revenues and earnings is primarily due to soft retail market conditions in recreational vehicles during 1995 resulting in a decrease of OEM orders. The decrease in revenues is further magnified by the fact that the first quarter of 1994 was one of record revenues for the Company. Total chassis production for the three months ended March 31, 1995 consisted of 776 units as compared to 1,314 chassis for the same period in 1994. Sales of fire truck chassis units actually increased by 73% due to the continued shift from commercial to custom chassis, and the Company's ability to compete with the commercial fire truck market with its Diamond, Metro Star and GT-ONE series chassis. Sales of motorhome chassis units decreased overall by 47%, while unit sales of the

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


premium line Mountain Master chassis, which includes the newly designed M-11 chassis, increased 29% during the first quarter of 1995. The chassis contributing to the overall decrease were the lower priced, lower margin chassis offered by the Company. Bus/specialty chassis unit sales declined as a result of the slow progress in the stabilization of the Mexican economy and the fact that domestic sales of bus/specialty chassis are sporadic.

          Total costs and expenses as a percentage of revenues increased to 93.4% for the 1995 period as compared to 90.4% for 1994. Cost of products sold remained consistent at 83.3% of revenues as compared to 83.4% for the same period in 1994. Selling, general and administrative expenses increased to 8.0% of revenues for the 1995 period compared with 5.7% for 1994. The increase is the result of additional expenditures relating to advertising, sales travel and trade shows, and the expansion of the customer service department. In addition, the increase in selling, general and administrative expenses is due to a proportionately larger increase in these costs relative to the level of revenues. Research and development costs for the 1995 period increased to 1.8% of revenues compared with 1.1% for the same period of 1994. The increase in research and development costs is due to the Company continuing its efforts to expand the applications of rear engine diesel technology to additional market segments in the industry. Examples of this are the development of school bus chassis and the low floor transit bus chassis. Interest expense as a percentage of revenues remained consistent at .3% for the 1995 period compared with .2% for the same period in 1994.

          Total chassis orders received decreased 23.7% during the three months ended March 31, 1995, to 764 units from 1,001 units for the same period of 1994. This decrease is primarily the result of a softening in the lower end motorhome market, however orders for the premium motorhome chassis remain strong. Based on average order lead time, the Company estimates that approximately one-half of the motorhome and none of the fire truck orders received during the three month period ended March 31, 1995 were produced and delivered by March 31, 1995.

          At March 31, 1995, the Company had approximately $56.3 million in backlog chassis orders. The Company had increased production levels of fire truck chassis in an effort to reduce the backlog and respond more promptly to customer delivery requirements.

LIQUIDITY AND CAPITAL RESOURCES

          Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long and short-term debt financing. During the three months ended March 31, 1995, cash provided by the operating activities amounted to approximately $3.4 million.
On March 31, 1995, the Company had working capital of $53.6 million compared to $52.3 million at December 31, 1994, an increase of 2.5%. The current ratio on March 31, 1995 decreased to 4.0 compared with 5.0 on December 31, 1994 despite the overall increase in working capital. The increase in working capital was the result of increases in accounts receivable, inventories, and accounts payable. Accounts receivable increased approximately $2.3 million primarily due to strong sales in the last month of the quarter. Inventories increased approximately $2.4 million primarily to

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

support the increase in production of fire truck and premium motorhome chassis. The increase in accounts payable of approximately $4.9 million is the direct result of the increase in inventories needed to support the 1995 production requirements and the timing on vendor payments.

          The Company anticipates that cash generated from operations, the liquidity of short-term investment securities and the existing credit line will be sufficient to satisfy all working capital and capital expenditure requirements for the foreseeable future. This will provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth either through internal development or through strategic joint ventures or acquisitions.

          Spartan de Mexico S.A. de C.V., the Company's foreign subsidiary in Queretaro, Mexico, is working to generate orders from the Mexican and South American bus markets. Spartan de Mexico posted a 2 cent per share loss in earnings during the three months ended March 31, 1995, consistent with the same period in 1994. Spartan de Mexico was unable to produce bus chassis during the three months ended March 31, 1995 due to the slow progress of the Mexican economy stabilization.

          Stockholders' equity increased by approximately $1.6 million for the three months ended March 31, 1995, an increase of 2.5%. This increase is net of the investment securities valuation allowance of $156,000, established to comply with the requirements of SFAS No. 115. The Company's debt to equity ratio decreased to 10.3% on March 31, 1995 compared with 10.8% at December 31, 1994.

          The Company's unsecured line of credit with a bank provides for maximum borrowings of $10,000,000 at 2 1/4% above the LIBOR rate (LIBOR rate at March 31, 1995 was 6 1/8%). As of March 31, 1995, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At March 31, 1995, the Company had outstanding letters of credit totaling $200,000.

EFFECT OF INFLATION

          Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the selling prices of its products. However, the Company normally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, Spartan has limited ability to pass on cost increases to its customers on a short-term basis. In addition, markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. Internally, the Company strives to improve profits by implementing cost effective methods of production.

                           PART II. OTHER INFORMATION



Item 1.                         Legal Proceedings

          The Company is party, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of business. It is the best judgment of management that the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.



Item 2.                       Changes in Securities

          NONE



Item 3.                  Defaults Upon Senior Securities

          NONE



Item 4.        Submission of Matters to a Vote of Security Holders

          NONE



Item 5.                         Other Information

          NONE



Item 6.                 Exhibits and Reports on Form 8-K

          (a)  NOT APPLICABLE

          (b) There were no reports on Form 8-K for the three months ended March 31, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Spartan Motors, Inc.


                                              By  /s/ James R. Jenks
                                                 -------------------------
                                                 James R. Jenks, CPA
                                                 Secretary/Treasurer





Date:      May 8, 1995

                                EXHIBIT INDEX

Exhibit No.                 Description
- -----------                 -----------

    27                      Financial Data Schedule