Form 10-Q
period 1995-06-30
SPARTAN MOTORS INC
filed 1995-08-14
CIK 743238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended June 30, 1995                   Commission File Number 0-13611

                             SPARTAN MOTORS, INC.
            (Exact name of registrant as specified in its charter)

               Michigan                                          38-2078923
      (State of incorporation)                                (I.R.S. Employer
                                                             Identification no.)

1000 Reynolds Road, Charlotte, Michigan                             48813
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code              (517) 543-6400

                                     NONE
             Former name, former address and former fiscal year,
                        if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding at August 9, 1995      12,810,872

                              SPARTAN MOTORS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 1995

                                                                      Page No.
                                                                      --------
Part I. Financial Information

Consolidated Balance Sheets - June 30, 1995
      (Unaudited) and December 31, 1994                                  1



Consolidated Statements of Operations -
      Three Months Ended June 30, 1995 and 1994
      (Unaudited)                                                        3



Consolidated Statements of Operations -
      Six Months Ended June 30, 1995 and 1994
      (Unaudited)                                                        4



Consolidated Statements of Cash Flows -
      Six Months Ended June 30, 1995 and 1994
      (Unaudited)                                                        5



Notes to Consolidated Financial Statements                               7



Management's Discussion and Analysis of Financial
      Condition and Results of Operations                                9



Part II. Other Information                                              13



Signatures                                                              14

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                         JUNE 30, 1995        DECEMBER 31, 1994
                                                         -------------        -----------------
                                                         (UNAUDITED)
                  ASSETS
                  ------

CURRENT ASSETS:

Cash and cash equivalents                                 $ 1,045,601            $ 2,930,270

Investment securities                                      12,192,778             11,294,216

Accounts receivable, less allowance
  for doubtful accounts of $675,000 and
  $540,000 in 1995 and 1994, respectively                  17,860,790             23,316,271

Inventories
                                                           26,684,330             23,444,234

Deferred tax benefit                                        1,117,000              1,450,000

Federal taxes receivable
                                                            1,085,781              1,446,781

Other current assets                                        1,597,238              1,661,639
                                                          -----------            -----------
                            TOTAL CURRENT ASSETS           61,583,518             65,543,411

PROPERTY, PLANT AND EQUIPMENT,
  net of accumulated depreciation of
  $5,322,533 and $4,732,590 in 1995 and
  1994, respectively                                       12,820,917             12,886,838

DEFERRED TAX BENEFIT                                          981,000                751,000

OTHER ASSETS
                                                            1,698,117              1,885,720
                                                          -----------            -----------
                                           TOTAL          $77,083,552            $81,066,969
                                                          ===========            ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SPARTAN MOTORS, INC.
                  CONSOLIDATED BALANCE SHEETS - (CONTINUED)


                                                         JUNE 30, 1995        DECEMBER 31, 1994
                                                         -------------        -----------------
                                                         (UNAUDITED)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

Accounts payable                                          $ 5,185,438             $ 7,143,728

Other current liabilities and accrued
  expenses                                                  1,542,523               1,164,794

Accrued warranty expense                                    1,348,543               1,856,358


Accrued customer rebates                                    1,124,569                 952,742

Accrued compensation and related
  taxes                                                     1,498,693               1,689,966

Current portion of long-term debt                             420,000                 420,000
                                                          -----------             -----------
               TOTAL CURRENT LIABILITIES                   11,119,766              13,227,588

LONG-TERM DEBT, less current portion
                                                            5,974,839               6,211,357

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Common stock, no par value; authorized
  23,900,000 shares, issued 12,810,872 shares
  in 1995 and 13,060,872 shares in 1994                    21,708,178              22,131,928

Retained earnings                                          40,189,196              41,324,916

Valuation allowance (for unrealized losses on
  investments)
                                                               (3,946)               (370,715)

Cumulative translation adjustment
                                                           (1,904,481)             (1,458,105)
                                                          -----------             -----------
               TOTAL STOCKHOLDER'S EQUITY
                                                           59,988,947              61,628,024
                                                          -----------             -----------
                                    TOTAL                 $77,083,552             $81,066,969
                                                          ===========             ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                         THREE MONTHS ENDED JUNE 30
                                                         --------------------------
                                                         1995                  1994
                                                         ----                  ----
REVENUES:
    Net sales                                        $28,426,318          $45,994,124
    Other income                                         365,919              370,260
                                                     -----------          -----------
                                    TOTAL             28,792,237           46,364,384


COSTS AND EXPENSES:
    Costs of products sold                            25,182,955           37,403,652
    Research and development                             685,725              660,657
    Selling, general and administrative                3,318,119            2,936,910
    Interest                                             140,384               86,995
                                                     -----------          -----------
                                    TOTAL             29,327,183           41,088,214
EARNINGS (LOSS) BEFORE TAXES ON INCOME
AND MINORITY INTEREST                                   (534,946)           5,276,170

TAXES ON INCOME (CREDIT)                                (312,000)           2,228,000
                                                     -----------          -----------
EARNINGS (LOSS) BEFORE MINORITY INTEREST                (222,946)           3,048,170

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARY                                                     103,979
                                                     -----------          -----------

NET (LOSS) EARNINGS                                  $  (222,946)         $ 3,152,149
                                                     ===========          ===========

NET (LOSS) EARNINGS PER SHARE                        $     (0.02)         $      0.24
                                                     ===========          ===========

DIVIDENDS DECLARED PER SHARE                         $      0.05          $      0.05
                                                     ===========          ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                         12,982,000           13,234,000
                                                     ===========          ===========


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                              SIX MONTHS ENDED JUNE 30
                                                              ------------------------
                                                              1995                1994
                                                              ----                ----
REVENUES:
    Net sales                                            $72,201,251          $100,123,681
    Other income                                             792,260               999,046
                                                         -----------          ------------
                                    TOTAL                 72,993,511           101,122,727

COSTS AND EXPENSES:
    Costs of products sold                                61,992,720            83,078,275
    Research and development                               1,473,432             1,286,586
    Selling, general and administrative                    6,869,203             6,069,778
    Interest                                                 256,990               169,940
                                                         -----------          ------------
                                                          70,592,345            90,604,579
                                    TOTAL                -----------          ------------

EARNINGS BEFORE TAXES ON INCOME AND
  MINORITY INTEREST                                        2,401,166            10,518,148

TAXES ON INCOME                                              851,000             3,940,000
                                                         -----------          ------------
EARNINGS BEFORE MINORITY INTEREST                          1,550,166             6,578,148

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARY                                                          193,808
                                                         -----------          ------------
NET EARNINGS                                             $ 1,550,166          $  6,771,956
                                                         ===========          ============

NET EARNINGS PER SHARE                                   $      0.12          $       0.51
                                                         ===========          ============

DIVIDENDS DECLARED PER SHARE                             $      0.05          $       0.05
                                                         ===========          ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                             13,032,000            13,232,000
                                                         ===========          ============


SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                               SIX MONTHS ENDED JUNE 30
                                                               -------------------------
                                                                 1995             1994
                                                                 ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                             $ 1,550,166         $ 6,771,956
   Adjustments to reconcile net earnings to net
     cash provided by (used in ) operating
     activities:
   Depreciation and amortization                                794,332             708,871
   Minority interest in loss of consolidated
     subsidiary                                                                    (193,808)
   Gain on sales of assets                                      (80,591)            (65,594)
   Decrease (increase) in:
     Accounts receivable                                      4,990,180          (2,995,724)
     Inventories                                             (3,592,712)        (10,217,028)
     Deferred tax benefit                                       102,000            (166,015)
     Federal taxes receivable                                   361,000
     Other current assets                                       106,382            (889,071)
     Restricted assets                                                              347,647
     Other assets                                               (68,985)           (426,536)
   Increase (decrease) in:
     Accounts payable                                        (1,777,749)          4,854,258
     Other current liabilities and accrued expenses            (519,967)            743,269
     Accrued warranty expense                                  (507,815)            466,868
     Accrued customer rebate                                    171,827             192,192
     Taxes on income                                                                716,000
     Accrued compensation and related taxes                    (191,633)          1,259,328
                                                            -----------         -----------
                          TOTAL ADJUSTMENTS                    (213,731)         (5,665,343)
                                                            -----------         -----------
  NET CASH PROVIDED BY OPERATING ACTIVITIES                   1,336,435           1,106,613

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                  (959,783)         (3,554,968)
   Proceeds from sale of property, plant and equipment          150,000
   Purchases of marketable securities                        (6,953,938)         (7,215,435)
   Proceeds from sales of marketable securities               7,315,496           3,868,806
   Advances on note receivable                                 (707,275)
   Principal repayments on note receivable                      585,955              87,875
                                                            -----------         -----------
         NET CASH USED IN INVESTING ACTIVITIES                 (569,545)         (6,813,722)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net borrowings under line of credit agreement                                  4,500,000
   Proceeds from long-term debt                                                   2,000,000
   Proceeds from exercise of stock options                                          302,120
   Payments on long-term debt                                  (236,518)           (189,528)
   Purchase of treasury stock                                (2,463,987)
                                                            -----------         -----------

         NET CASH (USED IN ) PROVIDED BY  FINANCING
           ACTIVITIES                                        (2,700,505)          6,612,592

                                                                     (CONTINUED)

                              SPARTAN MOTORS, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS - (CONTINUED) (UNAUDITED)

                                                                    SIX MONTHS ENDED JUNE 30
                                                                    -------------------------
                                                                    1995                 1994
                                                                    ----                 ----
EFFECT OF EXCHANGE RATE CHANGES ON CASH                              48,946               30,117
                                                                -----------           ----------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                      (1,884,669)             935,600

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                      2,930,270            1,139,121
                                                                -----------           ----------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                    $ 1,045,601           $2,074,721
                                                                ===========           ==========





SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest was $276,103 and $227,614 for the six months ended June 30, 1995 and 1994, respectively. Cash paid for income taxes was $353,000 and $3,348,900 for the six months ended June 30, 1995 and 1994, respectively. Dividends declared for the six months ended June 30, 1995 and 1994 amounted to $645,649 and $654,898, respectively, and are not included in the change in other current liabilities or in cash flows from financing activities as no cash flows will take place until payment has occurred.


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

(2) The consolidated financial statements include the accounts of Spartan Motors, Inc., its wholly owned subsidiaries, Spartan Motors Foreign Sales Corporation, Inc., and Spartan de Mexico, S.A. de C.V.("Spartan de Mexico"). All material intercompany transactions have been eliminated. The two joint ventures with Societe D Equipment de Transport et de Carosserie S.A. ("Setcar") are included in the consolidated financial statements however the Company has not made any expenditures for investment purposes as of June 30, 1995.

(3) In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1995, and the results of operations for the three month and six month periods ended June 30, 1995 and 1994.

(4) The results of operations for the three month and six month periods ended June 30, 1995, are not necessarily indicative of the results to be expected for the full year.

(5) Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

                                                                        June 30, 1995                 December 31, 1994
                                                                        -------------                 -----------------
                 Finished Goods                                         $ 1,550,756                       $ 1,071,424
                 Raw Materials and
                  purchased components                                   19,572,230                        17,969,217
                 Work in Process:
                   Materials                                              5,211,496                         3,827,738
                   Direct Labor                                             364,356                           371,285
                   Manufacturing expenses                                   285,492                           204,570
                 LIFO Reserve                                              (300,000)
                                                                        -----------                       -----------
                                                                        $26,684,330                       $23,444,234
                                                                        ===========                       ===========

(6) A cash dividend of $0.05 per outstanding share was declared May 8, 1995 for shareholders of record on June 8, 1995. The dividend payable of $645,649 is included in other current liabilities at June 30, 1995. The dividend was paid July 8, 1995.

(7) On March 8, 1995 the Board of Directors authorized management to repurchase an additional 150,000 shares of its common stock in the open market. This action increased the total authorization for repurchase to 250,000 shares of common stock. During April 1995, the Company repurchased 147,900 shares at an average market price of approximately $10.45 per share. The Company completed the authorized buyback in June of 1995 by acquiring 102,100 shares at an average market price of $9.00 per share. The treasury stock has been constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.

(8) During the six months ended June 30, 1995, stockholders' equity changed as follows:

                 Balance at December 31, 1994                                                     $61,628,024
                 Net Earnings                                                                       1,550,166
                 Dividends declared                                                                  (645,649)
                 Purchase of treasury stock                                                        (2,463,987)
                 Valuation Allowance - Investment
                   Securities                                                                         366,769
                 Cumulative Translation Adjustment
                   Change                                                                            (446,376)
                                                                                                  -----------

                 Balance at June 30, 1995                                                         $59,988,947
                                                                                                  ===========

                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(9)     SUBSEQUENT EVENTS:

        On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in the open market. Repurchase of common stock is contingent upon market conditions. No expiration date was set for the completion of the repurchase program.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the major elements impacting Spartan Motors, Inc. financial and operating results for the three month and six month periods ended June 30, 1995 compared to the same periods ended June 30, 1994. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:


                                                                      Three Months                    Six Months
                                                                  Ended June 30, 1995             Ended June 30, 1995
                                                                 ---------------------            --------------------




                                                                 1995             1994            1995             1994
                                                                 ----             ----            ----             ----
        Revenues                                                 100 %            100%             100%            100%
        Costs and expenses:
          Cost of products sold                                 87.5 %           80.7%            84.9%           82.1%
          Research and development                               2.4 %            1.4%             2.0%            1.3%
          Selling, general, and administrative                  11.5 %            6.3%             9.4%            6.0%
          Interest                                               0.5 %            0.2%             0.4%            0.2%
                                                               -----             ----             ----            ----
        Total costs and expenses                               101.9 %           88.6%            96.7%           89.6%
                                                               -----             ----             ----            ----
        Earnings (loss) before taxes on
          income and minority interest                          (1.9)%           11.4%             3.3%           10.4%

        Taxes on income (credits)                               (1.1)%            4.8%             1.2%            3.9%
                                                               -----             ----             ----            ----

        Earnings (loss) before minority interest                (0.8)%            6.6%             2.1%            6.5%

        Minority interest in loss of
          consolidated subsidiary                                                 0.2%                             0.2%
                                                               -----             ----             ----            ----

        Net earnings (loss)                                     (0.8)%            6.8%             2.1%            6.7%
                                                               =====             ====             ====            ====


THREE MONTH PERIOD ENDED JUNE 30, 1995, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1994


          Revenues for the three months ended June 30, 1995, were $28.8 million compared to $46.4 million in 1994, a decrease of 38%. For the three months ended June 30, 1995 the Company had a net loss of $.2 million ($0.02 per share), compared to net income of $3.2 million ($0.24 per share) in 1994. The decrease in revenues and earnings is primarily due to soft retail market conditions in recreational vehicles during 1995 brought about by high interest rates and conservative OEM order levels in preparation for 1996 new model changeover. Total chassis production for the three months ended June 30, 1995 consisted of 459 units as compared to 998 chassis for the same period in 1994. Sales of fire truck chassis units actually increased by 10% due to the continued shift from commercial to custom chassis, and the Company's ability to compete with the commercial fire truck market with its Diamond, Metro Star and GT-ONE series chassis. Sales of motorhome chassis decreased overall by 64%, as unit sales of all recreational vehicle product lines declined. The lower priced, lower margin chassis offered by the Company contributed most significantly to the decrease. Domestic bus/specialty chassis unit sales increased 93% to 52 units as the school bus and low floor transit bus chassis production commenced during the quarter.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


          Total costs and expenses as a percentage of revenues increased to 101.9% for the 1995 period as compared to 88.6% for 1994. Cost of products sold increased to 87.5% of revenues as compared to 80.7% for the same period in 1994. The increase is primarily the result of fixed manufacturing overhead being absorbed by fewer units produced, the mix of chassis produced and the proportion of these costs relative to the level of revenues. Selling, general and administrative expenses increased by $.4 million for the 1995 period compared with the 1994 period. The increase is the result of additional expenditures relating to advertising, sales travel and trade shows, and the Company's commitment to customer service. Research and development costs for the 1995 period remained consistent with the same period of 1994. The Company is continuing its efforts to expand the applications of rear engine diesel technology to additional market segments in the industry. Examples of this are the development of school bus and the low floor transit bus chassis.


          Total chassis orders received increased 13.0% during the three months ended June 30, 1995, to 900 units from 797 units for the same period of 1994. This increase is primarily attributed to school and low floor bus chassis product lines, and to a lesser extent OEM orders for recreational vehicle chassis as the retail market activities began to improve late in the quarter.


SIX MONTH PERIOD ENDED JUNE 30, 1995, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1994


          Revenues for the six months ended June 30, 1995 were $73.0 million compared with $101.1 million in 1994, a decrease of 28%. Net income was $1.6 million for the six months ended June 30, 1995 ($0.12 per share), compared to $6.8 million ($0.51 per share) in 1994 a decrease of 76%. The decrease in revenues and earnings is primarily due to soft retail market conditions in recreational vehicles during 1995 resulting in a decrease of OEM orders. Total chassis production for the six months ended June 30, 1995 consisted of 1,235 units as compared to 2,312 chassis for the same period in 1994. Sales of fire truck chassis units actually increased by 39% due to the continued shift from commercial to custom chassis, and the Company's ability to compete with the commercial fire truck market with its Diamond, Metro Star and GT-ONE series chassis. Sales of motorhome chassis decreased overall by 54%, while unit sales of the recently introduced premium line Mountain Master K2 chassis and the Alpine chassis totaled 135 units during the six months ended June 30, 1995.
The chassis contributing most significantly to the decrease were the lower priced, lower margin chassis offered by the Company. Domestic bus/specialty chassis unit sales increased 23% as the school bus and low floor transit bus chassis production commenced during the second quarter. The Company will continue its efforts to diversify into other product lines reducing its dependence on any single product line.


          Total costs and expenses as a percentage of revenues increased to 96.7% for the 1995 period as compared to 89.6% for 1994. Cost of products sold increased to 84.9% of revenues as compared to 82.1% for the same period in 1994. The increase is primarily the result of fixed manufacturing overhead being absorbed by fewer units produced, the mix of chassis produced and the proportion of these costs relative to the level of revenues. Selling, general and administrative expenses increased by $.8 million for the 1995 period compared with the 1994 period. The increase is the result of additional expenditures relating to advertising, sales travel and trade shows, and the Company's commitment to customer service. Research and development costs for the 1995 period remained consistent with the same period of 1994. The Company is continuing its efforts to expand the applications of rear engine diesel technology to additional market segments in the industry. Examples of this are the development of school bus and the low floor transit bus chassis.


          Total chassis orders received decreased 7.5% during the six months ended June 30, 1995, to 1,664 units from 1,798 units for the same period of 1994. This decrease is primarily the result of the softening in the lower end retail motorhome market brought about by high interest rates and conservative OEM order levels in preparation for the 1996 new model changeover. However, as discussed earlier, order intake during the second quarter increased 13% as the retail recreational vehicle market activities began to improve. This is evidenced by an increase in our backlog of approximately $10 million over the 1995 first quarter backlog.

At June 30, 1995, the Company had approximately $66.5 million in backlog chassis orders. The Company has increased production levels of fire truck chassis in an effort to reduce the backlog and respond more promptly to customer delivery requirements.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED



LIQUIDITY AND CAPITAL RESOURCES

          Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long and short-term debt financing. During the six months ended June 30, 1995, cash provided by the operating activities amounted to approximately $1.3 million.
On June 30, 1995, the Company had working capital of $50.5 million compared to $52.3 million at December 31, 1994, a decrease of 3.4%. The current ratio on June 30, 1995 increased to 5.5 compared with 5.0 on December 31, 1994. The change in working capital was the result of decreases in accounts receivable, and accounts payable and an increase in inventories. Accounts receivable decreased approximately $5.0 million primarily due to the 28% decline in revenues for the six months. Accounts payable decreased by approximately $1.8 million and is the result of reducing vendor deliveries and the timing of vendor payments. Inventories increased approximately $3.6 million primarily due to the decrease in production of the recreational vehicle chassis and inventory purchases related to the new school and low floor bus chassis product lines.


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


          On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in the open market. Repurchase of common stock is contingent upon market conditions. No expiration date was set for the completion of the repurchase program.


          Spartan de Mexico S.A. de C.V., in an effort to generate bus chassis orders, is continuing its aggressive sales and marketing efforts by attending trade shows and directly contacting customers both in Mexico and in Latin and South American countries including Costa Rica, Venezuela, Chile, Argentina and Guatemala. The Company is also conducting body builder surveys and attempting to align commercial financing packages for its potential customers. Spartan de Mexico posted a $.04 per share loss during the six months ended June 30, 1995, consistent with the same period in 1994. The reduced production work force is being used to perform service and warranty repairs on customer chassis but was unable to produce bus chassis during the six months ended June 30, 1995 due to the slow progress of the Mexican economy stabilization. The Company is currently looking for alternative opportunities for use of the excess production capacity until the economy and order levels improve.


          The two joint ventures with Societe D, Equipement de Transport et de Carosserie S.A. ("Setcar") have not commenced operations as of June 30, 1995. However, since entering the joint ventures Spartan has sold and shipped twenty chassis kits directly to Setcar. Spartan has not made any expenditures for investment purposes in either joint venture as of June 30, 1995.


          Stockholders' equity decreased by approximately $1.6 million for the six months ended June 30, 1995, a decrease of 2.7%. The decrease is the result of dividends of $.6 million declared May 8, 1995, paid July 8, 1995 and the $2.5 million repurchase of 250,000 shares of the Company's common stock. The Company's debt to equity ratio decreased to 10.7% on June 30, 1995 compared with 10.8% at December 31, 1994.


The Company's unsecured line of credit with a bank provides for maximum borrowings of $15,000,000 at 2% above the LIBOR rate (LIBOR rate at June 30, 1995 was 6 1/8%). As of June 30, 1995, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At June 30, 1995, the Company had outstanding letters of credit totaling $200,000.

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

                           PART II. OTHER INFORMATION



Item 1.                         Legal Proceedings
       ---------------------------------------------------------------

          The Company is party, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of business. It is the best judgment of management that the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.



Item 2.                       Changes in Securities
       ---------------------------------------------------------------

          NONE



Item 3.                  Defaults Upon Senior Securities
       ---------------------------------------------------------------

          NONE



Item 4.        Submission of Matters to a Vote of Security Holders
       ---------------------------------------------------------------

          Spartan Motors, Inc. Annual Stockholder's Meeting was held June 8, 1995. The results of the proxy vote were as follows:

          1) Election of directors for a three year term expiring at the 1998 Annual Stockholder's Meeting:

                                                   Anthony G. Sommer
                                                    George Tesseris

          2) Ratification of Deloitte & Touche, LLP as independent auditors for the year ending December 31, 1995.



Item 5.                         Other Information
       --------------------------------------------------

          NONE



Item 6.             Exhibits and Reports on Form 8-K
       --------------------------------------------------

          (a)  NOT APPLICABLE

          (b) There were no reports on Form 8-K for the six months ended June 30, 1995.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       Spartan Motors, Inc.


                                                   By: /s/ James R. Jenks
                                                      -------------------

                                                    James R. Jenks, CPA
                                                    Secretary/Treasurer





Date:      August 9, 1995

                                EXHIBIT INDEX




Exhibit                         Description                                Page
  No.                           -----------                                ----
-------

Ex-27                           Financial Data Schedule


