Form 10-Q
period 1995-09-30
SPARTAN MOTORS INC
filed 1995-11-13
CIK 743238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended September 30, 1995              Commission File Number 0-13611

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
YES  X   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding at November 6, 1995      12,710,872

                              SPARTAN MOTORS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1995

                                                                                                         Page No.
                                                                                                         --------
Part I. Financial Information

Consolidated Balance Sheets - September 30, 1995
        (Unaudited) and December 31, 1994                                                                    1



Consolidated Statements of Net Earnings -
        Three Months Ended September 30, 1995 and 1994
        (Unaudited)                                                                                          3



Consolidated Statements of Net Earnings -
        Nine Months Ended September 30, 1995 and 1994
        (Unaudited)                                                                                          4



Consolidated Statements of Cash Flows -
        Nine Months Ended September 30, 1995 and 1994
        (Unaudited)                                                                                          5



Notes to Consolidated Financial Statements                                                                   7



Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                                                  9



Part II. Other Information                                                                                   13



Signatures                                                                                                   14


                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                            September 30, 1995         December 31, 1994
                                                                            ------------------         -----------------
                                                                                 (Unaudited)
            ASSETS
            ------

CURRENT ASSETS:

        Cash and cash equivalents                                             $    789,428               $  2,930,270

        Investment securities                                                    9,178,516                 11,294,216

        Accounts receivable, less allowance
          for doubtful accounts of $720,000
          in 1995 and $540,000 in 1994                                          19,905,820                 23,316,271

        Inventories                                                             28,605,115                 23,444,234

        Deferred tax benefit                                                     1,204,445                  1,450,000

        Federal taxes receivable                                                   537,389                  1,446,781

        Other current assets                                                     1,292,755                  1,661,639
                                                                              ------------               ------------

                                       TOTAL CURRENT ASSETS                     61,513,468                 65,543,411

PROPERTY, PLANT, AND EQUIPMENT,
        net of accumulated depreciation
        of $5,737,376 and $4,732,590 in
        1995 and 1994, respectively                                             12,633,832                 12,886,838

DEFERRED TAX BENEFIT                                                               994,000                    751,000

OTHER ASSETS                                                                     1,568,714                  1,885,720
                                                                              ------------               ------------

                                                      TOTAL                   $ 76,710,014               $ 81,066,969
                                                                              ============               ============




                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
                    CONSOLIDATED BALANCE SHEETS (CONTINUED)

                                                                            September 30, 1995                December 31, 1994
                                                                            ------------------                -----------------
                                                                               (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:

        Accounts payable                                                         $ 5,458,628                      $ 7,143,728

        Other current liabilities and accrued expenses                               983,093                        1,164,794

        Accrued warranty expense                                                   1,578,126                        1,856,358

        Accrued customer rebates                                                     953,934                          952,742

        Accrued compensation and related taxes                                     1,749,618                        1,689,966

        Current portion of long-term debt                                            420,000                          420,000
                                                                                 -----------                      -----------

                                  TOTAL CURRENT LIABILITIES                       11,143,399                       13,227,588

LONG-TERM DEBT, less current portion                                               5,869,790                        6,211,357

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

        Common stock, no par value;
           authorized 23,900,000 shares,
           issued 12,710,872 shares in 1995
           and 13,060,872 shares in 1994                                          21,538,678                       22,131,928

        Retained earnings                                                         40,086,365                       41,324,916
        Valuation Allowance (for unrealized losses on
          investments)                                                                                               (370,715)
        Cumulative translation adjustment                                         (1,928,218)                      (1,458,105)
                                                                                 -----------                      -----------

                                TOTAL STOCKHOLDERS' EQUITY                        59,696,825                       61,628,024
                                                                                 -----------                      -----------

                                                      TOTAL                      $76,710,014                      $81,066,969
                                                                                 ===========                      ===========


                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)

                                                                                    Three Months Ended September 30
                                                                                    -------------------------------
                                                                                      1995                    1994
                                                                                      ----                    ----
REVENUES:
        Net sales                                                                 $ 35,582,799              $44,148,356
        Other income                                                                   445,644                  620,255
                                                                                  ------------              -----------
                                                      TOTAL                         36,028,443               44,768,611

COSTS AND EXPENSES:
        Costs of products sold                                                      30,619,968               35,763,441
        Research and development                                                       787,938                  916,697
        Selling, general and administrative                                          3,434,897                3,136,810
        Interest                                                                       124,470                  202,911
                                                                                  ------------              -----------
                                                      TOTAL                         34,967,273               40,019,859
                                                                                  ------------              -----------

EARNINGS BEFORE TAXES ON INCOME AND
  MINORITY INTEREST                                                                  1,061,170                4,748,752

TAXES ON INCOME                                                                        421,000                1,851,000
                                                                                   -----------              -----------

EARNINGS BEFORE MINORITY INTEREST                                                      640,170                2,897,752

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARY                                                                                        70,720
                                                                                   -----------              -----------

NET EARNINGS                                                                       $   640,170              $ 2,968,472
                                                                                   ===========              ===========

NET EARNINGS PER SHARE                                                             $      0.05              $      0.23
                                                                                   ===========              ===========

DIVIDENDS PAID PER SHARE                                                           $      0.05              $      0.05
                                                                                   ===========              ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                       12,840,000               13,190,000
                                                                                   ===========              ===========





                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)

                                                                                    Nine Months Ended September 30
                                                                                    ------------------------------
                                                                                    1995                     1994
                                                                                    ----                     ----
REVENUES:
         Net sales                                                                $107,784,050             $144,272,037
         Other income                                                                1,237,904                1,619,301
                                                                                  ------------             ------------
                                                      TOTAL                        109,021,954              145,891,338

COSTS AND EXPENSES:
         Costs of products sold                                                     92,612,688              118,841,716
         Research and development                                                    2,261,370                2,203,283
         Selling, general and administrative                                        10,304,100                9,206,588
         Interest                                                                      381,460                  372,851
                                                                                  ------------             ------------
                                                      TOTAL                        105,559,618              130,624,438
                                                                                  ------------             ------------

EARNINGS BEFORE TAXES ON INCOME AND
  MINORITY INTEREST                                                                  3,462,336               15,266,900

TAXES ON INCOME                                                                      1,272,000                5,791,000
                                                                                  ------------             ------------

EARNINGS BEFORE MINORITY INTEREST                                                    2,190,336                9,475,900

MINORITY INTEREST IN LOSS OF
  CONSOLIDATED SUBSIDIARY                                                                                       264,528
                                                                                  ------------             ------------

NET EARNINGS                                                                      $  2,190,336             $  9,740,428
                                                                                  ============             ============


NET EARNINGS PER SHARE                                                            $       0.17             $       0.74
                                                                                  ============             ============


DIVIDENDS PAID PER SHARE                                                          $       0.05             $       0.05
                                                                                  ============             ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                                                       12,968,000               13,218,000
                                                                                  ============             ============





                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                Nine Months Ended September 30
                                                                                ------------------------------
                                                                                  1995                   1994
                                                                                  ----                   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                           $  2,190,336                 $ 9,740,428
    Adjustments to reconcile net earnings to
     net cash provided by operating activities:
    Depreciation and amortization                                             1,342,542                   1,306,727
    Minority interest in loss of consolidated subsidiary                                                   (264,528)
    Gain on sales of assets                                                     (97,718)                    (12,516)
    Decrease (increase) in:
        Accounts receivable                                                   3,663,210                  (6,722,383)
        Inventories                                                          (5,524,894)                 (5,367,597)
        Deferred tax benefit                                                     12,000                    (191,000)
        Federal taxes receivable                                                909,392
        Other current assets                                                    387,698                    (710,062)
        Restricted assets                                                                                   347,647
        Other assets                                                           (104,660)                   (322,206)
    Increase (decrease) in:
        Accounts payable                                                     (1,503,531)                  4,959,771
        Other current liabilities and accrued expenses                         (433,411)                     49,338
        Accrued warranty expense                                               (278,232)                    145,129
        Accrued customer rebate                                                   1,192                    (184,825)
        Taxes on income                                                                                     334,782
        Accrued compensation and related taxes                                   59,085                   1,122,069
                                                                           ------------                 -----------
                                                       TOTAL ADJUSTMENTS     (1,567,327)                 (5,509,654)
                                                                           ------------                 -----------

                               NET CASH PROVIDED BY OPERATING ACTIVITIES        623,009                   4,230,774

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                               (1,283,010)                 (3,838,298)
    Proceeds from sales of property, plant and equipment                        153,825
    Purchases of investment securities                                      (11,267,672)                 (9,259,089)
    Proceeds from sales of investment securities                             13,949,158                   6,643,513
    Advances on note receivable                                                (678,275)
    Principal repayments on notes receivable                                    681,477                     134,169
                                                                           ------------                 -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                           1,555,503                  (6,319,705)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                                          2,000,000
    Proceeds from exercise of stock options                                                                 330,900
    Payments on long-term debt                                                 (341,567)                   (323,787)
    Payment of dividends                                                       (645,649)                   (654,898)
    Purchase of treasury stock                                               (3,376,488)                   (106,000)
                                                                           ------------                 -----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                          (4,363,704)                  1,246,215


                                                                                                                    (continued)

                              SPARTAN MOTORS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                                               Nine Months Ended September 30
                                                                               ------------------------------
                                                                                 1995                  1994
                                                                                 ----                  ----
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        $    44,350           $  42,026
                                                                                -----------           ---------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                                       (2,140,842)           (800,690)

 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                                      2,930,270           1,139,121
                                                                                -----------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                      $   789,428           $ 338,431
                                                                                ===========           =========



SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

        Cash paid for interest was $378,059 and $447,739 for the nine months ended September 30, 1995 and 1994, respectively. Cash paid for income taxes was $353,000 and $5,553,600 for the nine months ended September 30, 1995 and 1994, respectively.



                  See notes to consolidated income statements.
                                                                     (Concluded)

                              SPARTAN MOTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1994, included in Form 10-K filed with the Securities and Exchange Commission on March 25, 1995.


(2) The consolidated financial statements include the accounts of Spartan Motors, Inc., its wholly owned subsidiaries Spartan Motors Foreign Sales Corporation, Inc. and Spartan de Mexico, S.A. de C.V. ("Spartan de Mexico"). All material intercompany transactions have been eliminated. The two joint ventures with Societe D' Equipment Transport et de Carosserie S.A. ("Setcar") are included in the consolidated financial statements however the Company has not made any expenditures for investment purposes as of September 30, 1995.


(3) In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1995, and the results of operations for the three month and nine month periods ended September 30, 1995 and 1994.


(4) The results of operations for the three month and nine month periods ended September 30, 1995 are not necessarily indicative of the results to be expected for the full year.


(5) Inventories consist of raw materials and purchased components, work in process, and finished goods, and are summarized as follows:

                                                                       Sept. 30, 1995                     Dec. 31, 1994
                                                                       --------------                     -------------
         Finished Goods                                                  $  2,097,498                       $ 1,071,424
         Raw Materials and  purchased components                           20,336,857                        17,969,217
         Work in Process                                                    6,370,760                         4,403,593
         LIFO Reserve                                                        (200,000)
                                                                         ------------                       -----------
                                                                         $ 28,605,115                       $23,444,234
                                                                         ============                       ===========



(6) A cash dividend of $0.05 per outstanding share was declared May 8, 1995 for shareholders of record on June 8, 1995. The dividend of $645,649 was paid July 8, 1995.

                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -(CONTINUED)


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


         On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 additional shares of its common stock in the open market. Repurchase of common stock is contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During September 1995, the Company repurchased 100,000 shares at an average market price of approximately $9.13 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.


(8) During the nine months ended September 30, 1995, stockholders' equity changed as follows:

            Balance at December 31, 1994                       $61,628,024
            Net Earnings                                         2,190,336
            Dividends paid                                        (645,649)
            Purchase of treasury stock                          (3,376,488)
            Valuation Allowance - Investment Securities            370,715
            Cumulative Translation Adjustment Change             ( 470,113)
                                                               -----------
            Balance at September 30, 1995                      $59,696,825
                                                               ===========

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the major elements impacting Spartan Motors, Inc. financial and operating results for the three month and nine month periods ended September 30, 1995 compared to the same periods ended September 30, 1994. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                                                         Three Months                       Nine Months
                                                                        Ended Sept. 30                     Ended Sept. 30
                                                                        --------------                     --------------
                                                                      1995         1994                  1995          1994
                                                                      ----         ----                  ----          ----
Revenues                                                             100%             100%               100%          100%
Costs and expenses:
  Cost of products sold                                             85.0%            79.9%              84.9%         81.5%
  Research and development                                           2.2%             2.0%               2.1%          1.5%
  Selling, general, and administrative                               9.5%             7.0%               9.5%          6.3%
  Interest                                                            .3%              .5%                .3%           .2%
                                                                   ------           ------             ------        ------

Total costs and expenses                                            97.0%            89.4%              96.8%         89.5%
                                                                   ------           ------             ------        ------

Earnings before taxes on income and minority interest                3.0%            10.6%               3.2%         10.5%

Taxes on income                                                      1.2%             4.1%               1.2%          4.0%
                                                                   ------           ------             ------        ------

Earnings before minority interest                                    1.8%             6.5%               2.0%          6.5%

Minority interest in loss of consolidated subsidiary                                   .1%                              .2%
                                                                   ------           ------             ------        ------

Net earnings                                                         1.8%             6.6%               2.0%          6.7%
                                                                   ======           ======             ======        ======


THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1994

          Revenues for the three months ended September 30, 1995 were $36.0 million compared to $44.8 million in 1994, a decrease of 20%. Net income was $.6 million for the three months ended September 30, 1995 ($0.05 per share) compared to $3.0 million in 1994 ($0.23 per share). Total chassis production for the three months ended September 30, 1995, consisted of 621 units as compared to 854 chassis for the same period in 1994. The decrease in revenues and earnings is primarily due to soft retail market

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


conditions in recreational vehicles during 1995, brought about by increases in interest rates and uncertainty of U.S. economic conditions, resulting in a decrease in OEM orders. Sales of motorhome chassis units decreased overall by 44%, as unit sales of all recreational vehicle products declined. The entry level chassis offered by the Company experienced the most significant decrease. Domestic bus/specialty chassis unit sales increased 184% to 125 units in 1995 compared to 44 units in 1994. Sales of fire truck chassis remained consistent the 1994 period.

          Total costs and expenses as a percentage of revenues increased to 97.0% for the 1995 period as compared to 89.4% for 1994. Cost of products sold was 85.0% of revenues as compared to 79.9% in the same period of 1994. The increase is primarily the result of fixed manufacturing overhead being absorbed by fewer units produced, the mix of chassis produced and the proportion of these costs relative to the level of revenues. Selling, general and administrative expenses increased by $.3 million to 9.5% of revenues for the 1995 period compared with 7.0% for 1994. The increase is the result of additional expenditures relating to sales promotion, trade shows and the Company's continuing commitment to customer service. Research and development costs for the 1995 period remained consistent with the same period of 1994. The Company is continuing its efforts to expand the application of rear engine diesel technology to additional market segments in the industry and to diversify its product lines.

          Total chassis orders received decreased 22% during the three months ended September 30, 1995 to 837 units from 1,072 units for the same period of 1994. The decrease is attributed to a softening in the recreational vehicles market and higher than average fire truck orders in the third quarter of 1994 as it marked the end of a special fire truck promotion.

NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1994

        Revenues for the nine months ended September 30, 1995 decreased to $109.0 million compared to $145.9 million in 1994, a decrease of 25%. Net income was $2.2 million for the nine months ended September 30, 1995 ($0.17 per share) compared to $9.7 million ($0.74 per share) in 1994. Total chassis production for the nine months ended September 30, 1995, consisted of 1,856 units as compared to 3,167 units for the same period in 1994. The decrease in revenues and earnings is primarily due to soft retail market conditions in recreational vehicles during 1995, brought about by increases in interest rates and uncertainty of U.S. economic conditions, resulting in a decrease in OEM orders. Sales of motorhome chassis decreased overall by 52%. The entry level chassis offered by the Company experienced the most significant decrease. Domestic bus/specialty chassis unit sales increased 100% to 184 units primarily due to the production of school bus and transit bus chassis. Sales of fire truck units actually increased 20% due to the continued shift from commercial to custom chassis and the Company's ability to compete with the commercial fire
truck market.    The Company will continue its efforts to diversify into other product lines reducing its dependence on any single product line.

          Total costs and expenses as a percentage of revenues increased to 96.8% for the 1995 period as compared to 89.5% for 1994. Cost of products sold was 84.9% of revenues as compared to 81.5% in

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


the same period of 1994. This increase is primarily the result of fixed manufacturing overhead being absorbed by fewer units produced, the mix of chassis produced and the proportion of these costs relative to the level of revenues. Selling, general and administrative expenses increased by $1.1 million to 9.5% of revenues for the 1995 period compared with 6.3% for 1994. The increase is the result of additional expenditures relating to sales promotion, trade shows, and the Company's continuing commitment to customer service. Research and development costs for the 1995 period increased to 2.1% of revenues compared with 1.5% for the same period of 1994. The increase in research and development costs is due to the Company's ongoing efforts to diversify its product lines and expand the applications of rear engine diesel technology to additional market segments in the industry. Examples of this are the school bus and the low floor transit bus chassis, and the recently introduced Euroliner, a deluxe, all purpose over the road tractor.

          Total chassis orders received decreased 12.9% during the nine months ended September 30, 1995 to 2,501 units from 2,870 units for the same period of 1994. This decrease is primarily the result of a softening in the entry level recreational vehicle market brought about by high interest rates.

          At September 30, 1995, the Company had approximately $76.8 million in backlog chassis orders. This compares with $71.0 million in backlog orders at September 30, 1994 and represents an increase of approximately $10.3 over the 1995 second quarter backlog. The Company has increased fire truck production levels in an effort to reduce the backlog and respond more promptly to customer delivery requirements.

LIQUIDITY AND CAPITAL RESOURCES

          Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long and short-term debt financing. During the nine months ended September 30, 1995, cash provided by the operating activities amounted to approximately $.6 million. On September 30, 1995, the Company had working capital of $50.4 million compared to $52.3 million at December 31, 1994, a decrease of 3.6%.
The current ratio on September 30, 1995 increased to 5.5 compared with 5.0 on December 31, 1994. The change in working capital was the result of decreases in investments, accounts receivable, accounts payable and an increase in inventories. Investment funds of approximately $2.7 million were used to repurchase 350,000 shares of the Company's stock at a cost of approximately $3.4 million. Accounts receivable decreased approximately $3.7 million primarily due to the decline in revenues for the nine months. Accounts payable decreased by approximately $1.5 million and is the result of reducing vendor deliveries and the timing of vendor payments. Inventories increased approximately $5.5 million principally due to purchases of materials related to the new school bus and transit bus chassis product lines.

          The Company anticipates that cash generated from operations, utilization of short-term investment securities, the existing credit line, and the bank long-term financing will be sufficient to satisfy all working capital and capital expenditure requirements for the foreseeable future. This will provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth through internal development, strategic joint ventures, or acquisitions.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


          Spartan de Mexico S.A. de C.V., in an effort to generate bus orders, is continuing its sales and marketing efforts by attending trade shows and directly contacting customers in Mexico and South American countries including Columbia, Costa Rica, Venezuela, Chile, Argentina and Guatemala. The Company is also conducting body builder surveys and attempting to arrange commercial financing packages with independent financial institutions for the Company's potential customers. Spartan de Mexico has recorded losses of approximately $.05 per share for the nine months ended September 30, 1995. The reduced production work force is being used to perform service and warranty repairs on customer chassis but did not produce bus chassis during the nine months ended
September 30, 1995 due to the lack of stability of the Mexican economy.   The
Company is currently looking for alternative opportunities for use of the excess production capacity until the economy and order levels improve.

          Stockholders' equity decreased by approximately $1.9 million for the nine months ended September 30, 1995, a decrease of 3.1%. The decrease is net of dividends of $.6 million paid July 8, 1995 and the $3.4 million repurchase of 350,000 shares of the Company's common stock. The Company's total debt to equity ratio decreased to 10.5% on September 30, 1995, compared to 10.8% on December 31, 1994.

          The Company's unsecured line of credit with a bank provides for maximum borrowings of $15,000,000 at 2% above the LIBOR rate (LIBOR rate at September 30, 1995 was 5.87%). As of September 30, 1995, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At September 30, 1995, the Company had outstanding letters of credit totaling $200,000.

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

          NONE



Item 5.         Other Information

          NONE



Item 6.                 Exhibits and Reports on Form 8-K

          (a)  NOT APPLICABLE

          (b) There were no reports on Form 8-K for the nine months ended September 30, 1995.

          27   Financial Data Schedule

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Spartan Motors, Inc.


                    By  /s/ James R. Jenks
                        -----------------------
                        James R. Jenks, CPA
                        Secretary/Treasurer





Date:      November 6, 1995
      --------------------------

                                EXHIBIT INDEX




EXHIBIT
NUMBER                             DESCRIPTION
-------                            -----------
27    --         Financial Data Schedule
