Form 10-K405
period 1995-12-31
SPARTAN MOTORS INC
filed 1996-03-29
CIK 743238

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                             ________________

                                 FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1995
                                    OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from _____________ to ______________.

                      Commission File Number 0-13611

                           SPARTAN MOTORS, INC.
          (Exact name of registrant as specified in its charter)


                    Michigan                         38-2078923
            (State of incorporation)    (I.R.S. Employer Identification No.)

               1000 Reynolds Road
               Charlotte, Michigan                      48813
    (Address of principal executive offices)         (Zip Code)

    Registrant's telephone number, including area code:  (517) 543-6400

        Securities registered pursuant to Section 12(g) of the Act:


                               Common Stock
                             (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Aggregate market value of voting stock of Registrant held by non-affiliates as of March 15, 1996, was $82,728,000.

Number of shares outstanding of the Registrant's Common Stock, no par value, as of March 15, 1996, was 12,633,572 shares.

            DOCUMENTS AND INFORMATION INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the registrant's annual shareholders' meeting to be held June 5, 1996, are incorporated by reference into Part III of this report.
===========================================================================












































                             SPARTAN MOTORS, INC.

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                          YEAR ENDED DECEMBER 31, 1995

                                                                       PAGE

                                   PART I

Item 1.      Business  . . . . . . . . . . . . . . . . . . . . . . . .    1
Item 2.      Properties  . . . . . . . . . . . . . . . . . . . . . . .   14
Item 3.      Legal Proceedings . . . . . . . . . . . . . . . . . . . .   14
Item 4.      Submission of Matters to a Vote of Security
               Holders . . . . . . . . . . . . . . . . . . . . . . . .   15

                                   PART II

Item 5.      Market for Registrant's Common Stock and Related
               Shareholder Matters . . . . . . . . . . . . . . . . . .   15
Item 6.      Selected Financial Data . . . . . . . . . . . . . . . . .   15
Item 7.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations . . . . . . . . . .   17
Item 8.      Financial Statements and Supplementary Data . . . . . . .   24
Item 9.      Changes in and Disagreements on Accounting and
               Financial Disclosures . . . . . . . . . . . . . . . . .   43

                                   PART III

Item 10.     Directors and Executive Officers of the Registrant  . . .   43
Item 11.     Executive Compensation  . . . . . . . . . . . . . . . . .   43
Item 12.     Security Ownership of Certain Beneficial Owners
               and Management  . . . . . . . . . . . . . . . . . . . .   43
Item 13.     Certain Relationships and Related Transactions  . . . . .   43

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports
               on Form 8-K . . . . . . . . . . . . . . . . . . . . . .   43

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   46


                          FINANCIAL STATEMENT SCHEDULES

Spartan Motors, Inc., Financial Statement Schedules  . . . . . . . . .   A-1







                                  PART I

ITEM 1.  BUSINESS.

GENERAL

     Spartan Motors, Inc. ("Spartan" or the "Company") is a Michigan corporation organized on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first truck chassis in October 1975.

     Spartan is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The Company's chassis consist of a frame assembly, engine, transmission, electrical systems, running gear (wheels, tires, axles, suspension and brakes) and, for some applications, a cab. The Company's customers are original equipment manufacturers ("OEMs") who complete their vehicle product by mounting the body or apparatus on a Spartan chassis.

     The Company's business strategy is to further diversify its product lines and develop its design, engineering and manufacturing expertise to continue to be the best value producer of custom chassis to the national and international markets. The Company sells its chassis to three principal markets fire truck, motorhome and bus/specialty. Spartan does not manufacture and sell standard mass-produced commercial truck chassis, but instead focuses on certain custom niches within its three principal markets. Spartan believes that opportunities for growth remain in each of its principal markets for custom built chassis.

     In the fire truck market, the Company believes that standards adopted by the National Fire Protection Association ("NFPA"), along with new products and technologies that have become available from component suppliers, will result in a continued increase in the percentage of fire trucks manufactured with custom chassis of the type produced by Spartan over the typical commercially mass produced chassis without custom options.

     Spartan believes that its innovative custom engineered line of chassis will enable it to continue to develop chassis applications for larger portions of the motorhome, school bus and transit bus markets. The Company recognizes that annual motorhome unit sales are substantially greater than fire truck unit sales. Thus, in 1995 Company management began placing special emphasis on further diversification into the school bus and transit bus chassis business, markets in which the Company believes it can expand its presence.

     Spartan manufactures its chassis with commercially available components purchased from outside suppliers. This purchasing strategy allows the Company to service finished products with more ease, reduces production costs and expedites the development of new products. The Company manufactures chassis only upon receipt of confirmed orders, and, thus, does not have significant amounts of inventory.

     The Company prides itself on the "Spartan" method of conducting business, which features frugality, limited corporate bureaucracy and proactive employee involvement. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using internally or externally generated equity capital as its primary source of expansion capital.

PRODUCTS

     The Company has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Company engineers, manufactures and markets chassis for fire trucks, motorhomes, school buses, transit buses and specialty applications such as airport sweepers, utility trucks, crash-rescue apparatus, trams and trolleys. As a specialized chassis producer, the Company believes that it holds a unique position, due to its engineering reaction time, manufacturing expertise and flexibility, to profitably manufacture chassis with a specialized design which will serve customer needs better than a standard commercial chassis.

FIRE TRUCKS

     The Company custom manufactures fire truck chassis in response to customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

     Spartan strives to develop innovative engineering solutions to meet customer requirements, and concentrates on anticipating the needs of the marketplace. An example of this progressive approach is the new ADVANTAGE fire truck chassis and cab introduced in the first quarter of 1996, at the Fire Department Instructors Conference in Indianapolis, Indiana. The Company engineered this entry-level product to directly compete with the $80 million commercial fire truck chassis market. The ADVANTAGE fire truck chassis and cab is competitively priced without sacrificing the added flexibility, quality and end-user orientation of a custom-built fire truck. Spartan's decision to compete with commercial fire truck chassis is based on the growth potential of the market, which represents approximately 50% of all fire truck chassis, and the Company's confidence that it can manufacture a better, more desirable product than the competition. Based on positive initial feedback from OEMs and other consumers and anticipated market demand for the product, Spartan expects to commence manufacturing the ADVANTAGE fire truck chassis and cab in the second quarter of 1996. Spartan's Dealer Council, consisting of 16 fire truck industry leaders throughout the United States and Canada, praised the ADVANTAGE chassis when compared with commercial chassis based on its roomier interior and headroom, forward-facing seating and the distinctive custom chassis look desired by fire fighters. The new ADVANTAGE chassis also includes standard features such as a Cummins 300 horsepower engine, an Allison World Transmission and a four-door, six-man tilt cab.


                       -2-
     In the fire apparatus market, Spartan manufactured the Metro Star, Diamond Gladiator, Charger, Silent Knight and Baron custom chassis for 45 OEMs during 1995.

     Spartan continually monitors new technology and works closely with component manufacturers to apply this technology to its products. For example, the Company helped introduce the Detroit Diesel Series 60 engine to the fire truck market. The Series 60 engine, which is used on many heavy-duty commercial applications, employs recent innovations in power technology. These engines permit the fire truck to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Company also worked with Cummins on the introduction of the N-14 and M-11 engines, which assist in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the Allison World Transmission MD- and HD-Series, an improved wholly electronic automatic transmission design which provides for better performance characteristics and improved service and maintenance capabilities.

     The Company estimates that more than 5,000 fire trucks were sold domestically in 1995, of which approximately 3,000 utilized standard commercial truck chassis and approximately 2,000 utilized customized chassis of the type produced by Spartan. The Company believes that the percentage of fire trucks manufactured with customized chassis has increased in recent years, primarily because customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations.

     Safety standards for fire trucks are adopted by NFPA, which announced comprehensive new standards for the fire apparatus industry in February of 1996. NFPA standards typically add new requirements which are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions.

     Spartan continues to monitor and consider current NFPA discussions regarding modifications to its products. Consequently, the Company believes that its products comply with all current NFPA standards. Spartan also believes that it may be more difficult for fire trucks utilizing standard commercial chassis to comply with certain NFPA requirements due to the lead time associated with production changes. As a result, the Company anticipates that the percentage of fire trucks which utilize customized chassis rather than standard commercial chassis may further increase.






                       -3-
MOTORHOMES

     The Company custom manufactures chassis to the individual specifications of its motorhome chassis OEMs, which vary based on the specific interior and exterior designs of the motorhome coaches to be attached to the Spartan chassis. The Company's motorhome chassis fall into five major product groups: (i) the new EXP-2001 Chassis; (ii) the Alpine Chassis; (iii) the Highlander chassis; (iv) the Mountain Master chassis; and (v) the premium K2 chassis. These motorhome chassis are distinguished by differences in allowable vehicle weight, length, size, options and price. The Company designs and engineers modifications to these five basic product groups to meet customer requirements and to adapt the chassis to the customer's manufacturing process.

     Spartan continuously seeks to develop innovative engineering solutions to customer requirements and strives to anticipate market needs. Examples of this progressive Spartan approach are the introduction of two new products: the EXP-2001 chassis and the K2 chassis. The EXP-2001 series of chassis was engineered in response to customer demand for "affordable luxury" in an entry-level, premium diesel pusher RV chassis. In 1994 Spartan produced the first K2 chassis, which featured the higher horsepower and torque of the powerful Cummins M-11 engine. This world-class chassis offers RV owners additional power, performance and prestige, and was created by taking the very finest custom chassis in the world, the Mountain Master, and making it even better for those "Who Demand It All."

     Further examples of Spartan's innovative engineering solutions include the conversion to non-ozone depleting R-134-A refrigerant in its air conditioning systems, well in advance of the federal requirement banning freon; the development of the Granning Air suspension for the EC series chassis and the implementation of a wide track axle, which provides better handling and greater stability. In addition, the Company has developed a Spartan-exclusive "intelligent steering wheel" system, which allows the driver to have fingertip control of many RV functions right from the wheel of the vehicle.

     In January of 1994, the Company unveiled a comprehensive 24-hour emergency road service program called "Customer First." This program is designed to enhance the Company's service to a level that is unmatched in the RV industry and further demonstrates that the Company's primary goal is to always place the customer first, even after a sale.

     Spartan's five major product groups are as follows:

     EXP-2001 CHASSIS: EX=Extra, P=Performance and 2001 are symbols representing this entry-level custom chassis which is designed around quality and dependability to carry the customer well into the 21st Century. The EXP-2001 series chassis was engineered in response to customer demand for "affordable luxury" in an entry-level, premium diesel pusher RV


                       -4-
chassis. The EXP-2001 has standard gross vehicle weight ("GVW") of 19,000 lbs., which can be upgraded to 23,000 lbs., and is priced from approximately $22,000 to $30,000. This premium chassis is powered by the Cummins turbo-diesel 210 h.p., 5.9 B-Series engine with 485 ft/lbs. of torque, as well as the Allison AT-542 transmission with a 3.23 powertrain gear ratio, or the optional Allison MD-3060 six-speed transmission and two overdrive gears. Full air suspension, Leece-Neville 160 amp alternator and 50,000 PSI frame rail are all standard features.

     The EXP-2001 chassis is used by OEMs to produce retail coaches ranging in price from $65,000 to $85,000. In previous years, motorhome manufacturers offered only two choices, a deluxe rear engine diesel coach which typically sold for more than $100,000 and a basic front engine gas or diesel model which typically sold for less than $100,000. The EXP-2001 series combines the best features of today's deluxe models with the lower cost of the basic models, allowing OEMs to offer a complete, well appointed coach for less than $80,000.

     The modifications made to the EC chassis, now known as the EXP-2001, in late 1994 has allowed Spartan to continue to expand this line. The EXP-2001 chassis is popular because it combines the best features that customers desire in a smaller, entry-level motorhome: fuel economy, quiet ride, durability, superior stopping capability, maneuverability, stability and power.

     ALPINE CHASSIS: The Alpine RV chassis was designed and engineered in November of 1994 to fulfill three very specific needs of RV owners: additional "Power," premium "Performance" and a "Great Price." This revolutionary chassis offers many unique features and benefits unavailable on the EXP series, and was engineered for individuals who previously had to wait for their second or third upgrade before moving into a higher horsepower premium diesel pusher chassis.

     Powered by either the Cummins B5.9 liter, 230 h.p. with 605 ft./lbs. of torque, or the optional Cummins C8.3 liter, 250 h.p. with 650 ft./lbs. of torque, this chassis features Spartan's high standard of performance, including standard air brakes and air suspension, standard Leece-Neville 160 amp alternator, GVW from 23,000 lbs. to 25,000 lbs., posi-steer and many other desirable features.

     The Alpine chassis, competitively priced from $32,000 to $38,000, is generally $5,000 to $8,000 less than a similar 250 h.p. model chassis of the past, which enables Spartan customers to enjoy all of the items that come equipped on coaches ranging from $80,000 to $120,000. The development of the Alpine chassis demonstrates Spartan's commitment to providing customers with quality, high-powered products at competitive prices.





                       -5-
     HIGHLANDER IC CHASSIS: The Highlander IC chassis, offering more standard features than the Alpine chassis, is customized to suit the specific needs of OEMs who build motorhomes for the intermediate luxury marketplace.

     All Highlander chassis feature a 250 h.p. Cummins C-Series with the diesel pusher engine, full air suspension and air brakes, Allison MD-3060 six-speed electronic transmission, 50,000 PSI laser aligned frame rails, anti-lock braking system and GVW from 25,000 lbs. to 34,000 lbs. Beginning in April of 1996, this premium chassis will also be available with an optional 325 h.p. Cummins C-Series diesel pusher engine. The Highlander chassis is priced from $42,000 to $50,000 and is used by OEMs to produce retail coaches ranging from $135,000 to $300,000.

     MOUNTAIN MASTER CHASSIS: The Mountain Master chassis was the Company's first motorhome product and quickly became tailored to meet the specific "Performance and Luxury" needs of deluxe motorhome customers.

     All Mountain Master chassis now feature a 250 h.p. to 300 h.p. Cummins C-Series diesel pusher engine, full air suspension and air brakes, Allison MD-3060 six-speed electronic transmission, the Spartan-exclusive intelligent steering wheel, 50,000 PSI laser aligned frame rails, anti-lock braking system and GVW from 25,000 lbs. to 34,000 lbs.

     The Mountain Master chassis is priced from $43,000 to $53,000. This deluxe chassis is used by OEMs to produce retail coaches ranging from $150,000 to $380,000 and has set the industry standard for luxury and performance in motorhome coaches.

     K-2 CHASSIS: In 1994 Spartan introduced its first chassis featuring the powerful Cummins M-11 engine to give RV owners the option of increasing the power that may be demanded on the Mountain Master chassis to a 350 h.p. or 400 h.p. diesel engine. This world-class chassis offers RV owners additional power, performance and prestige, and was created by reconstructing and revitalizing the foremost custom chassis in the world to meet and exceed the demands of our discriminating customers.

     The K2 chassis offers many standard features that were formerly available only as options or were not accessible on the market, including Spartan's exclusive intelligent steering wheel, engine roll-out, 10 7/8" X
3 1/2" X 3/8" 50,000 PSI laser aligned frame rails, anti-lock braking system, optional tag axle, 150 gallon fuel tank, powerful Leece-Neville 160 amp alternator, full air suspension, state-of-the-art Allison HD-4060 six-speed transmission and GVW from 29,000 lbs. to 35,000 lbs.

     This innovative diesel pusher chassis, priced from $68,000 to $85,000, was created for sophisticated RV owners who require exceptional power and performance and is used by OEMs to produce premium retail coaches ranging in price from $190,000 to $500,000.


                       -6-
BUS/SPECIALTY VEHICLES

     The Company develops specialized chassis and actively seeks additional applications of its existing products and technology in the bus/specialty vehicle market. Spartan believes that this third product group, although presently the Company's smallest, has the strongest sales growth potential. The Company, consistent with its focus on the future, strongly emphasized diversification in 1995, and made notable strides toward product diversification in the second half of 1995 as custom school bus chassis began generating new revenues in a marketplace that currently produces more than 30,000 chassis annually.

     This expanding school bus chassis market, coupled with a growing market for the Company's custom transit bus chassis, creates an excellent opportunity to further pursue the diversification of other transit bus products. Spartan believes that the transit bus business shows encouraging growth for custom manufacturing companies as the market recognizes the long-term cost savings relating to maintenance and the extended life of a custom bus, as well as a need to place safety as a top priority. Medium to small cities and private contractors appear to be moving toward smaller, more speciality type buses such as the ones produced on Spartan chassis. The move to smaller specialty buses is evidenced by the growth in major bus companies which have begun to build buses on custom Spartan chassis, which has increased from one OEM in 1995 to four OEMs in 1996. The custom bus chassis also can be adapted for use in small and midsized buses under 32 feet in length.

     Spartan's innovative "Custom Low Floor" bus chassis, first delivered to an OEM in the second half of 1995, eliminates the need for costly mechanical wheel chair lifts through a revolutionary curb height which permits the use of manually operated ramps. Spartan's low floor chassis allows OEMs to meet Americans with Disabilities Act standards, which require lifts on all publicly funded buses, on a very competitive basis. The ultimate customer will benefit by the elimination of the high cost maintenance and decreased down time involved with these lifts.

     The Company also expects that its domestic bus/specialty vehicle market will continue to grow due to American consumers' increasing demands for improved mobile services and increasing concern over safety issues--two areas that are specifically addressed through the use of custom chassis. Businesses are increasingly taking their services directly to customers, often by utilizing specialized vehicles. With its experience in manufacturing chassis for bookmobiles, mobile medical units and other specialty uses, the Company believes it is well positioned to continue to benefit and flourish from this trend.

     Potential customers outside of the United States, in areas where bus transportation is used to a greater extent than domestically, continue to show significant interest in the custom bus chassis. The Company's ability


                       -7-
to readily convert the bus chassis from left-hand to right-hand steering and the use of components which are serviceable throughout the world should enable this product to continue its growth in the international marketplace.

     Furthering the growth of the specialty vehicle chassis, the Company introduced the new "Euroliner Series" in December of 1995. This luxurious, high performance chassis is designed as an alternate means of towing horse, racing, yacht and other heavy duty trailers. The Euroliner Series touring/tow chassis vehicle is priced from $150,000 to $185,000. The Company believes that the market will be receptive to this new Spartan product.

SPARTAN DE MEXICO S.A. DE C.V.

     Spartan de Mexico S.A. de C.V. ("Spartan de Mexico"), the Company's wholly owned foreign subsidiary in Queretaro, Mexico was established in January of 1993 and continues to work to penetrate the Mexican and Latin American bus markets. Spartan de Mexico began producing custom bus chassis for its Mexican and Latin American customers during the first quarter of 1994, selling a total of 81 transit bus chassis during 1994. Production was halted in 1995 due in part to the Company's ongoing efforts to reduce overhead along with decreased demand for transit bus chassis, which resulted from the faltering Mexican economy. The Company intends to reinstate production if commercial interest rates are reduced and order demands are increased. Spartan de Mexico recognized a $.05 per share loss for 1995, and a $.08 per share loss for 1994. The peso devaluation and the financial crisis in Mexico did not materially affect the consolidated financial statements of the Company.

     The Company continues to monitor the Mexican operation closely and has controlled the fixed costs of Spartan de Mexico through a significant reduction of full and part time employees. The Company remains committed to supporting the operations of Spartan de Mexico and penetrating the Mexican and Latin American markets. As the Mexican government continues to work to improve and stabilize the Mexican economy, Spartan de Mexico may demonstrate good prospects for long-term profitability in the custom transit bus chassis market.

CUSTOMER BASE

     In 1995 the Company's customer base increased by 20 customers to approximately 125, which includes three major customers. The Company expects that its customer base will continue to increase in 1996. Sales to major customers Holiday Rambler, Fleetwood Motor Homes of Indiana, Inc. and Newmar were approximately $19.7 million, $19.4 million and $15.3 million respectively during 1995 compared to approximately $27.5 million, $22.1 million and $19.1 million respectively during 1994. Sales to Gulfstream Coach Inc. and Winnebago Industries in 1993 were approximately $24.8


                       -8-
million and $22 million, respectively. Sales to customers classified as major amounted to 35.3%, 35.8% and 28.1% of total revenues in 1995, 1994 and 1993, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong and lasting relationships with its customers. Through the intense effort placed on product diversification, the Company believes that it can augment sales through diversification of its customer base and product lines.

BACKLOG ORDERS

     At December 31, 1995, the Company had backlog orders of approximately $62.1 million compared with a backlog of approximately $63.4 million at December 31, 1994. The Company anticipates that it will increase production levels for all of its products primarily as a result of to the expansion and improvements at Plant IV and improved manufacturing efficiencies and procedures. See "Manufacturing." For a description of the Company's facilities and their respective uses see Item 2.

     The Company believes that it can produce substantially all of its backlog orders existing at December 31, 1995, by June 30, 1996. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily instructive and may not be indicative of eventual actual shipments.

MARKETING

     Spartan markets its custom manufactured chassis primarily through the direct contact of its sales department with OEMs, dealers and end-users. These personal contacts focus on the quality of the Company's products and allow the Company to keep customers constantly updated on new or improved product lines. Spartan believes that direct contact with purchasers and end-users is an effective method of marketing its custom manufactured chassis to target potential customers and end-users who are likely to specify a Spartan chassis on their fire truck, motorhome or bus.

     In 1995, Company representatives attended over 70 trade shows to promote Spartan's fire truck, motorhome and bus chassis. The Company will continue its participation in trade shows in 1996, particularly shows that promote the public transportation arena. Trade shows provide Spartan the opportunity to display its chassis and to meet directly with manufacturers who purchase chassis, dealers who sell finished vehicles and consumers who



                       -9-
use finished vehicles. In 1995 the Company attended shows in Canada, Europe and Mexico for the purpose of introducing, promoting and expanding the Spartan chassis lines into international markets.

     The Company introduced five of its new products through trade shows in 1995, including the new EXP-2001 chassis, the Alpine chassis, the K2 chassis, the Euroliner series chassis and a rear engine diesel pusher chassis for Navistar International Corporation. Spartan's sales, marketing and communication groups are responsible for marketing the Company's custom manufactured chassis and producing informative product literature. The sales group consists of approximately 11 salespersons based in Charlotte, Michigan, and 10 salespersons located throughout the United States and Canada. In addition, the Company has retained sales representatives in London and Poland in an effort to increase penetration in international markets. Other sales representatives are primarily engaged in contacting apparatus manufacturers, dealers and fire departments for the purpose of promoting the sale of Spartan fire trucks and advancing the name recognition of the Company. All sales personnel are supported by the Company's sales and management staff based in Charlotte, Michigan.

     The Company does not rely heavily on commercially placed advertisement of its products, and magazine and trade publication promotion of its products is very limited. The Company believes that reliance on direct customer contact enables it to more specifically target both potential and existing customers, to better track customer demands and to control its marketing costs. In addition to its direct customer contact, Spartan conducts training sessions for OEMs and consults with dealers to produce and distribute product brochures, videotapes and other materials to promote the Company's custom manufactured chassis.

SUPPLIERS

     An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Rockwell International, Inc., Detroit Diesel, Inc., Cummins Engine Co., Allison Division of General Motors Corporation, Truck Cab Manufacturing, Eaton Axle Corporation, REYCO Industries, Inc. and Goodyear Tire and Rubber Co. Through its reliance on these component suppliers, the Company is able to reduce production costs through high volume purchasing power and its ability to expedite the development of new products.

     The Company is located close to most of its suppliers, which is a factor in the planning for deliveries of components. Spartan has enjoyed long-term business relationships with many manufacturers and suppliers; however, the Company is not a party to any long-term supply contracts.




                      -10-
MANUFACTURING

     In 1994, the Company completed its expansion of Plant IV to a total square footage of 150,000. The project was financed with a $2 million long-term loan at a fixed interest rate of 7%. During the third quarter of 1995, the Company consolidated Plant III, a plant that initially housed RV chassis manufacturing, into Plant IV, which enabled the Company to fully utilize this new facility. The consolidation is expected to improve efficiencies through reduced employee overtime, improved quality and diminished inventory by eliminating the need for stocking two locations.

     During the fourth quarter of 1995 the Company made similar changes to the fire truck production assembly lines. The primary lines in Plant I were moved to Plant III, which is located next to fire truck cab assembly in Plant II, and in the same building as fire truck engineering. The relocation should result in reduced down time through improved communications between the engineering and production staff on the customized product line. The change also allows longer assembly lines with higher ceilings which should improve production efficiencies.

     The Company estimates that its current annual manufacturing capacity based on one shift per plant, is as follows: Plant I-fire truck final assembly at 25%, Plant II-fire truck cabs at 50%, Plant III-fire truck chassis production at 65% and Plant IV-motorhome and bus chassis production at 90%. Depending on the specific chassis being manufactured, the various plants are capable of running up to three shifts daily. Although strip chassis can be produced on a multiple shift basis, it would be difficult for the Company to produce fire trucks on a multiple shift basis in Plant III, due to the necessity of continual engineering support during the custom manufacturing process.

     The Company's three principal assembly areas are fire truck assembly, cab painting and assembly and motorhome/bus/specialty chassis assembly. In each of these areas, the Company utilizes a series of workstations. Due to the custom nature of its business, Spartan chassis cannot be efficiently manufactured on automated assembly lines. Employees who are assigned to a particular workstation typically perform a variety of tasks in order to complete the objective assigned to that station. For example, a worker assigned to a cab/engine set workstation might perform a variety of tasks relating to the mounting of the engine, cab, radiator, transmission and the connection of electrical and plumbing systems. In addition, workers are frequently trained to work at more than one workstation, which increases the Company's manufacturing flexibility, improves manpower utilization and decreases production costs.

     Generally, Spartan designs and assembles specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs and expedites the development of new products.

                      -11-
     Spartan conducts quality control audits throughout the manufacturing process to ensure that its products meet Spartan quality standards and customer specifications. In addition, all chassis are evaluated utilizing performance tests before shipment. For example, prior to shipment to OEMs, each fire truck chassis is subjected to a 60-mile road and durability test and every motorhome chassis is tested on a chassis dynamometer, which operates power train components at conditions simulating road speeds.

PRODUCT WARRANTIES AND PRODUCT LIABILITY INSURANCE

     Spartan believes in the quality of its products and provides limited warranties against construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. Customers and end-users also receive warranties from suppliers of components which are incorporated into the Company's chassis. In addition, the Company carries liability insurance for all of its products.

RESEARCH AND DEVELOPMENT

     Spartan's success depends on the Company's ability to respond quickly to changing market demands and its role as a world leader in niche market innovation. Spartan emphasizes research and development and commits substantial resources to support and further its role as forerunner in the industries it serves. Sales and marketing activities are geared to collect and forward information regarding changing consumer needs or problems to the Company's engineering department so that the information can be evaluated and processed promptly. Spartan devotes a portion of its Plant IV facilities to research and development projects, which focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. See "Manufacturing."

     The Company is committed to continue its role as a leader in the markets in which it competes. Research and development expenditures could therefore increase as sales increase and as new markets are explored. Engineering, research and development expenses were approximately $3.1 million, $3 million and $2 million for the years ended December 31, 1995, 1994 and 1993, respectively.

COMPETITION

     Spartan is a leading designer, engineer and manufacturer of custom heavy-duty chassis in the fire truck, motorhome, school bus, transit bus and specialty markets. The principal methods of competition utilized by the Company include design, product and service quality, speed of delivery and product pricing. The Company has a few competitors that manufacture custom chassis for the same markets, some of which are divisions of large diversified organizations which have total sales and financial resources


                      -12-
exceeding those of the Company. Certain manufacturers of the types of vehicles for which Spartan manufactures chassis are vertically integrated and manufacture their own commercial chassis, although they generally do not sell chassis to outside customers.

     The Company's direct competitors in the specialty chassis market are principally smaller manufacturers. The Company believes that it has the technical strength and production capability to successfully compete with all specialized manufacturers. Larger truck chassis manufacturers generally have not shown an interest in manufacturing custom designed heavy-duty truck chassis because their highly automated assembly line operations do not efficiently lend themselves to producing a wide variety of highly specialized truck and vehicle chassis at acceptable profit margins. As an example, in 1995 Spartan began producing chassis for three companies that have their own chassis manufacturing facilities. These companies chose Spartan to produce their specialty chassis because Spartan offers an exceptional product with responsive service and favorable warranties.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     The Company has no patents or franchises. The Company has two trademarks, one registered in the United States and one in Mexico. The United States trademark, registration number 1,788,064, became effective August 17, 1993, and will remain in effect until August 17, 2003. The Mexican trademark, registration number 436,937, became effective October 2, 1992, and will remain in effect until October 2, 2002. Both of the registered trademarks are of the Spartan insignia and limit the right of use to the Company exclusively.

     On March 4, 1994, the Company entered into two four-year agreements with General Motors Corporation's North American Truck Group and Chevrolet Motor Division, which will enable the companies to share resources for building and marketing motorhome chassis. The first agreement provides General Motors a license to manufacture, market and sell the former Discovery/1K motorhome chassis through the Chevrolet Motor Division as a P-72 model. General Motors sold approximately 35 chassis in 1995 and the Company received royalties which, although not material, have been included in the Company's income. The second agreement calls for Spartan to design and build a rear engine diesel chassis known as the P-92 at its Charlotte headquarters. The P-92 chassis will also be marketed under the Chevrolet nameplate.

     On November 21, 1995, the Company announced that it had signed a letter of intent and was pursuing negotiations to jointly develop, market and manufacture diesel powered rear-engine RV chassis with Chicago based, Navistar International Corporation. If consummated, the cooperative agreement would result in the development and design of custom chassis with Navistar supplying its electronic mid-range diesel engines, and Spartan assembling the chassis at its facilities in Charlotte, Michigan.


                      -13-
Prototypes of the first chassis were displayed at the Louisville Recreation Vehicle Industry Association Show in November of 1995. The cooperation represents an opportunity for both companies to leverage their strengths and create custom rear-engine diesel powered chassis for recreational vehicles, which represents approximately 20% of the total RV market.

     These agreements should enable the Company to expand its market share in the RV business and to concentrate its resources on other product lines and market niches where innovation and higher margins will better benefit the Company and its shareholders.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

     The Company employed 507 full-time employees as of December 31, 1995. The Company's employees do not belong to a collective bargaining unit and management presently considers its relations with employees to be positive.

     Spartan management believes that employee morale is affected positively by the Company's utilization of workstations to manufacture its products rather than an automated assembly line. See "Manufacturing." As a result of Spartan's approach to manufacturing, the Company's employees typically enjoy the opportunity to perform a greater variety of tasks than do workers on automated assembly lines.

     Spartan encourages its employees to take an active role in developing and implementing improvements to help the Company achieve its objectives of reduced costs and improved efficiencies. Management also encourages all supervisory employees to foster a productive work environment in which both positive and negative feedback from employees is sought and welcomed. To facilitate open communication among all employees, the Company avoids unnecessary bureaucratic procedures and executive perquisites or symbols. For example, there are no appointments required to discuss topics with management and there are no assigned spaces in the Spartan parking lots regardless of seniority or job title.

     Spartan pays quarterly bonuses to all employees, which approximate 10% of the Company's pre-tax income. The Company believes that the bonuses have encouraged its employees to be concerned with controlling costs, increasing productivity and sustaining the success of Spartan. Over 80% of the Company's employees are also shareholders of the Company or hold Company stock options, which reinforces the theory of personal pride of ownership, loyalty and dedication for the Company's goals, operating procedures and overall "Customer First" beliefs.

                      -14-
ITEM 2.  PROPERTIES.

     The following table sets forth certain information concerning the properties owned by the Company. Management of the Company believes that the currently owned facilities are adequate to meet its requirements for the foreseeable future.

                                                                                                 APPROX.
                                                                                                  SIZE
        USED BY                     LOCATION                           USE                     (SQ. FEET)
Spartan Motors, Inc.     Plant. I - 1000 Reynolds Road           Headquarters,                    51,000
                         Charlotte, Michigan                     Manufacturing
                                                                 and Warehousing

Spartan Motors, Inc.     Plant. II - 1165 Reynolds Road          Manufacturing,                   44,000
                         Charlotte, Michigan                     Sales and Marketing

Spartan Motors, Inc.     Plant. III - 1580 Mikesell Street       Engineering                      50,000<F1>
                         Charlotte, Michigan                     and Manufacturing

Spartan Motors, Inc.     Plant VI - 1549 Mikesell Street         Manufacturing,                  140,000<F1>
                         Charlotte, Michigan                     Receiving, Service
                                                                 Parts, Customer
                                                                 Service, Research &
                                                                 Development and
                                                                 Warehousing
Spartan de Mexico,
  S.A. de C.V.           Acceso III S-N,                         Headquarters,                   100,000
                         Queretaro, Mexico                       Manufacturing and
                                                                 Warehousing

______________________________
<F1>Collateral for various Company obligations to banks.  See "Notes to
Consolidated Financial Statements - Note 7."

ITEM 3.  LEGAL PROCEEDINGS.

     At December 31, 1995, the Company and its subsidiaries were parties, both as plaintiff or as defendant, to a number of lawsuits and claims arising out of the normal conduct of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.




                      -15-
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1995, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     Spartan's Common Stock is traded on The NASDAQ Stock Market under the symbol "SPAR."

     Since 1992, the Board of Directors has authorized management to repurchase up to a total of 1,400,000 shares of its Common Stock in open market transactions. Management repurchased 600,000 shares through December 31, 1995. Repurchase of Common Stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. The treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act.

     The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, all as reported by The NASDAQ Stock Market:

                                                                HIGH           LOW
Year Ended December 31, 1995:
         First Quarter . . . . . . . . . . . . . . . .      $   14 5/8       $ 9 3/4
         Second Quarter. . . . . . . . . . . . . . . .          11 3/8         8 5/8
         Third Quarter . . . . . . . . . . . . . . . .          11 5/8         8 3/4
         Fourth Quarter. . . . . . . . . . . . . . . .          11 5/8         9 1/4

Year Ended December 31, 1994:
         First Quarter . . . . . . . . . . . . . . . .      $   21 3/4       $14 7/8
         Second Quarter. . . . . . . . . . . . . . . .          20 1/2        12 3/8
         Third Quarter . . . . . . . . . . . . . . . .          16 3/4        12 5/8
         Fourth Quarter. . . . . . . . . . . . . . . .          17 5/8        12 3/4

     The Company declared a cash dividend of $.05 per outstanding share on February 27, 1996, May 8, 1995 and May 19, 1994, to shareholders of record on March 27, 1996, June 8, 1995 and June 19, 1994.

     The number of shareholders of record of the Company's Common Stock on March 15, 1996 was 1,093.



                      -16-

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1995, has been derived from consolidated financial statements of the Company, which have been audited by the Company's independent auditors, Deloitte & Touche LLP. The following data should be read in conjunction with the consolidated financial statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. Net earnings per share, cash dividends per common share and the weighted average of common shares outstanding have been adjusted for all periods presented to reflect the Company's three-for-two stock split effected June 30, 1993.

                                                                FIVE-YEAR OPERATING
                                                               AND FINANCIAL SUMMARY

                                                  (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                                  1995            1994       1993       1992       1991
INCOME STATEMENT DATA:
Revenues                                     $  154,082        $ 191,526   $166,703   $124,031   $ 94,595
Costs and expenses:
  Cost of products sold                         131,809          158,390    139,012    100,884     77,932
  Research and development                        3,135            3,002      1,986      1,579      1,315
  Selling, general and administrative            13,252           13,127      9,486      7,685      4,940
  Interest                                          459              488        452        205        530
Total costs and expenses                        148,655          175,007    150,936    110,353     84,717

Earnings before taxes on income
  and minority interest                           5,427           16,519     15,767     13,678      9,878
Taxes on income                                   2,000            5,906      5,367      4,464      3,336
Earnings before minority interest                 3,427           10,613     10,400      9,214      6,542
Minority interest in loss of
  consolidated subsidiary                                                        97
Net earnings                                 $    3,427        $  10,613   $ 10,497   $  9,214   $  6,542

Net earnings per share                       $     0.27        $    0.80   $   0.80   $   0.72   $   0.58

Cash dividends per common share              $     0.05        $    0.05   $   0.05   $   0.03   $   0.02

Weighted average common shares
  outstanding                                    12,887           13,203     13,185     12,822     11,342

Balance Sheet Data:
Net working capital                          $   50,890        $  52,316   $ 43,367   $ 36,122   $ 18,663
Total assets                                     75,211           81,067     71,290     56,381     34,685


                                     -17-
Note payable to bank and current
  portion of long-term debt                         420              420        339        339      1,375
Long-term debt, less current portion              5,792            6,211      4,689      2,928      3,710
Shareholders' equity                             59,828           61,628     53,757     42,685     22,313

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section provides a narrative discussion about Spartan's financial condition and results of operation. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes thereto presented in this Report.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

     Revenues for the year ended December 31, 1995 finished at $154.1 million compared to $191.5 million in 1994, a decrease of 20%. Net earnings were $3.4 million for the year ended December 31, 1995 ($0.27 per share), compared to $10.6 million for the year ended December 31, 1994 ($0.80 per share), a decline of 68%. The decrease in revenues and earnings was primarily due to (i) soft retail conditions in the recreational vehicle market, which resulted in part from high interest rates to retail consumers and dealers' financing floor plans; and (ii) conservative OEM order levels in the first three quarters of 1995. In response to high interest rates and in preparation for the 1996 model changeover, RV dealers trimmed inventory stock levels, which resulted in conservative mid-year OEM order levels.

     Total chassis production for the year ended December 31, 1995, was 2,670 units, compared to 3,961 chassis for the same period in 1994.
Sales of fire truck chassis units increased approximately 14% during 1995, due to improved market conditions, the continued shift from commercial to custom fire truck chassis and the Company's new series of custom chassis, which enabled the Company to successfully compete with the commercial fire truck market. Sales of motorhome chassis decreased by approximately 44% due to slower sales of entry-level recreational vehicle chassis which resulted, in part, from the high interest rates in late 1994 through the third quarter of 1995. Bus/specialty chassis unit sales increased 141% to 326 units compared to 135 units in 1994. This increase in net sales was the result of the Company's production of its new school and transit bus products during the last half of 1995.

     The Company expects sales of its fire truck units to continue to increase during 1996, as evidenced by the order intake levels and backlog at December 31, 1995, as well as the general increase in customer demand for custom chassis. If interest rates continue to stabilize, the Company believes that RV retail market activity should increase. The bus/specialty chassis sales should continue to grow primarily due to the Company's recent


                      -18-
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATONS

entry into the custom school bus and transit bus chassis business. Spartan intends to continue its efforts to expand the applications of rear engine diesel technology to additional industry market segments.

     The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                                            YEARS ENDED DECEMBER 31,
                                                        1995        1994            1993
Revenues                                                 100%        100%           100%
Costs and expenses:
  Cost of products sold                                 85.5%       82.7%          83.4%
  Research and development                               2.0%        1.6%           1.2%
  Selling, general and administrative                    8.6%        6.8%           5.7%
  Interest                                               0.3%        0.3%           0.3%

Total costs and expenses                                96.4%       91.4%          90.6%
Earnings before taxes on income and
     minority interest                                   3.6%        8.6%           9.4%
Taxes on income                                          1.3%        3.1%           3.2%
Net earnings before minority interest                    2.3%        5.5%           6.2%
Minority interest in loss of consolidated
     subsidiary                                                                     0.1%
Net earnings                                             2.3%        5.5%           6.3%

     Total costs and expenses as a percentage of revenues increased to 96.4% in 1995 compared to 91.4% in 1994. Cost of products sold in 1995 was 85.5% of revenues compared to 82.7% in 1994. This increase was primarily the result of three factors: (i) the absorption of fixed manufacturing overhead by the production of fewer units; (ii) the mix of chassis produced; and (iii) the proportion of these costs relative to the level of revenue. Selling, general and administrative expenses increased to 8.6% of revenues in 1995 compared to 6.8% in 1994. Selling, general and administrative expenses in 1995 were $13.3 million, compared to $13.1 million in 1994, and are net of $.7 million related to refunds of amended state income tax returns. The increase in selling, general and administrative expenses is a result of increased customer service expenses incurred during 1995. Research and development costs in 1995 were 2.0% of revenues compared to 1.6% in 1994. This slight increase in research and development expenses was due to the Company's on-going development of several new product lines, including the Alpine chassis, the K2 chassis and the new school bus and transit bus chassis products, as well as

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATONS


development costs associated with the custom low floor product line and the redesign of the EXP-2001 chassis. The Company will continue its commitment to be an industry leader through its research and development engineering group. Interest expense as a percentage of revenue remained consistent at 0.3% for 1995 and 1994.

RESULTS OF OPERATIONS - 1994 COMPARED TO 1993

     Revenues for the year ended December 31, 1994 increased to $191.5 million compared to $166.7 million in 1993, an increase of 14.9%. Net earnings were $10.6 million in 1994 ($.80 per share), compared to $10.5 million in 1993 ($.80 per share), an increase of 1.1%. The increase in net earnings was not consistent with the increase in revenues due to a fourth quarter $2.3 million inventory write-down. The write-down primarily included inventory from the 1-K motorhome chassis and related components and parts previously used to manufacture the EC-2000 motorhome chassis. Spartan continued to build the 1-K chassis on a limited basis until General Motors assumed production pursuant to a licensing agreement in 1995. See "Patents, Trademarks, Licenses and Franchises." The Company launched production and engineering changes to modify the 1-K chassis to the General Motors product, which resulted in a significant number of parts and material becoming obsolete. The Company significantly redesigned the EC-2000 chassis, and renamed the product EXP-2001, to meet customer expectations and to respond to market conditions that demanded immediate engineering changes.

     Total chassis production for the year ended December 31, 1994, was 3,961 units, compared to 4,057 chassis for the same period in 1993. Sales of fire truck chassis units increased approximately 13.5% during 1994 due to improved market conditions, the continued shift from commercial to custom fire truck chassis and the Company's ability to successfully compete with the commercial fire truck market with its Diamond, Metro Star and GT-ONE series chassis.

     Total costs and expenses as a percentage of revenues increased to 91.4% during 1994 from 90.6% in 1993. Cost of products sold in 1994 was 82.7% of revenues compared to 83.4% in 1993. This decrease principally was due to improved production facilities, increased orders in high margin product mix and higher volume buying power. Selling, general and administrative expenses increased to 6.8% of revenues during 1994 compared to 5.7% in 1993. This increase primarily was due to the expansion of the Customer Service group, implementation of the Customer First program, increased participation at domestic and international sales travel and trade shows and additions to management and infrastructure to support current and future Company growth. Research and development costs in 1994

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATONS


increased to 1.6% of revenues compared to 1.2% during 1993. The increase in research and development expenses was due to the development of new product lines, including the M-11 chassis, the redesign of the EC-2000, development costs associated with the prototype low floor bus/transit chassis and additions to the engineering staff. The increases in expenses and staffing demonstrated the Company's commitment to be an industry leader, setting new world standards for the custom chassis business. Interest expense as a percentage of revenue remained consistent at 0.3% for 1994 and 1993.

     The 1995 effective tax rate on continuing operations of 36.9% increased from 35.7% in 1994. The increase over the federal statutory rate of 34% was a result of the factors listed in Note 6 to the consolidated financial statements contained in this Report.

QUARTERLY RESULTS

     The Company's rate of sales growth has varied historically from quarter to quarter. The following table sets forth selected unaudited quarterly financial data for the eight quarters ended December 31, 1995:

                                                                   QUARTER ENDED
                           MARCH 31,    JUNE 30,      SEPT. 30,  DEC. 31,  MARCH 31,  JUNE 30,   SEPT. 30,  DEC. 31,
                             1995          1995         1995       1995      1994        1994      1994       1994
                                                         (In thousands, except per share data)
Revenues                   $  44,201    $  28,792     $ 36,028   $ 45,061  $ 54,758   $ 46,364   $ 44,769   $ 45,635
Net earnings                   1,773         (223)         640      1,237     3,620      3,152      2,968        873
Net earnings per share     $    0.14    $   (0.02)    $   0.05   $   0.10  $   0.27   $   0.24   $   0.23   $   0.06

Despite a slow performance in the second and third quarters of 1995, the Company experienced a stronger fourth quarter in 1995. The Company believes that its 1995 fourth quarter results may translate into a strong first quarter in 1996.

LIQUIDITY AND CAPITAL RESOURCES

     Over the years, the Company has financed its growth through equity offerings, operations and long- and short-term debt financing. During the year ended December 31, 1995, cash provided by operating activities was approximately $4.7 million compared to $7.8 million during 1994. As of December 31, 1995, the Company's working capital decreased to $50.9 million compared to $52.3 million at December 31, 1994. The current ratio on

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATONS


December 31, 1995, improved to 6.31 compared with 4.96 on December 31, 1994. The changes in working capital and the strong current ratio were the result of increases in cash, cash equivalents and inventories, as well as decreases in investment securities, account receivables, federal taxes receivable and accounts payable. Cash and cash equivalents have increased approximately $2.2 million since December 31, 1994. Inventories increased approximately $1.5 million, primarily due to purchases of materials related to the new school and transit bus chassis product lines. Investment securities of $3.5 million were used to partially fund the $4.3 million repurchase of 450,000 shares of the Company's Common Stock. The $3.5 million decrease in accounts receivable is due primarily to the Company's 20% decline in revenues for 1995. Accounts payable decreased by approximately $3.1 million and resulted from a reduction in vendor deliveries in preparation for the year-end physical inventory and timing of vendor payments. Federal tax receivables decreased by $1.3 million as the Company used prior years overpayments to settle current federal tax obligations.

     Spartan de Mexico commenced full scale production operations on January 1, 1994, producing 81 transit bus chassis during that same year. Due to the effects of the peso devaluation, the ongoing financial crisis in Mexico and the lack of order activity, the Company halted all chassis production at the Mexican facility during 1995. The current staff of five individuals continue to perform service and warranty repairs on products sold, maintain customer contacts and promote the Company's custom chassis products. Since 1993, Spartan has invested approximately $8.6 million to purchase and equip the facility, train employees and otherwise support the Mexican operations. These funds have been provided from current assets and the Company's available borrowing sources. During 1995, Spartan de Mexico recorded revenues of $0.2 million and incurred losses of $0.7 million ($.05 per share) compared with revenues of $2.9 million and losses of $1.1 million ($.08 per share) in 1994. The effect on earnings related to the devaluation of the peso was immaterial to the consolidated financial statements of the Company in 1995 and 1994. The cumulative translation adjustment increased $0.8 million to $2.3 million as a direct result of the peso exchange rate change and represents 3.8% of the total shareholders' equity at December 31, 1995. The Company will continue to monitor the Mexican operation in an effort to minimize possible future negative impacts on the Company. Spartan remains committed to supporting the operations of Spartan de Mexico and penetrating the Mexican and Latin American markets. As the Mexican government continues to work to improve and stabilize the Mexican economic climate, Spartan remains poised to capitalize on these improvements as they may occur over the long term.

     The first of two four-year agreements with General Motors provides General Motors a license to manufacture and sell the former Discovery/1K motorhome

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATONS


chassis, now known as the GM P-72. Production of this chassis began late in the fourth quarter of 1995, generating royalty income that was not material to the financial position of the Company. The second agreement, which calls for Spartan to build a rear diesel engine chassis for General Motors at Spartan's Charlotte, Michigan headquarters, could begin production in late 1996 or early 1997. The rear diesel engine chassis will be marketed by General Motors as their GM P-92 chassis.

     Spartan's two joint ventures with Societe D' Equipment de Transport et de Carosserie S.A. which were established in 1994 for the purpose of manufacturing and selling bus chassis in Tunisia, are not included in the Company's consolidated financial statements as the Company has not made any expenditures for investment purposes nor have the ventures commenced operations as of December 31, 1995.

     The Company anticipates that cash generated from operations, liquidity of short term investment securities, an existing credit line and long-term bank financing will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future. This will provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth either through internal development or through strategic joint ventures or acquisitions.

     Shareholders' equity decreased approximately $1.8 million to $59.8 million as of December 31, 1995. This change is the result of net earnings of $3.4 million, dividends of $0.6 million paid on July 8, 1995, $4.3 million to acquire 450,000 shares of the Company's Common Stock and a $0.8 million change in the cumulative translation adjustment. The Company's debt to equity ratio remained relatively consistent at 10.4% as of December 31, 1995, compared to 10.8% at December 31, 1994.

     The Company's unsecured line of credit provides for maximum borrowings of $15 million. The interest rate is 2% above the 30-day London Inter Bank Offered Rate ("LIBOR"). The Company had not borrowed against the line of credit on December 31, 1995, at which time the LIBOR rate was 5.75%. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At December 31, 1995, the Company had outstanding letters of credit totaling $200,000.

ACCOUNTING STANDARDS

     The Financial Accounting Standards Board issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This standard requires that long-lived assets

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATONS


held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires a company to report long-lived assets to be disposed at the lower of carrying amount or fair value less cost to sell.

     The Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock- Based Compensation." This standard requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation costs to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     Management has determined that the effects on the financial statements from the adoption of these Statements of Financial Accounting Standards, which are required to be adopted by the Company in 1996, will not be material.

EFFECT OF INFLATION

     Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the selling prices of its products. However, the Company normally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, Spartan has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               SPARTAN MOTORS, INC. AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                                                                     DECEMBER 31
                                                                            1995                      1994
ASSETS (NOTE 7)

CURRENT ASSETS:
    Cash and cash equivalents                                          $  5,202,595              $  3,036,198
    Investment securities (Note 2)                                        7,688,693                11,188,288
    Accounts receivable, less allowance for doubtful accounts
     of $591,000 in 1995 and $540,000 in 1994 (Note 8)                   20,202,534                23,316,271
    Inventories (Note 3)                                                 24,394,303                23,444,234
    Deferred tax benefit (Note 6)                                         1,453,000                 1,450,000
    Federal taxes receivable                                                                        1,446,781
    Other current assets (Note 12)                                        1,539,765                 1,661,639
        TOTAL CURRENT ASSETS                                             60,480,890                65,543,411

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                              12,267,287                12,886,838
DEFERRED TAX BENEFIT                                                      1,163,000                   751,000
OTHER ASSETS (Note 12)                                                    1,299,890                 1,885,720
        TOTAL                                                          $ 75,211,067              $ 81,066,969

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                                   $  3,801,135              $  7,143,728
    Other current liabilities and accrued expenses                          619,279                 1,164,794
    Accrued warranty expense                                              1,621,954                 1,856,358
    Accrued customer rebates                                              1,030,658                   952,742
    Taxes on income                                                         449,000
    Accrued compensation and related taxes                                1,064,368                 1,210,940
    Accrued vacation                                                        584,651                   479,026
    Current portion of long-term debt (Note 7)                              420,000                   420,000
        TOTAL CURRENT LIABILITIES                                         9,591,045                13,227,588

LONG-TERM DEBT, LESS CURRENT PORTION (Note 7)                             5,791,728                 6,211,357

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

SHAREHOLDERS' EQUITY (Note 13):
    Common stock, no par value; authorized 23,900,000 shares,
     issued 12,623,872 shares in 1995 and issued 13,060,872
     shares in 1994                                                      21,482,878                22,131,928
    Retained earnings                                                    40,543,432                41,324,916
    Valuation allowance                                                      61,025                  (370,715)


                                     -25-
    Cumulative translation adjustment                                    (2,259,041)               (1,458,105)
        TOTAL SHAREHOLDERS' EQUITY                                       59,828,294                61,628,024

        TOTAL                                                          $ 75,211,067              $ 81,066,969

See notes to consolidated financial statements.

                               SPARTAN MOTORS, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF NET EARNINGS

                                                                   YEARS ENDED DECEMBER 31,
                                                             1995                   1994            1993
REVENUES:
    Net Sales (Note 8)                                  $152,598,873           $189,408,803     $165,586,707
    Other income (Notes 2 and 15)                          1,483,528              2,117,681        1,116,230

       TOTAL                                             154,082,401            191,526,484      166,702,937

COSTS AND EXPENSES:
    Cost of products sold                                131,808,951            158,389,539      139,011,495
    Research and development                               3,135,059              3,002,391        1,986,180
    Selling, general and administrative                   13,252,089             13,127,261        9,485,627
    Interest                                                 459,100                488,289          452,287

       TOTAL                                             148,655,199            175,007,480      150,935,589

EARNINGS BEFORE TAXES ON INCOME
    AND MINORITY INTEREST                                  5,427,202             16,519,004       15,767,348

TAXES ON INCOME (Note 6)                                   2,000,000              5,906,000        5,367,000

EARNINGS BEFORE MINORITY INTEREST                          3,427,202             10,613,004       10,400,348

MINORITY INTEREST IN LOSS OF
    CONSOLIDATED SUBSIDIARY                                                                           96,413

NET EARNINGS                                            $  3,427,202           $ 10,613,004     $ 10,496,761

NET EARNINGS PER SHARE                                  $       0.27           $       0.80     $       0.80

WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                           12,887,000             13,203,000       13,185,000

See notes to consolidated financial statements.



                      -26-

                               SPARTAN MOTORS, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                            YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                                                                      CUMULATIVE
                                 NUMBER      COMMON        RETAINED       VALUATION  TRANSLATION
                               OF SHARES      STOCK        EARNINGS       ALLOWANCE   ADJUSTMENT        TOTAL
BALANCE AT JANUARY 1, 1993     12,959,444  $ 20,579,568  $ 22,105,765                               $ 42,685,333

Stock options exercised           116,500     1,207,090                                                1,207,090
Stock split fractional
  shares redeemed                     (72)       (1,406)                                                  (1,406)
Net earnings                                               10,496,761                                 10,496,761
Dividends paid ($0.05 per
  share)                                                     (652,004)                                  (652,004)
Foreign currency
  translation adjustment                                                                 $20,991          20,991

BALANCE AT DECEMBER 31,
  1993                         13,075,872    21,785,252    31,950,522                     20,991      53,756,765

Purchase and constructive
  retirement of stock             (45,750)      (77,474)     (583,712)                                  (661,186)
Stock options exercised            30,750       424,150                                                  424,150
Net earnings                                               10,613,004                                 10,613,004
Dividends paid ($0.05 per
  share)                                                     (654,898)                                  (654,898)
Foreign currency
  translation adjustment
  (Net of tax benefit of
  $751,000)                                                                           (1,479,096)     (1,479,096)
Unrealized losses on
  investments (Net of tax
  benefit of $192,000)                                                  $ (370,715)                     (370,715)

BALANCE AT DECEMBER 31,
  1994                         13,060,872    22,131,928    41,324,916     (370,715)   (1,458,105)     61,628,024

Purchase and constructive
  retirement of stock            (450,000)     (763,450)   (3,563,037)                                (4,326,487)
Stock options exercised            13,000       114,400                                                  114,400
Net earnings                                                3,427,202                                  3,427,202
Dividends paid ($0.05 per
  share)                                                     (645,649)                                  (645,649)
Foreign currency translation
  adjustment (Net of tax
  benefit of $412,000)                                                                  (800,936)       (800,936)


                                     -27-
Change in valuation allowance
  (Net of tax liability of
  $225,000)                                                             $  431,740                       431,740

BALANCE AT DECEMBER 31,
  1995                         12,623,872   $21,482,878  $ 40,543,432   $   61,025   $(2,259,041)   $ 59,828,294

See notes to consolidated financial statements.











































                      -28-
                     SPARTAN MOTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    YEARS ENDED DECEMBER 31,
                                                          1995                1994             1993
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                      $ 3,427,202        $ 10,613,004     $ 10,496,761
    Adjustments to reconcile net earnings to
      net cash provided by operating
      activities:
        Depreciation and amortization                   2,031,808           1,629,223          916,404
        Minority interest in loss of
          consolidated subsidiary                                                              (96,413)
        (Gain) loss on disposal of assets
           and investment securities                      (97,212)             44,095           16,400
    Decrease (increase) in:
      Accounts receivable                               3,460,502          (6,356,851)       2,933,688
      Inventories                                      (1,545,905)          1,498,074      (12,914,096)
      Deferred tax benefit                               (297,000)           (336,000)         (81,000)
      Federal taxes receivable                          1,323,584          (1,446,781)
      Restricted assets                                                     2,447,647       (1,744,628)
      Other assets                                         88,354            (725,241)        (902,085)
    Increase (decrease) in:
      Accounts payable                                 (3,148,069)            868,321        1,359,463
      Other current liabilities and accrued
        expenses                                         (795,383)            (52,813)         317,485
      Accrued warranty expense                           (234,404)            350,233          282,161
      Accrued customer rebates                             77,916            (402,745)         475,487
      Taxes on income                                     449,000            (225,289)        (614,065)
      Accrued vacation                                    105,625              85,026           73,000
      Accrued compensation and related taxes             (148,833)           (131,871)         179,134
      Other                                                                   (49,161)

        TOTAL ADJUSTMENTS                               1,269,983          (2,804,133)      (9,799,065)

NET CASH PROVIDED BY OPERATING ACTIVITIES               4,697,185           7,808,871          697,696

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment         (1,806,830)         (4,723,840)      (4,075,472)
    Proceeds of sale of property, plant and equipment     257,785              54,375           19,100
    Purchases of investment securities                 (4,603,920)         (9,151,567)     (11,739,856)
    Proceeds from sales of investment securities        8,763,205           8,044,707        1,570,464
    Advance of note receivable                           (678,275)         (1,050,000)
    Principal payment on note receivable                  752,397             226,613          170,817
    Minority interest in stock of consolidated
     subsidiary                                                                                100,074



                                     -29-
NET CASH PROVIDED BY (USED IN)
    INVESTING ACTIVITIES                                2,684,362          (6,599,712)     (13,954,873)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                            2,000,000        2,100,000
    Payments on long-term debt                           (419,629)           (396,665)        (338,564)
    Net proceeds from exercise of stock options           114,400             424,150        1,207,090
    Stock split fractional shares redeemed                                                      (1,406)
    Purchase of treasury stock                         (4,326,487)           (661,186)
    Payment of dividends                                 (645,649)           (654,898)        (652,004)

NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                               (5,277,365)            711,401        2,315,116

                        SPARTAN MOTORS, INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED

                                                                YEARS ENDED DECEMBER 31,
                                                          1995             1994              1993
EFFECT OF EXCHANGE RATE INCREASE (DECREASE)         $    62,215        $   (23,483)     $     20,991

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                  2,166,397          1,897,077       (10,921,070)

CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                                 3,036,198          1,139,121        12,060,191

CASH AND CASH EQUIVALENTS AT
    END OF YEAR                                     $ 5,202,595        $ 3,036,198      $  1,139,121

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest was $459,100, $318,198 and $429,227 for 1995, 1994 and 1993,
respectively. Cash paid for income taxes was $460,000, $7,613,000 and $6,320,500 for 1995, 1994 and 1993, respectively.

     See notes to consolidated financial statements.

                SPARTAN MOTORS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

     NATURE OF OPERATIONS. Spartan is an international engineer and manufacturer of custom motor vehicle chassis. Its principal markets are fire truck, motorhome, school bus, transit bus and specialty vehicles.

     The following is a summary of the significant generally accepted accounting principles followed in the preparation of the consolidated financial statements:

     REVENUE RECOGNITION. The Company's method of accounting for the recognition of revenue is to recognize revenue on chassis production when the chassis has been completed, tested and tendered for delivery.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spartan and its two wholly owned subsidiaries: Spartan Motors Foreign Sales Corporation, Inc. and Spartan de Mexico. All material intercompany transactions have been eliminated. The two joint ventures discussed in Note 14 are not included in the consolidated financial statements as the Company has not made any expenditures for investment purposes nor have the ventures commenced operations as of December 31, 1995.

     FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of Spartan de Mexico are measured using the local currency as the functional currency. Assets and liabilities of this subsidiary are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustments account in shareholders' equity. Gains and losses resulting from foreign currency transactions are included in the determination of net income for the period in which the exchange rate changes.

     CASH AND CASH EQUIVALENTS include cash on hand, cash on deposit and money market funds.

     INVESTMENT SECURITIES are classified as available-for-sale securities and are reported at fair value, with offsetting adjustments to shareholders' equity net of tax, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The fair value of investment securities is determined based on quoted market prices. The Company adopted this statement January 1, 1994,

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


and, prior to 1994, investment securities were carried at amortized cost. See Note 2 to the Financial Statements.

     INVENTORIES are valued at cost, determined on the last-in, first-out (LIFO) basis, which is not in excess of market. See
Note 3 to the Financial Statements.

     PROPERTY, PLANT, AND EQUIPMENT are stated at cost and are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes.

     TAXES ON INCOME. The Company recognizes income tax expense in accordance with SFAS No. 109, "Accounting for Income Taxes." A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences as measured by provisions of the enacted tax laws, and is subject to ongoing assessment of realizability.

     NET EARNINGS PER SHARE is based on the weighted average number of common shares outstanding during each year adjusted to reflect common share equivalents.

     CONCENTRATIONS OF CREDIT RISK. The Company manufactures and sells chassis to the fire truck, motorhome and bus/speciality vehicle markets. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Such losses consistently have been within management's expectations. Approximately 40% of the Company's trade accounts receivable at December 31, 1995, were represented by four customers. At December 31, 1994, approximately 24% of the Company's trade accounts receivable were represented by five customers.

     FINANCIAL INSTRUMENTS. The Company values financial instruments as required by SFAS No. 107 "Disclosures about Fair Values of Financial Instruments." The carrying amount of cash and cash equivalents and notes receivable approximates fair value. The Company estimates the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt, the effect of which is not material.

     USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     RECLASSIFICATIONS. Certain items in the consolidated financial statements for the year ended December 31, 1995, have been reclassified to conform to the presentation in 1994.

NOTE 2 - INVESTMENT SECURITIES

     A summary of the Company's investment securities portfolio is presented in the table below.

                                                                DECEMBER 31, 1995
                                            AMORTIZED           GROSS UNREALIZED          ESTIMATED
                                              COST             GAIN         (LOSS)        FAIR VALUE
Collateralized mortgage obligations       $ 1,565,961                    $  (27,626)     $  1,538,335
Municipal bonds                             6,028,707        $122,087          (436)        6,150,358

  TOTAL                                   $ 7,594,668        $122,087    $  (28,062)     $  7,688,693

                                                                DECEMBER 31, 1994
                                           AMORTIZED             GROSS UNREALIZED          ESTIMATED
                                              COST             GAIN         (LOSS)         FAIR VALUE
Collateralized mortgage obligations       $ 2,327,827        $    292    $ (220,727)     $  2,107,392
Municipal bonds                             7,820,349                      (293,876)        7,526,473
Corporate bonds                             1,602,827                       (48,404)        1,554,423

TOTAL                                     $11,751,003        $    292    $ (563,007)     $ 11,188,288


     The maturity distribution of investments at December 31, 1995, is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities may differ because issuers have the right to call or prepay obligations.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

                                     AMORTIZED         ESTIMATED FAIR
                                        COST                VALUE
Under 1 year                       $    196,439        $    196,336
1 year - 5 years                      1,633,822           1,659,096
5 years - 10 years                    2,844,708           2,919,551
Over 10 years                         2,919,699           2,913,710

TOTAL                              $  7,594,668        $  7,688,693

     The Company computes gains and losses on dispositions of investment securities using the specific identification method. Gains of approximately $43,000 and $84,000, and losses of approximately $28,000 and $101,000 were realized from sales of investment debt securities during 1995 and 1994, respectively. Gains of approximately $13,000 were realized from sales of investment securities during 1993.

     The Company recognized investment income from investment securities of approximately $772,000, $720,000 and $383,000 during 1995, 1994 and 1993, respectively.

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                      DECEMBER 31
                                                1995                1994
Finished goods                             $  1,779,551         $ 1,071,424
Raw materials and purchased components       19,844,049          17,969,217
Work in process                               3,270,703           4,403,593
Obsolescence reserve                           (500,000)

TOTAL                                      $ 24,394,303         $23,444,234

    Substantially all inventories are valued at the lower of LIFO cost or market. For 1995 and 1994, inventory valued at LIFO was approximately the same as inventory valued using the first in, first out method. The LIFO valuation method had no effect on earnings for the years ended December 31, 1995 and 1994 and an immaterial effect in 1993.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:

                                                          DECEMBER 31
                                                    1995                1994
Land and improvements                        $   1,157,485         $  1,280,982
Buildings and improvements                      10,118,376           10,462,347
Plant machinery and equipment                    2,298,876            2,162,438
Furniture and fixtures                           3,928,058            2,527,952
Vehicles                                         1,046,226            1,185,709

TOTAL                                           18,549,021           17,619,428
LESS ACCUMULATED DEPRECIATION                    6,281,734            4,732,590

NET PROPERTY, PLANT AND EQUIPMENT            $  12,267,287         $ 12,886,838

NOTE 5 - LINE OF CREDIT

     The Company has available a $15,000,000 unsecured line of credit with a bank. Interest is at 2% above the LIBOR rate (LIBOR rate at December 31, 1995 was 5.75%). The line expires on June 1, 1996. At December 31, 1995 and 1994, there were no borrowings outstanding on the line of credit.

NOTE 6 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

                                                       DECEMBER 31
                                        1995                1994              1993
Current:
    Federal                        $  2,176,000       $  6,242,000       $ 5,448,000
    State                               121,000
Total current                      $  2,297,000       $  6,242,000       $ 5,448,000

Deferred:
    Federal                            (230,000)          (336,000)          (81,000)
    State                               (67,000)
Total deferred                         (297,000)          (336,000)          (81,000)
TOTAL PROVISION FOR INCOME TAXES   $  2,000,000        $ 5,906,000       $ 5,367,000

Income before income taxes and minority interest consists of the following:

                                   1995                1994              1993
Domestic                      $  6,082,575        $ 17,632,257      $ 16,249,413
Foreign                           (655,373)         (1,113,253)         (482,065)

TOTAL PRETAX INCOME           $  5,427,202        $ 16,519,004      $ 15,767,348

Differences between the expected income tax expense, derived from applying the federal statutory income tax rate to earnings before taxes on income, and the actual tax expenses are as follows:

















                      -37-
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

                                              1995                   1994                       1993
                                       AMOUNT     PERCENT      AMOUNT     PERCENT        AMOUNT      PERCENT
Federal income taxes at the
  statutory rate                    $ 1,845,000     34.0%   $ 5,727,000    34.6%<F1>  $ 5,442,000     34.5%*
Increase (decrease) in income
  taxes resulting from:
    Loss of foreign subsidiary
       not deductible for U.S.
       tax purposes                 $   229,000      4.2        333,000     2.1           230,000      1.4
    Foreign Sales Corporation           (86,000)    (1.6)       (51,700)   (0.3)          (62,000)    (0.4)
    Nondeductible expenses               33,000      0.6         22,000     0.1            15,000      0.1
    Stock compensation expense           10,000     (0.2)       (41,000)   (0.3)         (290,000)    (1.8)
    State tax expense                    54,000      1.0
    Municipal income                   (134,000)    (2.4)      (114,000)   (0.7)          (46,000)    (0.3)
    Other                                69,000      1.3        (30,700)   (0.2)           78,000      0.5

    TOTAL                           $ 2,000,000     36.9%   $ 5,906,000    35.7%      $ 5,367,000     34.0%

<F1> Amount is a blended rate calculated as follows: 34% for the first
     $10,000,000, 35% for amounts from $10,000,001 to $15,000,000 and 38% on amounts in excess of $15,000,000.

Temporary differences which give rise to deferred tax assets
(liabilities) are as follows:


















                      -38-

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


CURRENT ASSET                                          DECEMBER 31
                                                  1995             1994
Additional capitalized inventory costs      $    113,136      $   108,219
Vacation accrual                                 175,271          142,887
Warranty reserve                                 567,684          649,725
Inventory allowance                              175,000
Bonus accrual                                    107,540
Allowance for doubtful accounts                  113,750          105,000
Foreign subsidiary                               127,000          196,000
Valuation allowance for investments              (33,000)         192,000
Other                                            106,619           56,169

TOTAL                                       $  1,453,000       $1,450,000

LONG-TERM ASSET
Tax benefit of cumulative translation
  adjustment                                $  1,163,000       $  751,000


























                      -39-

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                          DECEMBER 31
                                                     1995              1994
Note payable to Michigan Strategic Fund,
  interest at 85% of prime, which was
  8.5% at December 31, 1995, payable in
  monthly installments of approximately
  $13,300 plus interest through November
  2006; collateralized by building              $  1,746,666       $ 1,906,666
Note payable to Michigan Strategic Fund,
  interest at 85% of prime, payable in
  monthly installments of approximately
  $14,100 plus interest through December
  1998; collateralized by accounts
  receivable, inventory and equipment                499,205           668,729
Note payable to bank, with interest payable
  monthly at LIBOR plus 2.25%, due December
  1999, uncollateralized                           2,100,000         2,100,000
Mortgage note payable to bank, interest at
  7%, payable in monthly installments of
  approximately $18,000 including interest
  through March 1999, uncollateralized             1,862,236         1,942,630
Other long-term debt, uncollateralized                 3,621            13,332

TOTAL                                           $  6,211,728       $ 6,631,357
Less current portion of long-term debt               420,000           420,000

TOTAL                                           $  5,791,728       $ 6,211,357

The Company's various credit agreements have several restrictive covenants, including maintenance of a minimum level of net worth and a restriction on the disposition of certain assets.

          The aggregate maturities of long-term debt for the five years following December 31, 1995, are approximately as follows:







                      -40-
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

   1996. . . . . . . . . . . . . . . . . . . . . . . $  420,000
   1997. . . . . . . . . . . . . . . . . . . . . . .    585,980
   1998. . . . . . . . . . . . . . . . . . . . . . .    583,468
   1999. . . . . . . . . . . . . . . . . . . . . . .  1,898,965
   2000. . . . . . . . . . . . . . . . . . . . . . .    321,640
   2001 and thereafter . . . . . . . . . . . . . . .  2,401,675

   TOTAL                                             $6,211,728

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

    The Company had three customers classified as major customers in 1995 and 1994, and two customers classified as major in 1993 as follows:

                                  1995                         1994                           1993
                                       ACCOUNTS                       ACCOUNTS                      ACCOUNTS
CUSTOMER                  SALES       RECEIVABLE      SALES          RECEIVABLE        SALES       RECEIVABLE
    A. . . . . . . . $ 19,742,000   $ 1,711,000    $ 27,476,000    $ 1,806,000
    B. . . . . . . .   19,375,000       738,000      22,091,000        687,000
    C. . . . . . . .   15,274,000       630,000      19,077,000        539,000
    D. . . . . . . .                                                              $ 24,817,000     $ 1,734,000
    E. . . . . . . .                                                                21,975,000         222,000

NOTE 9 - PROFIT-SHARING PLAN

     The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Company employees who meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $240,000, $450,000 and $360,000 for 1995,
1994 and 1993, respectively. The Company's policy is to fund plan costs accrued.


NOTE 10 - STOCK OPTIONS

     The Company has incentive stock option plans covering certain employees. Shares reserved for options under these plans total 2,900,000. The options granted subsequent to January 1, 1991 are exercisable for a period of 10 years from the grant date except for

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

options granted to the Chairman of the Board which have an exercise period of five years. The options granted prior to January 1, 1991, are exercisable for a period of three years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

     The Company also has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 900,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

     Activity for the years ended December 31, 1995, 1994 and 1993 is as follows:

                                         INCENTIVE                          NON-QUALIFIED
                                     STOCK OPTION PLANS                    STOCK OPTION PLAN
                                   OPTION             OPTION           OPTION            OPTION
                                 PRICE RANGE          SHARES         PRICE RANGE         SHARES
Balance at January 1, 1993                           357,490                             74,250

  Options granted              $14.50 - $16.50       232,400       $14.50                21,000
  Options exercised            $ 1.73 - $12.67      (105,250)      $ 1.73 - $ 2.22      (11,250)

Balance at December 31, 1993                         484,640                             84,000

  Options granted              $13.25 - $14.58       318,350       $13.25                16,000
  Options exercised            $12.67 - $14.50       (28,550)      $14.50                (2,000)
  Options canceled             $12.67 - $14.50        (4,050)      $12.67 - $14.50       (7,500)

Balance at December 31, 1994                         770,390                             90,500

  Options granted                                                  $ 8.80 - $10.50      430,500
  Options exercised                                                $ 8.80               (13,000)
  Options canceled             $12.67 - $14.50       (39,050)      $ 8.80               (10,050)

Balance at December 31, 1995   $12.67 - $16.50       731,340       $ 1.73 - $14.50      497,950

Exercisable at December 31,
  1995                                               711,675                            497,950

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

     Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At
December 31, 1995, the Company had outstanding letters of credit totaling $200,000.

     At December 31, 1995, the Company and its subsidiaries were parties, both as plaintiff and as defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

     The Company has repurchase agreements with lending institutions which have provided floor plan financing to OEMs. These agreements provide for the repurchase of products from the lending institution in the event of the OEMs default. The total contingent liability on December 31, 1995 was approximately $5.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial strength or operating results.

NOTE 12 - NOTES RECEIVABLE

     On February 20, 1992, the Company loaned $1.65 million to CTS Holding Company, Inc. ("CTS"). The loan was made pursuant to a loan agreement and promissory note. The loan is to be repaid in monthly installments of principal and accrued interest amortized over a 15-year term with all unpaid principal and accrued interest due and payable on February 15, 1997. The minimum monthly payment is $20,000. The loan bears interest at a variable rate equivalent to the base lending rate of First of America Bank-Central plus 2% per annum, with a minimum interest rate of 9% per annum. The loan is secured by a security interest in the assets of CTS, by a pledge of CTS stock and by a guaranty of the shareholders of CTS. The unpaid balance at December 31, 1995, was approximately $1 million.

     On April 4, 1994, the Company entered into a financing agreement with an unrelated entity whereby a line of credit in the amount of $792,300 was established. Additionally, the Company entered into a term agreement with such entity for $524,000. The line of credit is to be repaid with funds generated from this entity's operations. The loan is to be repaid in monthly installments of principal of at least $13,500, plus interest, with a final installment of the unpaid balance due on or before January 1, 1998. The loan bears interest at a variable rate equivalent to the base lending rate of First of America

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)


Bank-Central plus one-half of that rate per annum, with a minimum interest rate of 9% per annum. The line of credit and loan are secured by all accounts receivable, inventory and fixed assets of such entity as well as an unconditional personal guaranty of the President of the entity and certain shareholders. At December 31, 1995, $683,000 was outstanding on the line of credit and approximately $496,000 was outstanding on the loan.

     Interest income from notes receivable of approximately $261,000, $193,000 and $134,000 is included in other income at December 31, 1995, 1994 and 1993, respectively.

NOTE 13 - PURCHASE OF TREASURY STOCK

     On November 14, 1994, the Board of Directors authorized management to repurchase up to 100,000 additional shares of its Common Stock in the open market. Repurchase of the Common Stock was contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During the fourth quarter of 1994, the Company repurchased 45,750 shares at an average price of approximately $14.45 per share.

     On March 8, 1995, the Board of Directors authorized management to repurchase up to an additional 150,000 shares of its Common Stock in the open market. This action increased the total authorization for repurchase to 250,000 shares of Common Stock. During April 1995, the Company repurchased 147,900 shares at an average market price of approximately $10.45 per share. The Company completed the authorized buyback in June of 1995 by acquiring 102,100 shares at an average market price of $9.00 per share.

     On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 additional shares of its Common Stock in the open market. Repurchase of the Common Stock was contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During September and December 1995, the Company repurchased 200,000 shares at an average market price of approximately $9.13 to $9.50 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act applicable to all Michigan corporations.

NOTE 14 - JOINT VENTURES

     In June 1994, the Company entered into a Joint Venture Agreement with Societe D' Equipment de Transport et de Carosserie S.A. for the

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

purpose of manufacturing and selling bus chassis in Tunisia. A joint-stock corporation called International Motor Corporation, owned 65% by Setcar and 35% by Spartan, was formed to carry out the design, assembly, manufacture and sale of bus chassis. Additionally, Spartan International, a Tunisian export company, owned 65% by Spartan and 35% by Setcar, was formed to carry out the sale of bus chassis manufactured by International Motor Corporation and buses manufactured by Setcar to other geographic areas.

NOTE 15 - LICENSING AGREEMENTS

     In March 1994, the Company entered into two four-year agreements with General Motors Corporation's North American Truck Group (NATG) and Chevrolet Motor Division which enable the companies to share resources for building and marketing motorhome chassis. Included in other income at December 31, 1994, is $600,000, relating to licensing fees resulting from such agreements.

NOTE 16 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This standard requires that long-lived assets held by and used by an entity may be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount of fair value less costs to sell.

     The Financial Accounting Standards Board SFAS No. 123 "Accounting for Stock-Based Compensation." This standard requires standard disclosure of stock-based compensation arrangements with employees and encourages open (but does not require) compensation costs be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation costs based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share.

     Management has determined that the effects on the financial statements from the adoption of these statements, which are required to be adopted by the Company in 1996, will not be material.

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1995, is as follows:

                                                                       QUARTER ENDED
                                        MARCH 31,               JUNE 30,            SEPT. 30,        DEC. 31,
                                          1995                    1995                1995             1995
Revenues                              $ 44,201,274          $  28,792,237        $ 36,028,443     $ 45,060,447
Expenses                                41,265,162             29,327,183          34,967,273       43,095,581
Earnings before taxes on income          2,936,112               (534,946)          1,061,170        1,964,866
Taxes on Income                          1,163,000               (312,000)            421,000          728,000

NET EARNINGS                          $  1,773,112          $    (222,946)       $    640,170     $  1,236,866

NET EARNINGS PER SHARE                $       0.14          $       (0.02)       $       0.05     $       0.10<F1>

<F1> Selling, general and administrative expenses were reduced by approximately $700,000, resulting from amended income tax returns.

Summarized quarterly financial data for the year ended December 31, 1994, is as follows:

                                                                      QUARTER ENDED
                                        MARCH 31,              JUNE 30,           SEPT. 30,         DEC. 31,
                                          1994                   1994                1994             1994
Revenues                              $ 54,758,343          $ 46,364,384        $ 44,768,611     $ 45,635,146
Expenses                                49,426,536            40,984,235          39,949,139       44,647,570
Earnings before taxes on income          5,331,807             5,380,149           4,819,472          987,576
Taxes on income                          1,712,000             2,228,000           1,851,000          115,000

NET EARNINGS                          $  3,619,807          $  3,152,149        $  2,968,472     $    872,576

NET EARNINGS PER SHARE                $       0.27          $       0.24        $       0.23     $       0.06

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Continued)

NOTE 18 - SUBSEQUENT EVENTS

     On February 27, 1996, the Board of Directors declared a cash dividend of $0.05 per outstanding share for shareholders of record on March 27, 1996. The dividend of approximately $631,000 is payable on April 27, 1996.

INDEPENDENT AUDITORS' REPORT

Board of Directors
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. and its subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of net earnings, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Motors, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for investment securities effective January 1, 1994 to conform with Statement of Financial Accounting Standards No. 115.


/s/ Deloitte & Touche, LLP

Lansing, Michigan
March 4, 1996


                      -48-
 ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

          None.


                                PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Reporting Delinquencies" in the definitive Proxy Statement for its annual meeting of shareholders to be held on June 5, 1996, is here incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors," and "Executive Compensation" in the definitive Proxy
Statement for its annual meeting of shareholders to be held on June 5, 1996, is here incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the captions "Voting Securities" and "Security Ownership of Certain Beneficial Owners and Management" in the definitive Proxy Statement for its annual meeting of shareholders to be held on June 5, 1996, is here incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No information is required to be discussed under this item of this Report.


                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
          8-K.

ITEM 14(A)(1).  LIST OF FINANCIAL STATEMENTS.

          The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

     -    Consolidated Balance Sheets as of December 31, 1995, and
          December 31, 1994


                      -49-
     - Consolidated Statements of Net Earnings for the Fiscal years Ended December 31, 1995, December 31, 1994 and December 31, 1993

     -    Consolidated Statements of Shareholders' Equity for the
          Fiscal years Ended December 31, 1995, December 31, 1994 and December 31, 1993

     - Consolidated Statements of Cash Flows for the Fiscal years Ended December 31, 1995, December 31, 1994 and December 31, 1993

     -    Notes to Consolidated Financial Statements as of December 31,
          1995

     -    Report of Independent Auditors

ITEM 14(A)(2)  FINANCIAL STATEMENT SCHEDULES.  Attached as Appendix A.

          The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

     -    Schedule II--Valuation and Qualifying Accounts

          All other schedules (I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

ITEM 14(A)(3) LIST OF EXHIBITS. The following exhibits are filed as a part of this report:

     Exhibit
     NUMBER

       3.1 Articles of Incorporation (restated to reflect all amendments).

       3.2   Bylaws (restated to reflect all amendments).

         4   Form of Stock Certificate.  Previously filed as an
             Exhibit to the Registration Statement on Form S-18
             (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

      10.1 The Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

                      -50-
      10.2   The Spartan Motors, Inc. 1984 Incentive Stock Option
             Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No.
             33-28432) filed on April 28, 1989, and incorporated herein by reference.

      10.3   The Spartan Motors, Inc. 1994 Incentive Stock Option
             Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No.
             33-80980) filed on June 30, 1994, and incorporated herein by reference.

        21   Subsidiaries of Registrant.

        23   Consent of Independent Accountants.
     ___________________________

          *Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to James R. Jenks, 1000 Reynolds Road, Post Office Box 440, Charlotte, Michigan 48813.

ITEM 14(B)     REPORTS ON FORM 8-K.

     During the last quarter of the period covered by this Report, the registrant filed no current reports on Form 8-K.























                      -51-
                               SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SPARTAN MOTORS, INC.


March 28, 1996                          By /S/ JAMES R. JENKS
                                        James R. Jenks,
                                        Secretary and Treasurer
                                        (Principal Accounting Officer)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 1996                           By /S/ GEORGE W. SZTYKIEL
                                         George W. Sztykiel, Director
                                         (Principal Executive Officer)


March 28, 1996                           By /S/ JOHN E. SZTYKIEL
                                         John E. Sztykiel, Director
                                         (Principal Operating
                                         Officer)


March 28, 1996                           By /S/ WILLIAM F. FOSTER
                                         William F. Foster, Director


March 28, 1996                           By /S/ ANTHONY G. SOMMER
                                         Anthony G. Sommer, Director
                                         (Principal Financial
                                         Officer)


March 28, 1996                           By /S/ GEORGE TESSERIS
                                         George Tesseris, Director


March 28, 1996                           By /S/ CHARLES E. NIHART
                                         Charles E. Nihart, Director




                      -52-

                               SIGNATURES

March 28, 1996                           By /S/ MAX A. COON
                                         Max A. Coon, Director


March 28, 1996                           By /S/ WILLIAM W. COURTNEY
                                         William W. Courtney
                                         Vice President Production
                                         Operations


March 28, 1996                           By /S/ ROGER B. BURROWS
                                         Roger B. Burrows
                                         Vice President Sales and
                                         Marketing



































                      -53-























                               APPENDIX A






























                                           SCHEDULE II
                                VALUATION AND QUALIFYING ACCOUNTS
                              SPARTAN MOTORS, INC. AND SUBSIDIARIES
                          YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

             COLUMN A                      COLUMN B             COLUMN C       COLUMN D      COLUMN E
                                                                ADDITIONS
                                          BALANCE AT            CHARGED TO                    BALANCE
                                          BEGINNING             COSTS AND                     AT END
            DESCRIPTION                   OF PERIOD             EXPENSES       DEDUCTIONS    OF PERIOD
YEAR ENDED DECEMBER 31, 1995:

  Allowance for doubtful accounts         $   540,000         $    51,000                   $   591,000
  Inventory obsolescence reserve                              $   500,000                   $   500,000
  Warranty Reserves                       $ 1,856,358         $ 4,799,624    $ 5,034,028    $ 1,621,954

YEAR ENDED DECEMBER 31, 1994:

  Allowance for doubtful accounts         $   153,000         $   906,000    $   519,000     $  540,000
  Warranty Reserves                       $ 1,506,125         $ 5,071,152    $ 4,720,919     $1,856,358

YEAR ENDED DECEMBER 31, 1993:

  Allowance for doubtful accounts         $   293,000         $   140,000    $   153,000
  Warranty Reserves                       $ 1,223,964         $ 3,836,413    $ 3,554,252     $ 1,506,125





















                       A-1

                                                Commission File No. 0-13611






                         SECURITIES AND EXCHANGE COMMISSION

                               Washington, D.C. 20549










                                    EXHIBITS
                                       TO
                                    FORM 10-K







                               For the Fiscal Year
                                December 31, 1995










                              Spartan Motors, Inc.
                              1000 Reynolds Road
                              Post Office Box 440
                            Charlotte, Michigan 48813






                                 EXHIBIT INDEX

     EXHIBIT
     NUMBER

       3.1 Articles of Incorporation (restated to reflect all amendments).

       3.2   Bylaws (restated to reflect all amendments).

         4   Form of Stock Certificate.  Previously filed as an
             Exhibit to the Registration Statement on Form S-18
             (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

      10.1 The Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

      10.2   The Spartan Motors, Inc. 1984 Incentive Stock Option
             Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No.
             33-28432) filed on April 28, 1989, and incorporated herein by reference.

      10.3   The Spartan Motors, Inc. 1994 Incentive Stock Option
             Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No.
             33-80980) filed on June 30, 1994, and incorporated herein by reference.

        21   Subsidiaries of Registrant.

        23   Consent of Independent Accountants.
     ____________________________

          *Management contract or compensatory plan or arrangement.