Form 10-Q
period 1996-03-31
SPARTAN MOTORS INC
filed 1996-05-07
CIK 743238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1996                 Commission File Number 0-13611
                  -------------------                                  ---------
                              SPARTAN MOTORS, INC.
- - --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Michigan                                                   38-2078923
- - ---------------------------                         ----------------------------
 (State of incorporation)                                       (I.R.S. Employer
                                                             Identification no.)

1000 Reynolds Road, Charlotte, Michigan                          48813
- - --------------------------------------------------  ----------------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code          (517)  543-6400
                                                    ----------------------------


                                    NONE
- - --------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding at May 1, 1996      12,533,572

                              SPARTAN MOTORS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1996

                                                             Page No.
                                                             --------
Part I. Financial Information

Consolidated Balance Sheets - March 31, 1996
     (Unaudited) and December 31, 1995                          1



Consolidated Statements of Net Earnings -
     Three Months Ended March 31, 1996 and 1995
     (Unaudited)                                                3



Consolidated Statements of Cash Flows -
     Three Months Ended March 31, 1996 and 1995
     (Unaudited)                                                4



Notes to Consolidated Financial Statements                      6



Management's Discussion and Analysis of Financial
     Condition and Results of Operations                        9



Part II. Other Information                                      13



Signatures                                                      14

                         PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS


                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                        March 31, 1996         December 31, 1995
                                        --------------         -----------------
                                          (Unaudited)
       ASSETS

CURRENT ASSETS:

    Cash and cash equivalents              $ 3,184,582            $ 5,202,595

    Investment securities                    7,613,401              7,688,693

    Accounts receivable, less allowance
     for doubtful accounts of $584,000
     in 1996 and $591,000 in 1995           25,972,615             20,202,534

    Inventories                             26,954,638             24,394,303

    Deferred tax benefit                     1,489,000              1,453,000

    Other current assets                     1,460,930              1,539,765
                                           -----------            -----------

                 TOTAL CURRENT ASSETS       66,675,166             60,480,890

PROPERTY, PLANT, AND EQUIPMENT,
    net of accumulated depreciation
    of $6,648,622 and $6,281,734 in
    1996 and 1995, respectively             12,256,497             12,267,287

DEFERRED TAX BENEFIT                         1,146,000              1,163,000

OTHER ASSETS                                 1,259,584              1,299,890
                                           -----------            -----------

                                TOTAL      $81,337,247            $75,211,067
                                           ===========            ===========





See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                            March 31, 1996  December 31, 1995
                                            --------------  -----------------
                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

    Accounts payable                        $ 8,771,525       $ 3,801,135

    Other current liabilities and
       accrued expenses                       1,746,431           619,279

    Accrued warranty expense                  1,638,372         1,621,954

    Accrued customer rebates                  1,067,101         1,030,658

    Taxes on income                             600,000           449,000

    Accrued vacation                            631,756           584,651

    Accrued compensation and related
       taxes                                  1,117,119         1,064,368

    Current portion of long-term debt           420,000           420,000
                                            -----------       -----------

              TOTAL CURRENT LIABILITIES      15,992,304         9,591,045

LONG-TERM DEBT, less current portion          5,658,949         5,791,728

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

    Common stock, no par value;
       authorized 23,900,000 shares,
       issued 12,533,572 shares in 1996
       and 12,623,872 in 1995                21,397,538        21,482,878

    Retained earnings                        40,505,731        40,543,432

    Valuation allowance                           6,511            61,025

    Cumulative translation adjustment        (2,223,786)       (2,259,041)
                                            -----------       -----------

             TOTAL STOCKHOLDERS' EQUITY      59,685,994        59,828,294
                                            -----------       -----------

                                  TOTAL     $81,337,247       $75,211,067
                                            ===========       ===========

See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)



                                                Three Months Ended March 31
                                                ---------------------------
                                                  1996               1995
                                                --------           --------
REVENUES:
     Net sales                                  $47,088,279     $43,774,933
     Other income                                   299,923         426,341
                                                -----------     -----------
                               TOTAL             47,388,202      44,201,274

COSTS AND EXPENSES:
     Cost of products sold                       40,881,141      36,809,765
     Research and development                       999,418         787,707
     Selling, general and administrative          3,510,951       3,551,084
     Interest                                       128,664         116,606
                                                -----------     -----------
                               TOTAL             45,520,174      41,265,162

EARNINGS BEFORE TAXES ON INCOME                   1,868,028       2,936,112

TAXES ON INCOME                                     656,000       1,163,000
                                                -----------     -----------

NET EARNINGS                                    $ 1,212,028     $ 1,773,112
                                                ===========     ===========

NET EARNINGS PER SHARE                          $      0.10     $      0.14
                                                ===========     ===========

DIVIDENDS DECLARED PER SHARE                    $      0.05
                                                ===========
WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                   12,639,000      13,082,000
                                                ===========     ===========





                See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                Three Months Ended March 31
                                                ---------------------------
                                                  1996               1995
                                                --------           --------
Net earnings                                    $ 1,212,028     $ 1,773,112
 Adjustments to reconcile net earnings to
 net cash (used in) provided by
 operating activities:
    Depreciation and amortization                   436,563         409,806
    Gain on sales of assets and
     marketable securities                           (3,079)        (99,544)
    Decrease (increase) in:
      Accounts receivable                        (5,768,256)     (2,325,881)
      Inventories                                (2,538,111)     (2,367,779)
      Deferred tax benefit                                           41,956
      Federal taxes receivable                                    1,110,000
      Other assets                                   26,328          35,815
    Increase (decrease) in:
      Accounts payable                            4,969,866       4,853,261
      Other current liabilities
        and accrued expenses                        500,394        (457,387)
      Accrued warranty expense                       16,418        (238,753)
      Accrued customer rebate                        36,443         111,646
      Taxes on income                               151,000
      Accrued compensation and
        related taxes                                52,995         537,743
      Accrued vacation                               47,105
                                                 ----------      ----------
                        TOTAL ADJUSTMENTS        (2,072,334)      1,610,883

             NET CASH(USED IN)PROVIDED BY
                     OPERATING ACTIVITIES          (860,306)      3,383,995

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and
      equipment                                    (422,209)       (613,943)
    Proceeds from sales of property,
      plant and equipment                                           150,000
    Purchases of investment securities           (1,590,552)     (4,556,487)
    Proceeds from sales of investment
      securities                                  1,628,366       4,382,574
    Advance of notes receivable                                    (678,275)
    Principal repayment on notes receivable          64,682         464,836
                                                 ----------      ----------

    NET CASH USED IN INVESTING ACTIVITIES          (319,713)       (851,295)

                                                                 (Continued)

                              SPARTAN MOTORS, INC.
         CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)


                                                Three Months Ended March 31
                                                ---------------------------
                                                  1996               1995
                                                --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from exercise of stock options    $   85,360
     Payments on long-term debt                   (132,779)     $ (131,870)
     Purchase of treasury stock                   (793,750)
                                                ----------      ----------
     NET CASH USED IN FINANCING ACTIVITIES        (841,169)       (131,870)

  EFFECT OF EXCHANGE RATE CHANGES ON CASH            3,175          18,772
                                                ----------      ----------
  NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                            (2,018,013)      2,419,602

   CASH AND CASH EQUIVALENTS AT BEGINNING
    OF PERIOD                                    5,202,595       2,930,270
                                                ----------      ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD      $3,184,582      $5,349,872
                                                ==========      ==========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest was $128,664 and $116,606 for the three months ended March 31, 1996 and 1995, respectively. Cash paid for income taxes was $465,000 and $11,000 for the three months ended March 31, 1996 and 1995, respectively.


               See notes to consolidated financial statements.       (Concluded)

                              SPARTAN MOTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1995, included in Form 10-K filed with the Securities and Exchange Commission March 29, 1996.


(2) The consolidated financial statements include the accounts of Spartan Motors, Inc. and its two wholly owned subsidiaries, Spartan Motors Foreign Sales Corporation, Inc. and Spartan de Mexico, S.A. de C.V.("Spartan de Mexico"). All material intercompany transactions have been eliminated. The two joint ventures with Societe D' Equipment de Transport et de Carosserie S.A. ("Setcar") are not included in the consolidated financial statements as the Company has not made any expenditures for investment purposes nor have the ventures commenced operations as of March 31, 1996.


(3) The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of March 31, 1996, and the results of operations for the three month periods ended March 31, 1996 and 1995.


(4) The results of operations for the three month period ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.


(5) Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:



                                   March 31, 1996  December 31, 1995
                                   --------------  -----------------
            Finished goods            $ 1,965,635        $ 1,779,551
            Raw materials and
             purchased components      20,846,095         19,844,049
            Work in process             4,682,908          3,270,703
            Obsolescence reserve         (500,000)          (500,000)
            LIFO reserve                  (40,000)
                                      -----------        -----------
                                      $26,954,638        $24,394,303
                                      ===========        ===========

                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


(6) During March 1996, the Company repurchased 100,000 shares of its stock at an average market price of approximately $7.94 per share. The treasury stock was constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.

(7) During the three months ended March 31, 1996, stockholders' equity changed as follows:


                 Balance at December 31, 1995       $59,828,294
                 Net earnings                         1,212,028
                 Exercise of stock options               85,360
                 Purchase of treasury stock            (793,750)
                 Dividends declared                    (626,679)
                 Valuation allowance - investment
                  securities                            (54,514)
                 Cumulative translation adjustment
                  change                                 35,255
                                                    -----------

                 Balance at March 31, 1996          $59,685,994
                                                    ===========



(8) A cash dividend of $0.05 per share was declared on February 27, 1996 for shareholders of record on March 27, 1996. The dividend of $626,679 was paid April 29, 1996.

(9) NEW ACCOUNTING PRONOUNCEMENTS

    The Financial Accounting Standards Board has issued Statement of
    Financial Accounting Standards (SFAS) No. 121 " Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." This standard requires that long-lived assets held by and used by an entity may be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company has adopted this standard during the first quarter of 1996. Adoption of this statement did not have a material effect on the Company's results of operations or financial position.

    The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation" which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured

                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)


    based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the financial statements for the year ending December 31, 1996.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the major elements impacting Spartan Motors, Inc. financial and operating results for the period ended March 31, 1996 compared to the period ended March 31, 1995. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                              Three Months
                                             Ended March 31
                                             --------------
                                             1996      1995
                                             ----      ----
Revenues                                     100%        100%
Costs and expenses:
 Cost of products sold ..................   86.3%       83.3%
 Research and development ...............    2.1%        1.8%
 Selling, general, and administrative ...    7.4%        8.0%
 Interest ...............................     .3%         .3%
                                            -----       -----

Total costs and expenses ................   96.1%       93.4%
                                            -----       -----
Earnings before taxes on income .........    3.9%        6.6%

Taxes on income .........................    1.4%        2.6%
                                            -----       -----

Net earnings ............................    2.5%        4.0%
                                            =====       =====


THREE MONTH PERIOD ENDED MARCH 31, 1996, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1995

     Revenues for the three months ended March 31, 1996, were $47.4 million compared to $44.2 million in 1995, an increase of 7%. Net income was $1.2 million for the three months ended March 31, 1996 ($0.10 per share), compared to $1.8 million in 1995 ($0.14 per share), a decrease of 33%. The increase in revenues is primarily due to increased production of the transit and school bus chassis and to a lesser extent fire truck chassis. Total chassis production for the three months ended March 31, 1996 consisted of 860 units as compared to 776 chassis for the same period in 1995. Sales of fire truck chassis units increased by 4%, while overall sales of motorhome chassis decreased by 8%. Bus and specialty chassis unit sales improved to 140 units compared with 6 units during the same period in 1995 as the Company continues to penetrate the transit/shuttle and school bus markets.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Total costs and expenses as a percentage of revenues increased to 96.1% for the 1996 period as compared to 93.4% in 1995. Cost of products sold increased to 86.3% for the 1996 period as compared to 83.3% of revenues for the same period in 1995. This increase is attributed to the mix of chassis models produced, which included a large percentage of transit bus and school bus chassis. Extreme weather conditions also slowed production in January, adding abnormal overtime costs. Selling, general and administrative expenses decreased to 7.4% as compared to 8.0% for the same period in 1995, reflecting the Company's emphasis on cost control and efficiency improvements. Research and development costs for the 1996 period increased to 2.1% as compared to 1.8% for the same period in 1995. The increase is the result of the Company's ongoing developments in transit/shuttle bus, school bus and specialty chassis, and its continued efforts to expand the market for rear engine diesel technology.

     Total chassis orders received increased 24.9% during the three months ended March 31, 1996, to 954 units from 764 units for the same period of 1995. The increase in orders is primarily attributed to the Company's transit and school bus product lines. Based on average order lead time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the three month period ended March 31, 1996 were produced and delivered by March 31, 1996.

     At March 31, 1996, the Company had approximately $52.9 million in backlog chassis orders compared with a backlog of approximately $56.3 million for the same period in 1995. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

     Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long- and short-term debt financing. During the three months ended March 31, 1996, cash used in operating activities was approximately $0.9 million. On March 31, 1996, the Company had working capital of $50.7 million compared to $50.9 million at December 31, 1995. The current ratio on March 31, 1996 decreased to 4.2 compared with 6.3 on December 31, 1995. The change in

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


working capital was the result of increases in accounts receivable, inventories and accounts payable. Accounts receivable increased approximately $5.8 million primarily due to the sales growth during the quarter. Inventories increased approximately $2.5 million primarily to support the increase in production of fire truck, transit bus and school bus chassis. The increase in accounts payable of approximately $5.0 million is the direct result of the increase in inventories needed to support the 1996 production requirements and the timing on vendor payments.

     The Company anticipates that cash generated from operations, the liquidity of short-term investment securities, and its existing credit line will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future. This will provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth either through internal development or through strategic joint ventures or acquisitions.

     Due to the effects of the peso devaluation, the ongoing financial crisis in Mexico and the lack of order activity, the Company did not produce chassis at its Mexican facility during the first quarter of 1996. The current staff continues to perform service and warranty repairs on products sold, maintain customer contacts, and promote the Company's custom chassis products. Spartan de Mexico recorded revenues of $2,000 and incurred losses of $157,000 ($.01 per share) during the period. This compares to revenues of $9,600 and losses of approximately $247,000 ($.02 per share) for the same period in 1995. The effect on earnings related to the devaluation of the peso was immaterial to the consolidated financial statements of the Company. Spartan remains committed to supporting the operations of Spartan de Mexico.

     Stockholders' equity decreased to approximately $59.7 million as of March 31, 1996. This change is the result of net earnings of $1.2 million, dividends declared of approximately $0.6 million and $0.8 million used to acquire 100,000 shares of the Company's common stock. The Company's debt to equity ratio decreased to 10.2% on March 31, 1996, compared with 10.4% at December 31, 1995.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15 million at 2% above the 30-day London Inter Bank Offered Rate ("LIBOR"), which was 5.45% at March 31, 1996. As of March 31, 1996, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At March 31, 1996, the Company had outstanding letters of credit totaling $200,000.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Except for the historical information contained herein, the matters discussed in this Form 10Q are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION



Item 1.                         Legal Proceedings
       -----------------------------------------------------------------------

      The Company is party, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of business. It is the best judgment of management that the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.



Item 2.                       Changes in Securities
       -----------------------------------------------------------------------

      NONE



Item 3.                  Defaults Upon Senior Securities
       -----------------------------------------------------------------------

      NONE



Item 4.        Submission of Matters to a Vote of Security Holders
       -----------------------------------------------------------------------

     NONE



Item 5.                         Other Information
       -----------------------------------------------------------------------

      NONE



Item 6.                 Exhibits and Reports on Form 8-K
       -----------------------------------------------------------------------

      (a)  NOT APPLICABLE

      (b) There were no reports on Form 8-K for the three months ended March 31, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Spartan Motors, Inc.


                                        By  /s/ James R. Jenks
                                           ----------------------------
                                        James R. Jenks, CPA
                                        Secretary/Treasurer





Date:      May 6, 1996
     ---------------------

                                 Exhibit Index

Exhibit Number                          Description

     27                                 Financial Data Schedule