Form 10-Q
period 1996-06-30
SPARTAN MOTORS INC
filed 1996-08-13
CIK 743238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended June 30, 1996                 Commission File Number 0-13611
                  -------------                                        -------

          SPARTAN MOTORS, INC.    (Exact name of registrant as specified in its charter)
- -------------------------------

     Michigan                                                    38-2078923
- -------------------------------                              ----------------
  (State of incorporation)                                   (I.R.S. Employer
                                                             Identification no.)

1000 Reynolds Road, Charlotte, Michigan                            48813
- --------------------------------------------------               ----------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code             (517) 543-6400
                                                              -----------------


     NONE                                    Former name, former address and
- --------------------------------------------
former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   X   NO
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding at August 5, 1996      12,523,572
                                                 ----------

                              SPARTAN MOTORS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED JUNE 30, 1996

                                                              Page No.
                                                              --------
Part I. Financial Information


 Consolidated Balance Sheets - June 30, 1996
        (Unaudited) and December 31, 1995                        1



 Consolidated Statements of Net Earnings -
         Three Months Ended June 30, 1996 and 1995
         (Unaudited)                                             3



 Consolidated Statements of Operations -
         Six Months Ended June 30, 1996 and 1995
         (Unaudited)                                             4



 Consolidated Statements of Cash Flows -
         Six Months Ended June 30, 1996 and 1995
         (Unaudited)                                             5



 Notes to Consolidated Financial Statements                      7



 Management's Discussion and Analysis of Financial
         Condition and Results of Operations                     9



 Part II. Other Information                                     12



 Signatures                                                     14



 Exhibits                                                       15

                         PART I. FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS


                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                 June 30, 1996              December 31, 1995
                                                                 -------------              -----------------
                                                                  (Unaudited)
                      ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                        $ 2,714,341                    $ 5,202,595

Investment securities                                              8,977,963                      7,688,693

Accounts receivable, less allowance
  for doubtful accounts of $589,000 and
  $591,000 in 1996 and 1995, respectively                         25,503,238                     20,202,534

Inventories                                                       25,684,578                     24,394,303

Deferred tax benefit                                               1,488,000                      1,453,000

Other current assets                                               1,511,672                      1,539,765
                                                                 -----------                    -----------
                        TOTAL CURRENT ASSETS                      65,879,792                     60,480,890


PROPERTY, PLANT AND EQUIPMENT,
  net of accumulated depreciation of
  $7,049,089 and $6,281,734 in 1996 and
  1995, respectively                                              12,245,689                     12,267,287

DEFERRED TAX BENEFIT                                               1,105,000                      1,163,000

OTHER ASSETS                                                       1,113,603                      1,299,890
                                                                 -----------                    -----------
                                       TOTAL                     $80,344,084                    $75,211,067
                                                                 ===========                    ===========


See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS


                                                                          June 30, 1996        December 31, 1995
                                                                          -------------        -----------------
                                                                           (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Accounts payable                                                           $ 6,882,194            $ 3,801,135

Other current liabilities and accrued
  expenses                                                                   2,629,323              1,652,930

Accrued warranty expense                                                     1,724,098              1,621,954

Accrued customer rebates                                                       998,988              1,030,658

Accrued compensation and related
  taxes                                                                      1,389,398              1,064,368

Current portion of long-term debt                                              502,000                420,000
                                                                           -----------            -----------
                                       TOTAL CURRENT LIABILITIES            14,126,001              9,591,045

LONG-TERM DEBT, less current portion                                         5,472,520              5,791,728

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Preferred stock, no par value, authorized 2,000,000 shares.

Common stock, $.01 par value; authorized
  23,900,000 shares, issued 12,523,572 shares
  in 1996 and issued 12,623,872 shares 1995                                    125,236             21,482,878

Additional paid in capital                                                  21,255,232

Retained earnings                                                           41,592,945             40,543,432

Valuation allowance                                                            (81,321)                61,025

Cumulative translation adjustment                                           (2,146,529)            (2,259,041)
                                                                           -----------            -----------
                                       TOTAL STOCKHOLDERS EQUITY            60,745,563             59,828,294
                                                                           -----------            -----------
                                                           TOTAL           $80,344,084            $75,211,067
                                                                           ===========            ===========

See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)

                                                  Three Months Ended June 30
                                                  ---------------------------
                                                      1996           1995
                                                  -----------     -----------
REVENUES:
    Net sales                                     $44,394,773     $28,426,318
    Other income                                      307,782         365,919
                                                  -----------     -----------
                                       TOTAL       44,702,555      28,792,237

COSTS AND EXPENSES:
    Costs of products sold                         37,609,927      25,182,955
    Research and development                        1,080,672         685,725
    Selling, general and administrative             3,881,993       3,318,119
    Interest                                          110,694         140,384
                                                  -----------     -----------
                                       TOTAL       42,683,286      29,327,183
EARNINGS (LOSS) BEFORE TAXES ON INCOME              2,019,269        (534,946)

TAXES ON INCOME (CREDIT)                              876,000        (312,000)
                                                  -----------     -----------
NET EARNINGS (LOSS)                                 1,143,269        (222,946)


NET EARNINGS (LOSS) PER SHARE                     $      0.09     $     (0.02)
                                                  ===========     ===========
DIVIDENDS PAID PER SHARE                          $      0.05     $      0.05
                                                  ===========     ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      12,533,000      12,982,000
                                                  ===========     ===========


See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)


                                                         Six Months Ended June 30
                                                        --------------------------
                                                           1996           1995
                                                        -----------    -----------
REVENUES:
    Net sales                                           $91,483,052    $72,201,251
    Other income                                            607,705        792,260
                                                        -----------    -----------
                                       TOTAL             92,090,757     72,993,511

COSTS AND EXPENSES:
    Costs of products sold                               78,491,068     61,992,720
    Research and development                              2,080,090      1,473,432
    Selling, general and administrative                   7,392,944      6,869,203
    Interest                                                239,358        256,990
                                                        -----------    -----------
                                       TOTAL             88,203,460     70,592,345
                                                        -----------    -----------


EARNINGS BEFORE TAXES ON INCOME                           3,887,297      2,401,166

TAXES ON INCOME                                           1,532,000        851,000
                                                        -----------    -----------
NET EARNINGS                                            $ 2,355,297    $ 1,550,166
                                                        ===========    ===========

NET EARNINGS PER SHARE                                  $      0.19    $      0.12
                                                        ===========    ===========

DIVIDENDS PAID PER SHARE                                $      0.05    $      0.05
                                                        ===========    ===========

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                            12,567,000     13,032,000
                                                        ===========    ===========

See notes to financial statements.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                          Six Months Ended June 30
                                                                   ---------------------------------------
                                                                       1996                       1995
                                                                   ------------               ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net earnings                                                     $ 2,355,297                $ 1,550,166
   Adjustments to reconcile net earnings to net
     cash provided by operating
     activities:
   Depreciation and amortization                                        884,896                    794,332
   Gain on sales of assets                                               (4,903)                   (80,591)
   Decrease (increase) in:
     Accounts receivable                                             (5,299,053)                 4,990,180
     Inventories                                                     (1,271,081)                (3,592,712)
     Deferred tax benefit                                                                          102,000
     Federal taxes receivable                                                                      361,000
     Other assets                                                        52,422                    (37,397)
   Increase (decrease) in:
     Accounts payable                                                 3,080,661                 (1,777,749)
     Other current liabilities and accrued expenses                     976,141                   (519,967)
     Accrued warranty expense                                           102,144                   (507,815)
     Accrued customer rebate                                            (31,670)                   171,827
     Accrued compensation and related taxes                             325,232                   (191,633)
                                                                    -----------                -----------
                        TOTAL ADJUSTMENTS                            (1,185,213)                  (213,731)
                                                                    -----------                -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                             1,170,084                  1,336,435

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (835,406)                  (959,783)
   Proceeds from sale of property, plant and equipment                                             150,000
   Purchases of marketable securities                                (3,051,290)                (6,953,938)
   Proceeds from sales of marketable securities                       1,640,822                  7,315,496
   Advances on note receivable                                                                    (707,275)
   Principal repayments on note receivable                              103,997                    585,955
                                                                    -----------                -----------
    NET CASH USED IN INVESTING ACTIVITIES                            (2,141,877)                  (569,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options                               85,360
   Payments on long-term debt                                          (237,208)                  (236,518)
   Purchase of treasury stock                                          (866,875)                (2,463,987)
   Dividends paid                                                      (626,679)
                                                                    -----------                -----------
NET CASH USED IN  FINANCING ACTIVITIES                               (1,645,402)                (2,700,505)



EFFECT OF EXCHANGE RATE CHANGES ON CASH                                 128,941                     48,946
                                                                    -----------                -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                            (2,488,254)                (1,884,669)

CASH AND CASH EQUIVALENTS AT BEGINNING
   OF PERIOD                                                          5,202,595                  2,930,270
                                                                    -----------                -----------
CASH AND CASH EQUIVALENTS AT END
   OF PERIOD                                                        $ 2,714,341                $ 1,045,601
                                                                    ===========                ===========

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:



Cash paid for interest was $240,158 and $276,103 for the six months ended June 30, 1996 and 1995, respectively. Cash paid for income taxes was $905,000 and $353,000 for the six months ended June 30, 1996 and 1995, respectively.


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

(2) The consolidated financial statements include the accounts of Spartan Motors, Inc., its wholly owned subsidiaries, Spartan Motors Foreign Sales Corporation, Inc., and Spartan de Mexico, S.A. de C.V.("Spartan de Mexico"). All material intercompany transactions have been eliminated. The two joint ventures with Societe D' Equipment de Transport et de Carosserie S.A. ("Setcar") are included in the consolidated financial statements. However, the Company has not made any expenditures for investment purposes as of June 30, 1996.

(3) In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and the results of operations for the three month and six month periods ended June 30, 1996 and 1995.

(4) The results of operations for the three month and six month periods ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

(5) Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:


                                   June 30, 1996  December 31, 1995
                                   -------------  -----------------
            Finished Goods          $ 2,045,437        $ 1,779,551
            Raw Materials and
             purchased components    21,952,119         19,844,049
            Work in Process           2,237,022          3,270,703
            Obsolescence reserve       (500,000)          (500,000)
            LIFO reserve                (50,000)
                                    -----------        -----------
                                    $25,684,578        $24,394,303
                                    ===========        ===========


(6) A cash dividend of $0.05 per share was declared February 27, 1996 for shareholders of record on March 27, 1996. The dividend of $626,679 was paid April 29, 1996.

(7) During March and June of 1996 the Company repurchased a total of 110,000 shares of its common stock at an average market price of approximately $7.90 per share. The treasury stock was constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.

(8) During the six months ended June 30, 1996, stockholders' equity changed as follows:


                Balance at December 31, 1995       $59,828,294
                Net Earnings                         2,355,297
                Exercise of stock options               85,360
                Dividends paid                        (626,679)
                Purchase of treasury stock            (866,875)
                Valuation Allowance - Investment
                 Securities                           (142,346)
                Cumulative Translation Adjustment
                 Change                                112,512
                                                   -----------
                Balance at June 30, 1996           $60,745,563
                                                   ===========

                              SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (CONTINUED)



(9)  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121 "Accounting for the Impairment of
     Long-Lived Assets To Be Disposed Of."   This standard requires that
     long-lived assets held by and used by an entity may be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company has adopted this standard during the first quarter of 1996. Adoption of this statement did not have a material effect on the Company's results of operations or financial position.

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the financial statement for the year ending December 31, 1996.

(10) SUBSEQUENT EVENTS

     During July 1996, the Company repurchased 90,000 shares of its common stock at an average market price of approximately $7.20. The treasury stock was constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.

          ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements impacting Spartan Motors, Inc. financial and operating results for the three month and six month periods ended June 30, 1996 compared to the same periods ended June 30, 1995. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:


                                               Three Months                    Six Months
                                               Ended June 30                  Ended June 30
                                          ---------------------           ---------------------
                                           1996            1995            1996            1995
                                          -----           -----           -----           -----
Revenues                                   100%            100%            100%            100%
Cost and expenses:
  Cost of products sold                   84.1%           87.5%           85.2%           84.9%
  Research and development                 2.4%            2.4%            2.3%            2.0%
  Selling, general, and administrative     8.7%           11.5%            8.0%            9.4%
  Interest                                 0.2%            0.5%            0.3%            0.4%
                                          ----           -----            ----            ----
Total costs and expenses                  95.4%          101.9%           95.8%           96.7%
                                          ----           -----            ----            ----

  Earnings (loss) before taxes on income   4.6%           (1.9)%           4.2%            3.3%

  Taxes on income (credits)                2.0%           (1.1)%           1.7%            1.2%
                                          ----           -----            ----            ----
  Net earnings (loss)                      2.6%           (0.8)%           2.5%            2.1%
                                          ----           -----            ----            ----



THREE MONTH PERIOD ENDED JUNE 30, 1996, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1995

     Revenues for the three months ended June 30, 1996, were $44.7 million compared to $28.8 million in 1995, an increase of 55%. For the three months ended June 30, 1996 the Company had net income of $1.1 million ($0.09 per
share), compared to a net loss of $0.2 million in 1995 ($0.02 per share).   The
increase in revenues and earnings is primarily due to increased production of fire truck, transit bus and school bus chassis. Additionally, motorhome production rebounded from the historically low level due to soft retail market conditions in recreational vehicles during 1995. Total chassis production for the three months ended June 30, 1996 consisted of 801 units as compared to 459 chassis for the same period in 1995. Bus chassis unit sales increased to 143 units as compared to 52 units in the prior year period as the Company further penetrates the school and transit bus markets. The Company continues to compete with the commercial fire truck market with its Diamond, Metrostar, and Advantage series chassis.

     Total costs and expenses as a percentage of revenues decreased to 95.4% for the 1996 period as compared to 101.9% for 1995. Costs of products sold decreased to 84.1% of revenues as compared to 87.5% for the same period in 1995. The decrease is the result of fixed manufacturing overhead costs being absorbed by more units produced than in the prior period and the effects of price increases on certain chassis. Selling, general and administrative expenses decreased to 8.7% of revenues for the 1996 period compared with 11.5% for the 1995 period reflecting the Company's emphasis on cost control and efficiency improvements. Research and development costs for the 1996 period remained consistent with the same period of 1995. The Company is continuing its efforts to expand the applications of rear engine diesel technology to additional market segments in the industry. Examples of this are the development of school bus and low floor transit bus chassis. Total chassis orders received decreased 13.0% during the three months ended June 30, 1996, to 783 units from 900 units for the same period of 1995. This decrease is primarily attributed to the cyclical nature of the school bus chassis market, and to a lesser extent a decline in OEM orders for recreational vehicle chassis in preparation for the model year changeover.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


SIX MONTH PERIOD ENDED JUNE 30, 1996, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1995

     Revenues for the six months ended June 30, 1996 were $92 million compared with $73 million in 1995, an increase of 26%. Net income was $2.4 million for the six months ended June 30, 1996 ($0.19 per share), compared to $1.6 million in 1995 ($0.12 per share). The increase in revenues and earnings is primarily due to the rebound from soft retail market conditions in recreational vehicles during 1995 and to a lesser extent an increase in fire truck chassis production. In addition, school and transit bus chassis production has increased as the Company further penetrates these markets. Total chassis production for the six months ended June 30, 1996 consisted of 1,661 units as compared to 1,235 chassis for the same period in 1995. Sales of fire truck chassis units increased by 15% due to the continued shift from commercial to custom chassis, and the Company's ability to compete with the commercial fire truck market with its Diamond, Metro Star and Advantage series chassis. Sales of motorhome chassis increased overall by 18% during the six months ended June 30, 1996. The school and transit bus sales improved to 283 units compared with 59 units during the same period in 1995 as the company continues to penetrate these markets. The Company will continue its efforts to diversify into other product lines to reduce the dependence on any single product line.

     Total costs and expenses as a percentage of revenues decreased to 95.8% for 1996 as compared to 96.7% for 1995. Cost of products sold increased to 85.2% of revenues as compared to 84.9% for the same period in 1995. The increase is primarily the result of the mix of chassis produced and the proportion of these costs relative to the level of revenues. Selling, general and administrative expenses decreased to 8.0% of revenues for the 1996 period compared with 9.4% for 1995. The decrease is due to the proportion of these costs relative to the level of sales for the period. Research and development costs increased to 2.3% for the 1996 period as compared to 2.0% for 1995. This is primarily due to the Company's continuing efforts to diversify into specialty chassis product lines, the development of the independent front suspension, and ongoing bus developments.

     Total chassis orders received increased 4.4% during the six months ended June 30, 1996, to 1,737 units from 1,664 units for the same period of 1995. This increase is primarily the result of the improvement in the recreational vehicle market over the prior year.

     At June 30, 1996, the Company had approximately $49.3 million in backlog chassis orders, consisting of higher volume, lower margin units. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.


LIQUIDITY AND CAPITAL RESOURCES

     Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long and short-term debt financing. During the six months ended June 30, 1996, cash provided by the operating activities amounted to approximately $1.3 million. On June 30, 1996, the Company had working capital of $51.8 million compared to $50.9 million at December 31, 1995, an increase of 2.0%. The current ratio on June 30, 1996 decreased to 4.7 compared with 6.3 on December 31, 1995. The change in working capital is the result of increases in accounts receivable, inventory and accounts payable. Accounts receivable increased approximately $5.3 million primarily due to sales growth during the period. Inventories increased approximately $1.2 million primarily to support increased production levels. Accounts payable increased by approximately $3.1 million due to higher inventory levels and the timing of vendor payments.

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

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Due to the effects of the peso devaluation, the ongoing financial crisis in Mexico and the lack of order activity, the Company has not produced chassis at its Mexican facility during 1996. The current staff continues to perform service and warranty repairs on products sold, maintain customer contacts, and promote the Company's custom chassis products. Spartan de Mexico recorded revenues of $14,000 and incurred losses of $333,000 ($0.03 per share) for the
six month period ended   June 30, 1996.  This compares to revenues of $9,600 and
losses of approximately $247,000 ($0.02 per share) for the same period in 1995. The effect on earnings related to the devaluation of the peso was immaterial to the consolidated financial statements of the Company. Spartan remains committed to supporting the operations of Spartan de Mexico.

     Stockholders' equity increased to $60.7 million as of June 30, 1996, an increase of 1.5%. The change is the result of earnings of $2.4 million, net of dividends of $0.6 million paid April 29, 1996 and the $0.9 million used to acquire 110,000 shares of the Company's common stock. The Company's debt to equity ratio decreased to 9.8% on June 30, 1996 compared with 10.4% at December 31, 1995.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15,000,000 at 2% above the London Inter Bank Offering Rate (LIBOR), which was 5.5% at June 30, 1996. As of June 30, 1996, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At June 30, 1996, the Company had outstanding letters of credit totaling $200,000.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

       The Company is party, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of business. It is the best judgment of management that the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


Item 2.   Changes in Securities

       The total number of shares of which the corporation shall have authority to issue is twenty-five million, nine hundred thousand (25,900,000) divided into two classes, as follows:

       (1) Twenty-three million, nine hundred thousand (23,900,000) shares of common stock of the par value of One Cent ($.01).

       (2) Two million (2,000,000) shares of preferred stock, having no par value.

       The authorized shares of Preferred Stock may be issued in one or more series, each of such series to have such designations, powers, preferences, and relative, participating, optional or other rights, and such qualifications, limitations, restrictions, as may be stated in a resolution or resolutions providing for the issue of such series adopted by the Board of Directors. The holders of shares of each series of Preferred Stock shall be entitled to receive, when and if declared, dividends pursuant to the rate fixed for the series. On liquidation, dissolution or winding up of the affairs of the corporation, the holders of each share of Preferred Stock shall be entitled to available assets of the corporation before any amounts are distributed to the holders of Common Stock. The voting rights of holders of Preferred Stock shall in no event exceed more than one vote per share.

       None of the shares of the Common Stock shall be entitled to any preferences. Dividends on the shares of Common Stock may be declared and paid, as determined by the Board of Directors, after declaration or payment of full dividends on all shares having priority over the Common Stock. On any liquidation, dissolution, or winding up of the affairs of the corporation, the holders of the Common Stock shall be entitled to receive pro rata the remaining assets of the corporation available for distribution after there shall have been paid or set aside for the holders of all shares having priority over the Common Stock the full preferential amounts to which they are respectively entitled. The holders of Common Stock shall be entitled to one vote for each share of Common Stock held by them respectively.


Item 4.   Submission of Matters to a Vote of Security Holders

       The annual meeting of shareholders of Spartan Motors, Inc. was held on June 5, 1996, with the business portion of the meeting being adjourned to June 20, 1996. The purpose of the meeting was to elect directors, adopt Restated Articles of Incorporation, approve an amendment to the 1988 Nonqualified Stock Option Plan, approve the 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, and to transact any other business that may properly come before the meeting.

       The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

                                           Votes Cast
                                                  Authority
Elected Directors                         For      Withheld
- ------------------                     ----------  --------
George W. Sztykiel                     11,598,680  664,001
William F. Foster                      11,598,280  664,401



The following persons continue to serve as directors: John E. Sztykiel, Charles E. Nihart, Max A. Coon, Anthony G. Sommer, and George Tesseris.

     The shareholders also acted on the following matters:


                                                   For      Against   Abstain
                                                ---------  ---------  -------
  Restated Articles of Incorporation            6,381,263  2,278,073  111,828

  Approval of Amendment to 1988 Nonqualified
   Stock Option Plan                            9,992,806  1,231,796  595,002

  Approval of 1996 Stock Option and Restricted
   Stock Plan for Outside Market Advisors       9,925,318  1,776,849  148,882




Item 5.  Other Information

       Pursuant to the corporate bylaws of Spartan Motors, Inc., the Board of Directors increased the number of members of the Board from seven to eight members and filled the newly created board position on July 1, 1996 by appointing David R. Wilson to the Board.


Item 6.  Exhibits and Reports on Form 8-K

       (a) Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:


Exhibit
Number   Description
- -------  ----------------------------------

   3.1   Restated Articles of Incorporation

  10.1 Restated 1988 Nonqualified Stock Option Plan, reflecting amendment approved by the Board of Directors on February 27, 1996, and approved by Shareholders at the adjourned meeting on June 20, 1996 (original plan was previously filed as an exhibit to the Registration Statement on Form S-8, Registration No. 33-28432, filed on April 28, 1989).

  10.2 Restated 1994 Incentive Stock Option Plan, reflecting amendment approved by the Board of Directors on February 27, 1996, and approved by Shareholders at the adjourned meeting on June 20, 1996 (original plan was previously filed as an exhibit to the Registration Statement on Form S-8, Registration No. 33-80980, filed on June 30, 1994).


  10.3 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, approved by the Board of Directors on February 27, 1996, and approved by Shareholders at the adjourned meeting on June 20, 1996.

  27     Financial Data Schedule

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc., has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Spartan Motors, Inc.


                                  By:  /s/ James R. Jenks
                                      ----------------------
                                      James R. Jenks, CPA
                                      Secretary/Treasurer





Date:  August 5, 1996

                                 EXHIBIT INDEX


Exhibit
Number


 3.1    Restated Articles of Incorporation

10.1 Restated 1988 Nonqualified Stock Option Plan, reflecting amendment approved by the Board of Directors of February 27, 1996, and approved by Shareholders at the adjourned meeting on June20, 1996 (original plan was previously filed as an exhibit to the Registration Statement on Form S-8, Registration No. 33-28432, filed on April 28, 1989).

10.2 Restated 1994 Incentive Stock Option Plan, reflecting amendment approved by the Board of Directors on February 27, 1996, and approved by Shareholders at the adjourned meeting on June 20, 1996 (original plan was previously filed as an exhibit to the Registration Statement on Form S-8, Registration No. 33-80980, filed on June 30, 1994).


10.3 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, approved by the Board of Directors on February 27, 1996, and approved by Shareholders at the adjourned meeting on June 20, 1996.

27      Financial Data Schedule