Form 10-Q
period 1996-09-30
SPARTAN MOTORS INC
filed 1996-11-07
CIK 743238

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934





For Quarter Ended SEPTEMBER 30, 1996              Commission File Number 0-13611
                  ------------------                                     -------

   SPARTAN MOTORS, INC.   (Exact name of registrant as specified in its charter)
--------------------------

        Michigan                                                 38-2078923
------------------------------                              -------------------
  (State of incorporation)                                    (I.R.S. Employer
                                                             Identification no.)


1000 Reynolds Road, Charlotte, Michigan                                 48813
--------------------------------------------------                      ------
(Address of principal executive offices)                              (Zip Code)

Registrant's telephone number, including area code               (517)  543-6400
                                                                ----------------


                 NONE                       Former name, former address and
--------------------------------------------
former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES  X   NO
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common shares outstanding at November 1, 1996      12,445,572
                                                   ----------

                              SPARTAN MOTORS, INC.
                     INDEX TO QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1996




                                                             Page No.
                                                             --------
Part I.  Financial Information
Consolidated Balance Sheets - September 30, 1996
      (Unaudited) and December 31, 1995                          1



Consolidated Statements of Net Earnings -
      Three Months Ended September 30, 1996 and 1995
      (Unaudited)                                                3



Consolidated Statements of Net Earnings -
      Nine Months Ended September 30, 1996 and 1995
      (Unaudited)                                                4



Consolidated Statements of Cash Flows -
      Nine Months Ended September 30, 1996 and 1995
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

                         PART I. FINANCIAL INFORMATION

                          ITEM 1. FINANCIAL STATEMENTS



                              SPARTAN MOTORS, INC.
                          CONSOLIDATED BALANCE SHEETS



                                           September 30, 1996  December 31, 1995
                                           ------------------  -----------------
                                              (Unaudited)
                 ASSETS
                 ------
CURRENT ASSETS:

Cash and cash equivalents                        $  1,164,877        $ 5,202,595

Investment securities                               9,287,290          7,688,693

Accounts receivable, less allowance
  for doubtful accounts of $560,000 and
  $591,000 in 1996 and 1995, respectively          28,545,748         20,202,534

Inventories                                        27,367,229         24,394,303

Deferred tax benefit                                1,581,201          1,453,000

Other current assets                                1,018,952          1,539,765
                                                 ------------        -----------
                     TOTAL CURRENT ASSETS          68,965,297         60,480,890

PROPERTY, PLANT AND EQUIPMENT,
  net of accumulated depreciation of
  $7,451,994 and $6,281,734 in 1996 and
  1995, respectively                               12,101,405         12,267,287

DEFERRED TAX BENEFIT                                1,086,182          1,163,000

OTHER ASSETS                                          420,407          1,299,890
                                                 ------------        -----------
                                    TOTAL        $ 82,573,291        $75,211,067
                                                 ============        ===========

See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
                    CONSOLIDATED BALANCE SHEETS - CONTINUED



                                                      September 30, 1996      December 31, 1995
                                                      ------------------      -----------------
LIABILITIES AND STOCKHOLDERS' EQUITY                     (Unaudited)
------------------------------------
CURRENT LIABILITIES:

Accounts payable                                              $ 9,527,211        $ 3,801,135

Other current liabilities and accrued
  expenses                                                      1,851,684          1,652,930

Accrued warranty expense                                        1,794,148          1,621,954

Accrued customer rebates                                          687,187          1,030,658

Accrued compensation and related
  taxes                                                         1,394,106          1,064,368

Current portion of long-term debt                                 502,000            420,000
                                                              -----------        -----------
                      TOTAL CURRENT LIABILITIES                15,756,336          9,591,045

LONG-TERM DEBT, less current portion                            5,367,785          5,791,728

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS' EQUITY:

Preferred stock, no par value, authorized
  2,000,000 shares.

Common stock, $.01 par value; authorized
  23,900,000 shares, issued 12,433,572 shares
  in 1996 and issued 12,623,872 shares in 1995                    124,336         21,482,878

Additional paid in capital                                     21,102,502

Retained earnings                                              42,299,021         40,543,432

Valuation allowance                                                31,781             61,025

Cumulative translation adjustment                              (2,108,470)        (2,259,041)
                                                              -----------        -----------
                     TOTAL STOCKHOLDERS' EQUITY                61,449,170         59,828,294
                                                              -----------        -----------
                                          TOTAL               $82,573,291        $75,211,067
                                                              ===========        ===========


See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)





                                                        Three Months Ended September 30
                                                          1996                     1995
                                                          ----                     ----
REVENUES:
  Net sales                                           $40,984,645              $35,582,799
  Other income                                            336,765                  445,644
                                                      -----------              -----------
                                          TOTAL        41,321,410               36,028,443
COSTS AND EXPENSES:
  Costs of products sold                               35,221,177               30,619,968
  Research and development                                970,706                  787,938
  Selling, general and administrative                   3,172,460                3,434,897
  Interest                                                117,571                  124,470
                                                      -----------              -----------
                                          TOTAL        39,481,914               34,967,273

EARNINGS BEFORE TAXES ON INCOME                         1,839,496                1,061,170

TAXES ON INCOME                                           637,000                  421,000
                                                      -----------              -----------
NET EARNINGS                                          $ 1,202,496              $   640,170

NET EARNINGS PER SHARE                                $      0.10              $      0.05
                                                      ===========              ===========
DIVIDENDS PAID PER SHARE                                                       $      0.05
                                                                               ===========
WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                          12,523,000               12,840,000
                                                      ===========              ===========

See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
              CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)





                                                         Nine Months Ended September 30
                                                           1996                   1995
                                                           -----                  ----
REVENUES:
  Net sales                                            $132,467,697          $107,784,050
  Other income                                              944,470             1,237,904
                                                       ------------          ------------
                                          TOTAL         133,412,167           109,021,954

COSTS AND EXPENSES:
  Costs of products sold                                113,712,245            92,612,688
  Research and development                                3,050,796             2,261,370
  Selling, general and administrative                    10,565,404            10,304,100
  Interest                                                  356,929               381,460
                                                       ------------          ------------
                                          TOTAL         127,685,374           105,559,618
                                                       ------------          ------------

EARNINGS BEFORE TAXES ON INCOME                           5,726,793             3,462,336

TAXES ON INCOME                                           2,169,000             1,272,000
                                                       ------------          ------------

NET EARNINGS                                           $  3,557,793          $  2,190,336
                                                       ============          ============

NET EARNINGS PER SHARE                                 $       0.29          $       0.17
                                                       ============          ============

DIVIDENDS PAID PER SHARE                               $       0.05          $       0.05
                                                       ============          ============

WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                            12,583,000            12,968,000
                                                       ============          ============

See notes to consolidated financial statements.

                              SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)





                                                                  Nine Months Ended September 30
                                                                   1996                     1995
                                                                   ----                     -----
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings                                                   $ 3,557,793              $ 2,190,336
 Adjustments to reconcile net earnings to net
  cash provided by operating activities:
 Depreciation and amortization                                    1,336,582                1,342,542
 Gain on sales of assets                                             (4,383)                 (97,718)
 Decrease (increase) in:
   Accounts receivable                                           (8,341,144)               3,663,210
   Inventories                                                   (2,950,232)              (5,524,894)
   Deferred tax benefit                                             (92,000)                  12,000
   Federal taxes receivable                                                                  909,392
   Other current assets                                                                      387,698
   Other assets                                                     281,014                 (104,660)
  Increase (decrease) in:
   Accounts payable                                               5,725,558               (1,503,531)
   Other current liabilities and accrued expenses                   340,685                 (433,411)
   Accrued warranty expense                                         172,194                 (278,232)
   Accrued customer rebate                                         (343,471)                   1,192
   Taxes on Income                                                 (142,000)
   Accrued compensation and related taxes                           330,000                   59,085
                                                                -----------              -----------
                                   TOTAL ADJUSTMENTS              3,687,197               (1,567,327)
                                                                -----------              -----------

                     NET CASH (USED IN) PROVIDED BY
                               OPERATING ACTIVITIES                (129,404)                 623,009

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                      (1,130,708)              (1,283,010)
 Proceeds from sale of property, plant and
  equipment                                                                                  153,825
 Purchases of marketable securities                              (3,616,662)             (11,267,672)
 Proceeds from sales of marketable securities                     2,001,182               13,949,158
 Advances on note receivable                                                                (678,275)
 Principal repayments on notes receivable                         1,061,219                  681,477
                                                                -----------              -----------
                     NET CASH (USED IN) PROVIDED BY
                               INVESTING ACTIVITIES              (1,684,969)               1,555,503

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from exercise of stock options                             85,360
 Payments on long-term debt                                        (341,943)                (341,567)
 Purchase of treasury stock                                      (1,516,925)              (3,376,488)
 Dividends paid                                                    (626,679)                (645,649)
                                                                -----------              -----------

              NET CASH USED IN FINANCING ACTIVITIES              (2,400,187)              (4,363,704)

                             SPARTAN MOTORS, INC.
        CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (UNAUDITED)



EFFECT OF EXCHANGE RATE CHANGES ON CASH        176,842         44,350
                                           -----------     ----------
NET DECREASE IN CASH AND CASH EQUIVALENTS   (4,037,718)    (2,140,842)
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF PERIOD                                   5,202,595      2,930,270
                                           -----------     ----------
CASH AND CASH EQUIVALENTS AT END
 OF PERIOD                                 $ 1,164,877     $  789,428
                                           ===========     ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

    Cash paid for interest was $357,729 and $378,059 for the nine months ended September 30, 1996 and 1995, respectively. Cash paid for income taxes was $1,871,000 and $353,000 for the nine months ended September 30, 1996 and 1995, respectively.



See notes to consolidated income statements.                (Concluded)

                              SPARTAN MOTORS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1995, included in Form 10-K filed with the Securities and Exchange Commission on March 29, 1996.


(2) The consolidated financial statements include the accounts of Spartan Motors, Inc., its wholly owned subsidiaries Spartan Motors Foreign Sales Corporation, Inc. and Spartan de Mexico, S.A. de C.V. ("Spartan de Mexico"). All material intercompany transactions have been eliminated. The two joint ventures with Societe D' Equipment de Transport et de Carosserie S.A. ("Setcar") are included in the consolidated financial statements. However, the Company has not made any expenditures for investment purposes as of September 30, 1996.


(3) In the opinion of the Company, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 30, 1996, and the results of operations for the three month and nine month periods ended September 30, 1996 and 1995.


(4) The results of operations for the three month and nine month periods ended September 30, 1996, are not necessarily indicative of the results to be expected for the full year.


(5) Inventories consist of raw materials and purchased components, work in process, and finished goods, and are summarized as follows:

                                September 30, 1996      December 31, 1995
                                ------------------      -----------------
Finished Goods                       $ 2,377,032             $ 1,779,551
Raw Materials and
  Purchased Components                22,899,594              19,844,049
Work in Process                        2,706,603               3,270,703
Obsolescence Reserve                    (536,000)               (500,000)
LIFO Reserve                             (80,000)
                                     -----------             -----------
                                     $27,367,229             $24,394,303
                                     ===========             ===========


(6) A cash dividend of $0.05 per outstanding share was declared February 27, 1996 for shareholders of record on March 27, 1996. The dividend of $626,679 was paid April 29, 1996.

                             SPARTAN MOTORS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED



(7) During March 1996, the Company repurchased 100,000 shares of its common stock at an average market price of approximately $7.94 per share. During June and July 1996, the Company repurchased 100,000 shares of its common stock at an average market price of approximately $7.23 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporations Act applicable to all Michigan corporations.


(8) During the nine months ended September 30, 1996, stockholders' equity changed as follows:


           Balance at December 31, 1995                 $59,828,294
           Net Earnings                                   3,557,793
           Exercise of stock options                         85,360
           Dividends paid                                  (626,679)
           Purchase of treasury stock                    (1,516,925)
           Valuation Allowance - Investment Securities      (29,244)
           Cumulative Translation Adjustment Change         150,571
                                                        -----------

           Balance at September 30, 1996                $61,449,170
                                                        ===========



(9)  NEW ACCOUNTING PRONOUNCEMENTS

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets To Be Disposed Of." This standard requires that long-lived assets held by and used by an entity may be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. SFAS No. 121 also requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less costs to sell. The Company adopted this standard during the first quarter of 1996. Adoption of this statement did not have a material effect on the Company's results of operations or financial position.

     The Financial Accounting Standards Board has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which was effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock-based compensation awards to employees and will disclose the required pro-forma effect on net income and earnings per share in the financial statement for the year ending December 31, 1996.

           ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS


The following is a discussion of the major elements impacting Spartan Motors, Inc. financial and operating results for the three month and nine month periods ended September 30, 1996, compared to the same periods ended September 30, 1995. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                           Three Months           Nine Months
                                          Ended Sept. 30         Ended Sept. 30
                                          --------------         --------------

                                           1996       1995          1996       1995
                                           ----       ----          ----       ----
Revenues                                   100%       100%          100%       100%
Costs and expenses:
  Costs of products sold                  85.2%      85.0%         85.2%      84.9%
  Research and development                 2.3%       2.2%          2.3%       2.1%
  Selling, general, and administrative     7.7%       9.5%          7.9%       9.5%
  Interest                                 0.3%       0.3%          0.3%       0.3%
                                           ----       ----          ----       ----
Total costs and expenses                  95.5%      97.0%         95.7%      96.8%
                                          ----       ----          ----       ----
Earnings before taxes on income            4.5%       3.0%          4.3%       3.2%
Taxes on income                            1.5%       1.2%          1.6%       1.2%
                                          ----       ----          ----       ----
Net earnings                               3.0%       1.8%          2.7%       2.0%
                                          ====       ====          ====       ====

THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1995

     Revenues for the three months ended September 30, 1996 were $41.3 million compared to $36.0 million in 1995, an increase of 15%. Net income was $1.2 million for the three months ended September 30, 1996 ($0.10 per share) compared to $.6 million in 1995 ( $0.05 per share), an increase of 100%. The increase in revenues and earnings is primarily due to increased production of transit bus and school bus chassis. Additionally, motorhome production rebounded from lower levels caused by soft retail market conditions in recreational vehicles in 1995. Total chassis production for the three months ended September 30, 1996 consisted of 742 units as compared to 621 chassis for the same period in 1995. Bus chassis unit sales increased 77% as compared to the prior year period as the Company further penetrates the school bus and transit bus markets. The Company continues to compete in the commercial fire truck market with its Diamond, Metrostar, and Advantage series chassis.

     Total costs and expenses as a percentage of revenues decreased to 95.5% for the 1996 period as compared to 97.0% for 1995. Costs of products sold was 85.2% of revenues as compared to 85.0% in the same period of 1995. The increase is primarily the result of the mix of chassis produced, which included more entry-level chassis products. Selling, general and administrative expenses decreased by $.3 million to 7.7% of revenues for the 1996 period, compared with 9.5% for the 1995 period, reflecting the Company's emphasis on cost control and efficiency improvements. Research and development costs for the 1996 period remained consistent with the same period of 1995. During September 1996, the Company began production of concrete mixer chassis. This action follows Spartan's continuing efforts to expand the application of rear engine diesel technology to additional market segments in the industry and its commitment to diversifying its product lines.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Total chassis orders received decreased 23% during the three months ended September 30, 1996 to 651 units from 837 units for the same period of 1995. The decrease reflects stronger motorhome order flow in 1995 that came as a result of the motorhome market rebounding from a dramatic decline.


NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1995

     Revenues for the nine months ended September 30, 1996 increased to $133.4 million compared to $109.0 million in 1995, an increase of 22%. Net income was $3.6 million for the nine months ended September 30, 1996 ($0.29 per share) compared to $2.2 million ($0.17 per share) in 1995, an increase of 64%. The increase in revenues and earnings is primarily due to the rebound from soft retail market conditions in recreational vehicles during 1995, the Company's continued penetration into the school and transit bus chassis markets, and to a lesser extent an increase in fire truck chassis production. Total chassis production for the nine months ended September 30, 1996, consisted of 2,403 units as compared to 1,856 units for the same period in 1995. School bus and transit bus production chassis unit sales increased more than 100% to 480 units. Sales of fire truck units increased slightly due to the continued shift from commercial to custom chassis and the Company's ability to compete with the commercial fire truck market. The Company will continue its efforts to diversify into other product lines to reduce its dependence on any single product line.

     Total costs and expenses as a percentage of revenues decreased to 95.7% for the 1996 period as compared to 96.8% for 1995. Cost of products sold was 85.2% of revenues as compared to 84.9% in the same period of 1995. This increase is primarily the result of the mix of chassis produced, which included more entry-level chassis products. Selling, general and administrative expenses as a percentage of revenues decreased to 7.9% in the 1996 period as compared with 9.5% for 1995. The decrease reflects the Company's implementation of more targeted marketing and promotional programs and an ongoing drive for tighter cost controls and strict budgets. Research and development costs for the 1996 period increased to 2.3% of revenues compared with 2.1% for the same period of 1995. The increase in research and development costs is primarily due to the Company's continuing efforts to diversify into specialty chassis product lines, including its third quarter 1996 entry into the concrete mixer market, its development of independent front suspension for the motorhome market, and ongoing school bus and transit bus chassis developments.

     Total chassis orders received decreased 4.5% during the nine months ended September 30, 1996 to 2,388 units from 2,501 units for the same period of 1995. This decrease reflects the stronger motorhome order flow in the third quarter 1995 versus 1996 as a result of the motorhome market rebounding from a dramatic decline, as well as orders inherited at the outset of the Company's entry into the school bus market in 1995.

     At September 30, 1996, the Company had approximately $44.9 million in backlog chassis orders. This compares with $76.8 million in backlog orders at September 30, 1995. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.


LIQUIDITY AND CAPITAL RESOURCES

     Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long- and short-term debt financing. During the nine months ended September 30, 1996, cash used in operating activities amounted to approximately $.2 million. On September 30, 1996, the Company had working capital of $53.2 million compared to $50.9 million at December 31, 1995, an increase of 4.5%. The current ratio on September 30, 1996 decreased to 4.4 compared with 6.3 on December 31, 1995. The change in working capital was the result of increases in investments, accounts receivable, accounts payable and inventories.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS - CONTINUED


     Accounts receivable increased approximately $8.3 million primarily due to sales growth during the period. Inventories increased approximately $3.0 million primarily to support increased production levels. Accounts payable increased by approximately $5.7 million due to higher inventory levels and the timing of vendor payments.

     The Company anticipates that cash generated from operations, the liquidity of short-term investment securities and the existing credit line will be sufficient to satisfy all working capital and capital expenditure requirements in the foreseeable future. This will provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth either through internal development or through strategic joint ventures or acquisitions.

     Due to the effects of the peso devaluation, the ongoing financial instability in Mexico and the lack of order activity, the Company has not produced chassis at its Mexican facility during 1996. The current staff continues to perform service and warranty repairs on products sold, maintain customer contacts, and promote the Company's custom chassis products. Spartan de Mexico recorded revenues of $168,817 and incurred losses of $392,416
($0.03 per share) for the nine month period ended September 30, 1996. This compares to revenues of $21,605 and losses of approximately $553,058 ($0.04 per share) for the same period in 1995. Spartan remains committed to supporting the operations of Spartan de Mexico.

     Stockholders' equity increased to $61.4 million as of September 30, 1996, an increase of 2.7%. The change is the result of earnings of $3.6 million, net of dividends of $0.6 million paid April 29, 1996, and the $1.5 million used to acquire 200,00 shares of the Company's common stock. The Company's debt-to-equity ratio decreased to 9.6% on September 30, 1996, compared with 10.4% at December 31, 1995.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15,000,000 at 2% above the London Inter Bank Offering Rate (LIBOR), which was 5.625% at September 30, 1996. As of September 30, 1996, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At September 30, 1996, the Company had outstanding letters of credit totaling $200,000.


SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

Except for the historical information contained herein, the matters discussed in the Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

      NONE



Item 3.    Defaults Upon Senior Securities

      NONE



Item 4.    Submission of Matters to a Vote of Security Holders

     NONE



Item 5.    Other Information

      Pursuant to the corporate bylaws of Spartan Motors, Inc., the Board of Directors increased the number of members of the Board from seven to eight members and filled the newly created position on July 1, 1996 by appointing David R. Wilson to the Board.



Item 6.    Exhibits and Reports on Form 8-K

      (a)  NOT APPLICABLE

      (b) There were no reports on Form 8-K filed for the nine months ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     Spartan Motors, Inc.


                     By  /s/ Anthony G. Sommer
                     -------------------------
                     Anthony G. Sommer
                     Executive Vice President





Date:      November 7, 1996
           ----------------

                             SPARTAN MOTORS, INC.

                                EXHIBIT INDEX


Exhibit No.    Description                                    Page No.
-----------    -----------                                    --------

    27         Financial Data Schedule                           15