Form 10-K405
period 1996-12-31
SPARTAN MOTORS INC
filed 1997-03-31
CIK 743238

================================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
                           ____________________

                                 FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1996

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________________ to
          ____________________

                      Commission File Number: 0-13611

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

                       Common Stock, $.01 Par Value
                             (Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                 Yes  __X__            No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

         Aggregate Market Value as of March 14, 1997:  $85,002,995

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 14, 1997: 12,364,072 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for its June 5, 1997, annual meeting of shareholders are incorporated by reference in Part III.
================================================================================

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

     The Company's business strategy is to further diversify its product lines and develop its design, engineering and manufacturing expertise to be the best value producer of custom chassis to national and international markets. The Company sells its chassis to four principal markets: fire truck, motorhome, school and transit bus and specialty. Spartan focuses on certain custom niches within its four principal markets and believes that opportunities for growth remain for custom built chassis in each of its principal markets.

     The Company recognizes that annual unit sales of motorhome chassis historically have been substantially greater than fire truck, bus and specialty chassis. Thus, in the past 24 months the Company's management has placed special emphasis on further diversification into the school bus, transit bus and specialty chassis markets.

     Spartan manufactures its chassis with commercially available components purchased from outside suppliers. This purchasing strategy allows the Company to service finished products with more ease, reduce production costs and expedite the development of new products. The Company manufactures chassis only upon receipt of confirmed orders, thus, it does not have significant amounts of completed product inventory.

     The Company prides itself on the "Spartan" method of conducting business, which features frugality, limited corporate bureaucracy and proactive employee involvement. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using internally or externally generated equity capital as its primary source of expansion capital.

PRODUCTS

     The Company has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Company engineers, manufactures and markets chassis for fire trucks, motorhomes, school buses, transit buses and specialty applications such as airport sweepers, utility trucks and crash-rescue apparatus. As a specialized chassis producer, the Company believes that it holds a unique position, due to its engineering reaction time, manufacturing expertise and flexibility, to profitably manufacture chassis with a specialized design that will serve customer needs better than standard commercial chassis.

     FIRE TRUCKS

     The Company custom manufactures fire truck chassis and cabs in response to customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

     Spartan strives to develop innovative engineering solutions to meet customer requirements, and concentrates on anticipating the needs of the marketplace. An example of this progressive approach is the Company's introduction of the ADVANTAGE fire truck chassis and cab in the first quarter of 1996. The Company engineered this entry level product to directly compete with the $80 million commercial fire truck chassis market. The ADVANTAGE fire truck chassis and cab is competitively priced without sacrificing the added flexibility, quality and end-user orientation of a custom-built fire truck.

     In the fire apparatus market, Spartan manufactured the ADVANTAGE, Metro Star, Gladiator, Charger, Silent Knight and Baron custom chassis for over 45 OEMs in 1996.

     Spartan monitors new technology and works closely with component manufacturers to apply this technology to the Company's products. For example, the Company helped introduce the Detroit Diesel Series 60 engine to the fire truck market, which is used on many heavy-duty commercial applications. These engines permit the fire truck to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Company also worked with Cummins on the introduction of the N-14 and M-11 engines, which assist in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the MD series and HD series Allison World Transmission, an improved wholly electronic automatic transmission design that provides better performance characteristics and improved service and maintenance capabilities.

     The Company currently believes that the percentage of fire trucks manufactured with customized chassis will continue to increase, primarily because customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations as compared to standard commercial fire trucks.

     Safety standards for fire trucks are adopted by the National Fire Protection Association ("NFPA"), which announced comprehensive new standards for the fire apparatus industry in February of 1996. NFPA standards typically add new requirements that are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew seating areas, the establishment of maximum stepping heights on the apparatus and the provision of access hand rails. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions.

     MOTORHOMES

     The Company custom manufactures chassis to the individual specifications of its motorhome chassis OEMs, which vary based on the specific interior and exterior designs of the motorhome coaches to be attached to the Spartan chassis. The Company's motorhome chassis are separated into three major product series: (i) the Alpine series chassis;
(ii) the Highlander series chassis; and (iii) the Mountain Master series chassis. These motorhome chassis are distinguished by differences in allowable vehicle weight, length, size, engines, options and price. The Company designs and engineers modifications to these three basic product groups to meet customer requirements and to adapt the chassis to each customer's manufacturing process.

     Spartan seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs. Examples of this progressive Spartan approach were the 1996 introduction of the new Spartan/Granning industry first, Independent Front Suspension ("IFS"). IFS places the air bags as close to the wheel as possible utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition the IFS reduces oversteer and understeer, brake dive and wheel-to-wheel transfer of road shock to passengers and the RV body, which current truck-type suspensions cannot prevent. In 1996, the Company also introduced a state-of-the-art automotive style Eurotech 2000 RV electrical system, Spartan Soft Touch steering wheel which absorbs vibration and features strategically placed nodes and thumb pads adding to the driver's comfort level.

     Further examples of Spartan's innovative engineering include the implementation of a wide track axle, which provides better handling and greater stability, and a Spartan-exclusive "intelligent steering wheel" system, which provides fingertip control of many RV functions from the wheel of the vehicle.
                       -3-

     Spartan's three major motorhome product groups are as follows:

     The ALPINE SERIES CHASSIS was designed and engineered to offer a luxurious ride at a great price. The Alpine chassis has a standard gross vehicle weight ("GVW") of 18,500 lbs., which can be upgraded to 25,000 lbs. The chassis is powered by the Cummins turbo-diesel 210 h.p., 5.9 B-Series engine with 485 ft./lbs. of torque, or the optional Cummins C8.3 liter, 250 h.p. engine with 650 ft./lbs. of torque, coupled with the Allison AT-542, four-speed transmission with a 3.23 powertrain gear ratio, or the optional Allison MD-3060 six-speed transmission and two overdrive gears.
Full air suspension, air brakes, the Leece-Neville 160 amp alternator and 50,000 per square inch ("PSI") frame rail are all standard features.

     The Alpine series chassis combines a number of the features of today's deluxe models with the lower cost of basic models, allowing OEMs to offer a complete, well-appointed coach for entry level premium coach buyers. The Alpine chassis demonstrates Spartan's commitment to providing customers with quality, high-powered products at competitive prices.

     The HIGHLANDER SERIES CHASSIS provides additional power, premium performance and a luxurious ride by offering more standard features than the Alpine series chassis. This chassis series is customized to suit the specific needs of OEMs who build motorhomes for the intermediate luxury marketplace.

     The Highlander series chassis features Cummins 275 h.p., C8.3 engine, 660 ft./lbs. of torque, with the option of up to a 325 h.p., Cummins C-Series diesel pusher engine with 915 ft./lbs. of torque. The Spartan
V.E.R.S.T. air suspension and air brakes, Allison MD-3060 six-speed electronic transmission, 50,000 PSI laser aligned frame rails, anti-lock braking system and GVW from 25,000 lbs. to 28,500 lbs. are all standard features of the Highlander series chassis.

     The MOUNTAIN MASTER SERIES CHASSIS was designed to meet the specific performance and luxury needs of deluxe motorhome customers throughout North America.

     The Mountain Master chassis series features the Cummins state-of-the-art C8.3, 250 h.p. diesel pusher engine coupled with the Allison MD-3060, six-speed electronic transmission. The Mountain Master can be upgraded up to the state-of-the-art Cummins electronically controlled 450 h.p. M-11 diesel pusher engine, full air suspension and air brakes, the Spartan-exclusive intelligent steering wheel, 50,000 PSI laser aligned frame rails, anti-lock braking system and GVW from 26,000 lbs. to 43,000 lbs.

     The Company believes that the Mountain Master series chassis has set the industry standard for luxury and performance in premium motorhomes.

     TRANSIT AND SCHOOL BUS/CHASSIS

     Consistent with its focus on the future, the Company made significant strides toward product diversification in 1996. These diversification efforts were specifically placed on expanding Spartan's share in the transit bus and school bus chassis marketplace. The expanding school bus chassis market, coupled with a growing market for the Company's custom transit bus chassis, creates an excellent opportunity to further the diversification of other transit bus products. Spartan currently believes that the transit bus market continues to show encouraging growth for custom chassis manufacturing companies as the market recognizes the long-term cost savings related to maintenance and the extended life cycle of a custom bus, as well as the need to place safety as a top priority. The Company believes that medium to small cities and private contractors are moving toward smaller, speciality type buses such as the ones produced on Spartan chassis. The move to smaller specialty buses is evidenced by the growth in major bus companies that have begun to build buses on custom Spartan chassis, which has increased from one OEM in 1995 to six OEMs by mid-year 1996. The custom bus chassis also can be adapted for use in small and midsize buses under 32 feet in length.

     Spartan's innovative custom low floor bus chassis, first delivered to an OEM in the second half of 1995, eliminates the need for costly mechanical wheel chair lifts through a revolutionary curb height that permits the use of manually operated ramps. Spartan's low floor chassis allows OEMs to meet Americans with Disabilities Act standards, which require lifts on all publicly funded buses, on a very competitive basis.

     The Company currently expects that its domestic bus vehicle market will continue to grow due to American consumers' increasing demands for improved mobile services and increasing concern over safety issues--two areas that are specifically addressed through the use of custom chassis.

     Potential customers outside of the United States, in areas where bus transportation is used to a greater extent than domestically, continue to show significant interest in the Company's custom bus chassis. The Company's ability to readily convert the bus chassis from left-hand to right-hand steering and the use of components which are serviceable throughout the world should enable this product to continue its growth in the international marketplace.

     SPECIALTY VEHICLE CHASSIS

     The Company continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. Spartan believes that this specialty product group, the Company's smallest, continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for bookmobiles, mobile medical units and other specialty uses, the Company believes it is well positioned to continue to benefit and flourish in this market.

SPARTAN DE MEXICO S.A. DE C.V.

     Spartan de Mexico S.A. de C.V. ("Spartan de Mexico"), the Company's wholly-owned subsidiary in Queretaro, Mexico, was established in January 1993. Spartan de Mexico produced 81 transit bus chassis during 1994. The Company halted production in 1995 due to the faltering Mexican economy that affected the demand for transit bus chassis. Spartan de Mexico recognized a $.05 per share loss in 1995 and a $.08 per share loss in 1994. During 1996, Spartan de Mexico incurred losses of $1.2 million. To minimize future negative impacts on the Company, in December 1996, management determined to close the Spartan de Mexico facility. For a description of the effect of this closure, see Note 16 to the Consolidated Financial Statements in this Form 10-K.

CUSTOMER BASE

     In 1996, the Company's customer base included two major customers. Sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were approximately $32.8 million and sales to Newmar Corp. ("Newmar") were approximately $23.5 million in 1996. These numbers compare to sales of approximately $19.7 million to Fleetwood, $19.4 million to Newmar and $15.3 million to a third major customer in 1995 and approximately $27.5 million to Fleetwood, $22.1 million to Newmar and $19.1 million to a third major customer in 1994. Sales to customers classified as major amounted to 32%, 35.3% and 35.8% of total revenues in 1996, 1995 and 1994, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

BACKLOG ORDERS

     At December 31, 1996, the Company had backlog orders of approximately $68 million compared with a backlog of approximately $62.1 million at December 31, 1995.

     Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily instructive and may not be indicative of eventual actual shipments.

MARKETING

     Spartan markets its custom manufactured chassis primarily through the direct contact of its sales department with OEMs, dealers and end-users. These personal contacts focus on the quality of the Company's custom products and allow the Company to keep customers updated on new or improved product lines.

     In 1996, Company representatives attended over 80 trade shows, rallies and expositions to promote its custom chassis products. The Company currently expects to continue its participation in trade shows throughout North America in 1997. Trade shows provide Spartan the opportunity to display its chassis and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. In 1996 the Company also attended trade shows in Canada and Europe for the purpose of introducing, promoting and expanding the Spartan chassis product lines into international markets.

     The Company introduced several new products through trade shows in 1996, including the new IFS system for the premium motorhome market, the ADVANTAGE fire truck chassis engineered to compete directly with the commercial marketplace, the new rear engine full air suspension school bus chassis and the heavy duty front discharge concrete mixer chassis. Spartan's sales, marketing and communication groups are responsible for marketing the Company's custom manufactured chassis and producing product literature. The sales group consists of approximately 10 salespersons based in Charlotte, Michigan, and seven salespersons located throughout the United States and Canada. In addition, the Company has retained sales representatives in London in an effort to increase penetration in this international market. All sales personnel are supported by the Company's sales and management staff based in Charlotte, Michigan.

SUPPLIERS

     An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Rockwell International, Inc., Detroit Diesel, Inc., Cummins Engine Co., Allison Division of General Motors Corporation, Truck Cab Manufacturing, Eaton Axle Corporation, REYCO Industries, Inc., Navistar International, Granning Suspensions and Goodyear Tire and Rubber Co. The Company is able to reduce production costs due to its high volume purchasing power with these component suppliers.

     The Company is located close to most of its suppliers, which is an important factor when planning for deliveries and controlling inventories of components. Spartan has enjoyed long-term business relationships with many manufacturers and suppliers; however, the Company is not a party to any long-term supply contracts.

MANUFACTURING

     In 1995, the Company consolidated Plant III, a plant that initially housed RV chassis manufacturing, into Plant IV, which enabled the Company to fully utilize its largest manufacturing plant. The consolidation improved production efficiencies through reduced employee overtime, improved quality and diminished inventory by eliminating the need for stocking two locations with identical parts.

     Early in 1996, the Company completed similar efficiency improvement changes to the fire truck production assembly lines. The primary lines in Plant I were moved to Plant III, which is located next to fire truck cab assembly in Plant II, and in the same building as fire truck engineering. The relocation resulted in reduced down time through improved communications between the engineering and production staff on the customized product line. The relocation also allowed the Company to provide longer assembly lines with higher ceilings to improve the production efficiencies on these typically larger custom units that include cabs.

     The Company's three principal assembly areas are fire truck and specialty vehicle assembly, cab painting and assembly and motorhome and bus chassis assembly. In each of these areas, the Company utilizes a series of workstations. Due to the custom nature of its business, Spartan chassis cannot be manufactured efficiently on automated assembly lines. Employees who are assigned to a particular workstation typically perform a variety of tasks to complete the objective assigned to that station. For example, a worker assigned to a cab/engine set workstation might perform a variety of tasks relating to the mounting of the engine, cab, radiator, transmission and the connection of electrical and plumbing systems. In addition, workers frequently are trained to work at more than one workstation, which increases the Company's manufacturing flexibility, improves manpower utilization and decreases production overhead.

     Generally, Spartan designs and assembles specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs and expedites the development of new products.

     Spartan conducts quality control audits throughout the manufacturing process to ensure that its products meet Spartan quality standards and customer specifications. In addition, all chassis are evaluated utilizing performance tests before shipment to OEMs. For example, prior to shipment to OEMs, each fire truck chassis is subjected to a 60-mile road and durability test and every motorhome chassis is tested on a chassis dynamometer, which operates power train components at conditions simulating road speeds.

PRODUCT WARRANTIES

     Spartan provides limited warranties against construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. Customers and end-users also may receive limited warranties from suppliers of components that are incorporated into the Company's chassis.

RESEARCH AND DEVELOPMENT

     Spartan's success depends on the Company's ability to respond quickly to changing market demands. Spartan emphasizes research and development and commits significant resources to develop and adapt new production techniques. Spartan devotes a portion of its Plant IV facilities to research and development projects, which focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. See "Manufacturing."

COMPETITION

     The principal methods of competition utilized by the Company include design, product and service quality, speed of delivery and product pricing. The Company competes with companies that manufacture custom chassis for similar markets, some of which are divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own commercial chassis, although they generally do not sell chassis to outside customers.

     The Company's direct competitors in the specialty chassis market are principally smaller manufacturers. Larger truck chassis manufacturers generally have not shown an interest in manufacturing custom designed heavy-duty truck chassis because their highly automated assembly line operations do not efficiently lend themselves to producing a wide variety of highly specialized truck and vehicle chassis at acceptable profit margins. In 1995 and 1996, Spartan produced chassis for three companies that have their own chassis manufacturing facilities.

     Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the chassis market. The market share in the chassis market is fragmented and the Company believes that no one company has a dominant market position.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

     In 1996, the Company had no patents or franchises material to its business. The Company has two trademarks, one registered in the United States and one in Mexico. The United States trademark, registration number 1,788,064, became effective August 17, 1993, and will remain in effect until August 17, 2003. The Mexican trademark, registration number 436,937, became effective October 2, 1992, and will remain in effect until October 2, 2002. Both of the registered trademarks are of the Spartan insignia and limit the right of use exclusively to the Company.

     The Company believes that is products are identified by the Company's trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its business.

     On March 4, 1994, the Company entered into two four-year agreements with General Motors Corporation's North American Truck Group and Chevrolet Motor Division ("General Motors"), which enables the companies to share resources for building and marketing motorhome chassis. The first agreement provides General Motors a license to manufacture, market and sell the former Discovery/1K motorhome chassis through the Chevrolet Motor Division as a P-72 model. The second agreement calls for Spartan to design and build a rear engine diesel chassis known as the P-92 at its Charlotte, Michigan headquarters.

ENVIRONMENTAL MATTERS

     Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

EMPLOYEES

     The Company employed 490 full-time employees as of December 31, 1996. The Company's employees do not belong to a collective bargaining unit and management presently considers its relations with employees to be positive.

ITEM 2.  PROPERTIES.

     The following table sets forth certain information concerning the properties owned by the Company. Management of the Company believes that the currently owned facilities are adequate to meet its requirements for the foreseeable future.

                                                                                      APPROX.
                                                                                       SIZE
          USED BY                 LOCATION                        USE                (SQ. FEET)
          -------                 --------                        ---                ----------
Spartan Motors, Inc.    Plant I - 1000 Reynolds Road         Headquarters,             51,000
                        Charlotte, Michigan                  Manufacturing
                                                             and Warehousing

Spartan Motors, Inc.    Plant. II - 1165 Reynolds Road       Manufacturing,            44,000
                        Charlotte, Michigan                  Sales and Marketing

Spartan Motors, Inc.    Plant. III - 1580 Mikesell Street    Engineering               50,000<F*>
                        Charlotte, Michigan                  and Manufacturing

Spartan Motors, Inc.    Plant VI - 1549 Mikesell Street      Manufacturing,           140,000<F*>
                        Charlotte, Michigan                  Receiving, Service
                                                             Parts, Customer
                                                             Service, Research &
                                                             Development and
                                                             Warehousing

Spartan de Mexico       Acceso III S-N,                      Manufacturing and        100,000
     S.A. de C.V.       Queretaro, Mexico                    Warehousing

<F*> Collateral for various Company obligations to banks.  See Note 7 to the Consolidated Financial
Statements in this Form 10-K.

ITEM 3.  LEGAL PROCEEDINGS.

     At December 31, 1996, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     During the fourth quarter of 1996, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS.

     Spartan's Common Stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

     Since 1992, the Board of Directors has authorized management to repurchase up to a total of 1.4 million shares of its common stock in open market transactions. Management repurchased 900,000 shares through December 31, 1996. Repurchase of common stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. The treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act.

     The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by The Nasdaq Stock Market:

                                                           HIGH           LOW
                                                           ----           ----
Year Ended December 31, 1996:
         First Quarter . . . . . . . . . . . . . . . . .  $11.00         $7.25
         Second Quarter. . . . . . . . . . . . . . . . .    8.87          7.125
         Third Quarter . . . . . . . . . . . . . . . . .    8.00          6.375
         Fourth Quarter. . . . . . . . . . . . . . . . .    7.75          6.25

Year Ended December 31, 1995:
         First Quarter . . . . . . . . . . . . . . . . .  $14.625        $9.75
         Second Quarter. . . . . . . . . . . . . . . . .   11.375         8.625
         Third Quarter . . . . . . . . . . . . . . . . .   11.625         8.75
         Fourth Quarter. . . . . . . . . . . . . . . . .   11.625         9.25

     The Company declared a cash dividend of $.05 per outstanding share on February 27, 1996 and May 8, 1995, to shareholders of record on March 27, 1996 and June 8, 1995.

     The number of shareholders of record of the Company's common stock on March 14, 1997 was 1,053.

ITEM 6.  SELECTED FINANCIAL DATA.

     The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1996, has been derived from Consolidated Financial Statements of the Company, which have been audited by the Company's independent auditors, Deloitte & Touche LLP. The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. Net earnings per share, cash dividends per common share and the weighted average of common shares outstanding have been adjusted for all periods presented to reflect the Company's three-for-two stock split effected June 30, 1993.

                                                      FIVE-YEAR OPERATING AND FINANCIAL SUMMARY
                                          -----------------------------------------------------------
                                                   (IN THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                                            1996         1995         1994          1993         1992
                                            ----         ----         ----          ----         ----
INCOME STATEMENT DATA:
Revenues                                  $175,826     $154,082     $191,526     $166,703     $124,031
Costs and expenses:
  Cost of products sold                    148,629      131,809      158,390      139,012      100,884
  Research and development                   4,194        3,135        3,002        1,986        1,579
  Selling, general and administrative       14,264       13,252       13,127        9,486        7,685
  Interest                                     464          459          488          452          205
  Loss on closure of Mexican
      subsidiary                             4,423           --           --           --           --
                                          --------     --------     --------     --------     --------
Total costs and expenses                   171,974      148,655      175,007      150,936      110,353

Earnings before taxes on income
  and minority interest                      3,852        5,427       16,519       15,767       13,678
Taxes on income                              1,532        2,000        5,906        5,367        4,464
                                          --------     --------     --------     --------     --------
Earnings before minority interest            2,320        3,427       10,613       10,400        9,214
Minority interest in loss of
  consolidated subsidiary                       --           --           --           97           --
                                          --------     --------     --------     --------     --------
Net earnings                              $  2,320     $  3,427     $ 10,613     $ 10,497     $  9,214
                                          ========     ========     ========     ========     ========
Net earnings per share                    $   0.18     $   0.27     $   0.80     $   0.80     $   0.72
                                          ========     ========     ========     ========     ========
Cash dividends per common share           $   0.05     $   0.05     $   0.05     $   0.05     $   0.03
                                          ========     ========     ========     ========     ========
Weighted average common shares
  outstanding                               12,541       12,887       13,203       13,185       12,822
                                          ========     ========     ========     ========     ========
                                     -13-

BALANCE SHEET DATA:
Net working capital                       $ 54,840     $ 50,890     $ 52,316     $ 43,367     $ 36,122
Total assets                                79,683       75,211       81,067       71,290       56,381
Note payable to bank and current
  portion of long-term debt                    586          420          420          339          339
Long-term debt, less current portion         5,207        5,792        6,211        4,689        2,928
Shareholders' equity                        61,405       59,828       61,628       53,757       42,685

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following section provides a narrative discussion about Spartan's financial condition and results of operation. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto presented in this Form 10-K.

RESULTS OF OPERATIONS - 1996 COMPARED TO 1995

    The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                                          YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                   1996           1995            1994
                                                   ----           ----            ----
    Revenues                                        100%           100%           100%
    Costs and expenses:
         Cost of products sold                     84.5           85.5           82.7
         Research and development                   2.4            2.0            1.6
         Selling, general and administrative        8.1            8.6            6.8
         Loss on closure of Mexican subsidiary      2.5             --             --
         Interest                                   0.3            0.3            0.3
                                                   ----           ----           ----
    Total costs and expenses                       97.8           96.4           91.4
                                                   ----           ----           ----
    Earnings before taxes on income                 2.2            3.6            8.6
    Taxes on income                                 1.0            1.3            3.1
                                                   ----           ----           ----
    Net earnings                                    1.2%           2.3%           5.5%
                                                   ====           ====           ====

     Revenues increased $21.7 million (14%) from $154.1 million for the year ended December 31, 1995, to $175.8 million for the year ended December 31, 1996. The increase was due primarily to bus and motorhome sales increases of 95.7% and 8.5%, respectively. The increase in bus sales was due in part to the Company's continued product diversification commitment to develop the school and transit bus markets. This commitment was further evidenced by the Company's recent equity purchase in school bus manufacturer, Carpenter Industries LLC. See Note 15 to the Consolidated Financial Statements in this Form 10-K.

    Total costs and expenses from operations, net of the charge for the closure of Spartan de Mexico, decreased as a percentage of revenues, from 96.4% in 1995 to 95.3% in 1996. The closure of Spartan de Mexico

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

illustrates the Company's decision to focus on deploying its assets in profitable business segments that offer clear growth opportunities. The future reduced restrictions and tariffs associated with exporting chassis to Mexico further supports the closure of Spartan de Mexico. Costs of products sold in 1996 was 85.1% of revenues compared to 86.3% in 1995. This decrease was primarily the result of two factors: (i) the absorption of fixed manufacturing overhead by the production of additional units; and
(ii) the continued focus on efficiencies and cost reductions. Selling, general and administrative expenses decreased from 8.6% in 1995 to 8.1% in 1996 primarily as a result of increased revenues.

    Research and development costs increased to 2.4% of revenues in 1996 from 2% in 1995, which reflects the Company's continued emphasis and commitment to remain an industry leader through its research and development engineering group.

    The Company's net earnings from operations were 50% above the previous year before the net effect of the closure of Spartan de Mexico. Exclusive of this charge, the Company would have recorded net earnings of $5.2 million.

    The 1996 effective tax rate on continuing operation increased from 36.9% in 1995 to 39.8% in 1996. See Note 6 to the Consolidated Financial Statements in this Form 10-K.

RESULTS OF OPERATIONS - 1995 COMPARED TO 1994

    Revenues for the year ended December 31, 1995 finished at $154.1 million compared to $191.5 million for the year ended December 31, 1994, a decrease of 20%. Net earnings were $3.4 million for the year ended December 31, 1995 ($0.27 per share), compared to $10.6 million for the year ended December 31, 1994 ($0.80 per share), a decline of 68%. The decrease in revenues and earnings was primarily due to (i) soft retail conditions in the recreational vehicle market, which resulted in part from high interest rates to retail consumers and dealers' financing floor plans; and
(ii) conservative OEM order levels in the first three quarters of 1995. In response to high interest rates and in preparation for the 1996 model changeover, RV dealers trimmed inventory stock levels, which resulted in conservative mid-year OEM order levels.

    Total chassis production for 1995 decreased approximately 33% due to slower sales of entry level recreational vehicle chassis which resulted, in part, from the high interest rates in late 1994 through the third quarter of 1995.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

    Bus/specialty chassis unit sales increased 141% in 1995 compared to 1994. This increase in net sales was the result of the Company's production of its new school and transit bus products during the last half of 1995.

    The 1995 effective tax rate on continuing operations of 36.9% increased from 35.7% in 1994. The increase over the federal statutory rate of 34% was a result of the factors listed in Note 6 to the Consolidated Financial Statements contained in this Form 10-K.

QUARTERLY RESULTS

    The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see
Note 17 to the Consolidated Financial Statements in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

    For the year ended December 31, 1996, cash provided by operating activities was approximately $4.7 million which was consistent with cash provided by operating activities for the year ended December 31, 1995.
The Company's working capital increased $3.9 million from $50.9 million in 1995 to $54.8 million in 1996. See the "Consolidated Statement of Cash Flows" contained in this Form 10-K for further information regarding the $.3 million decrease in cash and cash equivalents from $5.2 million in 1995 to $4.9 million in 1996. See "Selected Financial Data" for a five-year comparison of working capital. For a discussion of a subsequent event affecting liquidity, see Note 15 to the Consolidated Financial Statements in this Form 10-K.

    Shareholders' equity increased approximately $1.6 million to $61.4 million as of December 31, 1996. This change is the result of net earnings of $2.3 million, dividends of $.6 million paid on July 8, 1996, $2.6 million to acquire 300,000 shares of the Company's Common Stock and a $2.2 million change in the cumulative translation adjustment. The Company's debt to equity ratio improved to 9.4% as of December 31, 1996, compared to 10.4% at December 31, 1995.

    The Company's unsecured line of credit provides for maximum borrowings of $15 million. The interest rate is 2% above the 30-day London Inter Bank Offered Rate ("LIBOR"). The Company had not borrowed against the line of credit as of December 31, 1996, at which time the LIBOR rate was 5.78%. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At December 31, 1996, the Company had outstanding letters of credit totaling $200,000.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                               SPARTAN MOTORS, INC.  AND SUBSIDIARIES
                                    CONSOLIDATED BALANCE SHEETS
                                                             DECEMBER 31,
                                                    ----------------------------
ASSETS (NOTE 7)                                          1996            1995
                                                    ------------    ------------
    CURRENT ASSETS:
     Cash and cash equivalents                      $ 4,912,001     $ 5,202,595
     Investment securities (Note 2)                   8,955,809       7,688,693
     Accounts receivable, less allowance for
       doubtful accounts of $629,000 in 1996
       and $591,000 in 1995 (Note 8)                 26,299,698      20,202,534
     Inventories (Note 3)                            24,283,517      24,394,303
     Deferred tax benefit (Note 6)                    1,471,700       1,453,000
     Federal taxes receivable                           925,000              --
     Other current assets (Note 12)                   1,063,601       1,539,765
                                                    -----------     ------------
       TOTAL CURRENT ASSETS                          67,911,326      60,480,890

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)          11,403,194      12,267,287
DEFERRED TAX BENEFIT                                         --       1,163,000
OTHER ASSETS (Note 12)                                  368,249       1,299,890
                                                    -----------     ------------
       TOTAL                                        $79,682,769     $75,211,067
                                                    ===========     ============
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable                                $ 6,264,362     $ 3,801,135
    Other current liabilities and
      accrued expenses                                2,058,820         619,279
    Accrued warranty expense                          2,002,870       1,621,954
    Accrued customer rebates                            480,216       1,030,658
    Taxes on income                                          --         449,000
    Accrued compensation and related taxes            1,034,496       1,064,368
    Accrued vacation                                    644,754         584,651
    Current portion of long-term debt (Note 7)          586,000         420,000
                                                    -----------     ------------
       TOTAL CURRENT LIABILITIES                     13,071,518       9,591,045

LONG-TERM DEBT, LESS CURRENT PORTION (Note 7)         5,206,631       5,791,728

COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)



SHAREHOLDERS' EQUITY (Note 13):
    Preferred stock, $1.00 par value; 2,000,000
     shares authorized (none issued)
    Common stock, $.01 par value; 23,900,000
     shares authorized, issued 12,354,072 shares
     as of December 31, 1996; Common stock,
     no par value, issued 12,623,872 shares
     as of December 31, 1995                            123,541              --

    Additional paid in capital                       21,065,942      21,482,878
     Retained earnings                               40,195,117      40,543,432
     Valuation allowance                                 20,020          61,025
     Cumulative translation adjustment                       --      (2,259,041)
                                                    -----------     ------------
       TOTAL SHAREHOLDERS' EQUITY                    61,404,620      59,828,294
                                                    -----------     ------------
       TOTAL                                        $79,682,769     $75,211,067
                                                    ===========     ============

See notes to consolidated financial statements.

                  SPARTAN MOTORS, INC.  AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF NET EARNINGS
                                                              YEARS ENDED DECEMBER 31,
                                              -------------------------------------------------
                                                   1996              1995               1994
                                              ------------      ------------      -------------
REVENUES:
    Net Sales (Note 8)                        $174,677,163      $152,598,873      $189,408,803
    Other income (Notes 2)                       1,148,807         1,483,528         2,117,681
                                              ------------      ------------      ------------
      TOTAL                                    175,825,970       154,082,401       191,526,484

COSTS AND EXPENSES:
    Cost of products sold                      148,629,018       131,808,951       158,389,539
    Research and development                     4,193,639         3,135,059         3,002,391
    Selling, general and administrative         14,264,179        13,252,089        13,127,261
    Interest                                       464,166           459,100           488,289
    Loss on closure of Mexican subsidiary        4,422,907                --                --
                                              ------------      ------------      ------------
      TOTAL                                    171,973,909       148,655,199       175,007,480

EARNINGS BEFORE TAXES ON INCOME                  3,852,061         5,427,202        16,519,004

TAXES ON INCOME (Note 6)                         1,532,000         2,000,000         5,906,000
                                              ------------      ------------      ------------
NET EARNINGS                                  $  2,320,061      $  3,427,202      $ 10,613,004
                                              ============      ============      ============
NET EARNINGS PER SHARE                        $       0.18      $       0.27      $       0.80
                                              ============      ============      ============
WEIGHTED AVERAGE COMMON SHARES
    OUTSTANDING                                 12,541,000        12,887,000        13,203,000
                                              ============      ============      ============

See notes to consolidated financial statements.

                  SPARTAN MOTORS, INC.  AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                                                ADDITIONAL                                CUMULATIVE
                                     NUMBER         COMMON       PAID IN        RETAINED    VALUATION    TRANSLATION
                                    OF SHARES       STOCK        CAPITAL        EARNINGS    ALLOWANCE     ADJUSTMENT      TOTAL
                                    ---------      -------      ----------      --------    ---------    ------------     ------
BALANCE AT JANUARY 1, 1994          13,075,872   $ 21,785,252                 $31,950,522               $    20,991   $53,756,765
Purchase and constructive
 retirement of stock                   (45,750)       (77,474)                   (583,712)                               (661,186)
Stock options exercised                 30,750        424,150                                                             424,150
Net earnings                                                                   10,613,004                              10,613,004
Dividends paid ($0.05 per share)                                                 (654,898)                               (654,898)
Foreign currency translation
 adjustment (Net of tax benefit
 of $751,000)                                                                                            (1,479,096)   (1,479,096)
Unrealized losses on investments
  (Net of tax benefit of $192,000)                                                           $(370,715)                  (370,715)
                                    -----------  -------------  -----------   ------------   ----------  -----------  ------------
BALANCE AT DECEMBER 31, 1994        13,060,872     22,131,928                  41,324,916     (370,715)  (1,458,105)   61,628,024

Purchase and constructive
  retirement of stock                 (450,000)      (763,450)                  (3,563,037)                            (4,326,487)
Stock options exercised                 13,000        114,400                                                             114,400
Net earnings                                                                    3,427,202                               3,427,202
Dividends paid ($0.05 per share)                                                 (645,649)                               (645,649)
Foreign currency translation
  adjustment (Net of tax benefit
  of $412,000)                                                                                             (800,936)     (800,936)
Change in valuation allowance (Net
  (of tax liability of $225,000)                                                               431,740                    431,740
                                    -----------  -------------  -----------   ------------   ----------  -----------  ------------
BALANCE AT DECEMBER 31, 1995        12,623,872     21,482,878                  40,543,432       61,025   (2,259,041)   59,828,294















Common stock $0.01 par value                      (21,255,232)  $21,255,232
Purchase and constructive
  retirement of stock                 (300,000)      (189,670)     (322,430)   (2,041,697)                             (2,553,797)
Stock options exercised                 30,200         85,565       133,140                                               218,705
Net earnings                                                                    2,320,061                               2,320,061
Dividends paid ($0.05 per share)                                                 (626,679)                               (626,679)
Foreign currency translation
  adjustment                                                                                              2,259,041     2,259,041
Change in valuation allowance (Net
  (of tax liability of $22,000)                                                                (41,005)                   (41,005)
                                    -----------  -------------  -----------   ------------   ----------  -----------  ------------
BALANCE AT DECEMBER 31, 1996        12,354,072   $    123,541   $21,065,942   $40,195,117   $   20,020                $61,404,620
                                    ===========  =============  ===========   ============   ==========  ===========  ============

See notes to consolidated financial statements.

                  SPARTAN MOTORS, INC.  AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               YEARS ENDED DECEMBER 31,
                                                    ---------------------------------------------
                                                        1996            1995             1994
                                                    ------------    ------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                    $ 2,320,061     $ 3,427,202     $ 10,613,004
    Adjustments to reconcile net earnings to
      net cash provided by operating activities:
        Depreciation and amortization                 1,925,353       2,031,808        1,629,223
        Gain (loss) on disposal of assets and
          investment securities                       3,752,328         (97,212)          44,095
    Decrease (increase) in:
      Accounts receivable                            (6,001,433)      3,460,502       (6,356,851)
      Inventories                                       118,869      (1,545,905)       1,498,074
      Deferred tax benefit                              (25,928)       (297,000)        (336,000)
      Federal taxes receivable                         (925,000)      1,323,584       (1,446,781)
      Restricted assets                                                                2,447,647
      Other assets                                      235,093          88,354         (725,241)
    Increase (decrease) in:
      Accounts payable                                2,431,913      (3,148,069)         868,321
      Other current liabilities and accrued
        expenses                                      1,455,890        (795,383)         (52,813)
      Accrued warranty expense                          380,916        (234,404)         350,233
      Accrued customer rebates                         (550,442)         77,916         (402,745)
      Taxes on income                                  (449,000)        449,000         (225,289)
      Accrued vacation                                   60,103         105,625           85,026
      Accrued compensation and related taxes            (29,438)       (148,833)        (131,871)
      Other                                                  --              --          (49,161)
                                                    ------------     -----------      -----------
        TOTAL ADJUSTMENTS                             2,379,224       1,269,983       (2,804,133)
                                                    ------------     -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES             4,699,285       4,697,185        7,808,871

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment       (1,385,064)     (1,806,830)      (4,723,840)
    Proceeds of sale of property, plant and
      equipment                                          90,148         257,785           54,375
    Purchases of investment securities               (4,136,097)     (4,603,920)      (9,151,567)
    Proceeds from sales of investment securities      2,762,659       8,763,205        8,044,707
    Advance of note receivable                          (15,000)       (678,275)      (1,050,000)
    Principal payment on note receivable              1,076,219         752,397          226,613
                                                    ------------     -----------      -----------
NET CASH (USED IN) PROVIDED BY
    INVESTING ACTIVITIES                             (1,607,135)      2,684,362       (6,599,712)
                                     -24-

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                                       2,000,000
    Payments on long-term debt                         (419,097)       (419,629)        (396,665)
    Net proceeds from exercise of stock
      options                                           218,705         114,400          424,150
    Purchase of treasury stock                       (2,553,797)     (4,326,487)        (661,186)
    Payment of dividends                               (626,679)       (645,649)        (654,898)
                                                    ------------     -----------      -----------
NET CASH (USED IN) PROVIDED BY
    FINANCING ACTIVITIES                             (3,380,868)     (5,277,365)         711,401

                  SPARTAN MOTORS, INC.  AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                                                           YEARS ENDED DECEMBER 31,
                                             --------------------------------------------
                                                 1996              1995             1994
                                             -----------       ----------      ----------
EFFECT OF EXCHANGE RATE
    INCREASE (DECREASE)                      $   (1,876)       $   62,215      $ (23,483)
                                             -----------       ----------      ----------
NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                           (290,594)        2,166,397       1,897,077
                                             -----------       ----------      ----------
CASH AND CASH EQUIVALENTS AT
    BEGINNING OF YEAR                         5,202,595         3,036,198       1,139,121
                                             -----------       ----------      ----------
CASH AND CASH EQUIVALENTS AT
    END OF YEAR                              $4,912,001        $5,202,595      $3,036,198
                                             ===========       ==========      ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest was $464,100, $459,100 and $429,227 for 1996, 1995 and 1994, respectively.
Cash paid for income taxes was $3,044,000, $460,000 and $7,613,000 for 1996, 1995 and 1994, respectively.


See notes to consolidated financial statements.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

     NATURE OF OPERATIONS. Spartan Motors, Inc. ("Spartan" or the "Company") is an international engineer and manufacturer of custom motor vehicle chassis. Its principal markets are fire truck, motorhome, school bus, transit bus and specialty vehicles.

     The following is a summary of the significant generally accepted accounting principles followed in the preparation of the consolidated financial statements:

     REVENUE RECOGNITION. The Company's method of accounting for the recognition of revenue is to recognize revenue on chassis production when the chassis has been completed, tested and tendered for delivery.

     PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spartan and its two wholly owned subsidiaries:
Spartan Motors Foreign Sales Corporation, Inc. and Spartan de Mexico (see
Note 16). All material inter-company transactions have been eliminated. The two joint ventures discussed in Note 14 are not included in the consolidated financial statements as the Company has not made any expenditures for investment purposes nor have the ventures commenced operations as of December 31, 1996.

     FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of Spartan de Mexico are measured using the local currency as the functional currency. Assets and liabilities have been translated at the exchange rate in effect at each year-end. Income statement accounts were translated at the average rate of exchange prevailing during the year. Prior to the disposal of this subsidiary, translation adjustments arising from differences in exchange rates from period to period were included in the cumulative translation adjustments account in shareholders' equity. Gains and losses resulting from foreign currency transactions have been included in the determination of net income for the period in which the exchange rate changes.

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

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     INVENTORIES are valued at cost, determined on the last-in, first-out
(LIFO) basis, which is not in excess of market.

     PROPERTY, PLANT AND EQUIPMENT are stated at cost and are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes.

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

     CONCENTRATIONS OF CREDIT RISK. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Such losses consistently have been within management's expectations. Approximately 32% of the Company's trade accounts receivable at December 31, 1996, were represented by two customers. At December 31, 1995, approximately 40% of the Company's trade accounts receivable were represented by four customers.

     FINANCIAL INSTRUMENTS. The Company values financial instruments as required by SFAS No. 107 "Disclosures about Fair Values of Financial Instruments." The carrying amount of cash and cash equivalents and notes receivable approximates fair value. The Company estimates the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt, the effect of which is that the carrying value of the debt approximates its fair value.

     USE OF ESTIMATES. The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF. Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used and long-lived assets and certain identifiable intangibles to be disposed of. This Statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. In addition, the Statement requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell. The initial adoption of this new accounting standard did not have a material effect on the Company's consolidated operating results or financial position.

     RECLASSIFICATIONS. Certain items in the consolidated financial statements for the year ended December 31, 1996, have been reclassified to conform to the presentation in 1995.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 2 - INVESTMENT SECURITIES

     A summary of the Company's investment securities portfolio is presented in the table below.

                                                            DECEMBER 31, 1996
                                       -----------------------------------------------------
                                        AMORTIZED       GROSS UNREALIZED        ESTIMATED
                                                        ----------------
                                          COST        GAIN         (LOSS)       FAIR VALUE
                                       ----------    -------     ----------    -------------
Collateralized mortgage obligations    $1,656,286         --     $ (36,331)    $1,619,955
Municipal bonds                         7,269,203    $66,651            --      7,335,854
                                       ----------    -------     ----------    ----------
TOTAL                                  $8,925,489    $66,651       (36,331)    $8,955,809
                                       ==========    =======     ==========    ==========

                                                            DECEMBER 31, 1995
                                       -----------------------------------------------------
                                        AMORTIZED       GROSS UNREALIZED       ESTIMATED
                                                        ----------------
                                          COST        GAIN         (LOSS)      FAIR VALUE
                                       ----------    -------     ----------   --------------
Collateralized mortgage obligations    $1,565,961          --    $(27,626)    $1,538,335
Municipal bonds                         6,028,707    $122,087        (436)     6,150,358
                                       ----------    --------    ---------    ----------
TOTAL                                  $7,594,668    $122,087    $(28,062)    $7,688,693
                                       ==========    ========    =========    ==========

     The maturity distribution of investments at December 31, 1996, is shown below. The distribution of mortgage-backed securities is based on average expected maturities. Actual maturities may differ because issuers have the right to call or prepay obligations.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

                                         AMORTIZED         ESTIMATED FAIR
                                           COST               VALUE
                                        -----------        --------------
Under 1 year                            $1,100,586          $1,100,297
1 year - 5 years                         3,022,907           3,052,918
5 years - 10 years                       3,746,234           3,791,286
Over 10 years                            1,055,762           1,011,308
                                        ----------          ----------
TOTAL                                   $8,925,489          $8,955,809
                                        ==========          ==========

     The Company computes gains and losses on dispositions of investment securities using the specific identification method. Gains of approximately $19,000, $43,000 and $84,000, and losses of approximately $6,000, $28,000 and $101,000 were realized from sales of investment debt securities during 1996, 1995 and 1994, respectively.

     The Company recognized investment income from investment securities of approximately $688,900, $772,000 and $720,000 during 1996, 1995 and 1994, respectively.

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                                  DECEMBER 31,
                                                   ---------------------------------------
                                                        1996                      1995
                                                   ------------               ------------
Finished goods                                     $ 2,449,406                $ 1,779,551
Raw materials and purchased components              22,057,444                 19,844,049
Work in process                                        528,667                  3,270,703
Obsolescence reserve                                  (752,000)                  (500,000)
                                                   ------------               ------------
TOTAL                                              $24,283,517                $24,394,303
                                                   ============               ============

     Substantially all inventories are valued at the lower of LIFO cost or market. For 1996 and 1995, inventory valued at LIFO was approximately the same as inventory valued using the first in, first out method. The LIFO valuation method had a minimal effect on earnings for the years ended December 31, 1996 and 1995.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:

                                                                 DECEMBER 31,
                                                   ---------------------------------------
                                                        1996                       1995
                                                   -----------                ------------
Land and improvements                              $ 1,167,358                $ 1,157,485
Buildings and improvements                           8,063,009                 10,118,376
Plant machinery and equipment                        2,416,422                  2,298,876
Furniture and fixtures                               6,660,117                  3,928,058
Vehicles                                             1,073,300                  1,046,226
                                                   -----------                ------------
TOTAL                                               19,380,206                 18,549,021
Less accumulated depreciation                        7,977,012                  6,281,734
                                                   -----------                ------------
NET PROPERTY, PLANT AND EQUIPMENT                  $11,403,194                $12,267,287
                                                   ===========                ============

NOTE 5 - LINE OF CREDIT

    The Company has available a $15,000,000 unsecured line of credit with a bank. Interest is at 2% above the LIBOR rate (LIBOR rate at December 31, 1996 was 5.78%). The line expires on June 1, 1997. At December 31, 1996 and 1995, there were no borrowings outstanding on the line of credit.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)
NOTE 6 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:

                                                                  DECEMBER 31,
                                             ----------------------------------------------
                                                 1996              1995             1994
                                             -----------       -----------      -----------
Current:
    Federal                                  $1,450,000        $2,176,000       $6,242,000
    State                                       204,000           121,000
                                             -----------       -----------      -----------
Total current                                 1,654,000         2,297,000        6,242,000

Deferred:
    Federal                                    (102,000)         (230,000)        (336,000)
    State                                       (20,000)          (67,000)
                                             -----------       -----------      -----------
Total deferred                                 (122,000)         (297,000)        (336,000)
                                             -----------       -----------      -----------
TOTAL PROVISION FOR INCOME TAXES             $1,532,000        $2,000,000       $5,906,000
                                             ===========       ===========      ===========

Income before income taxes:

                                                 1996              1995             1994
                                             -----------       -----------      -----------
Domestic                                     $ 9,501,261       $6,082,575       $17,632,257
Foreign                                       (5,649,200)        (655,373)       (1,113,253)
                                             ------------      -----------      ------------
TOTAL PRETAX INCOME                          $ 3,852,061       $5,427,202       $16,519,004
                                             ============      ===========      ============

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

    Differences between the expected income tax expense, derived from applying the federal statutory income tax rate to earnings before taxes on income, and the actual tax expenses are as follows:

                                                    1996                  1995                  1994
                                             -----------------     -----------------     ------------------
                                             AMOUNT    PERCENT     AMOUNT    PERCENT     AMOUNT     PERCENT
                                             ------    -------     ------    -------     ------     -------
Federal income taxes at the
     statutory rate                       $1,310,000    34.0%   $1,845,000    34.0%   $5,727,000    34.6%<F*>
Increase (decrease) in income
     taxes resulting from:
       Loss of foreign subsidiary not
       deductible for U.S. tax purposes      280,000     7.3       229,000     4.2       333,000     2.1
     Foreign Sales Corporation               (70,000)   (1.8)      (86,000)   (1.6)      (51,700)   (0.3)
     Nondeductible expenses                   40,000     1.0        33,000     0.6        22,000     0.1
     Stock compensation expense               (7,000)   (0.2)      (10,000)   (0.2)      (41,000)   (0.3)
     State tax expense                       121,000     3.1        54,000     1.0
     Municipal income                       (131,000)   (3.4)     (134,000)   (2.4)     (114,000)   (0.7)
     Other                                   (11,000)   (0.2)       69,000     1.3        30,700     0.2
                                          -----------   -----   -----------   -----   -----------   ------
TOTAL                                     $1,532,000    39.8%   $2,000,000    36.9%   $5,906,000    35.7%
                                          ===========   =====   ===========   =====   ===========   ======

<F*> Amount is a blended rate calculated as follows: 34% for the first
$10,000,000, 35% for amounts from $10,000,001 to $15,000,000 and 38% on amounts in excess of $15,000,000.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Temporary differences which give rise to deferred tax assets
(liabilities) are as follows:

CURRENT ASSET                                                DECEMBER 31,
                                                   ---------------------------------
                                                       1996                 1995
                                                  -----------           ------------
Additional capitalized inventory costs            $  112,000            $  113,136
Vacation accrual                                      88,000               175,271
Warranty reserve                                     681,000               567,684
Inventory allowance                                  256,000               175,000
Bonus accrual                                        115,000               107,540
Allowance for doubtful accounts                      214,000               113,750
Foreign subsidiary                                        --               127,000
Valuation allowance for investments                  (10,300)              (33,000)
Other                                                 16,000               106,619
                                                  -----------           ------------
TOTAL                                             $1,471,700            $1,453,000
                                                  ===========           ============
LONG-TERM ASSET
Tax benefit of cumulative translation
  adjustment                                              --            $1,163,000
                                                  ===========           ============

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following                                     DECEMBER 31,
                                                                       ---------------------------
                                                                          1996           1995
                                                                       -----------    ------------
Note payable to Michigan Strategic Fund, interest at 85% of prime, which was 8.5% at December 31, 1995, payable in monthly
      installments of approximately $13,300 plus interest through
      November 2006; collateralized by building                        $1,586,687     $1,746,666
Note payable to Michigan Strategic Fund, interest at 85% of
      prime, payable in monthly installments of approximately
      $14,100 plus interest through December 1998; collateralized
      by accounts receivable, inventory and equipment                     329,661        499,205
Note payable to bank, with interest payable monthly at LIBOR
      plus 2.25%, due December 1999, uncollateralized                   2,100,000      2,100,000




                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

Mortgage note payable to bank, interest at 7%, payable in
      monthly installments of approximately $18,000 including
      interest through March 1999, uncollateralized                     1,776,283      1,862,236
Other long-term debt, uncollateralized                                         --          3,621
                                                                       ----------     ----------
TOTAL                                                                  $5,792,631     $6,211,728

Less current portion of long-term debt                                    586,000        420,000
                                                                       ----------     ----------
TOTAL                                                                  $5,206,631     $5,791,728
                                                                       ==========     ==========

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

The Company's various credit agreements have several restrictive covenants, including maintenance of a minimum level of net worth and a restriction on the disposition of certain assets.

     The aggregate maturities of long-term debt for the five years following December 31, 1996, are approximately as follows:

   1997. . . . . . . . . . . . . . . . . . . . . . . .$  586,000
   1998. . . . . . . . . . . . . . . . . . . . . . . .   583,468
   1999. . . . . . . . . . . . . . . . . . . . . . . . 3,516,516
   2000. . . . . . . . . . . . . . . . . . . . . . . .   160,000
   2001. . . . . . . . . . . . . . . . . . . . . . . .   160,000
   2002 and thereafter . . . . . . . . . . . . . . . .   786,647
                                                      ----------
   TOTAL                                              $5,792,631
                                                      ==========

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

     The Company had two customers classified as major customers in 1996 and three in 1995 and 1994:

                                    1996                          1995                           1994
                        --------------------------     --------------------------     ---------------------------
                                         ACCOUNTS                       ACCOUNTS                        ACCOUNTS
CUSTOMER                   SALES        RECEIVABLE         SALES       RECEIVABLE        SALES         RECEIVABLE
--------                   -----        ----------         -----       ----------        -----         ----------
A. . . . . . . . . .    $32,800,000     $3,660,000     $19,742,000     $1,711,000     $27,476,000     $1,806,000
B. . . . . . . . . .     23,500,000      1,783,000      19,375,000        738,000      22,091,000        687,000
C. . . . . . . . . .                                    15,274,000        630,000      19,077,000        539,000

NOTE 9 - PROFIT-SHARING PLAN

     The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Company employees who meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $300,000, $240,000 and $450,000 for 1996, 1995 and 1994,
respectively.  The Company's policy is to fund plan costs accrued.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 10 - STOCK OPTIONS

    The Company has incentive stock option plans covering certain employees. Shares reserved for options under these plans total 2,900,000. The options granted subsequent to January 1, 1991, are exercisable for a period of 10 years from the grant date except for options granted to the Chairman of the Board which have an exercise period of five years. The options granted prior to January 1, 1991, are exercisable for a period of three years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

    The Company also has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 900,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

    Activity for the years ended December 31, 1996, 1995 and 1994 is as follows:

                                           INCENTIVE                    NON-QUALIFIED
                                      STOCK OPTION PLANS              STOCK OPTION PLAN
                               ----------------------------    ----------------------------
                                   OPTION          OPTION         OPTION            OPTION
                                 PRICE RANGE       SHARES       PRICE RANGE         SHARES
                                 -----------       ------       -----------        --------
Balance at January 1, 1994                           484,640                         84,000

Options granted                  $13.25 - $14.58     318,350     $13.25              16,000
Options exercised                $12.67 - $14.50     (28,550)    $14.50              (2,000)
Options canceled                 $12.67 - $14.50      (4,050)    $12.67 - $14.50     (7,500)
                                                     -------                        -------
Balance at December 31, 1994                         770,390                         90,500
                                                     =======                        =======
Options granted                                                  $ 8.80 - $10.50    430,500
Options exercised                                                $ 8.80             (13,000)
Options canceled                 $12.67 - $14.50     (39,050)    $ 8.80             (10,050)
                                                     -------                        -------
Balance at December 31, 1995     $12.67 - $16.50     731,340     $ 1.73 - $14.50    497,950
                                                     =======                        =======






Options granted                  $ 6.75              361,400     $ 6.75 - $ 7.50     87,000
Options exercised                                                $ 6.75 - $ 7.50    (30,200)
Options canceled                                    (111,150)                       (54,000)

Balance at December 31, 1996                         981,590                        500,750
                                                     =======                        =======

Exercisable at December 31,      $ 6.75 - $16.50     981,590     $ 6.75 - $14.50    500,750
    1996
                                                     =======                        =======

     The estimated fair value of options granted in 1995 and 1996 range from $7.20 per share to $10.81 per share. The Company applies APB No. 25 and released interpretations in accounting for its stock options and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for these plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 1996, would have been reduced to the PRO FORMA accounts indicated below.

Net Earnings                                     1996              1995
                                             ----------        ----------
    As reported . . . . . . . . . . . . . .  $2,320,061        $3,427,202
    PRO FORMA . . . . . . . . . . . . . . .  $2,141,235        $3,356,995

Net Earnings Per Share
    As reported . . . . . . . . . . . . . .  $     0.18        $     0.27
    PRO FORMA . . . . . . . . . . . . . . .  $     0.17        $     0.26

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     The fair market value of options granted under the Company's stock option plans during 1995 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield, expected volatility of 33%, risk free interest rate of 6.5% and expected lives of three to four years.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

     Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At December 31, 1996, the Company had outstanding letters of credit totaling $200,000.

     At December 31, 1996, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

     The Company has repurchase agreements with lending institutions which have provided floor plan financing to OEMs. These agreements provide for the repurchase of products from the lending institution in the event of the OEMs default. The total contingent liability on December 31, 1996, was approximately $5.132 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial strength or operating results.

NOTE 12 - NOTES RECEIVABLE

     On April 4, 1994, the Company entered into a financing agreement with an unrelated entity whereby a line of credit in the amount of $792,300 was established. Additionally, the Company entered into a term agreement with such entity for $524,000. The line of credit is to be repaid with funds generated from this entity's operations. The loan is to be repaid in monthly installments of principal of at least $13,500, plus interest, with a final installment of the unpaid balance due on or before January 1, 1998. The loan bears interest at a variable rate equivalent to the base lending rate of First of America Bank-Central plus one-half of that rate per annum, with a minimum interest rate of 9% per annum. The line of credit and loan are secured by all accounts receivable, inventory and fixed assets of such entity as well as an unconditional personal guaranty of the President of the entity and certain shareholders. At December 31, 1996, $683,000 was outstanding on the line of credit and approximately $485,000 was outstanding on the loan.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

     Interest income from notes receivable of approximately $134,000, $261,000 and $193,000 is included in other income at December 31, 1996, 1995 and 1994, respectively.

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

     On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 additional shares of its Common Stock in the open market. Repurchase of the Common Stock was contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During September and December 1995, the Company repurchased 200,000 shares at an average market price of approximately $9.13 to $9.50 per share. During 1996 the Company repurchased 300,000 shares at an average market price of approximately $8.51 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act applicable to all Michigan corporations.

NOTE 14 - JOINT VENTURES

     In June 1994, the Company entered into a Joint Venture Agreement with Societe D' Equipment de Transport et de Carosserie S.A. ("Setcar") for the purpose of manufacturing and selling bus chassis in Tunisia. A joint-stock corporation called International Motor Corporation, owned 65% by Setcar and 35% by Spartan, was formed to carry out the design, assembly, manufacture and sale of bus chassis. Additionally, Spartan International, a Tunisian export company, owned 65% by Spartan and 35% by Setcar, was formed to carry out the sale of bus chassis manufactured by International Motor Corporation and buses manufactured by Setcar to other geographic areas.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 15 - SUBSEQUENT EVENT

     In January 1997, the Company completed its acquisition of a one-third (33%) interest in Carpenter Industries, Inc. ("Carpenter") for approximately $10 million. Carpenter is a manufacturer of school bus bodies. The acquisition, which will be accounted for under the purchase method, was financed with existing cash and borrowings under the Company's revolving line of credit. The results of operations of Carpenter will be, beginning in the first quarter of 1997, included in the consolidated financial statements of the Company using the equity method of accounting.

NOTE 16 - LOSS ON CLOSURE OF MEXICO SUBSIDIARY

     In December 1996, the Company closed the operations at its wholly owned subsidiary, Spartan de Mexico in Queretaro, Mexico. Spartan de Mexico produced bus chassis for the Mexican bus market and had incurred losses from operations of $1.2 million, $.7 million and $1.1 million respectively in 1996, 1995 and 1994 on revenues of $.1 million, $.2 million and $2.9 million for 1996, 1995 and 1994, respectively. As a result of its decision to cease operations the Company recorded an additional loss of $4.4 million resulting from the termination of the cumulative translation adjustment and the disposal of substantially all inventory not transferred to the Company's Charlotte, Michigan production facilities and the write off of certain account receivables. Additionally, as part of its exit plan the Company is actively seeking buyers for the real estate and building located in Queretaro, Mexico, and anticipates completing its exit plan by the end of the third quarter of 1997.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Continued)

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial data for the year ended December 31, 1996, is as follows:

                                                             QUARTER ENDED
                                   ---------------------------------------------------------------
                                     MARCH 31,        JUNE 30,          SEPT. 30,       DEC. 31,
                                       1996             1996             1996             1996
                                   -----------      -----------      -----------     -------------
Revenues                           $47,388,202      $44,702,555      $41,321,410     $42,414,000
Expenses                            45,520,174       42,683,286       39,481,914      39,866,000
Losses on closure of Mexican
 subsidiary                                 --               --               --      (4,423,000)
                                   -----------      -----------      -----------     -----------
Earnings (Loss) before taxes on
 income                              1,868,028        2,019,269        1,839,496      (1,875,000)
Taxes on income                        656,000          876,000          637,000        (637,000)
                                   -----------      -----------      -----------     -----------
NET EARNINGS (LOSS)                $ 1,212,028      $ 1,143,269      $ 1,202,496     $(1,238,000)
                                   ===========      ===========      ===========     ===========
NET EARNINGS (LOSS) PER
  SHARE                            $      0.10      $      0.09      $      0.10     $     (0.09)
                                   ===========      ===========      ===========     ===========

Summarized quarterly financial data for the year ended December 31, 1995, is as follows:

                                                             QUARTER ENDED
                                   ---------------------------------------------------------------
                                     MARCH 31,        JUNE 30,          SEPT. 30,       DEC. 31,
                                       1995             1995             1995             1995
                                   -----------      -----------      -----------     -------------
Revenues                           $44,201,274      $28,792,237      $36,028,443     $45,060,447
Expenses                            41,265,162       29,327,183       34,967,273      43,095,581
                                   -----------      -----------      -----------     -----------
Earnings (Loss) before taxes on
  income                             2,936,112         (534,946)       1,061,170       1,964,866
Taxes on income                      1,163,000         (312,000)         421,000         728,000
                                   -----------      -----------      -----------     -----------


NET EARNINGS (LOSS)                $ 1,773,112      $  (222,946)     $   640,170     $ 1,236,866
                                   ===========      ============     ===========     ===========

NET EARNINGS (LOSS) PER
  SHARE                            $      0.14      $     (0.02)     $      0.05     $      0.10<F*>
                                   ===========      ============     ===========     ===========

<F*> Selling, General and Administrative expenses were reduced by approximately
$700,000, resulting from amended income tax returns.

DELOITTE &
  TOUCHE LLP
______________          ______________________________________________________
                        Suite 800                    Telephone: (517) 487-2251
                        One Michigan Avenue
                        120 North Washington Square
                        Lansing, Michigan 48933-1681



INDEPENDENT AUDITORS' REPORT

Board of Directors
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the "Company") and its subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Motors, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, the Company changed its method of accounting for investment securities effective January 1, 1994 to conform with Statement of Financial Accounting Standards No. 115.

/s/ Deloitte & Touche LLP

Lansing, Michigan
March 7, 1997




________________
Deloitte Touche
Tohmatsu
International
________________

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for its annual meeting of shareholders to be held on June 5, 1997, is here incorporated by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for its annual meeting of shareholders to be held on June 5, 1997, is here incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for its annual meeting of shareholders to be held on June 5, 1997, is here incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     No information is required to be discussed under this item of this Form 10-K.


                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
          8-K.

ITEM 14(A)(1).  LIST OF FINANCIAL STATEMENTS.

     The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

     -    Consolidated Balance Sheets as of December 31, 1996 and December
          31, 1995

     - Consolidated Statements of Net Earnings for the Fiscal Years Ended December 31, 1996, December 31, 1995 and December 31, 1994

     - Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 1996, December 31, 1995 and December 31, 1994

     - Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1996, December 31, 1995 and December 31, 1994

     -    Notes to Consolidated Financial Statements as of December 31,
          1996

     -    Report of Independent Auditors

ITEM 14(A)(2).  FINANCIAL STATEMENT SCHEDULES.  Attached as Appendix A.

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

ITEM 14(A)(3). LIST OF EXHIBITS. The following exhibits are filed as a part of this report:

     EXHIBIT
     NUMBER

       2.1 Investment Agreement dated December 23, 1996, among Recovery Equity Investors II, L.P., Spartan Motors, Inc., Carpenter Industries, Inc., Carpenter Industries LLC, The Beurt SerVaas Revocable Trust and The Curtis Publishing Company. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

       2.2 Amendment No. 1 to the Investment Agreement dated January 6, 1997. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

       3.1 Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.
                      -48-

       3.2 Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference.

       4.1 Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

       4.2   Spartan Motors, Inc. Bylaws.  See Exhibit 3.2 above.

       4.3 Form of Stock Certificate. Previously filed as an Exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

      10.1 Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.2 The Spartan Motors, Inc. 1984 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Registration
             Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

      10.3 Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.4 The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.5   Carpenter Industries, Inc. Stockholders' Agreement.
             Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

      10.6 Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

      10.7 Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.
                      -49-

        21   Subsidiaries of Registrant.

        23   Consent of Independent Accountants.

        27   Financial Data Schedule.

     _________________________
          *Management contract or compensatory plan or arrangement.

     The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Richard J. Schalter, 1000 Reynolds Road, Post Office Box 440, Charlotte, Michigan 48813.

ITEM 14(B).    REPORTS ON FORM 8-K.

     During the last quarter of the period covered by this Report, the registrant filed no current reports on Form 8-K.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

          SPARTAN MOTORS, INC.


March 28, 1997                          By /S/ RICHARD J. SCHALTER
                                        Richard J. Schalter,
                                        Secretary and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 1997                          By /S/ GEORGE W. SZTYKIEL
                                        George W. Sztykiel, Director
                                        (Principal Executive Officer)


March 14, 1997                          By /S/ JOHN E. SZTYKIEL
                                        John E. Sztykiel, Director
                                        (Principal Operating Officer)


March 28, 1997                          By /S/ RICHARD J. SCHALTER
                                        Richard J. Schalter
                                        (Principal Accounting and
                                         Financial Officer)


March 14, 1997                          By /S/ WILLIAM F. FOSTER
                                        William F. Foster, Director


March 14, 1997                          By /S/ ANTHONY G. SOMMER
                                        Anthony G. Sommer, Director


March 14, 1997                          By /S/ GEORGE TESSERIS
                                        George Tesseris, Director


March 14, 1997                          By /S/ CHARLES E. NIHART
                                        Charles E. Nihart, Director

March 14, 1997                          By /S/ ROGER B. BURROWS
                                        Roger B. Burrows, Director


March 14, 1997                          By /S/ DAVID R. WILSON
                                        David R. Wilson, Director


_____________________, 1997             By _______________________
                                        James C. Penman, Director

                               EXHIBIT INDEX

     EXHIBIT
     NUMBER                             DOCUMENT

       2.1 Investment Agreement dated December 23, 1996, among Recovery Equity Investors II, L.P., Spartan Motors, Inc., Carpenter Industries, Inc., Carpenter Industries LLC, The Beurt SerVaas Revocable Trust and The Curtis Publishing Company. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

       2.2 Amendment No. 1 to the Investment Agreement dated January 6, 1997.Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

       3.1 Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

       3.2 Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference.

       4.1 Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

       4.2   Spartan Motors, Inc. Bylaws.  See Exhibit 3.2 above.

       4.3 Form of Stock Certificate. Previously filed as an Exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

      10.1 Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.2 The Spartan Motors, Inc. 1984 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Registration
             Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

      10.3 Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.4 The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.5   Carpenter Industries, Inc. Stockholders' Agreement.
             Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

      10.6 Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

      10.7 Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

        21   Subsidiaries of Registrant.

        23   Consent of Independent Accountants.

        27   Financial Data Schedule.
     ______________________________________

          *Management contract or compensatory plan or arrangement.

                                             APPENDIX A
                                            SCHEDULE II
                                 VALUATION AND QUALIFYING ACCOUNTS
                               SPARTAN MOTORS, INC. AND SUBSIDIARIES

                             YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

           COLUMN A                 COLUMN B        COLUMN C        COLUMN D        COLUMN E
           --------                 --------        --------        --------        --------
                                                    ADDITIONS
                                                    ---------

                                    BALANCE AT     CHARGED TO                       BALANCE
                                    BEGINNING      COSTS AND                         AT END
         DESCRIPTION                OF PERIOD      EXPENSES        DEDUCTIONS      OF PERIOD
         -----------                ----------     ----------      ----------     ----------
YEAR ENDED DECEMBER 31, 1996:

Allowance for doubtful accounts    $  591,000     $   71,400      $   33,400     $  629,000
Inventory obsolescence reserve        500,000        252,000                        752,000
Warranty Reserves                   1,506,125      5,481,234       4,984,489      2,002,870


YEAR ENDED DECEMBER 31, 1995:

Allowance for doubtful accounts    $  540,000     $   51,000                     $  591,000
Inventory obsolescence reserve                       500,000                        500,000
Warranty Reserves                   1,856,358      4,799,624      $5,034,028      1,621,954


YEAR ENDED DECEMBER 31, 1994:

Allowance for doubtful accounts    $  153,000     $  906,000      $  519,000     $  540,000
Warranty Reserves                   1,506,125      5,071,152       4,720,919      1,856,358