Form 10-Q
period 1997-03-31
SPARTAN MOTORS INC
filed 1997-05-15
CIK 743238

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                MARCH 31, 1997                      0-13611


                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                   MICHIGAN                         38-2078923
        (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)          Identification No.)

              1000 REYNOLDS ROAD
              CHARLOTTE, MICHIGAN                     48813
   (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes ___X___               No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 OUTSTANDING AT
                      CLASS                       MAY 1, 1997
                      -----                       -----------
          Common stock, $.01 par value          12,364,472 shares

===========================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX
           ====================================================


PART I.  FINANCIAL INFORMATION
                                                                           PAGE
     Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 1997
             (Unaudited) and December 31, 1996                               3

         Condensed Consolidated Statements of Net Earnings -
             Three Months Ended March 31, 1997 and 1996
             (Unaudited)                                                     5

         Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1997 and 1996
             (Unaudited)                                                     6

         Notes to Condensed Consolidated Financial Statements                8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10


PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                              13

SIGNATURES                                                                  14

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                 MARCH 31, 1997   DECEMBER 31, 1996
                                                 --------------   -----------------
                                                  (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                       $ 4,216,382        $ 4,912,001
  Investment securities <F5>                        5,615,557          8,955,809
  Accounts receivable, less allowance
    for doubtful accounts of $689,000
    in 1997 and $629,000 in 1996                   28,735,769         26,299,698
  Inventories <F4>                                 24,791,680         24,283,517
  Deferred tax benefit                              1,455,000          1,471,700
  Federal taxes receivable                                 --            925,000

  Other current assets                              1,497,796          1,063,601
                                                  -----------        -----------

    TOTAL CURRENT ASSETS                           66,312,184         67,911,326
                                                  ===========        ===========

PROPERTY, PLANT, AND EQUIPMENT,
  net of accumulated depreciation
  of $8,374,857 and $7,977,012 in
  1997 and 1996, respectively                      11,371,158         11,403,194

EQUITY INVESTMENT IN AFFILIATE                      9,076,364                 --

OTHER ASSETS                                          364,749            368,249
                                                  -----------        -----------

    TOTAL                                         $87,124,455        $79,682,769
                                                  ===========        ===========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                 MARCH 31, 1997   DECEMBER 31, 1996
                                                 --------------   -----------------
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                $ 8,283,155        $ 6,264,362
  Other current liabilities and
    accrued expenses                                1,453,265          2,058,820
  Accrued warranty expense                          1,909,610          2,002,870
  Accrued customer rebates                            601,780            480,216
  Taxes on income                                      83,200                 --
  Accrued compensation and related
    taxes                                           1,357,160          1,034,496
  Accrued vacation                                    668,754            644,754
  Current portion of long-term debt                 1,232,664            586,000
                                                  -----------        -----------

    TOTAL CURRENT LIABILITIES                      15,589,589         13,071,518

LONG-TERM DEBT, less current portion                9,386,759          5,206,631
                                                  -----------        -----------

    TOTAL LIABILITIES                              24,976,348         18,278,149

SHAREHOLDERS' EQUITY:
  Preferred Stock, $1.00 par value: 2,000,000
    shares authorized (none issued)
  Common Stock, $.01 par value, 23,900,000
    authorized, issued 12,364,472 shares
    in 1997 and 12,354,072 shares in 1996             123,645            123,541

  Additional Paid in Capital                       21,136,041         21,065,942
  Retained earnings                                40,991,322         40,195,117
  Valuation allowance                                (102,901)            20,020
                                                  -----------        -----------







    TOTAL SHAREHOLDERS' EQUITY                     62,148,107         61,404,620
                                                  -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $87,124,455        $79,682,769
                                                  ===========        ===========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

            CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)
                  ======================================
                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                     1997            1996
                                                 -----------     -----------
SALES                                            $45,787,583     $47,088,279

COST OF PRODUCTS SOLD                             38,653,503      40,881,141
                                                 -----------     -----------

GROSS PROFIT                                       7,134,080       6,207,138

OPERATING EXPENSES
  Research and development                         1,111,328         999,418
  Selling, general and administrative              3,326,257       3,510,951
                                                 -----------     -----------

OPERATING INCOME                                   2,696,495       1,696,769

OTHER INCOME EXPENSE
  Interest Expense                                  (254,568)       (128,664)
  Interest and Other Income                          372,914         299,923

EARNINGS BEFORE TAXES AND EQUITY IN LOSS         -----------     -----------
  OF AFFILIATE                                     2,814,841       1,868,028

EQUITY IN LOSS OF AFFILIATE                          923,636              --

EARNINGS BEFORE TAXES ON INCOME                    1,891,205       1,868,028
                                                 -----------     -----------

TAXES ON INCOME                                    1,095,000         656,000
                                                 -----------     -----------

NET EARNINGS                                     $   796,205     $ 1,212,028
                                                 ===========     ===========

NET EARNINGS PER SHARE                           $      0.06     $      0.10
                                                 ===========     ===========

DIVIDENDS DECLARED PER SHARE                                     $      0.05
                                                                 ===========


WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                     12,411,435      12,639,000
                                                 ===========     ===========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ======================================
                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                              1997              1996
                                                          ------------       -----------
Net earnings
  Adjustments to reconcile net earnings to net cash       $    796,205       $ 1,212,028
  (used in) provided by operating activities:
     Depreciation and amortization                             452,654           436,563
     Gain on sales of assets and
       marketable securities                                   (79,144)           (3,079)
     Equity in net loss of affiliate                           923,636                --
     Decrease (increase) in:
       Accounts receivable                                  (2,436,071)       (5,768,256)
       Inventories                                            (508,163)       (2,538,111)
       Deferred tax benefit                                     16,309
       Federal taxes receivable                                925,000
       Other assets                                           (433,807)           26,328
     Increase (decrease) in:
       Accounts payable                                      2,018,794         4,969,866
       Other current liabilities
          and accrued expenses                                (605,555)          500,394
       Accrued warranty expense                                (93,260)           16,418
       Accrued customer rebate                                 121,564            36,443
       Taxes on income                                          83,200           151,000
       Accrued compensation and
          related taxes                                        346,665            52,995
                                                          ------------       -----------
     TOTAL ADJUSTMENTS                                         731,822        (2,072,334)

     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                           1,528,027          (860,306)

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant and equipment                  (405,133)         (422,209)
  Proceeds from sales of property,
     plant and equipment                                        11,600
  Purchases of investment securities                          (600,000)       (1,590,552)
  Proceeds from sales of investment securities               3,862,969         1,628,366





  Investment in Affiliate                                  (10,000,000)
  Principal repayment on notes receivable                           --            64,682
                                                          ------------       -----------

NET CASH USED IN INVESTING ACTIVITIES                       (7,130,564)         (319,713)

                                                                              (Continued)

                           SPARTAN MOTORS, INC.

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                  ======================================
                                                           THREE MONTHS ENDED MARCH 31,
                                                          ------------------------------
                                                              1997              1996
                                                          ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                            $  5,000,000
  Proceeds from exercise of stock options                       80,124       $    85,360
  Payments on long-term debt                                  (173,206)         (132,779)
  Purchase of treasury stock                                        --          (793,750)
                                                          ------------       -----------

     NET CASH PROVIDED BY (USED IN) FINANCING
        ACTIVITIES                                           4,906,918          (841,169)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             --             3,175
                                                          ------------       -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS          (695,619)        2,018,013

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD             4,912,001         5,202,595
                                                          ============       ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                $  4,216,382       $ 3,184,582
                                                          ============       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest was $256,677 and $128,664 for the three months ended March 31, 1997 and 1996, respectively. Cash paid for income taxes was $72,800 and $465,000 for the three months ended March 31, 1997 and 1996, respectively.











See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  =======================================


NOTE 1 For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1996, included in Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of March 31, 1997, and the results of operations for the three month periods ended March 31, 1997 and 1996.

NOTE 3 The results of operations for the three month period ended March 31, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

                                             MARCH 31, 1997  DECEMBER 31, 1996
                                             --------------  -----------------
                  Finished goods              $ 2,322,379      $ 2,449,406
                  Raw materials and
                    purchased components       23,076,840       22,057,444
                  Work in process                 384,461          528,667
                  Obsolescence reserve           (992,000)        (752,000)
                                              -----------      -----------
                                              $24,791,680      $24,283,517
                                              ===========      ===========

NOTE 5   In January 1997 the Company acquired a 33% interest in
         Carpenter Industries, Inc. ("Carpenter") for approximately $10 million. Carpenter is a manufacturer of school bus bodies and chassis. The Company will account for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet as of March 31, 1997 and the results of its operations for the three month period ended March 31, 1997 are as follows:

                                                  MARCH 31, 1997
                                                  --------------
                                                   (Unaudited)
         Balance Sheet
              Total Assets                         $70,515,503
                                                   ===========
              Total Liabilities                     53,737,837
              Stockholders' Equity                  16,777,666
              Total Liabilities and Equity          70,515,503
                                                   ===========

         Income Statement
              Revenues                              18,652,968

              Loss from Operations                  (1,918,627)

              Net Loss                              (2,770,909)

NOTE 6 During the three months ended March 31, 1997, shareholders' equity changed as follows:

              Balance at December 31, 1996           $61,404,620
              Net earnings                               796,205
              Exercise of stock options                   70,203
              Valuation allowance - investment
                securities                              (122,921)

              Balance at March 31, 1997              $62,148,107
                                                     ===========

NOTE 7 At March 31, 1997 the Company has a $5 million note payable which matures on April 4, 1997. On April 4, 1997, the Company refinanced this note with another lender. The new debt matures on April 3, 2002 and bears interest at .75% above the LIBOR rate. In accordance with Statement of Financial Accounting Standards
         (SFAS) No. 6 the Company has classified such debt as long-term at March 31, 1997.

NOTE 8 The Financial Accounting Standards Board has issued SFAS No. 128, "Earnings Per Share." This statement is effective for financial statements issued after December 15, 1997. The statement requires companies to present earnings per share on the face of the income statement in two categories called "Basic" and "Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the fourth quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended March 31, 1997 compared to the period ended March 31, 1996. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                                 THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------
                                                       1997         1996
                                                 --------------  -----------
     Revenues                                         100.0%       100.0%
     Cost of Product Sold                              84.4         86.8
                                                      -----        -----
     Gross Profit                                      15.6         13.2

     Operating Expenses                                 2.4          2.1
       Research and development                         7.3          7.4
                                                      -----        -----
       Selling, general, and administrative             5.9          4.2
     Income from operations

     Interest Expense                                   (.6)         (.3)
     Other income (expense)                              .8           .7
                                                      -----        -----
     Earnings before taxes and equity in loss
       of affiliate                                     6.1          4.6

     Equity in loss of affiliate                        2.0           --

     Taxes on income                                    2.4          1.6
                                                      -----        -----
     Net earnings                                       1.7%         3.0%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTH PERIOD ENDED MARCH 31, 1997, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1996

     Revenues for the three months ended March 31, 1997, were $45.8 million compared to $47.1 million in 1996, a decrease of 2.8%. The decrease in revenues is primarily attributable to a 42% decline in bus revenues and a 25.1% decline in fire truck revenues. Motorhome revenues, however, increased 18.1%. This change in product mix in combination with continued efforts to reduce production costs led to the 14.9% increase in gross profit. Gross margin as a percent of sales increased 2.4% from 13.2% for the three months ended March 31, 1996 to 15.6% compared to the same period in 1997.

     Operating expenses decreased 1.6% in total dollars and as a percentage of sales from 11.6% for the three months ended March 31, 1996 to 9.7% for the same period in 1997. The decrease came primarily from a 12.9% decline in general and administrative expenses offset by a 11.2% increase in research and development costs and a 3.2% increase in selling expenses.

     Interest and other income increased 40.2% compared to the same period in 1996 due to realized gains on investments sold to generate cash for the investment in Carpenter Industries, Inc. ("Carpenter"). Interest expense increased 97.9% due to borrowings necessary to complete the financing of the investment in Carpenter. The $10 million investment in Carpenter was financed 50% in cash generated from the sale of marketable securities and 50% long-term debt.

     The equity in loss of affiliate represents the Company's 33% share of the $2.7 million recorded by Carpenter for the three months ended March 31, 1997.

     Total chassis orders received increased 26.7% during the three months ended March 31, 1997 compared to the same period in 1996. The increase in orders is primarily attributed to the Company's motorhome and bus/specialty product lines. Based on average order lead time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the three month period ended March 31, 1997 were produced and delivered by March 31, 1997.

     At March 31, 1997, the Company had approximately $56.1 million in backlog chassis orders compared with a backlog of approximately $52.9 million for the same period in 1996. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

     Over the years, the Company has financed its growth through a combination of funds provided from equity offerings, operations and long- and short-term debt financing. During the three months ended March 31, 1997, cash provided by operating activities was approximately $1.5 million.

     On March 31, 1997, the Company had working capital of $50.7 million compared to $54.8 million at December 31, 1996. The current ratio on March 31, 1996 decreased to 4.3 compared with 5.2 on December 31, 1996. The change in working capital was the result of increases in accounts receivable and accounts payable and a decrease in investment securities. Accounts receivable increased approximately $2.4 million. The increase in accounts payable of approximately $2 million is primarily temporary timing difference for payments due to the conversion to new software at the end of the quarter.

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

     Shareholders' equity increased to approximately $62.1 million as of March 31, 1997. This change is primarily due to the result of net earnings of $.8 million. The Company's debt to equity ratio increased to 15.1 on March 31, 1997, compared with 8.5 at December 31, 1996 due to the $5 million of term debt used to finance the investment in Carpenter.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15 million at 2% above the 30-day LIBOR, which was 5.45% at March 31, 1997. As of March 31, 1997, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At March 31, 1997, the Company had outstanding letters of credit totaling $200,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                        PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT NO.               DOCUMENT

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

        27        Financial Data Schedule.

    (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on January 6, 1997, and filed Amendment No. 1 to Form 8-K on March 31, 1997, regarding the Company's investment in Carpenter Industries, Inc.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SPARTAN MOTORS, INC.


Date:  May 15, 1997          By  /S/ RICHARD J. SCHALTER
                                 Richard J. Schalter
                                 Secretary/Treasurer
                                 (Principal Accounting and Financial
                                  Officer)

                               EXHIBIT INDEX


EXHIBIT NO.                        DOCUMENT

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

   27          Financial Data Schedule.