Form 10-Q
period 1997-06-30
SPARTAN MOTORS INC
filed 1997-08-14
CIK 743238

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JUNE 30, 1997                      0-13611


                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                    MICHIGAN                         38-2078923
         (State or Other Jurisdiction of          (I.R.S. Employer
         Incorporation or Organization)         Identification No.)

               1000 REYNOLDS ROAD
               CHARLOTTE, MICHIGAN                      48813
    (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__              No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
                    CLASS                      AUGUST 1, 1997
                    -----                      --------------
         Common stock, $.01 par value         12,296,272 shares

===========================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX
                 ========================================


PART I.  FINANCIAL INFORMATION
                                                                          PAGE
     Item 1. Financial Statements:

         Consolidated Balance Sheets - June 30, 1997
             (Unaudited) and December 31, 1996                             1-2

         Consolidated Statements of Net Earnings -
             Three and Six Months Ended June 30, 1997 and 1996
             (Unaudited)                                                   3-4

         Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1997 and 1996
             (Unaudited)                                                   5-6

         Notes to Unaudited Consolidated Financial Statements              7-8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          9-12


PART II.  OTHER INFORMATION

     Item 2. Changes in Securities                                          12

     Item 4. Submission of Matters to a Vote of Security-Holders            13

     Item 6. Exhibits and Reports on Form 8-K                            13-14

SIGNATURES                                                                  15

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                    JUNE 30, 1997    DECEMBER 31, 1996
                                                    -------------    -----------------
                                                     (Unaudited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                          $ 8,299,178        $ 4,912,001
  Investment securities (Note 5)                       4,413,125          8,955,809
  Accounts receivable, less allowance
    for doubtful accounts of $496,000
    in 1997 and $629,000 in 1996                      21,769,560         26,299,698
  Inventories (Note 4)                                27,736,612         24,283,517
  Deferred tax benefit                                 1,000,068          1,471,700
  Federal taxes receivable                                    --            925,000

  Other current assets                                 1,269,435          1,063,601
                                                     -----------        -----------

    TOTAL CURRENT ASSETS                              64,487,978         67,911,326
                                                     ===========        ===========

PROPERTY, PLANT, AND EQUIPMENT,
  net of accumulated depreciation
  of $8,896,096 and $7,977,012 in
  1997 and 1996, respectively                         11,154,838         11,403,194

EQUITY INVESTMENT IN AFFILIATE                         9,122,943                 --

OTHER ASSETS                                             364,748            368,249
                                                     -----------        -----------

    TOTAL                                            $85,130,507        $79,682,769
                                                     ===========        ===========

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                    JUNE 30, 1997    DECEMBER 31, 1996
                                                    -------------    -----------------
                                                     (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $ 6,811,389        $ 6,264,362
  Other current liabilities and
    accrued expenses                                   1,166,176          2,058,820
  Accrued warranty expense                             2,746,152          2,002,870
  Accrued customer rebates                               515,244            480,216
  Accrued taxes payable                                  385,300                 --
  Accrued compensation and related taxes               1,250,509          1,034,496
  Accrued vacation                                       668,760            644,754
  Current portion of long-term debt                    1,232,664            586,000
                                                     -----------        -----------

    TOTAL CURRENT LIABILITIES                         14,776,194         13,071,518

LONG-TERM DEBT, less current portion                   9,018,747          5,206,631
                                                     -----------        -----------

    TOTAL LIABILITIES                                 23,794,941         18,278,149

SHAREHOLDERS' EQUITY:
  Preferred Stock, no par value: 2,000,000
    shares authorized (none issued)
  Common Stock, $.01 par value, 23,900,000
    authorized, issued 12,288,372 shares
    in 1997 and 12,354,072 shares in 1996                122,884            123,541
  Additional Paid in Capital                          21,027,068         21,065,942
  Retained earnings                                   40,293,512         40,195,117
  Valuation allowance                                   (107,898)            20,020
                                                     -----------        -----------

    TOTAL SHAREHOLDERS' EQUITY                        61,335,566         61,404,620
                                                     -----------        -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $85,130,507        $79,682,769
                                                     ===========        ===========

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

            CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)
                  ======================================
                                                  THREE MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                     1997             1996
                                                  -----------      -----------
SALES                                             $39,126,432      $44,394,773

COST OF PRODUCTS SOLD                              33,323,658       37,609,927
                                                  -----------      -----------
GROSS PROFIT                                        5,802,774        6,784,846

OPERATING EXPENSES
  Research and development                          1,140,892        1,080,672
  Selling, general, and administrative              3,917,338        3,881,993
                                                  -----------      -----------
OPERATING INCOME                                      744,544        1,822,181

OTHER INCOME EXPENSE
  Interest Expense                                   (192,885)        (110,694)
  Interest and Other Income                           342,169          307,782
EARNINGS BEFORE TAXES ON INCOME AND               -----------      -----------
  EQUITY IN LOSS OF AFFILIATE                         893,828        2,019,269

EQUITY IN INCOME (LOSS) OF AFFILIATE                   46,579               --

EARNINGS BEFORE TAXES ON INCOME                       940,407        2,019,269
                                                  -----------      -----------

TAXES ON INCOME                                       339,400          876,000

NET EARNINGS                                      $   601,007      $ 1,143,269
                                                  ===========      ===========

NET EARNINGS PER SHARE                            $      0.05      $      0.09
                                                  ===========      ===========

DIVIDENDS DECLARED PER SHARE                      $      0.07      $      0.05
                                                  ===========      ===========






WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      12,411,435       12,533,000
                                                  ===========      ===========

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

            CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)
                  ======================================
                                                   SIX MONTHS ENDED JUNE 30,
                                                  ----------------------------
                                                     1997             1996
                                                  -----------      -----------
SALES                                             $84,914,015      $91,483,052

COST OF PRODUCTS SOLD                              71,977,160       78,491,068
                                                  -----------      -----------
GROSS PROFIT                                       12,936,855       12,991,984

OPERATING EXPENSES
  Research and development                          2,252,220        2,080,090
  Selling, general, and administrative              7,243,595        7,392,944
                                                  -----------      -----------
OPERATING INCOME                                    3,441,040        3,518,950

OTHER INCOME EXPENSE
  Interest Expense                                   (447,453)        (239,358)
  Interest and Other Income                           715,083          607,705
EARNINGS BEFORE TAXES ON INCOME AND               -----------      -----------
  EQUITY IN LOSS OF AFFILIATE                       3,708,670        3,887,297

EQUITY IN INCOME (LOSS) OF AFFILIATE                 (877,057)              --

EARNINGS BEFORE TAXES ON INCOME                     2,831,613        3,887,297
                                                  -----------      -----------

TAXES ON INCOME                                     1,448,400        1,532,000

NET EARNINGS                                      $ 1,383,213      $ 2,355,297
                                                  ===========      ===========

NET EARNINGS PER SHARE                            $      0.11      $      0.19
                                                  ===========      ===========

DIVIDENDS DECLARED PER SHARE                      $      0.07      $      0.05
                                                  ===========      ===========






WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING                                      12,411,435       12,567,000
                                                  ===========      ===========

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ======================================
                                                                   SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------
                                                                   1997                1996
                                                               ------------        ------------
NET EARNINGS                                                   $  1,383,213        $  2,355,297
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
     Depreciation and amortization                                  984,500             884,896
     Gain on sales of assets and
       marketable securities                                        (74,576)             (4,903)
     Equity in net loss of affiliate                                877,057                  --
     Decrease (increase) in:
       Accounts receivable                                        4,530,138          (5,299,053)
       Inventories                                               (3,453,095)         (1,271,081)
       Deferred tax benefit                                         471,632                  --
       Federal taxes receivable                                     925,000                  --
       Other current assets                                        (205,834)             52,422
     Increase (decrease) in:
       Accounts payable                                             547,027           3,080,661
       Other current liabilities and accrued expenses              (892,644)            976,141
       Accrued warranty expense                                     743,282             102,144
       Accrued customer rebate                                       35,028             (31,670)
       Accrued taxes payable                                        385,300                  --
       Accrued compensation and related taxes                       240,019             325,232
                                                               ------------        ------------
     TOTAL ADJUSTMENTS                                            5,112,834          (1,185,211)

     NET CASH PROVIDED BY (USED IN) OPERATING
        ACTIVITIES                                                6,496,047           1,170,086

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchases of property, plant, and equipment                      (731,150)           (835,406)
  Proceeds from sales of property, plant,
     and equipment                                                   18,600                  --
  Purchases of investment securities                               (600,000)         (3,051,290)
  Proceeds from sales of investment securities                    5,086,322           1,640,822
  Investment in affiliate                                       (10,000,000)                 --
  Principal repayment on notes receivable                                --             103,997
                                                               ------------        ------------
NET CASH USED IN INVESTING ACTIVITIES                            (6,226,228)         (2,141,877)

                                                                                        (Continued)

                           SPARTAN MOTORS, INC.

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                  ======================================
                                                                   SIX MONTHS ENDED JUNE 30,
                                                               --------------------------------
                                                                   1997                1996
                                                               ------------        ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from long-term debt                                 $  5,000,000        $         --
  Proceeds from exercise of stock options                            80,124              85,360
  Payments on long-term debt                                       (541,217)           (237,208)
  Purchase of treasury stock                                       (556,036)           (866,875)
  Dividends paid                                                   (865,513)           (626,679)
                                                               ------------        ------------

NET CASH PROVIDED BY (USED IN) FINANCING
  ACTIVITIES                                                      3,117,358          (1,645,402)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  --             128,941
                                                               ------------        ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              3,387,177          (2,488,252)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                  4,912,001           5,202,593
                                                               ============        ============

CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $  8,299,178        $  2,714,341
                                                               ============        ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest was $449,562 and $240,158 for the six months ended June 30, 1997 and 1996, respectively. Cash paid for income taxes was $124,100 and $905,000 for the six months ended June 30, 1997 and 1996, respectively.





See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================


NOTE 1 For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of June 30, 1997, and the results of operations for the three and six month periods ended June 30, 1997 and 1996.

NOTE 3   The results of operations for the three month period ended
         June 30, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

                                             JUNE 30, 1997   DECEMBER 31, 1996
                                             -------------   -----------------
                 Finished goods               $ 2,613,120       $ 2,449,406
                 Raw materials and
                   purchased components        25,845,486        22,057,444
                 Work in process                  430,062           528,667
                 Obsolescence reserve          (1,152,056)         (752,000)
                                              -----------       -----------
                                              $27,736,612       $24,283,517
                                              ===========       ===========

NOTE 5 In January 1997 the Company acquired a 33% interest in Carpenter Industries, Inc. ("Carpenter") for approximately $10 million. Carpenter is a manufacturer of school bus bodies and chassis. The Company will account for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet as of June 30, 1997 and the results of its operations for the six month period ended June 30, 1997 are as follows:

                           SPARTAN MOTORS, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

                                              JUNE 30, 1997
                                              -------------
                                               (Unaudited)
         Balance Sheet
           Total Assets                        $70,644,124
                                               ===========
           Total Liabilities                    53,774,896
           Stockholders' Equity                 16,869,228
           Total Liabilities and Equity         70,644,124
                                               ===========

         Income Statement
           Revenues                             40,160,069

           Loss Before Interest and Taxes         (891,713)

           Net Loss                             (2,631,173)

NOTE 6 During the six months ended June 30, 1997, shareholders' equity changed as follows:

                 Balance at December 31, 1996             $61,404,620
                 Net earnings                               1,383,213
                 Exercise of stock options                     97,200
                 Dividends paid                              (865,513)
                 Purchase and constructive
                   retirement of stock                       (556,036)
                 Valuation allowance - investment
                   securities                                (127,918)
                                                          -----------

                 Balance at June 30, 1997                 $61,335,566
                                                          ===========

                           SPARTAN MOTORS, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

NOTE 7 The Financial Accounting Standards Board has issued three new accounting standards which apply to the Company. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements issued after December 31, 1997, requires companies to present earnings per share on the face of the income statement in two categories called "Basic and Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the fourth quarter of 1997. The Company anticipates that the adoption of SFAS No. 128 will not have a material impact on earnings per share.

         SFAS No. 130, "Reporting Comprehensive Income," requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997.
         The Company will adopt SFAS No. 130 in 1998.

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is affective for fiscal years beginning after December 31, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in 1998.

NOTE 8 Additional Information. The Company has entered into definitive agreements to acquire or merge with two fire truck manufacturers and has entered into a letter of intent to acquire a third fire truck manufacturer. It is expected that the transactions will close by the end of the third quarter.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the major elements impacting the Company's financial and operating results for the three month and six month periods ended June 30, 1997 compared to the same periods ended June 30, 1996. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                                        THREE MONTHS             SIX MONTHS
                                                       ENDED JUNE 30,           ENDED JUNE 30,
                                                     -----------------        -----------------
                                                     1997         1996        1997         1996
                                                     ----         ----        ----         ----
Revenues                                            100.0%       100.0%      100.0%       100.0%
Cost of Product Sold                                 85.2         84.7        84.8         85.8
                                                    -----        -----       -----        -----
 Gross Profit                                        14.8%        15.3%       15.2%        14.2%

Operating Expenses
 Research and development                             2.9%         2.4%        2.7%         2.3%
 Selling, general, and administrative                10.0          8.7         8.5          8.1
                                                    -----        -----       -----        -----
 Total Operating Expenses                            12.9%        11.1%       11.2%        10.4%

Income from operations                                1.9%         4.2%        4.0%         3.8%

 Interest Expense                                     (.5)         (.2)        (.5)         (.3)
 Other income (expense)                                .9           .6          .8           .6
                                                    -----        -----       -----        -----
Earnings before taxes on income and
 equity in income (loss) of affiliate                 2.3%         4.6%        4.3%         4.1%

Equity in income (loss) of affiliate                   .1           --        (1.0)%         --

 Taxes on income                                       .9          2.0         1.7%         1.6
                                                    -----        -----       -----        -----
Net earnings                                          1.5%         2.6%        1.6%         2.5%
                                                    =====        =====       =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE MONTH PERIOD ENDED JUNE 30, 1997, COMPARED TO THE THREE MONTH PERIOD ENDED JUNE 30, 1996

     The Company reported lower sales and earnings for the second quarter of 1997 compared to the same period in 1996. Revenues declined $5.3 million from $44.4 million for the second quarter of 1996 to $39.1 million for the second quarter of 1997, which is a 13.4% reduction. A decline in motorhome revenues of 7.1% and a decline in fire truck revenues of 21.2% accounts for 92% of this reduction in revenues. The decline in motorhome revenues is largely caused by slow sales in the low end of the Company's product line. The decline in fire truck revenues is due to a soft fire truck market and it is anticipated that this market will continue this downward trend into the third quarter.

     Gross profit declined 14.5% from $6.8 million in 1996 to $5.8 million in 1997. Gross margins for the second quarter of 1997 were slightly below the second quarter of 1996, however gross margin has increased 7% from 14.2% to 15.2% for the six month period ended June 30, 1997. This increase in gross margin reflects the Company's investment in new product development which has resulted in new product introductions in the Company's motorhome and school bus chassis businesses.

     Net income declined 51.5% from $1.1 million in the second quarter of 1996 to $.6 million for the second quarter of 1997. Operating expenses increased $96,000 for the second quarter of 1997, primarily due to research and development expenses. Interest expense increased $82,000 due to the $5 million term loan borrowed for the Company's investment in Carpenter Industries.

     Carpenter rebounded from a first quarter loss of approximately $2.7 million to record a modest profit of approximately $100,000 for the second quarter of 1997. The improvement was due to increased revenues of approximately $3.6 million and a continued focus on reducing costs and improving manufacturing operations.

     Total chassis order intake decreased 17% in the second quarter of 1997 compared to the second quarter of 1996. This decrease reflects a reduction in fire truck and motorhome orders with fire truck orders declining 23% and motorhome orders declining 10%.

SIX MONTH PERIOD ENDED JUNE 30, 1997, COMPARED TO THE SIX MONTH PERIOD ENDED JUNE 30, 1996

     Revenues for the six months ended June 30, 1997 were $84.9 million compared with $91.5 million for the same period in 1996, a decrease of 7.7%. Net income for the six months ended June 30, 1997 was $1.4 million compared

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

with $2.4 million for the six months ended June 30, 1996, a decrease of 41.7%. The decline in revenues and income primarily is attributable to a decline in transit bus and fire truck sales. Total chassis production declined 7.2% with fire truck production down 23.3%.

     Gross profit declined .4% during the six months ended June 30, 1997 which reflects the Company's continued emphasis on reducing costs and increasing efficiencies. Also, profit margins for the six months ended June 30, 1997 in the specialty market have improved from the same period in 1996 as the Company continues to focus on diversification into other product lines to reduce the Company's dependence on any single product line.

     Operating expenses for the six months ended June 30, 1997 remained consistent with 1996, however, net interest expense increased $121,000 due to the $10 million investment in Carpenter Industries in January of 1997, which was partially financed with a five-year term loan.

     Total chassis orders declined 7.1% during the six month period of 1997 versus the same period in 1996. This decline primarily is attributable to a 23% decline in fire truck chassis orders.

     At June 30, 1997, the Company had approximately $52.5 million in backlog chassis compared with a backlog of approximately $49.3 million for the same period in 1996. This increase primarily is attributable to an increase in orders for bus chassis. While orders in backlog are subject to modification, cancellation, or rescheduling by customers, the Company has not experienced significant modification, cancellation, or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions, and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its growth through a combination of funds provided from equity offerings, operations, and long- and short-term debt financing. During the six months ended June 30, 1997, cash provided by operating activities was approximately $6.5 million.

     On June 30, 1997, the Company had working capital of $49.7 million compared to $54.8 million on December 31, 1996. The current ratio on June 30, 1997 decreased to 4.4 compared with 5.2 on December 31, 1996. The change in working capital was primarily the result of increases in the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

current portion of long-term debt incurred in the Carpenter investment and an increase in accrued warranty expense to reflect the change to a 36-month warranty from a 12-month warranty.

     The Company currently anticipates that cash generated from operations, the liquidity of short-term investment securities, and its existing credit line will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future. Such factors should provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth either through internal development or through strategic joint ventures or acquisitions.

     Shareholders' equity decreased slightly to approximately $61.3 million as of June 30, 1997. This change primarily is due to the $1.4 million of net earnings offset by the payment of a $.07 per share dividend and the repurchase of 80,100 shares of the Company's common stock. The Company's debt to equity ratio increased to 14.7% on June 30, 1997, compared with 8.5% on December 31, 1996 due to the $5 million of term debt used to partially finance the investment in Carpenter.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15 million at 2% above the 30-day LIBOR, which was 5.75% at June 30, 1997. As of June 30, 1997, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At June 30, 1997, the Company had outstanding letters of credit totaling $200,000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental, and technological factors affecting the Company's operations, markets, products, services, and prices, and other factors discussed in the Company's filings with the Securities and Exchange Commission.

                        PART II.  OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

     The Board of Directors of the Company approved a Series A Preferred Stock Purchase Rights Plan ("Plan"). Under the plan, one Series A Preferred Stock Purchase Right is attached to each outstanding share of common stock, $.01 par value (the "Common Stock"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, no par value, at a price of $50 per share, subject to adjustment, upon certain specified events.
The description and terms of the Rights are set forth in a Rights Agreement ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Company filed a Form 8-A Registration Statement covering the Plan with the Securities and Exchange Commission on June 25, 1997. The Rights Agreement appears as Exhibit 99(a) to that Form 8-A.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The annual meeting of shareholders of Spartan Motors, Inc. was held on June 5, 1997. The purpose of the meeting was to elect directors and transact any other business that properly came before the meeting.

     The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

                                       VOTES CAST
                                                  AUTHORITY
ELECTED DIRECTORS                 FOR          WITHHELD/AGAINST
-----------------                 ---          ----------------
John E. Sztykiel               12,051,763          110,014
Charles E. Nighart             12,065,064           96,713
James C. Penman                12,057,451          104,326

     The following persons continue to serve as directors: George W. Sztykiel, William F. Foster, Anthony G. Sommer, George Tesseris, and David R. Wilson.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

     EXHIBIT NUMBER             DOCUMENT
     --------------             --------

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

         4.1        Spartan Motors, Inc. Restated Articles of Incorporation.
                    See Exhibit 3.1 above.

         4.2        Spartan Motors, Inc. Bylaws.  See Exhibit 3.2 above.

         4.3 Rights Agreement dated June 4, 1997 between Spartan Motors, Inc. and American Stock Transfer & Trust Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

         27         Financial Data Schedule.

    (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the period for which this report is filed.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             SPARTAN MOTORS, INC.


Date: August 14, 1997        By /S/RICHARD J. SCHALTER
                                Richard J. Schalter
                                Secretary and Treasurer
                                (Principal Accounting and Financial
                                Officer)

                               EXHIBIT INDEX


EXHIBIT NUMBER                     DOCUMENT
--------------                     --------

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

     4.1            Spartan Motors, Inc. Restated Articles of Incorporation.
                    See Exhibit 3.1 above.

     4.2            Spartan Motors, Inc. Bylaws.  See Exhibit 3.2 above.

     4.3 Rights Agreement dated June 4, 1997 between Spartan Motors, Inc. and American Stock Transfer & Trust Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

     27             Financial Data Schedule.