Form 10-Q
period 1997-09-30
SPARTAN MOTORS INC
filed 1997-11-14
CIK 743238

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
=============================================================================
                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
              SEPTEMBER 30, 1997                    0-13611


                            SPARTAN MOTORS, INC.
           (Exact Name of Registrant as Specified in Its Charter)

                   MICHIGAN                        38-2078923
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

              1000 REYNOLDS ROAD
              CHARLOTTE, MICHIGAN                     48813
   (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes   __X__                           No  _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                     NOVEMBER 1, 1997
                     -----                     ----------------
         Common stock, $.01 par value         12,555,960 shares




=============================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX
                 ========================================

PART I.  FINANCIAL INFORMATION
                                                                     PAGE
 Item 1.  Financial Statements:

    Consolidated Balance Sheets - September 30, 1997
         (Unaudited) and December 31, 1996                            1-2

    Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1997 and 1996
         (Unaudited)                                                  3-4

    Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996
         (Unaudited)                                                  5-6

    Notes to Unaudited Consolidated Financial Statements              7-9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-13

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                            14

 Item 2.  Changes in Securities                                        14

 Item 3.  Defaults Upon Senior Securities                              14

 Item 4.  Submission of Matters to a Vote of Security-Holders          14

 Item 5.  Other Information                                            14

 Item 6.  Exhibits and Reports on Form 8-K                             14

SIGNATURES                                                             16

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                  SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                  ------------------    -----------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                     $    2,958,121     $   4,912,001
       Investment securities (Note 5)                     4,713,298         8,955,809
       Accounts receivable, less allowance
         for doubtful accounts of $555,746
         in 1997 and $629,000 in 1996                    24,273,785        26,299,698
       Inventories (note 4)                              34,226,327        24,283,517
       Deferred tax benefit                               1,050,845         1,471,700
       Federal taxes receivable                             575,055           925,000

       Other current assets                               1,682,172         1,063,601
                                                     --------------     -------------
         TOTAL CURRENT ASSETS                               479,603        67,911,326
                                                     ==============     =============
PROPERTY, PLANT, AND EQUIPMENT,
       net of accumulated depreciation
       of $9,231,821 and $7,977,012 in
       1997 and 1996, respectively                       11,997,161        11,403,194

EQUITY INVESTMENT IN AFFILIATE                           10,982,145                --

GOODWILL                                                  3,207,442

OTHER ASSETS                                                412,264           368,249
                                                     --------------     -------------
         TOTAL                                        $  96,078,615     $  79,682,769
                                                     ==============     =============

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                  SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                  ------------------    -----------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                              $   10,060,345     $   6,264,362
       Notes Payable                                      1,945,001
       Other current liabilities and
         accrued expenses                                 1,682,846         2,058,820
       Accrued warranty expense                           2,570,263         2,002,870
       Accrued customer rebates                             589,892           480,216
       Accrued taxes payable                              1,949,518                --
       Accrued compensation and related taxes             1,192,618         1,034,496
       Accrued vacation                                     828,350           644,754
       Deposits from customers                            2,309,086                --
       Current portion of long-term debt                  1,232,664           586,000
                                                     --------------     -------------
         TOTAL CURRENT LIABILITIES                       24,360,583        13,071,518

LONG-TERM DEBT, less current portion                      8,678,723         5,206,631
                                                     --------------     -------------
         TOTAL LIABILITIES                               33,039,306        18,278,149

SHAREHOLDERS' EQUITY:
       Preferred Stock, no par value, 2,000,000
         shares authorized (none issued)
       Common Stock, $.01 par value, 23,900,000
         authorized, issued 12,288,372 shares
         in 1997 and 12,354,072 shares in 1996              125,640           123,541
       Additional paid in capital                        23,088,566        21,065,942
       Retained earnings                                 39,829,010        40,195,117
       Valuation allowance                                   (3,907)           20,020
                                                     --------------     -------------
         TOTAL SHAREHOLDERS' EQUITY                      63,039,309        61,404,620
                                                     --------------     -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   96,078,615     $   79,682,769
                                                     ==============     ==============

See notes to unaudited consolidated financial statements.

                            SPARTAN MOTORS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ======================================
                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                       1997               1996
                                                  -------------      -------------
SALES                                             $  38,327,198     $  40,984,645
COST OF PRODUCTS SOLD                                32,890,637        35,221,177
                                                  -------------     -------------
GROSS PROFIT                                          5,436,561         5,763,468

OPERATING EXPENSES
       Research and development                       1,072,512           970,706
       Selling, general, and administrative           3,437,951         3,172,460
                                                  -------------     -------------
OPERATING INCOME                                        926,098         1,620,302

OTHER INCOME EXPENSE
       Interest Expense                                (175,986)         (117,571)
       Interest and Other Income                        152,008           336,765
                                                  -------------     -------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME AND              902,120         1,839,496
       EQUITY IN LOSS OF AFFILIATE

EQUITY IN LOSS OF AFFILIATE                           1,140,798                --
                                                  -------------     -------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                 (238,678)        1,839,496

TAXES ON INCOME                                         226,124           637,000
                                                  -------------     -------------

NET EARNINGS                                      $    (464,802)    $   1,202,496
                                                  =============     =============
NET EARNINGS (LOSS) PER SHARE                     $       (0.04)    $        0.10
                                                  =============     =============
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                      393,000        12,523,000
                                                  =============     =============

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ======================================
                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                       1997              1996
                                                  -------------      ------------
SALES                                             $  123,241,213    $  132,467,697
COST OF PRODUCTS SOLD                                104,867,797       113,712,245
                                                  --------------    --------------
GROSS PROFIT                                          18,373,416        18,755,452

OPERATING EXPENSES
       Research and development                        3,324,732         3,050,796
       Selling, general, and administrative           10,681,546        10,565,404
                                                  --------------    --------------
OPERATING INCOME                                       4,367,138         5,139,252

OTHER INCOME EXPENSE
       Interest Expense                                 (623,439)         (356,929)
       Interest and Other Income                         867,091           944,470
                                                  --------------    --------------
EARNINGS BEFORE TAXES ON INCOME AND
       EQUITY IN LOSS OF AFFILIATE                     4,610,790         5,726,793

EQUITY IN LOSS OF AFFILIATE                            2,017,855                --
                                                  --------------    --------------
EARNINGS BEFORE TAXES ON INCOME                        2,592,935         5,726,793

TAXES ON INCOME                                        1,674,524         2,169,000
                                                  --------------    --------------

NET EARNINGS                                      $      918,411    $    3,557,793
                                                  ==============    ==============
NET EARNINGS PER SHARE                            $         0.07    $         0.28
                                                  ==============    ==============
DIVIDENDS DECLARED PER SHARE                      $         0.07    $         0.05
                                                  ==============    ==============
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                    12,472,000        12,583,000
                                                  ==============    ==============

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ======================================
                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1997               1996
                                                               ------------        -----------
NET EARNINGS                                                   $    918,411        $    3,557,793
                                                               ------------        --------------
       Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                           1,255,665             1,336,582
          Gain on sales of marketable securities and
            fixed assets                                            (49,785)               (4,383)
          Equity in net loss of affiliate                         2,017,855                    --
       Change in Assets and Liabilities net of effects of
       Acquisition of Subsidiaries
            Accounts receivable                                   5,043,583             (8,341,144)
            Inventories                                          (3,826,311)            (2,950,232)
            Deferred tax benefit                                    444,255                (92,000)
            Federal taxes receivable                                349,945                    --
            Other current assets                                    (98,461)               281,014
            Accounts payable                                        819,889              5,725,558
            Other current liabilities and accrued expenses         (739,526)               340,685
            Accrued warranty expense                                505,276                172,194
            Accrued customer rebate                                  95,588               (343,471)
            Accrued taxes payable                                 1,805,924               (142,000)
            Accrued compensation and related taxes                  (62,860)               330,000
            Other                                                  (169,891)
                                                               ------------         --------------
          TOTAL ADJUSTMENTS                                       7,391,146             (3,687,197)
                                                               ------------         --------------
          NET CASH PROVIDED BY (USED IN) OPERATING
             ACTIVITIES                                             309,557               (129,404)

                           SPARTAN MOTORS, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-CONTINUED
                  ======================================
                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                     1997               1996
                                                                 ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, plant, and equipment             $    (1,182,951)    $   (1,130,708)
       Proceeds from sales of property, plant
          and equipment                                                 18,600
       Purchases of investment securities                           (9,262,827)        (3,616,662)
       Proceeds from sales of investment securities                 13,531,196          2,001,182
       Investment in Affiliate                                     (13,000,000)
       Acquisition of Subsidiaries, net of cash rec'd              (73,995,981)
       Principal repayment on notes receivable                              --          1,061,219
                                                               ---------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                                 (891,963)        (1,684,969)


CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable                             $     1,795,000     $
       Proceeds on notes payable                                      (266,510)
       Proceeds from long-term debt                                  5,000,000
       Proceeds from exercise of stock options                         229,783             85,360
       Payments on long-term debt                                   (1,708,498)          (341,943)
       Purchase of treasury stock                                     (556,037)        (1,516,925)
       Dividends paid                                                 (865,212)          (626,679)
                                                               ---------------     --------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  3,628,526         (2,400,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     --            176,842
                                                               ---------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,953,880)        (4,037,718)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,912,001          5,202,595
                                                               ===============     ==============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     2,958,121     $    1,164,877
                                                               ===============     ==============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION: Cash paid for interest was $623,014 and $357,729 for the nine months ended September 30, 1997 and 1996, respectively. Cash paid for income taxes was $633,508 and $1,871,000 for the nine months ended September 30, 1997 and 1996 respectively.

See notes to unaudited consolidated financial statements.
                                      -6-

                           SPARTAN MOTORS, INC.

           NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                  ______________________________________

NOTE 1 For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 1997.

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of September 30, 1997, and the results of operations for the three and nine month periods ended September 30, 1997 and 1996.

NOTE 3 The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

                                SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                ------------------       -----------------
 Finished goods                    $  3,088,045             $  2,449,406
 Raw materials and
    purchased components             28,332,154               22,057,444
 Work in process                      3,834,437                  528,667
 Obsolescence reserve                (1,028,309)                (752,000)
                                   ------------             ------------
                                   $ 34,226,327             $ 24,283,517
                                   ============             ============

NOTE 5 In January 1997 the Company acquired a 33% interest in Carpenter Industries, Inc. ("Carpenter") for approximately $10 million. In the third quarter of 1997, Spartan Motors increased its investment in Carpenter by $3 million, in conjunction with equal contributions by the other Shareholders of Carpenter Industries. Carpenter is a manufacturer of school bus bodies and chassis.
         The Company accounts for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet as of September 30, 1997 and the results of its operations for the nine-month period ended September 30, 1997 are as follows:

                           SPARTAN MOTORS, INC.

                  ______________________________________

                                           SEPTEMBER 30, 1997
                                           ------------------
                                               (Unaudited)
 Balance Sheet
    Total Assets                             $  69,075,675
                                             =============
   Total Liabilities                            46,628,838
    Stockholders' Equity                        22,446,837
    Total Liabilities and Equity             $  69,075,675
                                             =============
 Income Statement
    Revenues                                 $  57,383,327

    Loss before interest and taxes              (3,395,221)

    Net Loss                                 $  (6,053,564)
                                             =============

NOTE 6 During the six months ended September 30, 1997, shareholders' equity changed as follows:

 Balance at December 31, 1996                  $  61,404,620
 Net earnings                                        918,411
 Exercise of stock options                           229,783
 Dividends paid                                     (865,212)
 Purchase and constructive
   retirement of stock                              (556,037)
 Stock Issued In Purchase of
   Subsidiary                                      1,931,671
 Valuation allowance - investment
    securities                                       (23,927)
                                               -------------
 Balance at September 30, 1997                 $  63,039,309
                                               =============

NOTE 7 During the third quarter of 1997, the Company completed acquisitions of two fire truck apparatus manufacturers. On August 21, 1997, the Company purchased all of the stock of

         Luverne Fire Truck Apparatus Co., Ltd. On August 31, 1997, the Company entered into an Agreement and Plan of Merger with CTS Holding Company, Inc (CTS) in connection with the acquisition of Quality Manufacturing, Inc. The purchase price paid for the two companies was $6,077,896 including cash consideration of $4,146,315 with the balance funded through the issuance of 253,338 shares of the Company's Common Stock. The fair market value of the Company's common stock on the effective date of the transaction was $7-5/8 per share. Funds for the payment of the purchase price were primarily provided through cash from operations.

         The acquisitions were accounted for using the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, $2,961,127, has been recorded as goodwill, which will be amortized over 15 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of $9,695,376; property plant and equipment of $685,281; other assets of $26,318; current liabilities of $6,859,511; and long-term liabilities of $827,254.

         The following pro forma results of the operations for the nine months ended September 30, 1997 and 1996, assume the acquisition occurred at the beginning of the respective periods. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect on the dates indicated, or of the results which may occur in the future.

                                    FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                  ------------------------------
                                       1997              1996
                                  --------------     -----------
 Net Sales                        $  143,640,484     151,435,548
 Net Earnings                          1,539,891       4,470,836
 Earnings per Share                         0.12            0.36

NOTE 8 The Financial Accounting Standards Board has issued three new accounting standards, which apply, to the Company. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements issued after December 31, 1997, requires companies to present earnings per share on the face of the income statement in two categories

                           SPARTAN MOTORS, INC.

                  ______________________________________

         called "Basic and Diluted" and requires restatement of all periods presented. The Company will adopt SFAS No. 128 during the fourth quarter of 1997. The Company anticipates that the adoption of SFAS No. 128 will not have a material impact on earnings per share.

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

NOTE 9 The Company has entered into a letter of intent to acquire a third fire truck manufacturer and it is expected that the transaction will close by the end of the fourth quarter of 1997.

NOTE 10 Additional Information. The Company has entered into a letter to acquire a third fire truck manufacturer and it is expected that the transaction will close by the end of the fourth quarter of 1997.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the major elements impacting the Company's financial and operating results for the three month and nine month periods ended September 30, 1997 compared to the same periods ended September 30, 1996. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                               THREE MONTHS             NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            -------------------     ------------------
                                              1997       1996         1997       1996
                                              ----       ----         ----       ----
Revenues                                     100.0%     100.0%       100.0%     100.0%
Cost of Product Sold                          85.8       85.9         85.1       85.8
  Gross Profit                                14.2%      14.1%        14.9%      14.2%

Operating Expenses
  Research and development                     2.8%       2.4%         2.7%       2.3%
  Selling, general, and administrative         9.0        7.7          8.7        8.0
  Total Operating Expenses                    11.8%      10.1%        11.4%      10.3%

Income from operations                         2.4%       4.0%         3.5%       3.9%

  Interest Expense                             (.4)       (.3)         (.5)       (.3)
  Other income (expense)                        .4         .8           .7         .7
Earnings before taxes on income and equity
  in income (loss) of affiliate                2.4%       4.5%         4.2%       4.3%

Equity in loss of affiliate                    3.0           --        1.6         --

  Taxes on income                               .6          1.6        1.4%       1.6
Net earnings (loss)                           (1.2)%        2.9%        .7%       2.7%

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997, COMPARED TO THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 1996

     The Company reported lower sales and earnings for the third quarter of 1997 compared to the same period in 1996. Revenues declined $2.7 million from $41.0 million for the third quarter of 1996 to $38.3 million for the third quarter of 1997 which is a 6.5% reduction. A decline in school bus revenues of 88.3% and a decline in bus and specialty chassis revenues of 21.0% accounted for the majority of this reduction in revenues. The decline in school bus revenues is caused by reduced sales to Carpenter Industries, which had a slow third quarter. However, during the third quarter of 1997, Carpenter did secure two significant orders from the states of Florida and Kentucky which gives Carpenter a solid backlog going into 1998.

     Gross profit declined 5.7% from $5.8 million in 1996 to $5.4 million in 1997. Gross margins increased slightly for the third quarter of 1997 in relation to the third quarter of 1996. Notably, the gross margin on the Chassis business increased nearly 6% during this quarter, however the recently acquired apparatus subsidiaries operate at smaller gross margins than the Company has been earning historically. This increase in gross margin in the chassis product line reflects the results of the Company's efforts to reduce costs and increase efficiencies.

     Net income declined from $1.2 million in the third quarter of 1996 to a loss of $.5 million for the third quarter of 1997. This loss is largely attributable to the equity in loss of Carpenter Industries, which was $1.1 for the third quarter of 1997. Operating expenses increased $367,000 for the third quarter of 1997 primarily due to the consolidation of the newly acquired subsidiaries. Interest expense increased $58,000 and other income decreased $50,000 primarily because of the $13 million dollar investment in Carpenter over the last nine months, which was funded by $5 million dollars of debt, $5 million dollars of liquidated marketable securities, and 3 million dollars of cash.

     The equity in loss of affiliate represents the Company's one-third share of the $3.4 million dollar loss recorded by Carpenter for the three months ended September 30, 1997.

     Total chassis order intake decreased 57% in the third quarter of 1997 compared to the third quarter of 1996. This increase primarily is in the bus and motor home product lines with the majority of the increase coming from both transit and school bus orders.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    NINE MONTH PERIOD ENDED SEPTEMBER 30, 1997, COMPARED TO THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 1996

     Revenues for the nine months ended September 30, 1997 were $123.2 million compared with $132.5 million for the same period in 1996, a decrease of 7.0%. Net income for the nine months ended September 30, 1997 was $918,411 compared with $3.6 million for the nine months ended September 30, 1996, a decrease of 74.2%. This reduction in net income is primarily due to the $2.0 million equity in loss in Carpenter Industries. The decline in revenues is primarily due to a $7.8 million dollar decline in fire truck chassis sales and a $4.4 million dollar decline in bus sales. Total chassis production declined 10.5% with fire truck production down 19.3% and bus production down 32.3%.

     Gross profit declined 2.0% or $382,036 during the nine months ended September 30, 1997 compared to the nine months ended September 30, 1996. However, gross margins increased a full percentage point from 14.2% in 1996 to 14.9%, which is a 7% increase during the same period. This increase in margins reflects the Company's continued emphasis on reducing costs and increasing efficiencies. Also, profit margins for the nine months ended September 30, 1997 in the specialty market have improved from the same period in 1996 as the Company continues to focus on diversification into other product lines to reduce the Company's dependence on any single product line.

    Operating expenses for the nine months ended September 30, 1997 remained consistent with 1996. However, net interest expense increased $266,510 and interest income declined $37,000 largely due to the $13 million investment in Carpenter Industries in January of 1997, which was partially financed with a five year term loan and $5.0 million dollar liquidation of marketable securities.

     Total chassis orders increased 4.7% during the nine-month period of 1997 versus the same period in 1996. This increase primarily is attributable to a 10.5% increase in motor home orders and a 15.6% increase in bus and specialty orders while fire truck chassis orders declined 34.7%.

     At September 30, 1997, the Company had approximately $66.2 million in chassis backlog compared with a backlog of approximately $44.8 million for the same period in 1996. This increase primarily is attributable to an increase in orders for bus chassis. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions, major component

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

availability and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its growth through a combination of funds provided from equity offerings, operations and long-term and short-term debt financing. During the nine months ended September 30, 1997, cash provided by operating activities was approximately $8.1 million.

     On September 30, 1997, the Company had working capital of $45.1 million compared to $54.8 million at December 31, 1996. The current ratio on September 30, 1997 decreased to 2.9 compared with 5.2 on December 31, 1996. The change in working capital was primarily the result of increases in the current portion of long-term debt incurred in the Carpenter Industries investment and the impact of the consolidation of the two subsidiaries purchased in August of 1997. The two subsidiaries account for the deposits from customers and an increase in receivable and inventories.

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

     Shareholders equity decreased slightly to approximately $63.0 million as of September 30, 1997. This change primarily is due to the $.9 million of net earnings offset by the payment of a $.07 per share dividend, the repurchase of 80,100 shares of the Company's common stock and the issuance of 253,338 shares of common stock for the purchase of Quality Manufacturing. The Company's debt to equity ratio increased to 13.8% on September 30, 1997, compared with 8.5% on December 31, 1996 due to the $5 million of term debt used to partially finance the investment in Carpenter.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15 million at 2% above the 30-day LIBOR, which was 5.75% at June 30, 1997. As of September 30, 1997, 1.0 million was outstanding against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At June 30, 1997, the Company had outstanding letters of credit totaling $200,000.

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

                        PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     The Company is party, both as plaintiff and defendant to a number of lawsuits and claims arising out of the normal course of business. It is the best judgement of management that the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

ITEM 2. CHANGES IN SECURITIES

     The Board of Directors of the Company approved a Series A Preferred Stock Purchase Rights Plan ("Plan"). Under the plan, one Series A Preferred Stock Purchase Right is attached to each outstanding share of common stock, $.01 par value ("the Common Stock"), of the Company. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share of Series A Preferred Stock, no par value, at a price of $50 per share, subject to adjustment, upon a certain specified events. The description and terms of the Rights agreement are set forth in a Rights Agreement ("Rights Agreement") between the Company and American Stock Transfer & Trust Company, as Rights Agent. The Company filed a form 8-A Registration Statement covering the Plan with the Securities and Exchange Commission on June 25, 1997. The Rights Agreement appears as
Exhibit 99(a) to that Form 8-K.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    NOT APPLICABLE

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

    NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

 EXHIBIT NO.                      DOCUMENT
 -----------                      --------

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

 4.1      Spartan Motors, Inc. Restated Articles of Incorporation.  See
          Exhibit 3.1 above.

 4.2      Spartan Motors, Inc. Bylaws.  See Exhibit 3.2 above.

 4.3 Rights Agreement dated June 4, 1997 between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

 27 Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on August 8, 1997 regarding a merger with CTS Holding Company, Inc. in connection with the Company's acquisition of Quality Manufacturing, Inc. of Talledaga, Alabama. The Company filed a Form 8-K on August 11, 1997 regarding the Company's stock purchase of Luverne Fire Apparatus Co., Ltd. of Brandon, South Dakota.

                                SIGNATURES


 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SPARTAN MOTORS, INC.


Date: November 14, 1997           By  /S/RICHARD J. SCHALTER
                                      Richard J. Schalter
                                      Secretary and Treasurer
                                      (Principal Accounting and Financial
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

      4.1    Spartan Motors, Inc. Restated Articles of Incorporation.  See
             Exhibit 3.1 above.

      4.2    Spartan Motors, Inc, Bylaws.  See Exhibit 3.2 above.

      4.3 Rights Agreement dated June 4, 1997 between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

      27     Financial Data Schedule.