Form 10-Q/A
period 1997-09-30
SPARTAN MOTORS INC
filed 1997-11-24
CIK 743238

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
=============================================================================
                                 FORM 10-Q/A
                              (AMENDMENT NO. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

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

PART I.  FINANCIAL INFORMATION
                                                                     PAGE
 Item 1.  Financial Statements:

    Consolidated Balance Sheets - September 30, 1997
         (Unaudited) and December 31, 1996                            1-2

    Consolidated Statements of Operations -
         Three and Nine Months Ended September 30, 1997 and 1996
         (Unaudited)                                                  3-4

    Consolidated Statements of Cash Flows -
          Nine Months Ended September 30, 1997 and 1996
         (Unaudited)                                                  5-6

    Notes to Unaudited Consolidated Financial Statements              7-9

 Item 2. Management's Discussion and Analysis of Financial
         Condition and Results of Operations                        10-13

PART II.  OTHER INFORMATION

 Item 1.  Legal Proceedings                                            14

 Item 2.  Changes in Securities                                        14

 Item 3.  Defaults Upon Senior Securities                              14

 Item 4.  Submission of Matters to a Vote of Security-Holders          14

 Item 5.  Other Information                                            14

   Item 6.  Exhibits and Reports on Form 8-K                        14-15

SIGNATURES                                                             16

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                  SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                  ------------------    -----------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
       Cash and cash equivalents                     $    2,958,121       $   4,912,001
       Investment securities                              4,713,298           8,955,809
       Accounts receivable, less allowance
         for doubtful accounts of $555,746
         in 1997 and $629,000 in 1996                    24,273,785          26,299,698
       Inventories (note 4)                              34,226,327          24,283,517
       Deferred tax benefit                               1,050,845           1,471,700
       Federal taxes receivable                             575,055             925,000

       Other current assets                               1,682,172           1,063,601
                                                     --------------       -------------
         TOTAL CURRENT ASSETS                            69,479,603          67,911,326

PROPERTY, PLANT AND EQUIPMENT,
       net of accumulated depreciation
       of $9,231,821 and $7,977,012 in
       1997 and 1996, respectively                       11,997,161          11,403,194

EQUITY INVESTMENT IN AFFILIATE                           10,982,145                  --

GOODWILL                                                  3,207,442

OTHER ASSETS                                                412,264             368,249
                                                     --------------       -------------
         TOTAL                                       $   96,078,615       $  79,682,769
                                                     ==============       =============

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                  SEPTEMBER 30, 1997    DECEMBER 31, 1996
                                                  ------------------    -----------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable                              $   10,060,345       $   6,264,362
       Notes payable                                      1,945,001
       Other current liabilities and
         accrued expenses                                 1,682,846           2,058,820
       Accrued warranty expense                           2,570,263           2,002,870
       Accrued customer rebates                             589,892             480,216
       Accrued taxes payable                              1,949,518                  --
       Accrued compensation and related taxes             1,192,618           1,034,496
       Accrued vacation                                     828,350             644,754
       Deposits from customers                            2,309,086                  --
       Current portion of long-term debt                  1,232,664             586,000
                                                     --------------       -------------
         TOTAL CURRENT LIABILITIES                       24,360,583          13,071,518

LONG-TERM DEBT, less current portion                      8,678,723           5,206,631
                                                     --------------       -------------
         TOTAL LIABILITIES                               33,039,306          18,278,149

SHAREHOLDERS' EQUITY:
       Preferred Stock, no par value, 2,000,000
         shares authorized (none issued)
       Common Stock, $.01 par value, 23,900,000
         authorized, issued 12,288,372 shares
         in 1997 and 12,354,072 shares in 1996              125,640             123,541
       Additional paid in capital                        23,088,566          21,065,942
       Retained earnings                                 39,829,010          40,195,117
       Valuation allowance                                   (3,907)             20,020
                                                     --------------       -------------
         TOTAL SHAREHOLDERS' EQUITY                      63,039,309          61,404,620
                                                     --------------       -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $   96,078,615       $  79,682,769
                                                     ==============       =============

See notes to unaudited consolidated financial statements.

                            SPARTAN MOTORS, INC.

              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ======================================
                                                  THREE MONTHS ENDED SEPTEMBER 30,
                                                  --------------------------------
                                                       1997               1996
                                                  -------------      -------------
SALES                                             $  38,327,198     $  40,984,645
COST OF PRODUCTS SOLD                                32,890,637        35,221,177
                                                  -------------     -------------
GROSS PROFIT                                          5,436,561         5,763,468

OPERATING EXPENSES
       Research and development                       1,072,512           970,706
       Selling, general and administrative            3,437,951         3,172,460
                                                  -------------     -------------
OPERATING INCOME                                        926,098         1,620,302

OTHER INCOME EXPENSE
       Interest Expense                                (175,986)         (117,571)
       Interest and Other Income                        152,008           336,765
                                                  -------------     -------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME AND              902,120         1,839,496
       EQUITY IN LOSS OF AFFILIATE

EQUITY IN LOSS OF AFFILIATE                           1,140,798                --
                                                  -------------     -------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                 (238,678)        1,839,496

TAXES ON INCOME                                         226,124           637,000
                                                  -------------     -------------

NET EARNINGS (LOSS)                               $    (464,802)    $   1,202,496
                                                  =============     =============
NET EARNINGS (LOSS) PER SHARE                     $       (0.04)    $        0.10
                                                  =============     =============
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                   12,393,000        12,523,000
                                                  =============     =============

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ======================================
                                                  NINE MONTHS ENDED SEPTEMBER 30,
                                                  -------------------------------
                                                       1997              1996
                                                  -------------      ------------
SALES                                             $  123,241,213    $  132,467,697
COST OF PRODUCTS SOLD                                104,867,797       113,712,245
                                                  --------------    --------------
GROSS PROFIT                                          18,373,416        18,755,452

OPERATING EXPENSES
       Research and development                        3,324,732         3,050,796
       Selling, general and administrative            10,681,546        10,565,404
                                                  --------------    --------------
OPERATING INCOME                                       4,367,138         5,139,252

OTHER INCOME (EXPENSE)
       Interest Expense                                 (623,439)         (356,929)
       Interest and Other Income                         867,091           944,470
                                                  --------------    --------------
EARNINGS BEFORE TAXES ON INCOME AND
       EQUITY IN LOSS OF AFFILIATE                     4,610,790         5,726,793

EQUITY IN LOSS OF AFFILIATE                            2,017,855                --
                                                  --------------    --------------
EARNINGS BEFORE TAXES ON INCOME                        2,592,935         5,726,793

TAXES ON INCOME                                        1,674,524         2,169,000
                                                  --------------    --------------

NET EARNINGS                                      $      918,411    $    3,557,793
                                                  ==============    ==============
NET EARNINGS PER SHARE                            $         0.07    $         0.28
                                                  ==============    ==============
DIVIDENDS DECLARED PER SHARE                      $         0.07    $         0.05
                                                  ==============    ==============
WEIGHTED AVERAGE COMMON SHARES
       OUTSTANDING                                    12,472,000        12,583,000
                                                  ==============    ==============

See notes to unaudited consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ======================================
                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                   1997               1996
                                                               ------------        -----------
NET EARNINGS                                                   $    918,411        $   3,557,793
                                                               ------------        -------------
       Adjustments to reconcile net earnings to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                           1,255,665            1,336,582
          Gain on sales of marketable securities and
            fixed assets                                            (49,785)              (4,383)
          Equity in net loss of affiliate                         2,017,855                   --
       Change in Assets and Liabilities net of effects of
       Acquisition of Subsidiaries
            Accounts receivable                                   5,043,583           (8,341,144)
            Inventories                                          (3,826,311)          (2,950,232)
            Deferred tax benefit                                    444,255              (92,000)
            Federal taxes receivable                                349,945                   --
            Other current assets                                    (98,461)             281,014
            Accounts payable                                        819,889            5,725,558
            Other current liabilities and accrued expenses         (739,526)             340,685
            Accrued warranty expense                                505,276              172,194
            Accrued customer rebate                                  95,588             (343,471)
            Accrued taxes payable                                 1,805,924             (142,000)
            Accrued compensation and related taxes                  (62,860)             330,000
            Other                                                  (169,891)
                                                               ------------        -------------
          TOTAL ADJUSTMENTS                                       7,391,146           (3,687,197)
                                                               ------------        -------------
          NET CASH PROVIDED BY (USED IN) OPERATING
             ACTIVITIES                                           8,309,557             (129,404)

                           SPARTAN MOTORS, INC.

        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)-CONTINUED
                  ======================================
                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                 -------------------------------
                                                                     1997               1996
                                                                 ------------        -----------
CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of property, plant and equipment              $    (1,182,951)     $  (1,130,708)
       Proceeds from sales of property, plant
          and equipment                                                 18,600
       Purchases of investment securities                           (9,262,827)        (3,616,662)
       Proceeds from sales of investment securities                 13,531,196          2,001,182
       Investment in affiliate                                     (13,000,000)
       Acquisition of subsidiaries, net of cash received            (3,995,981)
       Principal repayment on notes receivable                              --          1,061,219
                                                               ---------------     --------------
NET CASH USED IN INVESTING ACTIVITIES                              (13,891,963)        (1,684,969)

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from notes payable                             $     1,795,000      $
       Payments on notes payable                                      (266,510)
       Proceeds from long-term debt                                  5,000,000
       Proceeds from exercise of stock options                         229,783             85,360
       Payments on long-term debt                                   (1,708,498)          (341,943)
       Purchase of treasury stock                                     (556,037)        (1,516,925)
       Dividends paid                                                 (865,212)          (626,679)
                                                               ---------------      -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                  3,628,526         (2,400,187)

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                     --            176,842
                                                               ---------------      -------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                           (1,953,880)        (4,037,718)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     4,912,001          5,202,595
                                                               ===============      =============
CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $     2,958,121      $   1,164,877
                                                               ===============      =============

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

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of September 30, 1997 and the results of operations for the three and nine month periods ended September 30, 1997 and 1996.

NOTE 3 The results of operations for the nine month period ended September 30, 1997, are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

                                SEPTEMBER 30, 1997       DECEMBER 31, 1996
                                ------------------       -----------------
 Finished goods                    $  3,088,045             $  2,449,406
 Raw materials and
    purchased components             28,332,154               22,057,444
 Work in process                      3,834,128                  528,667
 Obsolescence reserve                (1,028,000)                (752,000)
                                   ------------             ------------
                                   $ 34,226,327             $ 24,283,517
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

                           SPARTAN MOTORS, INC.
      NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS-CONTINUED
                  ______________________________________

                                           SEPTEMBER 30, 1997
                                           ------------------
                                               (Unaudited)
 Balance Sheet
    Total Assets                             $  69,075,675
                                             =============
   Total Liabilities                            46,628,838
    Stockholders' Equity                        22,446,837
                                             -------------
    Total Liabilities and Equity             $  69,075,675
                                             =============
 Income Statement
    Revenues                                 $  57,383,327

    Loss before interest and taxes              (3,395,221)

    Net Loss                                 $  (6,053,564)
                                             =============

NOTE 6 During the six months ended September 30, 1997, shareholders' equity changed as follows:

 Balance at December 31, 1996                  $  61,404,620
 Net earnings                                        918,411
 Exercise of stock options                           229,783
 Dividends paid                                     (865,212)
 Purchase and constructive
   retirement of stock                              (556,037)
 Stock issued in purchase of
   subsidiary                                      1,931,671
 Valuation allowance - investment
    securities                                       (23,927)
                                               -------------
 Balance at September 30, 1997                 $  63,039,309
                                               =============

   NOTE 7 During the third quarter of 1997, the Company completed acquisitions of two fire truck apparatus manufacturers. On

         August 21, 1997, the Company purchased all of the outstanding stock of Luverne Fire Apparatus Co., Ltd. On August 14, 1997, the Company acquired all of the outstanding stock of CTS Holding Company, Inc.
         (CTS) in connection with the acquisition of Quality Manufacturing, Inc., a wholly owned subsidiary of CTS. On August 15, 1997, CTS was merged with and into Spartan Quality, Inc., a newly formed corporation and wholly owned subisidiary of the Company. The purchase price paid for the two companies was $6,077,896 including cash consideration of $4,146,315 with the balance funded through the issuance of 253,338 shares of the Company's Common Stock. The fair market value of the Company's Common Stock on the effective date of the transaction was $7-5/8 per share. Funds for the payment of the purchase price were primarily provided through cash from operations.

         The acquisitions were accounted for using the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, $2,961,127, has been recorded as goodwill, which will be amortized over 15 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of $9,695,376; property, plant and equipment of $685,281; other assets of $26,318; current liabilities of $6,859,511; and long-term liabilities of $827,254.

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

                                    FOR THE NINE MONTHS ENDED
                                          SEPTEMBER 30,
                                  ------------------------------
                                       1997              1996
                                  --------------     -----------
 Net Sales                        $  143,640,484     $  151,435,548
 Net Earnings                          1,539,891          4,470,836
 Earnings per Share                         0.12               0.36

NOTE 8 The Financial Accounting Standards Board has issued three new accounting standards, which apply, to the Company. Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share," which is effective for financial statements issued after December 31, 1997, requires companies to present earnings per

                           SPARTAN MOTORS, INC.

                  ______________________________________

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

         SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" which is effective for fiscal years beginning after December 15, 1997, requires that a public business enterprise report financial and descriptive information about its reportable operating segments. The Company will adopt SFAS No. 131 in 1998.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                               THREE MONTHS             NINE MONTHS
                                            ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                            -------------------     ------------------
                                              1997       1996         1997       1996
                                              ----       ----         ----       ----
Revenues                                     100.0%     100.0%       100.0%     100.0%
Cost of Product Sold                          85.8       85.9         85.1       85.8
                                             -----      -----        -----      -----
  Gross Profit                                14.2%      14.1%        14.9%      14.2%

Operating Expenses
  Research and development                     2.8%       2.4%         2.7%       2.3%
  Selling, general and administrative          9.0        7.7          8.7        8.0
                                             -----      -----        -----      -----
  Total Operating Expenses                    11.8%      10.1%        11.4%      10.3%

Income from operations                         2.4%       4.0%         3.5%       3.9%

  Interest expense                             (.4)       (.3)         (.5)       (.3)
  Other income (expense)                        .4         .8           .7         .7
                                             -----      -----        -----      -----
Earnings before taxes on income and equity
  in income (loss) of affiliate                2.4%       4.5%         3.7%       4.3%

Equity in loss of affiliate                    3.0         --          1.6         --

  Taxes on income                               .6        1.6          1.4%       1.6
                                             -----      -----        -----      -----
Net earnings (loss)                           (1.2)%      2.9%          .7%       2.7%
                                             =====      =====        =====      =====

                                          -11-

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

     Net income declined from $1.2 million in the third quarter of 1996 to a loss of $.5 million for the third quarter of 1997. This loss is largely attributable to the equity in loss of Carpenter Industries, which was $1.1 for the third quarter of 1997. Operating expenses increased $367,000 for the third quarter of 1997 primarily due to the consolidation of the newly acquired subsidiaries. Interest expense increased $58,000 and other income decreased $50,000 primarily because of the $13 million dollar investment in Carpenter over the last nine months, which was funded by $5 million dollars of debt, $5 million dollars of liquidated marketable securities and 3 million dollars of cash.

     The equity in loss of affiliate represents the Company's one-third share of the $3.4 million dollar loss recorded by Carpenter for the three months ended September 30, 1997.

     Total chassis order intake increased 57% in the third quarter of 1997 compared to the third quarter of 1996. This increase primarily is in the bus and motor home product lines with the majority of the increase coming from both transit and school bus orders.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company historically has financed its growth through a combination of funds provided from equity offerings, operations and long-term and short-term debt financing. During the nine months ended September 30, 1997, cash provided by operating activities was approximately $8.3 million.

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

     The Company currently anticipates that cash generated from operations, the liquidity of short-term investment securities and its existing credit line will be sufficient to satisfy working capital and capital expenditure requirements for the foreseeable future. Such factors should provide the Company with financial flexibility to respond quickly to business opportunities as they arise, including opportunities for growth either through internal development or through strategic joint ventures or acquisitions.

     Shareholders equity increased slightly to approximately $63.0 million as of September 30, 1997. This change primarily is due to the $.9 million of net earnings offset by the payment of a $.07 per share dividend, the repurchase of 80,100 shares of the Company's Common Stock and the issuance of 253,338 shares of Common Stock for the purchase of Quality Manufacturing. The Company's debt to equity ratio increased to 13.8% on September 30, 1997, compared with 8.5% on December 31, 1996 due to the $5 million of term debt used to partially finance the investment in Carpenter.

     The Company's unsecured line of credit with a bank provides for maximum borrowings of $15 million at 2% above the 30-day LIBOR, which was 5.75% at September 30, 1997. As of September 30, 1997, $1.0 million was outstanding against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $400,000. At September 30, 1997, the Company had outstanding letters of credit totaling $200,000.

SAFE HARBOR STATEMENT UNDER THE PRIVATE SECURITIES LITIGATION REFORM ACT OF
1995

     Except for the historical information contained herein, the matters discussed in this Form 10-Q are forward-looking statements which involve risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the Company's operations, markets, products, services and prices and other factors discussed in the Company's filings with the Securities and Exchange Commission.

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

    NOT APPLICABLE

ITEM 5.  OTHER INFORMATION

    NOT APPLICABLE

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) EXHIBITS. The following documents are filed as exhibits to this report on Form 10-Q:

 EXHIBIT NO.                      DOCUMENT
 -----------                      --------

    3.1 Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.

 3.2 Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.

 4.1      Spartan Motors, Inc. Restated Articles of Incorporation.  See
          Exhibit 3.1 above.

 4.2      Spartan Motors, Inc. Bylaws.  See Exhibit 3.2 above.

 4.3 Rights Agreement dated June 4, 1997 between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an exhibit to the Company's Form 8-A filed on June 25, 1997 and incorporated herein by reference.

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

                                  SPARTAN MOTORS, INC.


Date: November 24, 1997           By  /S/RICHARD J. SCHALTER
                                      Richard J. Schalter
                                      Secretary and Treasurer
                                      (Principal Accounting and Financial
                                         Officer)

                               EXHIBIT INDEX


EXHIBIT NUMBER               DOCUMENT
--------------               --------

      3.1 Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.

      3.2 Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995 and incorporated herein by reference.

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