Form 10-K405
period 1997-12-31
SPARTAN MOTORS INC
filed 1998-03-31
CIK 743238

===========================================================================

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended December 31, 1997

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _________ to _________

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

                         Yes __X__         No _____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.   [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

        Aggregate Market Value as of March 26, 1998:  $108,338,547

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 26, 1998: 12,560,991 shares

                    DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for its May 19, 1998, annual meeting of shareholders are incorporated by reference in Part III.

===========================================================================

                                  PART I

ITEM 1.  BUSINESS.

GENERAL

Spartan Motors, Inc. ("Spartan" or the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

Spartan is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The Company's chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for some applications, a cab. The Company's customers are original equipment manufacturers ("OEMs") who complete their vehicle product by mounting the body or apparatus on a Spartan chassis.

The Company's business strategy is to further diversify its product lines and develop its design, engineering and manufacturing expertise to be the best value producer of custom chassis to the national and international marketplace. The Company sells its chassis to four principal markets: fire truck, motorhome, school and transit bus and step van and specialty. Spartan focuses on certain custom niches within its four principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the other three principal chassis markets. Thus, in the past three years management has placed special emphasis on further diversification into the school bus, transit bus, step van and specialty chassis markets.

In its continued efforts to diversify, the Company completed acquisitions of two fire truck apparatus companies in the third quarter of 1997 and one emergency vehicle manufacturer in the first quarter of 1998. The OEMs, Brandon, South Dakota-based Luverne Fire Apparatus Co., Ltd. and Talladega, Alabama-based Quality Manufacturing, Inc. have been Spartan customers for years. The premium ambulance manufacturer, St. Paul, Minnesota-based Road Rescue, Inc., is a new market for the Company. The Company believes that the acquisition of an ambulance manufacturer expands product diversification and growth opportunities. The acquisitions are expected to place the acquired companies and Spartan in a position to take advantage of coordinated purchasing opportunities and improved supplier relations. The acquired companies are separate subsidiaries of Spartan and are operated under the management that existed within each company immediately before the acquisitions.

Also, during the first quarter of 1997, the Company purchased a 33-1/3% equity interest in school bus body maker Carpenter Industries, Inc. ("Carpenter"). This investment should enable Spartan to expand its presence and to continue to enter in the school bus market and the step van chassis market. This investment in privately-held Carpenter is in equal partnership with San Mateo, California-based Recovery Equity Investors, Inc. and former sole owners Dr. Beurt SerVaas and SerVaas, Inc.

Spartan manufactures its chassis with commercially available components purchased from outside suppliers. This purchasing strategy allows the Company to service finished products with ease, control production costs and expedite the development of new products. The Company manufactures chassis only upon receipt of confirmed orders; thus, it does not have significant amounts of completed product inventory.

The Company prides itself on the "Spartan" method of conducting business, which features frugality, limited corporate bureaucracy and proactive associate involvement. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using internally or externally generated equity capital as its primary source of expansion capital.

PRODUCTS

The Company is organized into two principal groups, the Chassis Group and the Emergency Vehicle Group.


     CHASSIS GROUP

The Company has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Company engineers, manufactures and markets chassis for fire trucks, motorhomes, school buses, transit buses, step van and specialty applications such as tool trucks, airport sweepers, utility trucks and crash-rescue apparatus. As a specialized chassis producer, the Company believes that it holds a unique position, due to its engineering reaction time, manufacturing expertise and flexibility, to profitably manufacture chassis with a specialized design which will serve customer needs more efficiently and economically than a standard, commercially-produced chassis.

     FIRE TRUCKS CHASSIS

The Company custom manufactures fire truck chassis and cabs in response to customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

Spartan strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. An example of this progressive approach is the Company's Advantage fire truck chassis and cab. The Company engineered this entry-level product to directly compete with the $80.0 million commercial fire truck chassis market. The Advantage fire truck chassis and cab is priced competitively without sacrificing the added flexibility, quality and end-user orientation of a custom-built fire truck.

Spartan monitors the availability of new technology and works closely with its component manufacturers to apply this technology to the Company's products. For example, the Company helped introduce the Detroit Diesel Series 60 engine to the fire truck market, which is used in heavy-duty commercial applications. These engines permit fire trucks to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Company also worked with Cummins Engine Co. on the introduction of the N-14 and M-11 engines, which assist in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the MD series and HD series Allison World Transmission, an improved wholly electronic automatic transmission design that provides better performance characteristics and improved service and maintenance capabilities. An additional example of bringing technically advanced components and products to the marketplace was the recent introduction of
the Spartan/Granning Independent Front Suspension ("I.F.S.").   I.F.S.
places air bags as close to the wheel as possible utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition, I.F.S. reduces oversteer and understeer, brake dive and wheel-to-wheel transfer of road shock to passengers and the body of the vehicle.

The Company currently believes that the percentage of fire trucks manufactured with customized chassis will continue to increase, primarily because customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations as compared to standard commercial fire trucks.

Safety standards for fire trucks are adopted by the National Fire Protection Association ("NFPA"). NFPA standards typically add new requirements that are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. Although NFPA standards are not mandatory, past standards significantly have impacted fire truck purchasing decisions.

     MOTORHOME CHASSIS

The Company custom manufactures chassis to the individual specifications of its motorhome chassis OEMs, such specifications vary based on the specific interior and exterior design specifications of the motorhomes to be attached to the Spartan chassis. The Company's motorhome chassis are separated into three major product series: (i) the Alpine series chassis;
(ii) the Highlander series chassis; and (iii) the Mountain Master series chassis. These motorhome chassis are distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The Company designs and engineers modifications to these three basic product groups to meet customer requirements and to adapt the chassis to each OEMs manufacturing process.

Spartan seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends.

     TRANSIT AND SCHOOL BUS/CHASSIS

The Company made significant strides toward continued product diversification in 1997. These diversification efforts were specifically placed on expanding Spartan's share in the transit bus and school bus chassis marketplace. The school bus chassis market, coupled with a growing market for the Company's custom transit bus chassis, creates an excellent opportunity to further the diversification of other transit bus products. Spartan currently believes that the transit bus business continues to show encouraging growth for custom chassis manufacturing as the market recognizes the long-term cost savings relating to maintenance and the extended life cycle of a custom bus, as well as the need to place safety as a top priority. The Company believes that medium to small cities and private contractors are committed to move toward small and midsize buses under 32 feet in length, like the ones produced on Spartan chassis. The move to smaller specialty buses is evidenced by the growth in major bus companies that have begun to build on Spartan's custom chassis, which has increased from one OEM in 1995 to seven OEMs in 1997.

The overall school bus market has grown 4% from approximately 35,750 units in 1990 to nearly 37,100 units in 1997. Sales of transit style buses have increased 48% from approximately 6,300 units to 9,300 units during the same time period. Spartan supplies transit style school bus chassis to Carpenter, and the Company believes that this portion of the school bus market will continue to be a growing segment of the overall school bus market. The transit style bus generally is superior to the classic type A & B school bus in terms of safety, handling and durability. Also, since the transit style school bus is a relatively new product for Carpenter, the Company currently believes that the opportunity for growth is expected to be greater than the overall growth rate for the school bus market.

Spartan's innovative custom low floor bus chassis continued to increase market share in 1997 as the design eliminates the need for costly mechanical wheel chair lifts through a revolutionary curb height design that permits the use of manually operated ramps. Spartan's low floor chassis allows OEMs to meet Americans with Disabilities Act standards, which require lifts on all publicly funded buses, on a competitive basis.

The Company currently expects that its domestic bus vehicle market will continue to grow due to American consumers' increasing demands for improved mobile services and increasing concern over safety issues. These two areas are specifically addressed through the use of Spartan's custom chassis.

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

     SPECIALTY VEHICLE CHASSIS

The Company delivered its first group of custom step van chassis in the fourth quarter of 1997. These chassis are being placed in service by a domestic tool company. This new chassis product is expected to show significant growth within the next two years as potential customers become more conscious of the value of a lower cost per mile vehicle due to the extended life cycle and reduced maintenance costs related to custom chassis.

The Company continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. Spartan believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for bookmobiles, mobile medical units and other specialty uses, the Company believes it is well positioned to continue to benefit and flourish in this market.

     EMERGENCY VEHICLE GROUP

     LUVERNE FIRE APPARATUS CO., LTD ("LUVERNE")

Luverne manufactures and markets primarily custom and commercial fire pumpers, aerials and rescue apparatus. Luverne is recognized in the industry for its innovative design and engineering expertise.

     QUALITY MANUFACTURING, INC. ("QUALITY")

Quality manufactures and markets primarily custom and commercial fire pumpers, aerials and rescue apparatus. Quality focuses its efforts on high-end fire truck customers.

     ROAD RESCUE, INC.

Road Rescue, Inc. manufactures premium, advanced-care ambulances, rescue vehicles and related services and parts. The company is a market leader in the design and manufacturing of Type I and Type III advanced care ambulances, especially medium-duty type vehicles, which represent one of the fastest growing segments of the emergency vehicle market.

SPARTAN DE MEXICO S.A. DE C.V.

Spartan de Mexico S.A. de C.V. ("Spartan de Mexico") was established in January 1993 as a wholly owned subsidiary in Queretaro, Mexico. Spartan de Mexico produced 81 transit bus chassis during 1994. The Company halted production in 1995 due to the faltering Mexican economy that negatively affected the demand for transit bus chassis. Spartan de Mexico incurred losses of $0.7 million and $1.2 million during 1995 and 1996, respectively. To minimize future negative impacts on the Company, in December 1996 management determined to close the Spartan de Mexico facility. As a result of its decision to cease operations, the Company recorded an additional loss of $4.4 million at year end 1996 resulting from the termination of the cumulative translation adjustment and the disposal of substantially all inventory not transferred to the Company's Charlotte, Michigan facilities and the write off of certain account receivables. Additionally, as part of its exit plan the Company is actively seeking buyers for the real estate and building located in Queretaro, Mexico.

MARKETING

Spartan markets its custom manufactured chassis primarily through the direct contact of its sales department with OEMs, dealers and end-users. The newly-acquired apparatus subsidiaries maintain dealer organizations and establish close working relationships through their sales departments. These personal contacts focus on the quality of the Company's custom products and allow the Company to keep customers updated on new and improved product lines.

In 1997, Company representatives attended trade shows, rallies and expositions throughout North America to promote its custom products. Trade shows provide Spartan the opportunity to display its products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end-users are looking for in the future, thus, creating competitive advantages by relaying this information back to the Spartan research and development engineering group for future development purposes. In 1997 the Company also attended trade shows in Europe for the purpose of introducing, promoting and expanding the Spartan chassis product lines into international markets.

Spartan's sales, marketing and communication groups are responsible for marketing the Company's custom manufactured chassis and producing product literature. The sales group consists of approximately 10 salespeople based in Charlotte, Michigan and 10 salespeople located throughout North America, including the independent sales forces of the newly-acquired subsidiaries. In addition, the Company retains a sales representative in London in a continued effort to increase penetration in this international marketplace.

COMPETITION

The principal methods of competitive advantages utilized by the Company include customized design, product and service quality and speed of delivery. The Company competes with companies that manufacture for similar markets, some of which are divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own commercial chassis, although they generally do not sell their chassis to outside customers (OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers. In 1997, Spartan produced chassis for three companies that have their own chassis manufacturing facilities.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the market compared to its competition. The market share in the custom chassis market is fragmented and the Company believes that no one company has a dominant market position.

MANUFACTURING

The Company has three principal assembly facilities in Charlotte, Michigan for chassis products. Due to the custom nature of its business, Spartan chassis cannot be manufactured efficiently on automated assembly lines. Generally, Spartan designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs and expedites the development of new products.

The emergency vehicle apparatus products are manufactured and assembled in each of the subsidiary facilities. The chassis for the products are purchased from Spartan and from outside providers of specialty and commercial chassis manufacturers. The plants do not use automated assembly lines since each vehicle is produced to order. The chassis rolls down the assembly line on its own wheels as the other components are added and connected. The body is manufactured at the facility with items such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

The Company believes that its assembly facilities are sufficient for its current production of chassis and capacity increases can be achieved at relatively low cost, largely by increasing the number of production employees or adding additional shifts.

SUPPLIERS

An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Meritor Automotive, Inc., Detroit Diesel, Inc., Cummins Engine Co., Allison Division of General Motors Corporation, Truck Cab Manufacturing, Eaton Axle Corporation, REYCO Industries, Inc., Granning Suspensions and Goodyear Tire and Rubber Co. The Company is able to better control production costs due to its high volume purchasing power with these component suppliers.

The chassis assembly facilities are located close to most of its suppliers, which is an important factor when planning for deliveries and controlling inventories of components. Spartan has enjoyed long-term business relationships with many manufacturers and suppliers; however, the Company is not a party to any long-term supply contracts.

RESEARCH AND DEVELOPMENT

Spartan's success depends on its ability to respond quickly to changing market demands. The Company emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. Spartan devotes a portion of its facilities to research and development projects, which focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines.

PRODUCT WARRANTIES

Spartan provides limited warranties against construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end-users also may receive limited warranties from suppliers of components that are incorporated into the Company's chassis and vehicles

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

In 1997, the Company had no patents or franchises material to its business. The Company has two trademarks, one registered in the United States and one in Mexico. The United States trademark, registration number 1,788,064, became effective August 17, 1993, and will remain in effect until August 17, 2003. The Mexican trademark, registration number 436,937, became effective October 2, 1992, and will remain in effect until October 2, 2002. Both of the registered trademarks are of the Spartan insignia and limit the right of use exclusively to the Company.

The Company believes that its products are identified by the Company's trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its business.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

ASSOCIATES

The Company employed approximately 620 full-time associates as of December 31, 1997. The Company's associates do not belong to a collective bargaining unit and management presently considers its relations with employees to be positive.

CUSTOMER BASE

In 1997, the Company's customer base included two major customers. Sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were approximately $46.8 million and sales to Newmar Corp. ("Newmar") were approximately $30.9 million. These numbers compare to sales of approximately $32.8 million to Fleetwood and $23.5 million to Newmar in 1996 and approximately $19.7 million to Fleetwood, $19.4 million to Newmar and $15.3 million to a third major customer in 1995. Sales to customers classified as major amounted to 43%, 32% and 35.3% of total revenues in 1997, 1996 and 1995, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

BACKLOG ORDERS

At December 31, 1997, the Company had backlog orders for the Chassis Group of approximately $71.0 million compared with a backlog of approximately $68.0 million at December 31, 1996. At December 31, 1997, the Company had backlog orders for the Emergency Vehicle Group of approximately $21.7 million.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

ITEM 2.  PROPERTIES.

The following table sets forth information concerning the properties owned or leased by the Company. Management of the Company believes that its facilities are adequate to meet its requirements for the foreseeable future.

                                                                                         OWNED/       SQUARE
       USED BY                      LOCATION                          USE                LEASED       FOOTAGE
----------------------   --------------------------------     -------------------        ------       -------
Spartan Motors, Inc.     Plant I - 1000 Reynolds Road         Headquarters,              Owned         51,000
                         Charlotte, Michigan                  Manufacturing
                                                              and Warehousing

Spartan Motors, Inc.     Plant II - 1165 Reynolds Road        Manufacturing,             Owned         44,000
                         Charlotte, Michigan                  Sales and Marketing

Spartan Motors, Inc.     Plant III - 1580 Mikesell Street     Engineering                Owned         50,000
                         Charlotte, Michigan                  and Manufacturing

Spartan Motors, Inc.     Plant IV - 1549 Mikesell Street      Manufacturing,             Owned        140,000
                         Charlotte, Michigan                  Receiving, Service
                                                              Parts, Customer
                                                              Service, Research &
                                                              Development and
                                                              Warehousing

Spartan de Mexico        Acceso III S-N,                      Manufacturing and          Owned        100,000<F*>
  S.A. de C.V.           Queretaro, Mexico                    Warehousing

Luverne Fire             1209 E. Birch Street                 Headquarters,              Leased        28,000
 Apparatus Co., Ltd.     Brandon, South Dakota                Manufacturing,
                                                              and Warehousing

Quality Manufacturing,   1420 Nimitz Avenue                   General offices,           Owned         65,000
   Inc.                  Talladega, Alabama                   Manufacturing
                                                              and Warehousing

Road Rescue, Inc.        1133 Rankin Street                   General offices,           Leased       105,000
                         Saint Paul, Minnesota                Manufacturing
                                                              and Warehousing
--------------------------

<F*>Currently idle

ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 1997, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 1997, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                                  PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
          MATTERS.

Spartan's Common Stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

Since 1992, the Board of Directors has authorized management to repurchase up to a total of 1,400,000 shares of its Common Stock in open market transactions. Management repurchased 1,208,000 shares through December 31, 1997. Repurchase of Common Stock is contingent upon market conditions.
The Company has not set an expiration date for the completion of the repurchase program. The treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act.

The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, all as reported by The Nasdaq Stock Market:

                                                         HIGH      LOW
                                                         ----      ---
Year Ended December 31, 1997:
     First Quarter . . . . . . . . . . . . . . . . .    $8.250    $6.375
     Second Quarter. . . . . . . . . . . . . . . . .     8.000     6.625
     Third Quarter . . . . . . . . . . . . . . . . .     9.625     6.875
     Fourth Quarter. . . . . . . . . . . . . . . . .     7.500     5.250




Year Ended December 31, 1996:
     First Quarter . . . . . . . . . . . . . . . . .   $11.000    $7.250
     Second Quarter. . . . . . . . . . . . . . . . .     8.870     7.125
     Third Quarter . . . . . . . . . . . . . . . . .     8.000     6.375
     Fourth Quarter. . . . . . . . . . . . . . . . .     7.750     6.250

The Company declared a cash dividend of $0.07 per outstanding share on April 20, 1997 and a cash dividend of $0.05 per outstanding share on February 27, 1996, to shareholders of record on April 20, 1997 and March 27, 1996.

The number of shareholders of record of the Company's Common Stock on March 27, 1998 was 1,016.


ITEM 6.  SELECTED FINANCIAL DATA.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1997, has been derived from Consolidated Financial Statements of the Company, which have been audited by the Company's independent auditors, Deloitte & Touche LLP. The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K. Net earnings (loss) per share, cash dividends per common share and the weighted average of common shares outstanding have been adjusted for all periods presented to reflect the Company's three-for-two stock split effected June 30, 1993.

                                                                YEAR ENDED DECEMBER 31,
                                               --------------------------------------------------------
                                                 1997        1996        1995        1994        1993
                                               --------    --------    --------    --------    --------
                                                         (In thousands, except per share data)
INCOME STATEMENT DATA:

Sales. . . . . . . . . . . . . . . . . . .     $178,641    $174,677    $152,599    $189,409    $165,587
Cost of products sold. . . . . . . . . . .      155,291     148,629     131,809     158,390     139,011
                                               --------    --------    --------    --------    --------
Gross profit . . . . . . . . . . . . . . .       23,350      26,048      20,790      31,019      26,576
Operating expenses:
   Engineering . . . . . . . . . . . . . .        4,692       4,194       3,135       3,002       1,986
   Selling, general &
   administrative. . . . . . . . . . . . .       15,801      14,264      13,252      13,127       9,486
                                               --------    --------    --------    --------    --------

Operating income . . . . . . . . . . . . .        2,857       7,590       4,403      14,890      15,104
Other. . . . . . . . . . . . . . . . . . .           52         685       1,024       1,629         664
                                               --------    --------    --------    --------    --------
Earnings before loss on equity
   investment, minority interest
   and taxes on income . . . . . . . . . .        2,909       8,275       5,427      16,519      15,768
Equity in loss of affiliate. . . . . . . .       15,403          --          --          --          --
Minority interest in loss of
   consolidated subsidiary . . . . . . . .           --          --          --          --          96
Loss on closure of Mexican
   subsidiary. . . . . . . . . . . . . . .           --       4,423          --          --          --
Taxes on income. . . . . . . . . . . . . .          630       1,532       2,000       5,906       5,367
                                               --------    --------    --------    --------    --------
Net earnings (loss). . . . . . . . . . . .     $(13,124)   $  2,320    $  3,427    $ 10,613    $ 10,497
                                               ========    ========    ========    ========    ========

Basic and diluted earnings
   per share . . . . . . . . . . . . . . .     $  (1.06)   $   0.18    $   0.27    $   0.80    $   0.80
                                               ========    ========    ========    ========    ========
Cash dividends per common
   share . . . . . . . . . . . . . . . . .     $   0.07    $   0.05    $   0.05    $   0.05    $   0.05
                                               ========    ========    ========    ========    ========
Basic and diluted weighted
   average common shares
   outstanding . . . . . . . . . . . . . .       12,381      12,541      12,887      13,203      13,185
                                               ========    ========    ========    ========    ========

BALANCE SHEET DATA:

Net working capital. . . . . . . . . . . .     $ 41,429    $ 54,840    $ 50,890    $ 52,316    $ 43,367
Total assets . . . . . . . . . . . . . . .       81,245      79,683      75,211      81,067      71,290
Shareholders' equity . . . . . . . . . . .       47,489      61,405      59,828      61,628      53,757

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section provides a narrative discussion about Spartan's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto presented in this Form 10-K.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net operations, on an actual basis, as a percentage of revenues:

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1997       1996       1995
                                                    ------     ------     ------
Sales . . . . . . . . . . . . . . . . . . . .       100.0%     100.0%     100.0%
Cost of products sold . . . . . . . . . . . .        86.9%      85.1%      86.4%
                                                    -----      -----      -----
Gross profit. . . . . . . . . . . . . . . . .        13.1%      14.9%      13.6%
Operating expenses:
   Engineering. . . . . . . . . . . . . . . .         2.6%       2.4%       2.1%
   Selling, general & administrative. . . . .         8.9%       8.2%       8.7%
                                                    -----      -----      -----
Operating income. . . . . . . . . . . . . . .         1.6%       4.3%       2.8%
Other . . . . . . . . . . . . . . . . . . . .         0.1%       0.4%       0.7%
                                                    -----      -----      -----
Earnings before loss on equity investment,
   minority interest and taxes on income. . .         1.7%       4.7%       3.5%
Equity in loss of affiliate . . . . . . . . .         8.6%        --          --
Loss on closure of Mexican subsidiary . . . .           --       2.5%         --
Taxes on income . . . . . . . . . . . . . . .         0.4%       0.9%       1.3%
                                                    -----      -----      -----
Net earnings (loss) . . . . . . . . . . . . .        (7.3%)      1.3%       2.2%
                                                    =====      =====      =====

For the year ended December 31, 1997, consolidated sales increased $4.0 million (2%) over the amount reported for the same period in the previous year. For the year ended December 31, 1997, chassis sales declined $8.5 million compared to the amount reported for the same period in the previous year, with the Emergency Vehicle Group providing approximately $12.5 million in revenues since their acquisition in August of 1997. For the year ended December 31, 1997, revenues for fire truck chassis and bus chassis sales declined approximately 17% and 25% respectively, while motorhome chassis sales increased 12% compared to December 31, 1996. The reduction in fire truck chassis sales relates to the soft market in 1997 and the reduction in bus chassis sales primarily is attributable to the decline in transit style bus sales to Carpenter. Currently, Carpenter is the primary distribution point for school buses and their market share of transit style buses declined dramatically during 1997. The increase in motorhome chassis sales directly relates to the revenue and market share increases by the Company's two largest customers, Fleetwood Motor Home of Indiana, Inc. and Newmar Corp.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Additionally, with the acquisition of two of the Company's customers, Luverne and Quality, $3.2 million of chassis that were in the inventory of the new subsidiaries at December 31, 1997 had to be eliminated from consolidated revenues. In previous years, these chassis would have been considered revenues for the Company.

Cost of products sold includes a write-down of inventory in the fourth quarter of 1997 of approximately $2.4 million that reflects technological and production changes in the Chassis Group. The write-down of inventory is the primary reason for the decrease in gross margins from 14.9% in 1996 to 13.1% in 1997. Selling, general and administrative expenses remained consistent with 1996 with the exception of a write-off of a note receivable from a customer in 1997 (see Note 12 to the Consolidated Financial Statements in this Form 10-K).

Interest and other income, net of interest expense, declined $1.3 million primarily due to the $15.3 million investment in Carpenter and the $4.2 cash consideration paid for the acquisitions of Luverne and Quality. The Company funded these investments through the liquidation of approximately $6.0 million of marketable securities, increased borrowings and cash generated from 1997 operations.

A going concern opinion was issued for Carpenter for the year ended December 31, 1997. Carpenter incurred operating losses of $22.4 million and a non-cash impairment loss of $15.4 million for a total loss of $37.8 million for the year ended December 31, 1997.

Consequently, the Company has written down its investment in Carpenter to zero and has written off the notes receivable from Carpenter for a total asset reduction of $15.3 million.

The Company believes that the school bus and step van markets are important markets for the Company and therefore, in conjunction with the other shareholders and new management of Carpenter, is taking steps to improve the operations of Carpenter. Carpenter management has begun to dispose of fixed assets and inventory that are nonessential to continuing operations and have streamlined their production efforts and reduced production costs.

On March 3, 1998, the shareholders of Carpenter, including the Company, entered into a Contribution, Subscription and Stock Purchase Agreement whereby $1.0 million of new capital was invested by two shareholders and a commitment was made by the third shareholder to invest approximately $0.5 million. Carpenter actively is pursuing refinancing of its entire debt. Upon the completion of such refinancing, with certain termination rights, the shareholders have agreed to make additional contributions to Carpenter.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


     YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

Sales increased $22.1 million (14%) from $152.6 million for the year ended December 31, 1995, to $174.7 million for the year ended December 31, 1996. The increase was due primarily to bus and motorhome sales increases of 95.7% and 8.5%, respectively. The increase in bus sales was due in part to the Company's continued product diversification commitment to develop the school and transit bus markets. This commitment was further evidenced by the Company's equity purchase in school bus manufacturer Carpenter. (see
Note 5 to the Consolidated Financial Statements in this Form 10-K.)

Total costs and expenses from operations, net of the charge for the closure of Spartan de Mexico, decreased as a percentage of sales, from 97.2% in 1995 to 95.7% in 1996. The closure of Spartan de Mexico illustrated the Company's decision to focus on deploying its assets in profitable business segments that offer clear growth opportunities. The future reduced restrictions and tariffs associated with exporting chassis to Mexico further supported the closure of Spartan de Mexico.

Cost of products sold in 1996 was 85.1% of revenues compared to 86.4% in 1995. This decrease was primarily the result of two factors: (i) the absorption of fixed manufacturing overhead by the production of additional units; and (ii) the continued focus on efficiencies and cost reductions. Selling, general and administrative expenses decreased from 8.7% in 1995 to 8.2% of revenues in 1996 primarily as a result of increased revenues.

Research and development costs increased to 2.4% of revenues in 1996 from 2.1% in 1995, which reflected the Company's continued emphasis and commitment to remain an industry leader through its research and development engineering group.

The Company's net earnings from operations were 50% above the previous year before the net effect of the closure of Spartan de Mexico. Exclusive of this charge, the Company would have recorded net earnings of $5.2 million.

The 1996 effective tax rate on continuing operations increased from 36.9% in 1995 to 39.8% in 1996. See Note 6 to the Consolidated Financial Statements in this Form 10-K for a reconciliation of the Company's effective rate to the statutory rate.

QUARTERLY RESULTS

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, cash provided by operating activities was approximately $15.1 million which was $10.4 million greater than the $4.7 million of cash provided by operating activities for the year ended December 31, 1996. The Company's working capital declined $13.4 million from $54.8 million in 1996 to $41.4 million in 1997. See the "Consolidated Statement of Cash Flows" contained in this Form 10-K for further information regarding the $0.1 million decrease in cash and cash equivalents, from $4.9 million for the year ended December 31, 1996, to $4.8 million for the year ended December 31, 1997. See "Selected Financial Data" for a five-year comparison of working capital and see Note 5 to the Consolidated Financial Statements in this Form 10-K for an event affecting liquidity.

Shareholders' equity decreased approximately $13.9 million to $47.5 million as of December 31, 1997. This change is the result of the net loss of $13.1 million, dividends of $0.9 million paid on May 20, 1997, $2.1 million to acquire 308,100 shares of the Company's Common Stock, $0.2 million for the exercise of stock options and $1.9 million related to the acquisition of subsidiaries. The Company's debt to equity ratio increased to 20.2% as of December 31, 1997, compared to 9.4% at December 31, 1996.

The Company's primary unsecured line of credit provides for maximum borrowings of $20.0 million. The interest rate is 45 basis points above the 30-day London Inter Bank Offered Rate ("LIBOR"). The Company had borrowed $9.6 million against the line of credit as of December 31, 1997, at which time the LIBOR rate was 5.85%. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $0.4 million. At December 31, 1997, the Company had outstanding letters of credit totaling $0.2 million. The Company also has unsecured lines of credit at its subsidiary locations for $0.75 million and $1.0 million. There were no borrowings on these lines at December 31, 1997. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

YEAR 2000 COMPLIANCE

The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, such as mainframe applications, personal computers and communication systems, in the form of software failure, errors or miscalculations.

The Company established a Year 2000 task force and developed a plan to prepare for the year 2000 in 1998. This plan began with the performance of an inventory of software applications and communicating with third party vendors and suppliers. The Company has a plan, which regularly is updated and monitored by technical personnel. Plan status regularly is reviewed by management of the Company.

The Company will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout 1998. The Company's goal is to perform tests of its systems and applications during 1998 and to have all systems and applications compliant with the century change by December 31, 1998, allowing 1999 to be used for full validation and testing.

The costs associated with Year 2000 compliance primarily will consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology which has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


In addition to reviewing its own computer operating systems and applications, the Company will have formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be timely converted. If such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Company.

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial conditions, results of operation or liquidity.

The date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be year 2000 compliant, the ability to locate and correct all relevant computer code and similar uncertainties.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the chassis market, the economy and about Spartan itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. Spartan undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events or otherwise.

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates; demand for products and services;

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


the degree of competition by competitors; changes in laws or regulations, including changes related to safety standards adopted by NFPA; changes in prices, levies and assessments; the impact of technological advances; government and regulatory policy changes; trends in customer behaviors; dependence on key personnel; and the vicissitudes of the world and national economy.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No information is required to be reported under this item for the fiscal year ended December 31, 1997.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                      DECEMBER 31,
                                                                            --------------------------------
 ASSETS (NOTE 7)                                                               1997                 1996
                                                                            -----------          -----------

    CURRENT ASSETS:
       Cash and cash equivalents                                            $ 4,812,438          $ 4,912,001
       Investment securities (Note 2)                                         2,893,167            8,955,809
       Accounts receivable, less allowance for doubtful accounts
           of $924,000 in 1997 and $629,000 in 1996 (Note 8)                 26,875,828           26,299,698
       Inventories (Note 3)                                                  27,033,117           24,283,517
       Deferred tax benefit (Note 6)                                          2,861,250            1,471,700
       Federal taxes receivable                                                 513,379              925,000
       Other current assets (Note 12)                                           591,909            1,063,601
                                                                            -----------          -----------
          TOTAL CURRENT ASSETS                                               65,581,088           67,911,326

PROPERTY, PLANT AND EQUIPMENT, NET (Note 4)                                  11,891,496           11,403,194
EQUITY INVESTMENT IN AFFILIATE (Note 5)                                            --                   --
GOODWILL, net of accumulated amortization of $77,000                          3,378,408                 --
OTHER ASSETS (Note 12)                                                          394,638              368,249
                                                                            -----------          -----------
           TOTAL ASSETS                                                     $81,245,630          $79,682,769
                                                                            ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
       Accounts payable                                                     $12,001,995          $ 6,264,362
       Other current liabilities and accrued expenses                         1,469,211            2,058,820
       Accrued warranty                                                       3,070,780            2,002,870
       Accrued customer rebates                                                 695,367              480,216
       Taxes on income                                                        1,708,090                 --
       Accrued compensation and related taxes                                 1,301,525            1,034,496
       Accrued vacation                                                         720,788              644,754
       Deposits from customers                                                3,184,367                 --
       Current portion of long-term debt (Note 7)                                  --                586,000
                                                                            -----------          -----------
           TOTAL CURRENT LIABILITIES                                         24,152,123           13,071,518

LONG-TERM DEBT, LESS CURRENT PORTION (Note 7)                                 9,603,785            5,206,631
COMMITMENTS AND CONTINGENT LIABILITIES (Note 11)

SHAREHOLDERS' EQUITY (Note 13):
       Preferred stock, no par value; 2,000,000 shares
        authorized (none issued)                                                   --                   --
       Common stock, $0.01 par value; 23,900,000 shares
        authorized, issued 12,335,960 shares and 12,354,072
        shares as of December 31, 1997 and 1996, respectively.                  123,360              123,541
       Additional paid in capital                                            22,700,965           21,065,942
       Retained earnings                                                     24,683,476           40,195,117
       Valuation allowance                                                      (18,079)              20,020
                                                                            -----------          -----------
           TOTAL SHAREHOLDERS' EQUITY                                        47,489,722           61,404,620
                                                                            -----------          -----------
           TOTAL LIABILITIES AND
                 SHAREHOLDER'S EQUITY                                       $81,245,630          $79,682,769
                                                                            ===========          ===========

See notes to consolidated financial statements.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                              1997                1996                1995
                                                          ------------        ------------        ------------
SALES                                                     $178,641,415        $174,677,163        $152,598,873
COSTS OF PRODUCTS SOLD                                     155,290,918         148,629,018         131,808,951
                                                          ------------        ------------        ------------
GROSS PROFIT                                                23,350,497          26,048,145          20,789,922

OPERATING EXPENSES
   Research and development                                  4,692,527           4,193,639           3,135,059
   Selling, general and administrative                      15,801,265          14,264,179          13,252,089
                                                          ------------        ------------        ------------
OPERATING INCOME                                             2,856,705           7,590,327           4,402,774

OTHER INCOME / (EXPENSE)
   Interest expense                                           (846,600)           (464,166)           (459,100)
   Interest and other income                                   899,314           1,148,807           1,483,528
                                                          ------------        ------------        ------------
EARNINGS BEFORE LOSS ON CLOSURE OF MEXICAN
   SUBSIDIARY, EQUITY IN LOSS OF AFFILIATE AND TAXES
   ON INCOME                                                 2,909,419           8,274,968           5,427,202

LOSS ON CLOSURE OF MEXICAN SUBSIDIARY                            --              4,422,907               --
                                                          ------------        ------------        ------------
EARNINGS BEFORE EQUITY IN LOSS OF AFFILIATE AND
   TAXES ON INCOME                                           2,909,419           3,852,061           5,427,202

EQUITY IN LOSS OF AFFILIATE                                 15,403,616               --                  --
                                                          ------------        ------------        ------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                     (12,494,197)          3,852,061           5,427,202

TAXES ON INCOME                                                630,000           1,532,000           2,000,000
                                                          ------------        ------------        ------------
NET EARNINGS (LOSS)                                       $(13,124,197)       $  2,320,061        $  3,427,202
                                                          ============        ============        ============

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE           $      (1.06)       $       0.18        $       0.27
                                                          ============        ============        ============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                              12,381,000          12,541,000          12,887,000
                                                          ============        ============        ============

See notes to consolidated financial statements.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                                             ADDITIONAL                                CUMULATIVE
                                NUMBER          COMMON        PAID IN       RETAINED      VALUATION    TRANSLATION
                               OF SHARES        STOCK         CAPITAL       EARNINGS      ALLOWANCE    ADJUSTMENT        TOTAL
                               ---------       --------      ----------     --------      ---------    -----------       -----
Balance at January 1, 1995     13,060,872    $22,131,928                   $41,324,916    $(370,715)   $(1,458,105)   $61,628,024

Purchase and constructive
 retirement of stock             (450,000)      (763,450)                   (3,563,037)                                (4,326,487)
Stock options exercised            13,000        114,400                                                                  114,400
Net earnings                                                                 3,427,202                                  3,427,202
Dividends paid ($0.05 per
  share)                                                                      (645,649)                                  (645,649)
Foreign currency transla-
 tion adjustment (net of
 tax benefit of $412,000)                                                                                 (800,936)      (800,936)
Change in valuation
 allowance (net of tax
 liability of $225,000)                                                                     431,740                       431,740
                              -----------    -----------    -----------    -----------    ---------    -----------    -----------
Balance at December 31, 1995   12,623,872    $21,482,878                   $40,543,432    $  61,025    $(2,259,041)   $59,828,294

Change in par value of
 common stock to $0.01                       (21,255,232)   $21,255,232
Purchase and constructive
 retirement of stock             (300,000)      (189,670)      (322,430)    (2,041,697)                                (2,553,797)
Stock options exercised            30,200         85,565        133,140                                                   218,705
Net earnings                                                                 2,320,061                                  2,320,061
Dividends paid ($0.05 per
 share)                                                                       (626,679)                                  (626,679)
Recognition of foreign
 currency translation
 adjustment                                                                                              2,259,041      2,259,041
Change in valuation
 allowance (net of tax
 liability of $22,000)                                                                      (41,005)                      (41,005)
                              -----------    -----------    -----------    -----------    ---------    -----------    -----------
Balance at December 31, 1996   12,354,072    $   123,541    $21,065,942    $40,195,117    $  20,020                   $61,404,620







Purchase and constructive
 retirement of stock             (308,100)        (3,081)      (523,531)    (1,525,095)                                (2,051,707)
Stock options exercised            36,650            367        229,416                                                   229,783
Shares issued in
 acquisition of subsidiary        253,338          2,533      1,929,138                                                 1,931,671
Net loss                                                                   (13,124,197)                               (13,124,197)
Dividends paid ($0.07 per
 share)                                                                       (862,349)                                  (862,349)
Change in valuation
 allowance (net of tax
 benefit of $10,300)                                                                        (38,099)                      (38,099)
                              -----------    -----------    -----------    -----------    ---------    -----------    -----------
Balance at December 31, 1997   12,335,960    $   123,360    $22,700,965    $24,683,476    $ (18,079)                  $47,489,722
                              ===========    ===========    ===========    ===========    =========    ===========    ===========

See notes to consolidated financial statements.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         1997               1996              1995
                                                                     ------------        -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                 $(13,124,197)       $ 2,320,061       $ 3,427,202
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                        1,879,071          1,925,353         2,031,808
   Gain (loss) on disposal of assets and investment
    securities                                                            (13,922)         3,752,328           (97,212)
   Equity in net loss of affiliate                                     15,403,616
 Decrease (increase) in assets net of effects of
  acquisition of subsidiaries:
   Accounts receivable                                                  2,320,924         (6,001,433)        3,460,502
   Inventories                                                          3,366,899            118,869        (1,545,905)
   Deferred tax benefit                                                (1,333,786)           (25,928)         (297,000)
   Federal taxes receivable                                               411,621           (925,000)        1,323,584
   Other assets                                                         1,009,428            235,093            88,354
 Increase (decrease) in liabilities net of effects
  of acquisition of subsidiaries:
   Accounts payable                                                     2,761,539          2,431,913        (3,148,069)
   Other current liabilities and accrued expenses                        (953,161)         1,455,890          (795,383)
   Accrued warranty                                                     1,005,793            380,916          (234,404)
   Accrued customer rebates                                               201,063           (550,442)           77,916
   Taxes on income                                                      1,564,496           (449,000)          449,000
   Accrued vacation                                                         8,668             60,103           105,625
   Accrued compensation and related taxes                                 (70,183)           (29,438)         (148,833)
   Deposits from customers                                                705,390                --                --
                                                                     ------------        -----------       -----------
   TOTAL ADJUSTMENTS                                                   28,267,456          2,379,224         1,269,983
                                                                     ------------        -----------       -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              15,143,259          4,699,285         4,697,185
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchases of property, plant and equipment                            (1,626,900)        (1,385,064)       (1,806,830)
 Proceeds of sale of property, plant and equipment                         21,589             90,148           257,785
 Purchases of investment securities                                    (2,685,732)        (4,136,097)       (4,603,920)
 Proceeds from sales of investment securities                           8,691,833          2,762,659         8,763,205
 Investment in affiliate                                              (15,283,000)               --                --
 Advance of note receivable                                                   --             (15,000)         (678,275)
 Principal payment on note receivable                                         --           1,076,219           752,397
 Acquisition of subsidiaries, net of cash received                     (4,243,728)               --                --
                                                                     ------------        -----------       -----------


NET CASH (USED IN) PROVIDED BY
 INVESTMENT ACTIVITIES                                                (15,125,938)        (1,607,135)        2,684,362
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from long-term debt                                          18,188,785                --                --
 Payments on long-term debt                                           (15,621,396)          (419,097)         (419,629)
 Net proceeds from exercise of stock options                              229,783            218,705           114,400
 Purchase of treasury stock                                            (2,051,707)        (2,553,797)       (4,326,487)
 Payment of dividends                                                    (862,349)          (626,679)         (645,649)
                                                                     ------------        -----------       -----------
NET CASH USED IN FINANCING ACTIVITIES                                    (116,884)        (3,380,868)       (5,277,365)
EFFECT OF EXCHANGE RATE INCREASE (DECREASE)                                                  (1,876)           62,215
NET (DECREASE) INCREASE IN CASH AND CASH
 EQUIVALENTS                                                              (99,563)          (290,594)        2,166,397
CASH AND CASH EQUIVALENTS AT BEGINNING
 OF YEAR                                                                4,912,001          5,202,595         3,036,198
                                                                     ------------        -----------       -----------
CASH AND CASH EQUIVLANETS AT END OF YEAR                             $  4,812,438        $ 4,912,001       $ 5,202,595
                                                                     ============        ===========       ===========

Supplemental disclosures: Cash paid for interest was $789,900, $464,100 and $459,100 for 1997, 1996 and 1995, respectively. Cash paid for income taxes was $1,488,000, $3,044,000 and $460,000 for 1997, 1996 and 1995,
respectively.

Supplementary disclosures of non-cash activities: See Note 14 for detail of of non-cash assets and liabilities related to acquisition of subsidiaries.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

NATURE OF OPERATIONS. Spartan Motors, Inc. ("Spartan" or the "Company") is an international engineer and manufacturer of custom motor vehicle chassis. Its principal markets are fire trucks, motorhomes, school buses, transit buses and specialty vehicles.

The following is a summary of the significant generally accepted accounting principles followed in the preparation of the consolidated financial statements:

REVENUE RECOGNITION. The Company's method of accounting for the recognition of revenue is to recognize revenue on chassis production when the chassis has been completed, tested and tendered for delivery.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spartan and its four wholly owned subsidiaries: Spartan Motors Foreign Sales Corporation, Inc., Spartan de Mexico, Quality Manufacturing, Inc. and Luverne Fire Apparatus Co., Ltd. (see Note 14).
All material inter-company transactions have been eliminated. Carpenter Industries, Inc. ("Carpenter") represents an investment in a 33-1/3% owned affiliate and, therefore, is accounted for on the equity method (see Note
5). Two joint ventures are not included in the consolidated financial statements, as the Company has not made any expenditures for investment purposes nor have the ventures commenced operations as of December 31, 1997.

FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of Spartan de Mexico for 1995 and 1996 were measured using the local currency as the functional currency. Assets and liabilities have been translated at the exchange rate in effect at each year-end. Income statement accounts were translated at the average rate of exchange prevailing during the year. Before the disposal of this subsidiary, translation adjustments arising from differences in exchange rates from period to period were included in the cumulative translation adjustments account in shareholders' equity. Gains and losses resulting from foreign currency transactions have been included in the determination of net income for the period in which the exchange rate changes.

CASH AND CASH EQUIVALENTS include cash on hand, cash on deposit and money market funds. The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

INVESTMENT SECURITIES are classified as available-for-sale securities and are reported at fair value, with offsetting adjustments to shareholders'

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

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

EARNINGS PER SHARE. The Financial Accounting Standard Board has issued SFAS No. 128, "Earnings Per Share," which became effective for financial statements issued after December 15, 1997. The statement replaces the presentation of primary earnings per share ("EPS") and fully diluted EPS with a presentation of basic EPS and diluted EPS. The Company adopted SFAS No. 128 during the fourth quarter of 1997. Adoption of SFAS No. 128 did not significantly impact the presentation of EPS for the current or prior years.

Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shares outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding (see
Note 10) during the period calculated. The dilutive effect of the Company's stock options is immaterial for the years ended December 31, 1997, 1996 and 1995, respectively.

CONCENTRATIONS OF CREDIT RISK. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Such losses consistently have been within management's expectations. Two customers represented

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

approximately 34% of the Company's trade accounts receivable at December 31, 1997. At December 31, 1996, two customers represented approximately 32% of the Company's trade accounts receivable.

FINANCIAL INSTRUMENTS. The Company values financial instruments as required by SFAS No. 107 "Disclosures about Fair Values of Financial Instruments." The carrying amounts of cash and cash equivalents and accounts and notes receivable approximate fair value. The Company estimated the fair value of its long-term, fixed-rate debt using discounted cash flow analysis based on the Company's current borrowing rates for similar types of debt, the effect of which is that the carrying value of the debt approximates its fair value. The variable-rate line of credit is tied to a floating LIBOR rate and, therefore, approximates market value.

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

RECLASSIFICATIONS. Certain items in the consolidated financial statements for the year ended December 31, 1996, have been reclassified to conform to the presentation in 1997.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 2 - INVESTMENT SECURITIES

A summary of the Company's investment securities portfolio is presented in the tables below.

                                                                 DECEMBER 31, 1997
                                              --------------------------------------------------------
                                                                 GROSS UNREALIZED
                                                               ---------------------        ESTIMATED
                                                 COST           GAIN         (LOSS)         FAIR VALUE
                                              ----------       ------       --------        ----------
Municipal bonds                               $2,921,610       $5,601       $(34,044)       $2,893,167
                                              ----------       ------       --------        ----------

TOTAL                                         $2,921,610       $5,601       $(34,044)       $2,893,167
                                              ==========       ======       ========        ==========

                                                                 DECEMBER 31, 1997
                                              --------------------------------------------------------
                                                                 GROSS UNREALIZED
                                                               ---------------------        ESTIMATED
                                                 COST           GAIN         (LOSS)         FAIR VALUE
                                              ----------       -------      --------        ----------
Collateralized mortgage obligations           $1,656,286                    $(36,331)       $1,619,955
Municipal bonds                                7,269,203       $66,651                      $7,335,854
                                              ----------       -------      --------        ----------

TOTAL                                         $8,925,489       $66,651      $(36,331)       $8,955,809
                                              ==========       =======      ========        ==========

The maturity distribution of investments at December 31, 1997 is shown below.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

                                                         ESTIMATED FAIR
                                           COST              VALUE
                                        ----------       --------------
Under 1 year
1 year - 5 years                        $2,521,610         $2,493,167
5 years - 10 years                            --                 --
Over 10 years                              400,000            400,000
                                        ----------         ----------
TOTAL                                   $2,921,610         $2,893,167
                                        ==========         ==========

The Company computes gains and losses on dispositions of investment securities using the specific identification method. Gains of approximately $48,000, $19,000 and $43,000, and losses of approximately $64,000, $6,000 and $28,000 were realized from sales of investment debt securities during 1997, 1996 and 1995, respectively.

The Company recognized investment income from investment securities of approximately $354,000, $688,900 and $772,000 during 1997, 1996 and 1995, respectively.


NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                             DECEMBER 31,
                                                    -----------------------------
                                                       1997              1996
                                                    -----------       -----------
Finished goods                                      $ 2,801,432       $ 2,449,406
Raw materials and purchased components               21,721,297        22,057,444
Work in process                                       3,612,888           528,667
Obsolescence reserve                                 (1,102,500)         (752,000)
                                                    -----------       -----------
TOTAL                                               $27,033,117       $24,283,517
                                                    ===========       ===========

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 3 - INVENTORIES (CONTINUED)

Substantially all inventories are valued at the lower of LIFO cost or market. For 1997 and 1996, inventory valued at LIFO was approximately the same as inventory valued using the first in, first out method. The LIFO valuation method had a minimal effect on earnings for the years ended December 31, 1997, 1996 and 1995.


NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:

                                                            DECEMBER 31,
                                                    -----------------------------
                                                       1997              1996
                                                    -----------       -----------
Land and improvements                               $   973,994       $ 1,167,358
Buildings and improvements                           10,556,411         8,063,009
Plant machinery and equipment                         3,258,770         2,416,422
Furniture and fixtures                                5,705,664         6,660,117
Vehicles                                              1,130,514         1,073,300
                                                    -----------       -----------

TOTAL                                                21,625,353        19,380,206
Less accumulated depreciation                         9,733,857         7,977,012
                                                    -----------       -----------

NET PROPERTY, PLANT AND EQUIPMENT                   $11,891,496       $11,403,194
                                                    ===========       ===========

The above balances include idle assets related to Spartan de Mexico with a net book value of approximately $0.5 million, which are currently for sale.


NOTE 5 - EQUITY INVESTMENT IN AFFILIATE

In January 1997, the Company acquired a 33-1/3% interest in Carpenter for approximately $10.0 million. Carpenter is a manufacturer of school bus bodies and chassis. The Company increased their investment in Carpenter by $3.0 million during the year. Carpenter also borrowed $2.4 million from

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 5 - EQUITY INVESTMENT IN AFFILIATE (CONTINUED)

the Company. These notes receivable were converted into an equity investment in Carpenter subsequent to year-end. The Company accounts for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet and the results of its operations as of December 31, 1997 as follows:


                                                    DECEMBER 31, 1997
                                                    -----------------
     BALANCE SHEET
          Current Assets                               $25,192,000
          Total Assets                                  41,980,000
          Current Liabilities                           38,344,000
          Total Liabilities                             51,280,000
          Shareholders' Equity                          (9,300,000)
          Total Liabilities and Equity                  41,980,000

     INCOME STATEMENT
          Revenues                                     $76,645,000
          Loss from Operations                         (33,821,000)
          Net Loss                                     (37,788,000)

A going concern opinion was issued for Carpenter for its year ended December 31, 1997. Therefore, the Company's investment in Carpenter has been impaired. The Company has written down its investment in Carpenter to zero and has written off their notes receivable from Carpenter. Subsequent to year end, the Company contributed an additional $0.5 million of equity to Carpenter.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:

                                                        DECEMBER 31,
                                        -------------------------------------------
                                           1997             1996            1995
                                        -----------      ----------      ----------
Current:
    Federal                             $ 2,053,000      $1,450,000      $2,176,000
    State                                   (23,000)        204,000         121,000
                                        -----------      ----------      ----------
Total current                             2,030,000       1,654,000       2,297,000
Deferred:
    Federal                             $(1,297,000)     $ (102,000)     $ (230,000)
    State                                  (103,000)        (20,000)        (67,000)
                                        -----------      ----------      ----------
Total deferred                           (1,400,000)       (122,000)       (297,000)
                                        -----------      ----------      ----------

TOTAL PROVISION FOR INCOME TAXES        $   630,000      $1,532,000      $2,000,000
                                        ===========      ==========      ==========

Income before income taxes:

                                                        DECEMBER 31,
                                        -------------------------------------------
                                           1997             1996            1995
                                        -----------      ----------      ----------
    Domestic                           $(12,494,197)     $9,501,261      $6,082,575
    Foreign                                    --        (5,649,200)       (655,373)
                                       ------------      ----------      ----------
TOTAL PRETAX INCOME (LOSS)             $(12,494,197)     $3,852,061      $5,427,202
                                       ============      ==========      ==========

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - TAXES ON INCOME (CONTINUED)

Differences between the expected income tax expense, derived from applying the federal statutory income tax rate to earnings (loss) before taxes on income, and the actual tax expenses are as follows:

                                                 1997                       1996                    1995
                                        ----------------------     ---------------------    --------------------
                                        AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE    AMOUNT    PERCENTAGE
                                        ------      ----------     ------     ----------    ------    ----------
Federal income taxes at the
   statutory rate                    $(4,248,000)    (34.00)%    $1,310,000     34.00%    $1,845,000    34.00%
Increase (decrease) in income
   taxes resulting from:
   Loss of foreign subsidiary
     not deductible for U.S.
     tax purposes                           --          --          280,000      7.30        229,000     4.20
   Valuation for equity in
      loss of affiliate                5,237,000      41.92
   Foreign Sales Corporation             (37,000)     (0.30)        (70,000)    (1.80)       (86,000)   (1.60)
   Nondeductible expenses                 33,000       0.26          40,000      1.00         33,000     0.60
   Stock compensation expense            (22,000)     (0.18)         (7,000)    (0.20)       (10,000)   (0.20)
   State tax expense                    (158,000)     (1.26)        121,000      3.10         54,000     1.00
   Municipal income                     (121,000)     (0.97)       (131,000)    (3.40)      (134,000)   (2.40)
   Other                                 (54,000)     (0.43)        (11,000)    (0.20)        69,000     1.30
                                     -----------     ------      ----------     -----     ----------    -----
TOTAL                                $   630,000       5.04%     $1,532,000     39.80%    $2,000,000    36.90%
                                     ===========     ======      ==========     =====     ==========    =====

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 6 - TAXES ON INCOME (CONTINUED)

                                                      DECEMBER 31,
                                              ----------------------------
                                                 1997              1996
                                              ----------        ----------
Current Asset (Liability)
Additional capitalized inventory costs        $  121,000        $  112,000
Vacation accrual                                 107,000            88,000
Warranty reserve                               1,096,000           681,000
Inventory allowance                            1,244,000           256,000
Bonus accrual                                       --             115,000
Allowance for doubtful accounts                  337,000           214,000
Valuation allowance for investments               10,300           (10,300)
Other                                            (54,050)           16,000
                                              ----------        ----------
TOTAL                                         $2,861,250        $1,471,700
                                              ==========        ==========

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:                                  DECEMBER 31,
                                                                   ---------------------------
                                                                      1997             1996
                                                                   ----------       ----------
Revolving note payable to bank, with interest
  payable monthly at 45 basis points above the
  LIBOR rate, which was 5.85% at December 31,
  1997, due November 2000, uncollateralized                        $9,603,785
Note payable to Michigan Strategic Fund, interest at
  85% of prime, which was 8.5% at December 31,
  1996, payable in monthly installments of approxi-
  mately $13,300 plus interest through November 2006;
  collateralized by building                                                        $1,586,687
Note payable to Michigan Strategic Fund, interest at 85%
  of prime, payable in monthly installments of approxi-
  mately $14,100 plus interest through December 1998;
  collateralized by accounts receivable, inventory and
  equipment                                                                            329,661
Note payable to bank, with interest payable monthly at
  LIBOR plus 2.25%, due December 1999, uncollateralized                              2,100,000
Mortgage note payable to bank, interest at 7%, payable
  in monthly installments of approximately $18,000
  including interest through March 1999, uncollateralized                            1,776,283
                                                                   ----------       ----------
TOTAL                                                              $9,603,785       $5,792,631

Less current portion of long-term debt                                   --            586,000
                                                                   ----------       ----------
TOTAL                                                              $9,603,785       $5,206,631
                                                                   ==========       ==========

The Company's primary line of credit is a $20.0 million revolving note payable to a bank. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 1997 the Company was not in compliance with the following

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 7 - LONG-TERM DEBT (CONTINUED)

covenants: funded debt ratio; minimum tangible net worth; and limitations on investments, loans and advances. A waiver and amendment has been obtained from the bank for these violations. The Company also has unsecured lines of credit at its subsidiary locations for $0.75 million and $1.0 million. These lines carry an interest rate of a 1/2% above the bank's prime rate (prime rate at December 31, 1997, was 9.00%) and 1% above the bank's prime rate (prime rate at December 31, 1997 was 8.5%), respectively. The $0.75 million line has an expiration date of June 1, 1998. The $1.0 million line expires only if there is a change in management. There were no borrowings on these lines at December 31, 1997.


NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two customers classified as major customers in 1997 and 1996 and three in 1995:

                           1997                          1996                          1995
                 --------------------------    --------------------------     ------------------------
                                  ACCOUNTS                      ACCOUNTS                     ACCOUNTS
CUSTOMER            SALES        RECEIVABLE       SALES        RECEIVABLE        SALES      RECEIVABLE
--------            -----        ----------       -----        ----------        -----      ----------
A. . . . . . .   $46,800,000     $6,900,000    $32,800,000     $3,660,000     $19,742,000   $1,711,000
B. . . . . . .    30,900,000      2,188,000     23,500,000      1,783,000      19,375,000      738,000
C. . . . . . .                                                                 15,274,000      630,000

NOTE 9 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Company employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $0.3 million, $0.3 million and $0.24 million for 1997, 1996 and 1995, respectively. The Company's policy is to fund plan costs accrued.


NOTE 10 - STOCK OPTIONS

The Company has incentive stock option plans covering certain employees. Shares reserved for options under these plans total 3,100,000. The options granted subsequent to January 1, 1991 are exercisable for a period of 10

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 10 - STOCK OPTIONS (CONTINUED)

years from the grant date. The options granted before January 1, 1991, are exercisable for a period of three years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

The Company has a stock option and a restricted stock plan for outside market advisors. Shares reserved for options under this plan total 200,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the grant date.

The Company has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 900,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

Activity for the years ended December 31, 1997, 1996 and 1995 is as follows:

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - STOCK OPTIONS (CONTINUED)

                                       INCENTIVE STOCK              NON-QUALIFIED STOCK           OUTSIDE ADVISOR STOCK
                                         OPTION PLAN                   OPTION PLAN                     OPTION PLAN
                                   ------------------------       -----------------------      ---------------------------
                                 WEIGHTED-AVERAGE     OPTION    WEIGHTED-AVERAGE   OPTION       WEIGHTED-AVERAGE    OPTION
                                  EXERCISE PRICE      SHARES     EXERCISE PRICE    SHARES        EXERCISE PRICE     SHARES
                                  --------------      ------     --------------    ------       ----------------    ------
Balance at January 1, 1995           $11.18           764,539       $10.54           90,500                           --

Options granted                                                     $ 8.84          430,500
Options exercised                                                   $ 8.80          (13,000)
Options canceled                     $13.25           (39,050)      $ 8.80           (9,850)
                                                    ---------                       -------                         ------

Balance at December 31, 1995         $11.07           725,489       $ 9.16          498,150                           --
                                                    =========                       =======                         ======

Options granted                      $ 6.75           307,900       $ 6.82           87,000            $6.56        30,000
Options exercised                    $ 6.75           (12,000)      $ 8.41          (18,200)
Options canceled                     $13.07          (110,850)      $ 8.93          (53,000)
                                                    ---------                       -------                          ------

Balance at December 31, 1996         $ 9.42           910,539       $ 6.95          513,950            $6.56         30,000
                                                    =========                       =======                          ======

Options granted                      $ 7.75           390,300       $ 6.94           30,100            $6.13         33,000
Options exercised                    $ 6.75           (33,150)      $ 1.73           (3,500)
Options canceled                     $11.66           (95,550)      $ 8.80          (41,500)
Options expired                      $13.93           (19,145)
                                                    ---------                       -------                          ------

Exercisable at December 31,
    1997                             $ 8.67         1,152,994       $ 6.84          499,050           $ 6.33         63,000
                                                    =========                       =======                          ======

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 10 - STOCK OPTIONS (CONTINUED)

Exercise prices for options outstanding under the incentive plan at December 31, 1997 ranged from $13.25-$20.90 for 532,694 shares and $6.75-$7.75 for the remaining shares. Exercise prices for options outstanding under the non-ualified plan at December 31, 1997 were stated at $1.73 for 20,250 shares, ranged from $10.50-$14.50 for 76,250 shares and ranged from $6.75-$7.75 for the remaining shares. Exercise prices for options outstanding under the outside advisor plan at December 31, 1997 ranged from $6.125-$6.56. The estimated fair value of options granted in 1997, 1996 and 1995 ranges from $6.02 per share to $8.23 per share. The Company follows APB No. 25 and related interpretations in accounting for its stock options and purchase plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for these plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share for the year ended December 31, 1997, would have been reduced to the PRO FORMA amounts indicated below.

                                        1997                 1996
                                   ------------           ----------
Net Earnings
   As reported                     $(13,124,197)          $2,320,061
   PRO FORMA                        (13,213,278)           2,192,945

Net Earnings Per Share
   As reported                           $(1.06)               $0.18
   PRO FORMA                              (1.07)                0.17

The fair market value of options granted under the Company's stock option plans during 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield; expected volatility of 26.9%; risk free interest rate of 6.5%; and expected lives of three to four years.

Stock options exercisable are the only reconciling item between basic and diluted weighted average common shares outstanding. The dilutive effect on the number of shares outstanding is immaterial and results in no difference between basic earnings per share and diluted earnings per share.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $0.4 million. At December 31, 1997, the Company had outstanding letters of credit totaling $0.2 million.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

At December 31, 1997, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with lending institutions, which have provided floor plan financing to OEMs. These agreements provide for the repurchase of products from the lending institution in the event of the OEMs default. The total contingent liability on December 31, 1997, was approximately $6.9 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or operating results.


NOTE 12 - NOTES RECEIVABLE

On April 4, 1994, the Company entered into a financing agreement with an unrelated entity whereby a line of credit was established. Additionally, the Company entered into a term agreement with such entity. During 1997, the above notes receivable were determined to be impaired due to the deterioration of the entity's business. Consequently, these balances, $1.0 million and $0.56 million, respectively, were written-off in the current year. Subsequent to year-end, the Company foreclosed on the entity's assets.


NOTE 13 - PURCHASE OF TREASURY STOCK

On November 14, 1994, the Board of Directors authorized management to repurchase up to 100,000 shares of its Common Stock in the open market. Repurchase of the Common Stock was contingent upon market conditions. No expiration date was set for the completion of the repurchase program.

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

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 13 - PURCHASE OF TREASURY STOCK (CONTINUED)

On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 additional shares of its Common Stock in the open market. Repurchase of the Common Stock was contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During September and December 1995, the Company repurchased 200,000 shares at an average market price of approximately $9.13 to $9.50 per share. During 1996 the Company repurchased 300,000 shares at an average market price of approximately $8.51 per share. During 1997 the Company repurchased 308,100 shares at an average market price of approximately $6.66 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act applicable to all Michigan corporations.


NOTE 14 - ACQUISITIONS

During the third quarter of 1997, the Company completed the acquisitions of two fire truck apparatus manufacturers. On August 21, 1997, the Company purchased all of the outstanding stock of Luverne Fire Apparatus Co., Ltd. On August 14, 1997, the Company acquired all of the outstanding stock of CTS Holding Company, Inc. ("CTS") in connection with the acquisition of Quality Manufacturing, Inc., a wholly owned subsidiary of CTS. On August 15, 1997, CTS was merged with and into Spartan Quality, Inc., a newly formed corporation and wholly owned subsidiary of the Company. Subsequently, the name of that company was changed to Quality Manufacturing, Inc. The purchase price paid for the two companies was approximately $6.3 million, including cash consideration of approximately $4.4 million with the balance funded through the issuance of 253,338 shares of the Company's Common Stock. The fair market value of the Company's Common Stock on the effective date of the transaction was $7-5/8 per share. Funds for the payment of the purchase price were provided primarily through cash from operations.


The acquisitions were accounted for using the purchase method and, accordingly, the assets and liabilities of the acquired entities have been recorded at their estimated fair value at the date of acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, approximately $3.5 million, has been recorded as goodwill, which will be amortized over 15 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of approximately $10.0 million; property, plant and equipment of approximately

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 14 - ACQUISITIONS (CONTINUED)

$0.7 million; other assets of $26,318; current liabilities of approximately $6.9 million; and long-term liabilities of approximately $0.8 million.

The following unaudited pro forma results of operations for the years ended December 31, 1997 and 1996, assume the acquisitions occurred at the beginning of the respective periods. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect on the dates indicated, or of the results which may occur in the future.

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                  1997                1996
                                              ------------        ------------
Net sales                                     $193,212,000        $157,758,000
Net earnings (loss)                            (12,019,000)          3,986,000
Basic and diluted earnings (loss) per share   $      (0.97)       $       0.32

NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board has issued two new pronouncements that apply to the Company. Statement of Financial Accounts Standards
(SFAS) No. 130 "Reporting Comprehensive Income" requires companies to classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 130 in 1998.

SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information" requires that public business enterprises report financial and descriptive information about its reportable operating segments. SFAS No. 131 also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate, and their major customers. This statement is effective for fiscal years beginning after December 15, 1997. The Company will adopt SFAS No. 131 in 1998.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 15 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Management has determined that the effects on the financial statements from the adoption of these statements will not be material.


NOTE 16 - SUBSEQUENT EVENTS

On January 7, 1998, the Company completed the acquisition of Road Rescue, Inc., a manufacturer of emergency vehicles including ambulances, rescue vehicles and critical care units. The acquisition will be accounted for as a purchase. As such, the excess of the purchase price over the estimated fair value of the acquired net assets, which approximates $2.3 million, will be recorded as goodwill. The acquisition was financed with cash consideration of $1.7 million with the balance funded through the issuance of 240,000 shares of the Company's Common Stock.

The following unaudited pro forma results of operations of the Company give effect to the acquisitions of Road Rescue, Inc., Luverne Fire Apparatus Co., Ltd. and Quality Manufacturing, Inc. as though the transactions had occurred on January 1, 1996. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect on the dates indicated, or of the results which may occur in the future.

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                  1997                1996
                                              ------------        ------------
Net sales                                     $213,181,000        $176,163,000
Net earnings (loss)                            (11,617,000)          4,169,000
Basic and diluted earnings (loss) per share   $      (0.94)       $       0.33

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 1997, is as follows:

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                             QUARTER ENDED
                                           --------------------------------------------------------------------------
                                            MARCH 31,            JUNE 30,            SEPTEMBER 30,        DECEMBER 31,
                                            1997<F1>             1997<F1>            1997<F1><F2>        1997<F2><F3>
                                           -----------          -----------          -----------         ------------
                                          (as restated)        (as restated)        (as restated)
Revenues                                   $46,160,497          $39,468,601          $38,479,206         $ 55,432,425
Expenses                                    43,345,656           38,574,773           37,577,086           57,133,795
                                           -----------          -----------          -----------         ------------
Earnings (loss) before equity in
 loss of affiliate and taxes
 on income                                   2,814,841              893,828              902,120           (1,701,370)
Equity in loss of affiliate                  1,669,201              961,770            2,134,322           10,638,323
Taxes on income                              1,095,000              353,400              226,124           (1,044,524)
                                           -----------          -----------          -----------         ------------
NET EARNINGS (LOSS)                        $    50,640          $  (421,342)         $(1,458,326)        $(11,295,169)
                                           ===========          ===========          ===========         ============
BASIC AND DILUTED NET
  EARNINGS (LOSS) PER SHARE                $      0.01          $     (0.03)          $    (0.12)        $      (0.91)
                                           ===========          ===========          ===========         ============
--------------------

<F1> Prior to the completion of the Company's audit process for the 1997 fiscal year, the management at the Company's 33-1/3%
owned affiliate, Carpenter, determined that certain adjustments it recorded in the fourth quarter should have been recorded in previous quarters.  These errors in prior quarters consisted primarily of: (i) improper recording of payments on accounts receivable; (ii) improper reductions of warranty and inventory obsolescense reserves; (iii) improper revenue recognition; and
(iv) relieving inventory using incorrect costs.  Accordingly, the equity in loss of affiliate for each of the first three quarters in the year ended December 31, 1997 has been restated.  A summary of the significant effects of this restatement on the Company's financial statements is as follows.  The change in the equity in loss of affiliate is the only component of the change in the net earnings (loss) noted below for the Company.

                                                                 QUARTER ENDED
                                                    ------------------------------------
                                                     MARCH 31,    JUNE 30,  SEPTEMBER 30,
                                                       1997        1997         1997
                                                    ------------------------------------
Net earnings (loss) as previously reported          $ 796,205   $ 587,007   $  (464,802)
Net earning (loss), as restated                        50,640    (421,342)   (1,458,326)
Basic and diluted net earnings (loss) per share
 as previously reported                             $    0.06   $    0.05   $     (0.04)
Basic and diluted net earnings (loss) per share
 as restated                                             0.01       (0.03)        (0.12)
                                      47

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

<F2> Includes the results of Quality Manufacturing, Inc. and Luverne Fire
     Apparatus Co., Ltd. from date of acquisition (August 14 and August 21, 1997, respectively) through the end of the year.
<F3> Includes the write-off of $4.4 million of inventory and accounts and notes receivable.


Summarized quarterly financial data for the year ended December 31, 1996, is as follows:

                                                                         QUARTER ENDED
                                           --------------------------------------------------------------------------
                                            MARCH 31,            JUNE 30,             SEPT. 30,            DEC. 31,
                                              1996                 1996                 1996                 1996
                                           -----------          -----------          -----------         ------------
Revenues                                   $47,388,202          $44,702,555          $41,321,410         $42,414,000
Expenses                                    45,520,174           42,683,286           39,481,914          39,866,000
Losses on closure of Mexican
 subsidiary                                       --                   --                   --            (4,423,000)
                                           -----------          -----------          -----------         -----------
Earnings (Loss) before taxes
 on income                                   1,868,028            2,019,269            1,839,496          (1,875,000)
Taxes on income                                656,000              876,000              637,000            (637,000)
                                           -----------          -----------          -----------         -----------
NET EARNINGS (LOSS)                        $ 1,212,028          $ 1,143,269          $ 1,202,496         $(1,238,000)
                                           ===========          ===========          ===========         ===========

BASIC AND DILUTED
 NET EARNINGS (LOSS)
  PER SHARE                                $      0.10          $      0.09          $      0.10         $     (0.09)
                                           ===========          ===========          ===========         ===========

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the "Company") and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the financial statements of Carpenter Industries, Inc. ("Carpenter"), the Company's investment in which is accounted for by use of the equity method. The Company's equity of $15,403,616 in Carpenter's net loss for the year ended December 31, 1997 is included in the accompanying financial statements. The financial statements of Carpenter were audited by other auditors whose report (which includes an explanatory paragraph describing matters that raised substantial doubt about Carpenter's ability to continue as a going concern) has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Motors, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.
Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
Lansing, Michigan
March 17, 1998

BIRK GROSS BELL & COULTER, P.C.
CERTIFIED PUBLIC ACCOUNTANTS/BUSINESS CONSULTANTS
===========================================================================
Bradley S. Bell, CPA     Steven A. Eichenberger, CPA
Jeffrey W. Birk, CPA     Howard I. Gross, CPA, CFB, ABV
Jeffrey L. Coulter, CPA  Steven W. Reed, CPA, ABV

    10 W. MARKET, 2300 MARKET TOWER - INDIANAPOLIS, IN 46204 - 317-633-4700
             300 S. MADISON, SUITE 410 - GREENWOOD, IN 46142 - 317-887-4072
                                                         FAX - 317-638-5217


                       INDEPENDENT AUDITORS' REPORT


Board of Directors
Carpenter Industries, Inc.
Richmond, Indiana

We have audited the accompanying balance sheet of Carpenter Industries, Inc. as of December 31, 1997 and the related statements of operations, cash flows and changes in shareholders' deficit for the year then ended. Our audit included the financial statement schedule presented in Appendix A. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carpenter Industries, Inc. as of December 31, 1997, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set for the therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, conditions exist which raise substantial doubt about its ability to continue as a going concern unless it is able to obtain or generate sufficient cash flow to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Birk Gross Bell & Coulter, P.C.

March 17, 1998
Indianapolis, Indiana

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.


                              PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 19, 1998, is here incorporated by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 19, 1998, is here incorporated by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 19, 1998, is here incorporated by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 19, 1998, is here incorporated by reference.

                                  PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.


ITEM 14(A)(1).  LIST OF FINANCIAL STATEMENTS.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

     Consolidated Balance Sheets as of December 31, 1997 and December 31,
     1996

     Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1997, December 31, 1996 and December 31, 1995

     Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 1997, December 31, 1996 and December 31, 1995

     Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1997, December 31, 1996 and December 31, 1995

     Notes to Consolidated Financial Statements as of December 31, 1997

     Report of Deloitte & Touche LLP

     Report of Birk Gross Bell & Coulter, P.C.


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


ITEM 14(A)(3). LIST OF EXHIBITS. THE FOLLOWING EXHIBITS ARE FILED AS A PART OF THIS REPORT:

     EXHIBIT
     NUMBER                             DOCUMENT

      2.1 Investment Agreement dated December 23, 1996, among Recovery Equity Investors II, LP, Spartan Motors, Inc., Carpenter Industries, Inc., Carpenter Industries LLC, The Beurt SerVaas Revocable Trust and The Curtis Publishing Company. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

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

       4.4 Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an Exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

      10.1 Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.<F*> Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.2 The Spartan Motors, Inc. 1984 Incentive Stock Option Plan.<F*> Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

      10.3 Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.<F*> Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

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

         21    Subsidiaries of Registrant.

       23.1    Consent of Deloitte & Touche LLP.

       23.2    Consent of Birk Gross Bell & Coulter, P.C.

         27    Financial Data Schedule.
-------------------------

     <F*>Management contract or compensatory plan or arrangement.


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


                                   SPARTAN MOTORS, INC.


March 30, 1998                     By /S/ RICHARD J. SCHALTER
                                      Richard J. Schalter,
                                      Secretary and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 30, 1998                     By /S/ GEORGE W. SZTYKIEL
                                      George W. Sztykiel, Director
                                      (Principal Executive Officer)


March 30, 1998                     By /S/ JOHN E. SZTYKIEL
                                      John E. Sztykiel, Director
                                      (Principal Operating Officer)


March 30, 1998                     By /S/ RICHARD J. SCHALTER
                                      Richard J. Schalter
                                      (Principal Accounting and Financial
                                      Officer)


March 30, 1998                     By /S/ WILLIAM F. FOSTER
                                      William F. Foster, Director


March 30, 1998                     By /S/ ANTHONY G. SOMMER
                                      Anthony G. Sommer, Director


March 30, 1998                     By /S/ GEORGE TESSERIS
                                      George Tesseris, Director

March 30, 1998                     By /S/ CHARLES E. NIHART
                                      Charles E. Nihart, Director



March 30, 1998                     By /S/ DAVID R. WILSON
                                      David R. Wilson, Director


March 30, 1998                     By /S/ JAMES C. PENMAN
                                      James C. Penman, Director

                               EXHIBIT INDEX


   EXHIBIT
   NUMBER                          DOCUMENT

     2.1 Investment Agreement dated December 23, 1996, among Recovery Equity Investors II, LP, Spartan Motors, Inc., Carpenter Industries, Inc., Carpenter Industries LLC, The Beurt SerVaas Revocable Trust and The Curtis Publishing Company. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

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

     4.4 Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an Exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

     10.1 Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.<F*> Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

     10.2 The Spartan Motors, Inc. 1984 Incentive Stock Option Plan.<F*> Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

     10.3 Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.<F*> Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

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

     21        Subsidiaries of Registrant.

     23.1      Consent of Deloitte & Touche, LLP

     23.2      Consent of Birk Gross Bell & Coulter, P.C.

     27        Financial Data Schedule.

---------------

     <F*>Management contract or compensatory plan or arrangement.

                                APPENDIX A
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                   SPARTAN MOTORS, INC. AND SUBSIDIARIES

               YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

            COLUMN A                          COLUMN B          COLUMN C         COLUMN D        COLUMN E
---------------------------------             --------          --------         --------        --------
                                                               ADDITIONS
                                             BALANCE AT        CHARGED TO                        BALANCE
                                             BEGINNING         COSTS AND                          AT END
           DESCRIPTION                       OF PERIOD          EXPENSES        DEDUCTIONS       OF PERIOD
---------------------------------            ----------        ----------       ----------       ---------
YEAR ENDED DECEMBER 31, 1997:

Allowance for doubtful accounts              $  630,326        $  509,691       $  215,953       $  924,064
Inventory obsolescence reserve                  767,404         3,585,956        3,250,860        1,102,500
Warranty Reserves                             2,124,987         4,587,001        3,641,208        3,070,780


YEAR ENDED DECEMBER 31, 1996:

Allowance for doubtful accounts              $  591,000        $   71,400       $   33,400       $  629,000
Inventory obsolescence reserve                  500,000           252,000              --           752,000
Warranty Reserves                             1,506,125         5,481,234        4,984,489        2,002,870


YEAR ENDED DECEMBER 31, 1995:

Allowance for doubtful accounts              $  540,000        $   51,000              --        $  591,000
Inventory obsolescence reserve                     --             500,000              --           500,000
Warranty Reserves                             1,856,358         4,799,624       $5,034,028        1,621,954