Form 10-Q
period 1998-03-31
SPARTAN MOTORS INC
filed 1998-05-15
CIK 743238

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                MARCH 31, 1998                      0-13611


                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                     MICHIGAN                         38-2078923
          (State or Other Jurisdiction of          (I.R.S. Employer
          Incorporation or Organization)         Identification No.)

                1000 REYNOLDS ROAD
                CHARLOTTE, MICHIGAN                     48813
     (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes __X__             No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                       MAY 12, 1998
                     -----                       ------------
         Common stock, $.01 par value         12,560,991 shares

===========================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX
                  ======================================


PART I.  FINANCIAL INFORMATION
                                                                         PAGE
     Item 1. Financial Statements:

         Condensed Consolidated Balance Sheets - March 31, 1998
             (Unaudited) and December 31, 1997                              3

         Condensed Consolidated Statements of Net Earnings -
             Three Months Ended March 31, 1998 and 1997
             (Unaudited)                                                    5

         Condensed Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1998 and 1997
             (Unaudited)                                                    6

         Notes to Condensed Consolidated Financial Statements               8

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           11

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                             17

SIGNATURES                                                                 18

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                                       SPARTAN MOTORS, INC.

                                   CONSOLIDATED BALANCE SHEETS
                              --------------------------------------
                                                             MARCH 31, 1998        DECEMBER 31, 1997
                                                             --------------        -----------------
                                                              (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                 $ 1,367,252             $ 4,812,438
    Investment securities                                       2,820,109               2,893,167
    Accounts receivable, less allowance
       for doubtful accounts of $678,000
       in 1998 and $924,000 in 1997                            26,866,455              26,875,828
    Inventories (Note 4)                                       38,274,197              27,033,117
    Deferred tax benefit                                        3,057,586               2,861,250
    Federal taxes receivable                                       55,729                 513,379
    Other current assets                                          711,059                 591,909
                                                              -----------             -----------

       TOTAL CURRENT ASSETS                                    73,152,387              65,581,088
                                                              ===========             ===========

Property, Plant and Equipment,
    net of accumulated depreciation
    of $10,056,000 and $9,734,000 in
    1998 and 1997, respectively                                12,021,753              11,891,496

Equity Investment in Affiliate (Note 5)                                --                      --
Goodwill, net of accumulated amortization
    of $173,000 and $77,000 in 1998 and
    1997, respectively                                          5,584,048               3,378,408
Other Assets                                                      378,243                 394,638
                                                              -----------             -----------

       TOTAL ASSETS                                           $91,136,431             $81,245,630
                                                              ===========             ===========

See notes to consolidated financial statements.

                                       SPARTAN MOTORS, INC.

                                   CONSOLIDATED BALANCE SHEETS
                              --------------------------------------
                                                             MARCH 31, 1998        DECEMBER 31, 1997
                                                             --------------        -----------------
                                                              (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                          $12,992,220             $12,001,995
    Other current liabilities and accrued expenses              1,981,381               1,469,211
    Accrued warranty expense                                    3,385,813               3,070,780
    Accrued customer rebates                                      523,365                 695,367
    Taxes on income                                             2,147,437               1,708,090
    Accrued compensation and related taxes                      1,052,984               1,301,525
    Accrued vacation                                              853,660                 720,788
    Deposits from customers                                     2,797,572               3,184,367
                                                              -----------             -----------

       TOTAL CURRENT LIABILITIES                               25,734,432              24,152,123

Long-Term Debt                                                 15,623,381               9,603,785

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value: 2,000,000
       shares authorized (none issued)
    Common Stock, $.01 par value, 23,900,000 shares
       authorized, issued 12,560,991 shares
       in 1998 and 12,335,960 shares in 1997                      125,610                 123,360
    Additional Paid in Capital                                 24,171,059              22,700,965
    Retained earnings                                          25,522,108              24,683,476
    Valuation allowance                                           (40,159)                (18,079)
                                                              -----------             -----------

       TOTAL SHAREHOLDERS' EQUITY                              49,778,618              47,489,722
                                                              -----------             -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                    $91,136,431             $81,245,630
                                                              ===========             ===========

See notes to consolidated financial statements.

                                       SPARTAN MOTORS, INC.

                       CONSOLIDATED STATEMENTS OF NET EARNINGS (UNAUDITED)
                              --------------------------------------
                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                          1998                   1997
                                                                       -----------            -----------
SALES                                                                  $59,156,255            $45,787,583
COST OF PRODUCTS SOLD                                                   50,470,479             38,653,503
                                                                       -----------            -----------
GROSS PROFIT                                                             8,685,776              7,134,080

OPERATING EXPENSES
    Research and development                                             1,317,300              1,111,328
    Selling, general and administrative                                  4,219,683              3,326,257
                                                                       -----------            -----------
OPERATING INCOME                                                         3,148,793              2,696,495

OTHER INCOME (EXPENSE)
    Interest Expense                                                      (217,627)              (254,568)
    Interest and Other Income                                              293,950                372,914
                                                                       -----------            -----------
EARNINGS BEFORE TAXES AND EQUITY IN LOSS
    OF AFFILIATE                                                         3,225,116              2,814,841

EQUITY IN LOSS OF AFFILIATE                                              1,250,000              1,669,201
                                                                       -----------            -----------
EARNINGS BEFORE TAXES ON INCOME                                          1,975,116              1,145,640

TAXES ON INCOME                                                          1,036,879              1,095,000
                                                                       -----------            -----------
NET EARNINGS                                                           $   938,237            $    50,640
                                                                       ===========            ===========

BASIC AND DILUTED NET EARNINGS PER SHARE                               $      0.07            $      0.01
                                                                       ===========            ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                  12,528,000             12,411,000
                                                                       ===========            ===========

                                       SPARTAN MOTORS, INC.
               CONSOLIDATED STATEMENTS OF COMPREHENSIVE EARNINGS/(LOSS)(UNAUDITED)
                                                                          THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------------
                                                                          1998                   1997
                                                                       -----------            -----------
Net Earnings                                                           $   938,237            $    50,640
Unrealized losses on investment securities, net of tax                      40,159                102,901
                                                                       -----------            -----------
TOTAL COMPREHENSIVE EARNINGS/(LOSS)                                    $   898,078            $   (52,261)
                                                                       ===========            ===========

See notes to consolidated financial statements.

                                       SPARTAN MOTORS, INC.

                         CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                              --------------------------------------
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                             1998                 1997
                                                                          -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                          $   938,237         $    50,640
    Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                                         582,628             452,654
        Gain on sales of assets and marketable securities                          --             (79,144)
        Equity in net loss of affiliate                                     1,250,000           1,669,201
        Decrease (increase) in:
            Accounts receivable                                               359,159          (2,436,071)
            Inventories                                                    (8,027,682)           (508,163)
            Deferred tax benefit                                                   --              16,309
            Federal taxes receivable                                          457,650             925,000
            Other assets                                                      100,134            (433,807)
        Increase (decrease) in:
            Accounts payable                                                 (388,554)          2,018,794
            Other current liabilities and accrued expenses                    418,438            (605,555)
            Accrued warranty expense                                           80,033             (93,260)
            Accrued customer rebates                                         (172,002)            121,564
            Taxes on income                                                   439,347              83,200
            Accrued vacation                                                  (12,482)             24,000
            Accrued compensation and related taxes                           (544,938)            322,665
            Deposits from customers                                          (845,934)                 --
                                                                          -----------         -----------
        TOTAL ADJUSTMENTS                                                  (6,304,203)          1,477,387
                                                                          -----------         -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (5,365,966)          1,528,027
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                               (231,125)           (405,133)
    Proceeds from sales of property, plant and equipment                       27,704              11,600
    Purchases of investment securities                                       (338,658)           (600,000)
    Proceeds from sales of investment securities                              400,000           3,862,969
    Investment in Affiliate                                                (1,250,000)        (10,000,000)
    Acquisition of subsidiary, net of cash received                        (1,661,787)                 --
                                                                          -----------         -----------
NET CASH USED IN INVESTING ACTIVITIES                                      (3,053,866)         (7,130,564)

                                                                                               (Continued)

                                       SPARTAN MOTORS, INC.

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                              --------------------------------------
                                                                            THREE MONTHS ENDED MARCH 31,
                                                                          -------------------------------
                                                                             1998                 1997
                                                                          -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Payments on notes payable                                             $  (236,177)
    Proceeds from long-term debt                                            6,000,000         $ 5,000,000
    Payments on long-term debt                                               (676,092)           (173,206)
    Net proceeds from exercise of stock options                                24,140              80,124
    Purchase of treasury stock                                               (137,225)                 --
                                                                          -----------         -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                   4,974,646           4,906,918

                                                                          -----------         -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (3,445,186)           (695,619)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,812,438           4,912,001
                                                                          ===========         ===========

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $ 1,367,252         $ 4,216,382
                                                                          ===========         ===========



SUPPLEMENTAL DISCLOSURES: Cash paid for interest was $267,000 and $257,000 for the three months ended March 31, 1998 and 1997, respectively. Cash paid for income taxes was $636,000 and $73,000 for the three months ended March 31, 1998 and 1997, respectively.












See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  --------------------------------------


NOTE 1 For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1997, included in Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

         Effective January 1, 1998, the Company adopted Statement of
         Financial Accounting Standard No. 130, "Reporting Comprehensive Income" which requires that all items recognized as components of other comprehensive income be reported in the financial statements. Comprehensive income for the Company generally represents items that are reported as components of shareholders' equity in accordance with generally accepted accounting principles but have not been recognized as part of net income, such as unrealized gains or losses on investment securities and foreign currency translation adjustments.

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of March 31, 1998, and the results of operations for the three month periods ended March 31, 1998 and 1997.

NOTE 3 The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

                                                                   MARCH 31, 1998        DECEMBER 31, 1997
                                                                   --------------        -----------------
           Finished goods                                           $ 3,789,441             $ 2,801,432
           Raw materials and purchased components                    30,069,957              21,721,297
           Work in process                                            5,950,849               3,612,888
           Obsolescence reserve                                      (1,545,050)             (1,102,500)
                                                                    -----------             -----------
                                                                    $38,274,197             $27,033,117
                                                                    ===========             ===========

NOTE 5 The Company has a 33% interest in Carpenter Industries, Inc. ("Carpenter"). Carpenter is a manufacturer of school bus bodies and chassis. The Company advanced $1,250,000 to Carpenter during the first quarter of 1998, which was written off to record the Company's share of Carpenter's net loss for the quarter. The Company accounts for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet as of March 31, 1998 and the results of its operations for the three-month period ended March 31, 1998 are as follows:

                                                                        MARCH 31, 1998
                                                                        --------------
                                                                         (Unaudited)
           BALANCE SHEET
                Current Assets                                           $30,918,086
                Total Assets                                              46,213,382
                Current Liabilities                                       32,192,723
                Total Liabilities                                         50,382,323
                Shareholders' Equity                                      (4,168,941)
                Total Liabilities and Shareholders' Equity                46,213,382

           INCOME STATEMENT
                Revenues                                                   9,923,322
                Loss from Operations                                      (3,541,649)
                Net Loss                                                  (4,572,663)

         A going concern opinion was issued for Carpenter for its year ended December 31, 1997. Therefore, the Company's investment in Carpenter had been impaired. The Company has written down its investment in Carpenter to zero.

         On March 31, 1998, the shareholders of Carpenter, including the Company, entered into a Contribution, Subscription and Stock Purchase Agreement whereby $1.0 million of new capital was invested by two shareholders and a commitment was made by the third shareholder to invest approximately $0.5 million. Carpenter actively is pursuing the refinancing of its entire debt and upon the completion of such refinancing, with certain termination rights, the shareholders have agreed to make additional contributions to Carpenter.

NOTE 6 During the three months ended March 31, 1998 shareholders' equity changed as follows:

           Balance at December 31, 1997                              $47,489,722
           Net earnings                                                  938,237
           Exercise of stock options                                      24,140
           Purchase of treasury stock                                   (137,225)
           Stock issued in purchase of subsidiary                      1,485,824
           Valuation allowance - investment securities                  (22,080)
                                                                     -----------
           Balance at March 31, 1998                                 $49,778,618
                                                                     ===========

NOTE 7 On January 7, 1998, the Company purchased all of the outstanding stock of Road Rescue, Inc. ("Road Rescue"), a manufacturer of emergency vehicles, including ambulances, rescue vehicles, and critical care units. The purchase price paid for Road Rescue was approximately $3.3 million, including cash consideration of approximately $1.8 million with the balance funded through the issuance of 240,133 shares of the Company's Common Stock. The fair market value of the Company's Common Stock on the effective date of the transaction was $6-3/16 per share. Funds for the payment of the purchase price were provided primarily through the Company's line of credit. The acquisition was accounted for using the purchase method and, accordingly, the assets and liabilities of the acquired entity have been recorded at their estimated fair value at the date of the acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, approximately $2.4 million, has been recorded as goodwill, which is being amortized over 15 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of approximately $3.9 million; property, plant and equipment of approximately $0.4 million; other assets of approximately $0.1 million; current liabilities of approximately $3.3 million; and long-term liabilities of approximately $0.3 million.

         The following unaudited pro forma results of operations for the three months ended March 31, 1998 and 1997 assume the acquisitions occurred at the beginning of the respective periods. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect on the dates indicated, or of the results which may occur in the future.

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                             ------------------------------------
                                                                1998                     1997
                                                             -----------              -----------
           Net sales                                         $59,156,255              $50,971,511
           Net earnings                                          938,237                  103,924
           Basic and diluted earnings per share              $      0.07              $      0.01



NOTE 8 The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. As interim financial statements are not required to reflect this statement in the first year of adoption, the Company will adopt SFAS No. 131 during the fourth quarter of 1998.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended March 31, 1998 compared to the period ended March 31, 1997. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                         ------------------------------
                                                                          1998                    1997
                                                                         ------                  ------
        Revenues                                                         100.0%                  100.0%
        Cost of Product Sold                                              85.3%                   84.4%
                                                                         -----                   -----
        Gross Profit                                                      14.7%                   15.6%
        Operating Expenses:
            Research and development                                       2.2%                    2.4%
            Selling, general and administrative                            7.2%                    7.3%
                                                                         -----                   -----
        Income from operations                                             5.3%                    5.9%
        Other                                                              0.1%                    0.2%
                                                                         -----                   -----
        Earnings before loss on equity investment,
            minority interest and taxes on income                          5.4%                    6.1%
        Equity in loss of affiliate                                        2.1%                    3.6%
        Taxes on income                                                    1.7%                    2.4%
                                                                         -----                   -----
        Net earnings                                                       1.6%                    0.1%
                                                                         -----                   -----

THREE MONTH PERIOD ENDED MARCH 31, 1998, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1997

     For the three months ended March 31, 1998 consolidated sales increased $13.4 million (29.3%) over the amount reported for the same period in the previous year. The Emergency Vehicle Group provided approximately $12.5 million in sales during the first quarter of 1998 and was not consolidated with the Company during the first quarter of 1997.

     Chassis sales for the three months ending March 31, 1998 increased $0.9 million (1.9%) compared to the sales reported for the same period in 1997. For the first quarter of 1998, motorhome chassis sales increased 12.2% compared to the first quarter of 1997, primarily due to the increase in market demand for recreational vehicles. Fire truck chassis sales decreased 27.5% during the first quarter of 1998 compared to the same period for 1997. With the acquisition of two of the Company's customers, Luverne Fire Apparatus Co., Ltd. and Quality Manufacturing, Inc., $1.9 million of chassis that were in the inventory of the new subsidiaries at March 31, 1998 had to be eliminated from consolidated sales. In previous

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

years, these chassis would have been considered sales for the Company. Additionally, the reduction of sales reflects the soft market during 1997. The backlog for fire trucks, at March 31, 1998, is 8.8% above the previous year in response to the strengthening of the market and the demand for the Company's Advantage product line. Bus sales for the first quarter of 1998 have increased 121.3% over the same period for 1997 primarily due to the introduction of Z2, the Company's new tour bus chassis.

     Gross profit increased $1.6 million for the first quarter of 1998 compared to the first quarter of 1997. The increase primarily is due to the contribution of the Emergency Vehicle Group and the increased sales of the chassis. Gross profit as a percentage of sales declined from 15.6% for the first quarter of 1997 to 14.7% for the first quarter of 1998. The Emergency Vehicle Group operates at lower margins than the Chassis
Group since their value added is in the body rather than the chassis. Also, the change in product mix, the increase in bus chassis sales and decrease in fire truck chassis sales during the first quarter of 1998 compared to the first quarter of 1997, depressed the Company's gross margin percentage.

     Operating expenses declined from 9.7% of sales for the first quarter of 1997 compared to 9.4% for the first quarter of 1998. The decline is primarily due to a 2% decline in Chassis Group operating expenses from the first quarter of 1997 to the first quarter of 1998. Also, the reduction in operating expenses as a percentage of sales reflects the Company's continued efforts to increase efficiencies and reduce costs.

     The equity in loss of affiliate is the result of Carpenter losing $4.6 million during the first quarter of 1998. In an effort to minimize the impact of the losses, during the first quarter of 1998, Carpenter management began to dispose of fixed assets and inventory that are nonessential to continuing operations and have streamlined their production efforts and reduced production and operating costs.

     On March 31, 1998, the shareholders of Carpenter, including the Company, entered into a Contribution, Subscription and Stock Purchase Agreement whereby $1.0 million of new capital was invested by two shareholders and a commitment was made by the third shareholder to invest approximately $0.5 million. Carpenter actively is pursuing the refinancing of its entire debt and upon the completion of such refinancing, with certain termination rights, the shareholders have agreed to make additional contributions to Carpenter.

     Total chassis orders received decreased 3.1% during the three months ended March 31, 1998 compared to the same period in 1997. The decrease in orders primarily is attributed to the Company's school bus and motorhome product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

bus/specialty and none of the fire truck orders received during the three-month period ended March 31, 1998 were produced and delivered by March 31, 1998.

     At March 31, 1998, the Company had approximately $81.1 million in backlog chassis orders compared with a backlog of approximately $56.1 million for the same period in 1997. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1998 cash used in operating activities was $5.4 million compared to cash provided by operations of $1.5 million for the three months ended March 31, 1997. The use of cash primarily relates to an increase in inventory since December 31, 1997.
This inventory build up was due to the change in engine design to meet requirements of the Environmental Protection Agency and the components associated with this design change. Working capital increased $6.0 million, from $41.4 million to $47.4 million, during the three months ended March 31, 1998. See the Consolidated Statement of Cash Flows contained in this Form 10-Q for further information regarding the $3.4 million decrease in cash and cash equivalents from $4.8 million at December 31, 1997 to $1.4 million at March 31, 1998.

     Shareholders' equity increased from approximately $47.5 million as of March 31, 1997 to approximately $49.8 million as of March 31, 1998. This change primarily is due to the result of net earnings of $0.9 million and stock issued in purchase of Road Rescue of $1.5 million. See Note 7 of the financial statements in this Form 10-Q for further information regarding the acquisition of Road Rescue. The Company's debt to equity ratio increased to 31.4% on March 31, 1998, compared with 20.2% at December 31, 1997 due to the $1.5 million of term debt used to finance the acquisition of Road Rescue and the increase in borrowing due to the increased inventory.

     The Company's primary unsecured line of credit with a bank provides for maximum borrowings of $20.0 million at 45 basis points above the 30-day LIBOR, which was 6.13% at March 31, 1998. As of March 31, 1998, there were no borrowings against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

letters of credit totaling $0.4 million. At March 31, 1998, the Company had outstanding letters of credit totaling $0.2 million. The Company also has unsecured lines of credit at its subsidiary locations for $0.75 million and $1.0 million. There were no borrowings on these lines of credit at March 31, 1998. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

YEAR 2000 COMPLIANCE

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, in the form of software failure, errors or miscalculations.

     The Company established a Year 2000 task force and developed a plan to prepare for the year 2000 in 1998. This plan began with the performance of an inventory of software applications and communicating with third party vendors and suppliers. The Company has a plan, which regularly is updated and monitored by technical personnel. Plan status regularly is review by management of the Company.

     The Company will continue to assess the impact of the Year 2000 issue on the remainder of its computer-based systems and applications throughout 1998. The Company's goal is to perform tests of its systems ad

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

applications during 1998 and to have all systems and applications compliant with the century change by December 31, 1998, allowing 1999 to be used for full validation and testing.

     The costs associated with the Year 2000 compliance primarily will consist of personnel expense for staff dedicated to the effort and professional fees paid to third party providers of remedial services. It is the Company's policy to expense such costs as incurred. The Company also may invest in new or upgraded technology that has definable value lasting beyond 2000. In these instances, where Year 2000 compliance is merely ancillary, the Company may capitalize and depreciate such an asset over its estimated useful life.

     In addition to reviewing its own computer operating systems and applications, the Company will have formal communications with its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those of third parties' failure to resolve their own Year 2000 issues. There is no assurance that the systems of other companies on which the Company's systems rely will be converted in a timely manner. If such modification and conversions are not made, or are not completed timely, the Year 2000 issue could have an adverse impact on the operations of the Company.

     Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have as adverse impact on the Company's financial conditions, results of operation or liquidity.

     The date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer code and similar circumstances.

FORWARD-LOOKING STATEMENTS

     This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the chassis market, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events or otherwise. Future Factors that could cause a difference between a ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates; demand for products and services; the degree of competition by competitors; changes in laws or regulations, including changes related to safety standard adopted by NFPA; changes in prices, levies and assessments; the impact of technological advances; government and regulatory policy changes; trends in customer behaviors; dependence on key personnel; and the vicissitudes of the world and national economy.

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

       4.1      Restated Articles of Incorporation.  See Exhibit 3.1 above.

       4.2      Bylaws.  See Exhibit 3.2 above.

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

    EXHIBIT NO.               DOCUMENT

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

       27       Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The Company filed a Current Report Form 8-K on January 19, 1998, regarding the Company's merger with Road Rescue, Inc.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPARTAN MOTORS, INC.


Date:  May 14, 1998           By /S/RICHARD J. SCHALTER
                                 Richard J. Schalter
                                 Secretary, Treasurer and Chief Financial
                                  Officer

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

       4.1      Restated Articles of Incorporation.  See Exhibit 3.1 above.

       4.2      Bylaws.  See Exhibit 3.2 above.

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

   EXHIBIT NO.               DOCUMENT

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

       27       Financial Data Schedule.