Form 10-Q
period 1998-06-30
SPARTAN MOTORS INC
filed 1998-08-14
CIK 743238

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================
                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended          Commission File Number
                 JUNE 30, 1998                      0-13611


                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                   MICHIGAN                        38-2078923
        (State or Other Jurisdiction of         (I.R.S. Employer
        Incorporation or Organization)        Identification No.)

              1000 REYNOLDS ROAD
              CHARLOTTE, MICHIGAN                   48813
   (Address of Principal Executive Offices)        (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes __X__      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                               OUTSTANDING AT
                    CLASS                      AUGUST 12, 1998
                    -----                      ---------------
        Common stock, $.01 par value          12,566,491 shares

===========================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX
                         =========================


PART I.  FINANCIAL INFORMATION
                                                                          PAGE
     Item 1.  Financial Statements:

         Condensed Consolidated Balance Sheets - June 30, 1998
             (Unaudited) and December 31, 1997                               1

         Condensed Consolidated Statements of Operations -
             Three and Six Months Ended June 30, 1998 and 1997
             (Unaudited)                                                     3

         Condensed Consolidated Statements of Cash Flows -
             Six Months Ended June 30, 1998 and 1997
             (Unaudited)                                                     5

         Notes to Condensed Consolidated Financial Statements                7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            10

PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security-Holders           16

     Item 6.  Exhibits and Reports on Form 8-K                              17

SIGNATURES                                                                  19

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                     JUNE 30, 1998   DECEMBER 31, 1997
                                                     -------------   -----------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $   955,421       $ 4,812,438
    Investment securities                               2,837,257         2,893,167
    Accounts receivable, less allowance
       for doubtful accounts of $413,000
       in 1998 and $924,000 in 1997                    29,304,306        26,875,828
    Inventories (Note 4)                               38,334,595        27,033,117
    Deferred tax benefit                                3,057,586         2,861,250
    Federal taxes receivable                               88,678           513,379
    Other current assets                                  697,298           591,909
                                                      -----------       -----------

       TOTAL CURRENT ASSETS                            75,275,141        65,581,088

PROPERTY, PLANT, AND EQUIPMENT,
    net of accumulated depreciation
    of $10,537,000 and $9,734,000 in
    1998 and 1997, respectively                        11,789,662        11,891,496

Equity Investment in Affiliate (Note 5)                        --                --

GOODWILL, net of accumulated amortization
    of $269,000 and $77,000 in 1998 and
    1997, respectively                                  5,488,101         3,378,408









OTHER ASSETS                                               13,830           394,638
                                                      -----------       -----------

       TOTAL ASSETS                                   $92,566,734       $81,245,630
                                                      ===========       ===========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

                        CONSOLIDATED BALANCE SHEETS
                  ======================================
                                                     JUNE 30, 1998   DECEMBER 31, 1997
                                                     -------------   -----------------
                                                      (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Notes payable                                     $    55,000
    Accounts payable                                   13,944,401       $12,001,995
    Other current liabilities and
       accrued expenses                                 1,946,624         1,469,211
    Accrued warranty expense                            3,194,523         3,070,780
    Accrued customer rebates                              495,819           695,367
    Taxes on income                                     1,973,304         1,708,090
    Accrued compensation and related taxes              1,266,033         1,301,525
    Accrued vacation                                      702,380           720,788
    Deposits from customers                             1,391,712         3,184,367
                                                      -----------       -----------

       TOTAL CURRENT LIABILITIES                       24,969,796        24,152,123

LONG-TERM DEBT                                         19,122,156         9,603,785

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value: 2,000,000
       shares authorized (none issued)
    Common Stock, $.01 par value, 23,900,000
       authorized, issued 12,566,491 shares
       in 1998 and 12,335,960 shares in 1997              125,665           123,360
    Additional Paid in Capital                         24,210,129        22,700,965
    Retained earnings                                  24,188,317        24,683,476
    Valuation allowance                                   (49,329)          (18,079)
                                                      -----------       -----------

       TOTAL SHAREHOLDERS' EQUITY                      48,474,782        47,489,722
                                                      -----------       -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $92,566,734       $81,245,630
                                                      ===========       ===========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ======================================
                                                       THREE MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                         1998              1997
                                                      -----------       -----------
SALES                                                 $55,504,257       $39,126,432
COST OF PRODUCTS SOLD                                  47,932,264        33,323,658
                                                      -----------       -----------
GROSS PROFIT                                            7,571,993         5,802,774

OPERATING EXPENSES
    Research and development                            1,301,747         1,140,892
    Selling, general and administrative                 4,635,631         3,917,338
                                                      -----------       -----------
OPERATING INCOME                                        1,634,615           744,544

OTHER INCOME/(EXPENSE)
    Interest Expense                                     (267,082)         (192,885)
    Interest and Other Income                             201,440           342,169
                                                      -----------       -----------
EARNINGS BEFORE TAXES AND EQUITY
    IN LOSS OF AFFILIATE                                1,568,973           893,828

EQUITY IN LOSS OF AFFILIATE                             1,521,000           961,770
                                                      -----------       -----------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                     47,973           (67,942)

TAXES ON INCOME                                           502,109           353,400
                                                      -----------       -----------
NET LOSS                                              $  (454,136)      $  (421,342)
                                                      ===========       ===========

BASIC AND DILUTED NET EARNINGS PER SHARE              $     (0.04)      $     (0.03)
                                                      ===========       ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                 12,564,000        12,411,000
                                                      ===========       ===========

                            SPARTAN MOTORS, INC.

        CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

                                                       THREE MONTHS ENDED JUNE 30,
                                                      -----------------------------
                                                         1998              1997
                                                      -----------       -----------

Net Loss                                              $ (454,136)       $ (421,342)
Unrealized gains/(losses) on investment securities,
    net of tax                                             8,909           (17,482)
                                                      ----------        ----------
TOTAL COMPREHENSIVE LOSS                              $ (445,227)       $ (438,824)
                                                      ==========        ==========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ======================================
                                                   SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                     1998             1997
                                                 ------------      -----------
SALES                                            $114,660,512      $84,914,015
COST OF PRODUCTS SOLD                              98,402,743       71,977,160
                                                 ------------      -----------
GROSS PROFIT                                       16,257,769       12,936,855

OPERATING EXPENSES
    Research and development                        2,619,047        2,252,220
    Selling, general, and administrative            8,855,314        7,243,595
                                                 ------------      -----------
OPERATING INCOME                                    4,783,408        3,441,040

OTHER INCOME/(EXPENSE)
    Interest Expense                                 (484,709)        (447,453)
    Interest and Other Income                         495,390          715,083
                                                 ------------      -----------
EARNINGS BEFORE TAXES AND EQUITY
    IN LOSS OF AFFILIATE                            4,794,089        3,708,670

EQUITY IN LOSS OF AFFILIATE                         2,771,000        2,630,971
                                                 ------------      -----------
EARNINGS BEFORE TAXES ON INCOME                     2,023,089        1,077,699

TAXES ON INCOME                                     1,538,988        1,448,400
                                                 ------------      -----------
NET EARNINGS (LOSS)                              $    484,101      $  (370,701)
                                                 ============      ===========

BASIC AND DILUTED NET EARNINGS PER SHARE         $       0.04      $     (0.02)
                                                 ============      ===========
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                             12,488,000       12,411,000
                                                 ============      ===========

                           SPARTAN MOTORS, INC.

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

                                                  THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------
                                                     1998             1997
                                                 ------------      -----------
Net Earnings (Loss)                                $484,101         $(370,701)
Unrealized losses on investment securities,
    net of tax                                      (31,250)         (120,383)
                                                   --------         ---------
TOTAL COMPREHENSIVE EARNINGS/(LOSS)                $452,851         $(491,084)
                                                   ========         =========

See notes to consolidated financial statements.

                           SPARTAN MOTORS, INC.

             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ======================================
                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------
                                                                    1998                1997
                                                                 -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                          $   484,101        $  (370,701)
    Adjustments to reconcile net earnings to net cash
    (used in) provided by operating activities:
        Depreciation and amortization                              1,175,992            984,500
        Gain on sales of assets and
            marketable securities                                         --            (74,576)
        Equity in net loss of affiliate                            2,771,000          2,630,971
        Decrease (increase) in:
            Accounts receivable                                   (2,078,692)         4,530,138
            Inventories                                           (8,088,080)        (3,453,095)
            Deferred tax benefit                                          --            471,632
            Federal taxes receivable                                 424,701            925,000
            Other assets                                             478,308           (205,834)
        Increase (decrease) in:
            Accounts payable                                         563,627            547,027
            Other current liabilities and accrued expenses           383,681           (892,644)
            Accrued warranty expense                                (111,257)           743,242
            Accrued customer rebates                                (199,548)            35,028
            Taxes on income                                          265,214            385,300
            Accrued vacation                                        (163,762)            52,003
            Accrued compensation and related taxes                  (331,889)           188,016
            Deposits from customers                               (2,251,794)                --
                                                                 -----------        -----------
    TOTAL ADJUSTMENTS                                             (7,162,499)         6,866,748
                                                                 -----------        -----------

NET CASH (USED IN) PROVIDED BY OPERATING
   ACTIVITIES                                                     (6,678,398)         6,496,047









CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                      (493,992)          (731,150)
    Proceeds from sales of property, plant
        and equipment                                                 25,245             18,600
    Purchases of investment securities                              (364,976)          (600,000)
    Proceeds from sales of investment securities                     400,000          5,086,322
    Investment in Affiliate                                       (2,771,000)       (10,000,000)
    Acquisition of subsidiary, net of cash received               (1,661,787)                --
                                                                 -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES                             (4,866,510)        (6,226,228)


                                                                                      (Continued)

                           SPARTAN MOTORS, INC.

       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) - CONTINUED
                  =======================================
                                                                    SIX MONTHS ENDED JUNE 30,
                                                                 ------------------------------
                                                                    1998                1997
                                                                 -----------        -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                  $    55,000          _________
    Payments on notes payable                                       (236,177)         _________
    Proceeds from long-term debt                                   9,500,000        $ 5,000,000
    Payments on long-term debt                                      (677,137)          (541,217)
    Net proceeds from exercise of stock options                       63,265             80,124
    Purchase of treasury stock                                      (137,225)          (556,036)
    Dividends paid                                                  (879,655)          (865,513)
                                                                 -----------        -----------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                         7,687,891          3,117,358
                                                                 -----------        -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS              (3,857,017)         3,387,177

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                   4,812,438          4,912,001
                                                                 -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                       $   955,421        $ 8,299,178
                                                                 ===========        ===========

SUPPLEMENTAL DISCLOSURES: Cash paid for interest was $563,000 and $450,000 for the six months ended June 30, 1998 and 1997, respectively. Cash paid for income taxes was $1,359,000 and $124,000 for the six months ended
June 30, 1998 and 1997, respectively.

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

NOTE 1 For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1997, included in Form 10-K filed with the Securities and Exchange Commission on March 31, 1998.

          Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which requires that all items recognized as components of other comprehensive income be reported in the financial statements. Comprehensive income for the Company generally represents items that are reported as components of shareholders' equity in accordance with generally accepted accounting principles but have not been recognized as part of net income such as unrealized gains or losses on investment securities and foreign currency translation adjustments.

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of June 30, 1998, and the results of operations for the six month periods ended June 30, 1998 and 1997.

NOTE 3 The results of operations for the six-month period ended June 30, 1998, are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

                                              JUNE 30, 1998    DECEMBER 31, 1997
                                              -------------    -----------------
               Finished goods                  $ 3,684,776       $ 2,801,432
               Raw materials and
                  purchased components          31,505,011        21,721,297
               Work in process                   4,464,808         3,612,888
               Obsolescence reserve             (1,320,000)       (1,102,500)
                                               -----------       -----------
                                               $38,334,595       $27,033,117
                                               ===========       ===========

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

NOTE 5 The Company has a 33% interest in Carpenter Industries, Inc. ("Carpenter"). Carpenter is a manufacturer of school bus bodies and chassis. The Company made additional equity investments in Carpenter in the first and second quarters of $1,250,000 and $1,521,000, respectively, which were written off to record the Company's share of Carpenter's net loss for the respective quarters. The Company accounts for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet as of June 30, 1998 and the results of its operations for the six-month period ended June 30, 1998 are as follows:

NOTE 5
(continued)

                                                              JUNE 30, 1998
                                                              -------------
        BALANCE SHEET
              Current Assets                                  $ 20,746,592
              Total Assets                                     356,466,698
              Current Liabilities                               35,768,560
              Total Liabilities                                 46,610,993
              Stockholders' Equity                             (10,964,325)
              Total Liabilities and Shareholders' Equity        35,646,668
        INCOME STATEMENT
              Revenues                                          29,527,204
              Loss from Operations                             (12,373,939)
              Net Loss                                         (14,393,634)

          Carpenter received a going concern opinion from its auditors for its year ended December 31, 1997. Therefore, the Company's investment in Carpenter had been impaired. The Company has written down their investment in Carpenter to zero.

          On March 31, 1998, the shareholders of Carpenter, including the Company, entered into a Contribution, Subscription and Stock Purchase Agreement whereby $1.0 million of new capital was invested by two shareholders and a commitment was made by the third shareholder to invest approximately $0.5 million.

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

NOTE 6 During the six months ended June 30, 1998, shareholders' equity changed as follows:

                    Balance at December 31, 1997                  $47,489,722
                    Net earnings                                      484,101
                    Exercise of stock options                          63,265
                    Purchase of treasury stock                       (137,225)
                    Stock issued in purchase of subsidiary          1,485,824
                    Valuation allowance-investment
                       securities                                     (31,250)
                    Dividends paid                                   (879,655)
                                                                  -----------

                    Balance at June 30, 1998                      $48,474,782
                                                                  ===========

NOTE 7 On January 7, 1998, the Company purchased all of the outstanding stock of Road Rescue, Inc., ("Road Rescue") a manufacturer of emergency vehicles, including ambulances, rescue vehicles and critical care units. The purchase price paid for Road Rescue was approximately $3.3 million, including cash consideration of approximately $1.8 million with the balance funded through the issuance of 240,133 shares of the Company's Common Stock. The fair market value of the Company's Common Stock on the effective date of the transaction was $6-3/16 per share. Funds for the payment of the purchase price were provided primarily through the Company's line of credit. The acquisition was accounted using the purchase method and, accordingly, the assets and liabilities of the acquired entity have been recorded at their estimated fair value at the date of the acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, approximately $2.4 million, has been recorded as goodwill, which is being amortized over 15 years. The fair values of the assets acquired and the liabilities assumed

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

          were as follows: current assets of approximately $3.9 million; property, plant and equipment of approximately $0.4 million; other assets of approximately $0.1 million; current liabilities of approximately $3.3 million; and long-term liabilities of approximately $0.3 million.

          As described in the Company's financial statements for the year ended December 31, 1997, the Company acquired two other emergency vehicle manufacturers in 1997. The following unaudited pro forma results of operations for the six months ended June 30, 1998 and 1997, assume all three acquisitions occurred at the beginning of the respective periods. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisitions been in effect on the dates indicated, or of the results which may occur in the future.

                                                 FOR THE SIX MONTHS ENDED JUNE 30,
                                                 ---------------------------------
                                                      1998             1997
                                                  ------------     ------------
          Net sales                               $114,660,512     $109,168,774
          Net earnings                                 484,101          193,338
          Basic and diluted earnings per share    $       0.04     $       0.02

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended June 30, 1998 compared to the period ended June 30, 1997. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.


RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net earnings, on an actual basis, as a percentage of revenues:

                                                     THREE MONTHS             SIX MONTHS
                                                    ENDED JUNE 30,           ENDED JUNE 30,
                                                   ----------------        -----------------
                                                   1998        1997        1998         1997
                                                   ----        ----        ----         ----
Sales                                             100.0%      100.0%      100.0%       100.0%
Cost of Product Sold                               86.4%       85.2%       85.8%        84.8%
                                                  -----       -----       -----        -----
Gross Profit                                       13.6%       14.8%       14.2%        15.2%
Operating Expenses:
   Research and development                         2.3%        2.9%        2.3%         2.7%
   Selling, general, and administrative             8.3%       10.0%        7.7%         8.5%
                                                  -----       -----       -----        -----
Income from operations                              3.0%        1.9%        4.2%         4.0%
Other                                              (0.2)%       0.4%        0.0%         0.3%
                                                  -----       -----       -----        -----
Earnings before loss on equity investment,
   minority interest and taxes on income            2.8%        2.3%        4.2%         4.3%
Equity in loss of affiliate                         2.7%        2.5%        2.4%         3.1%
Taxes on income                                     0.9%        0.9%        1.4%         1.7%
                                                  -----       -----       -----        -----
Net earnings (loss)                                (0.8)%      (1.1)%       0.4%        (0.5)%
                                                  =====       =====       =====        =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

THREE-MONTH PERIOD ENDED JUNE 30, 1998, COMPARED TO THE THREE-MONTH PERIOD ENDED JUNE 30, 1997

For the three months ended June 30, 1998, consolidated sales increased $16.4 million (41.9%) over the amount reported for the same period in the previous year. The Emergency Vehicle Group ("EVG") provided approximately $12.6 million in sales during the second quarter of 1998 and was not consolidated with the Company during the second quarter of 1997.

Sales from the Chassis Group for the three months ending June 30, 1998 increased $3.8 million (9.7%) compared to the sales reported for the same period in 1997. For the second quarter of 1998, Motorhome chassis sales increased 24.9% compared to the second quarter of 1997, primarily due to the increase in market demand for recreational vehicles. Fire Truck chassis sales decreased 20.5% during the second quarter of 1998 compared to the same period for 1997. With the acquisition of two of the Company's fire truck chassis customers, Luverne Fire Apparatus Co., Ltd. ("Luverne") and Quality Manufacturing, Inc. ("Quality"), $2.1 million of chassis that were in the inventory of the new subsidiaries at June 30, 1998 had to be eliminated from consolidated sales. In previous years, these chassis would have been considered sales for the Company. Bus sales for the second quarter of 1998 have increased 70.1% over the same period for 1997 primarily due to the introduction of Z2, the Company's new tour bus chassis.

Gross profit increased $1.8 million for the second quarter of 1998 compared to the second quarter of 1997. The increase is primarily due to the contribution of the EVG and from the increased sales of the Chassis Group. Gross profit as a percentage of sales declined from 14.8% for the second quarter of 1997 to 13.6% for the second quarter of 1998. The EVG operates at lower margins than the Chassis Group since their value added is in the body and not the chassis. Also, the change in product mix, the increase in bus chassis sales and decrease in fire truck chassis sales during the second quarter of 1998 compared to the second quarter of 1997, depressed the Company's gross margin percentage.

Operating expenses declined from 12.9% of sales for the second quarter of 1997 compared to 10.6% for the second quarter of 1998. The decline is primarily due to a 12.3% decline in Chassis Group operating expenses when comparing the second quarter of 1998 to the second quarter of 1997. Also, the reduction in operating expenses as a percentage of sales reflect the Company's continued efforts to increase efficiencies and reduce costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The equity in loss of affiliate is the result of Carpenter losing $9.8 million during the second quarter of 1998. In an effort to minimize the impact of the loss, during the first quarter of 1998, Carpenter management began to dispose of fixed assets and inventory that are nonessential to continuing operations and have streamlined their production efforts and reduced production and operating costs.

On March 31, 1998, the shareholders of Carpenter, including the Company, entered into a Contribution, Subscription and Stock Purchase Agreement whereby $1.0 million of new capital was invested by two shareholders and a commitment was made by the third shareholder to invest approximately $0.5 million. Carpenter is actively pursuing the refinancing of its entire debt and upon the completion of such refinancing, with certain termination rights, the shareholders have agreed to make additional contributions to Carpenter.

Total chassis orders received decreased 31% during the three months ended June 30, 1998 compared to the same period in 1997. The decrease in orders is primarily attributed to the Company's school bus and fire truck product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the six-month period ended June 30, 1998 were produced and delivered by June 30, 1998.

At June 30, 1998, the Company had approximately $108.6 million in backlog chassis orders compared with a backlog of approximately $56.1 million for the same period in 1997. The backlog for transit buses, at June 30, 1998, is 156.0% above the previous year due to the Z2 chassis sales, while motorhome backlog is 63.0% above the comparable date in 1997 in response to the strengthening of the recreational vehicle market. Also, the EVG represents backlog of $28.1 million that would not have been included in the 1997 backlog. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

SIX-MONTH PERIOD ENDED JUNE 30, 1998, COMPARED TO THE SIX-MONTH PERIOD ENDED JUNE 30, 1997

Revenues for the six months ended June 30, 1998 were $114.7 million compared with $84.9 million for the same period in 1997, an increase of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

26.0%. Net income for the six months ended June 30, 1998 was $0.5 million compared with a net loss of $0.4 million for the six months ended June 30, 1997, an increase of 225.0%. The increase in revenues and income is primarily attributable to the contribution of the EVG and the reduction of operating expenses. Total chassis production increased 10.1% with fire truck production down 31.7%, which includes the elimination of inter-company sales to Quality and Luverne. These entities were customers in the previous year before being acquired by the Company in the third quarter of 1997. Motorhome production increased 17.5% from the previous year due to the strong market demand in the recreational vehicle market.

Gross profit as a percentage of sales declined 6.6%, from 15.2% to 14.2%, during the six months ended June 30, 1998. The EVG operates at lower margins than the Chassis Group since their value added is in the body and not the chassis. Also, the change in product mix, the increase in bus chassis sales and decrease in fire truck chassis sales, in comparison to the same six-month period in the previous year, depressed the Company's gross margin percentage.

Operating expenses for the six months ended June 30, 1998 declined as a percentage of sales from 11.2% to 10.0% which is a decrease of 10.7%. The decline is primarily due to a 7.5% decline in Chassis Group operating expenses when comparing the first six months of 1998 to the first six months of 1997. The reduction in operating expenses reflects the Company's continued efforts to increase efficiencies and reduce costs.

Total chassis orders received increased 13.6% during the six months ended June 30, 1998 compared to the same period in 1997. The increase in orders is primarily attributed to the Company's motorhome and transit bus product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the six-month period ended June 30, 1998 were produced and delivered by June 30, 1998.

At June 30, 1998, the Company had approximately $108.6 million in backlog chassis orders compared with a backlog of approximately $56.1 million for the same period in 1997. Part of the increase is due to backlog for transit buses at June 30, 1998, which is 156.0% above the previous year due to the Z2 chassis sales, while motorhome backlog is 63.0% above the previous in response to the strengthening of the recreational vehicle market. Also, the EVG represents backlog of $28.6 million that would not have been included in the 1997 backlog. While orders in backlog are

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 1998, cash used in operating activities was $6.7 million compared to cash provided by operations of $6.5 million for the six months ended June 30, 1997. The use of cash primarily relates to an increase in inventory since December 31, 1997. This inventory build up was due to the change in engine design to meet EPA requirements and the components associated with this design change. Working capital increased $9.1 million, from $50.5 million to $41.4 million, during the six months ended June 30, 1998. See the Consolidated Statement of Cash Flows contained in this Form 10-Q for further information regarding the $3.8 million decrease in cash and cash equivalents from $4.8 million at December 31, 1997 to $955,421 at June 30, 1998.

Shareholders' equity increased by approximately $1.0 million as of June 30, 1998. This change primarily is due to the result of net earnings of $0.5 million and stock issued in the purchase of Road Rescue of $1.5 million, offset by payment of $0.9 million in dividends. See Note 7 of the financial statements in this Form 10-Q for further information regarding the acquisition of Road Rescue.

The Company's debt to equity ratio increased to 39.4% on June 30, 1998, compared with 20.2% at December 31, 1997 due to the $1.5 million of term debt used to finance the acquisition of Road Rescue and the increase in borrowing due to the increased inventory.

The Company's primary unsecured line of credit with a bank provides for maximum borrowings of $20.0 million at 45 basis points above the 30-day LIBOR, which was 6.0% at June 30, 1998. As of June 30, 1998, there were borrowings of $19.1 million against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $0.4 million. At March 31, 1998, the Company had outstanding letters of credit totaling $0.2 million. The Company also has unsecured lines of credit at its subsidiary locations for $0.75 million and $1.0 million. There were borrowings of $55,000 on one of

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

these lines of credit at June 30, 1998. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the selling prices of its products. However, the Company normally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

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

The Company established a Year 2000 task force and developed a plan to prepare for the year 2000 in 1998. This plan began with the performance of an inventory of software applications and communicating with third party vendors and suppliers. The Company has a plan, which regularly is updated and monitored by technical personnel. Management of the Company regularly reviews plan status.

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

Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial condition, results of operation or liquidity.

The date on which the Company believes it will complete the Year 2000 modifications is based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer code and similar circumstances.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the chassis market, the economy and about Spartan itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," 'intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing,

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

                        PART II.  OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

     The annual meeting of shareholders of Spartan Motors, Inc. was held on May 19, 1998. The purpose of the meeting was to elect directors and transact any other business that properly came before the meeting.

     The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

                                       VOTES CAST

                              AUTHORITY
ELECTED DIRECTORS                FOR        WITHHELD/AGAINST

Anthony G. Sommer
George Tesseris
David R. Wilson

     The following persons continue to serve as directors: George W. Sztykiel, William F. Foster, John E. Sztykiel, Charles E. Nihart, and James
C. Penman.


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

     4.1    Restated Articles of Incorporation.  See Exhibit 3.1 above.

     4.2    Bylaws.  See Exhibit 3.2 above.

     4.3 Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 31, 1984, and incorporated herein by reference.

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

    10.2 Restated Spartan Motors, Inc. 1984 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

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

      27    Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fiscal quarter ended June 30, 1998.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SPARTAN MOTORS, INC.


Date:  August 14, 1998             By /S/RICHARD J. SCHALTER
                                      Richard J. Schalter
                                      Secretary, Treasurer and Chief
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

     4.1    Restated Articles of Incorporation.  See Exhibit 3.1 above.

     4.2    Bylaws.  See Exhibit 3.2 above.

     4.3 Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 31, 1984, and incorporated herein by reference.

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

    10.2 Restated Spartan Motors, Inc. 1984 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Registration Statement on Form S-8 (Registration No. 33-28432) filed on April 28, 1989, and incorporated herein by reference.

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