Form 10-Q
period 1998-09-30
SPARTAN MOTORS INC
filed 1998-11-16
CIK 743238

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

===============================================================================
                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the Quarter Ended                        Commission File Number
  SEPTEMBER 30, 1998                                 0-13611


                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

           MICHIGAN                               38-2078923
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                Identification No.)

          1000 REYNOLDS ROAD
         CHARLOTTE, MICHIGAN                         48813
(Address of Principal Executive Offices)          (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

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

<CAPTION?
                                               OUTSTANDING AT
          CLASS                                NOVEMBER XX, 1998
Common stock, $.01 par value                   12,561,491 shares

===============================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX

                        -========================

PART I.  FINANCIAL INFORMATION
                                                                        PAGE
     Item 1.  Financial Statements:

          Condensed Consolidated Balance Sheets - September 30, 1998
              (Unaudited) and December 31, 1997                         1-2

          Condensed Consolidated Statements of Operations -
              Three and Nine Months Ended September 30, 1998 and 1997
              (Unaudited)                                               3-4

          Condensed Consolidated Statements of Cash Flows -
              Nine Months Ended September 30, 1998 and 1997
              (Unaudited)                                               5-6

          Notes to Condensed Consolidated Financial Statements         7-10

     Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                        18-19

SIGNATURES                                                               20

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.

                   CONDENSED CONSOLIDATED BALANCE SHEETS
                   =====================================

                                                         SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                         ------------------        -----------------
                                                             (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                             $       499,671          $    4,812,438
    Investment securities                                       2,853,296               2,893,167
    Accounts receivable, less allowance
       for doubtful accounts of $545,000
       in 1998 and $924,000 in 1997                            41,335,382              26,875,828
    Inventories (Note 4)                                       37,891,016              27,033,117
    Deferred tax benefit                                        3,068,904               2,861,250
    Federal taxes receivable                                      112,198                 513,379
    Other current assets                                          748,892                 591,909
                                                          ---------------          --------------
       TOTAL CURRENT ASSETS                                    86,509,359              65,581,088

Property, Plant, and Equipment,
    net of accumulated depreciation
    of $10,582,000 and $9,734,000 in
    1998 and 1997, respectively                                11,367,199              11,891,496

Equity Investment in Affiliate (Note 5)                                --                      --
Mortgage note receivable from Affiliate                         1,354,000                      --
Goodwill, net of accumulated amortization
    of $365,000 and $77,000 in 1998 and
    1997, respectively                                          5,392,155               3,378,408
Other Assets                                                       13,735                 394,638
                                                          ---------------          --------------
       TOTAL ASSETS                                       $   104,636,448          $   81,245,630
                                                          ===============          ==============



See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.

                ===========================================

                                                          SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                          ------------------        -----------------
                                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                      $    23,503,222          $   12,001,995
    Other current liabilities and
       accrued expenses                                         2,344,000               1,469,211
    Accrued warranty expense                                    3,636,061               3,070,780
    Accrued customer rebates                                      722,717                 695,367
    Taxes on income                                             3,348,738               1,708,090
    Accrued compensation and related taxes                      1,806,503               1,301,525
    Accrued vacation                                              825,982                 720,788
    Deposits from customers                                     3,029,198               3,184,367
                                                          ---------------          --------------
       TOTAL CURRENT LIABILITIES                               39,216,421              24,152,123

Long-Term Debt                                                 15,015,922               9,603,785

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value, 2,000,000
       shares authorized (none issued)
    Common Stock, $.01 par value, 23,900,000
       authorized, issued 12,536,891 shares
       in 1998 and 12,335,960 shares in 1997                      125,369                 123,360
    Additional Paid in Capital                                 24,152,744              22,700,965
    Retained earnings                                          26,147,964              24,683,476
    Valuation allowance                                           (21,972)                (18,079)
                                                          ---------------          --------------
       TOTAL SHAREHOLDERS' EQUITY                              50,404,105              47,489,722
                                                          ---------------          --------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                $   104,636,448          $   81,245,630
                                                          ===============          ==============



See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                ===========================================

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                         1998                  1997
                                                                  ----------------        ---------------
SALES                                                             $     69,633,280        $    38,327,198
COST OF PRODUCTS SOLD                                                   59,924,532             32,890,637
                                                                  ----------------        ---------------
GROSS PROFIT                                                             9,708,748              5,436,561

OPERATING EXPENSES
    Research and development                                             1,412,045              1,072,512
    Selling, general and administrative                                  4,434,705              3,437,951
                                                                  ----------------        ---------------
OPERATING INCOME                                                         3,861,998                926,098

OTHER INCOME/(EXPENSE)
    Interest Expense                                                      (284,894)              (175,986)
    Interest and Other Income                                              223,770                152,008
                                                                  ----------------        ---------------
EARNINGS BEFORE EQUITY IN LOSS OF AFFILIATE
    AND TAXES ON INCOME                                                  3,800,874                902,120
EQUITY IN LOSS OF AFFILIATE                                                332,500              2,134,322
                                                                  ----------------        ---------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                                   3,468,374             (1,232,202)

TAXES ON INCOME                                                          1,409,897                226,124
                                                                  ----------------        ---------------
NET EARNING (LOSS)                                                $      2,058,477        $    (1,458,326)
                                                                  ================        ===============
BASIC AND DILUTED NET EARNINGS PER SHARE                          $           0.16        $         (0.12)
                                                                  ================        ===============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                  12,552,000             12,393,000
                                                                  ================        ===============

                           SPARTAN MOTORS, INC.

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

                                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                                  ---------------------------------------
                                                                         1998                  1997
                                                                  ----------------        ---------------
Net Earnings (Loss)                                               $      2,058,477        $    (1,458,326)
Unrealized gains/(losses) on investment securities,
    net of tax                                                              27,357                 96,456
                                                                  ----------------        ---------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                 $      2,085,834        $    (1,361,870)
                                                                  ================        ===============




See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.

        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                ===========================================

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------------
                                                                         1998                  1997
                                                                  ----------------        ----------------
SALES                                                             $    184,293,792        $   123,241,213
COST OF PRODUCTS SOLD                                                  158,327,275            104,867,797
                                                                  ----------------        ---------------
GROSS PROFIT                                                            25,966,517             18,373,416

OPERATING EXPENSES
    Research and development                                             4,031,092              3,324,732
    Selling, general and administrative                                 13,290,019             10,681,546
                                                                  ----------------        ---------------
OPERATING INCOME                                                         8,645,406              4,367,138

OTHER INCOME/(EXPENSE)
    Interest Expense                                                      (769,603)              (623,438)
    Interest and Other Income                                              719,160                867,091
                                                                  ----------------        ---------------
EARNINGS BEFORE EQUITY IN LOSS OF AFFILIATE
    AND TAXES ON INCOME                                                  8,594,963              4,610,791

EQUITY IN LOSS OF AFFILIATE                                              3,103,500              4,765,293
                                                                  ----------------        ---------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                                   5,491,463               (154,502)

TAXES ON INCOME                                                          2,948,885              1,674,524
                                                                  ----------------        ---------------
NET EARNINGS (LOSS)                                               $      2,542,578        $    (1,829,026)
                                                                  ================        ===============
BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE                   $           0.20        $         (0.15)
                                                                  ================        ===============
BASIC AND DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                                  12,500,000             12,472,000
                                                                  ================        ===============

                           SPARTAN MOTORS, INC.

      CONSOLIDATED STATEMENTS OF COMPREHENSIVE OPERATIONS (UNAUDITED)

                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                  ----------------------------------------
                                                                         1998                  1997
                                                                  ----------------        ----------------
Net Earnings (Loss)                                               $      2,542,578        $    (1,829,026)
Unrealized gains/(losses) on investment securities,
    net of tax                                                              (3,893)                27,357
                                                                  ----------------        ---------------
TOTAL COMPREHENSIVE INCOME (LOSS)                                 $      2,538,685        $    (1,801,669)
                                                                  ================        ===============





See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.
        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                ===========================================

                                                                         NINE MONTHS ENDED SEPTEMBER 30,
                                                                      ------------------------------------
                                                                            1998                  1997
                                                                      ---------------     ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings (loss)                                               $     2,542,578     $    (1,829,028)
    Adjustments to reconcile net earnings (loss) to net
    cash provided by (used in) operating activities:
        Depreciation and amortization                                       1,762,582           1,255,665
        Gain on sales of assets and marketable securities                     (83,653)            (49,785)
        Equity in net loss of affiliate                                     3,103,500           4,765,293
        Decrease (increase) in assets net of effects of
          acquisitions of subsidiaries:
            Accounts receivable                                           (14,109,768)          5,043,583
            Inventories                                                    (7,644,501)         (3,826,311)
            Deferred tax benefit                                                   --             444,255
            Federal taxes receivable                                          401,181             349,945
            Other assets                                                      426,809             (98,461)
        Increase (decrease) in liabilities net of effects
          of acquisitions of subsidiaries:
            Accounts payable                                               10,122,448             819,889
            Other current liabilities and accrued expenses                    781,057            (739,525)
            Accrued warranty expense                                          330,281             505,276
            Accrued customer rebates                                           27,350              95,588
            Taxes on income                                                 1,640,648           1,805,924
            Accrued vacation                                                  (40,160)            (62,860)
            Accrued compensation and related taxes                            208,581            (169,891)
            Deposits from customers                                          (614,308)                 --
                                                                       --------------     ---------------
    TOTAL ADJUSTMENTS                                                      (3,687,953)         10,138,585
                                                                       --------------     ---------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                        (1,145,375)          8,309,557
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                               (624,999)         (1,182,951)
    Proceeds from sales of property, plant and equipment                      171,724              18,600
    Purchases of investment securities                                       (364,976)         (9,262,827)
    Proceeds from sales of investment securities                              400,000          13,531,196
    Investment in Affiliate                                                (3,103,500)        (13,000,000)
    Note receivable advanced                                               (1,354,000)
    Acquisition of subsidiary, net of cash received                        (1,661,787)         (3,995,981)
                                                                       --------------     ---------------
NET CASH USED IN INVESTING ACTIVITIES                                      (6,537,538)        (13,891,963)

                                      -9-                           (Continued)

                           SPARTAN MOTORS, INC.

              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (UNAUDITED) - CONTINUED
                ==========================================

                                                                        NINE MONTHS ENDED SEPTEMBER 30,
                                                                      -----------------------------------
                                                                            1998               1997
                                                                      ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from notes payable                                       $        55,000     $     1,795,000
    Payments on notes payable                                                (291,177)           (266,510)
    Proceeds from long-term debt                                            5,396,215           5,000,000
    Payments on long-term debt                                               (679,766)         (1,708,498)
    Net proceeds from exercise of stock options                                63,265             229,783
    Purchase of treasury stock                                               (293,736)           (556,037)
    Dividends paid                                                           (879,655)           (865,212)
                                                                      ---------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES:                                  3,370,146           3,628,526
                                                                      ---------------     ---------------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                  (4,312,767)         (1,953,880)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                            4,812,438           4,912,001
                                                                      ---------------     ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $       499,671     $     2,958,121
                                                                      ===============     ===============






SUPPLEMENTAL DISCLOSURES: Cash paid for interest was $946,000 and $623,000 for the nine months ended September 30, 1998 and 1997, respectively. Cash paid for income taxes was $1,472,000 and $634,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the financial position as of September 30, 1998, and the results of operations for the three and nine month periods ended September 30, 1998 and 1997.

NOTE 3 The results of operations for the nine-month period ended September 30, 1998, are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

                                                      SEPTEMBER 30, 1998        DECEMBER 31, 1997
                                                      ------------------        -----------------
                    Finished goods                       $    3,345,016         $    2,801,432
                    Raw materials and
                       purchased components                  33,405,023             21,721,297
                    Work in process                           3,029,054              3,612,888
                    Obsolescence reserve                     (1,888,077)            (1,102,500)
                                                         --------------         --------------
                                                         $   37,891,016         $   27,033,117
                                                         ==============         ==============

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ======================================

NOTE 5 The Company has a 33% interest in Carpenter Industries, Inc. ("Carpenter"). Carpenter is a manufacturer of school bus bodies and chassis. The Company made additional equity investments to Carpenter in the first, second, and third quarters of 1998 in the amounts of $1,250,000, $1,521,000, and $332,500, respectively, which were written off to record the Company's share of Carpenter's net loss for the respective quarters. The Company accounts for its investment in Carpenter using the equity method of accounting. A summary of Carpenter's balance sheet as of September 30, 1998 and the results of its operations for the nine-month period ended September 30, 1998 are as follows:

                                                                        SEPTEMBER 30, 1998
                                                                        ------------------
                                                                           (unaudited)
        BALANCE SHEET
              Current Assets                                          $        9,446,393
              Total Assets                                                    23,931,711
              Current Liabilities                                             27,395,074
              Total Liabilities                                               37,978,020
              Stockholders' Equity                                           (14,046,309)
              Total Liabilities and Shareholders' Equity                      23,931,711
        INCOME STATEMENT
              Revenues                                                        34,336,067
              Loss from Operations                                           (16,566,901)


            A going concern opinion was issued for Carpenter for its year ended December 31, 1997. Therefore, the Company's investment in Carpenter had been impaired. The Company has written down its investment in Carpenter to zero.

            On October 23, 1998, the Company acquired additional shares of stock of Carpenter in exchange for $1, bringing its total ownership percentage to 49.9%. In addition, the Company acquired 95.5% of non-voting stock in exchange for $3.08 million in cash and $5.08 million in credit support. Going forward, the Company also agreed to contribute up to $3.0 million in additional working capital support in exchange for additional shares of non-voting stock. As

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ______________________________________

NOTE 5
(continued)
            part of these transactions, the Company also obtained control of the Board of Carpenter and has agreed to be actively engaged in the day-to-day operations as well. Consequently, future operating results of Carpenter will be consolidated.

NOTE 6 During the nine months ended September 30, 1998, shareholders' equity changed as follows:

            Balance at December 31, 1997                                $    47,489,722
            Net earnings                                                      2,542,578
            Exercise of stock options                                            63,265
            Purchase and constructive retirement of stock                      (293,736)
            Stock issued in purchase of subsidiary                            1,485,824
            Change in valuation allowance-investment
               securities                                                        (3,893)
            Payment of dividends                                               (879,655)
                                                                        ---------------

            Balance at September 30, 1998                               $    50,404,105
                                                                        ===============

NOTE 7 On January 7, 1998, the Company purchased all of the outstanding stock of Road Rescue, Inc. ("Road Rescue"), a manufacturer of emergency vehicles, including ambulances, rescue vehicles, and critical care units. The purchase price paid for Road Rescue was approximately $3.3 million, including cash consideration of approximately $1.8 million with the balance funded through the issuance of 240,133 shares of the Company's Common Stock. The fair market value of the Company's Common Stock on the effective date of the transaction was $6-3/16 per share. Funds for the payment of the purchase price were provided primarily through the Company's line of credit. The acquisition was accounted using the purchase method and, accordingly, the assets and liabilities of Road Rescue have been recorded at their estimated fair value at the date of the acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, approximately $2.4 million, has been recorded as goodwill, which

                           SPARTAN MOTORS, INC.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ______________________________________

NOTE 7
(continued)
            is being amortized over 15 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of approximately $3.9 million; property, plant, and equipment of approximately $0.4 million; other assets of approximately $0.2 million; current liabilities of approximately $3.3 million; and long-term liabilities of approximately $0.3 million.

            As described in the Company's financial statements for the year ended December 31, 1997, the Company acquired two other emergency vehicle manufacturers in 1997. The following unaudited pro forma results of operations for the nine months ended September 30, 1998 and 1997, assume all three acquisitions and the acquisition of Carpenter discussed in Note 5, occurred at the beginning of the respective periods. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect on the dates indicated, or of the results which may occur in the future.

                                                                   FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                                                            -----------------------------------------------------
                                                                       1998                     1997
                                                            ------------------------     ------------------------
                 Net sales                                      $    218,629,859          $    216,305,517
                 Net earnings (loss)                                 (16,550,771)              (10,551,127)
                 Basic and diluted earnings (loss) per share    $          (1.32)         $          (0.85)



NOTE 8 The Financial Accounting Standards Board has issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." This statement is effective for fiscal years beginning after December 15, 1997. The Company will reflect SFAS No. 131 information beginning with the filing of its annual report on Form 10-K for the year ending December 31, 1998. Interim financial statements are not required to reflect this statement in the initial year of adoption.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended September 30, 1998 compared to the period ended September 30, 1997. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:

                                                     THREE MONTHS                 NINE MONTHS
                                                 ENDED SEPTEMBER 30,           ENDED SEPTEMBER 30,
                                              ------------------------     -------------------------
                                                  1998          1997         1998            1997
                                              ----------      --------     --------        ---------
Sales                                            100.0%        100.0%        100.0%         100.0%
Cost of Product Sold                              86.1%         85.8%         85.9%          85.1%
                                                -------       -------       -------        -------
Gross Profit                                      13.9%         14.2%         14.1%          14.9%
Operating Expenses:
   Research and development                        2.0%          2.8%          2.2%           2.7%
   Selling, general, and administrative            6.4%          9.0%          7.2%           8.6%
                                                -------       -------       -------        -------
Operating Income                                   5.5%          2.4%          4.7%           3.6%
    Other                                        (0.1)%        (0.1)%          0.0%           0.2%
                                                -------       -------       -------        -------
Earnings before loss on equity
   investment and taxes on income                  5.4%          2.3%          4.7%           3.8%
Equity in loss of affiliate                        0.4%          5.6%          1.7%           3.9%
Taxes on income                                    2.0%          0.6%          1.6%           1.4%
                                                -------       -------       -------        -------
Net earnings (loss)                                3.0%        (3.9)%          1.4%         (1.5)%
                                                =======       =======       =======        =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1998, COMPARED TO THE THREE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

For the three months ended September 30, 1998, consolidated sales increased $31.3 million (81.7%) over the amount reported for the same period in the previous year. The Emergency Vehicle Team (EVT) provided approximately $14.5 million in sales during the third quarter of 1998, compared to $3.0 million in the third quarter of 1997. This increase reflects the purchase of Luverne Fire Apparatus Co., Ltd. ("Luverne") and Quality Manufacturing, Inc.("Quality") in August 1997 and Road Rescue, Inc. in January 1998.

Chassis sales for the three months ending September 30, 1998 increased $20.9 million (57.6%), compared to the sales reported for the same period in 1997. All major chassis lines showed improvement in the third quarter of 1998 over the third quarter of 1997. The majority of the increase in chassis sales came from Motorhome chassis sales, which increased 91.9% in the third quarter of 1998 over that of 1997. This increase is primarily due to higher market demand for recreational vehicles, which has increased approximately 14% in units over the previous year. The market for rear engine diesel pusher Motorhomes, which is the market in which the Company competes, has increased an estimated 25% in units over the previous year. The higher market demand is further evidenced by the increase in backlog for Motorhome chassis, which has increased 63.6% over the level at September 30, 1997.

The improvement in Fire Truck chassis sales was 8.9% over the third quarter of 1997. This is due to the strengthening of the market coupled with increased demand for the Company's Advantage product line. With the acquisition of two of the Company's customers, Luverne and Quality, $1.1 million of chassis that were in the inventory of the new subsidiaries at September 30, 1998 had to be eliminated from consolidated sales. In previous years, these chassis would have been considered sales for the Company.

Bus sales for the third quarter of 1998 have increased 46.4% over the same period for 1997. This increase is primarily due to the introduction of the Company's new tour bus chassis, the Z2. In October of 1998, the Company received an order to provide 75 of the Z2 chassis as platforms for Irizar Tour Buses. Bus backlog was boosted further by another October order for 80 transit style bus chassis for a contract with the Southeastern Pennsylvania Transit Authority (SEPTA). These two orders, for which delivery will occur in the first half of 1999, account for more than $12 million in sales. Since these orders were received in October, they are not included in the backlog numbers at September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased $4.3 million for the third quarter of 1998 compared to the third quarter of 1997. The increase is primarily due to the contribution of the EVT and from the increased chassis sales. Gross profit as a percentage of sales declined slightly from 14.2% for the third quarter of 1997 to 13.9% for the third quarter of 1998. The EVT operates at lower margins than the chassis group, since their value added is in the body rather than the chassis. Also, the change in product mix, particularly the increase in bus chassis sales during the third quarter of 1998 compared to the third quarter of 1997, reduced the Company's gross margin percentage.

Operating expenses declined from 11.8% of sales for the third quarter of 1997 to 8.4% for the third quarter of 1998. This reduction in operating expenses as a percentage of sales reflects the Company's continued efforts to increase efficiencies and reduce costs.

The equity in loss of affiliate is the result of Carpenter losing $5.0 million during the third quarter of 1998. In an effort to minimize the impact of the loss, during 1998, Carpenter management began to dispose of fixed assets and inventory that are nonessential to continuing operations and have streamlined their production efforts and reduced production and operating costs.

On October 23, 1998, the Company acquired additional shares of stock of Carpenter in exchange for $1, bringing its total ownership percentage to 49.9%. In addition, the Company acquired 95.5% of non-voting stock in exchange for $3.08 million in cash and $5.08 million in credit support. Going forward, the Company also agreed to contribute up to $3.0 million in additional working capital support in exchange for additional shares of non-voting stock. As part of these transactions, the Company also obtained control of the Board of Carpenter and will be actively engaged in the day-to-day operations as well. Consequently, future operating results of Carpenter will be consolidated.

Total chassis orders received decreased 5.5% during the three months ended September 30, 1998 compared to the same period in 1997. The slight overall decrease in orders is primarily attributable to the Company's bus product lines.

At September 30, 1998, the Company had approximately $75.1 million in backlog chassis orders compared with a backlog of approximately $66.2 million for the same period in 1997. As discussed above, the backlog at September 30, 1998 does not include the orders placed in October by Irizar

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Tour Buses and SEPTA. While orders in backlog are subject to modification, cancellation, or rescheduling by customers, the Company has not experienced significant modification, cancellation, or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions, and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1998, COMPARED TO THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1997

Revenues for the nine months ended September 30, 1998 were $184.3 million compared with $123.2 million for the same period in 1997, an increase of 49.5%. Net income for the nine months ended September 30, 1998 was $2.5 million compared with a net loss of $1.8 million for the nine months ended September 30, 1997. A portion of the increase in revenues was due to $39.5 million in revenues contributed by the EVT for the nine months ended September 30, 1998, compared to $3.0 million for the same period in 1997. In addition, total chassis production improved 19.2%. The increase in revenues and income related to chassis primarily is attributable to an increase in Motorhome chassis sales.

Gross profit as a percentage of sales declined to 14.1% for the first nine months of 1998 as compared to 14.9% for the first nine months of 1997. As mentioned above, the EVT operates at lower margins than the chassis group, since their value added is in the body and not the chassis. Therefore, these increased sales in 1998 have diluted the margins for the consolidated group.

Operating expenses for the nine months ended September 30, 1998 were only 9.4% of sales, compared to 11.3% in the same period in the prior year. This reduction in operating expenses as a percentage of sales reflects the Company's continued efforts to increase efficiencies and reduce costs.

Total chassis orders increased 7.0% during the nine-month period ended
September 30, 1998 versus the same period in 1997.   This increase
primarily is attributable to a 23.0% improvement in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome, one-half of the bus/specialty, and one-third of the fire truck orders received during the nine-month period ended September 30, 1998 were produced and delivered by September 30, 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

At September 30, 1998, the Company had approximately $75.1 million in backlog chassis compared with a backlog of approximately $66.2 million for the same period in 1997. This increase primarily is attributable to an increase in orders for bus chassis. While orders in backlog are subject to modification, cancellation, or rescheduling by customers, the Company has not experienced significant modification, cancellation, or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions, and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1998, cash used in operating activities was $1.1 million compared to cash provided by operations of $8.3 million for the nine months ended September 30, 1997. The use of cash primarily relates to an increase in accounts receivable since December 31, 1997. This increase in accounts receivable is due to the high level of sales in the third quarter of 1998. Working capital increased $5.9 million, from $41.4 million to $47.3 million, during the nine months ended September 30, 1998. See the "Consolidated Statement of Cash Flows" contained in this Form 10-Q for further information regarding the $4.3 million decrease in cash and cash equivalents from $4.8 million at December 31, 1997 to $0.5 million at September 30, 1998.

Shareholders' equity increased $2.9 million in the nine months ended September 30, 1998, to approximately $50.4 million. This change primarily is due to the result of net earnings of $2.5 million and stock issued in purchase of Road Rescue of $1.5 million. See Note 7 of the financial statements in this Form 10-Q for further information regarding the acquisition of Road Rescue. The Company's debt to equity ratio increased to 29.8% on September 30, 1998, compared with 20.2% at December 31, 1997, due to the $1.5 million of term debt used to finance the acquisition of Road Rescue and additional borrowings to fund working capital needs resulting from increased sales.

The Company's primary unsecured line of credit with a bank provides for maximum borrowings of $20.0 million at 70 basis points above the 30-day LIBOR, which was 6.70% at September 30, 1998. As of September 30, 1998, there were borrowings of $13.5 million against this line. In addition, under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $1.0 million. At September 1998, the Company had outstanding letters of credit totaling $0.8 million.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

The Company also has unsecured lines of credit at its subsidiary locations totaling $1.75 million. There were no borrowings on any of these lines of credit at September 30, 1998. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts, and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the selling prices of its products. However, the Company normally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

YEAR 2000 READINESS DISCLOSURE

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions, and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. The problem is that many computer systems that process transactions based on two digits representing the year of transaction may recognize a date using "00" as the year 1900 rather than the year 2000. The problem could affect a wide variety of automated information systems, in the form of software failure, errors, or miscalculations.

The Company established a Year 2000 task force and developed a plan to prepare for the Year 2000 in 1998. This plan began with the performance of an inventory of software applications and equipment with embedded chips and communications with third party vendors and suppliers. The plan regularly

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

is updated and monitored by the Company's technical personnel and management. The Company's plan to address the Year 2000 issue involves the following four phases: assessment, remediation, testing, and implementation. The status of these phases is summarized in the chart below.

                               ASSESSMENT          REMEDIATION           TESTING           IMPLEMENTATION
                               ----------          -----------           -------           --------------
Information Technology       100% Complete      100% Complete         95% Complete         95% Complete

                                                                      Expected             Expected
                                                                      completion date is   completion date is
                                                                      December 1998.       December 1998.

Operating                    100% Complete      100% Complete         100% Complete        100% Complete
Equipment with
Embedded Chips
or Software

Products                     100% Complete      100% Complete         100% Complete        100% Complete

Third Parties                75% Complete       75% Complete          75% Complete         75% Complete

                             Expected           Develop               Expected             Implement
                             completion date    contingency plans     completion date      contingency plans
                             for surveying all  as appropriate by     is March 1999.       or other
                             third parties is   December 1998.                             alternatives as
                             November 1998.                                                necessary by June
                                                                                           1999.



As referenced in the above chart, management has reviewed its Year 2000 exposure to third party customers, distributors, suppliers, and financial institutions. Unreadiness by these third parties could expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of such a third party to address, in a timely manner, the Year 2000 problem would have on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

As of September 30, 1998, the Company has not incurred any material costs in connection with identifying, assessing, remediating, and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs consist primarily of personnel expense for employees who have only a portion of their time dedicated to the Year 2000 remediation effort. It is the Company's policy to expense such costs as incurred. These costs will be funded through operating cash flows. The Company has not replaced, nor does it anticipate replacing, any systems due to Year 2000 issues. In addition, the Company has not accelerated any system replacement due to Year 2000 issues. Any system replacement that the Company has undertaken was due to regular, scheduled maintenance. Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial condition, results of operation, or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. If the Company does not complete any additional phases, the Company will be unable to access its voice mail and may have some employees with personal computers that will malfunction. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company has developed contingency plans for certain critical applications and is working on developing such plans for other applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer code, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption, and similar circumstances.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the chassis market, the economy, and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words, and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend, or clarify forward-looking statements, as a result of new information, future events, or otherwise. Future Factors that could cause a difference between a ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates; demand for products and services; the effects of the Year 2000 issues on the Company's business; the degree of competition by competitors; changes in laws or regulations, including changes related to safety standards adopted by NFPA; changes in prices, levies, and assessments; the impact of technological advances; government and regulatory policy changes; trends in customer behaviors; dependence on key personnel; and the vicissitudes of the world and national economy.

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

      27    Financial Data Schedule.

     (b) REPORTS ON FORM 8-K. The Company filed a Form 8-K on August 25, 1998, regarding Carpenter Industries, Inc. ("Carpenter"). On August 18, 1998, the shareholders of Carpenter agreed to a plan to restart production. The Company holds an equity interest in Carpenter.

          The Company filed a Form 8-K on September 28, 1998, regarding a change in the Company's certifying accountant.

                                SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SPARTAN MOTORS, INC.


Date:  November __, 1998      By /S/RICHARD J. SCHALTER
                                 Richard J. Schalter
                                 Secretary, Treasurer and Chief Financial
                                   Officer

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