Form 10-K405
period 1998-12-31
SPARTAN MOTORS INC
filed 1999-03-19
CIK 743238

===========================================================================

                               United States
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549
                             _________________

                                 FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                       Commission File Number 0-13611

                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

              MICHIGAN                             38-2078923
  (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
   Incorporation or Organization)

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

Aggregate Market Value as of March 15, 1999:  $66,816,501

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of March 15, 1999:  12,576,040 shares

     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Company's May 18, 1999, annual meeting of shareholders are incorporated by reference in Part III.

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

For years, Spartan has been known as a world leading, niche market, engineer and manufacturer for transportation related markets. In June of 1998, the Corporation restructured its operations into four wholly owned subsidiaries: Spartan Motors Chassis, Inc. located at the corporate headquarters in Charlotte, Michigan ("Spartan Motors Chassis"); Road Rescue, Inc. located in St. Paul, Minnesota ("Road Rescue"); Quality Manufacturing, Inc. located in Talladega, Alabama ("Quality"); and Luverne Fire Apparatus Co., Ltd. located in Brandon, South Dakota ("Luverne").

Spartan is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The Company's chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. The Company's customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by mounting the body or apparatus on a Spartan chassis.

In its continued efforts to diversify, the Company completed the acquisitions of Quality and Luverne, two fire truck apparatus companies, in the third quarter of 1997, and Road Rescue, an emergency vehicle manufacturer, in the first quarter of 1998. The premium ambulance product manufactured by Road Rescue is a new market for the Company. The Company believes that the acquisition of an ambulance manufacturer expands product diversification and growth opportunities. The acquisitions are expected to place the acquired companies and Spartan in a position to take advantage of opportunities, including coordinated purchasing efforts and improved supplier relations.

The Company's business strategy is to further diversify its product lines and develop its design, engineering and manufacturing expertise to continue to be the best value producer of custom vehicle products in the national and international marketplace. Spartan Motors Chassis sells its custom chassis to four principal markets: fire truck, motorhome, school and transit bus and specialty. Spartan focuses on certain custom niches within its four principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the other three principal chassis markets. Thus, in the past four years management has placed special emphasis on further diversification into the school bus, transit bus and specialty chassis markets.

Also, during the first quarter of 1997, the Company purchased a 33 1/3% equity interest in school bus body maker Carpenter Industries, Inc. ("Carpenter"). In October 1998, the Company acquired additional shares of Carpenter's stock, bringing its total ownership to 49.9%, and entered into an agreement that allows Spartan to control operations and day-to-day management responsibilities in coordination with a Spartan-appointed management team. In addition, the Company acquired 95.5% of Carpenter's non-voting stock. This stock will convert to voting stock on a one-to-one basis upon the approval of the filing made by the Company under the Hart-Scott-Rodino Antitrust Improvements Act. This continued investment provides Spartan with the opportunity to further diversify its business by offering custom chassis products to the 35,000-unit annual school bus marketplace. The Company's investment in Carpenter is partnered with San Mateo, California-based Recovery Equity Investors, Inc., with members of the key management team at Carpenter obtaining shares of Carpenter stock.

The Company prides itself on the "Spartan" method of conducting business, which features frugality, limited corporate bureaucracy and proactive associate involvement. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using internally or externally generated equity capital as its primary source of expansion capital.

SUBSIDIARIES/PRODUCTS

The Company is organized into two principal groups, the Chassis Group and the Bodies Group. For a description of certain financial information related to each group see Note 16 ("Business Segments") of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

CHASSIS GROUP

Ninety-eight percent of the components used by Spartan Motors Chassis ("Chassis Group") to manufacture its chassis are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEMs and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes, school buses, transit buses and specialty applications such as airport sweepers, utility trucks and crash-rescue apparatus. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility to profitably manufacture chassis with a specialized design which will serve customer needs more efficiently and economically than a standard, commercially-produced chassis.

FIRE TRUCKS CHASSIS

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

The Chassis Group strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. An example of this progressive approach is the Chassis Group's Advantage fire truck chassis and cab. This entry-level product was engineered to directly compete within the $80.0 million commercially produced fire truck chassis market. The Advantage fire truck chassis and cab is priced competitively without sacrificing the added flexibility, quality and end user orientation of a custom-built fire truck.

The Chassis Group monitors the availability of new technology and works closely with its component manufacturers to apply this technology to the Company's products. For example, the Chassis Group helped introduce the Detroit Diesel Series 60 engine to the fire truck market, which is
typically used in heavy-duty commercial applications.   These engines allow
fire trucks to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Chassis Group also worked with Cummins Engine Co. on the introduction of the N-14 and M-11 engines. This collaboration resulted in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the MD series and HD series Allison World Transmission, an improved wholly electronic automatic transmission design that provides better performance characteristics and improved service and maintenance capabilities. An additional illustration of bringing technically advanced components and products to the fire truck marketplace was the introduction of the Spartan/Granning Independent Front Suspension ("I.F.S.") in 1998. I.F.S. places air bags as close to the wheel as possible, utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition,

I.F.S. reduces over-steer and under-steer, brake dive and wheel-to-wheel transfer of road shock to passengers and the body of the vehicle.

The Chassis Group believes that the percentage of fire trucks manufactured with customized chassis will continue to increase. This is primarily due to the fact that customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations when compared to standard, commercially produced fire trucks.

The National Fire Protection Association ("NFPA") adopts safety standards for fire trucks. NFPA standards typically add new requirements that are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew-seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions.

MOTORHOME CHASSIS

The Chassis Group custom manufactures chassis to the individual specifications of its motorhome chassis OEMs. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. The Chassis Group's motorhome chassis are separated into three major product series: (i) the "Summit" series chassis; (ii) the "Mountain Master" series chassis; and (iii) the "K-2" series chassis. These motorhome chassis are basically distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The Chassis Group designs and engineers modifications to these three basic product groups to meet customer requirements and to adapt the chassis to each OEMs specific manufacturing process.

The Chassis Group continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

TRANSIT AND SCHOOL BUS/CHASSIS

The Chassis Group continued to make significant strides toward continued product diversification in 1998. These diversification efforts were specifically focused on expanding Spartan's share in the transit bus and school bus chassis marketplace. The school bus chassis market, coupled with a growing market for the Chassis Group's custom transit bus chassis, creates an excellent opportunity to further diversify into other transit bus products. The Chassis Group currently believes that the transit bus business continues to show an opportunity for growth for custom chassis manufacturing. As the market recognizes the long-term cost savings relating to maintenance and the extended life cycle of a custom bus and identifies the need to place safety as a top priority, custom chassis will have an opportunity for growth. Also creating an atmosphere that favors custom chassis is the aging population that is expected to require additional premium, mass-transit type transportation. The Company believes that medium to small cities and private contractors are committed to move toward small and midsize buses under 32 feet in length, similar to the buses produced on Spartan's chassis. The move to smaller specialty buses is evidenced by the growth in major bus companies that have continued to build on Spartan's custom chassis.

The overall school bus market has grown 2.4% from approximately 37,100 units in 1997 to approximately 38,000 units in 1998. Sales of transit style buses remained constant at approximately 9,300 units during both 1997 and 1998. The Chassis Group supplies transit style school bus chassis to Carpenter, and the Chassis Group believes that this portion of the school bus market will continue to be a growing segment of the overall school bus market. The transit style bus generally is superior to the classic type A & B school bus in terms of safety, handling and durability.

Spartan's innovative custom low floor bus chassis continued to increase market share in 1998, as the design eliminates the need for costly mechanical wheel chair lifts through a revolutionary curb height design that permits the use of manually operated ramps. Spartan's low floor chassis allows end users to meet Americans with Disabilities Act standards, which require handicapped accessibility on all publicly funded buses, on a competitive bases.

The Chassis Group currently expects that its domestic bus vehicle market will continue to grow due to consumers' increasing demands for improved mobile services and increasing concern over safety issues. These two areas are specifically addressed through the use of the Chassis Group's custom chassis.

Potential customers outside of the United States, in areas where bus transportation is used to a greater extent than domestically, continue to show significant interest in the Company's custom bus chassis. The Company's ability to readily convert the bus chassis from left-hand to right-hand steering, and the use of components that are serviceable and accessible throughout the world, should enable Spartan's bus chassis to continue its growth in the international marketplace.

SPECIALTY VEHICLE CHASSIS

The Chassis Group enjoyed an 89.2% increase in sales of specialty chassis in 1998. The Chassis Group continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. Spartan believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for bookmobiles, mobile medical units and other specialty uses, the Company believes it is well positioned to continue to benefit and flourish in this market.

BODIES GROUP

Spartan's Bodies Group consists of its three wholly owned subsidiaries, Luverne, Quality and Road Rescue, and its 49.9% owned subsidiary, Carpenter. All four companies engineer and manufacture vehicles built on chassis platforms purchased from outside sources.

LUVERNE FIRE APPARATUS CO., LTD.

Luverne engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Luverne's product lines include pumper and aerial fire apparatus. Luverne is recognized in the industry for its innovative design, engineering expertise and bringing the strength of "Tubular Stainless Steel" design to the emergency vehicle market. Luverne employs approximately 60 associates at its headquarters in Brandon, South Dakota.

QUALITY MANUFACTURING, INC.

Quality engineers, manufactures and markets custom and commercially produced emergency vehicles at its Talladega, Alabama headquarters. Approximately 85 associates produce pumper and aerial fire apparatus that are marketed through a dealer network covering North America. Quality focuses its efforts on high-end fire truck customers who desire to extend the lifecycle of their emergency vehicles by purchasing premium products.

ROAD RESCUE, INC.

Road Rescue engineers, manufactures and markets premium, custom advanced-care ambulances and rescue vehicles at its headquarters in St. Paul, Minnesota. Road Rescue is a market leader in the design and manufacturing of Type I and Type III advanced care ambulances, especially medium-duty type vehicles, which represent one of the fastest growing segments of the emergency vehicle market. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employs approximately 130 associates.

CARPENTER INDUSTRIES, INC.

Carpenter engineers, manufactures and markets primarily type C and type D school bus bodies at its headquarters in Richmond, Indiana. The two principal components of a school bus are the body and chassis. Bodies and chassis are sold either as integrated units, provided by a single supplier, or separately, in which case end users purchase bodies and chassis from different suppliers and have the two components assembled by the bus body manufacturer. Carpenter markets its products through approximately 40 dealers throughout the United States. The bus body builder employs approximately 225 associates.

SPARTAN DE MEXICO S.A. DE C.V.

Spartan de Mexico S.A. de C.V. ("Spartan de Mexico") was established in January 1993 as the Company's wholly owned subsidiary in Queretaro, Mexico. Spartan de Mexico produced 81 transit bus chassis during 1994. The Company halted production in 1995 due to the faltering Mexican economy that negatively affected the demand for transit bus chassis. Spartan de Mexico incurred losses of $1.2 million 1996. To minimize future negative impacts on the Company, in December 1996 management determined to close the Spartan de Mexico facility. As a result of its decision to cease operations, the Company recorded an additional loss of $4.4 million at year end 1996 resulting from the termination of the cumulative translation adjustment and the disposal of substantially all inventory not transferred to the Company's Charlotte, Michigan facilities and the write off of certain account receivables. Additionally, as part of its exit plan the Company is actively seeking buyers for the real estate and building located in Queretaro, Mexico.

MARKETING

Spartan Chassis Group markets its custom manufactured chassis primarily through the direct contact of its sales department with OEMs, dealers and end users. The apparatus subsidiaries maintain dealer organizations and establish close working relationships through their sales departments with end users. These personal contacts focus on the quality of the each group's custom products and allow the Company to keep customers updated on new and improved product lines and end users needs.

In 1998, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes. In 1998 Company representatives also attended trade shows in Europe for the purpose of introducing, promoting and expanding the Chassis Group's chassis product lines into international markets.

The Chassis Group's sales, marketing and communication team is responsible for marketing its custom manufactured chassis and producing product literature. The sales group consists of approximately nine salespeople based in Charlotte, Michigan and nine salespeople located throughout North America, including the independent sales forces of the newly-acquired emergency vehicle subsidiaries. In addition, the Company retains a sales representative in London in a continued effort to increase penetration in this international marketplace.

COMPETITION

The principal methods of competitive advantages utilized by the Company include customized design, product and service quality and speed of delivery. The Company competes with companies, some of which are divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company, that manufacture for similar markets. Certain competitors are vertically integrated and manufacture their own commercial chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the market compared to its competition. The market share in the custom chassis market is fragmented and the Company believes that no one company has a dominant market position.

MANUFACTURING

The Chassis Group has three principal assembly facilities in Charlotte, Michigan for its custom chassis products. Due to the custom nature of its business, Spartan chassis cannot be manufactured efficiently on automated assembly lines. Generally, the Chassis Group designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

The Bodies Group's products are manufactured and assembled in each of their respective subsidiary facilities. The chassis for the products are purchased from the Chassis Group and from outside commercially-produced chassis manufacturers. The facilities do not use fully automated assembly lines since each vehicle is manufactured to meet specifications of an end user order. The chassis is rolled down the assembly line on temporary wheels as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

The Company believes that the assembly facilities of its subsidiaries are sufficient for current product production and capacity increases can be achieved at relatively low cost, largely by increasing the number of production associates or adding additional shifts.

SUPPLIERS

An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Meritor Automotive, Inc., Detroit Diesel, Inc., Cummins Engine Co., Allison Division of General Motors Corporation, Truck Cab Manufacturing, Eaton Axle Corporation, REYCO Industries, Inc., Granning Suspensions and Goodyear Tire and Rubber Co. The Company is able to better control production costs due to its high volume purchasing power with these component suppliers. With the additional joint volume buying power of the Company's new subsidiaries, it is expected to further control and reduce per piece component costs in the future.

RESEARCH AND DEVELOPMENT

The Chassis Group success has depended on its ability to respond quickly to changing market demands. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Chassis Group devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. All four Bodies Group subsidiaries currently operate research and development groups with similar results in mind.

PRODUCT WARRANTIES

The Company's subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into the Company's chassis and vehicles.

PATENTS, TRADEMARKS, LICENSES AND FRANCHISES

The Company has three patents, one copyright and one service mark. The Company also has four trademarks, three registered in the United States and one in Mexico. Two of these registered trademarks are of the Spartan insignia and limit the right of use exclusively to the Company.

The Company believes its products are identified by the Company's trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its business.

ENVIRONMENTAL MATTERS

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the capital expenditures, earnings or competitive position of the Company.

ASSOCIATES

The Company and its subsidiaries employed approximately 1,025 full-time associates as of December 31, 1998. Production workers totaling approximately 150 associates at Carpenter's facilities are represented by the United Auto Workers Union. Management presently considers its relations with associates to be positive.

CUSTOMER BASE

In 1998, the Company's customer base included two major customers. Sales in 1998 to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were approximately $62.8 million and sales to Newmar Corp. ("Newmar") were approximately $40.6 million. These numbers compare to sales of approximately $46.8 million to Fleetwood and $30.9 million to Newmar in 1997 and approximately $32.8 million to Fleetwood and $23.5 million to Newmar in 1996. Sales to customers classified as major amounted to 40%, 43% and 32% of total revenues in 1998, 1997 and 1996, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

BACKLOG ORDERS

At December 31, 1998, the Company had backlog orders for the Chassis Group of approximately $83.5 million compared with a backlog of approximately

$71.0 million at December 31, 1997. At December 31, 1998, the Company had backlog orders for the Bodies Group of approximately $37.1 million compared with a backlog of approximately $21.7 million at December 31, 1997.

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

                                                                                         OWNED/       SQUARE
       USED BY                      LOCATION                          USE                LEASED       FOOTAGE
----------------------   --------------------------------     -------------------        ------       -------
Spartan Motors, Inc.     Plant I - 1000 Reynolds Road         Headquarters,              Owned         51,000
                         Charlotte, Michigan                  Manufacturing
                                                              and Warehousing

Spartan Motors, Inc.     Plant II - 1165 Reynolds Road        Manufacturing, Sales       Owned         44,000
                         Charlotte, Michigan                  and Marketing

Spartan Motors, Inc.     Plant III - 1580 Mikesell Street     Engineering and            Owned         50,000
                         Charlotte, Michigan                  Manufacturing

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

Spartan de Mexico        Acceso III S-N,                      Manufacturing and          Owned        100,000<F*>
  S.A. de C.V.           Queretaro, Mexico                    Warehousing

Luverne Fire             1209 E. Birch Street                 Headquarters,              Leased        28,000
 Apparatus Co., Ltd.     Brandon, South Dakota                Manufacturing,
                                                              and Warehousing



Quality Manufacturing,   1420 Nimitz Avenue                   General offices,           Owned         65,000
  Inc.                   Talladega, Alabama                   Manufacturing
                                                              and Warehousing

Road Rescue, Inc.        1133 Rankin Street                   General offices,           Leased       105,000
                         Saint Paul, Minnesota                Manufacturing
                                                              and Warehousing

Carpenter Industries,    1100 Industries Rd.                  General offices,           Leased       530,000
  Inc.                   Richmond, Indiana                    Manufacturing
                                                              and Warehousing
--------------------------

<F*>Currently idle


ITEM 3.  LEGAL PROCEEDINGS.

At December 31, 1998, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During the fourth quarter of 1998, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.


                               PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
         MATTERS.

Spartan's Common Stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

Since 1992, the Board of Directors has authorized management to repurchase up to a total of 1,400,000 shares of its Common Stock in open market transactions. Management repurchased 51,600 shares through December 31, 1998. Repurchase of Common Stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. The treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act.

The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, all as reported by The Nasdaq Stock Market:

                                                         HIGH      LOW
                                                         ----      ---
Year Ended December 31, 1998:
     First Quarter . . . . . . . . . . . . . . . . .    $8.625    $6.188
     Second Quarter. . . . . . . . . . . . . . . . .     8.375     7.063
     Third Quarter . . . . . . . . . . . . . . . . .     7.250     4.750
     Fourth Quarter. . . . . . . . . . . . . . . . .     6.875     4.438

Year Ended December 31, 1997:
     First Quarter . . . . . . . . . . . . . . . . .    $8.250    $6.375
     Second Quarter. . . . . . . . . . . . . . . . .     8.000     6.625
     Third Quarter . . . . . . . . . . . . . . . . .     9.625     6.875
     Fourth Quarter. . . . . . . . . . . . . . . . .     7.500     5.250

The Company declared cash dividends of $0.07 per outstanding share on May 19, 1998 and $0.07 per outstanding share on April 20, 1997, to shareholders of record on May 31, 1998 and April 20, 1997.

The number of shareholders of record of the Company's Common Stock on March 18, 1999 was 935.


ITEM 6.   SELECTED FINANCIAL DATA.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1998, has been derived from Consolidated Financial Statements of the Company, which have been audited by the Company's independent auditors, Ernst & Young LLP, with respect to the year ended December 31, 1998, and Deloitte & Touche LLP, with respect to the years ended December 31, 1997, 1996, 1995 and 1994. The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

                              Five-Year Operating and Financial Summary
                           (In Thousands of Dollars, Except Per Share Data)
                                                 1998        1997        1996        1995        1994
                                               --------    --------    --------    --------    --------
Sales                                          $255,338    $178,641    $174,677    $152,599    $189,409
Cost of products sold                           217,979     155,291     148,629     131,809     158,390
                                               --------    --------    --------    --------    --------
Gross profit                                     37,359      23,350      26,048      20,790      31,019
Operating expenses:
   Research and development                       5,517       4,692       4,194       3,135       3,002
   Selling, general & administrative             19,147      15,801      14,264      13,252      13,127
                                               --------    --------    --------    --------    --------
Operating income                                 12,695       2,857       7,590       4,403      14,890
Other                                              (915)         52         685       1,024       1,629
                                               --------    --------    --------    --------    --------
Earnings before loss on equity
   investment, loss on closure
   and taxes on income                           11,780       2,909       8,275       5,427      16,519
Equity in loss of affiliate                       4,059      15,403
Loss on closure of Mexican subsidiary                                     4,423
Taxes on income                                   4,236         630       1,532       2,000       5,906
                                               --------    --------    --------    --------    --------
Net earnings (loss)                            $  3,485    $(13,124)   $  2,320    $  3,427    $ 10,613
                                               ========    ========    ========    ========    ========
Basic and diluted earnings per share           $   0.28    $  (1.06)   $   0.18    $   0.27    $   0.80
                                               ========    ========    ========    ========    ========
Cash dividends per common share                $   0.07    $   0.07    $   0.05    $   0.05    $   0.05
                                               ========    ========    ========    ========    ========
Basic and diluted weighted average
   common shares outstanding                     12,507      12,381      12,541      12,887      13,203
                                               ========    ========    ========    ========    ========
Balance Sheet Data:
Net working capital                            $ 45,208    $ 41,429    $ 54,840    $ 50,890    $ 52,316
Total assets                                    125,916      81,245      79,683      75,211      81,067
Long-term obligations                            31,891       9,604       5,207       5,792       6,211
Shareholders' equity                             45,133      47,489      61,405      59,828      61,628

The five year summary above should be read in conjunction with Note 5 "Equity Investment in Affiliate" and Note 15 "Acquisitions" of the Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following section provides a narrative discussion about Spartan's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto presented in this Form 10-K.

RESULTS OF OPERATIONS

     YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31,
     1997

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:

                                                       YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1998       1997       1996
                                                    ------     ------     ------
Sales                                               100.0%     100.0%     100.0%
Cost of products sold                                85.4%      86.9%      85.1%
                                                    -----      -----      -----
Gross profit                                         14.6%      13.1%      14.9%
Operating expenses:
   Research and development                           2.1%       2.6%       2.4%
   Selling, general & administrative                  7.5%       8.9%       8.2%
                                                    -----      -----      -----
Operating income                                      5.0%       1.6%       4.3%
Other                                                (0.4%)      0.1%       0.4%
                                                    -----      -----      -----
Earnings before loss on equity investment,
   loss on closure and taxes on income                4.6%       1.7%       4.7%
Equity in loss of affiliate                           1.6%       8.6%
Loss on closure of Mexican subsidiary                                       2.5%
Taxes on income                                       1.6%       0.4%       0.9%
                                                    -----      -----      -----
Net earnings (loss)                                   1.4%      (7.3%)      1.3%
                                                    =====      =====      =====

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the year ended December 31, 1998, consolidated sales increased $76.7 million (42.9%) over the amount reported for the same period in the previous year. For the year ended December 31, 1998, chassis sales increased $37.9 million compared to the amount reported for the same period in the previous year, with the Bodies Group providing approximately $55.6 million in revenues. Of the 42.9% increase in sales, 13.1% is due to acquisitions completed in 1998 within the Bodies Group. For the year ended December 31, 1998, revenues for fire truck chassis and school bus chassis sales declined approximately 7.4% and 60.5%, respectively, while motorhome chassis and transit bus chassis sales increased approximately 36.7% and 70.0%, respectively, compared to the year ended December 31, 1997. The reduction in fire truck chassis sales relates to the soft market in 1998 and the reduction in school bus chassis sales is attributable to the decline in transit style bus sales to Carpenter. Currently, Carpenter is the primary distribution point for school buses and its market share of transit style buses declined during 1998. The increase in motorhome chassis sales directly relates to the revenue and market share increases by the Company's two largest customers, Fleetwood and Newmar. Transit bus chassis sales increased primarily due to the introduction of a new tour bus product line marketed by Metrotrans.

Additionally, $7.5 million of chassis that were sold to the Company's subsidiaries during 1998 had to be eliminated from consolidated revenues. Before the acquisitions, these chassis would have been considered revenues for the Company.

Interest and other income, net of interest expense, declined $1.0 million primarily due to increased borrowings used to fund, in part, the acquisition of Road Rescue and the Company's additional investment in Carpenter. The decrease in equity in loss of affiliate as a percentage of sales is due to a decrease in the net loss of Carpenter in 1998 prior to the consolidation date when compared to 1997. Included in Carpenter's net loss for 1997 was a write off of goodwill due to the going concern qualification in its report of independent auditors in 1997. The increase in the Company's income taxes as a percentage of sales is due to increased profitability of the Company. See Note 7 "Taxes on Income" for further information regarding income taxes.

The report of independent auditors pertaining to Carpenter financial statements for the year ended December 31, 1998 contained a going concern qualification. For a portion of 1998, Carpenter was not operating, which resulted in a large decline in sales and a weakened

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

backlog. Since the time that the Company increased its ownership and assumed oversight of day-to-day management of operations, the Company believes that Carpenter has developed a solid operating plan and the Company is optimistic about the current business prospects of Carpenter. The Company believes that the school bus market is comparable in size to the motorhome market. This makes it an important market in terms of diversification for the Company.

     YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31,
     1996

For the year ended December 31, 1997, consolidated sales increased $4.0 million (2%) over the amount reported for the same period in the previous year. For the year ended December 31, 1997, chassis sales declined $8.5 million compared to the amount reported for the same period in the previous year, with the Bodies Group providing approximately $12.5 million in revenues since the acquisition of Quality and Luverne in August of 1997. For the year ended December 31, 1997, revenues for fire truck chassis and bus chassis sales declined approximately 17% and 25% respectively, while motorhome chassis sales increased 12% compared to December 31, 1996. The reduction in fire truck chassis sales related to the soft market in 1997 and the reduction in bus chassis sales primarily was attributable to the decline in transit style bus sales to Carpenter. Carpenter is the primary distribution point for school buses and their market share of transit style buses declined dramatically during 1997. The increase in motorhome chassis sales directly related to the revenue and market share increases by the Company's two largest customers, Fleetwood and Newmar.

Additionally, with the acquisition of two of the Company's customers, Luverne and Quality, $3.2 million of chassis that were in the inventory of the new subsidiaries at December 31, 1997 had to be eliminated from consolidated revenues. In previous years, these chassis would have been considered revenues for the Company.

Cost of products sold included a write-down of inventory in the fourth quarter of 1997 of approximately $2.4 million that reflected technological and production changes in the Chassis Group. The write-down of inventory was the primary reason for the decrease in gross margins from 14.9% in 1996 to 13.1% in 1997. Selling, general and administrative expenses remained consistent with 1996 with the exception of a write-off of a note receivable from a customer in 1997.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

Consequently, the Company wrote down its investment in Carpenter to zero and wrote off the notes receivable from Carpenter for a total asset reduction of $15.3 million at December 31, 1997.

The Company believes that the school bus market is an important market for the Company and therefore, in conjunction with the other shareholders and new management of Carpenter, has taken steps to improve the operations of Carpenter. Carpenter management began to dispose of fixed assets and inventory that are nonessential to continuing operations and have streamlined their production efforts and reduced production costs.

QUARTERLY RESULTS

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 17 to the Consolidated Financial Statements in this Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1998, cash used in operating activities was approximately $11.0 million which was $26.1 million less than the $15.1 million of cash provided by operating activities for the year ended December 31, 1997. The Company's working capital increased by $3.8 million from $41.4 million in 1997 to $45.2 million in 1998. See the "Consolidated Statement of Cash Flows" contained in this Form 10-K for further information regarding the $4.77 million decrease in cash and cash equivalents, from $4.81 million as of December 31, 1997, to $0.04 million as of December 31, 1998. See "Selected Financial Data" for a five-year comparison of working capital and see Note 5 to the Consolidated Financial Statements in this Form 10-K for an event affecting liquidity.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

Shareholders' equity decreased approximately $2.3 million to $45.1 million as of December 31, 1998. This change primarily is the result of net earnings of $3.5 million, dividends of $0.9 million paid on June 30, 1998, $0.3 million to acquire 51,600 shares of the Company's Common Stock, $1.5 million related to the acquisition of Road Rescue and $6.2 million related to the effect of the minority interest in shareholders' deficit of Carpenter.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 1998 the Company was in compliance with all debt covenants. The Company also has unsecured lines of credit at its subsidiary locations for $0.2 million and $1.0 million and a secured line of credit for $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 1998, was 7.75%) and has an expiration date of June 1999. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4,032,556 at December 31, 1998. The other two lines carry an interest rate of 1% above the bank's prime rate. The $0.2 million line has an expiration date of June 1, 1999. The $1.0 million line expires only if there is a change in management. There were borrowings on one of these lines of $0.2 million at December 31, 1998. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. The Company's investment securities matured before the filing of this Form 10-K. Due to variable interest rates on the Company's short-term and long-term debt, an increase in interest rates of 1% could result in the Company incurring an additional $0.3 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.3 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, Spartan has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

YEAR 2000 READINESS DISCLOSURE

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified such information.

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

The Company established a Year 2000 task force and developed a plan to prepare for the Year 2000 in 1998. This plan began with the performance of an inventory of software applications and equipment with embedded chips and communications with third party vendors and suppliers. The plan regularly is updated and monitored by the

Company's technical personnel and management. The Company's plan to address the Year 2000 issue involves the following four phases:
assessment, remediation, testing and implementation. The status of these phases is summarized in the chart below.

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

                              ASSESSMENT           REMEDIATION             TESTING              IMPLEMENTATION
                              ----------           -----------             -------              --------------
Information Technology       100% Complete        100% Complete          95% Complete            95% Complete

                                                                         Expected                Expected
                                                                         completion date is      completion date is
                                                                         June 1999.              June 1999.

Operating Equipment          100% Complete        100% Complete          100% Complete           100% Complete
with Embedded Chips
or Software

Products                     100% Complete        100% Complete          100% Complete           100% Complete

Third Parties                100% Complete        100% Complete          95% Complete            75% Complete

                                                                         Expected                Implement
                                                                         completion date         contingency plans
                                                                         is April 1999.          or other alternatives
                                                                                                 as necessary by
                                                                                                 June 1999.

As referenced in the previous chart, management has reviewed its Year 2000 exposure to third party customers, distributors, suppliers and financial institutions. Lack of readiness by these third parties could expose the Company to the potential for loss and impairment of business processes and activities. The Company is assessing these risks and is considering the need for contingency plans intended to address perceived risks. The Company cannot predict what effect the failure of such a third party to address, in a timely manner, the Year 2000 problem would have on the Company.

As of December 31, 1998, the Company had not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs consist primarily of personnel expense for employees who have only a portion of their time dedicated to the Year 2000 remediation effort. It is the Company's policy to expense such costs as incurred. These costs will be funded through operating cash flows. The Company has not replaced, nor does it

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

anticipate replacing, any systems due to Year 2000 issues. In addition, the Company has not accelerated any system replacement due to Year 2000 issues. Any system replacement that the Company has undertaken was due to regular, scheduled maintenance. Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial condition, results of operation or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of its Year 2000 plan. If the Company does not complete any additional phases, the Company will be unable to access its voice mail and may have some employees with personal computers that will malfunction. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company has developed contingency plans for certain critical applications and is working on developing such plans for other applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories and adjusting staffing strategies.

The costs of the project and the date on which the Company believes it will complete the Year 2000 modifications are based on management's best estimates. There can be no guarantee that these estimates will be achieved and actual results could differ from those anticipated. Specific factors that might cause differences include, but are not limited to, the ability of other companies on which the Company's systems rely to modify or convert their systems to be Year 2000 compliant, the ability to locate and correct all relevant computer code, the ability of all third parties who have business relationships with the Company to continue their businesses without interruption and similar circumstances.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and

               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

projections about the Company's markets, the economy and about Spartan itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. Spartan undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events or otherwise.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," which is incorporated by reference in this Item 7A, for discussion of market risk related to variable interest rates on short-term and long-term debt.

                SPARTAN MOTORS, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                                                                                    DECEMBER 31,
                                                                         ---------------------------------
                                                                             1998                 1997
                                                                         ------------          -----------
ASSETS
  CURRENT ASSETS:
     Cash and cash equivalents                                           $     37,645          $ 4,812,438
     Investment securities                                                    500,000            2,893,167
     Accounts receivable, less allowance for doubtful accounts
         of $2,600,000 in 1998 and $924,000 in 1997                        43,110,400           26,875,828
     Inventories                                                           47,244,529           27,033,117
     Deferred tax benefit                                                   2,165,250            2,861,250
     Federal taxes receivable                                                      --              513,379
     Other current assets                                                   1,042,762              591,909
                                                                         ------------          -----------
        TOTAL CURRENT ASSETS                                               94,100,586           65,581,088

PROPERTY, PLANT AND EQUIPMENT, NET                                         23,420,603           11,891,496
EQUITY INVESTMENT IN AFFILIATE                                                     --                   --
GOODWILL, net of accumulated amortization of $478,000 in 1998 and
   $77,000 in 1997                                                          7,315,035            3,378,408
OTHER ASSETS                                                                1,080,253              394,638
                                                                         ------------          -----------
           TOTAL ASSETS                                                  $125,916,477          $81,245,630
                                                                         ============          ===========

                SPARTAN MOTORS, INC. AND SUBSIDIARIES
                CONSOLIDATED BALANCE SHEETS (CONTINUED)
                                                                                    DECEMBER 31,
                                                                         ---------------------------------
                                                                             1998                 1997
                                                                         ------------          -----------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
     Accounts payable                                                    $ 23,969,302          $12,001,995
     Notes payable                                                          7,134,297                   --
     Other current liabilities and accrued expenses                         5,184,466            1,469,211
     Accrued warranty                                                       3,888,364            3,070,780
     Accrued customer rebates                                                 563,162              695,367
     Taxes on income                                                        1,446,432            1,708,090
     Accrued compensation and related taxes                                 1,327,923            1,301,525
     Accrued vacation                                                       1,253,460              720,788
     Deposits from customers                                                3,133,676            3,184,367
     Current portion of long-term debt                                        991,251                   --
                                                                         ------------          -----------
           TOTAL CURRENT LIABILITIES                                       48,892,323           24,152,123

ACCOUNTS PAYABLE, LONG-TERM                                                 1,655,607
LONG-TERM DEBT, LESS CURRENT PORTION                                       27,641,888            9,603,785
NOTES PAYABLE TO RELATED PARTIES                                            2,593,874

SHAREHOLDERS' EQUITY:
     Preferred stock, no par value; 2,000,000 shares
      authorized (none issued)                                                     --                   --
     Common stock, $0.01 par value; 23,900,000 shares
      authorized, issued 12,536,891 shares and 12,335,960
      shares as of December 31, 1998 and 1997, respectively.                  125,369              123,360
     Additional paid in capital                                            24,152,744           22,700,965
     Retained earnings, net of effect of minority interest in
      shareholders' deficit of subsidiary of ($6,207,000) in 1998          20,883,094           24,683,476
     Accumulated other comprehensive loss                                     (28,422)             (18,079)
                                                                         ------------          -----------
           TOTAL SHAREHOLDERS' EQUITY                                      45,132,785           47,489,722
                                                                         ------------          -----------
           TOTAL LIABILITIES AND SHAREHOLDER'S EQUITY                    $125,916,477          $81,245,630
                                                                         ============          ===========

See notes to Consolidated Financial Statements.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                        YEARS ENDED DECEMBER 31,
                                                          ----------------------------------------------------
                                                              1998                1997                1996
                                                          ------------        ------------        ------------
SALES                                                     $255,338,279        $178,641,415        $174,677,163
COSTS OF PRODUCTS SOLD                                     217,978,731         155,290,918         148,629,018
                                                          ------------        ------------        ------------
GROSS PROFIT                                                37,359,548          23,350,497          26,048,145

OPERATING EXPENSES
   Research and development                                  5,516,899           4,692,527           4,193,639
   Selling, general and administrative                      19,147,861          15,801,265          14,264,179
                                                          ------------        ------------        ------------
OPERATING INCOME                                            12,694,788           2,856,705           7,590,327

OTHER INCOME / (EXPENSE)
   Interest expense                                         (1,214,720)           (846,600)           (464,166)
   Interest and other income                                   300,014             899,314           1,148,807
                                                          ------------        ------------        ------------
EARNINGS BEFORE LOSS ON CLOSURE OF MEXICAN
   SUBSIDIARY, EQUITY IN LOSS OF AFFILIATE AND TAXES
   ON INCOME                                                11,780,082           2,909,419           8,274,968

LOSS ON CLOSURE OF MEXICAN SUBSIDIARY                               --                  --           4,422,907
                                                          ------------        ------------        ------------
EARNINGS BEFORE EQUITY IN LOSS OF AFFILIATE AND
   TAXES ON INCOME                                          11,780,082           2,909,419           3,852,061

EQUITY IN LOSS OF AFFILIATE                                  4,059,085          15,403,616                  --
                                                          ------------        ------------        ------------
EARNINGS (LOSS) BEFORE TAXES ON INCOME                       7,720,997         (12,494,197)          3,852,061

TAXES ON INCOME                                              4,236,000             630,000           1,532,000
                                                          ------------        ------------        ------------
NET EARNINGS (LOSS)                                       $  3,484,997        $(13,124,197)       $  2,320,061
                                                          ============        ============        ============

BASIC AND DILUTED NET EARNINGS (LOSS) PER SHARE           $       0.28        $      (1.06)       $       0.18
                                                          ============        ============        ============
DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                              12,507,000          12,381,000          12,541,000
                                                          ============        ============        ============


DILUTED WEIGHTED AVERAGE COMMON SHARES
   OUTSTANDING                                              12,536,000          12,418,000          12,602,000
                                                          ============        ============        ============

See notes to Consolidated Financial Statements.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                                            ACCUMULATED OTHER
                                                                                        COMPREHENSIVE INCOME (LOSS)
                                                                                        ---------------------------
                                                                                                       CUMULATIVE
                                NUMBER          COMMON     ADDITIONAL PAID  RETAINED      VALUATION    TRANSLATION
                               OF SHARES        STOCK        IN CAPITAL     EARNINGS      ALLOWANCE    ADJUSTMENT        TOTAL
                               ---------       --------      ----------     --------      ---------    -----------       -----
Balance at January 1, 1996     12,623,872    $21,482,878                   $40,543,432    $  61,025    $(2,259,041)   $59,828,294

Change in par value of
 common stock to $0.01                       (21,255,232)   $21,255,232
Purchase and constructive
 retirement of stock             (300,000)      (189,670)      (322,430)    (2,041,697)                                (2,553,797)
Stock options exercised            30,200         85,565        133,140                                                   218,705
Dividends paid ($0.05 per
  share)                                                                      (626,679)                                  (626,679)
Comprehensive income:
 Net earnings                                                                2,320,061                                  2,320,061
 Other comprehensive items,
  net of tax:
   Recognition of foreign
    currency translation
    adjustment                                                                                           2,259,041      2,259,041
   Change in valuation
    allowance (net of tax
    benefit of $22,000)                                                                     (41,005)                      (41,005)
                                                                                                                      -----------
     Total comprehensive
      income                                                                                                            4,538,097
                              -----------    -----------    -----------    -----------    ---------    -----------    -----------
Balance at December 31, 1996   12,354,072        123,541     21,065,942     40,195,117       20,020              -    $61,404,620

Purchase and constructive
 retirement of stock             (308,100)        (3,081)      (523,531)    (1,525,095)                                (2,051,707)
Stock options exercised            36,650            367        229,416                                                   229,783
Shares issued in acquisition
 of subsidiary                    253,338          2,533      1,929,138                                                 1,931,671
Dividends paid ($0.07 per
 share)                                                                       (862,349)                                  (862,349)




Comprehensive loss:
 Net loss                                                                  (13,124,197)                               (13,124,197)
 Other comprehensive items,
  net of tax:
   Change in valuation
    allowance (net of tax
    benefit of $10,300)                                                                     (38,099)                      (38,099)
                                                                                                                      -----------
     Total comprehensive
      loss                                                                                                            (13,162,296)
                              -----------    -----------    -----------    -----------    ---------    -----------    -----------
Balance at December 31, 1997   12,335,960        123,360     22,700,965     24,683,476      (18,079)             -     47,489,722

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                                                                            ACCUMULATED OTHER
                                                                                        COMPREHENSIVE INCOME (LOSS)
                                                                                        ---------------------------
                                                                                                       CUMULATIVE
                                NUMBER          COMMON    ADDITIONAL PAID   RETAINED      VALUATION    TRANSLATION
                               OF SHARES        STOCK        IN CAPITAL     EARNINGS      ALLOWANCE    ADJUSTMENT        TOTAL
                               ---------       --------      ----------     --------      ---------    -----------       -----
Purchase and constructive
 retirement of stock              (51,600)          (561)       (94,785)      (198,434)                                  (293,735)
Stock options exercised            12,400            124         63,141                                                    63,265
Shares issued in
 acquisition of subsidiary        240,131          2,401      1,483,423                                                 1,485,824
Dividends paid ($0.07 per
 share)                                                                       (879,655)                                  (879,655)
Minority interest in share-
 holders' deficit of sub-
 sidiary at acquisition                                                     (6,207,290)                                (6,207,290)
Comprehensive income:
 Net earnings                                                                3,484,997                                  3,484,997
 Other comprehensive items,
  net of tax:
   Change in valuation
    allowance (net of tax
    benefit of $6,000)                                                                      (10,343)                      (10,343)
                                                                                                                      -----------
     Total comprehensive
      income                                                                                                            3,474,654
                              -----------    -----------    -----------    -----------    ---------    -----------    -----------
Balance at December 31, 1998   12,536,891    $   125,369    $24,152,744    $20,883,094    $ (28,422)             -     45,132,785
                              ===========    ===========    ===========    ===========    =========    ===========    ===========

See notes to Consolidated Financial Statements.

Supplemental disclosures: Cash paid for interest was $994,500, $789,900 and $464,000 for 1998, 1997 and 1996, respectively. Cash paid for income taxes was $1,472,000, $1,488,000 and $3,044,000 for 1998, 1997 and 1996,
respectively.

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  YEARS ENDED DECEMBER 31,
                                                                     -------------------------------------------------
                                                                         1998               1997              1996
                                                                     ------------        ------------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net earnings (loss)                                                 $  3,484,997        $(13,124,197)     $ 2,320,061
 Adjustments to reconcile net earnings (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                        2,552,411           1,879,071        1,925,353
   Gain (loss) on disposal of assets and investment
    securities                                                            (73,742)            (13,922)       3,752,328
   Fixed asset impairment                                               1,141,020
   Equity in net loss of affiliate                                      4,059,085          15,403,616
   Decrease (increase) in assets net of effects of
    acquisition of subsidiaries:
     Accounts receivable                                              (15,060,510)          2,320,924       (6,001,433)
     Inventories                                                       (9,267,705)          3,366,899          118,869
     Deferred tax benefit                                                 908,720          (1,333,786)         (25,928)
     Federal taxes receivable                                             513,379             411,621         (925,000)
     Other assets                                                           6,742           1,009,428          235,093
   Increase (decrease) in liabilities net of effects
    of acquisition of subsidiaries:
     Accounts payable                                                   5,673,457           2,761,539        2,431,913
     Other current liabilities and accrued expenses                    (3,415,116)           (953,161)       1,455,890
     Accrued warranty                                                    (389,930)          1,005,793          380,916
     Accrued customer rebates                                            (132,215)            201,063         (550,442)
     Taxes on income                                                     (261,658)          1,564,496         (449,000)
     Accrued vacation                                                     387,318               8,668           60,103
     Accrued compensation and related taxes                              (574,449)            (70,183)         (29,438)
     Deposits from customers                                             (509,830)            705,390               --
                                                                     ------------        ------------      -----------
     TOTAL ADJUSTMENTS                                                (14,443,023)         28,267,456        2,379,224
                                                                     ------------        ------------      -----------











NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                   (10,958,026)         15,143,259        4,699,285
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of property, plant and equipment                          (1,044,333)         (1,626,900)      (1,385,064)
   Proceeds of sale of property, plant and equipment                      171,724              21,589           90,148
   Purchases of investment securities                                    (364,976)         (2,685,732)      (4,136,097)
   Proceeds from sales of investment securities                         2,731,869           8,691,833        2,762,659
   Investment in affiliate                                             (3,132,500)        (15,283,000)              --
   Minority interest contributions                                      2,584,627                  --          (15,000)
   Principal payment on note receivable                                        --                  --        1,061,219
   Acquisition of subsidiaries, net of cash received                   (1,655,043)         (4,243,728)              --
                                                                     ------------        ------------      -----------
NET CASH USED IN INVESTMENT ACTIVITIES                                   (708,632)        (15,125,938)      (1,607,135)

                   SPARTAN MOTORS, INC. AND SUBSIDIARIES
              CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                                                                    YEARS ENDED DECEMBER 31,
                                                                       -------------------------------------------------
                                                                           1998               1997              1996
                                                                       ------------        -----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from notes payable                                              255,000                 --                --
   Payments on notes payable                                               (291,177)                --                --
   Proceeds from long-term debt                                          12,646,215         18,188,785                --
   Payments on long-term debt                                            (4,608,048)       (15,621,396)         (419,097)
   Net proceeds from exercise of stock options                               63,265            229,783           218,705
   Purchase of treasury stock                                              (293,735)        (2,051,707)       (2,553,797)
   Payment of dividends                                                    (879,655)          (862,349)         (626,679)
                                                                       ------------        -----------       -----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                       6,891,865           (116,884)       (3,380,868)
EFFECT OF EXCHANGE RATE DECREASE                                                 --                 --            (1,876)
NET DECREASE IN CASH AND CASH EQUIVALENTS                                (4,774,793)           (99,563)         (290,594)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            4,812,438          4,912,001         5,202,595
                                                                       ------------        -----------       -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR                               $     37,645        $ 4,812,438       $ 4,912,001
                                                                       ============        ===========       ===========

Supplemental disclosures: Cash paid for interest was $994,500, $789,900 and $464,100 for 1998, 1997 and 1996, respectively. Cash paid for income taxes was $1,472,000, $1,488,000 and $3,044,000 1998,
1997 and 1996, respectively.

Supplementary disclosures of non-cash activities: See Note 15 for detail of non-cash assets and liabilities related to acquisition of subsidiaries.

See notes to Consolidated Financial Statements.

                SPARTAN MOTORS, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

NATURE OF OPERATIONS. Spartan Motors, Inc. ("Spartan" or the "Company") is an international engineer and manufacturer of custom motor vehicle chassis and bodies. The Company's principal markets are fire trucks, motorhomes, school buses, transit buses and specialty vehicles. The Company has four subsidiaries included in its consolidated statements that are manufacturers of bodies for various markets including fire trucks, crash rescue vehicles and school buses.

REVENUE RECOGNITION. The Company's method of accounting for the recognition of revenue is to recognize revenue on production when the product has been completed, tested and tendered for delivery.

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Spartan and its six wholly owned subsidiaries:
Spartan Motors Chassis, Inc., Spartan Motors Foreign Sales Corporation, Inc., Spartan de Mexico S.A. de C.V., Quality Manufacturing, Inc., Luverne Fire Apparatus Co., Ltd. and Road Rescue, Inc. ("Road Rescue") (see Note 15). Carpenter Industries, Inc. ("Carpenter") is a 49.9% owned subsidiary that has been consolidated since October 23, 1998 (see Note 5). Prior to this date, Carpenter was accounted for on the equity method. All material inter-company transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION. The financial position and results of operations of Spartan de Mexico for 1996 were measured using the local currency as the functional currency. Assets and liabilities were translated at the exchange rate in effect at year-end. Income statement accounts were translated at the average rate of exchange prevailing during the year. Before the disposal of this subsidiary, translation adjustments arising from differences in exchange rates from period to period were included in the cumulative translation adjustments account in shareholders' equity. Gains and losses resulting from foreign currency transactions have been included in the determination of net income for the period in which the exchange rate changes.

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

INVENTORIES are stated at the lower of cost or market. Cost for approximately 59.1% (82.3% in 1997) of inventories is determined using the last-in, first-out (LIFO) cost method. Cost for the remaining inventory is determined using the lower of first-in, first-out (FIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

PROPERTY, PLANT AND EQUIPMENT are stated at cost and are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes.

GOODWILL represents the excess of purchase price over fair value of net assets of acquired businesses. Goodwill is amortized on a straight-line basis over 15 years. The carrying amounts of goodwill are reviewed if facts and circumstances suggest that they may be impaired. If the review indicates that the carrying amount will not be recoverable, as determined using an undiscounted cash flow analysis, the carrying amount of the goodwill is reduced by the estimated shortfall of cash flows to fair value.

TAXES ON INCOME. The Company recognizes income tax expense in accordance with SFAS No. 109, "Accounting for Income Taxes." A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences as measured by provisions of the enacted tax laws, and is subject to ongoing assessment of realizability.

EARNINGS PER SHARE Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period.
Diluted earnings (loss) per share represents net income (loss) available to common shares outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding (see Note 11) during the period calculated. The effect of dilutive stock options was 29,000, 37,000 and 61,000 shares at December 31, 1998, 1997 and 1996.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

CONCENTRATIONS OF CREDIT RISK. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Such losses consistently have been within management's expectations. Two customers represented approximately 19% of the Company's trade accounts receivable at December 31, 1998. At December 31, 1997, two customers represented approximately 34% of the Company's trade accounts receivable.

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

COMPREHENSIVE INCOME. As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes rules for the reporting of comprehensive earnings and its components; however, the adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Statement No. 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, to be aggregated and disclosed as accumulated other comprehensive income
(loss) within shareholders' equity. Prior year financial statements have been reclassified to conform to the requirements of Statement No. 130.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

SEGMENT AND GEOGRAPHICAL DATA. Effective in the fourth quarter of 1998, the Company adopted FASB Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.
The statement also establishes standards for related disclosures about products and services, geographical areas and major customers. The adoption of Statement No. 131 does not affect the Company's results of operations or financial position, but does affect the disclosure of segment information.

Prior to 1998, the Company reported under one business segment. Upon the adoption of Statement No. 131, the Company segregated its operations into two reportable operating segments: the Chassis Group and the Bodies Group. The Chassis Group designs, engineers, and manufactures custom heavy-duty chassis. The Bodies Group manufactures vehicles built on chassis platforms purchased from the Chassis Group and outside sources. The Company's reportable segments are business units that offer different products and services and are managed separately because each business requires different manufacturing, technology and marketing strategies.

The accounting policies of the segments are the same as those described above. The Company evaluates performance based on net earnings of each segment. Identifiable assets are those assets used exclusively in the operations of each segment or which are allocated when used jointly.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT SECURITIES

A summary of the Company's investment securities portfolio is presented in the tables below.

                                                                 DECEMBER 31, 1998
                                              --------------------------------------------------------
                                                                 GROSS UNREALIZED
                                                               ---------------------        ESTIMATED
                                                 COST           GAIN         (LOSS)         FAIR VALUE
                                              ----------       -------      --------        ----------
     Municipal bonds                          $  544,805                    $(44,805)       $  500,000
                                              ----------       -------      --------        ----------

     TOTAL                                    $  544,805       $     -      $(44,805)       $  500,000
                                              ==========       =======      ========        ==========

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
                                              ==========       ======       ========        ==========

The municipal bonds held at December 31, 1998 mature in 1999.

The Company computes gains and losses on dispositions of investment securities using the specific identification method. Gains of approximately $6,000, $48,000 and $19,000, and losses of approximately $16,000, $64,000 and $6,000 were realized from sales of investment debt securities during 1998, 1997 and 1996, respectively.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 2 - INVESTMENT SECURITIES (CONTINUED)

The Company recognized investment income from investment securities of approximately $158,000, $354,000 and $688,900 during 1998, 1997 and
1996, respectively.

NOTE 3 - INVENTORIES

Inventories are summarized as follows:

                                                             DECEMBER 31,
                                                    -----------------------------
                                                       1998              1997
                                                    -----------       -----------
     Finished goods                                 $ 4,688,880       $ 2,801,432
     Raw materials and purchased components          38,477,149        21,721,297
     Work in process                                  5,698,500         3,612,888
     Obsolescence reserve                            (1,620,000)       (1,102,500)
                                                    -----------       -----------
     TOTAL                                          $47,244,529       $27,033,117
                                                    ===========       ===========

For 1998 and 1997, inventory valued at LIFO was approximately the same as inventory valued using the FIFO method. The LIFO valuation method had a minimal effect on earnings for the years ended December 31, 1998, 1997 and 1996.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:

                                                            DECEMBER 31,
                                                    -----------------------------
                                                       1998              1997
                                                    -----------       -----------
     Land and improvements                          $ 2,180,967       $   973,994
     Buildings and improvements                      16,781,206        10,556,411
     Plant machinery and equipment                   11,202,700         3,258,770
     Furniture and fixtures                           6,225,112         5,705,664
     Vehicles                                         1,034,013         1,130,514
                                                    -----------       -----------
     TOTAL                                           37,423,998        21,625,353
     Less accumulated depreciation                   14,003,395         9,733,857
                                                    -----------       -----------
     NET PROPERTY, PLANT AND EQUIPMENT              $23,420,603       $11,891,496
                                                    ===========       ===========

NOTE 5 - EQUITY INVESTMENT IN AFFILIATE

In January 1997, the Company acquired a 33 1/3% interest in Carpenter for approximately $10.0 million. Carpenter is a manufacturer of school bus bodies and chassis. The Company made additional equity investments to Carpenter through October 23, 1998 of approximately $3.1 million. The Company accounted for its investment in Carpenter using the equity method of accounting and reduced the carrying value of its investment of Carpenter to zero to reflect its share of Carpenter's net losses for the respective periods. On October 23, 1998, the Company acquired additional shares of Carpenter's voting common stock for $1.00, bringing the Company's total ownership percentage to 49.9%. In addition, the Company acquired 95.5% of Carpenter's non-voting common stock in exchange for $3.08 million in cash and $5.08 million in credit support. Going forward, the Company also agreed to contribute up to $3.00 million in additional working capital support in exchange for additional shares of non-voting common stock. The non-voting stock is convertible into voting stock on a one-to-one basis upon approval of the Company's filing under the Hart-Scott-Rodino Antitrust

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 5 - EQUITY INVESTMENT IN AFFILIATE (CONTINUED)

Improvements Act. As part of these transactions, the Company also obtained control of the Board of Carpenter and is actively managing Carpenter's day-to-day operations. Because the Company acquired effective control of Carpenter on October 23, 1998, Carpenter's operations have been consolidated with those of the Company from that day forward. An additional equity in loss of affiliate of approximately $0.93 million was recorded as part of the initial consolidation process to reflect the Company's share of previous Carpenter losses that were not recorded under the equity method. Purchase accounting for this transaction resulted in the recording of $1.5 million of goodwill and a $6.2 million debit to retained earnings representing the minority interest in Carpenter's shareholders' deficit. Pro forma disclosures for this acquisition are included in
Note 15. The Company will continue to record 100% of Carpenter's operating results until Carpenter's shareholders' equity is no longer in a deficit position.

NOTE 6 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 1998, 1997 and 1996 was $1,067,000, $352,000 and $276,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows:
$765,000 in 1999; $765,000 in 2000; $727,000 in 2001; $648,000 in
2002; $593,000 in 2003; and $315,000 thereafter.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:

                                                        DECEMBER 31,
                                        --------------------------------------------
                                           1998             1997            1996
                                        -----------      -----------     -----------
     Current:
         Federal                        $ 3,005,000      $ 2,053,000      $1,450,000
         State                              323,000          (23,000)        204,000
                                        -----------      -----------      ----------
     Total current                        3,328,000        2,030,000       1,654,000
     Deferred:
         Federal                            852,000       (1,297,000)       (102,000)
         State                               56,000         (103,000)        (20,000)
                                        -----------      -----------      ----------
     Total deferred                         908,000       (1,400,000)       (122,000)
                                        -----------      -----------      ----------

     TOTAL PROVISION FOR INCOME TAXES   $ 4,236,000      $   630,000      $1,532,000
                                        ===========      ===========      ==========

Income (loss) before income taxes:

                                                        DECEMBER 31,
                                        ---------------------------------------------
                                           1998              1997             1996
                                        ----------       ------------      ----------
     Domestic                          $ 7,720,997       $(12,494,197)     $9,501,261
     Foreign                                                               (5,649,200)
                                       -----------       ------------      ----------
     TOTAL PRETAX INCOME (LOSS)        $ 7,720,997       $(12,494,197)     $3,852,061
                                       ===========       ============      ==========

Differences between the expected income tax expense, derived from applying the federal statutory income tax rate to earnings (loss) before taxes on income, and the actual tax expenses are as follows:

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - TAXES ON INCOME (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------
                                                 1998                       1997                      1996
                                     -------------------------     ---------------------      ----------------------
                                        AMOUNT      PERCENTAGE     AMOUNT     PERCENTAGE      AMOUNT      PERCENTAGE
                                     -----------    ----------   -----------  ----------     ----------   ----------
Federal income taxes at the
   statutory rate                    $ 2,625,000      34.00%     $(4,248,000)    (34.00)%    $1,310,000      34.00%
Increase (decrease) in income
   taxes resulting from:
   Loss of foreign subsidiary
     not deductible for U.S.
     tax purposes                             --         --               --         --         280,000      7.30
   Valuation for equity in
      loss of affiliate                1,380,000      17.87        5,237,000      41.92
   Foreign Sales Corporation            (119,000)     (1.54)         (37,000)     (0.30)        (70,000)    (1.80)
   Nondeductible expenses                 41,000       0.53           33,000       0.26          40,000      1.00
   State tax expense                     302,000       3.91         (158,000)     (1.26)        121,000      3.10
   Municipal income                      (21,000)     (0.27)        (121,000)     (0.97)       (131,000)    (3.40)
   Other                                  28,000       0.36          (76,000)     (0.61)        (18,000)    (0.40)
                                     -----------     ------      -----------     ------      ----------     -----
TOTAL                                $ 4,236,000      54.86%     $   630,000       5.04%     $1,532,000     39.80%
                                     ===========     ======      ===========     ======      ==========     =====

Temporary differences which give rise to deferred tax assets
(liabilities) are as follows:

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 7 - TAXES ON INCOME (CONTINUED)

                                                           DECEMBER 31,
                                                   ----------------------------
                                                      1998              1997
                                                   ----------        ----------
     Current Asset (Liability)

     Additional capitalized inventory costs        $  124,000        $  121,000
     Vacation accrual                                 268,000           107,000
     Warranty reserve                               1,215,000         1,096,000
     Inventory allowance                              389,000         1,244,000
     Allowance for doubtful accounts                  221,000           337,000
     Other                                            (51,750)          (43,750)
                                                   ----------        ----------
     TOTAL                                         $2,165,250        $2,861,250
                                                   ==========        ==========

The Company's 49.9% owned subsidiary, Carpenter, is not included in the consolidated tax return. At December 31, 1998, Carpenter had current deferred income tax assets of $2.0 million and noncurrent deferred income tax assets of $16.8 million related to a net operating loss carryforward and $6.0 million related to goodwill. The deferred tax assets have been offset entirely with valuation allowances. However, if Carpenter generates sufficient taxable income and certain other provisions are met in the future, taxable income will be offset by approximately $5.5 million in assets reserves and approximately $40.2 million in net operating loss carryforwards which expire through the year 2018.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - DEBT

Long-term debt consists of the following:                                  DECEMBER 31,
                                                                   ---------------------------
                                                                      1998             1997
                                                                   -----------      ----------
Revolving note payable to bank, with interest
  payable monthly at 45 basis points above the
  LIBOR rate, which was 5.5% at December 31,
  1998, due November 2000, secured by the Company's assets.        $22,250,000      $9,603,785
Note payable to Pullman Bank and Trust Company, which
  requires monthly installments of $9,675, including interest at 9.75% and a final payment of $99,416 on January 1,
  2003; secured by 12 school buses and all lease income
  from these buses.                                                    444,135              --
Note payable to Newcourt Financial USA, Inc., which requires monthly installments of $100,120 including interest at
  9.25%; due April 2, 2002; secured by equipment.                    3,323,222              --
Note payable to the City of Richmond; interest is payable
  monthly at 4.5% for 120 months with principal due in
  balloon payment November 12, 2006; secured by first
  mortgage on a subsidiary's manufacturing facility.                 2,500,000              --
Other                                                                  115,782
                                                                   -----------      ----------
TOTAL                                                               28,633,139       9,603,785
Less current portion of long-term debt                                 991,251              --
                                                                   -----------      ----------
TOTAL                                                              $27,641,888      $9,603,785
                                                                   ===========      ==========

The aggregate amounts of maturities on long-term debt for the subsequent four years are as follows: $23,461,374 in 2000; $1,200,712 in 2001; $380,386 in 2002; and $99,416 in 2003.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 8 - DEBT (CONTINUED)

At December 31, 1998 the Company was in compliance with all debt covenants. The Company also has unsecured lines of credit at its subsidiary locations for $0.2 million and $1.0 million and a secured line of credit for $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 1998 was 7.75%) and has an expiration date of June 1999. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4,032,556 at December 31, 1998. The other two lines carry an interest rate of 1% above the bank's prime rate. The $0.2 million line has an expiration date of June 1, 1999. The $1.0 million line expires only if there is a change in management. There were borrowings on one of these lines of $0.2 million at December 31, 1998.

The remaining short-term note payable relates to Carpenter and $2.9 million is outstanding at December 31, 1998. This note permits borrowings secured by bus and van body units, as well as chassis purchased from various dealers. During 1998, Carpenter changed its policy and no longer funds units using this note. Advances under this note are due and payable the earlier of: (i) receipt of proceeds from the sale by Carpenter; or (ii) 360 days after the date of the loan. Carpenter pays monthly interest payments on all units financed at the prime rate plus 1.5%.

Notes payable to related parties consist of mortgage notes payable to two entities associated with Carpenter; one is a former owner and the other is a current owner of 49.9% of the voting stock. Interest on this note is payable monthly at prime plus 1%. The note is due December 2001 and is secured by a second mortgage on Carpenter's manufacturing facility in Richmond.

NOTE 9 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two customers classified as major customers in 1998, 1997 and 1996:

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 9 - TRANSACTIONS WITH MAJOR CUSTOMERS (CONTINUED)

                           1998                          1997                          1996
                 --------------------------    --------------------------     ------------------------
                                  ACCOUNTS                      ACCOUNTS                     ACCOUNTS
CUSTOMER            SALES        RECEIVABLE       SALES        RECEIVABLE        SALES      RECEIVABLE
--------         -----------     ----------    -----------     ----------     ----------    ----------
A. . . . . . .   $62,800,000     $4,960,000    $46,800,000     $6,900,000    $32,800,000     $3,660,000
B. . . . . . .    40,570,000      3,350,000     30,900,000      2,188,000     23,500,000      1,783,000

NOTE 10 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Chassis Group employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $0.3 million each for 1998, 1997 and 1996. The Company's policy is to fund plan costs accrued. Carpenter sponsors a defined contribution profit sharing plan with 401(k) provisions for all employees of Carpenter who have met certain requirements for participation. Carpenter may make discretionary contributions to the plan as determined by its Board of Directors. Carpenter did not make contributions to the plan for the year ended December 31, 1998.

NOTE 11 - STOCK OPTIONS

The Company has incentive stock option plans covering certain employees. Shares reserved for options under these plans total 3,100,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

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

NOTE 11 - STOCK OPTIONS (CONTINUED)

The Company has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 900,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

Activity for the years ended December 31, 1998, 1997 and 1996 is as follows for all plans:

                                                 PRICE          WEIGHTED-AVERAGE        OPTION
                                                 RANGE           EXERCISE PRICE         SHARES
                                             --------------     ----------------       ---------
       Balance at January 1, 1996            $1.55 - $15.95          $11.41            1,247,725

       Options granted                       $6.56 - $14.58          $ 7.02              463,230
       Options exercised                     $6.75 - $8.80           $ 8.71              (11,700)
       Options expired                       $6.75 - $14.50          $11.11             (192,850)
                                                                                       ---------

       Balance at December 31, 1996          $1.55 - $15.95          $10.12            1,506,405
                                                                                       =========

       Options granted                       $6.13 - $13.25          $ 7.65              435,935
       Options exercised                     $6.75 - $12.67          $12.01               (6,750)
       Options expired                       $1.73 - $14.50          $10.18             (170,270)
                                                                                       ---------

       Balance at December 31, 1997          $1.55 - $15.95          $ 9.50            1,765,320
                                                                                       =========

       Options granted                       $5.19 - $7.13           $ 6.21              504,695
       Options exercised                     $1.73 - $12.67          $ 5.17              (12,500)
       Options expired                       $1.55 - $15.95          $ 9.60             (118,400)
                                                                                       ---------

       Balance at December 31, 1998          $1.73 - $14.58          $ 8.74            2,139,115
                                                                                       =========

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - STOCK OPTIONS (CONTINUED)

The following table summarizes information regarding stock options outstanding at December 31, 1998 under the plans:

                                 OPTIONS OUTSTANDING                               OPTIONS EXERCISABLE
                 ------------------------------------------------------    -----------------------------------
                     NUMBER        WEIGHTED-AVERAGE                           NUMBER
EXERCISE PRICE   OUTSTANDING AT       REMAINING        WEIGHTED-AVERAGE    EXERCISABLE AT     WEIGHTED-AVERAGE
    RANGE           12/31/98       CONTRACTUAL LIFE     EXERCISE PRICE        12/31/98         EXERCISE PRICE
--------------   --------------    ----------------    ----------------    --------------     ----------------
 $1.73 - $1.73         34,875            1.6                 $1.73               34,875              $1.73
 $5.19 - $7.75      1,246,145            8.5                 $6.80            1,220,353              $6.81
$8.80 - $12.67        481,395            5.0                $10.41              481,395             $10.41
$13.25 - $14.58       376,700            5.3                $13.79              376,700             $13.79
                    ---------                                                 ---------
$1.73 - $14.58      2,139,115            7.0                 $8.76            2,113,323              $8.79
                    =========                                                 =========

The estimated fair value of options granted in 1998, 1997 and 1996 ranges from $2.52 to $8.23 per share.

The Company follows APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for these plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings
(loss) per share for the years ended December 31, 1998, 1997 and 1996, would have been reduced to the PRO FORMA amounts indicated below.

                            1998                 1997                     1996
                         ----------          ------------              ----------
Net Earnings (Loss)
     As reported         $3,484,997          $(13,124,197)             $2,320,061
     PRO FORMA            2,210,975           (13,213,278)              2,192,945

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 11 - STOCK OPTIONS (CONTINUED)

                                    1998                 1997                     1996
                                 ----------          ------------              ----------
Net Earnings (Loss) Per Share
     As reported                 $    0.28           $     (1.06)             $    0.18
     PRO FORMA                        0.18                 (1.07)                  0.17

The fair market value of options granted under the Company's stock option plans during 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield; expected volatility of 36.1%; risk free interest rate of 5.27%; and expected lives of five years.

Stock options exercisable are the only reconciling item between basic and diluted weighted average common shares outstanding. The dilutive effect on the number of shares outstanding is immaterial and results in no difference between basic earnings per share and diluted earnings per share.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $1.0 million. At
December 31, 1998, the Company had outstanding letters of credit totaling $0.8 million.

At December 31, 1998, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with lending institutions, which have provided floor plan financing to OEMs. These agreements provide for the repurchase of products from the lending institution in the event of the OEMs default. The total contingent liability on December 31, 1998, was approximately $10.8 million. Historically, losses under these agreements have not been significant and it is

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES (CONTINUED)

management's opinion that any future losses will not have a material effect on the Company's financial position or operating results.

One of the Company's subsidiaries sold approximately 100 units to a newly formed not-for-profit entity. To assist in financing for this transaction, the subsidiary agreed to provide repurchase support to the various financing companies who provided lease financing to the not-for-profit entity. Total repurchase obligations related to these transactions are approximately $2.5 million.

NOTE 13 - NOTES RECEIVABLE

On April 4, 1994, the Company entered into a financing agreement with an unrelated entity whereby a line of credit was established.
Additionally, the Company entered into a term agreement with such entity. During 1997, the above notes receivable were determined to be impaired due to the deterioration of the entity's business.
Consequently, these balances, $1.0 million and $0.56 million, respectively, were written off in 1997.

NOTE 14 - PURCHASE OF TREASURY STOCK

On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 shares of its Common Stock in the open market. Repurchase of the Common Stock was contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During 1995 the Company repurchased 200,000 shares at an average market price of approximately $9.13 to $9.50 per share. During 1996 the Company repurchased 300,000 shares at an average market price of approximately $8.51 per share. During 1997 the Company repurchased 308,100 shares at an average market price of approximately $6.66 per share. During 1998 the Company repurchased 51,600 shares at an average market price of approximately $5.69 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act applicable to all Michigan corporations.

NOTE 15 - ACQUISITIONS

On January 7, 1998, the Company purchased all of the outstanding stock of Road Rescue, a manufacturer of emergency vehicles, including ambulances, rescue vehicles and critical care units. The purchase

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 - ACQUISITIONS (CONTINUED)

price paid for Road Rescue was approximately $3.3 million, including cash consideration of approximately $1.8 million with the balance funded through the issuance of 240,131 shares of the Company's Common Stock. The fair market value of the Company's Common Stock on the effective date of the transaction was $6-3/16 per share. Funds for the payment of the purchase price were provided primarily through the Company's line of credit. The acquisition was accounted using the purchase method and, accordingly, the assets and liabilities of the acquired entity have been recorded at their estimated fair value at the date of the acquisition. The excess of purchase price over the estimated fair value of the net assets acquired, approximately $2.4 million, has been recorded as goodwill, which is being amortized over 15 years. The fair values of the assets acquired and the liabilities assumed were as follows: current assets of approximately $3.9 million; property, plant and equipment of approximately $0.4 million; other assets of approximately $0.2 million; current liabilities of approximately $3.3 million; and long-term liabilities of approximately $0.3 million. In accordance with a condition included in the purchase agreement, a purchase price adjustment resulted in an additional cost of $0.5 million during 1998, including 39,149 additional shares of stock that were issued in January 1999. A purchase price adjustment for this transaction was recorded at year-end to reflect the increase in goodwill.

The Company acquired two other emergency vehicle manufacturers in 1997 for approximately $6.3 million. The following unaudited pro forma results of operations for the 12 months ended December 31, 1998 and 1997, assume all three acquisitions and the acquisition of Carpenter discussed in Note 5 occurred at the beginning of the respective periods. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect on the dates indicated, or of the results which may occur in the future.

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 15 - ACQUISITIONS (CONTINUED)

                                              FOR THE YEAR ENDED DECEMBER 31,
                                              --------------------------------
                                                  1998                1997
                                              ------------        ------------
Net sales                                     $298,813,000        $289,826,000
Net earnings (loss)                            (12,957,000)        (34,014,000)
Basic and diluted earnings (loss) per share   $      (1.04)       $      (2.75)

NOTE 16 - BUSINESS SEGMENTS

Sales and other financial information by business segment is as follows (amounts in thousands):

Year Ended December 31, 1998
                                              MANUFACTURING OF
                                           ----------------------    CONSOLIDATION
                                           CHASSIS        BODIES        ENTRIES        CONSOLIDATED
                                           --------       -------    -------------     ------------
Net Sales                                  $207,234       $55,611       $ (7,507)        $255,338
Interest expense                              1,008           423           (216)           1,215
Depreciation and amortization expense         1,643           840             69            2,552
Equity in loss of affiliate                   3,133            --            926            4,059
Income tax expense                            3,942           294             --            4,236
Segment earnings                              4,333           359         (1,207)           3,485
Segment assets                              122,567        50,411        (47,062)         125,916

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 16 - BUSINESS SEGMENTS (CONTINUED)

Year Ended December 31, 1997
                                              MANUFACTURING OF
                                           ----------------------    CONSOLIDATION
                                           CHASSIS        BODIES        ENTRIES        CONSOLIDATED
                                           --------       -------    -------------     ------------
Net Sales                                  $169,369       $12,481       $ (3,209)        $178,641
Interest expense                                814            33             --              847
Depreciation and amortization expense         1,762           117             --            1,879
Equity in loss of affiliate                  15,404            --             --           15,404
Income tax expense                              508           122             --              630
Segment earnings                            (12,855)          205           (474)         (13,124)
Segment assets                               75,998        14,562         (9,314)          81,246

Year Ended December 31, 1996
                                              MANUFACTURING OF
                                           ----------------------    CONSOLIDATION
                                           CHASSIS        BODIES        ENTRIES        CONSOLIDATED
                                           --------       -------    -------------     ------------
Net Sales                                  $174,677                                      $174,677
Interest expense                                464                                           464
Depreciation and amortization expense         1,925                                         1,925
Income tax expense                            1,532                                         1,532
Segment earnings                              2,320                                         2,320

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 1998, is as follows:

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                         QUARTER ENDED
                                           -------------------------------------------------------------------------
                                             MARCH 31             JUNE 30           SEPTEMBER 30         DECEMBER 31
                                           -----------          -----------         ------------         -----------
Revenues                                   $59,450,205          $55,705,697          $69,857,050         $70,624,341
Expenses                                    56,225,089           54,136,724           66,056,176          67,440,222
                                           -----------          -----------          -----------         -----------
Earnings before equity in loss of
 affiliate and taxes on income               3,225,116            1,568,973            3,800,874           3,184,119
Equity in loss of affiliate                  1,250,000            1,521,000              332,500             955,585
Taxes on income                              1,036,879              502,109            1,409,897           1,287,115
                                           -----------          -----------          -----------         -----------
NET EARNINGS (LOSS)                        $   938,237          $  (454,136)         $ 2,058,477         $   941,419
                                           ===========          ===========          ===========         ===========
BASIC AND DILUTED NET
  EARNINGS (LOSS) PER SHARE                $      0.08          $     (0.04)         $      0.16         $      0.08
                                           ===========          ===========          ===========         ===========

In the fourth quarter of 1998, in conjunction with the restart of production, Carpenter decreased its obsolescence reserve by $2.6 million.

Summarized quarterly financial data for the year ended December 31, 1997, is as follows:

             SPARTAN MOTORS, INC. AND SUBSIDIARIES
      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED) (CONTINUED)

                                                                         QUARTER ENDED
                                           --------------------------------------------------------------------------
                                             MARCH 31             JUNE 30           SEPTEMBER 30         DECEMBER 31
                                           -----------          -----------         ------------         ------------
Revenues                                   $46,160,497          $39,468,601          $38,479,206         $ 55,432,425
Expenses                                    43,345,656           38,574,773           37,577,086           57,133,795
                                           -----------          -----------          -----------         ------------
Earnings (loss) before equity in loss
 of affiliate and taxes on income            2,814,841              893,828              920,120           (1,701,370)
Equity in loss of affiliate                  1,669,201              961,770            2,134,322           10,638,323
Taxes on income                              1,095,000              353,400              226,124           (1,044,524)
                                           -----------          -----------          -----------         ------------
NET EARNINGS (LOSS)                        $    50,640          $  (421,342)         $(1,458,326)        $(11,295,169)
                                           ===========          ===========          ===========         ============
BASIC AND DILUTED NET
  EARNINGS (LOSS) PER SHARE                $      0.01          $     (0.03)         $     (0.12)        $      (0.91)
                                           ===========          ===========          ===========         ============

                    Report of Independent Auditors

Board or Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheet of Spartan Motors, Inc. (the Company) and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item
14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audit. We did not audit the financial statements of Carpenter Industries, Inc. (Carpenter), a 49.9% owned subsidiary that is accounted for on the equity method through October 23, 1998 and the consolidation method thereafter. Such statements reflect total assets of $25.2 million as of December 31, 1998, and total revenues of $47.2 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to data included for Carpenter, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

The report of other auditors on the financial statements of Carpenter is qualified with respect to Carpenter's ability to continue as a going concern. In our opinion, this matter is not material in relation to the consolidated financial statements of Spartan Motors, Inc. and subsidiaries.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries as of December 31,

1998, and the consolidated results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 12, 1999

     BIRK GROSS BELL & COULTER, P.C.
     CERTIFIED PUBLIC ACCOUNTANTS / BUSINESS CONSULTANTS

Bradley S. Bell, CPA       Steven A. Eichenberger, CPA
Jeffrey W. Birk, CPA       Howard I. Gross, CPA, CFP, ABV
Jeffrey L. Coulter, CPA    Steven W. Reed, CPA, ABV

    10 W. MARKET, 2300 MARKET TOWER - INDIANAPOLIS, IN 46204 - 317-633-4700
             300 S. MADISON, SUITE 410 - GREENWOOD, IN 46142 - 317-887-4072
                                                         FAX - 317-638-5217

INDEPENDENT AUDITORS' REPORT


Board of Directors
Carpenter Industries, Inc.
Richmond, Indiana

We have audited the accompanying balance sheets of Carpenter Industries, Inc. as of December 31, 1998 and 1997 and the related statements of operations, changes in shareholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carpenter Industries, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, conditions exist which raise substantial doubt about its ability to continue as a going concern unless it is able to obtain or generate sufficient cash flow to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Birk Gross Bell & Coulter, P.C.

February 10, 1999
Indianapolis, Indiana

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The information required to be disclosed has been previously disclosed in the Company's Current Report on Form 8-K filed on September 28, 1998 with the Securities and Exchange Commission.


                               PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 1999, is here incorporated by reference.

ITEM 11. EXECUTIVE COMPENSATION.

The information contained under the captions "Compensation of Directors" and "Executive Compensation" in the definitive Proxy
Statement for its annual meeting of shareholders to be held on May 18, 1999, is here incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT.

The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 1999, is here incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information contained under the caption "Certain Relationships and Related Transactions" in the definitive Proxy Statement for its annual meeting of shareholders to be held on May 18, 1999, is here incorporated by reference.

                               PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
         8-K.

ITEM 14(A)(1).  LIST OF FINANCIAL STATEMENTS.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

     Consolidated Balance Sheets as of December 31, 1998 and December
     31, 1997

     Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1998, December 31, 1997 and December 31, 1996

     Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 1998, December 31, 1997 and December 31, 1996

     Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1998, December 31, 1997 and December 31, 1996

     Notes to Consolidated Financial Statements as of December 31,
     1998

     Report of Ernst & Young LLP

     Report of Birk Gross Bell & Coulter, P.C.

ITEM 14(A)(2). FINANCIAL STATEMENT SCHEDULES.  ATTACHED AS APPENDIX
               A.

The following consolidated financial statement schedules of the Company and its subsidiaries are filed as part of this report:

          Schedule II--Valuation and Qualifying Accounts

All other schedules (I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Schedule--Report of Deloitte & Touche LLP dated March 17,
          1998

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

      10.3 The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

      10.4   Carpenter Industries, Inc. Stockholders' Agreement.
             Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

      10.5 Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

      10.6   Carpenter Industries, Inc. Registration Rights
             Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

        21   Subsidiaries of Registrant.

      23.1   Consent of Ernst & Young LLP.

      23.2   Consent of Deloitte & Touche LLP.

      23.3   Consent of Birk Gross Bell & Coulter, P.C.

        24   Limited Powers of Attorney

        27   Financial Data Schedule.
_________________________

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

                                   SPARTAN MOTORS, INC.


March 19, 1999                     By /S/ RICHARD J. SCHALTER
                                      Richard J. Schalter,
                                      Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


March 19, 1999                     By */S/ GEORGE W. SZTYKIEL
                                      George W. Sztykiel, Director
                                      (Principal Executive Officer)


March 19, 1999                     By */S/ JOHN E. SZTYKIEL
                                      John E. Sztykiel, Director
                                      (Principal Operating Officer)


March 19, 1999                     By /S/ RICHARD J. SCHALTER
                                      Richard J. Schalter
                                      (Principal Accounting and
                                      Financial Officer)


March 19, 1999                     By */S/ WILLIAM F. FOSTER
                                      William F. Foster, Director


March 19, 1999                     By */S/ ANTHONY G. SOMMER
                                      Anthony G. Sommer, Director


March ___, 1999                    By___________________________________
                                      George Tesseris, Director


March ___, 1999                    By___________________________________
                                      Charles E. Nihart, Director

March ___, 1999                    By___________________________________
                                      David R. Wilson, Director


March 19, 1999                     By */S/ JAMES C. PENMAN
                                      James C. Penman, Director


                                  *By /S/ RICHARD J. SCHALTER
                                      Richard J. Schalter
                                      Attorney-in-Fact

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

     10.3      The Spartan Motors, Inc. 1996 Stock Option and
               Restricted Stock Plan for Outside Market Advisors.
               Previously filed as an Exhibit to the Company's
               Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

     10.4 Carpenter Industries, Inc. Stockholders' Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

     10.5 Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

     10.6      Carpenter Industries, Inc. Registration Rights
               Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

     21        Subsidiaries of Registrant.

     23.1      Consent of Ernst & Young LLP.

     23.2      Consent of Deloitte & Touche, LLP.

     23.3      Consent of Birk Gross Bell & Coulter, P.C.

     24        Limited Powers of Attorney

     27        Financial Data Schedule.

---------------------

<F*>Management contract or compensatory plan or arrangement.

                                APPENDIX A
                                SCHEDULE II
                     VALUATION AND QUALIFYING ACCOUNTS
                   SPARTAN MOTORS, INC. AND SUBSIDIARIES

YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

            COLUMN A                          COLUMN B                    COLUMN C                COLUMN D        COLUMN E
---------------------------------             --------          ----------------------------      --------        --------
                                                               ADDITIONS         ADDITIONS
                                             BALANCE AT        CHARGED TO       CHARGED TO                         BALANCE
                                             BEGINNING         COSTS AND      OTHER ACCOUNTS                       AT END
           DESCRIPTION                       OF PERIOD          EXPENSES      (ACQUISITIONS)     DEDUCTIONS       OF PERIOD
---------------------------------            ----------        ----------     --------------     ----------       ---------
YEAR ENDED DECEMBER 31, 1998:

Allowance for doubtful accounts              $  924,064        $  251,189       $2,133,639       $  709,056      $ 2,599,836


YEAR ENDED DECEMBER 31, 1997:

Allowance for doubtful accounts              $  629,000        $  509,691       $    1,326       $  215,953      $   924,064


YEAR ENDED DECEMBER 31, 1996:

Allowance for doubtful accounts              $  591,000        $   71,400       $        -       $   33,400      $   629,000

                                 SCHEDULE

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheet of Spartan Motors, Inc. (the "Company") and subsidiaries as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1997. Our audits also included the financial statement schedule for each of the two years in the period ended December 31, 1997, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Carpenter Industries, Inc. ("Carpenter"), the Company's investment in which is accounted for by the equity method. The Company's equity of $15,403,616 in Carpenter's net loss for the year ended December 31, 1997 is included in the accompanying financial statements. The financial statements of Carpenter were audited by other auditors whose report (which includes an explanatory paragraph describing matters that raised substantial doubt about Carpenter's ability to continue as a going concern) has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Motors, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP
March 17, 1998
Lansing, Michigan