Form 10-Q
period 1999-03-31
SPARTAN MOTORS INC
filed 1999-05-17
CIK 743238

                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549
===========================================================================

                                 FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarter Ended           Commission File Number
                MARCH 31, 1999                       0-13611


                           SPARTAN MOTORS, INC.
          (Exact Name of Registrant as Specified in Its Charter)

                   MICHIGAN                         38-2078923
        (State or Other Jurisdiction of          (I.R.S. Employer
        Incorporation or Organization)         Identification No.)

              1000 REYNOLDS ROAD
              CHARLOTTE, MICHIGAN                    48813
   (Address of Principal Executive Offices)         (Zip Code)

    Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        Yes __X__         No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                OUTSTANDING AT
                     CLASS                        MAY 3, 1999
                     -----                        -----------
         Common stock, $.01 par value         12,534,502 shares

===========================================================================

                           SPARTAN MOTORS, INC.

                                   INDEX
           ====================================================


PART I.  FINANCIAL INFORMATION
                                                                       PAGE
     Item 1.  Financial Statements:

         Consolidated Balance Sheets - March 31, 1999
             (Unaudited) and December 31, 1998                            1

         Consolidated Statements of Operations -
             Three Months Ended March 31, 1999 and 1998
             (Unaudited)                                                  3

         Consolidated Statements of Shareholders' Equity -
             Balance at March 31, 1999 (Unaudited)                        4

         Consolidated Statements of Cash Flows -
             Three Months Ended March 31, 1999 and 1998
             (Unaudited)                                                  5

         Notes to Condensed Consolidated Financial Statements             7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                          8

     Item 3. Quantitative and Qualitative Disclosures About
             Market Risk                                                 14

PART II.  OTHER INFORMATION

     Item 6.  Exhibits and Reports on Form 8-K                           14

SIGNATURE                                                                16

                      PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                           SPARTAN MOTORS, INC.
                        CONSOLIDATED BALANCE SHEETS
                  ______________________________________
                                                     MARCH 31, 1999   DECEMBER 31, 1998
                                                     --------------   -----------------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
    Cash and cash equivalents                         $     20,076      $     37,645
    Investment securities                                       --           500,000
    Accounts receivable, less allowance
       for doubtful accounts of $2,806,000
       in 1999 and $2,600,000 in 1998                   44,770,116        43,110,400
    Inventories (Note 4)                                49,745,426        47,244,529
    Deferred tax benefit                                 2,148,867         2,165,250
    Other current assets                                   911,150         1,042,762
                                                      ------------      ------------

       TOTAL CURRENT ASSETS                             97,595,635        94,100,586

Property, Plant and Equipment,
    net of accumulated depreciation
    of $14,697,000 in 1999 and $14,003,000
    in 1998                                             22,942,855        23,420,603

Goodwill, net of accumulated amortization
    of $608,000 in 1999 and $478,000 in
    1998                                                 7,229,909         7,315,035
Other Assets                                               885,912         1,080,253
                                                      ------------      ------------

       TOTAL ASSETS                                   $128,654,311      $125,916,477
                                                      ============      ============

                                                                (Continued)

                           SPARTAN MOTORS, INC.
                  CONSOLIDATED BALANCE SHEETS (CONTINUED)
                  ______________________________________
                                                          MARCH 31, 1999   DECEMBER 31, 1998
                                                          --------------   -----------------
                                                           (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                       $ 25,201,428      $ 23,969,302
    Notes Payable                                             6,649,285         7,134,297
    Other current liabilities and accrued expenses            4,982,217         5,184,466
    Accrued warranty                                          4,038,905         3,888,364
    Accrued customer rebates                                    570,451           563,152
    Taxes on income                                           2,941,509         1,446,432
    Accrued compensation and related taxes                    1,541,477         1,327,923
    Accrued vacation                                          1,461,286         1,253,460
    Deposits from customers                                   3,430,396         3,133,676
    Current portion of long-term debt                           746,332           991,251
                                                           ------------      ------------

       TOTAL CURRENT LIABILITIES                             51,563,286        48,892,323

ACCOUNTS PAYABLE, LONG-TERM                                   1,623,087         1,655,607

LONG-TERM DEBT, LESS CURRENT PORTION                         25,988,515        27,641,888

NOTES PAYABLE TO RELATED PARTIES                              2,128,096         2,593,874

SHAREHOLDERS' EQUITY:
    Preferred Stock, no par value: 2,000,000
       shares authorized (none issued)
    Common Stock, $.01 par value, 23,900,000
       shares authorized, issued 12,534,502 shares
       in 1999 and 12,536,891 shares in 1998                    125,345           125,369
    Additional Paid in Capital                               24,147,835        24,152,744
    Retained earnings, net of effect of minority
       interest in shareholders' deficit of subsidiary of
       ($5,457,000) in 1999 and ($6,207,000) in 1998         23,078,147        20,883,094
    Accumulated other comprehensive loss                             --           (28,422)
                                                           ------------      ------------

       TOTAL SHAREHOLDERS' EQUITY                            47,351,327        45,132,785
                                                           ------------      ------------


TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                 $128,654,311      $125,916,477
                                                           ============      ============

See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                  ______________________________________
                                                              THREE MONTHS ENDED MARCH 31,
                                                              -----------------------------
                                                                  1999             1998
                                                              -----------       -----------
SALES                                                         $75,625,571       $59,156,255

Cost of products sold                                          64,786,689        50,470,479
                                                              -----------       -----------

GROSS PROFIT                                                   10,838,882         8,685,776

OPERATING EXPENSES
    Research and development                                    1,743,464         1,317,300
    Selling, general and administrative                         5,461,347         4,219,683
                                                              -----------       -----------
OPERATING INCOME                                                3,634,071         3,148,793

OTHER INCOME (EXPENSE)
    Interest expense                                             (757,932)         (217,627)
    Interest and other income                                     116,320           293,950
                                                              -----------       -----------

EARNINGS BEFORE EQUITY IN LOSS OF AFFILIATE AND
    TAXES ON INCOME                                             2,992,459         3,225,116

EQUITY IN LOSS OF AFFILIATE                                            --         1,250,000
                                                              -----------       -----------

EARNINGS BEFORE TAXES ON INCOME                                 2,992,459         1,975,116

TAXES ON INCOME                                                 1,547,406         1,036,879
                                                              -----------       -----------

NET EARNINGS                                                  $ 1,445,053       $   938,237
                                                              ===========       ===========

BASIC AND DILUTED NET EARNINGS PER SHARE                      $      0.12       $      0.07
                                                              ===========       ===========

BASIC WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                         12,536,000        12,528,000
                                                              ===========       ===========

DILUTED WEIGHTED AVERAGE COMMON
    SHARES OUTSTANDING                                         12,560,000        12,565,000
                                                              ===========       ===========


See notes to condensed consolidated financial statements.

                                                           SPARTAN MOTORS, INC.
                                         CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
                                                                                                      ACCUMULATED
                                                                                                         OTHER
                                                                                                     COMPREHENSIVE
                                                                                                     INCOME (LOSS)
                                                                                                     -------------
                                                  NUMBER                   ADDITIONAL
                                                    OF         COMMON       PAID IN       RETAINED     VALUATION
                                                  SHARES       STOCK        CAPITAL       EARNINGS     ALLOWANCE       TOTAL
                                                ----------    --------    -----------    -----------   ---------    -----------
Balance at January 1, 1999                      12,536,891    $125,369    $24,152,744    $20,883,094    (28,422)    $45,132,785

Stock options exercised                              1,125          11          1,931                                     1,942
Shares issued in purchase price adjustment
  related to acquisition of subsidiary              39,149         392        248,711                                   249,103
Assets sold in exchange for stock                  (42,663)       (427)      (255,551)                                 (255,978)
Minority interest funding of shareholders'
  deficit of subsidiary                                                                      750,000                    750,000
Comprehensive income:
    Net earnings                                                                           1,445,053                  1,445,053
     Other comprehensive items, net of tax:
       Change in valuation allowance (net of
          tax liability of $16,400)                                                                      28,442          28,422
                                                                                                                    -----------
          Total comprehensive income                                                                                  1,473,475
                                                ----------    --------    -----------    -----------    -------     -----------
Balance at March 31, 1999                       12,534,502    $125,345    $24,147,835    $23,078,147    $     0      47,351,327
                                                ==========    ========    ===========    ===========    =======     ===========

See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                  ______________________________________
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999             1998
                                                                       ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net earnings                                                      $ 1,445,053       $   938,237
    Adjustments to reconcile net earnings to net cash
      provided by (used in) operating activities:
        Depreciation and amortization                                     995,088           582,628
        Gain on disposal of assets and investment securities              (73,180)               --
        Equity in net loss of affiliate                                        --         1,250,000
        Decrease (increase) in assets:
            Accounts receivable                                        (1,659,716)          359,159
            Inventories                                                (2,664,774)       (8,027,682)
            Federal taxes receivable                                           --           457,650
            Other assets                                                  325,953           100,134
        Increase (decrease) in liabilities:
            Accounts payable                                            1,199,606          (388,554)
            Other current liabilities and accrued expenses                295,957           418,438
            Accrued warranty                                              150,541            80,033
            Accrued customer rebates                                        7,299          (172,002)
            Taxes on income                                             1,495,077           439,347
            Accrued vacation                                              207,826           (12,482)
            Accrued compensation and related taxes                        213,554          (544,938)
            Other                                                         251,720          (845,934)
                                                                       ----------       -----------
        TOTAL ADJUSTMENTS                                                 744,951        (6,304,203)
                                                                       ----------       -----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                     2,190,004        (5,365,966)
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of property, plant and equipment                           (381,351)         (231,125)
    Proceeds from sales of property, plant and equipment                   20,021            27,704
    Purchases of investment securities                                         --          (338,658)
    Proceeds from sales of investment securities                          500,000           400,000
    Investment in Affiliate                                                    --        (1,250,000)
    Purchase price adjustment related to acquisition of
      subsidiary                                                         (249,103)               --
    Minority interest funding of shareholders' deficit
      of subsidiary                                                       750,000                --




    Acquisition of subsidiaries, net of cash received                          --        (1,661,787)
                                                                       ----------       -----------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                       639,567        (3,053,866)

                                                                (Continued)

                           SPARTAN MOTORS, INC.
       CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (CONTINUED)
                  ______________________________________
                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ----------------------------
                                                                          1999             1998
                                                                       ----------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

    Payments on notes payable                                         $  (950,790)      $  (236,177)
    Proceeds from long-term debt                                               --         6,000,000
    Payments on long-term debt                                         (1,898,292)         (676,092)
    Net proceeds from exercise of stock options                             1,942            24,140
    Purchase of treasury stock                                                 --          (137,225)
                                                                       ----------       -----------

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                    (2,847,140)        4,974,646
                                                                       ----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (17,569)       (3,445,186)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                           37,645         4,812,438
                                                                       ----------       -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   20,076       $ 1,367,252
                                                                       ==========       ===========

See notes to condensed consolidated financial statements.

                           SPARTAN MOTORS, INC.
           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                  ______________________________________

NOTE 1 For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1998, included in the Form 10-K filed with the Securities and Exchange
            Commission on March 19, 1999.

NOTE 2 The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of March 31, 1999, and the results of operations and cash flows for the three month periods ended March 31, 1999 and 1998.

NOTE 3 The results of operations for the three month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 4 Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

                                                                   MARCH 31, 1999   DECEMBER 31, 1998
                                                                   --------------   -----------------
            Finished goods                                          $ 5,497,759        $ 4,688,880
            Raw materials and purchased components                   38,378,392         38,477,149
            Work in process                                           8,045,590          5,698,500
            Obsolescence reserve                                     (2,176,315)        (1,620,000)
                                                                    -----------        -----------
                                                                    $49,745,426        $47,244,529
                                                                    ===========        ===========

NOTE 5 Sales and other financial information by business segment are as follows (amounts in thousands):

                           SPARTAN MOTORS, INC.
      NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                  ______________________________________

Three months ended March 31, 1999

                                               MANUFACTURING OF             OTHER/
                                           -------------------------    CONSOLIDATION
                                            CHASSIS         BODIES         ENTRIES     CONSOLIDATED
                                           ---------       ---------    -------------  ------------
Net Sales                                   $60,455         $17,577        $(2,406)      $75,626

Interest expense                                301             484            (27)          758

Depreciation and amortization expense           339             578             78           995

Income tax expense                            1,473             214           (140)        1,547

Segment earnings                              2,808          (1,171)          (192)        1,445

Segment assets                               71,251          51,593          5,810       128,654

Three months ended March 31, 1998

                                               MANUFACTURING OF             OTHER/
                                           -------------------------    CONSOLIDATION
                                            CHASSIS         BODIES         ENTRIES     CONSOLIDATED
                                           ---------       ---------    -------------  ------------
Net Sales                                   $48,490         $12,511        $(1,845)      $59,156

Interest expense                                180              38             --           218

Depreciation and amortization expense           407             176             --           583

Equity in the loss of affiliate                  --              --          1,250         1,250

Income tax expense                              960              77             --         1,037

Segment earnings                                731              97            110           938

Segment assets                               85,202          21,420        (15,486)       91,136

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended March 31, 1999 compared to the period ended March 31, 1998. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

     The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of net operations, on an actual basis, as a percentage of revenues:

                                                           THREE MONTHS ENDED MARCH 31,
                                                           ----------------------------
                                                           1999                   1998
                                                           -----                  -----
        Sales                                              100.0%                 100.0%
        Cost of product sold                                85.7%                  85.3%
                                                           -----                  -----
        Gross profit                                        14.3%                  14.7%
        Operating expenses:
            Research and development                         2.3%                   2.2%
            Selling, general and administrative              7.2%                   7.2%
                                                           -----                  -----
        Operating income                                     4.8%                   5.3%
        Other                                               (0.8%)                  0.1%
                                                           -----                  -----
        Earnings before loss on equity investment
            and taxes on income                              4.0%                   5.4%
        Equity in loss of affiliate                          0.0%                   2.1%
        Taxes on income                                      2.0%                   1.7%
                                                           -----                  -----
        Net earnings                                         2.0%                   1.6%
                                                           =====                  =====

THREE MONTH PERIOD ENDED MARCH 31, 1999, COMPARED TO THE THREE MONTH PERIOD ENDED MARCH 31, 1998

     For the three months ended March 31, 1999 consolidated sales increased by $16.5 million (27.8%) over the amount reported for the same

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

period in the previous year. Chassis Group sales for the three months ending March 31, 1999 increased by $12.0 million (24.7%) compared to the sales reported for the same period in 1998. The two product lines responsible for this increase are motorhome chassis and fire truck chassis. For the first quarter of 1999, motorhome chassis sales increased 28.9% compared to the first quarter of 1998, primarily due to the increase in market demand for recreational vehicles. Fire truck chassis sales increased 28.5% during the first quarter of 1999 compared to the same period of 1998. The success of the Company's Advantage product line, coupled with a strong market, resulted in the increase. This is further evidenced by an increase in the backlog for fire trucks, which has increased 41.6% from the level at March 31, 1998.

     Gross profit increased $2.2 million for the first quarter of 1999 compared to the first quarter of 1998. This increase is due to increased sales of the Company. Gross profit as a percentage of sales decreased from 14.7% for the first quarter of 1998 to 14.3% for the first quarter of 1999. This decrease is due to the Bodies Group making up a greater percentage of total sales at lower margins. The Bodies Group operates at lower margins than the Chassis Group since their value added is only in the body rather than the complete vehicle.

     Operating expenses increased $1.7 million in the first quarter of 1999 over the same period in 1998, but remained consistent as a percentage of sales. An increase in the Company's interest-bearing debt resulted in increased interest expense in 1999 when compared to 1998. This increase is related to the consolidation of Carpenter Industries, Inc. in the current period versus the entity being accounted for on the equity method for the quarter ended March 31, 1998. The increase in interest expense is the primary reason for the fluctuation in other income/expense on the Consolidated Statements of Operations.

     Total chassis orders received increased 9.1% during the three months ended March 31, 1999 compared to the same period in 1998. The increase in orders primarily is attributed to the Company's fire truck and motorhome product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the three-month period ended March 31, 1999 were produced and delivered by March 31, 1999.

     At March 31, 1999, the Company had approximately $124.2 million in backlog orders compared with a backlog of approximately $109.8 million for the same period in 1998. While orders in backlog are subject to

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

LIQUIDITY AND CAPITAL RESOURCES

     For the three months ended March 31, 1999 cash provided by operating activities was $2.2 million compared to cash used in operating activities of $5.4 million for the three months ended March 31, 1998. The increase in cash primarily relates to an increase in accounts payable that corresponds with beneficial payment terms put into effect for the Chassis Group. Working capital increased $0.8 million, from $45.2 million to $46.0 million, during the three months ended March 31, 1999. See the Consolidated Statement of Cash Flows contained in this Form 10-Q for further information regarding the slight decrease in cash and cash equivalents from $37,645 at December 31, 1998 to $20,076 at March 31, 1999.

     Shareholders' equity increased $2.2 million for the three months ended March 31, 1999 to approximately $47.3 million. This change primarily is due to net earnings of $1.4 million and the minority interest funding of shareholders' deficit of subsidiary of $0.8 million. The Company's debt to equity ratio decreased to 64.3% on March 31, 1999 compared with 72.9% at December 31, 1998 due to the decrease in borrowing resulting from the positive cash flow from operations.

     The Company's primary line of credit is a $25.0 million revolving note payable to a bank. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At March 31, 1999 the Company was in compliance with all debt covenants. The Company also has unsecured lines of credit at its subsidiary locations for $0.2 million and $1.0 million and a secured line of credit for $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at March 31, 1999, was 7.75%) and has an expiration date of June 1999. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled approximately
$4.0 million at March 31, 1999.   The other two lines carry an interest

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

rate of 1% above the bank's prime rate. The $0.2 million line has an expiration date of June 1, 1999. The $1.0 million line expires only if there is a change in management. There were no borrowings on either of these lines at March 31, 1999. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

                              ASSESSMENT         REMEDIATION            TESTING            IMPLEMENTATION
                              ----------         -----------            -------            --------------
Information Technology       100% Complete      100% Complete         95% Complete         95% Complete

                                                                      Expected             Expected
                                                                      completion date      completion date
                                                                      is June 1999.        is June 1999.

Operating Equipment          100% Complete      100% Complete         100% Complete        100% Complete
with Embedded Chips
or Software

Products                     100% Complete      100% Complete         100% Complete        100% Complete

Third Parties                100% Complete      100% Complete         100% Complete        75% Complete

                                                                                           Implement
                                                                                           contingency plans
                                                                                           or other
                                                                                           alternatives
                                                                                           as necessary by
                                                                                           June 1999.

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

     As of March 31, 1999, the Company had not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs consist primarily of personnel expense for employees who have only a portion of their time dedicated to the Year 2000 remediation effort. It is the Company's policy to expense such costs as incurred. These costs will be funded through operating cash flows. The Company has not replaced, nor does it anticipate replacing, any systems due to Year 2000 issues. In addition, the Company has not accelerated any system replacement due to Year 2000 issues. Any system replacement that the Company has undertaken was due to regular, scheduled maintenance.
Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial condition, results of operation or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

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

FORWARD-LOOKING STATEMENTS

       This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the Company's markets, the economy and about Spartan itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. Spartan undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events or otherwise.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources," which is incorporated by reference in this Item 3, for discussion of market risk related to variable interest rates on short-term and long-term debt.


                        PART II.  OTHER INFORMATION

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

       27        Financial Data Schedule.

    (b) REPORTS ON FORM 8-K. During the first quarter ended March 31, 1999, the Company filed no current reports on Form 8-K.

                                SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             SPARTAN MOTORS, INC.


Date:  May __, 1999          By /S/ RICHARD J. SCHALTER
                                Richard J. Schalter
                                Secretary, Treasurer and Chief Financial
                                  Officer

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