Form 10-Q
period 1999-06-30
SPARTAN MOTORS INC
filed 1999-08-12
CIK 743238

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
June 30, 1999	0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2078923
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Reynolds Road
Charlotte, Michigan	48813
(Address of Principal Executive Offices)	(Zip Code)

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

Yes X	No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at
Class	August 3, 1999

Common stock, $.01 par value	12,534,702 shares

SPARTAN MOTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements:

Consolidated Balance Sheets - June 30, 1999
(Unaudited) and December 31, 1998	1

Consolidated Statements of Operations -
Three Months and Six Months Ended June 30, 1999 and 1998
(Unaudited)	3

Consolidated Statements of Shareholders' Equity -
Balance at June 30, 1999 (Unaudited)	5

Consolidated Statements of Cash Flows -
Six Months Ended June 30, 1999 and 1998
(Unaudited)	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	9

Item 3. Quantitative and Qualitative Disclosures About Market Risk	15

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security-Holders	15

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURE	17

i.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 1999	December 31, 1998
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 547,602	$ 37,645
Investment securities		500,000
Accounts receivable, less allowance
for doubtful accounts of $2,632,000
in 1999 and $2,600,000 in 1998	47,522,914	43,110,400
Inventories (Note 5)	48,232,688	47,244,529
Deferred tax benefit	2,148,867	2,165,250
Other current assets	1,489,688	1,042,762

Total Current Assets	99,941,759	94,100,586

Property, Plant and Equipment,
net of accumulated depreciation
of $15,509,000 in 1999 and $14,003,000
in 1998	22,583,792	23,420,603

Goodwill, net of accumulated amortization
of $669,000 in 1999 and $478,000 in
1998	7,100,029	7,315,035
Other Assets	1,587,805	1,080,253

Total Assets	$ 131,213,385	$ 125,916,477

(Continued)

SPARTAN MOTORS, INC.
CONSOLIDATED BALANCE SHEETS (Continued)

	June 30, 1999	December 31, 1998
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 23,419,127	$ 23,969,302
Notes payable	8,145,356	7,134,297
Other current liabilities and accrued expenses	4,852,602	5,184,466
Accrued warranty	3,781,217	3,888,364
Accrued customer rebates	489,320	563,152
Taxes on income	701,027	1,446,432
Accrued compensation and related taxes	1,925,473	1,327,923
Accrued vacation	1,472,244	1,253,460
Deposits from customers	3,821,003	3,133,676
Current portion of long-term debt	511,658	991,251

Total Current Liabilities	49,119,027	48,892,323

Accounts Payable, long-term	1,622,362	1,655,607

Long-Term Debt, less current portion	31,377,353	27,641,888

Notes Payable to Related Parties	1,616,951	2,593,874

Shareholders' Equity:
Preferred stock, no par value, 2,000,000
shares authorized (none issued)
Common stock, $.01 par value, 23,900,000
shares authorized, issued 12,534,702 shares
in 1999 and 12,536,891 shares in 1998	125,347	125,369
Additional paid in capital	24,149,071	24,152,744
Retained earnings, net of effect of minority
interest in shareholders' deficit of subsidiary of
($5,457,000) in 1999 and ($6,207,000) in 1998	23,203,274	20,883,094
Accumulated other comprehensive loss	--	(28,422)

Total Shareholders' Equity	47,477,692	45,132,785

Total Liabilities and Shareholders' Equity	$ 131,213,385	$ 125,916,477

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,
	1999	1998

Sales	$ 75,262,770	$ 55,504,257

Cost of products sold	65,470,269	47,932,264

Gross profit	9,792,501	7,571,993

Operating expenses
Research and development	1,678,560	1,301,747
Selling, general and administrative	5,518,807	4,635,631
Operating income	2,595,134	1,634,615

Other income (expense)
Interest expense	(561,172)	(267,082)
Interest and other income	111,429	201,440

Earnings before equity in loss of affiliate and
taxes on income	2,145,391	1,568,973

Equity in loss of affiliate	--	1,521,000

Earnings before taxes on income	2,145,391	47,973

Taxes on income	1,142,834	502,109

Net earnings (loss)	$ 1,002,557	$ (454,136)

Basic and diluted net earnings per share	$ 0.08	$ (0.04)

Basic weighted average common
shares outstanding	12,535,000	12,564,000

Diluted weighted average common
shares outstanding solely due to impact
of outstanding stock options	12,547,000	12,564,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Six Months Ended June 30,
	1999	1998

Sales	$ 150,888,341	$ 114,660,512

Cost of products sold	130,256,957	98,402,743

Gross profit	20,631,384	16,257,769

Operating expenses
Research and development	3,422,024	2,619,047
Selling, general and administrative	10,980,155	8,855,314
Operating income	6,229,205	4,783,408

Other income (expense)
Interest expense	(1,319,104)	(484,709)
Interest and other income	227,749	495,390

Earnings before equity in loss of affiliate and
taxes on income	5,137,850	4,794,089

Equity in loss of affiliate	--	2,771,000

Earnings before taxes on income	5,137,850	2,023,089

Taxes on income	2,690,240	1,538,988

Net earnings	$ 2,447,610	$ 484,101

Basic and diluted net earnings per share	$ 0.20	$ 0.04

Basic weighted average common
shares outstanding	12,535,000	12,488,000

Diluted weighted average common shares
outstanding solely due to impact of
outstanding stock options	12,543,000	12,525,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Valuation Allowance	Total

Balance at January 1, 1999	$ 12,536,891	$ 125,369	$ 24,152,744	$ 20,883,094	$ (28,422)	$ 47,132,785

Stock options exercised	1,325	13	3,167			3,180

Shares issued in purchase price adjustment related
to acquisition of subsidiary	39,149	392	248,711			249,103

Assets sold in exchange for stock	(42,663)	(427)	(255,551)			(255,978)

Minority funding of shareholders' deficit of
subsidiary				750,000		750,000

Dividends paid (.07 per share)				(877,430)		(877,430)

Comprehensive income:
Net earnings				2,447,610		2,447,610

Other comprehensive items, net of tax:
Change in valuation allowance (net of tax
benefit of $16,400)					28,422	28,422
Total comprehensive income						2,476,032
Balance at June 30, 1999	12,534,702	$ 125,347	$ 24,149,071	$ 23,203,274	$ 0	$ 47,477,692

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	1999	1998
Cash Flows From Operating Activities:
Net earnings	$ 2,447,610	$ 484,101
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation and amortization	2,052,054	1,175,992
Gain on disposal of assets	(68,180)	--
Equity in net loss of affiliate	--	2,771,000
Decrease (increase) in assets:
Accounts receivable	(4,412,514)	(2,078,692)
Inventories	(1,256,515)	(8,088,080)
Federal taxes receivable	--	424,701
Other assets	(954,478)	478,308
Increase (decrease) in liabilities:
Accounts payable	(583,420)	563,627
Other current liabilities and accrued expenses	166,342	383,681
Accrued warranty	(107,147)	(111,257)
Accrued customer rebates	(73,832)	(199,548)
Taxes on income	(745,405)	265,214
Accrued vacation	218,784	(163,762)
Accrued compensation and related taxes	597,550	(331,889)
Other	642,327	(2,251,794)
Total Adjustments	(4,524,434)	(7,162,499)

Net Cash Used In Operating Activities	(2,076,824)	(6,678,398)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(865,222)	(493,992)
Proceeds from sales of property, plant and equipment	35,348	25,245
Purchases of investment securities	--	(364,976)
Proceeds from sales of investment securities	500,000	400,000
Investment in affiliate	--	(2,771,000)
Purchase price adjustment related to acquisition of
subsidiary	(249,103)	--
Minority interest funding of shareholders' deficit
of subsidiary	750,000	--
Acquisition of subsidiaries, net of cash received	--	(1,661,787)
Net Cash Provided By (Used In) Investing Activities	171,023	(4,866,510)

(Continued)

SPARTAN MOTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (Continued)

	Six Months Ended June 30,
	1999	1998
Cash Flows From Financing Activities:

Proceeds from notes payable	$ --	$ 55,000
Payments on notes payable	34,136	(236,177)
Proceeds from long-term debt	3,985,713	9,500,000
Payments on long-term debt	(729,841)	(677,317)
Net proceeds from exercise of stock options	3,180	63,265
Dividends paid	(877,430)	(879,655)
Purchase of previously-issued stock	--	(137,225)

Net Cash Provided By Financing Activities	2,415,758	7,687,891

Net Increase (Decrease) in Cash and Cash Equivalents	509,957	(3,857,017)

Cash and Cash Equivalents at Beginning of Period	37,645	4,812,438

Cash and Cash Equivalents at End of Period	$ 547,602	$ 955,421

See notes to condensed consolidated financial statements.

        SPARTAN MOTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1	For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1998, included in the Form 10-K filed with the Securities and Exchange Commission on March 19, 1999.

Note 2	The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for fair presentation of the financial position as of June 30, 1999 and the results of operations and cash flows for the periods presented.

Note 3	The results of operations for the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 4	As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Other comprehensive gain for the six months ended June 30, 1998 was $453,000.

Note 5	Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	June 30, 1999	December 31, 1998
	(Unaudited)

Finished goods	$ 5,958,778	$ 4,688,880
Raw materials and purchased components	38,195,889	38,477,149
Work in process	6,487,708	5,698,500
Obsolescence reserve	(2,409,687)	(1,620,000)
	$ 48,232,688	$ 47,244,529

Note 6	Sales and other financial information by business segment are as follows (in thousands). The Chassis Group consists of the Company's wholly owned subsidiary, Spartan Motors Chassis, Inc. The Bodies Group consists of the Company's wholly owned subsidiaries: Luverne Fire Apparatus Co., Ltd., Quality Manufacturing, Inc. and Road Rescue, Inc., as well as Carpenter, the Company's 49.9% subsidiary.

Three months ended June 30, 1999

	Manufacturing of		Other/ Consolidation
	Chassis	Bodies	Entries	Consolidated

Net sales	$ 55,571	$ 22,064	$ 2,372	$ 75,263
Interest expense	264	299	(2)	561
Depreciation and amortization expense	351	576	131	1,058
Income tax expense	1,090	100	(47)	1,143
Segment earnings	2,112	(924)	(185)	1,003
Segment assets	70,567	54,225	6,421	131,213

SPARTAN MOTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Three months ended June 30, 1998

	Manufacturing of		Other/ Consolidation
	Chassis	Bodies	Entries	Consolidated

Net sales	$ 44,998	$ 12,586	$ (2,080)	$ 55,504
Interest expense	272	72	(77)	267
Depreciation and amortization expense	418	175	--	593
Equity in the loss of affiliate	--	--	1,521	1,521
Income tax expense	486	11	5	502
Segment earnings	1,214	103	(1,771)	(454)
Segment assets	54,528	21,681	16,358	92,567

Six months ended June 30, 1999
	Manufacturing of		Other/ Consolidation
	Chassis	Bodies	Entries	Consolidated

Net sales	$ 116,026	$ 39,641	$ (4,777)	$ 150,888
Interest expense	565	783	(29)	1,319
Depreciation and amortization expense	690	1,154	208	2,052
Income tax expense	2,563	314	(187)	2,690
Segment earnings	4,920	(2,095)	(377)	(2,448)

Six months ended June 30, 1998

	Manufacturing of		Other/ Consolidation
	Chassis	Bodies	Entries	Consolidated

Net sales	$ 93,488	$ 25,097	$ (3,924)	$ 114,661
Interest expense	452	110	(77)	485
Depreciation and amortization expense	825	351	--	1,176
Equity in the loss of affiliate	--	--	2,771	2,771
Income tax expense	1,446	88	5	1,539
Segment earnings	1,945	200	(1,661)	484

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended June 30, 1999 compared to the period ended June 30, 1998. You should read the comments that follow in conjunction with the Company's consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

RESULTS OF OPERATIONS

          The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	1999	1998	1999	1998

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	87.0%	86.4%	86.3%	85.8%
Gross profit	13.0%	13.6%	13.7%	14.2%
Operating expenses:
Research and development	2.2%	2.3%	2.3%	2.3%
Selling, general and administrative	7.3%	8.3%	7.3%	7.7%
Operating income	3.5%	3.0%	4.1%	4.2%
Other	(0.6)%	(0.2)%	(0.7)%	0.0%
Earnings before loss on equity investment
and taxes on income	2.9%	2.8%	3.4%	4.2%
Equity in loss of affiliate	0.0%	2.7%	0.0%	2.4%
Taxes on income	1.6%	0.9%	1.8%	1.4%
Net earnings (loss)	1.3%	(0.8)%	1.6%	0.4%

Three-Month Period Ended June 30, 1999 Compared to the Three-Month Period Ended June 30, 1998

          For the second quarter of 1999 consolidated sales increased by $19.8 million (35.6%) over the amount reported for the same period in 1998. The consolidation of Carpenter Industries, Inc. ("Carpenter") in the second quarter of 1999 accounts for $7.9 million of the increase, or 39.4%. Chassis Group sales for the second quarter of 1999 increased by $10.6 million (23.5%) compared to the sales reported for the same period in 1998. The two product lines responsible for this increase are motorhome chassis and fire truck chassis. For the second quarter of 1999, motorhome chassis sales increased 48.2% compared to the quarter ended June 30, 1998, primarily due to the increase in market demand for recreational vehicles. Fire truck chassis sales increased 19.9% during the second quarter of 1999 compared to the same period of 1998. The success of the Company's Advantage fire truck product line, coupled with a strong market, resulted in the increase.

          Transit bus sales declined 93.4% for the second quarter of 1999 compared to the sales reported for the same period in 1998. This is primarily attributable to a reduction in sales to a customer that had a dramatic change in their management structure during the second quarter of 1999. The Company expects sales to improve during the third and fourth quarters, however sales are not expected to achieve 1998 volumes. Transit bus sales comprised less than 8% of the Company's annual revenues during 1998.

          Gross profit increased $2.2 million (29.3%) for the second quarter of 1999 compared to the second quarter of 1998. This improvement is due to increased sales of the Company. Gross profit as a percentage of sales decreased from 13.6% for the second quarter of 1998 to 13.0% for the second quarter of 1999. The Bodies Group operates at lower margins than the Chassis Group since the value added is only in the body rather than the complete vehicle. The Bodies Group impact was increased with consolidation of Carpenter for the second quarter of 1999.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Operating expenses increased $1.2 million in the second quarter of 1999 compared to the same period in 1998, but declined as a percentage of sales from 10.7% to 9.5%. This decline primarily is due to a 10.2% decline in Chassis Group operating expenses as a percentage of sales for the second quarter of 1999 compared to the second quarter of 1998. The reduction in operating expenses reflects the Company's continued efforts to increase efficiencies and reduce costs. An increase in the Company's interest-bearing debt resulted in increased interest expense for the second quarter of 1999 compared to the same period in 1998. This increase is related to the consolidation of Carpenter versus the entity being accounted for on the equity method for the second quarter of 1998. Carpenter is not consolidated for tax purposes, however, because the Company owns less than 80% of Carpenter. Accordingly, Carpenter's losses cannot be deducted for tax purposes. Therefore, the Company's tax rate appears higher than the actual effective tax rate for the Company.

          Total chassis orders received increased 24.3% during the second quarter of 1999 compared to the same period in 1998. The increase in orders primarily is attributed to the Company's fire truck and motorhome product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the three-month period ended June 30, 1999 were produced and delivered by June 30, 1999.

          At June 30, 1999, the Company had $111.9 million in backlog orders compared with backlog of $108.6 million for the same period in 1998. A portion of the increase is due to motorhome backlog which has increased by 9% during the second quarter of 1999 compared to the amount of backlog reported for the same period in 1998 in response to the strengthening of the recreational vehicle market. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Six-Month Period Ended June 30, 1999 Compared to the Six-Month Period Ended June 30, 1998

          Revenues for the six months ended June 30, 1999 were $150.9 million compared to $114.7 million for the same period in 1998, an increase of 31.6%. The consolidation of Carpenter during the six months ended June 30, 1999 accounts for $12.5 million of the increase, or 34.5%. Net income for the six months ended June 30, 1999 was $2.5 million compared with net income of $484,000 for the six months ended June 30, 1998, an increase of 405.6%. The increase in revenues and income primarily is attributable to the contribution of the Chassis Group. Total chassis production increased 24.1% in the six months ended June 30, 1999 with fire truck production increasing 24.0%. Motor home production increased 37.5% in the six months ended June 30, 1999 compared to the amount of production in the six months ended June 30, 1998 due to the strong market demand in the recreational vehicle market.

          Gross profit as a percentage of sales declined from 14.2% for the six months ended June 30, 1998 to 13.7% for the six months ended June 30, 1999. The Bodies Group impact was increased with consolidation of Carpenter for the six months ended June 30, 1999.

          Operating expenses for the six months ended June 30, 1999 declined as a percentage of sales from 10.0% during the six months ended June 30, 1998 to 9.6%. The decline primarily is due to a 9.6% decline in Chassis Group operating expenses as a percentage of sales for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. The reduction in operating expenses reflects the Company's continued efforts to increase efficiencies and reduce costs. An increase in the Company's interest-bearing debt resulted in increased interest expense for the six months ended June 30, 1999 compared to the six months ended June 30, 1998. This increase is related to the consolidation of Carpenter versus the entity being accounted for on the equity method for the second quarter of 1998. Carpenter is not consolidated for tax purposes, however, because the Company owns less than 80% of Carpenter. Accordingly, Carpenter's losses cannot be deducted for tax purposes. Therefore, the Company's tax rate appears higher than the actual effective tax rate for the Company.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          Total chassis orders received increased 11.6% during the six months ended June 30, 1999 compared to the same period in 1998. The increase in orders primarily is attributed to the Company's motorhome and fire truck product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and one-sixth of the fire truck orders received during the three-month period ended June 30, 1999 were produced and delivered by June 30, 1999.

          At June 30, 1999, the Company had $111.9 million in backlog orders compared with backlog of $108.6 million for the same period in 1998. A portion of the increase is due to motorhome backlog which has increased by 9% during the six months ended June 30, 1999 compared to the amount of backlog reported for the same period in 1998 in response to the strengthening of the recreational vehicle market. While orders in backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

          For the six months ended June 30, 1999 cash used by operating activities was $2.1 million compared to cash used in operating activities of $6.7 million for the six months ended June 30, 1998. The decrease in cash used primarily relates to an increase in earnings and the maintenance of consistent inventory levels for the Chassis Group. Working capital increased $5.6 million, from $45.2 million at December 31, 1998 to $50.8 million at June 30, 1999. See the Consolidated Statement of Cash Flows contained in this Form 10-Q for further information regarding the increase in cash and cash equivalents from $37,645 at December 31, 1998 to $547,602 at June 30, 1999.

          Shareholders' equity increased $2.3 million from the amount reported at December 31, 1998 to $47.5 million for the six months ended June 30, 1999. This change primarily is due to net earnings of $2.4 million and a $750,000 contribution by the minority shareholder of Carpenter, which were offset by a dividend paid to shareholders of $877,430. The Company's debt to equity ratio increased to 74.0% on June 30, 1999 compared with 72.9% at December 31, 1998, due to the increase in borrowing resulting from the negative cash flow from operations.

          The Company's primary line of credit is a $30.0 million revolving note payable to a bank. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At June 30, 1999 the Company was in compliance with all debt covenants. The Company also has unsecured lines of credit at its subsidiary locations for $0.2 million and $1.0 million and a secured line of credit for $4.3 million. The $4.3 million line carries an interest rate of ½% above the bank's prime rate (prime rate at June 30, 1999, was 7.75%) and has an expiration date of June 2000. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled approximately $4.3 million at June 30, 1999. The other two lines carry an interest rate of 1% above the bank's prime rate. The $0.2 million line has an expiration date of June 1, 2000. The $1.0 million line expires only if there is a change in management. There were no borrowings on either of these lines at June 30, 1999. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

Year 2000 Readiness Disclosure

          This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and others regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified this information.

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

	Assessment	Remediation	Testing	Implementation

Information Technology	100% Complete	100% Complete	95% Complete Expected completion date is September 1999	95% Complete Expected completion date is September 1999

Operating Equipment with Embedded Chips or Software	100% Complete	100% Complete	100% Complete	100% Complete

Products	100% Complete	100% Complete	100% Complete	100% Complete

Third Parties	100% Complete	100% Complete	100% Complete	75% Complete Implement contingency plans or other alternatives as necessary by September 1999

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

          As of June 30, 1999, the Company had not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs consist primarily of personnel expense for employees who have only a portion of their time dedicated to the Year 2000 remediation effort. It is the Company's policy to expense these costs as incurred. These costs will be funded through operating cash flows. The Company has not replaced, nor does it anticipate replacing, any systems due to Year 2000 issues. In addition, the Company has not accelerated any system replacement due to Year 2000 issues. Any system replacement that the Company has undertaken was due to regular, scheduled maintenance. Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial condition, results of operation or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

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

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the Company's markets, the economy and about the Company itself. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. Spartan undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events or otherwise.

          Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates; demand for products and services; the effects of the Year 2000 issues on the Company's business; the degree of competition by competitors; changes in laws or regulations, including changes related to safety standards adopted by National Fire Protection Association; changes in prices, levies and assessments; the impact of technological advances; government and regulatory policy changes; trends in customer behaviors; dependence on key personnel; and the vicissitudes of the world and national economy.

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

          The annual meeting of shareholders of Spartan Motors, Inc. was held on May 25, 1999. The purpose of the meeting was to elect directors, to approve the Stock Option and Restricted Stock Plan of 1998, to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year and transact any other business that properly came before the meeting.

          The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

Votes Cast

Elected Directors	For	Authority Withheld/Against

George W. Sztykiel	11,239,403	108,775
William F. Foster	11,239,403	108,775

          The following persons continue to serve as directors: Charles E. Nihart, James C. Penman, Anthony G. Sommer, John E. Sztykiel, George Tesseris and David R. Wilson.

          The following proposals were acted on:

Proposal	For	Against	Abstain

Proposal to approve the Stock Option and Restricted Stock Plan of 1998:	5,686,967	1,189,515	4,471,696

Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year:	11,289,446	39,254	19,478

Item 6.  Exhibits and Reports on Form 8-K

     (a)     Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

4.4	Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an Exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

10.1	Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.2	Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.3	Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.4	Carpenter Industries, Inc. Stockholders' Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.5	Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.6	Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.7	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998. Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999.

27	Financial Data Schedule.

     (b)     Reports on Form 8-K.  During the second quarter ended June 30, 1999, the Company filed no current reports on Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN MOTORS, INC.

Date: August 11, 1999	By /s/Richard J. Schalter
Richard J. Schalter
Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

4.4	Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an Exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

10.1	Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.2	Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.3	Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.4	Carpenter Industries, Inc. Stockholders' Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.5	Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.6	Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.7	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998. Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999.

27	Financial Data Schedule.