Form 10-Q
period 1999-09-30
SPARTAN MOTORS INC
filed 1999-11-15
CIK 743238

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
September 30, 1999	0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2078923
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Reynolds Road
Charlotte, Michigan	48813
(Address of Principal Executive Offices)	(Zip Code)

Registrant's Telephone Number, Including Area Code:   (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X	No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	November 10, 1999

Common stock, $.01 par value	12,534,702 shares

SPARTAN MOTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION
Page
Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 1999
(Unaudited) and December 31, 1998	1

Condensed Consolidated Statements of Operations -
Three and Nine Months Ended September 30, 1999 and 1998
(Unaudited)	3

Condensed Consolidated Statements of Shareholders' Equity -
Three and Nine Months Ended September 30, 1999 and 1998
(Unaudited)	5

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 1999 and 1998
(Unaudited)	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosure About Market Risk	15

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	15

SIGNATURES	17

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
______________________________________

	September 30, 1999	December 31, 1998
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$ 57,900	$ 37,645
Investment securities	--	500,000
Accounts receivable, less allowance for doubtful accounts of $2,770,000 in 1999 and $2,600,000 in 1998	47,759,238	43,110,400
Inventories (Note 5)	50,677,216	47,244,529
Deferred tax benefit	2,148,867	2,165,250
Other current assets	1,010,627	1,042,762

Total Current Assets	101,653,848	94,100,586

Property, Plant and Equipment, net of accumulated depreciation of $16,357,000 and $14,003,000 in 1999 and 1998, respectively	22,570,332	23,420,603

Goodwill, net of accumulated amortization of $868,000 and $478,000 in 1999 and 1998, respectively	6,970,151	7,315,035
Other Assets	1,363,042	1,080,253
Total Assets	$ 132,557,373	$ 125,916,477

(Continued)

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
______________________________________

	September 30, 1999	December 31, 1998
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$ 25,856,016	$ 23,969,302
Notes payable	7,938,035	7,134,297
Other current liabilities and accrued expenses	4,708,204	5,184,466
Accrued warranty expense	3,445,434	3,888,364
Accrued customer rebates	581,501	563,152
Taxes on income	360,797	1,446,432
Accrued compensation and related taxes	2,423,217	1,327,923
Accrued vacation	1,328,064	1,253,460
Deposits from customers	3,982,499	3,133,676
Current portion of long-term debt	281,516	991,251

Total Current Liabilities	50,905,283	48,892,323

Accounts Payable, long-term	1,622,562	1,655,607

Long-Term Debt	30,293,177	27,641,888

Notes Payable to Related Parties	1,330,091	2,593,874

Shareholders' Equity:
Preferred stock, no par value: 2,000,000 shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000 shares authorized, issued 12,534,702 shares in 1999 and 12,536,891 shares in 1998	125,347	125,369
Additional paid in capital	24,149,071	24,152,744
Retained earnings, net of effect of minority interest in shareholders' deficit of subsidiary of ($5,457,000) in 1999 and ($6,207,000) in 1998	24,131,842	20,883,094
Accumulated other comprehensive loss	--	(28,422)

Total Shareholders' Equity	48,406,260	45,132,785

Total Liabilities and Shareholders' Equity	$ 132,557,373	$ 125,916,477

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
______________________________________

	Three Months Ended September 30,
	1999	1998

Sales	$ 83,483,570	$ 69,633,280

Cost of products sold	72,367,160	59,924,532

Gross Profit	11,116,410	9,708,748

Operating Expenses
Research and development	1,745,268	1,412,045
Selling, general and administrative	6,202,486	4,434,705
Operating Income	3,168,656	3,861,998

Other Income (Expense)
Interest expense	(734,703)	(284,894)
Interest and other income	47,576	223,770

Earnings Before Equity in Loss of Affiliate and Taxes on Income	2,481,529	3,800,874

Equity in Loss of Affiliate	--	332,500

Earnings Before Taxes on Income	2,481,529	3,468,374

Taxes on Income	1,552,961	1,409,897

Net Earnings	$ 928,568	$ 2,058,477

Basic and Diluted Net Earnings Per Share	$ 0.07	$ 0.16

Basic Weighted Average Common Shares Outstanding	12,535,000	12,552,000

Diluted Weighted Average Common Shares Outstanding Solely due to Impact of Outstanding Stock Options	12,556,000	12,581,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)
______________________________________

	Nine Months Ended September 30,
	1999	1998

Sales	$234,371,911	$184,293,792

Cost of products sold	202,624,117	158,327,275

Gross Profit	31,747,794	25,966,517

Operating Expenses
Research and development	5,167,292	4,031,092
Selling, general and administrative	17,182,641	13,290,019
Operating Income	9,397,861	8,645,406

Other Income (Expense)
Interest expense	(2,053,807)	(769,603)
Interest and other income	275,325	719,160

Earnings Before Equity in Loss of Affiliate and Taxes on Income	7,619,379	8,594,963

Equity in Loss of Affiliate	--	3,103,500

Earnings Before Taxes on Income	7,619,379	5,491,463

Taxes on Income	4,243,201	2,948,885

Net Earnings	$ 3,376,178	$ 2,542,578

Basic and Diluted Net Earnings per Share	$ 0.27	$ 0.20

Basic Weighted Average Common Shares Outstanding	12,535,000	12,500,000

Diluted Weighted Average Common Shares Outstanding Solely due to Impact of Outstanding Stock Options	12,558,000	12,527,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
______________________________________

					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Valuation Allowance	Total

Balance at January 1, 1999	12,536,891	$125,369	$24,152,744	$20,883,094	$ (28,422)	$45,132,785

Stock options exercised	1,325	13	3,167			3,180

Shares issued in purchase price adjustment related to acquisition of subsidiary	39,149	392	248,711			249,103

Assets sold in exchange for stock	(42,663)	(427)	(255,551)			(255,978)

Minority funding of shareholders' deficit of subsidiary				750,000		750,000

Dividends paid ($0.07 per share)				(877,430)		(877,430)

Comprehensive income:
Net earnings				3,376,178		3,376,178
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $16,400)					28,422	28,422
Total comprehensive income						3,404,600
Balance at September 30, 1999	12,534,702	$125,347	$24,149,071	$24,131,842	$ 0	$48,406,260

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
______________________________________

	Nine Months Ended September 30,
	1999	1998
Cash Flows From Operating Activities:
Net earnings	$ 3,376,178	$ 2,542,578
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	3,052,043	1,762,582
Gain on sales of assets and marketable securities	(66,022)	(83,653)
Equity in net loss of affiliate	--	3,103,500
Decrease (increase) in assets net of effects of acquisitions of subsidiaries:
Accounts receivable	(4,648,838)	(14,109,768)
Inventories	(3,779,402)	(7,644,501)
Federal taxes receivable	--	401,181
Other assets	(250,654)	426,809
Increase (decrease) in liabilities net of effects of acquisitions of subsidiaries:
Accounts payable	1,853,669	10,122,448
Other current liabilities and accrued expenses	21,944	781,057
Accrued warranty expense	(442,930)	330,281
Accrued customer rebates	18,349	27,350
Taxes on income	(1,085,635)	1,640,648
Accrued vacation	74,604	(40,160)
Accrued compensation and related taxes	1,095,294	208,581
Deposits from customers	803,823	(614,308)
Total Adjustments	(3,353,755)	(3,687,953)

Net Cash Provided By (Used In) Operating Activities	22,423	(1,145,375)
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(1,734,537)	(624,999)
Proceeds from sales of property, plant and equipment	124,213	171,724
Purchases of investment securities	--	(364,976)
Proceeds from sales of investment securities	500,000	400,000
Investment in affiliate	--	(3,103,500)
Note receivable advanced	--	(1,354,000)
Purchase price adjustment related to acquisition of subsidiary	(249,103)	--
Minority funding of shareholders' deficit of subsidiary	750,000	--
Acquisition of subsidiary, net of cash received	--	(1,661,787)
Net Cash Used In Investing Activities	(609,427)	(6,537,538)

(Continued)

SPARTAN MOTORS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED) (Continued)
______________________________________

	Nine Months Ended September 30,
	1999	1998
Cash Flows From Financing Activities:
Proceeds from notes payable	$ --	$ 55,000
Payments on notes payable	(460,045)	(291,177)
Proceeds from long-term debt	2,695,713	5,396,215
Payments on long-term debt	(754,159)	(679,766)
Net proceeds from exercise of stock options	3,180	63,265
Purchase of treasury stock	--	(293,736)
Dividends paid	(877,430)	(879,655)

Net Cash Provided By Financing Activities	607,259	3,370,146

Net Increase (Decrease) in Cash and Cash Equivalents	20,255	(4,312,767)

Cash and Cash Equivalents at Beginning of Period	37,645	4,812,438

Cash and Cash Equivalents at End of Period	$ 57,900	$ 499,671

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________

Note 1	For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 19, 1999.

Note 2	The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 1999, and the results of operations and cash flows for the periods presented.

Note 3	The results of operations for the nine-month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

Note 4	As of January 1, 1998, the Company adopted Financial Accounting Standards Board (FASB) Statement No. 130, "Reporting Comprehensive Income." Statement No. 130 establishes rules for the reporting of comprehensive income and its components. The adoption of this statement had no impact on the Company's net earnings or shareholders' equity. Other comprehensive gain for the nine months ended September 30, 1998 was $2,538,685.

Note 5	Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	September 30, 1999 (Unaudited)	December 31, 1998

Finished goods	$ 7,668,684	$ 4,688,880
Raw materials and purchased components	38,512,136	38,477,149
Work in process	7,026,750	5,698,500
Obsolescence reserve	(2,530,354)	(1,620,000)
	$ 50,677,216	$ 47,244,529

Note 6	Sales and other financial information by business segment are as follows (in thousands). The Chassis Group consists of the Company's wholly owned subsidiary, Spartan Motors Chassis, Inc. The Bodies Group consists of the Company's wholly owned subsidiaries: Luverne Fire Apparatus Co., Ltd., Quality Manufacturing, Inc. and Road Rescue, Inc., as well as Carpenter Industries, Inc., the Company's 49.9% subsidiary.

Three months ended September 30, 1999

	Manufacturing of		Other/ Consolidation Entries
	Chassis	Bodies		Consolidated

Net sales	$64,179	$21,582	$(2,277)	$83,484
Interest expense	299	468	(33)	734
Depreciation and amortization expense	308	588	100	996
Income tax expense	1,401	144	8	1,553
Segment earnings	2,583	(1,592)	(62)	929
Segment assets	69,092	54,293	9,172	132,557

Note 6     (Continued)

Three months ended September 30, 1998

	Manufacturing of		Other/ Consolidation Entries
	Chassis	Bodies		Consolidated

Net sales	$ 57,124	$ 14,451	$ (1,942)	$ 69,633
Interest expense	253	94	(62)	285
Depreciation and amortization expense	408	178	--	586
Equity in the loss of affiliate	--	--	333	333
Income tax expense	1,325	85	--	1,410
Segment earnings	2,224	(7)	(159)	2,058
Segment assets	114,174	24,394	(33,932)	104,636

Nine months ended September 30, 1999

	Manufacturing of		Other/ Consolidation Entries
	Chassis	Bodies		Consolidated

Net sales	$ 180,205	$ 61,222	$ (7,055)	$ 234,372
Interest expense	867	1,249	(63)	2,053
Depreciation and amortization expense	997	1,742	313	3,052
Income tax expense	3,964	459	(180)	4,243
Segment earnings	7,502	(3,687)	(439)	3,376
Segment assets	69,092	54,293	9,172	132,557
Nine months ended September 30, 1998

	Manufacturing of		Other/ Consolidation Entries
	Chassis	Bodies		Consolidated

Net sales	$ 150,612	$ 39,548	$ (5,867)	$ 184,293
Interest expense	705	204	(139)	770
Depreciation and amortization expense	1,233	530	--	1,763
Equity in the loss of affiliate	--	--	3,104	3,104
Income tax expense	2,775	174	--	2,949
Segment earnings	5,419	193	(3,070)	2,542
Segment assets	114,174	24,394	(33,932)	104,636

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended September 30, 1999 compared to the period ended September 30, 1998. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:

Three Months Ended September 30,		Nine Months Ended September 30,
1999	1998	1999	1998
Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	86.7%	86.1%	86.5%	85.9%
Gross profit	13.3%	13.9%	13.5%	14.1%
Operating expenses:
Research and development	2.1%	2.0%	2.2%	2.2%
Selling, general and administrative	7.4%	6.4%	7.3%	7.2%
Operating income	3.8%	5.5%	4.0%	4.7%
Other	(0.8)%	(0.0)%	(0.7)%	0.0%
Earnings before loss on equity investment and taxes on income	3.0%	5.5%	3.3%	4.7%
Equity in loss of affiliate	0.0%	0.5%	0.0%	1.7%
Taxes on income	1.9%	2.0%	1.8%	1.6%
Net earnings	1.1%	3.0%	1.5%	1.4%

Three-Month Period Ended September 30, 1999 Compared to the Three-Month Period Ended September 30, 1998

For the three months ended September 30, 1999, consolidated sales increased $13.9 million (19.9%) over the amount reported for the same period in the previous year. The consolidation of Carpenter Industries, Inc. ("Carpenter") in the third quarter of 1999 accounts for $7.1 million of the increase, or 51.1%. Chassis Group sales for the third quarter of 1999 increased by $7.1 million (12.4%) compared to the sales reported for the same period of 1998. The two product lines responsible for this increase are motorhome chassis and fire truck chassis. For the third quarter of 1999, motorhome chassis sales increased 27.0% compared to the quarter ended September 30, 1998, primarily due to the increase in market demand for recreational vehicles.

Fire truck chassis sales increased 17.2% during the third quarter of 1999 compared to the same period of 1998. The success of the Company's Advantage fire truck product line, coupled with a strong market, resulted in the increase.

Transit bus sales declined 87.5% for the third quarter of 1999 compared to the sales reported for the same period in 1998. The decline is primarily attributable to a reduction in sales to a customer that had a dramatic change in their management structure during the second quarter of 1999. The Company expects sales to improve during the fourth quarter, however sales are not expected to achieve the fiscal year 1998 volume. Transit bus sales comprised less than 8% of the Company's annual revenues in 1998.

Gross profit increased $1.4 million for the third quarter of 1999 compared to the third quarter of 1998. This improvement is due to increased sales by the Company. Gross profit as a percentage of sales decreased from 13.9% for the third quarter of 1998 to 13.3% for the third quarter of 1999. The Bodies Group operates at lower margins than the Chassis Group since the value added is only in the body rather than the complete

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

vehicle. Thus, the gross profit percentage on the body is diluted by the pass-through nature of the chassis cost. The Bodies Group impact was increased with the consolidation of Carpenter in the third quarter of 1999.

Operating expenses increased from 8.4% of sales for the third quarter of 1998 to 9.5% of sales for the third quarter of 1999. The primary reason for this increase is the consolidation of Carpenter, whose operating expenses are running at a higher percentage of sales than the remaining Bodies Group and the Chassis Group. This higher level of operating expenses as a percentage of sales is due to lower than expected sales levels at Carpenter. An increase in the Company's interest-bearing debt resulted in increased interest expense for the third quarter of 1999 compared to the same period in 1998. This increase and the change in the equity in loss of affiliate are related to the consolidation of Carpenter as well, versus the entity being accounted for on the equity method for the third quarter of 1998. Carpenter is not consolidated for tax purposes, however, because the Company owns less than 80% of Carpenter. Accordingly, Carpenter's losses cannot be deducted for tax purposes. Therefore, the Company's tax rate appears higher than the actual effective tax rate for the Company.

Total chassis orders received increased 1.8% during the third quarter of 1999 compared to the same period in 1998. The increase in orders primarily is attributable to the Company's fire truck and motorhome product lines. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty and none of the fire truck orders received during the three-month period ended September 30, 1999 were produced and delivered by September 30, 1999.

At September 30, 1999, the Company had $95.1 million in backlog compared with a backlog of $104.5 million for the same period in 1998. The majority of the decrease is due to school bus backlog, which has decreased 96.2% when comparing the third quarter of 1999 to the amount of backlog reported for the same period in 1998. This decrease is due to a lower sales volume at Carpenter.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced significant modification, cancellation or rescheduling of orders in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Nine-Month Period Ended September 30, 1999 Compared to the Nine-Month Period Ended September 30, 1998

Revenues for the nine months ended September 30, 1999 were $234.4 million compared with $184.3 million for the same period in 1998, an increase of 27.2%. The consolidation of Carpenter during the nine months ended September 30, 1999 accounts for $19.7 million of the increase, or 39.3%. The remaining increase is primarily attributable to Chassis Group revenues, which are up 19.6% over the comparable nine months of 1998. Net income for the nine months ended September 30, 1999 was $3.4 million compared with net income of $2.5 million for the nine months ended September 30, 1998. The increase in net income is primarily due to the increase in income of the Chassis Group of $2.1 million.

Gross profit as a percentage of sales declined to 13.5% for the first nine months of 1999 as compared to 14.1% for the first nine months of 1998. These lower margins are due to the Bodies Group. The Bodies Group operates at lower margins than the Chassis Group, since the value added is only in the body rather than the complete vehicle. Thus, the gross profit percentage on the body is diluted by the pass-through nature of the chassis cost. The Bodies Group impact was increased with the consolidation of Carpenter in the third quarter of 1999.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating expenses for the nine months ended September 30, 1999 were 9.5% of sales, which is consistent with 9.4% for the nine months ended September 30, 1998. An increase in the Company's interest-bearing debt resulted in increased interest expense for the nine months ended September 30, 1999 compared to same period in the prior year. This increase is related to the consolidation of Carpenter versus the entity being accounted for on the equity method for the nine months ended September 30, 1998. Carpenter is not consolidated for tax purposes, however, because the Company owns less than 80% of Carpenter. Accordingly, Carpenter's losses cannot be deducted for tax purposes. Therefore, the Company's tax rate appears higher than the actual effective tax rate for the Company.

Total chassis orders increased 6.1% during the nine-month period ended September 30, 1999 versus the same period in 1998. This increase primarily is attributable to slight increases in motorhome and fire truck chassis orders partially offset by a decrease in transit bus orders. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome, one-half of the bus/specialty and one-third of the fire truck orders received during the nine-month period ended September 30, 1999 were produced and delivered by September 30, 1999.

At September 30, 1999, the Company had approximately $95.1 million in backlog compared with a backlog of approximately $104.5 million for the same period in 1998. The majority of the decrease is due to school bus backlog, which has decreased 96.2% when comparing the third quarter of 1999 to the amount of backlog reported for the same period in 1998. This decrease is due to a lower sales volume at Carpenter.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 1999, cash provided by operating activities was $22,000 compared to cash used in operating activities of $1.1 million for the nine months ended September 30, 1998. The decrease in cash used primarily relates to an increase in earnings. Working capital increased $5.5 million, from $45.2 million to $50.7 million, during the nine months ended September 30, 1999. See the "Condensed Consolidated Statement of Cash Flows" contained in this Form 10-Q for further information regarding the change in cash and cash equivalents from December 31, 1998 to September 30, 1999.

Shareholders' equity increased $3.3 million in the nine months ended September 30, 1999, to approximately $48.4 million. This change primarily is due to net earnings of $3.4 million and a $0.8 million contribution by the minority shareholder of Carpenter, which were partially offset by a dividend paid to shareholders of $0.9 million. The Company's debt to equity ratio decreased to 69.3% compared with 72.9% at December 31, 1998, due to earnings growth that exceeded borrowing requirements.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At September 30, 1999, the Company was in compliance with all debt covenants.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company also has unsecured lines of credit at its subsidiary locations for $0.2 million and $1.0 million and a secured line of credit for $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at September 30, 1999 was 8.25%) and has an expiration date of June 2000. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled approximately $4.0 million at September 30, 1999. The other two lines carry an interest rate of 1% above the bank's prime rate. The $0.2 million line has an expiration date of June 1, 2000. The $1.0 million line expires only if there is a change in management. There were no borrowings on either of these lines at September 30, 1999. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

Year 2000 Compliance

This Year 2000 Readiness Disclosure is based upon and partially repeats information provided by the Company's outside consultants and other regarding the Year 2000 readiness of the Company and its customers, suppliers, financial institutions and other parties. Although the Company believes this information to be accurate, it has not independently verified this information.

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

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

	Assessment	Remediation	Testing	Implementation

Information Technology	100% Complete	100% Complete	99% Complete	99% Complete

			Expected	Expected
			completion date	completion date
			is end of	is end of
			November 1999	November 1999

Operating Equipment	100% Complete	100% Complete	100% Complete	100% Complete
with Embedded Chips
or Software

Products	100% Complete	100% Complete	100% Complete	100% Complete

Third Parties	100% Complete	100% Complete	100% Complete	95% Complete

Implement
contingency plans
or other alternatives
as necessary by end
of November
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

As of September 30, 1999, the Company had not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs consist primarily of personnel expense for employees who have only a portion of their time dedicated to the Year 2000 remediation effort. It is the Company's policy to expense these costs as incurred. These costs will be funded through operating cash flows. The Company has not replaced, nor does it anticipate replacing, any systems due to Year 2000 issues. In addition, the Company has not accelerated any system replacement due to Year 2000 issues. Any system replacement that the Company has undertaken was due to regular, scheduled maintenance. Based on currently available information, management does not presently anticipate that the costs to address the Year 2000 issues will have an adverse impact on the Company's financial condition, results of operation or liquidity. However, the extent to which the computer operations and other systems of the Company's important third parties are adversely affected could, in turn, affect the Company's ability to communicate with third parties and could have a material adverse effect on the operations of the Company.

Management of the Company believes that it has an effective program in place to resolve the Year 2000 issue in a timely manner. As noted above, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may have some employees with personal computers that will malfunction. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The amount of potential liability and lost revenue cannot be reasonably estimated at this time. The Company has contingency plans for certain critical applications and is working on such plans for other

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

applications. These contingency plans involve, among other actions, manual workarounds, increasing inventories, and adjusting staffing strategies.

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

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the chassis market, the economy and about the Company itself. These forward-looking statements include the Company's expectation that sales will improve in the fourth quarter of 1999 and the Company's estimation of the date of completion and related costs of Year 2000 compliance. Words such as "anticipates," "believes," "estimates," "expects," "forecasts," "intends," "is likely," "plans," "projects," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Future Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may differ materially from what may be expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update, amend or clarify forward-looking statements, as a result of new information, future events or otherwise.

Future Factors that could cause a difference between an ultimate actual outcome and a preceding forward-looking statement include, but are not limited to, changes in interest rates; demand for products and services; the effects of the Year 2000 issues on the Company's business; the degree of competition by competitors; changes in laws or regulations, including changes related to safety standards adopted by the National Fire Protection Association; changes in prices, levies and assessments; the impact of technological advances; government and regulatory policy changes; trends in customer behaviors; dependence on key personnel; and the vicissitudes of the world and national economy.

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

exhibit to the Company's Annual Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

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

        (b)       Reports on Form 8-K.  During the third quarter ended September 30, 1999, the Company did not file a current report on Form 8-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter Secretary, Treasurer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation. Previously filed as an exhibit to the Company's Annual Report on Form 10-Q for the period ended September 30, 1996, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws (restated to reflect all amendments). Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 1995, and incorporated herein by reference.

4.1	Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Bylaws. See Exhibit 3.2 above.

4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 31, 1984, and incorporated herein by reference.

4.4	Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an Exhibit to the Company's Form 8-A filed on June 25, 1997, and incorporated herein by reference.

10.1	Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.2	Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.3	Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan.* Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

10.4	Carpenter Industries, Inc. Stockholders' Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.5	Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.6	Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.7	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998. Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999.

27	Financial Data Schedule.

-i-