Form 10-K405
period 1999-12-31
SPARTAN MOTORS INC
filed 2000-03-07
CIK 743238

United States
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Michigan	38-2078923
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1000 Reynolds Road
Charlotte, Michigan	48813
(Address of Principal Executive Offices)	(Zip Code)

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

Aggregate Market Value as of February 25, 2000: $48,401,908

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of February 25, 2000: 12,100,477 shares

          Documents Incorporated by Reference

Portions of the definitive proxy statement for the Company's May 23, 2000, annual meeting of shareholders are incorporated by reference in Part III.

PART I

Item 1.    Business.

General

Spartan Motors, Inc. (the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a world leading, niche market, engineer and manufacturer for transportation-related markets. In June of 1998, the Company restructured its operations into four wholly owned subsidiaries: Spartan Motors Chassis, Inc. located at the corporate headquarters in Charlotte, Michigan ("Spartan Motors Chassis"); Road Rescue, Inc. located in St. Paul, Minnesota ("Road Rescue"); Quality Manufacturing, Inc. located in Talladega, Alabama ("Quality"); and Luverne Fire Apparatus Co., Ltd. located in Brandon, South Dakota ("Luverne").

Spartan Motors Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by mounting the body or apparatus on the Company's chassis.

In its continued efforts to diversify, the Company completed the acquisitions of Quality and Luverne, two fire truck apparatus companies, in the third quarter of 1997, and Road Rescue, an emergency vehicle manufacturer, in the first quarter of 1998. The premium ambulance product manufactured by Road Rescue is a new market for the Company. The acquisition of an ambulance manufacturer has expanded the Company's product diversification and growth opportunities. The acquisitions are expected to place the Company in a position to take advantage of various opportunities, including coordinated purchasing efforts and improved supplier relations.

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise to continue to be the best value producer of custom vehicle products in the national and international marketplace. Spartan Motors Chassis sells its custom chassis to four principal markets: fire truck, motorhome, school and transit bus and specialty. Spartan Motors Chassis focuses on certain custom niches within its four principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the other three principal chassis markets. Thus, in the past five years management has placed special emphasis on further diversification into the school bus, transit bus and specialty chassis markets.

During the first quarter of 1997, the Company purchased a 33 1/3% equity interest in school bus body maker Carpenter Industries, Inc. ("Carpenter"). In October 1998, the Company acquired additional shares of Carpenter's stock, bringing its total ownership to 49.9%, and entered into an agreement that allows the Company to control operations and day-to-day management responsibilities in coordination with a Company-appointed management team. In addition, the Company acquired 95.5% of Carpenter's non-voting stock. This stock converted to voting stock on a one-to-one basis in November 1999, which resulted in the Company owning 57.6% of Carpenter. This continued investment provides the Company with the opportunity to further diversify its business by offering custom chassis products to the 40,000-unit annual school bus marketplace. The Company's investment in Carpenter is partnered with San Mateo, California-based Recovery Equity Investors, Inc., with members of the key management team at Carpenter also obtaining shares of Carpenter stock.

The Company is an innovative team focused on building relationships with customers. The Company strives to deliver premium custom vehicles and services that inspire customer enthusiasm. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using internally or externally generated equity capital as its primary source of expansion capital.

The Company's Segments

The Company is organized into three principal groups, the Chassis Group, the Emergency Vehicle Team (EVTeam) and Carpenter. For a description of certain financial information related to each group see Note 14, Business Segments, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Chassis Group

The Chassis Group consists of Spartan Motors Chassis. Sales by the Chassis Group made up approximately 79.0%, 81.2% and 94.8% of the Company's consolidated sales for the years ended December 31, 1999, 1998 and 1997, respectively. Ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEMs and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes, school and transit buses and specialty applications such as airport sweepers, utility trucks and crash-rescue apparatus. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility to profitably manufacture custom chassis with a specialized design which will serve customer needs more efficiently and economically than a standard, commercially-produced chassis.

Fire Truck Chassis

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

The Chassis Group strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. An example of this progressive approach is the Chassis Group's Advantage fire truck chassis and cab. This entry-level product was engineered to directly compete within the $80 million commercially produced fire truck chassis market. The Advantage fire truck chassis and cab is priced competitively without sacrificing the added flexibility, quality and end user orientation of a custom-built fire truck.

The Chassis Group monitors the availability of new technology and works closely with its component manufacturers to apply this technology to its products. For example, the Chassis Group helped introduce the Detroit Diesel Series 60 engine to the fire truck market, which is typically used in heavy-duty commercial applications. These engines allow fire trucks to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Chassis Group also worked with Cummins Engine Co. on the introduction of the N-14 and M-11 engines. This collaboration resulted in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the MD series and HD series Allison World Transmission, an improved wholly electronic automatic transmission design that provides better performance characteristics and improved service and maintenance capabilities. An additional example of bringing technically advanced components and products to the fire truck marketplace was the introduction of the Spartan/Granning Independent Front Suspension ("IFS") in 1998. IFS places air bags as close to the wheel as possible, utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition, IFS reduces over-steer and under-steer, brake dive and wheel-to-wheel transfer of road shock to passengers and the body of the vehicle.

The Chassis Group believes that the percentage of fire trucks manufactured with customized chassis will continue to increase. This is primarily due to the fact that customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations when compared to standard, commercially produced fire trucks.

The National Fire Protection Association ("NFPA") adopts safety standards for fire trucks. NFPA standards typically add new requirements that are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew-seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions. The Company's chassis meet current NFPA standards.

Motorhome Chassis

The Chassis Group custom manufactures chassis to the individual specifications of its motorhome chassis OEMs. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. The Chassis Group's motorhome chassis are separated into three major product series: (a) the "Summit" series chassis; (b) the "Mountain Master" series chassis; and (c) the "K-2" series chassis. These motorhome chassis are generally distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The Chassis Group designs and engineers modifications to these three basic product groups to meet customer requirements and to adapt the chassis to each OEMs specific manufacturing process.

The Chassis Group continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

Transit and School Bus Chassis

The Chassis Group continued its focus toward further product diversification in 1999. These diversification efforts were specifically focused on expanding the Company's share in the transit bus and school bus chassis marketplace. The school bus chassis market, coupled with a growing market for the Chassis Group's custom transit bus chassis, creates an excellent opportunity to further diversify into other transit bus products. The Chassis Group currently believes that the transit bus business continues to show an opportunity for growth for custom chassis manufacturing. As the market recognizes the long-term cost savings relating to maintenance and the extended life cycle of a custom bus and identifies the need to place safety as a top priority, sales of custom chassis are expected to grow. Also creating an atmosphere that favors custom chassis is the aging population that is expected to require additional premium, mass-transit type transportation. The Company believes that medium to small cities and private contractors are committed to move toward small and midsize buses under 32 feet in length, similar to the buses produced on the Company's chassis.

The overall school bus market has grown 12.2% from approximately 41,000 units in the 1997 to 1998 school year (September 1 through August 31) to approximately 46,000 units in the 1998 to 1999 school year. The number of transit style buses increased from the approximate 10,200 units in the 1997 to 1998 school year to the approximate 10,400 units in the 1998 to 1999 school year. The Chassis Group supplies transit style school bus chassis to Carpenter. The Chassis Group believes that this portion of the school bus market will continue to be a growing segment of the overall school bus market. The transit style bus generally is superior to the classic type A & B school bus in terms of safety, handling and durability.

The Company's innovative custom low floor bus chassis continued to increase market share in 1999, as the design eliminates the need for costly mechanical wheel chair lifts through a revolutionary curb height design that permits the use of manually operated ramps. The Company's low floor chassis allows end users to meet Americans with

Disabilities Act standards, which require handicapped accessibility on all publicly funded buses, on a competitive basis.

The Chassis Group currently expects that its domestic bus vehicle market will continue to grow due to consumers' increasing demands for improved mobile services and increasing concern over safety issues. These two areas are specifically addressed through the use of the Chassis Group's custom chassis.

Potential customers outside of the United States, in areas where bus transportation is used to a greater extent than domestically, continue to show significant interest in the Company's custom bus chassis. The Company's ability to readily convert the bus chassis from left-hand to right-hand steering, and the use of components that are serviceable and accessible throughout the world, should enable the Company's bus chassis to continue its growth in the international marketplace.

Specialty Vehicle Chassis

The Chassis Group continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. The Company believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for bookmobiles, mobile medical units and other specialty uses, the Company believes it is well positioned to continue to benefit and flourish in this market.

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Luverne, Quality and Road Rescue. All three companies engineer and manufacture emergency vehicles built on chassis platforms purchased from the Chassis Group and outside sources.

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

Quality Manufacturing, Inc.

Quality engineers, manufactures and markets custom and commercially produced emergency vehicles at its Talladega, Alabama headquarters. Approximately 95 associates produce pumper and aerial fire apparatus that are marketed through a dealer network covering North America. Quality focuses its efforts on high-end fire truck customers who desire to extend the lifecycle of their emergency vehicles by purchasing premium products.

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

Carpenter

The Company's majority-owned subsidiary, Carpenter, is the Company's third operating segment. Carpenter engineers and manufactures vehicles built on chassis platforms purchased from the Chassis Group and outside sources.

Carpenter engineers, manufactures and markets primarily type C and type D school bus bodies at its headquarters in Richmond, Indiana. The two principal components of a school bus are the body and chassis. Bodies and chassis are sold either as integrated units, provided by a single supplier, or separately, in which case end users purchase bodies and chassis from different suppliers and have the two components assembled by the bus body manufacturer. Carpenter markets its products through approximately 26 dealers throughout the United States. The bus body builder employs approximately 295 associates.

Marketing

The Chassis Group markets its custom manufactured chassis primarily through the direct contact of its sales department with OEMs, dealers and end users. The EVTeam and Carpenter maintain dealer organizations and establish close working relationships through their sales departments with end users. These personal contacts focus on the quality of each group's custom products and allow the Company to keep customers updated on new and improved product lines and end users needs.

In 1999, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes. In 1999, Company representatives also attended trade shows in Europe to introduce, promote and expand the Chassis Group's product lines into international markets. Sales made to external customers outside the United States were $2.4 million, $4.5 million and $4.0 million for the years ended December 31, 1999, 1998 and 1997, respectively.

The Chassis Group's sales, marketing and communication team is responsible for marketing its custom manufactured chassis and producing product literature. The sales group consists of nine salespeople based in Charlotte, Michigan and 13 salespeople located throughout North America, including the independent sales forces of Luverne, Quality, Road Rescue and Carpenter.

Competition

The principal methods of competitive advantages utilized by the Company include length of engineering reaction time, customized design, product and service quality and speed of delivery. The Company competes with companies, some of which are divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company, that manufacture chassis for similar markets. Certain competitors are vertically integrated and manufacture their own commercial chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the market compared to its competition. The market share in the custom chassis market is fragmented and the Company believes that no one company has a dominant market position.

Manufacturing

The Chassis Group has four principal assembly facilities in Charlotte, Michigan for its custom chassis products. Due to the custom nature of its business, the Company's chassis cannot be manufactured efficiently on automated assembly lines. Generally, the Chassis Group designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

The EVTeam and Carpenter products are manufactured and assembled in each of its respective subsidiary facilities. The chassis for the products are purchased from the Chassis Group and from outside commercially produced chassis manufacturers. The facilities do not use fully automated assembly lines since each vehicle is manufactured to meet specifications of an end user order. The chassis is rolled down the assembly line on temporary wheels as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

The Company believes that the assembly facilities of its subsidiaries are sufficient for current product production and capacity increases can be achieved at relatively low cost, largely by increasing the number of production associates or adding additional shifts.

Suppliers

An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Meritor Automotive, Inc., Detroit Diesel, Inc., Cummins Engine Co., Allison Division of General Motors Corporation, Marion Body Works, Inc., Eaton Axle Corporation, REYCO/Granning Suspensions and Goodyear Tire and Rubber Co. The Company is able to better control production costs due to its high volume purchasing power with these component suppliers. The additional joint volume buying power of the Company's subsidiaries, and a purchasing alliance with Federal Signal Corporation, have helped to further control and reduce per piece component costs.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines.

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

Patents, Trademarks, Licenses and Franchises

The Company has three patents, one copyright and one service mark, which expire between 2004 and 2017. The Company also has seven trademarks, three registered in the United States and one in each of Mexico, New Zealand, Peru and Papua, New Guinea. Five of these registered trademarks are of the Spartan insignia and limit the right of use exclusively to the Company. Although the trademarks expire between 2002 and 2008, renewals currently are available under trademark laws.

The Company believes its products are identified by the Company's trademarks and that its trademarks are valuable assets. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its business.

Environmental Matters

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the Company's capital expenditures, earnings or competitive position.

Associates

The Company and its subsidiaries employed approximately 1190 full-time associates as of February 25, 2000. Production workers totaling approximately 180 associates at Carpenter's facilities are represented by the United Auto Workers Union. Management presently considers its relations with associates to be positive.

Customer Base

In 1999, the Company's customer base included two major customers. Sales in 1999 to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were approximately $58.6 million and sales to Newmar Corp. ("Newmar") were approximately $65.7 million. These numbers compare to sales of approximately $62.8 million to Fleetwood and $40.6 million to Newmar in 1998 and approximately $46.8 million to Fleetwood and $30.9 million to Newmar in 1997. Sales to customers classified as major amounted to 41%, 40% and 43% of total revenues in 1999, 1998 and 1997, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

Backlog Orders

At December 31, 1999, the Company had backlog orders for the Chassis Group of approximately $53.0 million compared with a backlog of approximately $83.5 million at December 31, 1998. At December 31, 1999, the Company had backlog orders for the EVTeam of approximately $28.2 million compared with a backlog of approximately $29.9 million at December 31, 1998. Carpenter's backlog was $9.4 million at December 31, 1999, which represents an increase over its backlog of $7.2 million at December 31, 1998. The Company expects that all of the backlog at December 31, 1999 described above will be filled during 2000.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Item 2.    Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.
Used By	Location	Use	Owned/ Leased	Square Footage
Spartan Motors, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing and Warehousing	Owned	51,000

Spartan Motors, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Manufacturing, Sales and Marketing	Owned	44,000

Spartan Motors, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering and Manufacturing	Owned	50,000

Spartan Motors, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Receiving, Service Parts, Customer Service, Research & Development and Warehousing	Owned	140,000

Spartan Motors, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing and Receiving	Leased	42,000

Spartan de Mexico S.A. de C.V.	Acceso III S-N, Queretaro, Mexico	Manufacturing and Warehousing	Owned	100,000*

Luverne Fire Apparatus Co., Ltd.	1209 E. Birch Street Brandon, South Dakota	Headquarters, Manufacturing and Warehousing	Leased	35,000

Quality Manufacturing, Inc.	1420 Nimitz Avenue Talladega, Alabama	General offices, Manufacturing and Warehousing	Owned	65,000

Road Rescue, Inc.	1133 Rankin Street Saint Paul, Minnesota	General offices, Manufacturing and Warehousing	Leased	93,000

Carpenter Industries, Inc.	1100 Industries Rd. Richmond, Indiana	General offices, Manufacturing and Warehousing	Owned	530,000
_________________

*Currently idle.

Item 3.    Legal Proceedings.

At December 31, 1999, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 1999, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.    Market For Registrant's Common Stock and Related Shareholder Matters.

Spartan's common stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

Since 1992, the Board of Directors has authorized management to repurchase up to a total of 2,000,000 shares of its common stock in open market transactions. Management repurchased 264,100 shares through December 31, 1999. Repurchase of common stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. The treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act.

The following table sets forth the high and low sale prices for the Company's Common Stock for the periods indicated, all as reported by The Nasdaq Stock Market:
	High	Low
Year Ended December 31, 1999:
First Quarter	$6.313	$4.063
Second Quarter	6.406	4.875
Third Quarter	6.563	4.875
Fourth Quarter	5.500	3.750

	High	Low
Year Ended December 31, 1998:
First Quarter	$8.625	$6.188
Second Quarter	8.375	7.063
Third Quarter	7.250	4.750
Fourth Quarter	6.875	4.438

The Company declared cash dividends of $0.07 per outstanding share on May 18, 1999 and $0.07 per outstanding share on May 19, 1998, to shareholders of record on May 31, 1999 and May 31, 1998, respectively.

The number of shareholders of record of the Company's Common Stock on February 24, 2000 was 862.

On January 7, 1998, the Company closed the merger of Road Rescue into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, following the closing former shareholders of Road Rescue became entitled to receive an additional payment from the Company. Accordingly, in January 1999, the Company paid additional cash consideration to the shareholders of approximately $0.25 million and issued 39,150 unregistered shares of common stock to these shareholders. The issuance of the shares of common stock was exempt from registration under Section 4(2) of the Securities Act of 1933.

Item 6.    Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 1999, has been derived from Consolidated Financial Statements of the Company, which have been audited by the Company's independent auditors, Ernst & Young LLP, with respect to the years ended December 31, 1999 and 1998, and Deloitte & Touche LLP, with respect to the years ended December 31, 1997, 1996 and 1995. The following data should be read in conjunction with the Consolidated Financial Statements and related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary (In Thousands of Dollars, Except Per Share Data)
	1999	1998	1997	1996	1995
Statement of Operations Data:
Sales	$306,156	$255,338	$178,641	$174,677	$152,599
Cost of products sold	268,142	217,979	155,291	148,629	131,809
Gross profit	38,014	37,359	23,350	26,048	20,790
Operating expenses:
Research and development	7,008	5,517	4,692	4,194	3,135
Selling, general and administrative	26,928	19,147	15,801	14,264	13,252
Operating income	4,078	12,695	2,857	7,590	4,403
Other	(2,394)	(915)	52	685	1,024
Earnings before loss on equity investment,
loss on closure and taxes on income	1,684	11,780	2,909	8,275	5,427
Equity in loss of affiliate		4,059	15,403
Loss on closure of Mexican subsidiary				4,423
Taxes on income	3,075	4,236	630	1,532	2,000
Net earnings (loss)	$(1,391)	$3,485	$(13,124)	$2,320	$3,427

Basic and diluted earnings per share	$(0.11)	$0.28	$(1.06)	$0.18	$0.27
Cash dividends per common share	$0.07	$0.07	$0.07	$0.05	$0.05
Basic weighted average common shares
outstanding	12,483	12,507	12,381	12,541	12,887
Diluted weighted average common shares
outstanding	12,483	12,536	12,381	12,602	12,928
Balance Sheet Data:
Net working capital	$41,867	$45,208	$41,429	$54,840	$50,890
Total assets	122,698	125,916	81,245	79,683	75,211
Long-term obligations	30,451	31,891	9,604	5,207	5,792
Shareholders' equity	43,178	45,133	47,489	61,405	59,828

The five-year summary above should be read in conjunction with Note 13, Acquisitions, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following section provides a narrative discussion about the Company's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related notes thereto appearing in this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
	1999	1998	1997

Sales	100.0%	100.0%	100.0%
Cost of products sold	87.6%	85.4%	86.9%
Gross profit	12.4%	14.6%	13.1%
Operating expenses:
Research and development	2.3%	2.1%	2.6%
Selling, general & administrative	8.8%	7.5%	8.9%
Operating income	1.3%	5.0%	1.6%
Other	(0.7%)	(0.4%)	0.1%
Earnings before loss on equity investment
and taxes on income	0.6%	4.6%	1.7%
Equity in loss of affiliate	--	1.6%	8.6%
Taxes on income	1.0%	1.6%	0.4%
Net earnings (loss)	(0.4%)	1.4%	(7.3%)

Year Ended December 31, 1999 compared to Year Ended December 31, 1998

For the year ended December 31, 1999, consolidated sales increased $50.8 million (19.9%) over the amount reported for the same period in the previous year. The majority of this increase is due to a $34.7 million increase in sales of the Chassis Group. Sales by the EVTeam also increased over the prior year by $3.2 million from $51.9 million in 1998 to $55.1 million in 1999. Only approximately two months of Carpenter's sales from the prior year were consolidated in 1998, due to the equity method of accounting being utilized during the first 10 months of that year. Therefore, Carpenter's 1999 sales of $21.5 million resulted in a $17.8 million increase over its contribution to consolidated sales in the prior year.

Within the Chassis Group, the product line that showed the most growth over the prior year was the motorhome chassis line. Sales of this product increased 29.2% over the prior year. The increase in motorhome chassis sales directly relates to the revenue and market share increases by the combined efforts of the Company's two largest customers, Fleetwood and Newmar. The Company's Summit product line has also generated significant interest in the market as a low-end alternative for a custom chassis. The Chassis Group will be competitive with this rear diesel engine product in a price range that had otherwise been dominated by front engine gas chassis.

Fire truck chassis sales for the year ended December 31, 1999 increased 26.2% over the year ended December 31, 1998. All significant fire truck chassis product lines experienced growth over the prior year due to a stronger market. Transit bus chassis sales for 1999 decreased 75.6% over 1998, primarily due to the financial difficulties and subsequent bankruptcy filing of a primary bus customer for the Company, Metrotrans Corp. This bankruptcy also resulted in the Company writing off inventory and accounts receivable totaling $6.0 million during the fourth quarter of 1999. These write-offs are the primary reason for the lower gross profit percentage and higher selling, general and administrative expenses as a percentage of sales.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For the year ended December 31, 1999, sales for school bus chassis and specialty chassis declined approximately 40.9% and 61.1%, respectively, compared to the year ended December 31, 1998. The decrease in school bus chassis can be attributed to lower sales to the Chassis Group's primary customer, Carpenter. In the current year, Carpenter focused its efforts on its core business, conventional style school buses, which are not built on the Chassis Group's transit style bus chassis.

Additionally, $12.4 million of chassis that were sold to the Company's subsidiaries during 1999 had to be eliminated from consolidated revenues. Before the acquisitions, these chassis would have been considered revenues for the Company.

Other income/expense changed $1.5 million primarily due to an increase in interest expense of 125.4%. The increase in interest expense was a result of higher average debt outstanding during 1999 due to the consolidation of Carpenter for a full year versus two months in the prior year. The absence of an equity in loss of affiliate in 1999 is due to Carpenter being a part of the consolidated financial statements for the full year of 1999 as opposed to being accounted for under the equity method of accounting prior to November 1998. The decrease in the Company's income taxes as a percentage of sales is primarily due to the loss of Carpenter that is not included in the consolidated tax return. See Note 6, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Year Ended December 31, 1998 compared to Year Ended December 31, 1997

For the year ended December 31, 1998, consolidated sales increased $76.7 million to $255.3 million (42.9%) over the $178.6 million reported for the same period in the previous year. For the year ended December 31, 1998, chassis sales increased $37.9 million compared to the amount reported for the same period in the previous year, with the EVTeam providing approximately $51.9 million in revenues in 1998 compared to $12.5 million in 1997. Carpenter provided $3.7 million in sales in 1998 for the two months of operations that were part of the consolidated statements. During the remaining 10 months of 1998 and all of 1997, the Company accounted for Carpenter under the equity method of accounting; accordingly, its sales were not consolidated. Of the 42.9% increase in sales, 13.1% was due to acquisitions completed in 1998 within the EVTeam and Carpenter. For the year ended December 31, 1998, sales of fire truck chassis and school bus chassis declined approximately 7.4% and 60.5%, respectively, compared to the revenues reported for the year ended December 31, 1997. For the year ended December 31, 1998, motorhome chassis and transit bus chassis sales increased approximately 36.7% and 70.0%, respectively, compared to the year ended December 31, 1997. The reduction in fire truck chassis sales related to the soft market in 1998 and the reduction in school bus chassis sales was attributable to the decline in transit style bus sales to Carpenter. Carpenter was the primary distribution point for school buses and its market share of transit style buses declined during 1998. The increase in motorhome chassis sales directly related to the revenue and market share increases by the Company's two largest customers, Fleetwood and Newmar. Transit bus chassis sales increased primarily due to the introduction of a new tour bus product line marketed by Metrotrans.

Additionally, $7.5 million of chassis that were sold to the Company's subsidiaries during 1998 had to be eliminated from consolidated revenues. Before the acquisitions, these chassis would have been considered revenues for the Company.

Interest and other income, net of interest expense, declined $1.0 million primarily due to increased borrowings used to fund, in part, the acquisition of Road Rescue and the Company's additional investment in Carpenter. The decrease in equity in loss of affiliate as a percentage of sales was due to a decrease in the net loss of Carpenter in 1998 prior to the consolidation date when compared to 1997. Included in Carpenter's net loss for 1997 was a write off of goodwill due to the going concern qualification in its report of independent auditors in 1997. The increase in the Company's income taxes as a percentage of sales was due to increased profitability of the Company. See Note 6, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

For a portion of 1998, Carpenter was not operating, which resulted in a large decline in sales and a weakened backlog. Since the time that the Company increased its ownership and assumed oversight of day-to-day management of operations, the Company believes that Carpenter has developed a solid operating plan and the Company is optimistic about the current business prospects of Carpenter. The Company believes that the school bus market is comparable in size to the motorhome market. This makes it an important market in terms of diversification for the Company.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 15, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 1999, cash provided by operating activities was approximately $3.5 million which was a $14.5 million improvement over the $11.0 million of cash used in operating activities for the year ended December 31, 1998. The Company's working capital decreased by $3.3 million from $45.2 million in 1998 to $41.9 million in 1999. See the "Consolidated Statement of Cash Flows" contained in this Form 10-K for further information regarding the slight decrease in cash and cash equivalents, from $37,645 as of December 31, 1998 to $35,797 as of December 31, 1999. See "Selected Financial Data" for a five-year comparison of working capital.

Shareholders' equity decreased approximately $2.0 million to $43.1 million as of December 31, 1999. This change primarily is the result of net loss of $1.4 million, dividends of $0.9 million paid on June 30, 1999, $1.0 million to acquire 264,100 shares of the Company's common stock and a $1.4 million increase related to the effect of the minority interest in shareholders' deficit of Carpenter. See the "Consolidated Statements of Shareholders' Equity" contained in this Form 10-K for further information regarding the changes in shareholders' equity.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. The Company also has a $5.0 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 1999 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1.0 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 1999, was 8.5%) and has an expiration date of June 2000. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4.0 million at December 31, 1999. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2000. This line of credit is secured by accounts receivable, inventory and equipment. There were borrowings of $35,000 on this line at December 31, 1999. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at December 31, 1999. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Year 2000 Readiness Disclosure

As of the filing date of this Annual Report on Form 10-K, the Company has not experienced any Year 2000 issues arising form its systems or those of its material vendors and suppliers. If there are ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to the third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date.

The Company has not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs have consisted primarily of personnel expense for employees who have had only a portion of their time dedicated to the Year 2000 remediation effort. It has been the Company's policy to expense these costs as incurred. These costs have been funded through operating cash flows.

In light of the Company's efforts, the Year 2000 issue has had no material adverse effect to date on the business or results of operations of the Company, and is not expected to have a material impact on the Company's financial condition. However, there can be no assurance that the Company or any third parties will not have ongoing Year 2000 issues that may have a material adverse effect on the Company's business, operating results and financial condition in the future.

Forward-Looking Statements

This Form 10-K contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:
•	Changes in existing products liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active, for example, laws regulating the design or manufacture of emergency vehicles or regulations issued by the National Fire Protection Association; in either case, our profitability could be injured due to a industry-wide market decline or due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

•	Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

•	Changes in economic conditions, including changes in interest rates, financial market performance and the industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

•	Factors that impact our attempts to expand internationally, such as the introduction of trade barriers in the United States or abroad.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-K. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

Item 8.    Financial Statements and Supplementary Data.
	December 31,
	1999	1998
ASSETS
Current assets:
Cash and cash equivalents	$35,797	$37,645
Investment securities	--	500,000
Accounts receivable, less allowance for doubtful accounts of $2,491,000 in
1999 and $2,600,000 in 1998	37,765,807	43,110,400
Inventories	47,111,727	47,244,529
Deferred tax benefit	3,487,305	2,165,250
Federal taxes receivable	1,427,945	--
Other current assets	1,106,105	1,042,762
Total current assets	90,934,686	94,100,586

Property, plant and equipment, net	22,568,177	23,420,603
Goodwill, net of accumulated amortization of $1,001,000 in 1999 and
$478,000 in 1998	7,462,995	7,315,035
Other assets	1,731,885	1,080,253
Total assets	$122,697,743	$125,916,477

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$25,115,388	$23,969,302
Notes payable	6,290,131	7,134,297
Other current liabilities and accrued expenses	4,881,179	5,184,466
Accrued warranty	3,645,363	3,888,364
Accrued customer rebates	629,311	563,152
Taxes on income	--	1,446,432
Accrued compensation and related taxes	1,809,332	1,327,923
Accrued vacation	1,348,941	1,253,460
Deposits from customers	3,761,249	3,133,676
Current portion of long-term debt	1,587,201	991,251
Total current liabilities	49,068,095	48,892,323

Accounts payable, long-term	1,631,904	1,655,607
Long-term debt, less current portion	27,476,993	27,641,888
Notes payable to related parties	1,342,310	2,593,874

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized, issued
12,273,977 shares and 12,536,891 shares as of December 31, 1999
and 1998, respectively	122,740	125,369
Additional paid in capital	23,645,151	24,152,744
Retained earnings, net of effect of minority interest in shareholders' deficit of
subsidiary at acquisition of ($4,828,324) in 1999 and ($6,207,000) in 1998	19,410,550	20,883,094
Accumulated other comprehensive loss	--	(28,422)
Total shareholders' equity	43,178,441	45,132,785
Total liabilities and shareholders' equity	$122,697,743	$125,916,477

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	1999	1998	1997

Sales	$306,156,166	$255,338,279	$178,641,415
Cost of products sold	268,141,953	217,978,731	155,290,918
Gross profit	38,014,213	37,359,548	23,350,497

Operating expenses
Research and development	7,008,371	5,516,899	4,692,527
Selling, general and administrative	26,927,863	19,147,861	15,801,265
Operating income	4,077,979	12,694,788	2,856,705

Other income / (expense)
Interest expense	(2,737,773)	(1,214,720)	(846,600)
Interest and other income	343,660	300,014	899,314

Earnings before equity in loss of affiliate and taxes on
income	1,683,866	11,780,082	2,909,419

Equity in loss of affiliate	--	4,059,085	15,403,616

Earnings (loss) before taxes on income	1,683,866	7,720,997	(12,494,197)

Taxes on income	3,075,000	4,236,000	630,000

Net (loss) earnings	$(1,391,134)	$3,484,997	$(13,124,197)

Basic and diluted net (loss) earnings per share	$(0.11)	$0.28	$(1.06)

Basic weighted average common shares outstanding	12,483,000	12,507,000	12,381,000

Diluted weighted average common shares
outstanding	12,483,000	12,536,000	12,381,000

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Valuation Allowance	Total

Balance at January 1, 1997	12,354,072	$123,541	$21,065,942	$40,195,117	$20,020	$61,404,620

Purchase and constructive retirement of stock	(308,100)	(3,081)	(523,531)	(1,525,095)		(2,051,707)
Stock options exercised	36,650	367	229,416			229,783
Shares issued in acquisition of subsidiary	253,338	2,533	1,929,138			1,931,671
Dividends paid ($0.07 per share)				(862,349)		(862,349)
Comprehensive loss:
Net loss				(13,124,197)		(13,124,197)
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $10,300)					(38,099)	(38,099)
Total comprehensive loss						(13,162,296)
Balance at December 31, 1997	12,335,960	123,360	22,700,965	24,683,476	(18,079)	47,489,722

Purchase and constructive retirement of stock	(51,600)	(516)	(94,785)	(198,434)		(293,735)
Stock options exercised	12,400	124	63,141			63,265
Shares issued in acquisition of subsidiary	240,131	2,401	1,483,423			1,485,824
Dividends paid ($0.07 per share)				(879,655)		(879,655)
Minority interest in shareholders' deficit of subsidiary at acquisition				(6,207,290)		(6,207,290)
Comprehensive income:
Net earnings				3,484,997		3,484,997
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $6,000)					(10,343)	(10,343)
Total comprehensive income						3,474,654
Balance at December 31, 1998	12,536,891	125,369	24,152,744	20,883,094	(28,422)	45,132,785

Purchase and constructive retirement of stock	(264,100)	(2,641)	(509,714)	(582,946)		(1,095,301)
Stock options exercised	4,700	47	8,961			9,008
Shares issued in purchase price
adjustment related to acquisition of subsidiary	39,149	392	248,711			249,103
Minority funding of shareholders' deficit of subsidiary				750,000		750,000
Dividends paid ($0.07 per share)				(877,430)		(877,430)
Assets sold in exchange for stock	(42,663)	(427)	(255,551)			(255,978)
Conversion of non-voting shares of stock of subsidiary to voting shares				628,966		628,966
Comprehensive loss:
Net loss				(1,391,134)		(1,391,134)
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $16,400)					28,422	28,422
Total comprehensive loss						(1,362,712)
Balance at December 31, 1999	12,273,977	$122,740	$23,645,151	$19,410,550	$0	43,178,441

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	1999	1998	1997
Cash Flows From Operating Activities:
Net earnings (loss)	$(1,391,134)	$3,484,997	$(13,124,197)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	3,879,525	2,552,411	1,879,071
Loss on disposal of assets and investment securities	(408,428)	(73,742)	(13,922)
Fixed asset impairment	--	1,141,020	--
Equity in net loss of affiliate	--	4,059,085	15,403,616
Decrease (increase) in assets net of effects of acquisition of subsidiaries:
Accounts receivable	5,344,593	(15,060,510)	2,320,924
Inventories	(1,651,349)	(9,267,705)	3,366,899
Deferred tax benefit	(1,338,438)	908,720	(1,333,786)
Federal taxes receivable	(1,427,945)	513,379	411,621
Other assets	(623,872)	6,742	1,009,428
Increase (decrease) in liabilities net of effects of acquisition of subsidiaries:
Accounts payable	1,122,383	5,673,457	2,761,539
Other current liabilities and accrued expenses	194,919	(3,415,116)	(953,161)
Accrued warranty	52,289	(389,930)	1,005,793
Accrued customer rebates	66,159	(132,215)	201,063
Taxes on income	(1,446,432)	(261,658)	1,564,496
Accrued vacation	95,481	387,318	8,668
Accrued compensation and related taxes	481,409	(574,449)	(70,183)
Deposits from customers	582,573	(509,830)	705,390
Total Adjustments	4,922,867	(14,443,023)	28,267,456
Net Cash Provided By (Used In) Operating Activities	3,531,733	(10,958,026)	15,143,259
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(2,290,839)	(1,044,333)	(1,626,900)
Proceeds of sale of property, plant and equipment	54,764	171,724	21,589
Purchases of investment securities	--	(364,976)	(2,685,732)
Proceeds from sales of investment securities	500,000	2,731,869	8,691,833
Investment in affiliate	--	(3,132,500)	(15,283,000)
Minority interest contributions	750,000	2,584,627	--
Proceeds from sale of assets	1,329,995	--	--
Acquisition of subsidiares, net of cash received	(249,103)	(1,655,043)	(4,243,728)
Net Cash Provided By (Used In) Investing Activities	94,817	(708,632)	(15,125,938)
Cash Flows From Financing Activities:
Proceeds from notes payable	--	255,000	--
Payments on notes payable	(2,095,730)	(291,177)	--
Proceeds from long-term debt	1,395,712	12,646,215	18,188,785
Payments on long-term debt	(964,657)	(4,608,048)	(15,621,396)
Net proceeds from exercise of stock options	9,008	63,265	229,783
Purchase of treasury stock	(1,095,301)	(293,735)	(2,051,707)
Payment of dividends	(877,430)	(879,655)	(862,349)
Net Cash Provided By (Used In) Financing Activities	(3,628,398)	6,891,865	(116,884)
Net Decrease in Cash and Cash Equivalents	(1,848)	(4,774,793)	(99,563)
Cash and Cash Equivalents at Beginning of Year	37,645	4,812,438	4,912,001
Cash and Cash Equivalents at End of Year	$35,797	$37,645	$4,812,438

Supplemental disclosures: Cash paid for interest was $3,134,600, $994,500 and $789,900 for 1999, 1998 and 1997, respectively. Cash paid for income taxes was $6,698,000, $1,472,000 and $1,488,000 for 1999, 1998 and 1997, respectively. Supplemental disclosures of non-cash activities: See Note 13 for detail of non-cash assets and liabilities related to acquisition of subsidiaries.

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the "Company") is an international engineer and manufacturer of custom motor vehicle chassis and bodies. The Company's principal chassis markets are fire trucks, motorhomes, school buses, transit buses and specialty vehicles. The Company has four additional subsidiaries included in its consolidated financial statements that are manufacturers of bodies for various markets including fire trucks, ambulances and school buses.

Revenue Recognition. The Company's method of accounting for the recognition of revenue is to recognize revenue on production when the product has been completed, tested and tendered for delivery.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries: Spartan Motors Chassis, Inc., Spartan Motors Foreign Sales Corporation, Inc, Quality Manufacturing, Inc., Luverne Fire Apparatus Co., Ltd. and Road Rescue, Inc. ("Road Rescue") (see Note 13). Carpenter Industries, Inc. ("Carpenter") is a 57.6% owned subsidiary that has been consolidated since October 23, 1998 (see Note 13). Before this date, Carpenter was accounted for on the equity method. All material inter-company transactions have been eliminated.

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

Inventories are stated at the lower of cost or market. Cost for approximately 58.2% (59.1% in 1998) of inventories is determined using the last-in, first-out (LIFO) cost method. Cost for the remaining inventory is determined using the lower of first-in, first-out (FIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings Per Share. Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shares outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period calculated. The effect of dilutive stock options was 29,000 shares at December 31, 1998. The exercise of 21,000 and 37,000 stock options at December 31, 1999 and 1997, respectively, was not assumed since their effect would be antidilutive as a result of the net loss in each year.

Concentrations of Credit Risk. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Except for the losses attributable to the Company's primary bus customer, discussed in Note 15, such losses consistently have been within management's expectations. Two customers represented approximately 25% and 19% of the Company's trade accounts receivable at December 31, 1999 and 1998, respectively.

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

New Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Statement No. 133 requires the Company to record all derivatives on the balance sheet at fair value. Changes in the fair value of derivatives that do not meet the criteria to be treated as a hedge under Statement No. 133 are to be included in earnings. For derivatives that do meet the hedge criteria, changes in the fair value are to offset changes in the fair value of the items being hedged. The Company is required to adopt Statement No. 133 beginning in the first quarter of 2001. The Company has not determined what effect Statement No. 133 will have on the Company's future consolidated results of operations or financial position when adopted.

NOTE 2 - INVESTMENT SECURITIES

The Company held no investment securities at December 31, 1999. A summary of the Company's investment securities portfolio at December 31, 1998 is presented in the table below.
	December 31, 1998
		Gross Unrealized
	Cost	Gain	(Loss)	Estimated Fair Value

Municipal bonds	$544,805	$--	$(44,805)	$500,000

Total	$544,805	$--	$(44,805)	$500,000

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - INVESTMENT SECURITIES (Continued)

The Company computes gains and losses on dispositions of investment securities using the specific identification method. Gains of approximately $0, $6,000 and $48,000, and losses of approximately $45,000, $16,000 and $64,000 were realized from sales of investment debt securities during 1999, 1998 and 1997, respectively.

The Company recognized investment income from investment securities of approximately $1,000, $158,000 and $354,000 during 1999, 1998 and 1997, respectively.

NOTE 3 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	1999	1998

Finished goods	$9,148,018	$4,688,880
Raw materials and purchased components	36,026,149	38,477,149
Work in process	6,479,813	5,698,500
Obsolescence reserve	(4,542,253)	(1,620,000)

Total	$47,111,727	$47,244,529

For 1999 and 1998, inventory valued at LIFO was approximately the same as inventory valued using the FIFO method.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:
	December 31,
	1999	1998

Land and improvements	$2,210,226	$2,180,967
Buildings and improvements	17,151,781	16,781,206
Plant machinery and equipment	11,373,117	11,202,700
Furniture and fixtures	6,513,570	6,225,112
Vehicles	1,182,768	1,034,013
Construction in process	254,632	--

Total	38,686,094	37,423,998
Less accumulated depreciation	16,117,917	14,003,395

Net Property, Plant and Equipment	$22,568,177	$23,420,603

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 1999, 1998 and 1997 was $987,000, $1,067,000 and $352,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $834,000 in 2000; $782,000 in 2001; $695,000 in 2002; $648,000 in 2003; $179,000 in 2004; and $505,000 thereafter.

NOTE 6 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:
	Year Ended December 31,
	1999	1998	1997
Current:
Federal	$3,747,000	$3,005,000	$2,053,000
State	666,000	323,000	(23,000)
Total current	4,413,000	3,328,000	2,030,000
Deferred:
Federal	(1,253,000)	852,000	(1,297,000)
State	(85,000)	56,000	(103,000)
Total deferred	(1,338,000)	908,000	(1,400,000)

Total Provision For Income Taxes	$3,075,000	$4,236,000	$630,000

Differences between the expected income tax expense, derived from applying the federal statutory income tax rate to earnings (loss) before taxes on income, and the actual tax expenses are as follows:
	Year Ended December 31,
	1999		1998		1997
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$573,000	34.00%	$2,625,000	34.00%	$(4,248,000)	(34.00)%
Increase (decrease) in income taxes
resulting from:
Carpenter loss not deductible on
consolidated tax return	2,812,000	167.00	--	--	--	--
Valuation for equity in loss of affiliate	--	--	1,380,000	17.87	5,237,000	41.92
Foreign Sales Corporation	(17,000)	(1.01)	(119,000)	(1.54)	(37,000)	(0.30)
Nondeductible expenses	43,000	2.55	41,000	0.53	33,000	0.26
State tax expense	326,000	19.36	302,000	3.91	(158,000)	(1.26)
Reversal of prior year tax accruals	(607,000)	(36.05)	--	--	--	--
Municipal income	--	--	(21,000)	(0.27)	(121,000)	(0.97)
Other	(55,000)	(3.23)	28,000	0.36	(76,000)	(0.61)
Total	$3,075,000	182.62%	$4,236,000	54.86%	$630,000	5.04%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - TAXES ON INCOME (Continued)

          Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	1999	1998
Current Asset (Liability):
Additional capitalized inventory costs	$125,000	$124,000
Vacation accrual	412,000	268,000
Warranty reserve	1,217,000	1,215,000
Inventory allowance	1,508,000	389,000
Allowance for doubtful accounts	208,000	221,000
Charitable contribution carryover	225,000	--
Other	(207,695)	(51,750)

Total	$3,487,305	$2,165,250

The Company's 57.6% owned subsidiary, Carpenter, is not included in the consolidated tax return. At December 31, 1999, Carpenter had current deferred income tax assets of $1.4 million, and noncurrent deferred income tax assets of $20.3 million related to a net operating loss carryforward and $6.0 million related to goodwill. The deferred tax assets have been offset entirely with valuation allowances. However, if Carpenter generates sufficient taxable income and certain other provisions are met in the future, taxable income will be offset by approximately $7.4 million in net deductible deferred tax assets and approximately $48.6 million in net operating loss carryforwards which expire through the year 2019.

NOTE 7 - DEBT
	December 31,
	1999	1998
Long-term debt consists of the following:
Revolving note payable to bank, with interest payable monthly at 70 basis points above the LIBOR rate, which was 6.65% at December 31, 1999, due December 2002, secured by the Company's assets	$18,600,000	$22,250,000
Term note payable to bank, with interest payable monthly at 70 basis points above the LIBOR rate, which was 6.65% at December 31, 1999, due December 2002, secured by the Company's assets	5,000,000	--
Note payable to Pullman Bank and Trust Company, which requires monthly installments of $9,675, including interest at 9.75% and a final payment of $99,416 on January 1, 2003; secured by 12 school buses and all lease income from these buses	367,995	444,135
Note payable to Newcourt Financial USA, Inc., which requires monthly installments of $100,120 including interest at 9.25%; due April 2, 2002; secured by equipment	2,336,723	3,323,222
Note payable to the City of Richmond; interest is payable monthly at 4.5% for 120 months with principal due in balloon payment November 12, 2006; secured by first mortgage on a subsidiary's manufacturing facility	2,684,804	2,500,000
Other	74,672	115,782
Subtotal	29,064,194	28,633,139
Less current portion of long-term debt	1,587,201	991,251
Total	$27,476,993	$27,641,888

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - DEBT (Continued)

The aggregate amounts of maturities on long-term debt for the subsequent four years are as follows: $2,140,932 in 2001; $22,651,257 in 2002; $0 in 2003; and $0 in 2004.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. The Company also has a $5.0 million term note. Under the terms of the credit agreement for the line of credit and term note, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 1999 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1.0 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 1999, was 8.5%) and has an expiration date of June 2000. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4.0 million at December 31, 1999. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2000. This line of credit is secured by accounts receivable, inventory and equipment. There were borrowings of $35,000 on this line at December 31, 1999. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on this line at December 31, 1999. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

The remaining short-term note payable relates to Carpenter and $2.2 million is outstanding at December 31, 1999. This note permits borrowings secured by bus units, as well as chassis purchased from various dealers. During 1998, Carpenter changed its policy and no longer funds units using this note. Advances under this note are due and payable the earlier of: (a) receipt of proceeds from the sale by Carpenter; or (b) 360 days after the date of the loan. Carpenter pays monthly interest payments on all units financed at the prime rate plus 1.5%.

Notes payable to related parties consist of mortgage notes payable to two entities associated with Carpenter; one is a former owner and the other is a current owner of 42.4% of the voting stock. Interest on this note is payable monthly at prime plus 1%. The note is due December 2001 and is secured by a second mortgage on Carpenter's manufacturing facility in Richmond, Indiana.

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two customers classified as major customers in 1999, 1998 and 1997:
	1999		1998		1997
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

A	$58,584,000	$6,191,000	$62,800,000	$4,960,000	$46,800,000	$6,900,000
B	65,664,000	3,237,000	40,570,000	3,350,000	30,900,000	2,188,000

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Chassis Group employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $325,000 in 1999 and $300,000 each for 1998 and 1997. The Company's policy is to fund plan costs accrued. Carpenter sponsors a defined contribution profit-sharing plan with 401(k) provisions for all employees of Carpenter who have met certain requirements for participation. Carpenter may make discretionary contributions to the plan as determined by its Board of Directors. Carpenter did not make contributions to the plan for the years ended December 31, 1999 and 1998.

NOTE 10 - STOCK OPTIONS

The Company has incentive stock option plans covering certain employees. Shares reserved for options under these plans total 4,100,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

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

Activity for the years ended December 31, 1999, 1998 and 1997 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 1997	$1.55 - $15.95	$10.12	1,506,405

Options granted	$6.13 - $13.25	$7.65	435,935
Options exercised	$6.75 - $12.67	$12.01	(36,650)
Options expired	$1.73 - $14.50	$10.18	(140,370)

Balance at December 31, 1997	$1.55 - $15.95	$9.50	1,765,320

Options granted	$5.19 - $7.25	$6.21	520,395
Options exercised	$1.73 - $12.67	$5.17	(12,400)
Options expired	$1.55 - $15.95	$9.60	(120,175)

Balance at December 31, 1998	$1.73 - $14.58	$8.74	2,153,140

Options granted	$5.75 - $6.19	$5.75	526,015
Options exercised	$1.73 - $6.19	$1.92	(4,700)
Options expired	$1.73 - $14.58	$8.50	(162,430)

Balance at December 31, 1999	$1.73 - $14.58	$8.16	2,512,025

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK OPTIONS (Continued)

The following table summarizes information regarding stock options outstanding at December 31, 1999 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/99	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/99	Weighted- Average Exercise Price

$1.73 - $1.73	16,875	1.0	$1.73	16,875	$1.73
$5.19 - $7.75	1,693,410	8.1	$6.48	1,688,635	$6.48
$8.80 - $12.67	454,445	4.1	$10.45	454,445	$10.45
$13.25 - $14.58	347,295	4.5	$13.79	347,295	$13.79
$1.73 - $14.58	2,512,025	6.8	$8.17	2,507,250	$8.18

The estimated fair value of options granted was $2.61 per share in 1999, $2.52 per share in 1998 and $6.02 per share in 1997.

The Company follows APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation for these plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 1999, 1998 and 1997, would have been reduced to the pro forma amounts indicated below.
	1999	1998	1997
Net earnings (loss)
As reported	$(1,391,134)	$3,484,997	$(13,124,197)
Pro forma	(2,762,098)	2,210,975	(13,213,278)

Net earnings (loss) per share
As reported	$(0.11)	$0.28	$(1.06)
Pro forma	(0.22)	0.18	(1.07)

The fair market value of options granted under the Company's stock option plans during 1999, 1998 and 1997 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield; expected volatility of 41.8%; risk free interest rate of 5.73%; and expected lives of five years.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. At December 31, 1999, the Company had outstanding letters of credit totaling $0.2 million.

At December 31, 1999, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their business. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company has repurchase agreements with lending institutions, which have provided floor plan financing to OEMs. These agreements provide for the repurchase of products from the lending institution in the event of the OEMs default. The total contingent liability on December 31, 1999 was approximately $21.0 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or operating results.

In 1998, one of the Company's subsidiaries sold approximately 100 units to a newly formed not-for-profit entity. To assist in financing for this transaction, the subsidiary agreed to provide repurchase support to the various financing companies who provided lease financing to the not-for-profit entity. Total repurchase obligations related to these transactions are approximately $2.5 million.

NOTE 12 - PURCHASE OF TREASURY STOCK

On July 11, 1995, the Board of Directors authorized management to repurchase up to 1,000,000 shares of its common stock in the open market, which the Board increased to 2,000,000 shares on November 9, 1999. Repurchase of the common stock is contingent upon market conditions. No expiration date was set for the completion of the repurchase program. During 1995 the Company repurchased 200,000 shares at an average market price of approximately $9.13 to $9.50 per share. During 1996 the Company repurchased 300,000 shares at an average market price of approximately $8.51 per share. During 1997 the Company repurchased 308,100 shares at an average market price of approximately $6.66 per share. During 1998 the Company repurchased 51,600 shares at an average market price of approximately $5.69 per share. During 1999 the Company repurchased 264,100 shares at an average market price of approximately $4.15 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act applicable to all Michigan corporations.

NOTE 13 - ACQUISITIONS

On January 7, 1998, the Company purchased all of the outstanding stock of Road Rescue, a manufacturer of emergency vehicles, for $3.3 million consisting of $1.8 million in cash with the balance funded through the issuance of 240,131 shares of the Company's common stock. The excess of purchase price over the estimated fair value of the assets acquired, approximately $2.4 million, has been recorded as goodwill. In accordance with a condition included in the 1998 purchase agreement related to Road Rescue, a purchase price adjustment resulted in an additional cost of $0.5 million during 1998, including 39,149 additional shares of stock that were issued in January 1999. The purchase price adjustment for this transaction was recorded at December 31, 1998 to reflect an increase in goodwill.

On October 23, 1998, the Company acquired additional shares of Carpenter's voting common stock for $1.00, increasing the Company's ownership percentage from 33.3% to 49.9%. Purchase accounting for this transaction resulted in the recording of $1.5 million of goodwill and a $6.2 million debit to retained earnings representing the minority interest in Carpenter's shareholders' deficit. In addition, the Company acquired 95.5% of Carpenter's non-voting common stock in exchange for $3.08 million in cash and $5.08 million in credit support. The non-voting stock converted into voting stock on a one-to-one basis in November 1999, which resulted in the Company owning 57.6% of Carpenter. Purchase accounting for this transaction resulted in the recording of $0.6 million of goodwill and a credit to retained earnings representing a reduction in the minority interest in Carpenter's shareholders' equity. The Company will continue to record 100% of Carpenter's operating results until Carpenter's shareholders' equity is no longer in a deficit position. The recapitalization agreement related to Carpenter continues to give the minority shareholders the opportunity to, if certain conditions exist, exercise an option at January 2002 to require the Company to purchase their shares of Carpenter. This option would be exercisable for five years with a purchase price based on the greater of fair value, as defined, or a multiple of pre-tax earnings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - ACQUISITIONS (Continued)

The following unaudited pro forma results of operations for the 12 months ended December 31, 1998, assume the above acquisitions occurred at the beginning of 1998. These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been in effect on the dates indicated, or of the results which may occur in the future.
For the year ended December 31,
1998

Net sales	$298,813,000
Net earnings (loss)	(12,957,000)
Basic and diluted earnings (loss) per share	$(1.04)

NOTE 14 - BUSINESS SEGMENTS

The Company segregates its operations into three reportable business segments: Chassis; EVTeam; and Carpenter. The Chassis segment is an international engineer and manufacturer of custom motor vehicle chassis. The segment's principal markets are fire truck, motorhome, school bus, transit bus and specialty vehicle chassis. The Company's EVTeam consists of its three subsidiaries that are manufacturers of emergency vehicle bodies. The Company's Carpenter segment manufactures school buses.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment is as follows (amounts in thousands):
Year Ended December 31, 1999
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net sales	$241,935	$55,109	$21,518	$--	$(12,406)	$306,156
Interest expense	1,067	569	1,288	--	(186)	2,738
Depreciation and
amortization expense	1,348	365	1,327	840	--	3,880
Income tax expense	3,435	560	15	--	(935)	3,075
Segment earnings	6,218	894	(8,284)	(840)	621	(1,391)
Segment assets	69,119	28,595	21,700	7,463	(4,179)	122,698

Year Ended December 31, 1998
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net sales	$207,234	$51,911	$3,700	$--	$(7,507)	$255,338
Interest expense	1,008	304	119	--	(216)	1,215
Depreciation and
amortization expense	1,643	279	177	453	--	2,552
Equity in loss of affiliate	--	--	--	--	4,059	4,059
Income tax expense	3,942	294	--	--	--	4,236
Segment earnings	4,333	514	228	(453)	(1,137)	3,485
Segment assets	74,980	19,877	25,239	7,315	(1,495)	125,916

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - BUSINESS SEGMENTS (Continued)

Year Ended December 31, 1997
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net sales	$169,369	$12,481	--	$--	$(3,209)	$178,641
Interest expense	814	33	--	--	--	847
Depreciation and
amortization expense	1,762	40	--	77	--	1,879
Equity in loss of affiliate	--	--	--	--	15,404	15,404
Income tax expense	508	122	--	--	--	630
Segment earnings	(12,855)	282	--	(77)	(474)	(13,124)
Segment assets	75,998	11,184	--	3,378	(9,314)	81,246

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 1999 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$75,741,895	$75,374,199	$83,531,146	$71,852,586
Expenses	72,749,436	73,228,808	81,049,617	77,788,099
Earnings before taxes on income	2,992,459	2,145,391	2,481,529	(5,935,513)
Taxes on income	1,547,406	1,142,834	1,552,961	(1,168,201)
Net earnings (loss)	$1,445,053	$1,002,557	$928,568	$(4,767,312)

Basic and diluted net
earnings (loss) per share	$0.12	$0.08	$0.07	$(0.38)

In the fourth quarter of 1999, the Company's primary bus customer filed bankruptcy resulting in a write-off of accounts receivable and inventory of $6.0 million. In addition, the Company also made a reversal of prior year tax accruals for $0.6 million in the fourth quarter of 1999.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Summarized quarterly financial data for the year ended December 31, 1998 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Revenues	$59,450,205	$55,705,697	$69,857,050	$70,624,341
Expenses	56,225,089	54,136,724	66,056,176	67,440,222
Earnings before equity in loss of
affiliate and taxes on income	3,225,116	1,568,973	3,800,874	3,184,119
Equity in loss of affiliate	1,250,000	1,521,000	332,500	955,585
Taxes on income	1,036,879	502,109	1,409,897	1,287,115
Net earnings (loss)	$938,237	$(454,136)	$2,058,477	$941,419

Basic and diluted net
earnings (loss) per share	$0.08	$(0.04)	$0.16	$0.08

In the fourth quarter of 1998, in conjunction with the restart of production, Carpenter decreased its obsolescence reserve by $2.6 million.

[Logo] Ernst & Young	•	Ernst & Young LLP Suite 1000 171 Monroe Avenue, NW Grand Rapids, Michigan 49503	•	Phone: (616) 774-0710 Fax: (616) 774-0190 www.ey.com
		Suite 910 Old Kent Bank Building 136 East Michigan Avenue Kalamazoo, Michigan 49007		Phone: (616) 774-0710 Fax: (616) 349-2004 www.ey.com

Report of Independent Auditors

Board or Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the Company) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the 1998 financial statements of Carpenter Industries, Inc. (Carpenter), a subsidiary of the Company, that was accounted for on the equity method through October 23, 1998 and the consolidation method thereafter. Such statements reflect total assets of $25.2 million as of December 31, 1998, and total revenues of $47.2 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our 1998 opinion, insofar as it relates to data included for Carpenter, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the 1998 report of the other auditors provide a reasonable basis for our opinion.

The report of the other auditors on the 1998 financial statements of Carpenter is qualified with respect to Carpenter's ability to continue as a going concern. In our opinion, this matter is not material in relation to the consolidated financial statements of Spartan Motors, Inc. and subsidiaries.

In our opinion, based on our audits and the 1998 report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 11, 2000

Ernst & Young LLP is a member of Ernst & Young International, Ltd.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure required.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

The information regarding directors of the Company contained under the captions "Board of Directors," "Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2000, is here incorporated by reference.

Item 11.    Executive Compensation.

The information contained under the captions "Compensation of Directors," "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2000, is here incorporated by reference.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

The information contained under the captions "Voting Securities," "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2000, is here incorporated by reference.

Item 13.    Certain Relationships and Related Transactions.

The information contained under the caption "Certain Relationships and Related Transactions" in the definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2000, is here incorporated by reference.

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 14(a)(1).    List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

Consolidated Balance Sheets as of December 31, 1999 and December 31, 1998

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 1999, December 31, 1998 and December 31, 1997

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 1999, December 31, 1998 and December 31, 1997

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 1999, December 31, 1998 and December 31, 1997

Notes to Consolidated Financial Statements as of December 31, 1999

Report of Ernst & Young LLP

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

Schedule--Report of Birk Gross Bell & Coulter, P.C. dated February 10, 1999

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

10.6	Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.7	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998. Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999, and incorporated herein by reference.

21	Subsidiaries of Registrant. Previously filed as an Exhibit to the Company's Form 10-K Annual Report for the period ended December 31, 1998, and incorporated here by reference.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Birk Gross Bell & Coulter, P.C.

23.3	Consent of Deloitte & Touche LLP.

27	Financial Data Schedule.

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
March 3, 2000	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 3, 2000	By /s/ George W. Sztykiel George W. Sztykiel, Director (Principal Executive Officer)

March 3, 2000	By /s/ John E. Sztykiel John E. Sztykiel, Director (Principal Operating Officer)

March 3, 2000	By /s/ Richard J. Schalter Richard J. Schalter, Director (Principal Accounting and Financial Officer)

March 3, 2000	By /s/ William F. Foster William F. Foster, Director

March 3, 2000	By /s/ Anthony G. Sommer Anthony G. Sommer, Director

March 3, 2000	By /s/ George Tesseris George Tesseris, Director

March 3, 2000	By /s/ Charles E. Nihart Charles E. Nihart, Director

March 3, 2000	By /s/ David R. Wilson David R. Wilson, Director

March 3, 2000	By /s/ James C. Penman James C. Penman, Director

EXHIBIT INDEX
Exhibit Number	Document

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

-i-

10.5

Contribution Agreement between Carpenter Industries LLC and Carpenter Industries, Inc. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.6	Carpenter Industries, Inc. Registration Rights Agreement. Previously filed as an Exhibit to the Company's Form 8-K Current Report filed on January 21, 1997, and incorporated herein by reference.

10.7	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998. Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999, and incorporated herein by reference.

21	Subsidiaries of Registrant. Previously filed as an Exhibit to the Company's Form 10-K Annual Report for the period ended December 31, 1998, and incorporated here by reference.

23.1	Consent of Ernst & Young LLP.

23.2	Consent of Birk Gross Bell & Coulter, P.C.

23.3	Consent of Deloitte & Touche LLP.

27	Financial Data Schedule.

_________________________

*Management contract or compensatory plan or arrangement.

-ii-

APPENDIX A
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Years ended December 31, 1999, 1998 and 1997
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Addition Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Period

Year ended December 31, 1999:

Allowance for doubtful accounts	$2,599,836	$3,939,347	$--	$4,048,077	$2,491,106

Year ended December 31, 1998:

Allowance for doubtful accounts	$924,064	$251,189	$2,133,639	$709,056	$2,599,836

Year ended December 31, 1997:

Allowance for doubtful accounts	$629,000	$509,691	$1,326	$215,953	$924,064

A-1

SCHEDULE

Deloitte & Touche LLP	_________________________	_____________________
[Logo]	Suite 800 One Michigan Avenue 120 North Washington Square Lansing, Michigan 48933-1681	Telephone: (517) 487-2251 Facsimile: (517) 487-0404

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of Spartan Motors, Inc. (the "Company") for the year ended December 31, 1997. Our audit also included the financial statement schedule for the year ended December 31, 1997, listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits. We did not audit the financial statements of Carpenter Industries, Inc. ("Carpenter"), the Company's investment in which is accounted for by the equity method. The Company's equity of $15,403,616 in Carpenter's net loss for the year ended December 31, 1997 is included in the accompanying financial statements. The financial statements of Carpenter were audited by other auditors whose report (which includes an explanatory paragraph describing matters that raised substantial doubt about Carpenter's ability to continue as a going concern) has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Spartan Motors, Inc. and subsidiaries as of December 31, 1997, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
March 17, 1998
Lansing, Michigan

_______________
Deloitte Touche
Tohmatsu
International

A-2

SCHEDULE

          Birk Gross Bell & Coulter, P.C.
                          CERTIFIED PUBLIC ACCOUNTANTS / BUSINESS CONSULTANTS

Bradley S. Bell, CPA Jeffrey W. Birk, CPA Jeffrey L. Coulter, CPA	Steven A. Eichenberger, CPA Howard I. Gross, CPA, CFP, ABV Howard I. Gross, CPA, CFP, ABV	10 W. MARKET, 2300 MARKET TOWER • INDIANAPOLIS, IN 46204 • 317-633-4700 300 S. MADISON, SUITE 410 • GREENWOOD, IN 46142 • 317-887-4072 FAX • 317-638-5217

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

February 19, 1999
Indianapolis, Indiana

A-3