Form 10-Q
period 2000-03-31
SPARTAN MOTORS INC
filed 2000-05-15
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000	Commission File Number 0-13611

SPARTAN MOTORS, INC. (Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                         No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 8, 2000

Common stock, $.01 par value	11,789,077 shares

SPARTAN MOTORS, INC.

INDEX

Page
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - March 31, 2000 (Unaudited) and December 31, 1999	3

Condensed Consolidated Statements of Operations - Three Months Ended March 31, 2000 and 1999 (Unaudited)	5

Condensed Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2000 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2000 and 1999 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements	9

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2000	December 31, 1999
	(Unaudited)
ASSETS

Current Assets
Cash and cash equivalents	$812,508	$35,797
Accounts receivable, less allowance for doubtful accounts
of $2,612,000 in 2000 and $2,491,000 in 1999	44,156,032	37,765,807
Inventories (Note 4)	44,400,609	47,111,727
Deferred tax benefit	3,487,305	3,487,305
Federal taxes receivable	--	1,427,945
Other current assets	1,321,481	1,106,105
Total Current Assets	94,177,935	90,934,686

Property, Plant, and Equipment, net	22,288,938	22,568,177

Goodwill, net of accumulated amortization of $1,142,000 in
2000 and $1,001,000 in 1999, respectively	7,321,884	7,462,995
Other Assets	1,453,133	1,731,885

Total Assets	$125,241,890	$122,697,743

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
	March 31, 2000	December 31, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities
Accounts payable	$27,144,768	$25,115,388
Notes payable	9,081,745	6,290,131
Other current liabilities and accrued expenses	4,041,237	4,881,179
Accrued warranty	3,585,457	3,645,363
Accrued customer rebates	626,615	629,311
Taxes on income	116,431	--
Accrued compensation and related taxes	1,600,378	1,809,332
Accrued vacation	1,498,066	1,348,941
Deposits from customers	4,593,620	3,761,249
Current portion of long-term debt	1,247,389	1,587,201
Total Current Liabilities	53,535,706	49,068,095

Accounts Payable, long-term	1,637,478	1,631,904
Long-Term Debt	24,572,571	27,476,993
Notes Payable to Related Parties	1,342,310	1,342,310

Shareholders' Equity:
Preferred Stock, no par value: 2,000,000 shares authorized
(none issued)	--	--
Common Stock, $.01 par value, 23,900,000 shares authorized,
issued 12,039,077 shares in 2000 and 12,273,997 shares in 1999	120,391	122,740
Additional Paid in Capital	23,191,794	23,645,151
Retained earnings, net of effect of minority interest in share-
holders' deficit of subsidiary of ($4,828,324) in 2000 and 1999	20,841,640	19,410,550

Total Shareholders' Equity	44,153,825	43,178,441

Total Liabilities and Shareholders' Equity	$125,241,890	$122,697,743

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended March 31,
	2000	1999

Sales	$84,624,826	$75,625,571
Cost of Products Sold	73,694,956	64,786,689
Gross Profit	10,929,870	10,838,882

Operating Expenses
Research and development	1,755,021	1,743,464
Selling, general and administrative	4,690,281	5,461,347
Operating Income	4,484,568	3,634,071

Other Income / (Expense)
Interest Expense	(772,956)	(757,932)
Interest and Other Income	(133,809)	116,320
Earnings Before Taxes on Income	3,577,803	2,992,459

Taxes on Income	1,609,265	1,547,406
Net Earnings	$1,968,538	$1,445,053

Basic and Diluted Net Earnings Per Share	$0.16	$0.12

Basic Weighted Average Common Shares Outstanding	12,157,000	12,536,000

Diluted Weighted Average Common Shares
Outstanding	12,174,000	12,560,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2000	12,273,977	$122,740	$23,645,151	$19,410,550	$43,178,441

Purchase and constructive
retirement of stock	(234,900)	(2,349)	(453,357)	(537,448)	(993,154)
Comprehensive income:
Net earnings				1,968,538	1,968,538
Balance at March 31, 2000	12,039,077	$120,391	$23,191,794	$20,841,640	$44,153,825

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
	Three Months Ended March 31,
	2000	1999
Cash Flows From Operating Activities:
Net earnings	$1,968,538	$1,445,053
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	856,773	995,088
Loss / (Gain) on sales of assets	1,435	(73,180)
Decrease (increase) in assets:
Accounts receivable	(6,390,225)	(1,659,716)
Inventories	2,763,358	(2,664,774)
Federal taxes receivable	1,427,945	--
Other assets	63,376	325,953
Increase (decrease) in liabilities:
Accounts payable	2,034,954	1,199,606
Other current liabilities and accrued expenses	(839,942)	295,957
Accrued warranty	(59,906)	150,541
Accrued customer rebates	(2,696)	7,299
Taxes on income	116,431	1,495,077
Accrued vacation	149,125	207,826
Accrued compensation and related taxes	(208,954)	213,554
Deposits from customers	832,371	251,720
Total Adjustments	744,045	744,951
Net Cash Provided By Operating Activities	2,712,583	2,190,004
Cash Flows From Investing Activities:
Purchases of property, plant and equipment	(495,148)	(381,351)
Proceeds from sales of property, plant and equipment	5,050	20,021
Proceeds from sales of investment securities	--	500,000
Purchase price adjustment related to acquisition of subsidiary	--	(249,103)
Minority interest contributions	--	750,000
Net Cash Provided By (Used In) Investing Activities	(490,098)	639,567

		(Continued)

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED) (Continued)
	Three Months Ended March 31,
	2000	1999

Cash Flows From Financing Activities:
Payments on notes payable		$(950,790)
Proceeds from notes payable	$2,791,614	--
Payments on long-term debt	(3,244,234)	(1,898,292)
Net proceeds from exercise of stock options	--	1,942
Purchase of treasury stock	(993,154)	--
Net Cash Used in Financing Activities:	(1,445,774)	(2,847,140)

Net Increase (Decrease) in Cash and Cash Equivalents	776,711	(17,569)

Cash and Cash Equivalents at Beginning of Period	35,797	37,645

Cash and Cash Equivalents at End of Period	$812,508	$20,076

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

For a description of the accounting policies followed refer to the notes to the Company's annual consolidated financial statements for the year ended December 31, 1999, included in the Form 10-K of Spartan Motors, Inc. (the "Company") filed with the Securities and Exchange Commission on March 7, 2000.

Note 2

The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2000, and the results of operations and cash flows for the periods presented.

Note 3	The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 4	Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	March 31, 2000	December 31, 1999

Finished goods	$7,239,147	$9,148,018
Raw materials and purchased components	35,438,720	36,026,149
Work in process	5,628,927	6,479,813
Obsolescence reserve	(3,906,185)	(4,542,253)
	$44,400,609	$47,111,727

Note 5	Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended March 31, 2000
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$63,392	$16,479	$7,230	$--	$(2,476)	$ 84,625
Interest expense	129	160	429	--	55	773
Depreciation and
amortization expense	225	106	333	193		857
Income tax expense	1,552	207	--		(150)	1,609
Segment earnings	2,705	378	(981)	(193)	60	1,969
Segment assets	73,922	23,482	23,598	7,322	(3,082)	125,242

Three Months Ended March 31, 1999
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$60,455	$12,905	$4,672	$--	$(2,406)	$ 75,626
Interest expense	301	134	350	--	(27)	758
Depreciation and
amortization expense	339	79	395	182		995
Income tax expense	1,473	214	--		(140)	1,547
Segment earnings	2,808	342	(1,410)	(182)	(113)	1,445
Segment assets	79,996	20,889	25,014	7,230	(4,475)	128,654

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the period ended March 31, 2000 compared to the period ended March 31, 1999. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended March 31,
	2000	1999

Sales	100.0%	100.0%
Cost of Product Sold	87.1%	85.7%
Gross Profit	12.9%	14.3%
Operating Expenses:
Research and development	2.1%	2.3%
Selling, general, and administrative	5.5%	7.2%
Operating Income	5.3%	4.8%
Other	(1.1%)	(0.8%)
Earnings before taxes on income	4.2%	4.0%
Taxes on income	1.9%	2.0%
Net earnings	2.3%	2.0%

Three-Month Period Ended March 31, 2000, Compared to the Three-Month Period Ended March 31, 1999

For the three months ended March 31, 2000, consolidated sales increased $9.0 million (11.9%) over the amount reported for the same period in the previous year. Chassis Group sales for the first quarter of 2000 increased by $2.9 million (4.9%) compared to the sales reported for the same period of 1999. The majority of this increase is due to increased sales of motorhome chassis. For the first quarter of 2000, motorhome chassis sales increased 5.3% over the quarter ended March 31, 1999. The Company's Summit product line is primarily responsible for this increase and has generated significant interest in the market as a low-end alternative for a custom chassis. The Chassis Group will be competitive with this rear diesel engine product in a price range that had otherwise been dominated by front engine gas chassis.

Fire truck chassis sales in the first quarter of 2000 were consistent with sales for the same period in 1999. The fire truck market continues to be strong in 2000, maintaining sales levels in the current year. Transit bus sales increased 26.1% for the first quarter of 2000 compared to the sales reported for the same period in 1999. This is primarily attributable to increased sales to the Company's primary transit bus customer due to a large order placed by that customer.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company's other business segments also showed sales increases over the prior year's first quarter. EVTeam sales and Carpenter sales were up $3.6 million (27.7%) and $2.6 million (54.8%), respectively, for the first quarter of 2000 compared to the first quarter of 1999. The EVTeam's increase is primarily due to a large fire department order that was completed in the first quarter of 2000. Carpenter's growth in sales is due to increased order intake and, consequently, an increased level of produced units over the same period in the prior year. The school bus market continues to increase their confidence in the Carpenter bus product.

Gross margin decreased from 14.3% for the first quarter of 1999 to 12.9% for the first quarter of 2000. The EVTeam and Carpenter operate at lower margins than the Chassis Group since the value added is only in the body rather than the complete vehicle. Thus, the gross margin on the body is diluted by the pass-through nature of the chassis cost. Since the majority of the increase in sales over the same period in the prior year is attributable to increases for the EVTeam and Carpenter, this caused the gross margin for the Company as a whole to be lower in the first quarter of 2000.

Operating expenses decreased from 9.5% of sales for the first quarter of 1999 to 7.6% for the first quarter of 2000. One reason for this decrease is that the Company has been focused on finding ways to decrease operating expenses. A reversal of previously accrued management fees at Carpenter is the other reason that operating expenses as percentage of sales were lower in the first quarter of 2000 than in the first quarter of 1999. The primary minority shareholder of Carpenter, Recovery Equity Investors, Inc., restructured the management fees it charges Carpenter to reflect more accurately the actual expenses that it incurs. This resulted in lower selling, general and administrative expenses of approximately $425,000 for the first quarter of 2000 .

Total chassis orders received increased 6.8% during the first quarter of 2000 compared to the same period in 1999. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and none of the fire truck orders received during the three-month period ended March 31, 2000 were produced and delivered by March 31, 2000.

At March 31, 2000, the Company had $99.1 million in backlog, compared with a backlog of $124.2 million at March 31, 1999. The majority of the decrease is due to transit bus chassis backlog, which has decreased 97.4% when comparing the first quarter of 2000 to the amount of backlog reported for the same period in 1999. This decrease is due to the fourth quarter 1999 bankruptcy filing by the Company's primary transit bus chassis customer, Metrotrans. This company made up the majority of the backlog number for transit bus chassis at March 31, 1999.

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

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2000, cash provided by operating activities was $2.7 million, which was approximately a $0.5 million improvement over the $2.2 million of cash provided by operating activities for the three months ended March 31, 1999. The Company's working capital decreased by $1.3 million from $41.9 million at December 31, 1999 to $40.6 million at March 31, 2000. See the "Consolidated Statement of Cash Flows" contained in this Form 10-Q for further information regarding the increase in cash and cash equivalents, from $35,797 at December 31, 1999 to $812,508 at March 31, 2000.

Shareholders' equity increased $1.0 million in the three months ended March 31, 2000 to approximately $44.1 million. This change primarily is due to net earnings of $2.0 million and the repurchase of Company stock of $1.0 million. The Company's debt to equity ratio decreased to 62.4% on March 31, 2000 compared with 70.5% at December 31, 1999 due to the decrease in borrowings resulting from the positive cash flow from operations.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. The Company also has a $5.0 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At March 31, 2000 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1.0 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line carries an interest rate of 0.5% above the bank's prime rate (the prime rate at March 31, 2000, was 9.0%) and has an expiration date of June 30, 2000. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4.0 million at March 31, 2000. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2000. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at March 31, 2000. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at March 31, 2000. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

Year 2000 Readiness Disclosure

As of the date of this Form 10-Q, the Company has not experienced any Year 2000 issues arising from its systems or those of its material vendors and suppliers. If there are ongoing Year 2000 issues that might arise at a later date, the Company has contingency plans in place to address these issues. The Company continues to maintain contact with third parties with whom it has material relationships, such as vendors, suppliers and financial institutions, with respect to the third parties' Year 2000 compliance and any ongoing Year 2000 issues that might arise at a later date.

The Company has not incurred any material costs in connection with identifying, assessing, remediating and testing Year 2000 issues and does not expect to incur material costs in the future. The immaterial costs have consisted primarily of personnel expense for employees who have had a portion of their time dedicated to the Year 2000 remediation effort. It has been the Company's policy to expense these costs as incurred. These costs have been funded through operating cash flows.

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

Forward-Looking Statements

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. Due to variable interest rates on the Company's short-term and long-term debt, an increase in interest rates of 1% could result in the Company incurring approximately $0.3 million in additional annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving approximately $0.3 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

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

10.1	The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended May 2, 2000.

27	Financial Data Schedule.

          (b)          Reports on Form 8-K. During the quarter ended March 31, 2000, the Company did not file a current report on Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2000	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter Secretary/Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX
Exhibit No.	Document

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

10.1	The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended May 2, 2000.

27	Financial Data Schedule.