Form 10-Q
period 2000-06-30
SPARTAN MOTORS INC
filed 2000-08-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended	Commission File Number
June 30, 2000	0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2078923
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1000 Reynolds Road
Charlotte, Michigan	48813
(Address of Principal Executive Offices)	(Zip Code)

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

Yes     X                      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class	August 8, 2000

Common stock, $.01 par value	11,288,077 shares

SPARTAN MOTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 2000
(Unaudited) and December 31, 1999	3

Condensed Consolidated Statements of Operations -
Three Months Ended June 30, 2000 and 1999 (Unaudited)	5

Condensed Consolidated Statements of Operations -
Six Months Ended June 30, 2000 and 1999 (Unaudited)	6

Condensed Consolidated Statements of Shareholders'
Equity - Six Months Ended June 30, 2000 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows -
Six Months Ended June 30, 2000 and 1999 (Unaudited)	8

Notes to Condensed Consolidated Financial Statements	10

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures About Market Risk	18

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	19

SIGNATURES	21

EXHIBIT INDEX	22

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
__________________________________________

	June 30, 2000	December 31, 1999
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,103,384	$35,797
Accounts receivable, less allowance
for doubtful accounts of $2,719,000
in 2000 and $2,491,000 in 1999	43,765,763	37,765,807
Inventories (Note 4)	44,843,396	47,111,727
Deferred tax benefit	3,487,305	3,487,305
Taxes receivable	178,145	1,427,945
Other current assets	1,279,058	1,106,105
Total current assets	95,657,051	90,934,686

Property, plant, and equipment, net	21,858,697	22,568,177

Goodwill, net of accumulated amortization
of $1,286,000 in 2000 and $1,001,000
in 1999, respectively	7,180,773	7,462,995
Other assets	1,841,958	1,731,885

Total assets	$126,538,479	$122,697,743

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
__________________________________________

	June 30, 2000	December 31, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,063,080	$25,115,388
Notes payable	7,274,302	6,290,131
Other current liabilities and accrued expenses	4,438,499	4,881,179
Accrued warranty	4,065,842	3,645,363
Accrued customer rebates	557,031	629,311
Accrued compensation and related taxes	1,752,420	1,809,332
Accrued vacation	1,503,229	1,348,941
Deposits from customers	4,185,735	3,761,249
Current portion of long-term debt	1,068,495	1,587,201
Total current liabilities	45,908,633	49,068,095

Accounts payable, long-term	1,482,403	1,631,904
Long-term debt	35,557,684	27,476,993
Notes payable to related parties	1,342,310	1,342,310

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value, 23,900,000
shares authorized, issued 11,348,077 shares
in 2000 and 12,273,977 shares in 1999	113,481	122,740
Additional paid in capital	21,858,164	23,645,151
Retained earnings, net of effect of minority
interest in shareholders' deficit of subsidiary
of ($4,828,324) in 2000 and 1999	20,275,804	19,410,550
Total shareholders' equity	42,247,449	43,178,441

Total liabilities and shareholders' equity	$126,538,479	$122,697,743

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________________

	Three Months Ended June 30,
	2000	1999

Sales	$73,226,363	$75,262,770
Cost of products sold	63,339,390	65,470,269
Gross profit	9,886,973	9,792,501

Operating expenses
Research and development	1,822,545	1,678,560
Selling, general and administrative	5,781,399	5,518,807
Operating income	2,283,029	2,595,134

Other income / (expense)
Interest expense	(759,141)	(561,172)
Interest and other income	496,808	111,429
Earnings before taxes on income	2,020,696	2,145,391

Taxes on income	1,006,404	1,142,834
Net earnings	$1,014,292	$1,002,557

Basic and diluted net earnings per share	$0.09	$0.08

Basic weighted average common shares outstanding	11,694,000	12,535,000

Diluted weighted average common shares
outstanding	11,700,000	12,547,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________________

	Six Months Ended June 30,
	2000	1999

Sales	$157,851,189	$150,888,341
Cost of products sold	137,034,346	130,256,957
Gross profit	20,816,843	20,631,384

Operating expenses
Research and development	3,577,566	3,422,024
Selling, general and administrative	10,471,680	10,980,155
Operating income	6,767,597	6,229,205

Other income / (expense)
Interest expense	(1,532,097)	(1,319,104)
Interest and other income	362,999	227,749
Earnings before taxes on income	5,598,499	5,137,850

Taxes on income	2,615,669	2,690,240
Net earnings	$2,982,830	$2,447,610

Basic and diluted net earnings per share	$0.25	$0.20

Basic weighted average common shares outstanding	11,887,000	12,535,000

Diluted weighted average common shares
outstanding	11,901,000	12,543,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2000	12,273,977	$ 122,740	$ 23,645,151	$ 19,410,550	$ 43,178,441

Purchase and constructive
retirement of stock	(925,900)	(9,259)	(1,786,987)	(2,117,576)	(3,913,822)
Comprehensive income:
Net earnings				2,982,830	2,982,830
Balance at June 30, 2000	11,348,077	$ 113,481	$ 21,858,164	$ 20,275,804	$ 42,247,449

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

___________________________________

	Six Months Ended June 30,
	2000	1999
Cash flows from operating activities:
Net earnings	$ 2,982,830	$ 2,447,610
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,832,800	2,052,054
Loss (gain) on sales of assets	2,439	(68,180)
Decrease (increase) in assets:
Accounts receivable	(5,999,956)	(4,412,514)
Inventories	2,320,571	(1,256,515)
Federal taxes receivable	1,249,800	-
Other assets	(283,026)	(954,478)
Increase (decrease) in liabilities:
Accounts payable	(4,201,809)	(583,420)
Other current liabilities and accrued expenses	(442,680)	166,342
Accrued warranty	420,479	(107,147)
Accrued customer rebates	(72,280)	(73,832)
Taxes on income	-	(745,405)
Accrued vacation	154,288	218,784
Accrued compensation and related taxes	(56,912)	597,550
Deposits from customers	424,486	642,327
Total adjustments	(4,651,800)	(4,524,434)
Net cash used in operating activities	(1,668,970)	(2,076,824)
Cash flows from investing activities:
Purchases of property, plant and equipment	(900,827)	(865,222)
Proceeds from sales of property, plant and equipment	5,050	35,348
Proceeds from sales of investment securities	-	500,000
Purchase price adjustment related to acquisition of subsidiary	-	(249,103)
Minority interest contributions	-	750,000
Net cash provided by (used in) investing activities	(895,777)	171,023

		(Continued )

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

_____________________________________

	Six Months Ended June 30,
	2000	1999
Cash flows from financing activities:
Proceeds from notes payable	$ 2,791,614	$ 34,136
Payments on notes payable	(1,807,443)	-
Proceeds from long-term debt	8,100,000	3,985,713
Payments on long-term debt	(538,015)	(729,841)
Net proceeds from exercise of stock options	-	3,180
Dividends paid	-	(877,430)
Purchase of previously-issued stock	(3,913,822)	-
Net cash provided by financing activities	4,632,334	2,415,758

Net increase in cash and cash equivalents	2,067,587	509,957

Cash and cash equivalents at beginning of period	35,797	37,645

Cash and cash equivalents at end of period	$ 2,103,384	$ 547,602

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

______________________________________

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 1999, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 7, 2000.

Note 2

The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2000, and the results of operations and cash flows for the periods presented.

Note 3	The results of operations for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results to be expected for the full year.

Note 4	Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	June 30, 2000	December 31, 1999

Finished goods	$ 4,682,967	$ 9,148,018
Raw materials and purchased components	34,800,140	36,026,149
Work in process	8,672,009	6,479,813
Obsolescence reserve	(3,311,720)	(4,542,253)
	$ 44,843,396	$ 47,111,727

Note 5	Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended June 30, 2000
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$ 52,945	$ 13,974	$ 9,564		$ (3,257)	$ 73,226
Interest expense	7	174	575		3	759
Depreciation and
amortization expense	249	107	337	$ 141	142	976
Income tax expense	1,156	124	-		(273)	1,007
Segment earnings	1,861	210	(771)	(141)	(145)	1,014
Segment assets	71,183	24,531	27,667	7,181	(4,024)	126,538

Note 5  (continued)

Three Months Ended June 30, 1999
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$ 55,571	$ 14,197	$ 7,866		$ (2,372)	$ 75,262
Interest expense	267	100	197		(3)	561
Depreciation and
amortization expense	269	87	385	$ 235	81	1,057
Income tax expense	1,090	101	-		(48)	1,143
Segment earnings	2,111	174	(994)	(235)	(55)	1,001
Segment assets	81,066	22,492	26,147	7,100	(5,592)	131,213

Six Months Ended June 30, 2000
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$ 116,337	$ 30,453	$ 16,794		$ (5,733)	$ 157,851
Interest expense	136	334	1,004		58	1,532
Depreciation and
amortization expense	474	213	670	$ 229	247	1,833
Income tax expense	2,708	331	-		(423)	2,616
Segment earnings	4,566	587	(1,752)	(229)	(189)	2,983
Segment assets	71,183	24,531	27,667	7,181	(4,024)	126,538

Six Months Ended June 30, 1999
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$ 116,026	$ 27,102	$ 12,538		$ (4,778)	$ 150,888
Interest expense	568	234	547		(30)	1,319
Depreciation and
amortization expense	526	166	780	$ 417	163	2,052
Income tax expense	2,563	315	-		(188)	2,690
Segment earnings	4,919	517	(2,404)	(417)	(168)	2,447
Segment assets	81,066	22,492	26,147	7,100	(5,592)	131,213

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three and six month periods ended June 30, 2000 compared to the same periods ended June 30, 1999. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	86.5%	87.0%	86.8%	86.3%
Gross profit	13.5%	13.0%	13.2%	13.7%
Operating expenses:
Research and development	2.5%	2.2%	2.3%	2.3%
Selling, general, and administrative	7.9%	7.3%	6.6%	7.3%
Operating income	3.1%	3.5%	4.3%	4.1%
Other	-0.3%	-0.6%	-0.8%	-0.7%
Earnings before taxes on income	2.8%	2.9%	3.5%	3.4%
Taxes on income	1.4%	1.5%	1.6%	1.8%
Net earnings	1.4%	1.4%	1.9%	1.6%

Three-Month Period Ended June 30, 2000, Compared to the Three-Month Period Ended June 30, 1999

For the three months ended June 30, 2000, consolidated sales decreased $2.0 million (2.7%) over the amount reported for the same period in the previous year. Chassis Group sales for the second quarter of 2000 decreased by $2.6 million (4.7%) compared to the sales reported for the same period of 1999. The majority of this decrease is due to decreased sales of motorhome chassis. For the second quarter of 2000, motorhome chassis sales decreased 15.7% compared to the quarter ended June 30, 1999. Rising interest rates coupled with higher gasoline prices have contributed to the slower demand in the motorhome market.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the second quarter of 2000 were 14.2% higher than sales for the same period of 1999. The fire truck market continues to be strong in 2000, as it is not typically impacted by interest rate fluctuations. Transit bus sales increased 595.0% for the second quarter of 2000 compared to the sales reported for the same period in 1999. This is primarily attributable to increased sales to the Company's primary transit bus customer that resulted from a large order placed by that customer.

EVTeam sales dropped slightly ($0.2 million or 1.6%) from their sales level in the prior year's second quarter while Carpenter sales were up $1.7 million (21.6%). Carpenter's growth in sales is due to increased order intake and, consequently, an increased level of produced units over the prior year. The school bus market continues to increase their confidence in the Carpenter bus product.

Gross margin increased from 13.0% for the quarter ended June 30, 1999 to 13.5% for the same period of 2000. This increase is primarily due to operating efficiencies realized by both Carpenter and the EVTeam.

Operating expenses increased from 9.5% of sales for the second quarter of 1999 to 10.4% for the second quarter of 2000. The Chassis Group is primarily responsible for this increase. While their operating expenses in dollars dropped slightly (1.8%), their sales volume dropped 4.7%, resulting in an increase in operating expenses as a percentage of sales. The decrease in the Company's income taxes as a percentage of sales is primarily due to the loss of Carpenter that is not included in the consolidated tax return.

Total chassis orders received decreased 17.9% during the second quarter of 2000 compared to the same period in 1999. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and none of the fire truck chassis orders received during the three-month period ended June 30, 2000 were produced and delivered by June 30, 2000.

At June 30, 2000, the Company had $95.7 million in backlog compared with a backlog of $111.9 million at June 30, 1999. The majority of the decrease is due to transit bus chassis backlog, which has decreased 90.4% due to the fourth quarter 1999 bankruptcy filing by the Company's primary transit bus chassis customer, Metrotrans. This company made up the majority of the backlog number for transit bus chassis at June 30, 1999.

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

Six-Month Period Ended June 30, 2000, Compared to the Six-Month Period Ended June 30, 1999

For the six months ended June 30, 2000, consolidated sales increased $7.0 million (4.6%) over the amount reported for the same period in the previous year. Chassis Group 2000 sales for this period were consistent with the same period of 1999, with only a slight increase of $0.3 million (0.3%). This is primarily due to offsetting swings within motorhome and firetruck chassis sales. Motorhome chassis sales decreased slightly (4.3%) while fire truck chassis sales increased slightly (7.1%). For the first six months of 2000, transit bus sales increased 81.0% over the same period in 1999. As mentioned earlier, this is due to increased sales to the Company's primary transit bus customer that are a result of a large order placed by that customer.

The Company's other business segments all recorded sales increases over the prior year's first six months. EVTeam sales and Carpenter sales were up $3.4 million (12.4%) and $4.3 million (33.9%), respectively, in the current period over the prior year's period. The EVTeam's increase is primarily due to a large fire department order that was completed in the first six months of 2000. Carpenter has experienced an increase in order intake which has generated an increase in the sales volume so far in 2000 when compared to 1999. Confidence in Carpenter continues to grow within the school bus market.

Gross margin decreased from 13.7% for the six months ended June 30, 1999 to 13.2% for the same period of 2000. The EVTeam and Carpenter operate at lower margins than the Chassis Group since the value added is only in the body rather than the complete vehicle. Thus, the gross margin on the body is diluted by the pass-through nature of the chassis cost. Even though the EVTeam and Carpenter experienced higher operating efficiencies in the second quarter of 2000, the majority of the increase in consolidated sales over the prior year is attributable to increases for the EVTeam and Carpenter. Therefore, the sales growth over the six-month period has diluted the increase in efficiency realized in the second quarter of 2000 and caused the gross margin for the Company as a whole to be lower in 2000 than the same period of 1999.

Operating expenses decreased from 9.6% of sales for the first six months of 1999 to 8.9% for the same time frame in 2000. One reason for this decrease is that the Company has been focused on finding ways to decrease operating expenses. A reversal of previously accrued management fees at Carpenter is the other reason that operating expenses as a percentage of sales are lower in the first six months of 2000 than in the comparable six months of 1999. The primary minority shareholder of Carpenter, Recovery Equity Investors, Inc., restructured the management fees it charges Carpenter to more accurately reflect the actual expenses that it incurs. This resulted in lower selling, general and administrative expenses of approximately $425,000 for the first six months of 2000. The decrease in the Company's income taxes as a percentage of sales is primarily due to the loss of Carpenter that is not included in the consolidated tax return.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total chassis orders received decreased 30.7% during the six months period ended June 30, 2000 compared to the same period in 1999. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and one-sixth of the fire truck chassis orders received during the three-month period ended June 30, 2000 were produced and delivered by June 30, 2000.

At June 30, 2000, the Company had $95.7 million in backlog compared with a backlog of $111.9 million at June 30, 1999. The majority of the decrease is due to transit bus chassis backlog, which has decreased 90.4% due to the fourth quarter 1999 bankruptcy filing by the Company's primary transit bus chassis customer, Metrotrans. This company made up the majority of the backlog number for transit bus chassis at June 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2000, cash used in operating activities was approximately $1.7 million which was a $0.4 million improvement over the $2.1 million of cash used in operating activities for the six months ended June 30, 1999. The Company's working capital increased by $7.8 million from $41.9 million at December 31, 1999 to $49.7 million at June 30, 2000. See the "Condensed Consolidated Statements of Cash Flows" contained in this Form 10-Q for further information regarding the increase in cash and cash equivalents, from $35,797 at December 31, 1999 to $2,103,384 at June 30, 2000.

Shareholders' equity decreased approximately $0.9 million in the six months ended June 30, 2000 to approximately $42.2 million. This change primarily is due to net earnings of $3.0 million and the repurchase of Company stock of $3.9 million. The Company's debt to equity ratio increased to 90.9% on June 30, 2000 compared with 70.5% at December 31, 1999 due to the increase in borrowings resulting from the cash used to fund operations and the repurchase of the Company's common stock.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. The Company also has a $5.0 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At June 30, 2000 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1.0 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line carries an interest rate of 1/2% above the bank's prime rate (prime rate at June 30, 2000, was 9.5%) and has an expiration date of June 2001. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4.0 million at June 30, 2000. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2001. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at June 30, 2000. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at June 30, 2000. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. Due to variable interest rates on the Company's short-term and long-term debt, an increase in interest rates of 1% could result in the Company incurring an additional $0.4 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.4 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

          The annual meeting of shareholders of Spartan Motors, Inc. was held on June 13, 2000. The purpose of the meeting was to elect directors, ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year and transact any other business that properly came before the meeting.

          The name of each director elected (along with the number of votes cast for or authority withheld) is as follows:

	Votes Cast
		Authority
Elected Directors	For	Withheld/Against
John E. Sztykiel	9,632,577	958,579
Charles E. Nihart	10,383,460	207,696
James C. Penman	10,383,572	207,584

          The following persons continue to serve as directors: William F. Foster, Richard J. Schalter, Anthony G. Sommer, George W. Sztykiel, George Tesseris and David R. Wilson.

          The following proposal was acted on:

Proposal	For	Against	Abstain
Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year	10,518,047	52,460	20,649

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

27	Financial Data Schedule.

(b)	Reports on Form 8-K. During the second quarter ended June 30, 2000, the Company did not file a current report on Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPARTAN MOTORS, INC.

Date: August 14, 2000	By/s/Richard J. Schalter Richard J. Schalter Secretary/Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

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