Form 10-Q
period 2000-09-30
SPARTAN MOTORS INC
filed 2000-11-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2000	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes     X                      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 8, 2000

Common stock, $.01 par value	11,288,077 shares

SPARTAN MOTORS, INC. INDEX
PART I. FINANCIAL INFORMATION	Page

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets --September 30, 2000
(Unaudited) and December 31, 1999	1

Condensed Consolidated Statements of Operations -
Three Months Ended September 30, 2000 and 1999 (Unaudited)	3

Condensed Consolidated Statements of Operations -
Nine Months Ended September 30, 2000 and 1999 (Unaudited)	4

Condensed Consolidated Statements of Shareholders'
Equity -- Nine Months Ended September 30, 2000 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2000 and 1999 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	8

Item 2. Management's Discussion and Analysis of Financial
Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures About Market Risk	17

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K	17

SIGNATURES	18

EXHIBIT INDEX	19

-ii-

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2000	December 31, 1999
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$1,037,086	$35,797
Accounts receivable, less allowance
for doubtful accounts of $567,000
in 2000 and 1999	30,439,178	36,514,507
Inventories (Note 4)	30,410,384	39,580,734
Deferred tax benefit	3,487,305	3,487,305
Taxes receivable	8,159,717	1,427,945
Other current assets	994,518	834,404
Total current assets	74,528,188	81,880,692

Property, plant, and equipment, net	10,718,349	11,127,360

Goodwill, net of accumulated amortization
of $1,190,000 in 2000 and $1,001,000
in 1999, respectively	5,064,669	5,419,417
Other assets	589,905	527,189
Long-term assets of discontinued
operations, net	3,251,850	7,356,931

Total assets	$94,152,961	$106,311,589

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

	September 30, 2000	December 31, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,125,753	$22,406,392
Notes payable	--	35,000
Other current liabilities and accrued expenses	3,274,370	1,386,557
Accrued warranty	3,608,246	3,303,778
Accrued customer rebates	544,639	629,311
Accrued compensation and related taxes	1,796,029	1,691,664
Accrued vacation	1,112,148	1,108,664
Deposits from customers	3,004,866	3,652,964
Current portion of long-term debt	267,075	522,586
Current liabilities of discontinued operations, net	6,359,811	5,277,185
Total current liabilities	36,092,937	40,014,101

Long-term debt	26,857,619	23,119,047

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value, 23,900,000
shares authorized, issued 11,288,077 shares
in 2000 and 12,273,977 shares in 1999	112,881	122,740
Additional paid in capital	21,742,364	23,645,151
Retained earnings, net of effect of minority
interest in shareholders' deficit of subsidiary
of ($4,828,324) in 2000 and 1999	9,347,160	19,410,550
Total shareholders' equity	31,202,405	43,178,441
Total liabilities and shareholders' equity	$94,152,961	$106,311,589

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,
	2000	1999

Sales	$53,045,380	$76,335,294
Cost of products sold	49,167,918	65,044,441
Gross profit	3,877,462	11,290,853

Operating expenses
Research and development	1,598,786	1,636,870
Selling, general and administrative	4,527,881	5,217,210
Operating income	(2,249,205)	4,436,773

Other income / (expense)
Interest expense	(335,351)	(408,464)
Interest and other income	166,222	144,337
Earnings (loss) before taxes on income	(2,418,334)	4,172,646

Taxes on income	(685,745)	1,552,961

Net earnings (loss) from continuing operations	(1,732,589)	2,619,685

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	2,148,151	1,690,117
Loss on disposal of Carpenter, including provision of
$1,775,000 for operating losses during phase-out period
(less applicable income tax benefit of $6,942,000)	6,099,174	--

Net earnings (loss)	$(9,979,914)	$929,568

Basic and diluted net earnings per share:
Net earnings (loss) from continuing operations	$(0.15)	$0.21
Loss from discontinued operations:
Loss from operations of Carpenter	(0.19)	(0.13)
Loss on disposal of Carpenter	(0.54)	--
Basic and diluted net earnings (loss) per share	$(0.88)	$0.07

Basic weighted average common shares outstanding	11,318,000	12,535,000

Diluted weighted average common shares
outstanding	11,324,000	12,556,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Nine Months Ended September 30,
	2000	1999

Sales	$194,102,630	$214,685,461
Cost of products sold	169,142,496	182,446,210
Gross profit	24,960,134	32,239,251

Operating expenses
Research and development	4,955,130	4,866,079
Selling, general and administrative	14,557,991	14,777,268
Operating income	5,447,013	12,595,904

Other income / (expense)
Interest expense	(863,365)	(1,180,742)
Interest and other income	349,239	298,479
Earnings before taxes on income	4,932,887	11,713,641

Taxes on income	1,929,929	4,243,201

Net earnings from continuing operations	3,002,958	7,470,440

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	3,900,853	4,094,262
Loss on disposal of Carpenter, including provision of
$1,775,000 for operating losses during phase-out period
(less applicable income tax benefit of $6,942,000)	6,099,174	--

Net earnings (loss)	$(6,997,069)	$3,376,178

Basic and diluted net earnings per share:
Net earnings from continuing operations	$0.26	$0.60
Loss from discontinued operations:
Loss from operations of Carpenter	(0.34)	(0.33)
Loss on disposal of Carpenter	(0.52)	--
Basic and diluted net earnings (loss) per share	$(0.60)	$0.27

Basic weighted average common shares outstanding	11,737,000	12,535,000

Diluted weighted average common shares outstanding	11,749,000	12,558,000

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (UNAUDITED)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2000	12,273,977	$122,740	$23,645,151	$19,410,550	$43,178,441

Purchase and constructive
retirement of stock	(985,900)	(9,859)	(1,902,787)	(2,255,576)	(4,168,222)
Dividends paid				(810,745)	(810,745)
Comprehensive income:
Net earnings (loss)				(6,997,069)	(6,997,069)
Balance at September 30, 2000	11,288,077	$112,881	$21,742,364	$9,347,160	$31,202,405

See notes to condensed consolidated financial statements.

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2000	1999
Cash flows from operating activities:
Net earnings from continuing operations	$3,002,958	$7,470,440
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation and amortization	1,716,808	1,887,553
Loss (gain) on sales of assets	5,929	(61,627)
Decrease (increase) in assets:
Accounts receivable	6,075,329	(3,883,303)
Inventories	9,222,590	(4,217,869)
Federal taxes receivable	(6,731,772)	--
Other assets	(222,830)	(391,130)
Increase (decrease) in liabilities:
Accounts payable	(5,313,339)	3,478,023
Other current liabilities and accrued expenses	1,887,813	394,692
Accrued warranty	304,468	118,518
Accrued customer rebates	(84,672)	18,349
Taxes on income	--	(1,085,635)
Accrued vacation	3,484	92,671
Accrued compensation and related taxes	104,365	902,274
Deposits from customers	(648,098)	1,310,520
Total adjustments	6,320,075	(1,436,964)
Net cash provided by continuing operating activities	9,323,033	6,033,476

Net cash used in discontinued operating activities	(5,811,344)	(7,377,710)

Cash flows from investing activities:
Purchases of property, plant and equipment	(986,495)	(1,269,725)
Proceeds from sales of property, plant and equipment	8,001	21,984
Proceeds from sales of investment securities	--	500,000
Purchase price adjustment related to acquisition of subsidiary	--	(249,103)
Minority interest contributions	(1,000)	750,000
Net cash used in investing activities	(979,494)	(246,844)

		(Continued)

SPARTAN MOTORS, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2000	1999
Cash flows from financing activities:
Payments on notes payable	$(35,000)	$(197,000)
Proceeds from long-term debt	3,750,000	2,695,713
Payments on long-term debt	(266,939)	(13,130)
Net proceeds from exercise of stock options	--	3,180
Dividends paid	(810,745)	(877,430)
Purchase of previously-issued stock	(4,168,222)	--
Net cash provided by (used in) financing activities	(1,530,906)	1,611,333

Net increase in cash and cash equivalents	1,001,289	20,255

Cash and cash equivalents at beginning of period	35,797	37,645

Cash and cash equivalents at end of period	$1,037,086	$57,900

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

Note 2

The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2000, and the results of operations and cash flows for the periods presented.

Note 3	The results of operations for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

Note 4	Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	September 30, 2000	December 31, 1999

Finished goods	$2,696,563	$7,283,900
Raw materials and purchased components	26,195,208	31,220,560
Work in process	6,959,383	4,954,579
Obsolescence reserve	(5,440,770)	(3,878,305)
	$30,410,384	$39,580,734

Note 5

On September 27, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. ("Carpenter"). Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. As part of the orderly liquidation process, the fixed assets will be sold, current assets collected and proceeds used to pay current and noncurrent liabilities, to the extent possible. The Company has certain guarantees in place and it anticipates that it will be required to pay approximately $3.1 million to Carpenter creditors. The Company's intention is to complete the orderly liquidation as quickly as possible and it estimates this will take no longer than one year. As a result of these actions, the Consolidated Statement of Operations has been restated to report the operating results of Carpenter as a discontinued operation in accordance with Accounting Principles Board (APB) Opinion No. 30, "Reporting the Results of Operations". Carpenter's sales for the nine months ended September 30, 2000 and 1999 were $22.0 million and $19.7 million, respectively.

The net current and noncurrent assets and liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at September 30, 2000 and December 31, 1999 are as follows:

Note 5	(continued)

	September 30, 2000	December 31, 1999

Accounts receivable	$1,982,250	$1,251,300
Inventories	1,858,328	7,530,993
Notes payable	(5,194,323)	(7,319,746)
Accounts payable	(602,841)	(2,708,996)
Other, net	(4,403,225)	(4,030,736)

Net current assets (liabilities) of discontinued operations	$(6,359,811)	$(5,277,185)

Property, plant and equipment, net	$7,598,106	$11,440,817
Goodwill, net	--	2,043,578
Long-term debt	(4,346,256)	(5,700,256)
Other, net	--	(427,208)

Net long-term assets of discontinued operations	$3,251,850	$7,356,931

Note 6	Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended September 30, 2000
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$40,356	$15,421			$(2,732)	$53,045
Interest expense	174	229			(67)	336
Depreciation and
amortization expense	228	122		$106	98	554
Income tax expense	(430)	(167)			(89)	(686)
Segment earnings (loss) from
continuing operations	(1,218)	(165)		(106)	(243)	(1,732)
Discontinued operations	(808)	--	$(7,440)			(8,248)
Segment earnings (loss)	(2,026)	(165)	(7,440)	(106)	(243)	(9,980)
Segment assets	65,213	23,388	3,252	5,065	(2,765)	94,153

Note 6	(continued)

Three Months Ended September 30, 1999
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$64,179	$14,434			$(2,277)	$76,336
Interest expense	299	142			(33)	408
Depreciation and
amortization expense	222	100		$208	86	616
Income tax expense	1,401	144			8	1,553
Segment earnings (loss) from
continuing operations	2,583	203		(208)	41	2,619
Discontinued operations	--	--	$(1,690)	--	--	(1,690)
Segment earnings (loss)	2,583	203	(1,690)	(208)	41	929
Segment assets	81,167	24,501	5,313	6,970	(4,392)	113,559

Nine Months Ended September 30, 2000
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$156,693	$45,874			$(8,465)	$194,102
Interest expense	310	563			(9)	864
Depreciation and
amortization expense	702	335		$335	345	1,717
Income tax expense	2,278	164			(512)	1,930
Segment earnings (loss) from
continuing operations	3,348	422		(335)	(432)	3,003
Discontinued operations	(808)	--	$(9,192)			(10,000)
Segment earnings (loss)	2,540	422	(9,192)	(335)	(432)	(6,997)
Segment assets	65,213	23,388	3,252	5,065	(2,765)	94,153

Nine Months Ended September 30, 1999
	Business Segments
	Chassis	EVTeam	Carpenter	Intangibles	Other	Consolidated

Net Sales	$180,205	$41,536			$(7,055)	$214,686
Interest expense	867	376			(63)	1,180
Depreciation and
amortization expense	748	266		$625	249	1,888
Income tax expense	3,964	459			(180)	4,243
Segment earnings (loss) from
continuing operations	7,502	720		(625)	(127)	7,470
Discontinued operations			$(4,094)			(4,094)
Segment earnings (loss)	7,502	720	(4,094)	(625)	(127)	3,376
Segment assets	81,167	24,501	5,313	6,970	(4,392)	113,559

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2000 compared to the same periods ended September 30, 1999. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	92.7%	85.2%	87.1%	85.0%
Gross profit	7.3%	14.8%	12.9%	15.0%
Operating expenses:
Research and development	3.0%	2.1%	2.6%	2.3%
Selling, general, and administrative	8.5%	6.9%	7.5%	6.8%
Operating income	-4.2%	5.8%	2.8%	5.9%
Other	-0.4%	-0.3%	-0.3%	-0.4%
Earnings before taxes on income	-4.6%	5.5%	2.5%	5.5%
Taxes on income	-1.3%	2.1%	1.0%	2.0%
Net earnings (loss) from continuing
operations	-3.3%	3.4%	1.5%	3.5%
Discontinued operations:
Loss from operations of Carpenter	-4.1%	-2.2%	-2.0%	-1.9%
Loss on disposal of Carpenter	-11.4%		-3.1%
Net earnings (loss)	-18.8%	1.2%	-3.6%	1.6%

Three-Month Period Ended September 30, 2000, Compared to the Three-Month Period Ended September 30, 1999

Continuing Operations

For the three months ended September 30, 2000, consolidated sales decreased $23.3 million (30.5%) over the amount reported for the same period in the previous year. Chassis Group sales for the third quarter of 2000 decreased by $23.8 million (37.1%) compared to the sales reported for the same period of 1999. The majority of this decrease is due to decreased sales of motorhome chassis. For the third quarter of 2000, motorhome chassis sales decreased 47.8% compared to the quarter ended September 30, 1999. Rising interest rates, coupled with higher gasoline prices and a fluctuating stock market, have contributed to the slower demand in the motorhome market.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the third quarter of 2000 were consistent with the same period of 1999. The fire truck market continues to be strong in 2000, as it is not typically impacted by interest rate fluctuations. Transit bus sales decreased slightly for the third quarter of 2000 compared to the sales reported for the same period in 1999. This is consistent with the Company's decision to transition out of the transit bus market.

EVTeam sales increased ($1.0 million or 6.8%) from their sales level in the prior year's third quarter. The strong fire truck market mentioned above was primarily responsible for this increase.

Gross margin decreased from 14.8% for the quarter ended September 30, 1999 to 7.3% for the same period of 2000. This decrease is primarily due to write-offs of obsolete chassis inventory resulting from slow motorhome sales and the Company's decision to exit the transit bus market.

Operating expenses increased from 9.0% of sales for the third quarter of 1999 to 11.5% for the third quarter of 2000. While operating expenses in dollars dropped (10.6%), sales volume dropped 30.5%, resulting in an increase in operating expenses as a percentage of sales. In the third quarter of 2000, the Chassis group reduced its salaried workforce by 20% in order to combat operating expenses in light of lower sales levels.

Discontinued Operations

On September 27, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. ("Carpenter"). Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $2.1 and $1.7 million losses from operations of Carpenter reflect losses generated from operating the business segment during the third quarters of 2000 and 1999, respectively. The $6.1 million after-tax loss on disposal of Carpenter recorded in the third quarter of 2000 resulted from the decision to orderly liquidate the company. Details of Carpenter's net assets and liabilities at September 30, 2000 and December 31, 1999 are set forth in Note 5 to the condensed consolidated financial statements.

Total chassis orders received decreased 31.7% during the third quarter of 2000 compared to the same period in 1999. This is primarily due to a decrease of 51.8% in motorhome chassis orders offset somewhat by an increase of 34.9% in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and none of the fire truck chassis orders received during the three-month period ended September 30, 2000 were produced and delivered by September 30, 2000.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At September 30, 2000, the Company had $91.6 million in backlog compared with a backlog of $95.1 million at September 30, 1999. The majority of the decrease is due to transit bus chassis backlog, which has decreased 91.0% due to the fourth quarter 1999 bankruptcy filing by the Company's primary transit bus chassis customer, Metrotrans. This company made up the majority of the backlog number for transit bus chassis at September 30, 1999.

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

Nine-Month Period Ended September 30, 2000, Compared to the Nine-Month Period Ended September 30, 1999

Continuing Operations

For the nine months ended September 30, 2000, consolidated sales decreased $20.6 million (9.6%) over the amount reported for the same period in the previous year. The primary reason for this decrease is a drop in Chassis Group sales of $23.5 million (13.0%) between 2000 and 1999 for the period. This is primarily due to the fact that motorhome chassis sales were down 20.7%. This was tempered by increases in sales of fire truck chassis of 4.0%, transit bus sales of 53.4% and part sales of 24.1%. The increase in fire truck chassis sales is due to the consistency of the fire truck market, as mentioned earlier. Transit bus sales are up for the year due to increased sales to the Company's primary transit bus customer that are a result of a large order placed by that customer. Parts sales growth is evidence of the Company's continued emphasis on customer service.

The Company's EVTeam recorded sales increases over the prior year's first nine months. EVTeam sales were up $4.3 million (10.4%) in the current period over the prior year's period. The EVTeam's increase is primarily due to the fire truck market, which continues to be strong, as mentioned before.

Gross margin decreased from 15.0% for the nine months ended September 30, 1999 to 12.9% for the same period of 2000. This is partially due to the write-off of obsolete chassis inventory resulting from slow motorhome sales and the Company's decision to exit the transit bus market. In addition, the EVTeam operates at lower margins than the Chassis Group since the value added is only in the body rather than the complete vehicle. Thus, the gross margin on the body is diluted by the pass-through nature of the chassis cost.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Operating expenses increased from 9.1% of sales for the first nine months of 1999 to 10.1% for the same time frame in 2000. While operating expenses in dollars dropped (0.7%), sales volume dropped 9.6%, resulting in an increase in operating expenses as a percentage of sales. In the third quarter of 2000, the Chassis group reduced its salaried workforce by 20% in order to combat operating expenses in light of lower sales levels.

Discontinued Operations

As mentioned above, on September 27, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $3.9 and $4.1 million losses from operations of Carpenter reflect losses generated from operating the business segment during the nine months ended September 30, 2000 and 1999, respectively. The $6.1 million after-tax loss on disposal of Carpenter recorded during the first nine months of 2000 resulted from the decision to orderly liquidate the company. Details of Carpenter's net assets and liabilities at September 30, 2000 and December 31, 1999 are set forth in Note 5 to the condensed consolidated financial statements.

Total chassis orders received decreased 31.0% during the nine months period ended September 30, 2000 compared to the same period in 1999. This is primarily due to a decrease of 40.4% in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome, one-half of the bus/specialty, and one-third of the fire truck chassis orders received during the nine-month period ended September 30, 2000 were produced and delivered by September 30, 2000.

At September 30, 2000, the Company had $91.6 million in backlog compared with a backlog of $95.1 million at September 30, 1999. The majority of the decrease is due to transit bus chassis backlog, which has decreased 91.0% due to the fourth quarter 1999 bankruptcy filing by the Company's primary transit bus chassis customer, Metrotrans. This company made up the majority of the backlog number for transit bus chassis at September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2000, cash provided by operating activities from continuing operations was approximately $9.3 million, which was a $3.3 million, improvement over the $6.0 million of cash provided by operating activities from continuing operations for the nine months ended September 30, 1999. The Company's working capital decreased slightly ($3.5 million) from $41.9 million at December 31, 1999 to $38.4 million at September 30, 2000. See the "Condensed Consolidated Statements of Cash Flows" contained in this Form 10-Q for further information regarding the increase in cash and cash equivalents, from $35,797 at December 31, 1999 to $1,037,086 at September 30, 2000.

Shareholders' equity decreased approximately $12.0 million in the nine months ended September 30, 2000 to approximately $31.2 million. This change primarily is due to losses from discontinued operations of $10.0 million, the repurchase of Company stock of $4.2 million and dividends paid of $0.8 million, which were partially offset by net earnings from continuing operations of $3.0 million. The Company's debt to equity ratio increased to 86.9% on September 30, 2000 compared with 54.8% at December 31, 1999 due to the change in retained earnings that was brought about by the loss from discontinued operations and the repurchase of the Company's common stock.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. The Company also has a $4.75 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At September 30, 2000 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1.0 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line, which relates to Carpenter, carries an interest rate of 1/2% above the bank's prime rate (prime rate at September 30, 2000, was 9.5%) and has an expiration date of June 2001. This line of credit is secured by accounts receivable and inventory. Borrowings under this line totaled $4.0 million at September 30, 2000. It is anticipated that this line of credit will be paid down as Carpenter's assets are liquidated. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2001. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at September 30, 2000. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at September 30, 2000. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months, including an estimated $3.1 million of Carpenter liabilities guaranteed by the Company.

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

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," " intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:

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

          (b)          Reports on Form 8-K. During the third quarter ended September 30, 2000, the Company did not file any current reports on Form 8-K.

-17

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, Spartan Motors, Inc. has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2000	SPARTAN MOTORS, INC.

By /s/ Richard J. Schalter
Richard J. Schalter Secretary/Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

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