Form 10-K
period 2000-12-31
SPARTAN MOTORS INC
filed 2001-03-22
CIK 743238

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Aggregate Market Value as of February 20, 2001: $33,531,629

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of February 20, 2001: 10,518,077 shares

          Documents Incorporated by Reference

Portions of the definitive proxy statement for the Company's June 12, 2001, annual meeting of shareholders are incorporated by reference in Part III.

PART I

Item 1.  Business.

General

Spartan Motors, Inc. (the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. In June 1998, the Company restructured its operations into four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Motors Chassis"); Road Rescue, Inc., located in St. Paul, Minnesota ("Road Rescue"); Quality Manufacturing, Inc., located in Talladega, Alabama ("Quality"); and Luverne Fire Apparatus Co., Ltd., located in Brandon, South Dakota ("Luverne").

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

In its continued efforts to diversify, the Company completed the acquisitions of Quality and Luverne, two fire truck apparatus companies, in the third quarter of 1997, and Road Rescue, an emergency vehicle manufacturer, in the first quarter of 1998. The premium ambulance product manufactured by Road Rescue was a new market for the Company. The acquisition of an ambulance manufacturer has expanded the Company's product diversification and growth opportunities. The acquisitions have placed the Company in a position to take advantage of various opportunities, including coordinated purchasing efforts and improved supplier relations.

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise to continue to be the best value producer of custom vehicle products in both the national and international marketplace. Spartan Motors Chassis sells its custom chassis to three principal markets: fire truck, motorhome and specialty. Spartan Motors Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the other two principal chassis markets. Thus, in the past few years management has placed special emphasis on further market penetration in the fire truck market and diversification into the specialty chassis market.

On September 28, 2000, the Company's Board of Directors voted to cease funding of Carpenter Industries, Inc. ("Carpenter"), a 57.6%-owned manufacturer of school bus bodies, headquartered in Richmond, Indiana. The Board of Directors of Carpenter then passed a resolution on September 29, 2000 to begin the wind-down and orderly liquidation of Carpenter. As a result, beginning in the third quarter of 2000, this separate segment of the Company's business has been reported as a discontinued operation. The bus body builder has a small staff of five that is assisting with the orderly liquidation process.

The Company is an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer enthusiasm. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using internally or externally generated equity capital as its primary source of expansion capital.

The Company's Segments

The Company is organized into two principal groups, the Chassis Group and the Emergency Vehicle Team (EVTeam). For a description of certain financial information related to each group, see Note 13, Business Segments, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Chassis Group

The Chassis Group consists of Spartan Motors Chassis. Sales by the Chassis Group made up approximately 80.4%, 85.0% and 82.4% of the Company's consolidated sales for the years ended December 31, 2000, 1999 and 1998, respectively. Ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEM customers and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as ambulances, airport sweepers, utility trucks and crash-rescue apparatus. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility to profitably manufacture custom chassis with a specialized design which will serve customer needs more efficiently and economically than a standard, commercially-produced chassis.

Fire Truck Chassis

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

The Chassis Group strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. An example of this progressive approach is the new MR-1 emergency vehicle chassis and cab, which features 25% more useable floor space than conventional models. This industry-first design eliminates the large engine tunnel and allows ambulance drivers easy access to the rear without leaving the vehicle. Another innovative product is the ATR-1 4x4 chassis and cab, featuring the Spartan/Granning independent front suspension (IFS). Through the ATR-1, the Chassis Group was able to bring the IFS feature, which motorhome drivers appreciate, to the fire truck market. IFS places air bags as close to the wheel as possible, utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition, IFS reduces over-steer and under-steer, brake dive and wheel-to-wheel transfer of road shock to passengers and the body of the vehicle.

The Chassis Group monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products. For example, the Chassis Group helped introduce the Detroit Diesel Series 60 engine to the fire truck market, which is typically used in heavy-duty commercial applications. These engines allow fire trucks to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Chassis Group also worked with Cummins Engine Co. on the introduction of the N-14 and M-11 engines. This collaboration resulted in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the MD series and HD series Allison World Transmission, an improved wholly electronic automatic transmission design that provides better performance characteristics and improved service and maintenance capabilities.

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

Motorhome Chassis

The Chassis Group custom manufactures chassis to the individual specifications of its motorhome chassis OEM customers. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. The Chassis Group's motorhome chassis are separated into three major product series: (1) the "Summit" series chassis; (2) the "Mountain Master" series chassis; and (3) the "K-2" series chassis. These motorhome chassis are generally distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The Chassis Group designs and engineers modifications to these three basic product groups to meet customer requirements and to adapt the chassis to each OEM's specific manufacturing process. The Chassis Group continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

The Chassis Group recently developed a new motorhome chassis, the Me2, which is a mid-engine chassis featuring a rear-lift deck. The rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The mid-engine concept and rear-lift deck are all in the patent process.

Specialty Vehicle Chassis

The Chassis Group continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. The Company believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for cement mixers, airport tankers and other specialty uses, the Company believes it is well positioned to continue to take advantage of opportunities in this market.

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

Quality Manufacturing, Inc.

Quality engineers, manufactures and markets custom and commercially produced emergency vehicles at its headquarters in Talladega, Alabama. Approximately 90 associates produce pumper and aerial fire apparatus that are marketed through a dealer network covering North America. Quality focuses its efforts on high-end fire truck customers who desire to extend the life span of their emergency vehicles by purchasing premium products.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets premium, custom advanced-care ambulances and rescue vehicles at its headquarters in St. Paul, Minnesota. Road Rescue is a market leader in the design and manufacturing of Type I and Type III advanced care ambulances, especially medium-duty type vehicles, which represent one of the fastest growing segments of the emergency vehicle market. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employs approximately 140 associates.

Marketing

The Chassis Group markets its custom manufactured chassis primarily through the direct contact of its sales department with OEMs, dealers and end users. The EVTeam maintains dealer organizations that establish close working relationships through their sales departments with end users. These personal contacts focus on the quality of the group's custom products and allow the Company to keep customers updated on new and improved product lines and end users' needs.

In 2000, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes. In 2000, Company representatives also attended trade shows in Europe to introduce, promote and expand the Chassis Group's product lines into international markets. Sales made to external customers outside the United States were $3.4 million, $2.4 million and $4.5 million for the years ended December 31, 2000, 1999 and 1998, respectively.

The Company's sales, marketing and communication team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of six salespeople based in Charlotte, Michigan and 12 salespeople located throughout North America, including the independent sales forces of Luverne, Quality and Road Rescue.

Competition

The principal methods of competitive advantages utilized by the Company include length of engineering reaction time, customized design, product and service quality and speed of delivery. The Company competes with companies, some of which are divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company, that manufacture chassis for similar markets. Certain competitors are vertically integrated and manufacture their own commercial chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the market compared to its competition. The market share in both the custom chassis market and the emergency vehicle market is fragmented and the Company believes that no one company has a dominant market position.

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

The EVTeam products are manufactured and assembled in each of their respective subsidiary facilities. The chassis for the products are purchased from the Chassis Group and from outside commercially produced chassis manufacturers. The facilities do not use fully automated assembly lines since each vehicle is manufactured to meet specifications of an end user order. The chassis is rolled down the assembly line on temporary wheels as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

The Company believes that the assembly facilities of its subsidiaries are sufficient for current product production and capacity increases can be achieved at relatively low cost, largely by increasing the number of production associates or adding additional shifts.

Suppliers

An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Cummins Engine Co., Allison Division of General Motors Corporation, Tuthill Transport Technologies, Arvin-Meritor, Inc., St. Clair Technologies, Marion Body Works, Inc., Thomas Fabrication & Design, and Michelin Tire Corporation. The Company is able to better control production costs due to its high volume purchasing power with these component suppliers. The additional joint volume buying power of the Company's subsidiaries, and a purchasing alliance with Federal Signal Corporation, have helped to further control and reduce per piece component costs.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. For more information concerning the Company's expenditures on research and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in Item 7 of this Form 10-K.

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

Patents, Trademarks, Licenses and Franchises

The Company has three patents, one copyright and one service mark, which expire between 2004 and 2017. The Company also has seven trademarks, three registered in the United States and one each in Mexico, New Zealand, Peru and Papua New Guinea. Five of these registered trademarks are of the Spartan insignia and limit the right of use exclusively to the Company. Although the trademarks expire between 2002 and 2008, renewals currently are available under trademark laws.

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

Associates

The Company and its subsidiaries employed approximately 765 full-time associates as of February 20, 2001. Management presently considers its relations with associates to be positive.

Customer Base

In 2000, the Company's customer base included two major customers. Sales in 2000 to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were approximately $45.9 million and sales to Newmar Corp. ("Newmar") were approximately $47.8 million. These numbers compare to sales of approximately $58.6 million to Fleetwood and $65.7 million to Newmar in 1999 and approximately $62.8 million to Fleetwood and $40.6 million to Newmar in 1998. Sales to customers classified as major amounted to 37.3%, 43.7% and 41.1% of total revenues in 2000, 1999 and 1998, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

Backlog Orders

At December 31, 2000, the Company had backlog orders for the Chassis Group of approximately $54.0 million, compared with a backlog of approximately $53.0 million at December 31, 1999. At December 31, 2000, the Company had backlog orders for the EVTeam of approximately $47.9 million compared with a backlog of approximately $28.2 million at December 31, 1999.

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
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing and Warehousing	Owned	51,000

Spartan Motors, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales and Marketing	Owned	44,000

Spartan Motors, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development and Manufacturing	Owned	50,000

Spartan Motors, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, and Warehousing	Owned	140,000

Spartan Motors, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing and Receiving	Leased	42,000

Spartan de Mexico S.A. de C.V.	Acceso III S-N, Queretaro, Mexico	Manufacturing and Warehousing	Owned	100,000*

Luverne Fire Apparatus Co., Ltd.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, and Warehousing	Leased	35,000

Quality Manufacturing, Inc.	1420 Nimitz Avenue Talladega, Alabama	General Offices, Manufacturing and Warehousing	Owned	65,000

Road Rescue, Inc.	1133 Rankin Street Saint Paul, Minnesota	General Offices, Manufacturing and Warehousing	Leased	93,000

Carpenter Industries, Inc.	1100 Industries Rd. Richmond, Indiana	General Offices, Manufacturing and Warehousing	Owned	530,000*
__________________________
*Currently idle

Item 3.  Legal Proceedings.

At December 31, 2000, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position will not be materially affected by the final outcome of these legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2000, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.  Market For Registrant's Common Stock and Related Shareholder Matters.

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

On November 9, 1999, the Board of Directors authorized management to repurchase up to 2,000,000 shares of the Company's common stock from that date forward. In addition, the Board authorized the Company's officers to establish a systematic pattern of stock repurchases necessary for other corporate purposes, such as to fulfill the subsequent re-issuance needs for the Company's stock option plan. Management repurchased 1,755,900 shares during the year ended December 31, 2000, which completed the 2,000,000-share buyback. Repurchase of common stock is contingent upon market conditions. The treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act.

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by The Nasdaq Stock Market:
	High	Low
Year Ended December 31, 2000:
First Quarter	$4.625	$3.813
Second Quarter	4.875	3.938
Third Quarter	4.313	2.250
Fourth Quarter	3.000	1.125

Year Ended December 31, 1999:
First Quarter	$6.313	$4.063
Second Quarter	6.406	4.875
Third Quarter	6.563	4.875
Fourth Quarter	5.500	3.750

The Company declared cash dividends of $0.07 per outstanding share on May 30, 2000 and $0.07 per outstanding share on May 18, 1999, to shareholders of record on June 7, 2000 and May 31, 1999, respectively.

The number of shareholders of record of the Company's common stock on February 20, 2001 was 791.

Item 6.  Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2000, has been derived from Consolidated Financial Statements of the Company, which have been audited by the Company's independent auditors, Ernst & Young LLP, with respect to the years ended December 31, 2000, 1999 and 1998. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.
Five-Year Operating and Financial Summary (In Thousands of Dollars, Except Per Share Data)

	2000	1999	1998	1997	1996
Sales	$251,406	$284,638	$251,638	$178,641	$174,677
Cost of products sold	218,114	244,268	216,296	155,291	148,629
Gross profit	33,292	40,370	35,342	23,350	26,048
Operating expenses:
Research and development	6,341	6,590	5,404	4,692	4,194
Selling, general & administrative	19,010	22,832	18,221	15,801	14,264
Operating income	7,941	10,948	11,717	2,857	7,590
Other	(889)	(994)	(165)	52	685
Earnings before loss on closure and taxes
on income	7,052	9,954	11,552	2,909	8,275
Loss on closure of Mexican subsidiary	--	--	--	--	4,423
Taxes on income	2,142	3,061	4,236	630	1,532
Net earnings from continuing operations	4,910	6,893	7,316	2,279	2,320
Discontinued operations:
Loss from operations of Carpenter	3,901	8,284	3,831	15,403	--
Loss on disposal of Carpenter	6,619	--	--	--	--
Net earnings (loss)	$(5,610)	$(1,391)	$3,485	$(13,124)	$2,320

Basic and diluted earnings (loss) per share:
Net earnings from continuing operations	$0.43	$0.55	$0.59	$0.18	$0.18
Discontinued operations	(0.92)	(0.66)	(0.31)	(1.24)	--
Basic and diluted earnings (loss) per share	$(0.49)	$(0.11)	$0.28	$(1.06)	$0.18

Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.05
Basic weighted average common shares
outstanding	11,493	12,483	12,507	12,381	12,541
Diluted weighted average common shares
outstanding	11,496	12,500	12,536	12,418	12,602
Balance Sheet Data:
Net working capital	$38,057	$41,867	$45,208	$41,429	$54,840
Total assets	98,305	122,698	125,916	81,245	79,683
Long-term debt, continuing operations	24,504	23,119	22,265	9,604	5,207
Shareholders' equity	30,653	43,178	45,133	47,489	61,405

The five-year summary above should be read in conjunction with Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:
	2000		1999		1998

Sales	100.0%		100.0%		100.0%
Cost of products sold	86.8%		85.8%		86.0%
Gross profit	13.2%		14.2%		14.0%
Operating expenses:
Research and development	2.5%		2.3%		2.1%
Selling, general & administrative	7.5%		8.0%		7.2%
Operating income	3.2%		3.9%		4.7%
Other	(0.3%	)	(0.4%	)	(0.1%	)
Earnings before taxes on income	2.9%		3.5%		4.6%
Taxes on income	0.9%		1.1%		1.7%
Net earnings from continuing operations	2.0%		2.4%		2.9%
Discontinued operations:
Loss from operations of Carpenter	1.6%		2.9%		1.5%
Loss on closure of Carpenter	2.6%		--		--
Net earnings (loss)	(2.2%	)	(0.5%	)	1.4%

          Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Continuing Operations

For the year ended December 31, 2000, consolidated sales decreased $33.2 million (11.7%) over the amount reported for the previous year. The majority of this decrease is due to a $39.9 million (16.5%) decrease in sales of the Chassis Group. This decrease is partially offset by an increase in sales by the EVTeam. This segment recorded an increase of $4.9 million (8.9%) over the prior year, due to the fire truck and ambulance markets not being affected by the fluctuations in the economy.

Within the Chassis Group, the motorhome chassis line had sales decline 25.2% over the 1999 fiscal year. Rising interest rates, coupled with higher crude oil prices and a fluctuating stock market, have contributed to the slower demand in the motorhome market. In response to the softening market, the Chassis Group has developed a new chassis, the Me2, which is a mid-engine chassis featuring a rear-lift deck. The rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The mid-engine concept and rear-lift deck are all in the patent process.

The Chassis Group's other primary product line, fire truck chassis, had an increase of 6.2% in sales for the year ended December 31, 2000 over the year ended December 31, 1999. All significant fire truck chassis platforms experienced growth over the prior year due to a strong market.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Transit bus chassis sales for 2000 increased 35.5% over 1999, as the Company winds down its transit bus backlog. The Company decided during 2000 to transition out of the transit bus market. For the year ended December 31, 2000, sales for school bus chassis and specialty chassis declined approximately 84.8% and 42.1%, respectively, compared to the year ended December 31, 1999. The decrease in school bus chassis sales can be attributed to lower sales to the Chassis Group's primary customer, Carpenter. As mentioned earlier, in September of 2000 Carpenter began an orderly liquidation through an assignment for the benefit of creditors. See Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements.

Gross margin dropped from 14.2% in 1999 to 13.2% in 2000. This is due to higher EVTeam sales and lower Chassis Group sales. The EVTeam operates at lower margins than the Chassis Group since the value added is only in the body rather than the complete vehicle. Thus, the gross margin on the body is diluted by the pass-through nature of the chassis cost.

Selling, general and administrative expenses decreased from 8.0% of sales for year ended December 31, 1999 to 7.5% for the year ended December 31, 2000. This is due to a proactive move by the Chassis Group. During the third quarter of 2000, the Chassis Group reduced its salaried workforce by 20% in order to combat operating expenses in light of lower sales levels.

The decrease in the Company's income taxes is due to lower earnings before taxes in 2000 when compared to 1999. The effective tax rate for 2000 was 30.4%, which is consistent with the 1999 effective tax rate of 30.8%. See Note 5, Taxes on Income , of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. During the fourth quarter of 2000, Carpenter completed the remaining items in its backlog and ceased production. As part of its assignment for the benefit of creditors, Carpenter is accepting offers for its land and building and will be disposing of many assets in an auction to be held at the end of March 2001. Carpenter sales for the years ended December 31, 2000, 1999 and 1998, which have been properly removed from the restated consolidated totals, were $24.9 million, $21.5 million and $3.7 million, respectively. The $3.9 million, $8.3 million and $3.8 million losses from operations of Carpenter reflect losses generated from operating the business segment during 2000 through September 29, 2000 and the 1999 and 1998 years, respectively. The $6.6 million after-tax loss on disposal of Carpenter resulted from the decision to orderly liquidate the company and this amount included approximately $1.8 million for anticipated operating losses during the phase-out period. Details of Carpenter's net assets and liabilities at December 31, 2000 and 1999 are set forth in Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements.

          Year Ended December 31, 1999 compared to Year Ended December 31, 1998

For the year ended December 31, 1999, consolidated sales increased $33.0 million (13.1%) over the amount reported for the previous year. The majority of this increase is due to a $34.7 million increase in sales of the Chassis Group. Sales by the EVTeam also increased over the prior year by $3.2 million from $51.9 million in 1998 to $55.1 million in 1999. Lastly, intercompany chassis sales increased $4.9 million from $7.5 million in 1998 to $12.4 million in 1999. These sales had to be eliminated from consolidated revenues. Before the acquisitions, these chassis sales would have been considered revenues for the Company.

Within the Chassis Group, the product line that showed the most growth over the prior year is the motorhome chassis line. Sales of this product increased 29.2% over the prior year. The increase in motorhome chassis sales directly relates to the revenue and market share increases by the combined efforts of the Company's two largest customers, Fleetwood and Newmar.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Fire truck chassis sales for the year ended December 31, 1999 increased 26.2% over the year ended December 31, 1998. All significant fire truck chassis lines experienced growth over the prior year due to a stronger market. Transit bus chassis sales for 1999 decreased 75.6% over 1998, primarily due to the financial difficulties and subsequent bankruptcy filing of a primary bus customer of the Company, Metrotrans Corp. This bankruptcy also resulted in the Company writing off inventory and accounts receivable totaling $6 million during the fourth quarter of 1999. These write-offs are the primary reason for the higher selling, general and administrative expenses as a percentage of sales. The write-offs had less of an impact on gross margin as higher sales of the Chassis Group produced higher operating efficiencies that mitigated the effect.

For the year ended December 31, 1999, sales for school bus chassis and specialty chassis declined approximately 40.9% and 61.1%, respectively, compared to the year ended December 31, 1998. The decrease in school bus chassis can be attributed to lower sales to the Chassis Group's primary customer, Carpenter.

Other income/expense changed $0.8 million primarily due to an increase in interest expense of 32.4%. This was a result of higher average debt outstanding during 1999. The decrease in the Company's income taxes is primarily due to lower earnings before taxes in 1999 when compared to 1998. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 14, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 2000, cash provided by continuing operating activities was approximately $13.0 million, which was a $1.3 million improvement over the $11.7 million of cash provided by continuing operating activities for the year ended December 31, 1999. The Company's working capital decreased by $5.2 million from $41.9 million in 1999 to $36.7 million in 2000. See the "Consolidated Statement of Cash Flows" contained in this Form 10-K for further information regarding the increase in cash and cash equivalents, from $35,797 as of December 31, 1999, to $535,030 as of December 31, 2000. See "Item 6--Selected Financial Data" for a five-year comparison of working capital.

Shareholders' equity decreased approximately $12.5 million to $30.7 million as of December 31, 2000. This change is primarily the result of a net loss of $5.6 million, dividends of $0.8 million paid on July 3, 2000 and payments of $6.1 million to acquire 1,755,900 shares of the Company's common stock. See the "Consolidated Statements of Shareholders' Equity" contained in this Form 10-K for further information regarding the changes in shareholders' equity.

The Company's primary line of credit is a $30 million revolving note payable to a bank. The Company also has a $4 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2000 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 2000, was 9.5%) and has an expiration date of June 2001. This line of credit is secured by accounts receivable and inventory and is guaranteed by the Company. Borrowings under this line totaled $3.8 million at December 31, 2000.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2001. This line of credit is secured by accounts receivable, inventory and equipment. There were borrowings of $30,000 on this line at December 31, 2000. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on this line at December 31, 2000. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

Forward-Looking Statements

This Form 10-K contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including:
•

Changes in existing product liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices: these laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active, for example, laws regulating the design or manufacture of emergency vehicles or regulations issued by the National Fire Protection Association; in either case, our profitability could be injured due to an industry-wide market decline or due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

•

Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs.

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

•	Factors that impact our attempts to expand internationally, such as the introduction of trade barriers in the United States or abroad.

•	Changes in relationships with major customers: an adverse change in our relationships with major customers would have a negative impact on our earnings and financial position.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Item 8.  Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2000	1999
ASSETS
Current assets:
Cash and cash equivalents	$ 535,030	$ 35,797
Accounts receivable, less allowance for doubtful accounts
of $599,000 in 2000 and $567,000 in 1999	32,070,887	36,514,507
Inventories	30,437,792	39,580,734
Deferred tax benefit	4,023,269	3,487,305
Federal taxes receivable	5,697,352	1,427,945
Other current assets	944,406	834,404
Current assets of discontinued operations	3,783,007	9,053,994
Total current assets	77,491,743	90,934,686

Property, plant and equipment, net	10,595,662	11,127,360
Goodwill, net of accumulated amortization of $1,295,000 in 2000
and $878,000 in 1999	4,960,421	5,419,417
Deferred tax benefit	1,183,836	--
Other assets	359,811	527,189
Long-term assets of discontinued operations	3,713,884	14,689,091
TOTAL ASSETS	$ 98,305,357	$122,697,743

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 19,182,332	$ 22,406,392
Notes payable	30,000	35,000
Other current liabilities and accrued expenses	3,701,040	1,386,557
Accrued warranty	3,973,331	3,303,778
Accrued customer rebates	421,338	629,311
Accrued compensation and related taxes	1,633,117	1,691,664
Accrued vacation	1,018,989	1,108,664
Deposits from customers	2,458,566	3,652,964
Current portion of long-term debt	915,238	522,586
Current liabilities of discontinued operations	6,100,868	14,331,179
Total current liabilities	39,434,819	49,068,095

Long-term debt, less current portion	24,503,809	23,119,047
Long-term liabilities of discontinued operations	3,713,884	7,332,160

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized, issued
10,518,077 shares and 12,273,977 shares as of December 31, 2000
and 1999, respectively	105,181	122,740
Additional paid in capital	20,271,653	23,645,151
Retained earnings	10,276,011	19,410,550
Total shareholders' equity	30,652,845	43,178,441
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 98,305,357	$122,697,743

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2000	1999	1998

Sales	$ 251,405,660	$ 284,637,910	$ 251,638,240
Cost of products sold	218,113,677	244,268,314	216,295,751
Gross profit	33,291,983	40,369,596	35,342,489

Operating expenses:
Research and development	6,341,169	6,589,681	5,403,691
Selling, general and administrative	19,009,446	22,832,264	18,221,159
Operating income	7,941,368	10,947,651	11,717,639

Other income / (expense):
Interest expense	(1,617,771)	(1,450,062)	(1,095,299)
Interest and other income	728,912	456,550	929,985
Earnings before taxes on income	7,052,509	9,954,139	11,552,325

Taxes on income	2,142,000	3,061,000	4,236,000
Net earnings from continuing operations	4,910,509	6,893,139	7,316,325

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	3,900,853	8,284,273	3,831,328
Loss on disposal of Carpenter, including provision
of $1,775,000 for operating losses during phase-out
period (less applicable income tax benefit of
$6,422,000)	6,619,174	--	--
Net earnings (loss)	$ (5,609,518)	$ (1,391,134)	$ 3,484,997

Basic and diluted net earnings (loss) per share:
Net earnings from continuing operations	$ 0.43	$ 0.55	$ 0.59
Loss from discontinued operations:
Loss from operations of Carpenter	(0.34)	(0.66)	(0.31)
Loss on disposal of Carpenter	(0.58)	--	--
Basic and diluted net earnings (loss) per share	$ (0.49)	$ (0.11)	$ 0.28

Basic weighted average common shares outstanding	11,493,000	12,483,000	12,507,000

Diluted weighted average common shares outstanding	11,496,000	12,500,000	12,536,000

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
					Accumulated Other Comprehensive Income (Loss)
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Valuation Allowance	Total

Balance at January 1, 1998	12,335,960	$ 123,360	$ 22,700,965	$ 24,683,476	$ (18,079)	$ 47,489,722

Purchase and constructive retirement of stock	(51,600)	(516)	(94,785)	(198,434)		(293,735)
Stock options exercised	12,400	124	63,141			63,265
Shares issued in acquisition of subsidiary	240,131	2,401	1,483,423			1,485,824
Dividends paid ($0.07 per share)				(879,655)		(879,655)
Minority interest in shareholders' deficit of subsidiary at acquisition				(6,207,290)		(6,207,290)
Comprehensive income:
Net earnings				3,484,997		3,484,997
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $6,000)					(10,343)	(10,343)
Total comprehensive income						3,474,654
Balance at December 31, 1998	12,536,891	125,369	24,152,744	20,883,094	(28,422)	45,132,785

Purchase and constructive retirement of stock	(264,100)	(2,641)	(509,714)	(582,946)		(1,095,301)
Stock options exercised	4,700	47	8,961			9,008
Shares issued in purchase price adjustment
related to acquisition of subsidiary	39,149	392	248,711			249,103
Minority funding of shareholders' deficit of subsidiary				750,000		750,000
Dividends paid ($0.07 per share)				(877,430)		(877,430)
Assets sold in exchange for stock	(42,663)	(427)	(255,551)			(255,978)
Conversion of non-voting shares of stock of subsidiary to voting shares				628,966		628,966
Comprehensive loss:
Net loss				(1,391,134)		(1,391,134)
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $16,400)					28,422	28,422
Total comprehensive loss						(1,362,712)
Balance at December 31, 1999	12,273,977	122,740	23,645,151	19,410,550	--	43,178,441

Purchase and constructive retirement of stock	(1,755,900)	(17,559)	(3,388,887)	(2,714,276)		(6,120,722)
Dividends paid ($0.07 per share)				(810,745)		(810,745)
Other			15,389			15,389
Comprehensive loss:
Net loss				(5,609,518)		(5,609,518)
Balance at December 31, 2000	10,518,077	$ 105,181	$ 20,271,653	$ 10,276,011	$ 0	$ 30,652,845

See Notes to Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2000	1999	1998
Cash flows from operating activities:
Net earnings from continuing operations	$ 4,910,509	$ 6,893,139	$ 7,316,325
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,239,472	2,552,415	2,375,290
Gain on disposal of assets and investment securities	(24,272)	(390,914)	(73,742)
Decrease (increase) in assets net of effects of acquisition of subsidiaries:
Accounts receivable	4,443,620	4,615,612	(13,904,505)
Inventories	9,195,182	(3,516,611)	(7,653,999)
Deferred tax benefit	(1,719,800)	(1,338,438)	908,720
Federal taxes receivable	(4,269,407)	(1,427,945)	513,379
Other assets	57,376	(340,662)	259,608
Increase (decrease) in liabilities net of effects of acquisition of subsidiaries:
Accounts payable	(3,224,060)	3,407,860	5,617,758
Other current liabilities and accrued expenses	2,314,483	851,116	(1,027,502)
Accrued warranty	669,553	430,031	(136,743)
Accrued customer rebates	(207,973)	66,159	(132,215)
Taxes on income	--	(1,446,432)	(261,658)
Accrued vacation	(89,675)	132,084	110,438
Accrued compensation and related taxes	(58,547)	505,705	(411,963)
Deposits from customers	(1,194,398)	728,956	(764,498)
Total adjustments	8,131,554	4,828,936	(14,581,632)
Net cash provided by (used in) continuing operating activities	13,042,063	11,722,075	(7,265,307)
Net cash used in discontinued operating activities	(6,154,146)	(11,151,424)	(11,339,712)
Net cash provided by (used in) operating activities	6,887,917	570,651	(18,605,019)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,282,394)	(1,876,100)	(774,002)
Proceeds of sale of property, plant and equipment	38,374	38,601	171,724
Purchases of investment securities	--	--	(364,976)
Proceeds from sales of investment securities	--	500,000	2,731,869
Minority interest contributions	(1,000)	750,000	2,584,627
Proceeds from sale of assets	--	1,329,995	--
Acquisition of subsidiaries, net of cash received	--	(249,103)	(1,655,043)
Net cash provided by (used in) investing activities	(1,245,020)	493,393	2,694,199
Cash flows from financing activities:
Proceeds from notes payable	--	--	255,000
Payments on notes payable	(5,000)	(162,000)	(291,177)
Proceeds from long-term debt	2,800,000	1,395,712	12,646,215
Payments on long-term debt	(1,022,586)	(18,776)	(680,991)
Net proceeds from exercise of stock options	--	9,008	63,265
Purchase of treasury stock	(6,120,722)	(1,095,301)	(293,735)
Payment of dividends	(810,745)	(877,430)	(879,655)
Other	15,389	--	--
Net cash provided by (used in) financing activities	(5,143,664)	(748,787)	10,818,922
Net increase (decrease) in cash and cash equivalents	499,233	315,257	(5,091,898)
Cash and cash equivalents at beginning of year	35,797	(279,460)	4,812,438
Cash and cash equivalents at end of year	$ 535,030	$ 35,797	$ (279,460)

Supplemental disclosures: Cash paid for interest was $2,104,000, $1,894,600 and $994,500 for 2000, 1999 and 1998, respectively. Cash paid for income taxes was $1,655,000, $6,698,000 and $1,472,000 for 2000, 1999 and 1998, respectively.

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the "Company") is an international engineer and manufacturer of custom motor vehicle chassis and bodies. The Company's principal chassis markets are fire trucks, motorhomes and specialty vehicles. The Company has additional subsidiaries included in its consolidated financial statements that are manufacturers of bodies for various markets including fire trucks and ambulances.

Revenue Recognition. The Company recognizes revenue when title to its product passes to the customer. This occurs when production and testing of the product has been completed and the product has been tendered for delivery.

Shipping and Handling Costs. Costs incurred related to the shipment and handling of products are classified in cost of products sold.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries: Spartan Motors Chassis, Inc., Spartan Motors Foreign Sales Corporation, Inc., Quality Manufacturing, Inc., Luverne Fire Apparatus Co., Ltd. and Road Rescue, Inc. ("Road Rescue"). Carpenter Industries, Inc. ("Carpenter") is a 57.6% owned subsidiary that, effective September 29, 2000, is accounted for as a discontinued operation (see Note 12). All material intercompany transactions have been eliminated.

Cash and Cash Equivalents include cash on hand, cash on deposit and money market funds. The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Inventories are stated at the lower of cost or market. Cost for approximately 51.9% (58.2% in 1999) of inventories is determined using the last-in, first-out (LIFO) cost method. Cost for the remaining inventory is determined using the lower of first-in, first-out (FIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

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

Earnings Per Share. Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shares outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period calculated. The effect of dilutive stock options was 3,000, 17,000 and 29,000 at December 31, 2000, 1999 and 1998, respectively.

Concentrations of Credit Risk. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Such losses consistently have been within management's expectations. Two customers represented approximately 21% and 25% of the Company's trade accounts receivable at December 31, 2000 and 1999, respectively.

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

Use of Estimates. The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

New Accounting Standards Not Yet Adopted. In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company is required to adopt Statement No. 133 beginning in the first quarter of 2001. Management does not anticipate that the adoption of the new statement will have any effect on the earnings or financial position of the Company since the Company does not utilize derivatives.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	2000	1999

Finished goods	$ 6,291,203	$ 7,469,777
Raw materials and purchased components	18,882,881	28,802,183
Work in process	7,190,832	7,187,079
Obsolescence reserve	(1,927,124)	(3,878,305)

TOTAL	$ 30,437,792	$ 39,580,734

For 2000 and 1999, inventory valued at LIFO was approximately the same as inventory valued using the FIFO method.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:
	December 31,
	2000	1999

Land and improvements	$ 1,041,382	$ 1,004,916
Buildings and improvements	11,416,639	11,105,969
Plant machinery and equipment	3,870,005	3,643,861
Furniture and fixtures	6,177,219	5,942,616
Vehicles	999,376	1,090,933
Construction in process	76,946	195,869

Total	23,581,567	22,984,164
Less accumulated depreciation	12,985,905	11,856,804

Net property, plant and equipment	$ 10,595,662	$ 11,127,360

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2000, 1999 and 1998 was $1,157,000, $851,000 and $1,038,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $816,000 in 2001; $714,000 in 2002; $255,000 in 2003; $164,000 in 2004; $104,000 in 2005; and $400,000 thereafter.

NOTE 5 - TAXES ON INCOME

Income tax expense (credit) attributable to continuing operations is summarized as follows:
	Year Ended December 31,
	2000	1999	1998
Current:
Federal	$ 3,402,800	$ 3,747,000	$ 3,005,000
State	459,000	652,000	323,000
Total current	3,861,800	4,399,000	3,328,000
Deferred:
Federal	(1,589,800)	(1,253,000)	852,000
State	(130,000)	(85,000)	56,000
Total deferred	(1,719,800)	(1,338,000)	908,000

TOTAL PROVISION FOR INCOME TAXES	$ 2,142,000	$ 3,061,000	$ 4,236,000

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings (loss) before taxes on income from continuing operations, and the actual tax expense are as follows:
	Year Ended December 31,
	2000		1999		1998
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$ 2,398,000	34.00%	$ 3,384,000	34.00%	$ 3,928,000	34.00%
Increase (decrease) in income taxes
resulting from:
Foreign Sales Corporation	(40,000)	(0.57)	(17,000)	(0.17)	(119,000)	(1.03)
Nondeductible expenses	94,000	1.33	43,000	0.43	41,000	0.35
State tax expense	217,000	3.08	312,000	3.13	302,000	2.61
Reversal of prior year tax accruals	(520,000)	(7.37)	(607,000)	(6.10)	--	--
Municipal income	--	--	--	--	(21,000)	(0.18)
Other	(7,000)	(0.10)	(54,000)	(0.54)	105,000	0.91
TOTAL	$ 2,142,000	30.37%	$ 3,061,000	30.75%	$ 4,236,000	36.67%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2000	1999
Current Asset (Liability):
Additional capitalized inventory costs	$ 127,000	$ 125,000
Vacation accrual	382,000	412,000
Warranty reserve	1,878,000	1,217,000
Inventory allowance	704,000	1,508,000
Allowance for doubtful accounts	219,000	208,000
Charitable contribution carryover	614,000	225,000
Other	99,269	(207,695)

Total	$ 4,023,269	$ 3,487,305

Non-Current Asset:
Charitable contribution carryover	$ 1,020,000	$ --
Capital loss on investment in Carpenter	10,097,000	--
Valuation allowance for capital loss carryforward	(10,097,000)	--
Other	163,836	--

Total	$ 1,183,836	$ --

The Company's loss on its investment in the stock of its 57.6% owned subsidiary, Carpenter, has generated a capital loss for the 2000 tax year. Since the Company currently has no capital gains to offset against the capital loss, the Company has recorded a valuation allowance for approximately $10.0 million that reserves in full the deferred tax asset related to this loss carryover. Future capital gains, up to approximately $10.0 million, would be offset against these capital losses.

NOTE 6 - DEBT
	December 31,
	2000	1999
Long-term debt consists of the following:

Revolving note payable to bank, with interest payable daily
   at the Eurodollar rate plus an applicable margin ranging
   from 1.0% to 2.5%, depending on the level of leverage
   maintained by the Company, the average of which was
   7.52% during 2000, due February 28, 2003, secured by the
   Company's assets

	$ 21,400,000	$ 18,600,000
Term note payable to bank, with interest payable monthly at the 30 day LIBOR rate, the average of which was 6.45% during 2000, due February 28, 2003, secured by the Company's assets	4,000,000	5,000,000
Other	19,047	41,633
Subtotal	25,419,047	23,641,633
Less current portion of long-term debt	915,238	522,586
Total	$ 24,503,809	$ 23,119,047

The aggregate amounts of maturities on long-term debt for the subsequent years are as follows: $2,003,809 in 2002; and $22,500,000 in 2003.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - DEBT (Continued)

The Company's primary line of credit is a $30 million revolving note payable to a bank. The Company also has a $4 million term note. Under the terms of the credit agreement for the line of credit and term note, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2000 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit for $1 million and secured lines of credit for $0.2 million and $4.3 million. The $4.3 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 2000, was 9.5%) and has an expiration date of June 2001. This line of credit is secured by accounts receivable and inventory and is guaranteed by the Company. Borrowings under this line totaled $3.8 million at December 31, 2000. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2001. This line of credit is secured by accounts receivable, inventory and equipment. There were borrowings of $30,000 on this line at December 31, 2000. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on this line at December 31, 2000. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

NOTE 7 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two customers classified as major customers in 2000, 1999 and 1998:
	2000		1999		1998
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

A	$45,898,000	$ 4,402,000	$58,584,000	$ 6,191,000	$62,800,000	$ 4,960,000
B	47,756,000	2,429,000	65,664,000	3,237,000	40,570,000	3,350,000

NOTE 8 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Chassis Group employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $384,000, $325,000 and $300,000 in 2000, 1999 and 1998, respectively. The Company's policy is to fund plan costs accrued.

NOTE 9 - STOCK OPTIONS

The Company has incentive stock option plans covering certain employees. Shares reserved for options under these plans total 4,100,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

The Company has a stock option and a restricted stock plan for outside market advisors. Shares reserved for options under this plan total 200,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the grant date. Compensation expense is recognized for all options granted under this plan, in accordance with FASB Statement 123, Accounting and Disclosure of Stock-Based Compensation.

The Company has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 900,000 and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK OPTIONS (Continued)

Activity for the years ended December 31, 2000, 1999 and 1998 is as follows for all plans:
	Price Range	Weighted- Average Exercise Price	Option Shares

Balance at January 1, 1998	$1.55-$15.95	$9.50	1,765,320

Options granted	$5.19-$7.25	$6.21	520,395
Options exercised	$1.73-$12.67	$5.17	(12,400)
Options expired	$1.55-$15.95	$9.60	(120,175)

Balance at December 31, 1998	$1.73-$14.58	$8.74	2,153,140

Options granted	$4.38-$6.19	$5.75	548,240
Options exercised	$1.73-$6.19	$1.92	(4,700)
Options expired	$1.73-$14.58	$8.50	(162,430)

Balance at December 31, 1999	$1.73-$14.58	$8.16	2,534,250

Options granted	$2.50-$4.19	$4.14	542,410
Options exercised	--	--	--
Options expired	$1.73-$14.58	$7.62	(379,610)

Balance at December 31, 2000	$2.50-$14.50	$7.43	2,697,050

The following table summarizes information regarding stock options outstanding at December 31, 2000 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/00	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/00	Weighted-Average Exercise Price

$2.50-$2.66	15,500	9.7	$ 2.63	15,500	$ 2.63
$4.03-$5.88	964,735	8.9	$ 4.94	964,735	$ 4.94
$6.13-$8.80	1,234,870	6.2	$ 7.14	1,234,870	$ 7.14
$10.50-$14.50	481,945	2.9	$ 13.32	481,945	$ 13.32
$2.50-$14.50	2,697,050	6.6	$ 7.43	2,697,050	$ 7.43

The estimated fair value of options granted was $2.08, $2.61 and $2.52 per share in 2000, 1999, and 1998, respectively.

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock options granted to employees or directors. Accordingly, no compensation cost has been recognized for grants to employees or directors under its stock option plans covering employees. Had compensation for these plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2000, 1999 and 1998, would have been reduced to the pro forma amounts indicated below.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK OPTIONS (Continued)
	2000	1999	1998
Net earnings (loss)
As reported	$(5,609,518)	$(1,391,134)	$3,484,997
Pro forma	(6,736,227)	(2,762,098)	2,210,975

Net earnings (loss) per share
As reported	$(0.49)	$(0.11)	$0.28
Pro forma	(0.59)	(0.22)	0.18

The fair market value of options granted under the Company's stock option plans during 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: no dividend yield; expected volatility of 48.0%; risk free interest rate of 6.23%; and expected lives of five years. The following weighted-average assumptions were used for 1999 and 1998: no dividend yield; expected volatility of 41.8%; risk free interest rate of 5.73%; and expected lives of five years.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. At December 31, 2000, the Company had outstanding letters of credit totaling $0.2 million.

At December 31, 2000, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with lending institutions, which have provided floor plan financing to OEMs. These agreements provide for the repurchase of products from the lending institution in the event of the OEM's default. The total contingent liability on December 31, 2000 was approximately $7.9 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or operating results.

NOTE 11 - PURCHASE OF TREASURY STOCK

On November 9, 1999, the Company's Board of Directors authorized management to repurchase up to 2,000,000 of the Company's common stock from that date forward. In addition, the Board authorized the Company's officers to establish a systematic pattern of stock repurchases necessary for other corporate purposes, such as to fulfill the subsequent re-issuance needs for the Company's stock option plan. Repurchase of the common stock is contingent upon market conditions. No expiration date was set for the completion of the repurchase program. Subsequent to the authorization, during 1999 the Company repurchased 244,100 shares at an average market price of approximately $4.13 per share. During 2000 the Company repurchased 1,755,900 shares at an average market price of approximately $3.49 per share. All treasury stock has been constructively retired in accordance with the Michigan Business Corporation Act applicable to all Michigan corporations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - DISCONTINUED OPERATIONS

As of October 23, 1998, the Company has consolidated its majority-owned subsidiary, Carpenter, and recognized 100% of its operating results. On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets is being accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Carpenter sales for the years ended December 31, 2000, 1999 and 1998, which have been properly removed from the restated consolidated sales totals, were $24.9 million, $21.5 million and $3.7 million, respectively. The Company has recorded 100% of Carpenter's operating results since it began consolidating Carpenter in 1998.

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at December 31, 2000 and December 31, 1999, are as follows:
	December 31,
	2000	1999
Accounts receivable	$ 1,257,180	$ 1,251,300
Inventories	1,129,476	7,530,993
Other current assets	1,396,351	271,701
Total current assets of discontinued operations	$ 3,783,007	$ 9,053,994
Notes payable	$ 4,531,687	$ 7,319,746
Accounts payable	302,481	2,708,996
Other current liabilities	1,266,700	4,302,437
Total current liabilities of discontinued operations	$ 6,100,868	$14,331,179
Property, plant and equipment, net	$ 3,713,884	$11,440,817
Goodwill, net	--	2,043,578
Other long-term assets	--	1,204,696
Total long-term assets of discontinued operations	$ 3,713,884	$14,689,091
Long-term debt	$ 3,713,884	$ 5,700,256
Other long-term liabilities	--	1,631,904
Total long-term liabilities of discontinued operations	$ 3,713,884	$ 7,332,160

The counter-party of the long-term debt noted above has begun foreclosure proceedings. The long-term assets will be used to satisfy all of the long-term debt of discontinued operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - BUSINESS SEGMENTS

The Company segregates its operations into two reportable business segments: Chassis and EVTeam. The Chassis segment is an international engineer and manufacturer of custom motor vehicle chassis. The segment's principal markets are fire truck, motorhome and specialty vehicle chassis. The Company's EVTeam consists of its three subsidiaries that are manufacturers of emergency vehicle bodies.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment is as follows (amounts in thousands):
Year Ended December 31, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net Sales	$ 202,056	$ 59,990		$ (10,640)	$ 251,406
Interest expense	410	918		290	1,618
Depreciation and
amortization expense	950	393	$440	456	2,239
Income tax expense	2,768	(100)	--	(526)	2,142
Segment earnings (loss) from
continuing operations	5,224	595	(440)	(469)	4,910
Discontinued operations	--	--	--	(10,519)	(10,519)
Segment earnings	5,224	595	(440)	(10,988)	(5,609)
Segment assets	76,755	28,441	4,960	(11,851)	98,305

Year Ended December 31, 1999
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net Sales	$ 241,935	$ 55,109		$ (12,406)	$ 284,638
Interest expense	1,067	569		(186)	1,450
Depreciation and
amortization expense	1,348	365	$840	--	2,553
Income tax expense	3,435	560	--	(934)	3,061
Segment earnings (loss) from
continuing operations	6,218	894	(840)	621	6,893
Discontinued operations	--	--	--	(8,284)	(8,284)
Segment earnings	6,218	894	(840)	(7,663)	(1,391)
Segment assets	69,119	28,595	5,419	19,565	122,698

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - BUSINESS SEGMENTS (Continued)
Year Ended December 31, 1998
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net Sales	$ 207,234	$ 51,911		$ (7,507)	$ 251,638
Interest expense	1,008	304		(217)	1,095
Depreciation and
amortization expense	1,643	279	$ 453	--	2,375
Income tax expense	3,942	294	--	--	4,236
Segment earnings (loss) from
continuing operations	4,333	514	(453)	2,922	7,316
Discontinued operations	--	--	--	(3,831)	(3,831)
Segment earnings	4,333	514	(453)	(909)	3,485
Segment assets	74,980	19,877	7,315	23,744	125,916

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

As disclosed in Note 12, Discontinued Operations, previously reported financial results for all periods presented have been restated to reflect Carpenter as a discontinued operation.

Summarized quarterly financial data for the year ended December 31, 2000 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$ 77,395,130	$ 63,662,620	$ 53,044,880	$ 57,303,030
Gross profit	11,492,808	9,589,902	3,877,424	8,331,849
Net earnings (loss) from continuing operations	2,949,900	1,785,632	(1,732,574)	1,907,551
Discontinued operations:
Loss from operations of Carpenter	981,362	771,340	2,148,151	--
Loss on disposal of Carpenter	--	--	6,099,174	520,000
Net earnings (loss)	$ 1,968,538	$ 1,014,292	$ (9,979,899)	$ 1,387,551
Basic and diluted net earnings (loss) per share:
Net earnings from continuing operations	0.24	0.15	(0.15)	0.18
Loss from discontinued operation:
Loss from operations of Carpenter	(0.08)	(0.06)	(0.19)	--
Loss from disposal of Carpenter	--	--	(0.54)	(0.05)
Basic and diluted net earnings (loss) per share	$ 0.16	$ 0.09	$ (0.88)	$ (0.13)

In the fourth quarter of 2000, the Company made a reversal of prior year tax accruals for continuing operations of $0.5 million and reduced the tax benefit related to discontinued operations for $0.5 million.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Summarized quarterly financial data for the year ended December 31, 1999 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$ 70,954,008	$ 67,396,155	$ 76,335,294	$ 69,952,453
Gross profit	11,044,285	9,904,112	11,290,853	8,130,346
Net earnings (loss) from continuing operations	2,855,372	1,996,383	2,618,685	(577,301)
Discontinued operations:
Loss from operations of Carpenter	1,410,319	993,826	1,690,117	4,190,011
Loss on disposal of Carpenter	--	--	--	--
Net earnings (loss)	$ 1,445,053	$ 1,002,557	$ 928,568	$ (4,767,312)
Basic and diluted net earnings (loss) per share:
Net earnings from continuing operations	0.23	0.16	0.21	(0.05)
Loss from discontinued operation:
Loss from operations of Carpenter	(0.11)	(0.08)	(0.14)	(0.33)
Loss from disposal of Carpenter	--	--	--	--
Basic and diluted net earnings (loss) per share	$ 0.12	$ 0.08	$ 0.07	$ (0.38)

In the fourth quarter of 1999, the Company's primary bus customer filed bankruptcy, resulting in a write-off of accounts receivable and inventory of $6 million. In addition, the Company also made a reversal of prior year tax accruals for $0.6 million in the fourth quarter of 1999.

[Ernst & Young LLP logo]	Ernst & Young LLP Suite 1000 171 Monroe, N.W. Grand Rapids, Michigan 49503	Phone: (616) 774-0710 Fax: (616) 774-0190 www.ey.com

Report of Independent Auditors

Board or Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the Company) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits. We did not audit the 1998 financial statements of Carpenter Industries, Inc. (Carpenter), a subsidiary of the Company that was accounted for on the equity method through October 23, 1998 and the consolidation method thereafter. Such statements reflect total assets of $25.2 million as of December 31, 1998, and total revenues of $47.2 million for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our 1998 opinion, insofar as it relates to data included for Carpenter, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the 1998 report of the other auditors provide a reasonable basis for our opinion.

The report of other auditors on the 1998 financial statements of Carpenter is qualified with respect to Carpenter's ability to continue as a going concern. In our opinion, this matter is not material in relation to the consolidated financial statements of Spartan Motors, Inc. and subsidiaries.

In our opinion, based on our audits and the 1998 report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries as of December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

February 9, 2001

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure required.

PART III

Item 10.  Directors and Executive Officers of the Registrant.

The information required by this item is contained under the captions "Spartan Motors' Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on June 12, 2001, and is here incorporated by reference.

Item 11.  Executive Compensation.

The information required by this item is contained under the captions "Compensation of Directors," "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on June 12, 2001, and is here incorporated by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is contained under the caption "Ownership of Spartan Motors Stock" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on June 12, 2001, and is here incorporated by reference.

Item 13.  Certain Relationships and Related Transactions.

The information required by this item, if any, is contained under the caption "Spartan Motors' Board of Directors" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on June 12, 2001, and is here incorporated by reference.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          Item 14(a)(1).  List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

Consolidated Balance Sheets as of December 31, 2000 and December 31, 1999

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2000, December 31, 1999 and December 31, 1998

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 2000, December 31, 1999 and December 31, 1998

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2000, December 31, 1999 and December 31, 1998

Notes to Consolidated Financial Statements as of December 31, 2000

Report of Ernst & Young LLP

          Item 14(a)(2).  Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries are filed as part of this report:

                    Schedule II--Valuation and Qualifying Accounts

All other schedules (I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                    Schedule--Report of Birk Gross Bell & Coulter, P.C. dated February 10, 1999

          Item 14(a)(3).  List of Exhibits. The following exhibits are filed as a part of this report:
Exhibit Number	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.
3.2	Spartan Motors, Inc. Bylaws, as amended to date.
4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.
4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.
4.3	Form of Stock Certificate. Previously filed as an Exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.
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

10.3

The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference.

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998.* Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999, and incorporated herein by reference.
21	Subsidiaries of Registrant. Previously filed as an Exhibit to the Company's Form 10-K Annual Report for the period ended December 31, 1998, and incorporated herein by reference.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Birk Gross Bell & Coulter, P.C.
24	Limited Powers of Attorney.
_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Richard J. Schalter, Spartan Motors, Inc., 1165 Reynolds Road, Post Office Box 440, Charlotte, Michigan 48813.

Item 14(b).  Reports on Form 8-K.

                    The registrant did not file any current reports on Form 8-K during the fourth quarter of 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
March 22, 2001	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 22, 2001	By /s/ George W. Sztykiel* George W. Sztykiel, Director (Principal Executive Officer)

March 22, 2001	By /s/ John E. Sztykiel* John E. Sztykiel, Director (Principal Operating Officer)

March 22, 2001	By /s/ Richard J. Schalter Richard J. Schalter, Director (Principal Accounting and Financial Officer)

March 22, 2001	By /s/ William F. Foster* William F. Foster, Director

March 22, 2001	By /s/ Kim Korth* Kim Korth, Director

March 22, 2001	By /s/ George Tesseris* George Tesseris, Director

March 22, 2001	By /s/ Charles E. Nihart* Charles E. Nihart, Director

March 22, 2001	By /s/ David R. Wilson* David R. Wilson, Director

March 22, 2001	By /s/ James C. Penman* James C. Penman, Director

*By /s/ Richard J. Schalter Richard J. Schalter Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.
3.2	Spartan Motors, Inc. Bylaws, as amended to date.
4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.
4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.
4.3	Form of Stock Certificate. Previously filed as an Exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.
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

10.3

The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2001, and incorporated herein by reference.

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998.* Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999, and incorporated herein by reference.
21	Subsidiaries of Registrant. Previously filed as an Exhibit to the Company's Form 10-K Annual Report for the period ended December 31, 1998, and incorporated herein by reference.
23.1	Consent of Ernst & Young LLP.
23.2	Consent of Birk Gross Bell & Coulter, P.C.
24	Limited Powers of Attorney.
___________________

*Management contract or compensatory plan or arrangement.

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Years ended December 31, 2000, 1999 and 1998
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Period

Year ended December 31, 2000:

Allowance for doubtful accounts	$ 567,000	$ 772,000	$ -	$ 740,000	$ 599,000

Year ended December 31, 1999:

Allowance for doubtful accounts	$ 600,000	$ 3,764,000	$ -	$ 3,797,000	$ 567,000

Year ended December 31, 1998:

Allowance for doubtful accounts	$ 924,000	$ 300,000	$ 51,000	$ 675,000	$ 600,000

Birk Gross Bell & Coulter, P.C.
          CERTIFIED PUBLIC ACCOUNTANTS / BUSINESS CONSULTANTS

Bradley S. Bell, CPA Jeffrey W. Birk, CPA Jeffrey L. Coulter, CPA	Steven A. Eichenberger, CPA Howard I. Gross, CPA, CFP, ABV Steven W. Reed, CPA, ABV	10 W. MARKET, 2300 MARKET TOWER • INDIANAPOLIS, IN 46204 • 317-633-4700 300 S. MADISON, SUITE 410 • GREENWOOD, IN 46142 • 317-887-4072 FAX • 317-638-5217

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

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinioin, the financial statements referred to above present fairly, in all material respects, the financial position of Carpenter Industries, Inc. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

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