Form 10-Q
period 2001-03-31
SPARTAN MOTORS INC
filed 2001-05-15
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2001

Common stock, $.01 par value	10,518,077 shares

SPARTAN MOTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets -- March 31, 2001
	(Unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended March 31, 2001 and 2000 (Unaudited)	5

	Condensed Consolidated Statements of Shareholders'
	Equity - Three Months Ended March 31, 2001 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows -
	Three Months Ended March 31, 2001 and 2000 (Unaudited)	7

	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	17

SIGNATURES		18

EXHIBIT INDEX		19

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
___________________________________

	March 31, 2001	December 31, 2000
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$392,121	$535,030
Accounts receivable, less allowance for
doubtful accounts of $450,000 in 2001
and $599,000 in 2000	27,088,783	32,070,887
Inventories (Note 4)	30,271,895	30,437,792
Deferred tax benefit	4,023,269	4,023,269
Taxes receivable	1,556,508	5,697,352
Other current assets	1,049,097	944,406
Current assets of discontinued operations	2,363,593	3,783,007
Total current assets	66,745,266	77,491,743

Property, plant, and equipment, net	10,578,435	10,595,662

Deferred tax benefit	1,183,836	1,183,836
Goodwill, net of accumulated amortization
of $1,929,000 in 2001 and $1,295,000
in 2000	4,856,170	4,960,421
Other assets	299,043	359,811
Long-term assets of discontinued
operations	3,713,884	3,713,884
Total assets	$87,376,634	$98,305,357

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
_______________________________________

	March 31, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$18,252,110	$19,182,332
Notes payable	-	30,000
Other current liabilities and accrued expenses	2,961,054	3,701,040
Accrued warranty	4,072,686	3,973,331
Accrued customer rebates	416,283	421,338
Accrued compensation and related taxes	1,177,662	1,633,117
Accrued vacation	1,197,739	1,018,989
Deposits from customers	2,714,400	2,458,566
Current portion of long-term debt	1,190,238	915,238
Current liabilities of discontinued operations	3,934,681	6,100,868
Total current liabilities	$35,916,853	$39,434,819

Long-term debt	15,625,000	24,503,809
Long-term liabilities of discontinued operations	3,713,884	3,713,884

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value, 23,900,000
shares authorized, issued 10,518,077 shares
in 2001 and 2000	105,181	105,181
Additional paid in capital	20,271,653	20,271,653
Retained earnings	11,744,063	10,276,011
Total shareholders' equity	32,120,897	30,652,845

Total liabilities and shareholders' equity	$87,376,634	$98,305,357

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________

	Three Months Ended March 31,
	2001	2000

Sales	$58,657,558	$77,395,130
Cost of products sold	49,528,793	65,902,322
Gross profit	9,128,765	11,492,808

Operating expenses
Research and development	1,596,060	1,640,013
Selling, general and administrative	4,428,758	4,790,939
Operating income	3,103,947	5,061,856

Other income / (expense)
Interest expense	(526,787)	(344,191)
Interest and other income	105,078	(158,500)
Earnings before taxes on income	2,682,238	4,559,165

Taxes on income	1,214,186	1,609,265

Net earnings from continuing operations	1,468,052	2,949,900

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	-	981,362
Loss on disposal of Carpenter	-	-
Net earnings	$1,468,052	$1,968,538

Basic and diluted net earnings per share:
Net earnings from continuing operations	$0.14	$0.24
Loss from discontinued operations:
Loss from operations of Carpenter	-	(0.08)
Loss on disposal of Carpenter	-	-
Basic and diluted net earnings per share	$0.14	$0.16

Basic weighted average common shares outstanding	10,518,000	12,157,000

Diluted weighted average common shares outstanding	10,523,000	12,157,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2001	10,518,077	$105,181	$20,271,653	$10,276,011	$30,652,845

Comprehensive income:
Net earnings				1,468,052	1,468,052
Balance at March 31, 2001	10,518,077	$105,181	$20,271,653	$11,744,063	$32,120,897

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
_________________________________________

	Three Months Ended March 31,
	2001	2000
Cash flows from operating activities:
Net earnings from continuing operations	$1,468,052	$2,949,900
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	416,355	434,855
Amortization	104,251	88,871
Loss (gain) on sales of assets	2,800	1,205
Decrease (increase) in assets:
Accounts receivable	4,982,104	(3,740,430)
Inventories	165,897	2,444,719
Federal taxes receivable	4,140,844	1,427,945
Other assets	(43,923)	(120,528)
Increase (decrease) in liabilities:
Accounts payable	(930,222)	2,617,564
Other current liabilities and accrued expenses	(739,986)	417,702
Accrued warranty	99,355	21,372
Accrued customer rebates	(5,055)	(2,696)
Taxes on income	-	111,431
Accrued vacation	178,750	121,768
Accrued compensation and related taxes	(455,455)	(345,821)
Deposits from customers	255,834	846,871
Total adjustments	8,171,549	4,324,828
Net cash provided by continuing operating activities	9,639,601	7,274,728

Net cash used in discontinued operating activities	(746,773)	-
Net cash provided by operating activities	8,892,828	7,274,728

Cash flows from investing activities:
Purchases of property, plant and equipment	(409,928)	(410,564)
Proceeds from sales of property, plant and equipment	8,000	5,000
Net cash used in investing activities	(401,928)	(405,564)

		(Continued)

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
_________________________________________

	Three Months Ended March 31,
	2001	2000
Cash flows from financing activities:
Payments on notes payable	$(30,000)	$(35,000)
Payments on long-term debt	(8,603,809)	(5,064,299)
Purchase of previously-issued stock	-	(993,154)
Net cash used in financing activities	$(8,633,809)	$(6,092,453)

Net increase (decrease) in cash and cash equivalents	(142,909)	776,711

Cash and cash equivalents at beginning of period	535,030	35,797

Cash and cash equivalents at end of period	$392,121	$812,508

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission on March 22, 2001.

Note 2

The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2001, and the results of operations and cash flows for the periods presented.

Note 3

The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	March 31, 2001	December 31, 2000
Finished goods	$4,360,651	$6,291,203
Raw materials and purchased components	20,563,876	18,882,881
Work in process	7,001,818	7,190,832
Obsolescence reserve	(1,654,450)	(1,927,124)
	$30,271,895	$30,437,792

Note 5

Since October 23, 1998, the Company has consolidated its majority-owned subsidiary, Carpenter Industries, Inc. ("Carpenter"), and recognized 100% of Carpenter's operating results. On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets is being accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Carpenter's sales for the three months ended March 31, 2001 and 2000, which have been properly removed from the restated consolidated sales totals, were $0.7 million and $7.2 million, respectively.

Note 5 (continued)

The net assets and liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at March 31, 2001 and December 31, 2000, are as follows:

	March 31, 2001	December 31, 2000

Accounts receivable	$150,000	$1,257,180
Inventories	140,000	1,129,476
Other current assets	2,073,593	1,396,351
Current assets of discontinued operations	$2,363,593	$3,783,007

Notes payable	$3,805,555	$4,531,687
Accounts payable	-	302,481
Other current liabilities	129,126	1,266,700
Current liabilities of discontinued operations	$3,934,681	$6,100,868

Property, plant and equipment, net	$3,713,884	$3,713,884
Long-term assets of discontinued operations	$3,713,884	$3,713,884

Long-term debt	$3,713,884	$3,713,884
Long-term liabilities of discontinued operations	$3,713,884	$3,713,884

The counter-party of the long-term debt noted above has begun foreclosure proceedings. The long-term assets will be used to satisfy all of the long-term debt of discontinued operations.

Note 6

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended March 31, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$44,574	$17,191		$(3,107)	$58,658
Interest expense	134	229		164	527
Depreciation and amortization expense	212	101	$104	104	521
Income tax expense	954	173		87	1,214
Segment earnings (loss) from continuing operations	1,525	298	(104)	(251)	1,468
Discontinued operations	-	-	-	-	-
Segment earnings (loss)	1,525	298	(104)	(251)	1,468
Segment assets	51,318	27,746	4,856	3,457	87,377

Three Months Ended March 31, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$63,392	$16,479		$(2,476)	$77,395
Interest expense	129	160		55	344
Depreciation and amortization expense	225	106	$89	104	524
Income tax expense	1,552	207		(150)	1,609
Segment earnings (loss) from continuing operations	2,705	378	(89)	(44)	2,950
Discontinued operations	-	-	-	(981)	(981)
Segment earnings (loss)	2,705	378	(89)	(1,025)	1,969
Segment assets	73,922	23,482	7,322	20,516	125,242

Note 7

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company was required to adopt Statement No. 133 beginning in the first quarter of 2001. The new statement did not have any effect on the earnings or financial position of the Company since the Company does not utilize derivatives.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2001 compared to the three-month period ended March 31, 2000. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended March 31,
	2001	2000

Sales	100.0%	100.0%
Cost of product sold	84.4%	85.2%
Gross profit	15.6%	14.8%
Operating expenses:
Research and development	2.7%	2.1%
Selling, general, and administrative	7.6%	6.2%
Operating income	5.3%	6.5%
Other	(0.7%)	(0.6%)
Earnings before taxes on income	4.6%	5.9%
Taxes on income	2.1%	2.1%
Net earnings from continuing operations	2.5%	3.8%
Discontinued operations:
Loss from operations of Carpenter	-	(1.3%)
Loss on disposal of Carpenter	-	-
Net earnings	2.5%	2.5%

For the three months ended March 31, 2001, consolidated sales decreased $18.7 million (24.2%) over the amount reported for the same period in the previous year. Chassis Group sales for these periods decreased by $18.8 million (29.7%). The majority of this decrease is due to lower sales of motorhome chassis. During the first three months of 2001, motorhome chassis sales were 40.2% lower than the first three months of 2000. Higher gasoline prices and a fluctuating stock market have contributed to the slower demand in the motorhome market. In addition, high dealer inventories have lessened chassis demand at the original equipment manufacturer ("OEM") level, which represents the Company's customers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the first quarter of 2001 were up 13.3% over the same period of 2000. The fire truck market continues to be strong in 2001, as it is not typically impacted by higher gasoline prices or stock market fluctuations. Transit bus sales continued to decrease as the Company winds down its backlog of transit buses. The Company made the decision in 2000 to transition out of the transit bus market.

EVTeam sales increased $0.7 million, or 4.3%, from their sales level in the prior year's first quarter. The strong fire truck market mentioned above was primarily responsible for this increase.

Gross margin increased from 14.8% for the quarter ended March 31, 2000 to 15.6% for the same period of 2001. This improvement is primarily due to decreased warranty and obsolete inventory expense resulting from increased management and associate attention to these items.

Operating expenses increased from 8.3% of sales for the first quarter of 2000 to 10.3% for the first quarter of 2001. While operating expenses in dollars dropped (6.3%), sales volume dropped 24.2%, resulting in an increase in operating expenses as a percentage of sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $1.0 million loss from operations of Carpenter reflects a loss generated from operating the business segment during the first quarter of 2000. There was no impact from the discontinued operation in the first quarter of 2001. Details of Carpenter's assets and liabilities at March 31, 2001 and December 31, 2000 are set forth in Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Total chassis orders received during the first quarter of 2001 decreased 41.6% compared to the same period in 2000. This is primarily due to a decrease of 48.5% in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and none of the fire truck chassis orders received during the three-month period ended March 31, 2001 were produced and delivered by March 31, 2001.

At March 31, 2001, the Company had $91.4 million in backlog compared with a backlog of $83.6 million related to continuing operations at March 31, 2000. The backlog of the EVTeam was up $16.1 million at March 31, 2001, or 60.7%, compared to March 31, 2000. This increase was tempered by a decrease in chassis backlog of $8.3 million, or 14.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, cash provided by operating activities from continuing operations was $9.6 million, which was a $2.3 million improvement over the $7.3 million of cash provided by operating activities from continuing operations for the three months ended March 31, 2000. The Company's working capital decreased $7.2 million from $38.0 million at December 31, 2000 to $30.8 million at March 31, 2001. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for further information regarding the decrease in cash and cash equivalents, from $0.5 million at December 31, 2000 to $0.4 million at March 31, 2001.

Shareholders' equity increased $1.5 million in the three months ended March 31, 2001 to $32.1 million. This change resulted from the $1.5 million in net earnings of the Company.

The Company's primary line of credit is a $30.0 million revolving note payable to a bank. The Company also has a $3.75 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At March 31, 2001 the Company was in compliance with all debt covenants.

The Company also has secured lines of credit for $4.3 million and $0.2 million and an unsecured line of credit for $1.0 million. The $4.3 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at March 31, 2001 was 8.0%) and has an expiration date of June 2001. This line of credit is secured by accounts receivable and inventory and is guaranteed by the Company. Borrowings under this line totaled $3.8 million at March 31, 2001. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2001. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at March 31, 2001. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at March 31, 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR interest rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets the Company serves are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

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

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry: these types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

•	Factors that impact our attempts to expand internationally, such as the introduction of trade barriers in the United States or abroad.

•	Changes in relationships with major customers: an adverse change in our relationship with major customers would have a negative impact on our earnings and financial position.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. Due to variable interest rates on the Company's short-term and long-term debt, an increase in interest rates of 1% could result in the Company incurring an additional $0.2 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.2 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

          (a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2

Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

          (b)          Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarter ended March 31, 2001. All of the foregoing Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

January 9, 2001	January 9, 2001

This Form 8-K included a press release that announced that the Company's CEO and chairman, George Sztykiel, will not run for re-election to his board seat in 2002. No financial statements were included or required to be included with this Form 8-K.

January 22, 2001	January 22, 2001

This Form 8-K included a press release that announced that the Company had completed its two million share buyback program. No financial statements were included or required to be included with this Form 8-K.

February 28, 2001	February 28, 2001

This Form 8-K included a press release that announced that the Company's board of directors had formed a search committee to find a replacement for outgoing CEO and chairman George Sztykiel. No financial statements were included or required to be included with this Form 8-K.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2

Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.