Form 10-Q
period 2001-06-30
SPARTAN MOTORS INC
filed 2001-08-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2001

Common stock, $.01 par value	10,526,177 shares

SPARTAN MOTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets -- June 30, 2001
	(Unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended June 30, 2001 and 2000 (Unaudited)	5

	Condensed Consolidated Statements of Operations -
	Six Months Ended June 30, 2001 and 2000 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders'
	Equity - Six Months Ended June 30, 2001 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows -
	Six Months Ended June 30, 2001 and 2000 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	21

SIGNATURES		22

EXHIBIT INDEX		23

PART I. FINANCIAL INFORMATION

Item 1.       Financial Statements

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
__________________________________

	June 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,100,620	$535,030
Accounts receivable, less allowance for
doubtful accounts of $564,000 in 2001
and $599,000 in 2000	29,134,235	32,070,887
Inventories (Note 4)	28,634,296	30,437,792
Deferred tax benefit	4,023,269	4,023,269
Taxes receivable	--	5,697,352
Other current assets	861,066	944,406
Current assets of discontinued operations	2,300,261	3,783,007
Total current assets	67,053,747	77,491,743

Property, plant, and equipment, net	10,690,651	10,595,662

Deferred tax benefit	1,183,836	1,183,836
Goodwill, net of accumulated amortization
of $2,033,000 in 2001 and $1,295,000
in 2000	4,751,921	4,960,421
Other assets	451,216	359,811
Long-term assets of discontinued
operations	--	3,713,884
Total assets	$84,131,371	$98,305,357

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
_______________________________________

	June 30, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,369,490	$19,182,332
Notes payable	--	30,000
Other current liabilities and accrued expenses	3,277,267	3,701,040
Accrued warranty	4,391,956	3,973,331
Accrued customer rebates	457,466	421,338
Taxes on income	4,342,626	--
Accrued compensation and related taxes	1,141,817	1,633,117
Accrued vacation	1,211,965	1,018,989
Deposits from customers	3,198,380	2,458,566
Current portion of long-term debt	1,461,428	915,238
Current liabilities of discontinued operations	1,871,349	6,100,868
Total current liabilities	$38,723,744	$39,434,819

Long-term debt	12,725,000	24,503,809
Long-term liabilities of discontinued operations	--	3,713,884

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value, 23,900,000
shares authorized, issued 10,518,077 shares
in 2001 and 2000	105,181	105,181
Additional paid in capital	20,271,653	20,271,653
Retained earnings	12,305,793	10,276,011
Total shareholders' equity	32,682,627	30,652,845

Total liabilities and shareholders' equity	$84,131,371	$98,305,357

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________

	Three Months Ended June 30,
	2001	2000

Sales	$58,520,417	$63,662,620
Cost of products sold	49,502,573	54,072,718
Gross profit	9,017,844	9,589,902

Operating expenses
Research and development	1,524,518	1,716,343
Selling, general and administrative	4,863,004	5,239,208
Operating income	2,630,322	2,634,351

Other income / (expense)
Interest expense	(347,450)	(183,832)
Interest and other income	77,113	341,517
Earnings before taxes on income	2,359,985	2,792,036

Taxes on income	1,061,990	1,006,404
Net earnings from continuing operations	1,297,995	1,785,632

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	--	771,340
Loss on disposal of Carpenter	--	--
Net earnings	$1,297,995	$1,014,292

Basic and diluted net earnings per share:
Net earnings from continuing operations	$0.12	$0.16
Loss from discontinued operations:
Loss from operations of Carpenter	--	(0.07)
Loss on disposal of Carpenter	--	--
Basic and diluted net earnings per share	$0.12	$0.09

Basic weighted average common shares outstanding	10,518,000	11,694,000

Diluted weighted average common shares outstanding	10,527,000	11,700,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________

	Six Months Ended June 30,
	2001	2000

Sales	$117,177,975	$141,057,750
Cost of products sold	99,031,366	119,975,040
Gross profit	18,146,609	21,082,710

Operating expenses
Research and development	3,120,578	3,356,356
Selling, general and administrative	9,291,762	10,030,147
Operating income	5,734,269	7,696,207

Other income / (expense)
Interest expense	(874,237)	(528,023)
Interest and other income	182,191	183,017
Earnings before taxes on income	5,042,223	7,351,201

Taxes on income	2,276,176	2,615,669
Net earnings from continuing operations	2,766,047	4,735,532

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	--	1,752,702
Loss on disposal of Carpenter	--	--
Net earnings	$2,766,047	$2,982,830

Basic and diluted net earnings per share:
Net earnings from continuing operations	$0.26	$0.40
Loss from discontinued operations:
Loss from operations of Carpenter	--	(0.15)
Loss on disposal of Carpenter	--	--
Basic and diluted net earnings per share	$0.26	$0.25

Basic weighted average common shares outstanding	10,518,000	11,887,000

Diluted weighted average common shares outstanding	10,525,000	11,901,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2001	10,518,007	$105,181	$20,271,653	$10,276,011	$30,652,845

Dividends paid				(736,265)	(736,265)
Comprehensive income:
Net earnings				2,766,047	2,766,047
Balance at June 30, 2001	10,518,077	$105,181	$20,271,653	$12,305,793	$32,682,627

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
_________________________________________

	Six Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net earnings from continuing operations	$2,766,047	$4,735,532
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	856,653	932,808
Amortization	208,500	229,982
Loss (gain) on sales of assets	3,620	2,159
Decrease (increase) in assets:
Accounts receivable	2,936,652	(581,866)
Inventories	1,803,496	3,085,426
Federal taxes receivable	5,697,352	1,249,800
Other assets	(8,065)	(367,989)
Increase (decrease) in liabilities:
Accounts payable	(1,812,842)	(5,199,150)
Other current liabilities and accrued expenses	(423,773)	1,399,005
Accrued warranty	418,625	501,950
Accrued customer rebates	36,128	(72,280)
Taxes on income	4,342,626	5,000
Accrued vacation	192,976	129,431
Accrued compensation and related taxes	(491,300)	(164,272)
Deposits from customers	739,814	440,986
Total adjustments	14,500,462	1,590,990
Net cash provided by continuing operating activities	17,266,509	6,326,522

Net cash used in discontinued operating activities	(2,746,773)	(8,046,986)
Net cash provided by (used in) operating activities	14,519,736	(1,720,464)

Cash flows from investing activities:
Purchases of property, plant and equipment	(970,262)	(697,583)
Proceeds from sales of property, plant and equipment	15,000	5,050
Net cash used in investing activities	(955,262)	(692,533)

		(Continued)

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
_________________________________________

	Six Months Ended June 30,
	2001	2000
Cash flows from financing activities:
Payments on notes payable	$(30,000)	$(35,000)
Payments on long-term debt	(11,232,619)	--
Proceeds from long-term debt	--	8,088,095
Purchase of previously-issued stock	--	(3,913,822)
Dividends paid	(736,265)	--
Net cash provided by (used in) financing activities	$(11,998,884)	$4,139,273

Net increase in cash and cash equivalents	1,565,590	1,726,276

Cash and cash equivalents at beginning of period	535,030	35,797

Cash and cash equivalents at end of period	$2,100,620	$1,762,073

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

Note 2

The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2001, and the results of operations and cash flows for the periods presented.

Note 3

The results of operations for the six-month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	June 30, 2001	December 31, 2000

Finished goods	$4,478,806	$6,291,203
Raw materials and purchased components	17,960,775	18,882,881
Work in process	7,976,350	7,190,832
Obsolescence reserve	(1,781,635)	(1,927,124)
	$28,634,296	$30,437,792

Note 5

Since October 23, 1998, the Company has consolidated its majority-owned subsidiary, Carpenter Industries, Inc. ("Carpenter"), and recognized 100% of Carpenter's operating results. On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets is being accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Carpenter's sales for the six months ended June 30, 2001 and 2000, of $0.7 million and $16.8 million, respectively, and Carpenter's sales for the three months ended June 30, 2001 and 2000, of $0 and $9.6 million, respectively, have been properly removed from the restated consolidated sales totals.

Note 5 (continued)

The net assets and liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at June 30, 2001 and December 31, 2000 are as follows:

	June 30, 2001	December 31, 2000

Accounts receivable	$140,000	$1,257,180
Inventories	--	1,129,476
Other current assets	2,160,261	1,396,351
Current assets of discontinued operations	$2,300,261	$3,783,007

Notes payable	1,805,556	4,531,687
Accounts payable	--	302,481
Other current liabilities	65,793	1,266,700
Current liabilities of discontinued operations	$1,871,349	$6,100,868

Property, plant and equipment, net	$--	$3,713,884
Long-term assets of discontinued operations	$--	$3,713,884

Long-term debt	$--	$3,713,884
Long-term liabilities of discontinued operations	$--	$3,713,884

Note 6

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended June 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$44,305	$17,159		$(2,944)	$58,520
Interest expense	93	188		66	347
Depreciation and amortization expense	230	105	$105	104	544
Income tax expense	913	149		--	1,062
Segment earnings (loss) from continuing operations	1,465	297	(105)	(359)	1,298
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	1,465	297	(105)	(359)	1,298
Segment assets	51,227	28,820	4,752	(668)	84,131

Three Months Ended June 30, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$52,945	$13,974		$(3,257)	$63,662
Interest expense	7	174		3	184
Depreciation and amortization expense	249	107	$141	142	639
Income tax expense	1,156	124		(273)	1,007
Segment earnings (loss) from continuing operations	1,861	210	(141)	(145)	1,785
Discontinued operations	--	--	--	(771)	(771)
Segment earnings (loss)	1,861	210	(141)	(916)	1,014
Segment assets	71,183	24,531	7,181	23,643	126,538

Note 6 (continued)

Six Months Ended June 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$88,879	$34,350		$(6,051)	$117,178
Interest expense	227	417		230	874
Depreciation and amortization expense	442	206	$209	208	1,065
Income tax expense	1,867	322		87	2,276
Segment earnings (loss) from continuing operations	2,990	595	(209)	(610)	2,766
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	2,990	595	(209)	(610)	2,766
Segment assets	51,227	28,820	4,752	(668)	84,131

Six Months Ended June 30, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$116,337	$30,453		$(5,733)	$141,057
Interest expense	136	334		58	528
Depreciation and amortization expense	474	213	$229	247	1,163
Income tax expense	2,708	331		(423)	2,616
Segment earnings (loss) from continuing operations	4,566	608	(229)	(210)	4,735
Discontinued operations	--	--	--	(1,752)	(1,752)
Segment earnings (loss)	4,566	608	(229)	(1,962)	2,983
Segment assets	71,183	24,531	7,181	23,643	126,538

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

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2001 compared to the three-and six-month periods ended June 30, 2000. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	84.6%	84.9%	84.5%	85.1%
Gross profit	15.4%	15.1%	15.5%	14.9%
Operating expenses:
Research and development	2.6%	2.7%	2.7%	2.4%
Selling, general, and administrative	8.3%	8.3%	7.9%	7.0%
Operating income	4.5%	4.1%	4.9%	5.5%
Other	(0.5%)	0.3%	(0.6%)	(0.3%)
Earnings before taxes on income	4.0%	4.4%	4.3%	5.2%
Taxes on income	1.8%	1.6%	1.9%	1.8%
Net earnings from continuing operations	2.2%	2.8%	2.4%	3.4%
Discontinued operations:
Loss from operations of Carpenter	--	(1.2%)	--	(1.3%)
Loss on disposal of Carpenter	--	--	--	--
Net earnings	2.2%	1.6%	2.4%	2.1%

Three-Month Period Ended June 30, 2001, Compared to the Three-Month Period Ended June 30, 2000

For the three months ended June 30, 2001, consolidated sales decreased $5.1 million (8.1%) over the amount reported for the same period in the previous year. Chassis Group sales for these periods decreased by $8.6 million (16.3%). The majority of this decrease is due to lower sales of motorhome chassis. During the second three months of 2001, motorhome chassis sales were 27.0% lower than the second three months of 2000. Higher gasoline prices and a fluctuating stock market have contributed to the slower demand in the motorhome market. In addition, high dealer inventories have lessened chassis demand at the original equipment manufacturer ("OEM") level, which represents the Company's customers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the second quarter of 2001 were up 20.0% over the same period of 2000. The fire truck market continues to be strong in 2001, as it is not typically impacted by higher gasoline prices or stock market fluctuations. Transit bus sales continued to decrease as the Company winds down its backlog of transit buses. The Company made the decision in 2000 to transition out of the transit bus market.

EVTeam sales increased $3.2 million, or 22.8%, from their sales level in the prior year's second quarter. The strong fire truck market mentioned above was primarily responsible for this increase.

Gross margin increased from 15.1% for the quarter ended June 30, 2000 to 15.4% for the same period of 2001. This improvement is primarily due to decreased warranty and obsolete inventory expense resulting from increased management and associate attention to these items.

Operating expenses decreased from 11.0% of sales for the second quarter of 2000 to 10.9% for the second quarter of 2001. In light of anticipated lower revenues, Chassis Group management proactively lowered its salaried workforce by 20% during the third quarter of 2000. This has translated to lower operating expenses.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.8 million loss from operations of Carpenter reflects a loss generated from operating the business segment during the second quarter of 2000. There was no impact from the discontinued operation in the second quarter of 2001. Details of Carpenter's assets and liabilities at June 30, 2001 and December 31, 2000 are set forth in Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Total chassis orders received during the second quarter of 2001 decreased 6.2% compared to the same period in 2000. This is primarily due to a decrease of 21.5% in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and none of the fire truck chassis orders received during the three-month period ended June 30, 2001 were produced and delivered by June 30, 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At June 30, 2001, the Company had $83.7 million in backlog compared with a backlog of $90.6 million related to continuing operations at June 30, 2000. This is due to decreases of Chassis Group backlog of $2.5 million, or 5.7%, and EVTeam backlog of $4.4 million, or 10.0%.

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

Six-Month Period Ended June 30, 2001, Compared to the Six-Month Period Ended June 30, 2000

For the six months ended June 30, 2001, consolidated sales decreased $23.9 million (16.9%) over the amount reported for the same period in the previous year. Chassis Group sales for these periods decreased by $27.5 million (23.6%). The majority of this decrease is due to lower sales of motorhome chassis. During the first six months of 2001, motorhome chassis sales were 34.5% lower than the first six months of 2000. Higher gasoline prices and a fluctuating stock market have contributed to the slower demand in the motorhome market.

Fire truck chassis sales in the first half of 2001 were up 16.9% over the same period of 2000. The fire truck market continues to be strong in 2001, as it is not typically impacted by higher gasoline prices or stock market fluctuations. Transit bus sales continued to decrease as the Company winds down its backlog of transit buses. The Company made the decision in 2000 to transition out of the transit bus market.

EVTeam sales increased $3.9 million, or 12.8%, from their sales level in the prior year's first half. The strong fire truck market mentioned above was primarily responsible for this increase.

Gross margin increased from 14.9% for the six months ended June 30, 2000 to 15.5% for the same period of 2001. This improvement is primarily due to decreased warranty and obsolete inventory expense resulting from increased management and associate attention to these items.

Operating expenses increased from 9.4% of sales for the first six months of 2000 to 10.6% for the first six months of 2001. While operating expenses in dollars dropped (7.3%), sales volume dropped 16.9%, resulting in an increase in operating expenses as a percentage of sales.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.8 million loss from operations of Carpenter reflects a loss generated from operating the business segment during the second quarter of 2000. There was no impact from the discontinued operation in the second quarter of 2001. Details of Carpenter's assets and liabilities at June 30, 2001 and December 31, 2000 are set forth in Note 5 to the condensed consolidated financial statements included in this Form 10-Q.

Total chassis orders received during the first half of 2001 decreased 28.0% compared to the same period in 2000. This is primarily due to a decrease of 22.1% in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the bus/specialty, and one-sixth of the fire truck chassis orders received during the six-month period ended June 30, 2001 were produced and delivered by June 30, 2001.

At June 30, 2001, the Company had $83.7 million in backlog compared with a backlog of $90.6 million related to continuing operations at June 30, 2000. This is due to decreases of Chassis Group backlog of $2.5 million, or 5.7%, and EVTeam backlog of $4.4 million, or 10.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, cash provided by operating activities from continuing operations was $17.3 million, which was a $11.0 million improvement over the $6.3 million of cash provided by operating activities from continuing operations for the six months ended June 30, 2000. The Company's working capital decreased $9.7 million from $38.0 million at December 31, 2000 to $28.3 million at June 30, 2001. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for further information regarding the increase in cash and cash equivalents, from $0.5 million at December 31, 2000 to $2.1 million at June 30, 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Shareholders' equity increased $2.0 million in the first half of 2001 to $32.7 million. This change resulted from the $2.7 million in net earnings of the Company, reduced by the $0.7 million in dividends paid.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. The Company also has a $3.75 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At June 30, 2001 the Company was in compliance with all debt covenants.

The Company also has secured lines of credit for $4.3 million and $0.2 million and an unsecured line of credit for $1.0 million. The $4.3 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at June 30, 2001 was 6.75%) and has an expiration date of June 2001. This line of credit is secured by accounts receivable and inventory and is guaranteed by the Company. Borrowings under this line totaled $1.7 million at June 30, 2001. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2002. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at June 30, 2001. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at June 30, 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

FORWARD LOOKING STATEMENTS

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. Due to variable interest rates on the Company's short-term and long-term debt, an increase in interest rates of 1% could result in the Company incurring an additional $0.1 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.1 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on June 12, 2001. The purpose of the meeting was to elect directors, ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year and transact any other business that properly came before the meeting. The name of each director elected to a term expiring in 2004 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld/Against

George Tesseris	9,321,290	148,225
David R. Wilson	9,322,190	147,325
Kim Korth	9,322,340	147,175

The following persons continue to serve as directors: William F. Foster, Charles E. Nihart, James C. Penman, Richard J. Schalter, George W. Sztykiel and John E. Sztykiel.

The following proposal was acted on:

Proposal	For	Against	Abstain

Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year	9,381,230	67,453	20,832

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

(b)          Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2001	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

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