Form 10-Q
period 2001-09-30
SPARTAN MOTORS INC
filed 2001-11-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2001	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 9, 2001

Common stock, $.01 par value	10,526,177 shares

SPARTAN MOTORS, INC.

INDEX

PART I. FINANCIAL INFORMATION
		Page
Item 1.	Financial Statements:

	Condensed Consolidated Balance Sheets -- September 30, 2001
	(Unaudited) and December 31, 2000	3

	Condensed Consolidated Statements of Operations -
	Three Months Ended September 30, 2001 and 2000 (Unaudited)	5

	Condensed Consolidated Statements of Operations -
	Nine Months Ended September 30, 2001 and 2000 (Unaudited)	6

	Condensed Consolidated Statements of Shareholders'
	Equity - Nine Months Ended September 30, 2001 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows -
	Nine Months Ended September 30, 2001 and 2000 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	22

SIGNATURES		23

EXHIBIT INDEX		24

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS
__________________________________

	September 30, 2001	December 31, 2000
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,899	$535,030
Accounts receivable, less allowance for
doubtful accounts of $506,000 in 2001
and $599,000 in 2000	32,829,290	32,070,887
Inventories (Note 4)	28,337,682	30,437,792
Deferred tax benefit	4,023,269	4,023,269
Taxes receivable	--	5,697,352
Other current assets	872,862	944,406
Current assets of discontinued operations	2,300,261	3,783,007
Total current assets	68,381,263	77,491,743

Property, plant, and equipment, net	10,787,039	10,595,662

Deferred tax benefit	1,183,836	1,183,836
Goodwill, net of accumulated amortization
of $2,137,000 in 2001 and $1,295,000
in 2000	4,647,672	4,960,421
Other assets	66,271	359,811
Long-term assets of discontinued
operations	--	3,713,884
Total assets	$85,066,081	$98,305,357

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
_______________________________________

	September 30, 2001	December 31, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20,583,729	$19,182,332
Notes payable	--	30,000
Other current liabilities and accrued expenses	2,618,156	3,701,040
Accrued warranty	3,756,965	3,973,331
Accrued customer rebates	435,388	421,338
Taxes on income	2,885,525	--
Accrued compensation and related taxes	1,209,108	1,633,117
Accrued vacation	1,106,411	1,018,989
Deposits from customers	3,920,526	2,458,566
Current portion of long-term debt	1,732,619	915,238
Current liabilities of discontinued operations	1,871,349	6,100,868
Total current liabilities	$40,119,776	$39,434,819

Long-term debt	10,675,000	24,503,809
Long-term liabilities of discontinued operations	--	3,713,884

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value, 23,900,000
shares authorized, issued 10,526,177 shares
in 2001 and 10,518,077 shares in 2000	105,262	105,181
Additional paid in capital	20,305,495	20,271,653
Retained earnings	13,860,548	10,276,011
Total shareholders' equity	34,271,305	30,652,845

Total liabilities and shareholders' equity	$85,066,081	$98,305,357

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________

	Three Months Ended September 30,
	2001	2000

Sales	$55,803,468	$53,045,380
Cost of products sold	46,442,232	49,167,918
Gross profit	9,361,236	3,877,462

Operating expenses
Research and development	1,555,112	1,598,786
Selling, general and administrative	4,818,681	4,527,881
Operating income (loss)	2,987,443	(2,249,205)

Other income / (expense)
Interest expense	(328,389)	(335,351)
Interest and other income	(17,026)	166,222
Earnings before taxes on income (loss)	2,642,028	(2,418,334)

Taxes on income (benefit on loss)	1,087,273	(685,745)
Net earnings (loss) from continuing operations	1,554,755	(1,732,589)

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	--	2,148,151
Loss on disposal of Carpenter, including a provision of $1,775,000 for operating losses during phase-out period (less applicable income tax benefit of $6,525,000)	--	6,099,174
Net earnings (loss)	$1,554,755	$(9,979,914)

Basic and diluted net earnings (loss) per share:
Net earnings (loss) from continuing operations	$0.15	$(0.15)
Loss from discontinued operations:
Loss from operations of Carpenter	--	(0.19)
Loss on disposal of Carpenter	--	(0.54)
Basic and diluted net earnings (loss) per share	$0.15	$(0.88)

Basic weighted average common shares outstanding	10,522,000	11,318,000

Diluted weighted average common shares outstanding	10,560,000	11,324,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
________________________________

	Nine Months Ended September 30,
	2001	2000

Sales	$172,981,443	$194,102,630
Cost of products sold	145,473,598	169,142,496
Gross profit	27,507,845	24,960,134

Operating expenses
Research and development	4,675,690	4,955,130
Selling, general and administrative	14,110,443	14,557,991
Operating income	8,721,712	5,447,013

Other income / (expense)
Interest expense	(1,202,626)	(863,365)
Interest and other income	165,165	349,239
Earnings before taxes on income	7,684,251	4,932,887

Taxes on income	3,363,449	1,929,929
Net earnings from continuing operations	4,320,802	3,002,958

Discontinued operations:
Loss from operations of Carpenter (less applicable
income taxes of $0)	--	3,900,853
Loss on disposal of Carpenter, including a provision of $1,775,000 for operating losses during phase-out period (less applicable income tax benefit of $6,525,000)	--	6,099,174
Net earnings (loss)	$4,320,802	$(6,997,069)

Basic and diluted net earnings (loss) per share:
Net earnings from continuing operations	$0.41	$0.26
Loss from discontinued operations:
Loss from operations of Carpenter	--	(0.34)
Loss on disposal of Carpenter	--	(0.52)
Basic and diluted net earnings (loss) per share	$0.41	$(0.60)

Basic weighted average common shares outstanding	10,520,000	11,737,000

Diluted weighted average common shares outstanding	10,541,000	11,749,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2001	10,518,077	$105,181	$20,271,653	$10,276,011	$30,652,845

Dividends paid				(736,265)	(736,265)
Net proceeds from exercise of stock options	8,100	81	33,842		33,923
Comprehensive income:
Net earnings				4,320,802	4,320,802
Balance at September 30, 2001	10,526,177	$105,262	$20,305,495	$13,860,548	$34,271,305

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
_________________________________________

	Nine Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net earnings from continuing operations	$4,320,802	$3,002,958
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,280,985	1,381,576
Amortization	312,749	335,232
Loss on sales of assets	4,535	5,929
Decrease (increase) in assets:
Accounts receivable	(758,403)	6,075,329
Inventories	2,100,110	9,222,590
Federal taxes receivable	5,697,352	(6,731,772)
Other assets	365,084	(222,830)
Increase (decrease) in liabilities:
Accounts payable	1,401,397	(5,313,339)
Other current liabilities and accrued expenses	(1,802,884)	1,887,813
Accrued warranty	(216,366)	304,468
Accrued customer rebates	14,050	(84,672)
Taxes on income	2,885,525	--
Accrued vacation	87,422	3,484
Accrued compensation and related taxes	(424,009)	104,365
Deposits from customers	1,461,960	(648,098)
Total adjustments	13,129,507	6,320,075
Net cash provided by continuing operating activities	17,450,309	9,323,033

Net cash used in discontinued operating activities	(2,746,773)	(5,811,344)
Net cash provided by operating activities	14,703,536	3,511,689

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,507,812)	(986,495)
Proceeds from sales of property, plant and equipment	30,915	8,001
Other	--	(1,000)
Net cash used in investing activities	(1,476,897)	(979,494)

		(Continued)

SPARTAN MOTORS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
_________________________________________

	Nine Months Ended September 30,
	2001	2000
Cash flows from financing activities:
Payments on notes payable	$(30,000)	$(35,000)
Payments on long-term debt	(13,011,428)	(266,939)
Proceeds from long-term debt	--	3,750,000
Purchase of previously-issued stock	--	(4,168,222)
Dividends paid	(736,265)	(810,745)
Net proceeds from exercise of stock options	33,923	--
Net cash used in financing activities	$(13,743,770)	$(1,530,906)

Net increase (decrease) in cash and cash equivalents	(517,131)	1,001,289

Cash and cash equivalents at beginning of period	535,030	35,797

Cash and cash equivalents at end of period	$17,899	$1,037,086

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

______________________________________

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2001.

Note 2

The accompanying unaudited interim consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2001, and the results of operations and cash flows for the periods presented.

Note 3

The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	September 30, 2001	December 31, 2000

Finished goods	$4,145,332	$6,291,203
Raw materials and purchased components	18,278,807	18,882,881
Work in process	7,885,750	7,190,832
Obsolescence reserve	(1,972,207)	(1,927,124)
	$28,337,682	$30,437,792

Note 5

Since October 23, 1998, the Company has consolidated its majority-owned subsidiary, Carpenter Industries, Inc. ("Carpenter"), and recognized 100% of Carpenter's operating results. On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets is being accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented have been restated to reflect this business as a discontinued operation. Carpenter's sales for the nine months ended September 30, 2001 and 2000, of $0.7 million and $22.0 million,

Note 5 (continued)

respectively, and Carpenter's sales for the three months ended September 30, 2001 and 2000, of $0 and $5.2 million, respectively, have been properly removed from the restated consolidated sales totals. The net assets and liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at September 30, 2001 and December 31, 2000 are as follows:

	September 30, 2001	December 31, 2000

Accounts receivable	$140,000	$1,257,180
Inventories	--	1,129,476
Other current assets	2,160,261	1,396,351
Current assets of discontinued operations	$2,300,261	$3,783,007

Notes payable	1,805,556	4,531,687
Accounts payable	--	302,481
Other current liabilities	65,793	1,266,700
Current liabilities of discontinued operations	$1,871,349	$6,100,868

Property, plant and equipment, net	$--	$3,713,884
Long-term assets of discontinued operations	$--	$3,713,884

Long-term debt	$--	$3,713,884
Long-term liabilities of discontinued operations	$--	$3,713,884

It is anticipated that the final liquidation of assets and resolution of liabilities will occur in the first quarter of 2002.

Note 6

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended September 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$43,889	$18,332		$(6,418)	$55,803
Interest expense	49	208		71	328
Depreciation and amortization expense	195	103	$104	127	529
Income tax expense (benefit)	961	176		(50)	1,087
Segment earnings (loss) from continuing operations	1,582	328	(104)	(251)	1,555
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	1,582	328	(104)	(251)	1,555
Segment assets	52,195	29,823	4,648	(1,600)	85,066

Three Months Ended September 30, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$40,356	$15,421		$(2,732)	$53,045
Interest expense	174	229		(67)	336
Depreciation and amortization expense	228	122	$106	98	554
Income tax expense (benefit)	(430)	(167)		(89)	(686)
Segment earnings (loss) from continuing operations	(1,218)	(165)	(106)	(243)	1,732)
Discontinued operations	(808)	--	--	(7,440)	(8,248)
Segment earnings (loss)	(2,026)	(165)	(106)	(7,683)	(9,980)
Segment assets	65,213	23,388	5,065	487	94,153

Note 6 (continued)

Nine Months Ended September 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$132,768	$52,682		$(12,469)	$172,981
Interest expense	276	625		302	1,203
Depreciation and amortization expense	637	309	$313	335	1,594
Income tax expense	2,828	498		37	3,363
Segment earnings (loss) from continuing operations	4,572	923	(313)	(861)	4,321
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	4,572	923	(313)	(861)	4,321
Segment assets	52,195	29,823	4,648	(1,600)	85,066

Nine Months Ended September 30, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$156,693	$45,874		$(8,465)	$194,102
Interest expense	310	563		(9)	864
Depreciation and amortization expense	702	335	$335	345	1,717
Income tax expense	2,278	164		(512)	1,930
Segment earnings (loss) from continuing operations	3,348	422	(335)	(432)	3,003
Discontinued operations	(808)	--	--	(9,192)	(10,000)
Segment earnings (loss)	2,540	422	(335)	(9,624)	(6,997)
Segment assets	65,213	23,388	5,065	487	94,153

Note 7

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company was required to adopt Statement No. 133 beginning in the first quarter of 2001. The new statement did not have any effect on the earnings or financial position of the Company because the Company does not utilize derivatives.

Note 7 (continued)

In July 2001, the FASB issued Statement No. 141, "Business Combinations" and Statement No. 142, "Goodwill and Other Intangible Assets." Statement No. 141 eliminates the pooling of interests method of accounting for business acquisitions and Statement No. 142 eliminates the amortization of goodwill and requires the Company to evaluate goodwill for impairment on an annual basis. Any impairment of goodwill must be recognized currently as a charge to earnings in the financial statements. The Company will be required to apply provisions of the Statements to all business combinations initiated after June 30, 2001. For goodwill and intangible assets arising from business combinations completed before July 1, 2001, the Company will be required to apply the provisions of Statement No. 142 beginning on January 1, 2002. Application of the nonamortization provisions of the Statement in the year ending 2002 is expected to reduce intangibles amortization and increase net earnings by approximately $0.4 million ($0.04 per diluted share). During 2002, the Company will perform the initial impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company has not yet determined what effect these tests will have on its consolidated results of operations or financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2001 compared to the three-and nine-month periods ended September 30, 2000. The comments that follow should be read in conjunction with the Company's consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	83.2%	92.7%	84.1%	87.1%
Gross profit	16.8%	7.3%	15.9%	12.9%
Operating expenses:
Research and development	2.8%	3.0%	2.7%	2.6%
Selling, general, and administrative	8.6%	8.5%	8.2%	7.5%
Operating income (loss)	5.4%	(4.2%)	5.0%	2.8%
Other	(0.7%)	(0.4%)	(0.6%)	(0.3%)
Earnings (loss) before taxes on income	4.7%	(4.6%)	4.4%	2.5%
Taxes on income (benefit on loss)	1.9%	(1.3%)	1.9%	1.0%
Net earnings (loss) from continuing operations	2.8%	(3.3%)	2.5%	1.5%
Discontinued operations:
Loss from operations of Carpenter	--	(4.1%)	--	(2.0%)
Loss on disposal of Carpenter	--	(11.4%)	--	(3.1%)
Net earnings (loss)	2.8%	(18.8%)	2.5%	(3.6%)

Three-Month Period Ended September 30, 2001, Compared to the Three-Month Period Ended September 30, 2000

For the three months ended September 30, 2001, consolidated sales increased $2.8 million (5.2%) over the amount reported for the same period in the previous year. Chassis Group sales for this period increased by $3.5 million (8.8%). The majority of this increase is due to higher sales of motorhome chassis. During the third quarter of 2001, motorhome chassis sales were 13.4% higher than the third quarter of 2000. Lower interest rates have contributed to the higher demand in the motorhome market. In addition, dealer inventory levels are down from a year ago, resulting in a slight increase in chassis demand at the original equipment manufacturer ("OEM") level, which represents the Company's customers.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales for the third quarter of 2001 were up 3.9% over the same period of 2000. The fire truck market continues to be strong in 2001, as economic conditions generated by higher gasoline prices or stock market fluctuations do not typically impact it greatly. The stability of the market, coupled with market share gains by the Company's Gladiator and Advantage product lines, generated the increase in sales. The Company had no sales of transit bus sales in the third quarter, as the Company made the decision in 2000 to transition out of the transit bus market.

EVTeam sales increased $2.9 million, or 18.9%, from their sales level in the prior year's third quarter. As the demographics of society drive the need for more ambulances, the EVTeam has seen an increase in the demand for ambulances. In addition, the EVTeam's segment of the ambulance market is also strengthened by the move from privatization to municipal ownership, as municipalities tend to buy higher-end ambulances. The strong fire truck market mentioned above has also boosted EVTeam sales.

Intercompany sales were up $3.7 million (134.9%) for the quarter, resulting in an increase in the sales elimination number. This increase is due to increased chassis sales to the EVTeam from the Chassis Group. The EVTeam is in the process of filling two large orders, one for the City of Atlanta and the other for the City of Chicago, all built on Chassis Group products.

Gross margin increased from 7.3% for the quarter ended September 30, 2000 to 16.8% for the same period of 2001. The improvement is due to two primary reasons. First of all, in the third quarter of 2000, the Company decided to exit the transit bus market, resulting in write-offs of obsolete chassis inventory related to transit buses. Secondly, the Company has experienced decreases in obsolete inventory expense related to the Company's other product lines and in warranty expense resulting from increased management and associate attention to these items.

Operating expenses decreased slightly from 11.5% of sales for the third quarter of 2000 to 11.4% for the third quarter of 2001. However, operating expenses in dollars are slightly higher in 2001 (4.0%) due to the Company's emphasis on brand management and increased spending in that area.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $2.1 million loss from operations of Carpenter reflects a loss generated from operating the business segment during the third quarter of 2000. The $6.1 million after-tax loss on disposal of Carpenter recorded in the third quarter of 2000 resulted from the decision to orderly liquidate Carpenter. There was no impact from the discontinued operation in the third quarter of 2001. Details of Carpenter's assets and liabilities at September 30, 2001 and December 31, 2000 are set forth in Note 5 to the condensed consolidated financial statements included in this Form 10-Q. It is anticipated that the final liquidation of assets and resolution of liabilities will occur in the first quarter of 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total chassis orders received during the third quarter of 2001 increased 24.6% compared to the same period in 2000. This is primarily due to an increase of 39.5% in motorhome chassis orders tempered by a 20.5% decrease in fire truck chassis orders. A federal grant program has slowed order intake marketwide. If a fire department placed an order and subsequently was awarded a federal grant, the grant money could not be used for that previously placed order. Therefore, many fire departments were holding orders until they knew whether they were grant recipients. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty, and none of the fire truck chassis orders received during the three-month period ended September 30, 2001 were produced and delivered by September 30, 2001.

At September 30, 2001, the Company had $84.0 million in backlog compared with a backlog of $88.6 million related to continuing operations at September 30, 2000. This is due to decreases of Chassis Group backlog of $1.3 million, or 2.7%, and EVTeam backlog of $3.4 million, or 8.1%.

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

Nine-Month Period Ended September 30, 2001, Compared to the Nine-Month Period Ended September 30, 2000

For the nine months ended September 30, 2001, consolidated sales decreased $21.1 million (10.9%) over the amount reported for the same period in the previous year. Chassis Group sales for these periods decreased by $23.9 million (15.3%). This decrease is primarily due to lower sales of motorhome chassis. During the first nine months of 2001, motorhome chassis sales were 22.9% lower than the first nine months of 2000. Higher gasoline prices and a fluctuating stock market have contributed to the slower demand in the motorhome market, although demand in the motorhome market increased in the third quarter of 2001, as discussed above.

Fire truck chassis sales for the nine months ended September 30, 2001 were up 12.7% over the same period of 2000. The fire truck market continues to be strong in 2001, as higher gasoline prices or stock market fluctuations do not typically impact it greatly. Transit bus sales continued to decrease as the Company winds down its backlog of transit buses. The Company made the decision in 2000 to transition out of the transit bus market.

EVTeam sales increased $6.8 million, or 14.8%, from their sales level in the nine months ended September 30, 2000. Both the ambulance market and the fire truck market continue to be strong, as neither tends to be greatly impacted by higher gasoline prices or stock market fluctuations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Intercompany sales were up $4.0 million (47.3%) for the nine months ended September 30, 2001, resulting in an increase in the sales elimination number. This increase is due to increased chassis sales to the EVTeam from the Chassis Group. The EVTeam is in the process of filling two large orders, one for the City of Atlanta and the other for the City of Chicago, all built on Chassis Group products.

Gross margin increased from 12.9% for the nine months ended September 30, 2000 to 15.9% for the same period of 2001. The improvement is due to two primary reasons. First of all, in the third quarter of 2000, the Company decided to exit the transit bus market, resulting in write-offs of obsolete chassis inventory related to transit buses. Secondly, the Company has experienced decreases in obsolete inventory expense related to the Company's other product lines and in warranty expense resulting from increased management and associate attention to these items.

Operating expenses increased from 10.1% of sales for the first nine months of 2000 to 10.9% for the first nine months of 2001. While operating expenses in dollars dropped (3.7%), sales volume dropped 10.9%, resulting in an increase in operating expenses as a percentage of sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $3.9 million loss from operations of Carpenter reflects a loss generated from operating the business segment during the first nine months of 2000. The $6.1 million after-tax loss on disposal of Carpenter recorded in the third quarter of 2000 resulted from the decision to orderly liquidate Carpenter. There was no impact from the discontinued operation in the first nine months of 2001. Details of Carpenter's assets and liabilities at September 30, 2001 and December 31, 2000 are set forth in Note 5 to the condensed consolidated financial statements included in this Form 10-Q. It is anticipated that the final liquidation of assets and resolution of liabilities will occur in the first quarter of 2002.

Total chassis orders received during the first nine months of 2001 decreased 17.5% compared to the same period in 2000. This is primarily due to decreases of 21.8% and 15.6% in fire truck and motorhome chassis orders, respectively. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome, one-half of the specialty, and one-third of the fire truck chassis orders received during the nine-month period ended September 30, 2001 were produced and delivered by September 30, 2001.

At September 30, 2001, the Company had $84.0 million in backlog compared with a backlog of $88.6 million related to continuing operations at September 30, 2000. This is due to decreases of Chassis Group backlog of $1.3 million, or 2.7%, and EVTeam backlog of $3.4 million, or 8.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, cash provided by operating activities from continuing operations was $17.5 million, which was an $8.2 million improvement over the $9.3 million of cash provided by operating activities from continuing operations for the nine months ended September 30, 2000. The Company's working capital decreased $9.7 million from $38.0 million at December 31, 2000 to $28.3 million at September 30, 2001. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for further information regarding the decrease in cash and cash equivalents, from $0.5 million at December 31, 2000 to $17,899 at September 30, 2001.

Shareholders' equity increased $3.6 million in the first nine months of 2001 to $34.3 million. This change resulted from the $4.3 million in net earnings of the Company, reduced by $0.7 million in dividends paid.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. The Company also has a $3.3 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At September 30, 2001 the Company was in compliance with all debt covenants.

The Company also has secured lines of credit for $1.1 million and $0.2 million and an unsecured line of credit for $1.0 million. The $1.1 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at September 30, 2001 was 6.00%) and has an expiration date of September 2001. This line of credit is secured by accounts receivable and inventory and is guaranteed by the Company. Borrowings under this line totaled $1.1 million at September 30, 2001. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2002. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at September 30, 2001. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at September 30, 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt is tied to the prime and LIBOR interest rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has a limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets the Company serves are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

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

•

The effects of the September 11, 2001 terrorist attacks: the current considerable political and economic uncertainties resulting from these events, especially when coupled with weakening economic indicators such as consumer confidence, could adversely affect the Company's order intake and sales, particularly in the motorhome market.

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

(b)          Reports on Form 8-K. The Company did not file any Current Reports on Form 8-K during the quarter ended September 30, 2001

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2001	SPARTAN MOTORS, INC. By /s/ Richard J. Schalter Richard J. Schalter Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date.