Form 10-K405
period 2001-12-31
SPARTAN MOTORS INC
filed 2002-03-22
CIK 743238

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549
_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Aggregate Market Value as of February 19, 2002:  $73,465,942

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $.01 par value, outstanding as of February 19, 2002: 10,911,872 shares

          Documents Incorporated by Reference

Portions of the definitive proxy statement for the Company's June 11, 2002 annual meeting of shareholders are incorporated by reference in Part III.

PART I

Item 1.                    Business.

General

Spartan Motors, Inc. (the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Motors Chassis"); Luverne Fire Apparatus Co., Ltd., located in Brandon, South Dakota ("Luverne"); Quality Manufacturing, Inc., located in Talladega, Alabama ("Quality"); and Road Rescue, Inc., located in St. Paul, Minnesota ("Road Rescue").

Spartan Motors Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by mounting the body or apparatus on the Company's chassis. Luverne, Quality and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Motors Chassis or outside sources.

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise to continue to be the best value producer of custom vehicle products in both the national and international marketplace. Spartan Motors Chassis sells its custom chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Motors Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the other two principal chassis markets. Thus, in the past few years management has placed special emphasis on further market penetration in the fire truck market and diversification into the specialty chassis market.

In January 1997, the Company acquired a 33 1/3% interest in Carpenter Industries, Inc. ("Carpenter"), a manufacturer of school bus bodies, headquartered in Richmond, Indiana. The Company increased its ownership twice, to 49.9% in October of 1998 and then to 57.6% in November of 1999. On September 28, 2000, the Company's Board of Directors voted to cease funding of Carpenter. The Board of Directors of Carpenter then passed a resolution on September 29, 2000 to begin the wind-down and orderly liquidation of Carpenter. As a result, beginning in the third quarter of 2000, this separate segment of the Company's business has been reported as a discontinued operation. The liquidation of Carpenter was substantially completed in the fourth quarter of 2001.

The Company is an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer enthusiasm. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally or externally generated equity capital as sources of expansion capital.

The Company's Segments

The Company is organized into two principal groups, the Chassis Group and the Emergency Vehicle Team (EVTeam). For a description of certain financial information related to each group, see Note 12, Business Segments, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Chassis Group

The Chassis Group consists of Spartan Motors Chassis. Sales by the Chassis Group made up approximately 76.6%, 80.4% and 85.0% of the Company's consolidated sales for the years ended December 31, 2001, 2000 and 1999, respectively. Ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEM customers and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as ambulances, airport sweepers, utility trucks and crash-rescue apparatus. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows the Chassis Group to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis.

Fire Truck Chassis

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

The Chassis Group strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. An example of this progressive approach is the MR-1 emergency vehicle chassis and cab, which features 25% more useable floor space than conventional models. This industry-first design eliminates the large engine tunnel and allows ambulance drivers easy access to the rear without leaving the vehicle. Another innovative product is the ATR-1 4x4 chassis and cab, featuring the Spartan/Granning independent front suspension (IFS). Through the ATR-1, the Chassis Group was able to bring the IFS feature, which motorhome drivers appreciate, to the fire truck market. IFS places air bags as close to the wheel as possible, utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition, IFS reduces over-steer and under-steer, brake dive and wheel-to-wheel transfer of road shock to passengers and the body of the vehicle.

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

The Chassis Group believes that the percentage of fire trucks manufactured with customized chassis will continue to increase. This is primarily due to the fact that customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations when compared to standard, commercially-produced fire truck chassis.

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

The Chassis Group recently developed a new motorhome chassis, the Me2, which is a mid-engine chassis featuring a rear-lift deck. The rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The mid-engine concept and rear-lift deck are in the patent process.

Technology that will be added for the 2003 model year is the Company's newly engineered intelligent suspension system (ISS). The ISS is designed to provide motorhome owners with improved cornering and handling by continually adjusting to the configuration of the road. Using a combination of hydraulics, electronic sensors and computer control, the ISS provides a tight, level and smooth motorhome ride, even under the worst conditions. The ISS eliminates vehicle sway by applying precise amount of force needed between the motorhome's chassis and the suspension system to keep it level through turns and lane changes, as well as on windy days. This force - which can be much higher than the conventional suspension permits - allows the motorhome to corner smoothly when conventional suspensions would not. The Company has exclusive rights to this technology for three years from the date of production.

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

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Luverne, Quality and Road Rescue. All three companies engineer and manufacture emergency vehicles built on chassis platforms purchased from either the Chassis Group or outside sources.

Luverne Fire Apparatus Co., Ltd.

Luverne engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Luverne's product lines include pumper and aerial fire apparatus. Luverne is recognized in the industry for its innovative design, engineering expertise and bringing the strength of "Tubular Stainless Steel" design to the emergency vehicle market. Luverne employs approximately 70 associates at its headquarters in Brandon, South Dakota.

Quality Manufacturing, Inc.

Quality engineers, manufactures and markets custom and commercially produced emergency vehicles at its headquarters in Talladega, Alabama. Approximately 80 associates produce pumper and aerial fire apparatus that are marketed through a dealer network covering North America. Quality focuses its efforts on high-end fire truck customers who desire to extend the life span of their emergency vehicles by purchasing premium products.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets premium, custom advanced-care ambulances and rescue vehicles at its headquarters in St. Paul, Minnesota. Road Rescue is a market leader in the design and manufacturing of Type I and Type III advanced care ambulances, especially medium-duty type vehicles, which represent one of the fastest growing segments of the emergency vehicle market. Road Rescue is in the process of building a manufacturing plant in Marion, South Carolina that will allow the ambulance manufacturer to increase capacity and expand its vehicle offerings to include Type II ambulances. This plant is scheduled to be completed in May 2002. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employs approximately 150 associates.

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

In 2001, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of six salespeople based in Charlotte, Michigan and 12 salespeople located throughout North America, including the independent sales forces of Luverne, Quality and Road Rescue.

Competition

The principal methods of competitive advantages utilized by the Company include shorter engineering reaction time, custom design capability, higher product and service quality and faster speed of delivery. The Company competes with companies that manufacture chassis for similar markets, some of which are divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own commercial chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the market compared to its competition. Both the custom chassis market and the emergency vehicle market are fragmented and the Company believes that no one company has a dominant position in either market.

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

The EVTeam products are manufactured and assembled in each of the subsidiaries' respective manufacturing facilities. The chassis for the products are purchased from the Chassis Group and from outside commercially produced chassis manufacturers. The EVTeam facilities do not use fully automated assembly lines since each vehicle is manufactured to meet specifications of an end user order. The chassis is rolled down the assembly line on temporary wheels as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

With the addition of the second ambulance production facility in Marion, South Carolina, which is scheduled to be completed in May 2002, the Company believes that the assembly facilities of its subsidiaries are sufficient to meet expected production levels. Any further capacity increases can be achieved at a relatively low cost, largely by increasing the number of production associates or adding additional shifts.

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

Patents, Trademarks, Licenses and Franchises

The Company has two United States patents which expire in 2008 and 2016, subject to the payment of required maintenance fees. The Company also owns one United States copyright registration, two United States trademark registrations, and three United States service mark registrations, as well as one trademark registration in each of

Mexico, New Zealand, Peru and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.

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

Associates

The Company and its subsidiaries employed approximately 730 full-time associates as of February 19, 2002. Management presently considers its relations with associates to be positive.

Customer Base

In 2001, the Company's customer base included two major customers. Sales in 2001 to Newmar Corp. ("Newmar") were approximately $36.7 million and sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were approximately $23.7 million. These numbers compare to sales of approximately $47.8 million to Newmar and $45.9 million to Fleetwood in 2000 and approximately $65.7 million to Newmar and $58.6 million to Fleetwood in 1999. Sales to customers classified as major amounted to 26.7%, 37.3% and 43.7% of total revenues in 2001, 2000 and 1999, respectively. Although the loss of a major customer potentially could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $2.3 million, $3.4 million and $2.4 million for the years ended December 31, 2001, 2000 and 1999, respectively. With the exception of the facility in Queretaro, Mexico, all of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2001, the Company had backlog orders for the Chassis Group of approximately $44.0 million, compared with a backlog of approximately $54.0 million at December 31, 2000. At December 31, 2001, the Company had backlog orders for the EVTeam of approximately $31.7 million compared, with a backlog of approximately $47.9 million at December 31, 2000.

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
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors Chassis, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing and Warehousing	Owned	51,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales and Marketing	Owned	44,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development and Manufacturing	Owned	50,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, and Warehousing	Owned	140,000

Spartan Motors Chassis, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing and Receiving	Leased	42,000

Spartan de Mexico S.A. de C.V.	Acceso III S-N, Queretaro, Mexico	Manufacturing and Warehousing	Owned	100,000*

Luverne Fire Apparatus Co., Ltd.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, and Warehousing	Leased	35,000

Quality Manufacturing, Inc.	1420 Nimitz Avenue Talladega, Alabama	General Offices, Manufacturing and Warehousing	Owned	65,000

Road Rescue, Inc.	1133 Rankin Street Saint Paul, Minnesota	General Offices, Manufacturing and Warehousing	Leased	93,000

*Currently idle

Item 3.                    Legal Proceedings.

At December 31, 2001, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position will not be materially affected by the final outcome of these legal proceedings.

Item 4.                    Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2001, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.                    Market For Registrant's Common Stock and Related Shareholder Matters.

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by The Nasdaq Stock Market:
	High	Low
Year Ended December 31, 2001:
First Quarter	$3.375	$1.500
Second Quarter	4.260	2.000
Third Quarter	6.100	3.250
Fourth Quarter	7.000	3.250

Year Ended December 31, 2000:
First Quarter	$4.625	$3.813
Second Quarter	4.875	3.938
Third Quarter	4.313	2.250
Fourth Quarter	3.000	1.125

The Company declared cash dividends of $0.07 per outstanding share on May 14, 2001 and $0.07 per outstanding share on May 30, 2000, to shareholders of record on May 29, 2001 and June 7, 2000, respectively.

The number of shareholders of record of the Company's common stock on February 19, 2002 was 739.

Item 6.                    Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2001 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands of Dollars, Except Per Share Data)
	2001	2000	1999	1998	1997

Sales	$226,263	$251,406	$284,638	$251,638	$178,641
Cost of products sold	189,478	218,114	244,268	216,296	155,291
Gross profit	36,785	33,292	40,370	35,342	23,350
Operating expenses:
Research and development	6,210	6,341	6,590	5,404	4,692
Selling, general & administrative	19,637	19,010	22,832	18,221	15,801
Operating income	10,938	7,941	10,948	11,717	2,857
Other	(1,038)	(889)	(994)	(165)	52
Earnings before loss on discontinued
operations and taxes on income	9,900	7,052	9,954	11,552	2,909
Taxes on income	3,885	2,142	3,061	4,236	630
Net earnings from continuing operations	6,015	4,910	6,893	7,316	2,279
Discontinued operations:
Loss from operations of Carpenter	-	(3,901)	(8,284)	(3,831)	(15,403)
Gain (loss) on disposal of Carpenter	116	(6,619)	-	-	-
Net earnings (loss)	$6,131	$(5,610)	$(1,391)	$3,485	$(13,124)

Basic and diluted earnings (loss) per share:
Net earnings from continuing operations	$0.57	$0.43	$0.55	$0.59	$0.18
Discontinued operations	0.01	(0.92)	(0.66)	(0.31)	(1.24)
Basic and diluted earnings (loss) per share	$0.58	$(0.49)	$(0.11)	$0.28	$(1.06)

Cash dividends per common share	$0.07	$0.07	$0.07	$0.07	$0.07
Basic weighted average common shares
outstanding	10,561	11,493	12,483	12,507	12,381
Diluted weighted average common shares
outstanding	10,616	11,496	12,500	12,536	12,418
Balance Sheet Data:
Net working capital	$29,190	$38,057	$41,867	$45,208	$41,429
Total assets	77,612	98,305	122,698	125,916	81,245
Long-term debt, continuing operations	9,400	24,504	23,119	22,265	9,604
Shareholders' equity	36,912	30,653	43,178	45,133	47,489

The five-year summary above should be read in conjunction with Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
	2001		2000		1999

Sales	100.0%		100.0%		100.0%
Cost of products sold	83.7%		86.8%		85.8%
Gross profit	16.3%		13.2%		14.2%
Operating expenses:
Research and development	2.7%		2.5%		2.3%
Selling, general & administrative	8.8%		7.5%		8.0%
Operating income	4.8%		3.2%		3.9%
Other	(0.4%	)	(0.3%	)	(0.4%	)
Earnings before taxes on income	4.4%		2.9%		3.5%
Taxes on income	1.8%		0.9%		1.1%
Net earnings from continuing operations	2.6%		2.0%		2.4%
Discontinued operations:
Loss from operations of Carpenter			(1.6%	)	(2.9%	)
Gain (loss) on disposal of Carpenter	0.1%		(2.6%	)
Net earnings (loss)	2.7%		(2.2%	)	(0.5%	)

          Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Continuing Operations

For the year ended December 31, 2001, consolidated sales decreased $25.1 million (10.0%) over the amount reported for the previous year. This decrease is due to a $28.8 million (14.3%) decrease in Chassis Group sales, offset by a $9.1 million (15.2%) increase in EVTeam sales. The increase in EVTeam sales is primarily due to older demographics in the United States, creating a higher demand for emergency vehicles. In addition, emergency vehicle markets are less impacted by swings in the economy.

The remaining fluctuation is due to intercompany sales, which are eliminated from the consolidated sales totals. Higher sales from the Chassis Group to the EVTeam caused intercompany sales to increase $5.4 million (51.3%) over the prior year. The EVTeam is in the process of filling two large orders, one for the City of Atlanta and the other for the City of Chicago, all built on Chassis Group product.

Within the Chassis Group, the motorhome chassis line had sales decline 18.7% over the 2000 fiscal year. The domestic economic recession coupled with stock market uncertainty stemming from the terrorist attacks on September 11, 2001 have contributed to the slower demand in the motorhome market.

The Chassis Group's other primary product line, fire truck chassis, had an increase of 4.6% in sales for the year ended December 31, 2001 over the year ended December 31, 2000. For the second year in a row, almost all of the fire truck chassis platforms experienced growth over the prior year due to a strong market.

Transit bus chassis sales for 2001 decreased 75.1% over 2000, as the Company winds down its transit bus backlog. The Company decided during 2000 to transition out of the transit bus market. For the year ended December 31, 2001, sales of specialty chassis declined approximately 59.7%, compared to the year ended December 31, 2000. This is due to the Chassis Group's focus in 2001 on its two primary product lines, motorhome and fire truck chassis.

Gross margin increased from 13.2% in 2000 to 16.3% in 2001. This is primarily due to changes in the levels of inventory write-offs and warranty claims. In 2000, the Company decided to exit the transit bus market, resulting in write-offs of obsolete chassis inventory related to transit buses. In 2001, the Company has experienced better inventory monitoring by management and associates, resulting in lower inventory write-offs. In addition, improved product quality and reliability has translated to lower warranty expense in 2001.

Selling, general and administrative expenses increased from 7.5% of sales for the year ended December 31, 2000 to 8.8% for the year ended December 31, 2001. In actual dollars, selling, general and administrative expenses were up only 3.2%. This increase is primarily due to increases in commercial and health insurance costs as well as an increase in the Company's Michigan Single Business Tax (SBT). The increases in commercial and health insurance costs are due to unfavorable insurance markets, which are being experienced by many other companies. As the tax base for determining SBT requires the Company to add back employee benefit costs, the higher health insurance costs have also translated into a higher SBT expense over the prior year.

The increase in the Company's income taxes is due to higher earnings before taxes in 2001 when compared to 2000. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. Carpenter sales for the years ended December 31, 2000 and 1999, which have been properly removed from the restated consolidated totals, were $24.9 million and $21.5 million, respectively. The $3.9 million and $8.3 million losses from operations of Carpenter reflect losses generated from operating the business segment during 2000 through September 29, 2000 and during 1999, respectively. The $0.1 million gain on disposal of Carpenter in 2001 is a result of the Company's revision of its estimated loss to dispose of the business, based upon substantial completion of the liquidation in the fourth quarter. The $6.6 million after-tax loss on disposal of Carpenter in 2000 resulted from the decision to initiate the orderly liquidation of Carpenter and this amount included approximately $1.8 million for anticipated operating losses during the phase-out period. Details of Carpenter's net assets and liabilities at December 31, 2001 and 2000 are set forth in Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements.

          Year Ended December 31, 2000 compared to Year Ended December 31, 1999

Continuing Operations

For the year ended December 31, 2000, consolidated sales decreased $33.2 million (11.7%) over the amount reported for the previous year. The majority of this decrease is due to a $39.9 million (16.5%) decrease in sales of the Chassis Group. This decrease is partially offset by an increase in sales by the EVTeam. This segment recorded an increase of $4.9 million (8.9%) over the prior year, due to the fire truck and ambulance markets being less impacted by fluctuations in the economy.

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

Transit bus chassis sales for 2000 increased 35.5% over 1999, as the Company winds down its transit bus backlog. The Company decided during 2000 to transition out of the transit bus market. For the year ended December 31, 2000, sales of school bus chassis and specialty chassis declined approximately 84.8% and 42.1%, respectively, compared to the year ended December 31, 1999. The decrease in school bus chassis sales can be attributed to lower sales to the Chassis Group's primary customer, Carpenter. As mentioned earlier, in September of 2000 Carpenter began an orderly liquidation through an assignment for the benefit of creditors. See Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements.

Gross margin dropped from 14.2% in 1999 to 13.2% in 2000. This is due to higher EVTeam sales and lower Chassis Group sales. The EVTeam operates at lower margins than the Chassis Group since the value added is only in the body rather than the complete vehicle. Thus, the gross margin on the body is diluted by the pass-through nature of the chassis cost. In addition, the Company decided to exit the transit bus market in 2000, resulting in write-offs of obsolete chassis inventory related to transit buses.

Selling, general and administrative expenses decreased from 8.0% of sales for the year ended December 31, 1999 to 7.5% for the year ended December 31, 2000. This is due to a proactive move by the Chassis Group. During the third quarter of 2000, the Chassis Group reduced its salaried workforce by 20% in order to combat operating expenses in light of lower sales levels.

The decrease in the Company's income taxes is due to lower earnings before taxes in 2000 when compared to 1999. The effective tax rate for 2000 was 30.4%, which is consistent with the 1999 effective tax rate of 30.8%. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. During the fourth quarter of 2000, Carpenter completed the remaining items in its backlog and ceased production. As part of its assignment for the benefit of creditors, Carpenter accepted offers for its land and building and disposed of many assets in an auction. Carpenter sales for the years ended December 31, 2000 and 1999, which have been properly removed from the restated consolidated totals, were $24.9 million and $21.5 million, respectively. The $3.9 million and $8.3 million losses from operations of Carpenter reflect losses generated from operating the business segment during 2000 through September 29, 2000 and 1999, respectively. The $6.6 million after-tax loss on disposal of Carpenter resulted from the decision to begin the orderly liquidation of Carpenter and this amount included approximately $1.8 million for anticipated operating losses during the phase-out period. Details of Carpenter's net assets and liabilities at December 31, 2000 and 1999 are set forth in Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 13, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 2001, cash provided by continuing operating activities was approximately $22.0 million, which was a $9.0 million improvement over the $13.0 million of cash provided by continuing operating activities for the year ended December 31, 2000. The Company's working capital decreased by $8.9 million from $38.1 million in 2000 to $29.2 million in 2001. See the "Consolidated Statement of Cash Flows" contained in this Form 10-K for further information regarding the increase in cash and cash equivalents, from $0.5 million as of December 31, 2000, to $4.2 million as of December 31, 2001. See "Item 6-Selected Financial Data" for a five-year comparison of working capital.

Shareholders' equity increased approximately $6.3 million to $36.9 million as of December 31, 2001. This change is primarily the result of net earnings of $6.1 million, dividends of $0.7 million paid on June 29, 2001 and net proceeds from the exercise of stock options of $0.9 million. See the "Consolidated Statements of Shareholders' Equity" contained in this Form 10-K for further information regarding the changes in shareholders' equity.

The Company's primary line of credit is a $25 million revolving note payable to a bank. The Company also has a $3.1 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2001 the Company was in compliance with all debt covenants.

The Company also has secured lines of credit of $1.1 million and $0.2 million and an unsecured line of credit of $1 million. The $1.1 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 2001, was 4.75%) and has an expiration date of March 2002. This line of credit is guaranteed by the Company. Borrowings under this line totaled $1.1 million at December 31, 2001.

The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2002. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at December 31, 2001. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on this line at December 31, 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement the Summary of Significant Accounting Policies presented in Note 1 of the Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within the Company's operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101), as amended by SAB 101A and SAB 101B. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. This occurs when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Warranties - Estimated costs related to product warranties are accrued at the time of sale and included in cost of sales. Estimated costs are based upon past warranty claims and sales history and adjusted as required to reflect actual costs incurred, as information becomes available.

Pending Accounting Policies

See "New Accounting Standards Not Yet Adopted" in Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements.

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

•

The effects of the September 11, 2001 terrorist attacks: the considerable political and economic uncertainties resulting from these events could adversely affect the Company's order intake and sales, particularly in the motorhome market.

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

Item 8.                    Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$4,192,785	$535,030
Accounts receivable, less allowance for doubtful accounts
of $446,000 in 2001 and $599,000 in 2000	25,774,877	32,070,887
Inventories	23,587,813	30,437,792
Deferred tax assets	3,777,269	4,023,269
Federal taxes receivable	-	5,697,352
Other current assets	1,619,503	944,406
Current assets of discontinued operations	1,537,915	3,783,007
Total current assets	60,490,162	77,491,743

Property, plant and equipment, net	11,288,223	10,595,662
Goodwill, net of accumulated amortization of $1,712,000 in 2001 and
$1,295,000 in 2000	4,543,422	4,960,421
Deferred tax benefit	1,183,836	1,183,836
Other assets	106,176	359,811
Long-term assets of discontinued operations	-	3,713,884
TOTAL ASSETS	$77,611,819	$98,305,357

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$13,850,182	$19,182,332
Notes payable	-	30,000
Other current liabilities and accrued expenses	1,851,199	3,701,040
Accrued warranty	3,510,316	3,973,331
Accrued customer rebates	380,171	421,338
Taxes on income	1,241,325	-
Accrued compensation and related taxes	1,740,563	1,633,117
Accrued vacation	1,118,200	1,018,989
Deposits from customers	3,807,185	2,458,566
Current portion of long-term debt	2,005,079	915,238
Current liabilities of discontinued operations	1,795,556	6,100,868
Total current liabilities	31,299,776	39,434,819

Long-term debt, less current portion	9,400,000	24,503,809
Long-term liabilities of discontinued operations	-	3,713,884

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 23,900,000 shares authorized, issued
10,722,142 shares and 10,518,077 shares as of December 31, 2001
and 2000, respectively.	107,221	105,181
Additional paid in capital	21,133,937	20,271,653
Retained earnings	15,670,885	10,276,011
Total shareholders' equity	36,912,043	30,652,845
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$77,611,819	$98,305,357

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2001	2000	1999

Sales	$226,262,753	$251,405,660	$284,637,910
Cost of products sold	189,478,179	218,113,677	244,268,314
Gross profit	36,784,574	33,291,983	40,369,596

Operating expenses:
Research and development	6,210,483	6,341,169	6,589,681
Selling, general and administrative	19,635,906	19,009,446	22,832,264
Operating income	10,938,185	7,941,368	10,947,651

Other income / (expense):
Interest expense	(1,375,128)	(1,617,771)	(1,450,062)
Interest and other income	337,433	728,912	456,550
Earnings before taxes on income	9,900,490	7,052,509	9,954,139

Taxes on income	3,885,000	2,142,000	3,061,000
Net earnings from continuing operations	6,015,490	4,910,509	6,893,139

Discontinued operations:
Loss from operations of Carpenter (less
applicable income taxes of $0)	-	(3,900,853)	(8,284,273)
Gain (loss) on disposal of Carpenter, including
provision of $1,775,000 in 2000 for operating losses
during phase-out period (including applicable income
tax benefit of $802,000 in 2001 and $6,422,000 in 2000)	115,649	(6,619,174)	-
Net earnings (loss)	$6,131,139	$(5,609,518)	$(1,391,134)

Basic and diluted net earnings (loss) per share:
Net earnings from continuing operations	$0.57	$0.43	$0.55
Loss from discontinued operations:
Loss from operations of Carpenter	-	(0.34)	(0.66)
Gain (loss) on disposal of Carpenter	0.01	(0.58)	-
Basic and diluted net earnings (loss) per share	$0.58	$(0.49)	$(0.11)

Basic weighted average common shares outstanding	10,561,000	11,493,000	12,483,000

Diluted weighted average common shares outstanding	10,616,000	11,496,000	12,500,000

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss) Valuation Allowance	Total

Balance, January 1, 1999	12,536,891	$125,369	$24,152,744	$20,883,094	$(28,422)	$45,132,785

Purchase and constructive retirement of stock	(264,100)	(2,641)	(509,714)	(582,946)		(1,095,301)
Stock options exercised	4,700	47	8,961			9,008
Shares issued in purchase price adjustment related to acquisition of subsidiary	39,149	392	248,711			249,103
Minority funding of shareholders' deficit of subsidiary				750,000		750,000
Dividends paid ($0.07 per share)				(877,430)		(877,430)
Assets sold in exchange for stock	(42,663)	(427)	(255,551)			(255,978)
Conversion of non-voting shares of subsidiary stock to voting shares				628,966		628,966
Comprehensive loss:
Net loss				(1,391,134)		(1,391,134)
Other comprehensive items, net of tax:
Change in valuation allowance (net of tax benefit of $16,400)					28,422	28,422
Total comprehensive loss						(1,362,712)
Balance at December 31, 1999	12,273,977	122,740	23,645,151	19,410,550	-	43,178,441

Purchase and constructive retirement of stock	(1,755,900)	(17,559)	(3,388,887)	(2,714,276)		(6,120,722)
Dividends paid ($0.07 per share)				(810,745)		(810,745)
Other			15,389			15,389
Comprehensive loss:
Net loss				(5,609,518)		(5,609,518)
Balance at December 31, 2000	10,518,077	105,181	20,271,653	10,276,011	-	30,652,845

Stock options exercised	204,065	2,040	862,284			864,324
Dividends paid ($0.07 per share)				(736,265)		(736,265)
Comprehensive earnings:
Net earnings				6,131,139		6,131,139
Balance at December 31, 2001	10,722,142	$107,221	$21,133,937	$15,670,885	$-	$36,912,043

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net earnings from continuing operations	$6,015,490	$4,910,509	$6,893,139
Adjustments to reconcile net earnings from continuing
operations to net cash provided by operating activities:
Depreciation	1,787,811	1,799,990	1,712,972
Amortization	416,999	439,482	839,443
Loss (gain) on disposal of assets and investment securities	4,535	(24,272)	(390,914)
Decrease (increase) in assets net of effects of acquisition of subsidiaries:
Accounts receivable	6,296,010	4,443,620	4,615,612
Inventories	6,849,979	9,195,182	(3,516,611)
Deferred tax assets	246,000	(1,719,800)	(1,338,438)
Federal taxes receivable	5,697,352	(4,269,407)	(1,427,945)
Other assets	(421,462)	57,376	(340,662)
Increase (decrease) in liabilities net of effects of acquisition of subsidiaries:
Accounts payable	(5,332,150)	(3,224,060)	3,407,860
Other current liabilities and accrued expenses	(1,849,841)	2,314,483	851,116
Accrued warranty	(463,015)	669,553	430,031
Accrued customer rebates	(41,167)	(207,973)	66,159
Taxes on income	1,241,325	-	(1,446,432)
Accrued compensation and related taxes	107,446	(58,547)	505,705
Accrued vacation	99,211	(89,675)	132,084
Deposits from customers	1,348,619	(1,194,398)	728,956
Total adjustments	15,987,652	8,131,554	4,828,936
Net cash provided by continuing operating activities	22,003,142	13,042,063	11,722,075
Net cash used in discontinued operating activities	(1,944,571)	(6,154,146)	(11,151,424)
Net cash provided by operating activities	20,058,571	6,887,917	570,651

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,515,822)	(1,282,394)	(1,876,100)
Proceeds from sale of property, plant and equipment	30,915	38,374	38,601
Proceeds from sales of investment securities	-	-	500,000
Minority interest contributions	-	(1,000)	750,000
Proceeds from sale of assets	-	-	1,329,995
Acquisition of subsidiaries, net of cash received	-	-	(249,103)
Net cash provided by (used in) investing activities	(2,484,907)	(1,245,020)	493,393
Cash flows from financing activities:
Payments on notes payable	(30,000)	(5,000)	(162,000)
Proceeds from long-term debt	-	2,800,000	1,395,712
Payments on long-term debt	(14,013,968)	(1,022,586)	(18,776)
Net proceeds from exercise of stock options	864,324	-	9,008
Purchase of treasury stock	-	(6,120,722)	(1,095,301)
Payment of dividends	(736,265)	(810,745)	(877,430)
Other	-	15,389	-
Net cash used in financing activities	(13,915,909)	(5,143,664)	(748,787)
Net increase in cash and cash equivalents	3,657,755	499,233	315,257
Cash and cash equivalents at beginning of year	535,030	35,797	(279,460)
Cash and cash equivalents at end of year	$4,192,785	$535,030	$35,797

Supplemental disclosures: Cash paid for interest was $1,450,000, $2,104,000 and $1,894,600 for 2001, 2000 and 1999, respectively. Cash paid (refunds) for income taxes was ($4,343,000), $1,655,000 and $6,698,000 for 2001, 2000 and 1999, respectively.

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARES
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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its five wholly owned subsidiaries: Spartan Motors Chassis, Inc., Spartan Motors Foreign Sales Corporation, Inc., Quality Manufacturing, Inc., Luverne Fire Apparatus Co., Ltd. and Road Rescue, Inc. Carpenter Industries, Inc. ("Carpenter") is a 57.6% owned subsidiary that, effective September 29, 2000, is accounted for as a discontinued operation (see Note 11). All material intercompany transactions have been eliminated.

Financial Instruments. The Company values financial instruments as required by Statement of Financial Accounting Standards (SFAS) No. 107 "Disclosures about Fair Values of Financial Instruments." The carrying amounts of cash and cash equivalents and accounts and notes receivable approximate fair value. The Company does not utilize derivatives and as a result, the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," in the first quarter of 2001 did not have any effect on the earnings or financial position of the Company.

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

Concentrations of Credit Risk. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Such losses consistently have been within management's expectations. Two customers represented a total of approximately 11% and 21% of the Company's trade accounts receivable at December 31, 2001 and 2000, respectively.

Inventories are stated at the lower of cost or market. Cost for approximately 43.4% (51.9% in 2000) of inventories is determined using the last-in, first-out (LIFO) cost method. Cost for the remaining inventory is determined using the lower of first-in, first-out (FIFO) cost method. The FIFO cost for all inventories approximates replacement cost.

Property, Plant and Equipment are stated at cost and are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes.

Goodwill represents the excess of purchase price over fair value of net assets of acquired businesses. Goodwill is amortized on a straight-line basis over 15 years. The carrying amounts of goodwill are reviewed if facts and circumstances suggest that they may be impaired. If the review indicates that the carrying amount will not be recoverable, as determined using an undiscounted cash flow analysis, the carrying amount of the goodwill is reduced by the estimated shortfall of fair value to recorded value.

SPARTAN MOTORS, INC. AND SUBSIDIARES
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

Earnings Per Share. Basic earnings (loss) per share represents net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net income (loss) available to common shares outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period calculated. The effect of dilutive stock options was 55,000, 3,000 and 17,000 at December 31, 2001, 2000 and 1999, respectively. The effect of the remaining outstanding stock options was not considered as their inclusion would be antidilutive.

Stock Options. The Company follows Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for its employee and director stock options. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's employee and director stock options equals the market price of the underlying stock on the date of grant.

New Accounting Standards Not Yet Adopted. In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $0.4 million ($0.04 per diluted share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The Company expects to adopt SFAS No. 144 as of January 1, 2002 and it has not determined the effect, if any, the adoption of the Statement will have on the Company's financial position and results of operations.

Reclassifications. Certain amounts previously reported in 2000 and 1999 have been reclassified to conform with the presentation used in 2001.

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	2001	2000

Finished goods	$6,466,152	$6,291,203
Work in process	7,399,713	7,190,832
Raw materials and purchased components	11,234,222	18,882,881
Obsolescence reserve	(1,512,274)	(1,927,124)

TOTAL	$23,587,813	$30,437,792

For 2001 and 2000, inventory valued at LIFO was approximately the same as inventory valued using the FIFO method.

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:
	December 31,
	2001	2000

Land and improvements	$1,080,842	$1,041,382
Buildings and improvements	12,044,364	11,416,639
Plant machinery and equipment	4,095,919	3,870,005
Furniture and fixtures	6,984,991	6,177,219
Vehicles	1,061,218	999,376
Construction in process	577,503	76,946

Total	25,844,837	23,581,567
Less accumulated depreciation	14,556,614	12,985,905

Net property, plant and equipment	$11,288,223	$10,595,662

NOTE 4 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2001, 2000 and 1999 was $1,156,000, $1,157,000 and $851,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $773,000 in 2002; $682,000 in 2003; $207,000 in 2004; $119,000 in 2005; $117,000 in 2006; and $296,000 thereafter.

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME

Income tax expense (credit) attributable to continuing operations is summarized as follows:
	Year Ended December 31,
	2001	2000	1999
Current:
Federal	$2,559,000	$3,402,800	$3,747,000
State	1,080,000	459,000	652,000
Total current	3,639,000	3,861,800	4,399,000
Deferred:
Federal	233,000	(1,589,800)	(1,253,000)
State	13,000	(130,000)	(85,000)
Total deferred	246,000	(1,719,800)	(1,338,000)

TOTAL PROVISION FOR INCOME TAXES	$3,885,000	$2,142,000	$3,061,000

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings before taxes on income from continuing operations, and the actual tax expense are as follows:
	Year Ended December 31,
	2001		2000		1999
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$3,366,000	34.00%	$2,398,000	34.00%	$3,384,000	34.00%
Increase (decrease) in income taxes
resulting from:
Foreign Sales Corporation	(103,000)	(1.04)	(40,000)	(0.57)	(17,000)	(0.17)
Nondeductible expenses	144,000	1.45	94,000	1.33	43,000	0.43
State tax expense	721,000	7.28	217,000	3.08	312,000	3.13
Reversal of prior year tax accruals	-	0.00	(520,000)	(7.37)	(607,000)	(6.10)
Stock option compensation deduction	(118,000)	(1.19)
Other	(125,000)	(1.26)	(7,000)	(0.10)	(54,000)	(0.54)
TOTAL	$3,885,000	39.24%	$2,142,000	30.37%	$3,061,000	30.75%

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2001	2000
Current Asset (Liability):
Additional capitalized inventory costs	$129,000	$127,000
Vacation accrual	418,000	382,000
Warranty reserve	1,351,000	1,878,000
Inventory allowance	598,000	704,000
Allowance for doubtful accounts	135,000	219,000
Charitable contribution carryover	1,185,000	614,000
Other	(38,731)	99,269

Total	$3,777,269	$4,023,269

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)
Non-Current Asset:
Charitable contribution carryover	$941,000	$1,020,000
Capital loss on investment in Carpenter	10,097,000	10,097,000
Valuation allowance for capital loss carryforward	(10,097,000)	(10,097,000)
Other	242,836	163,836

Total	$1,183,836	$1,183,836

In 2000, the Company's loss on its investment in the stock of its 57.6% owned subsidiary, Carpenter, generated a capital loss of approximately $29.7 million. Since the Company currently has no capital gains to offset against the capital loss, the Company has recorded a valuation allowance that reserves in full the deferred tax asset related to this loss carryover. These capital losses can be carried forward for five years and during that time future capital gains, up to approximately $29.7 million, would be offset by them.

NOTE 6 - DEBT
	December 31,
	2001	2000
Long-term debt consists of the following:

   Revolving note payable to bank, with interest payable daily at the Eurodollar rate plus an applicable margin ranging
      from 1.0% to 2.5%, depending on the level of leverage
      maintained by the Company, the average of which was
      5.44% during 2001, due February 28, 2003, secured by
      the Company's assets

	$ 8,300,000	$ 21,400,000
Term note payable to bank, with interest payable monthly at the 30 day LIBOR rate, the average of which was 5.79% during 2001, due February 28, 2003, secured by the Company's assets	3,100,000	4,000,000
Other	5,079	19,047
Subtotal	11,405,079	25,419,047
Less current portion of long-term debt	2,005,079	915,238
Total	$ 9,400,000	$ 24,503,809

The Company's primary line of credit is a $25 million revolving note payable to a bank. The Company also has a $3.1 million term note. Under the terms of the credit agreement for the line of credit and term note, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2001 the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit of $1 million and secured lines of credit of $0.2 million and $1.1 million. The $1.1 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at December 31, 2001, was 4.75%) and has an expiration date of March 2002. This line of credit is guaranteed by the Company. Borrowings under this line totaled $1.1 million at December 31, 2001. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2002. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at December 31, 2001. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on this line at December 31, 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two customers classified as major customers in 2001, 2000 and 1999:
	2001		2000		1999
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

A	$23,690,000	$ 2,306,000	$45,898,000	$ 4,402,000	$58,584,000	$ 6,191,000
B	36,665,000	528,000	47,756,000	2,429,000	65,664,000	3,237,000

NOTE 8 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Chassis Group employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $352,000, $349,000 and $384,000 in 2001, 2000 and 1999, respectively. The Company's policy is to fund plan costs accrued.

NOTE 9 - STOCK OPTIONS

The Company has stock option plans covering certain employees. Shares reserved for options under these plans total 4,400,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

The Company has a stock option and a restricted stock plan for outside market advisors. Shares reserved for options under this plan total 200,000 (included in the 4,400,000 above) and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the grant date. Compensation expense is recognized for all options granted under this plan.

The Company has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 800,000 (included in the 4,400,000 above) and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK OPTIONS (Continued)

Activity for the years ended December 31, 2001, 2000 and 1999 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 1999	$1.73 - $14.58	$8.74	2,153,140

Options granted	$4.38 - $6.19	$5.75	548,240
Options exercised	$1.73 - $6.19	$1.92	(4,700)
Options expired	$1.73 - $14.58	$8.50	(162,430)

Balance at December 31, 1999	$1.73 - $14.58	$8.16	2,534,250

Options granted	$2.50 - $4.19	$4.14	542,410
Options exercised	-	-	-
Options expired	$1.73 - $14.58	$7.62	(379,610)

Balance at December 31, 2000	$2.50 - $14.50	$7.43	2,697,050

Options granted	$1.69 - $6.40	$3.88	548,865
Options exercised	$1.69 - $6.19	$4.23	(204,065)
Options expired	$3.95 - $14.50	$8.98	(236,440)

Balance at December 31, 2001	$1.69 - $14.50	$6.82	2,805,410

The following table summarizes information regarding stock options outstanding at December 31, 2001 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/01	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price

$1.69 - $2.50	34,500	9.0	$1.95	34,500	$1.95
$2.66 - $3.95	425,725	9.3	$3.90	425,725	$3.90
$4.13 - $6.19	843,045	7.7	$5.03	843,045	$5.03
$6.19 - $8.80	1,118,145	5.2	$7.17	1,118,145	$7.17
$10.50 - $14.50	383,995	2.2	$13.42	383,995	$13.42
	2,805,410			2,805,410

The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), and related interpretations in accounting for its stock options granted to employees or directors. Accordingly, no compensation cost has been recognized for grants to employees or directors under its stock option plans covering employees. Had compensation for these plans been determined based on the fair market value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income (loss) and earnings (loss) per share for the years ended December 31, 2001, 2000 and 1999, would have been the pro forma amounts indicated below.

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK OPTIONS (Continued)
	2001	2000	1999
Net earnings (loss)
As reported	$6,131,139	$(5,609,518)	$(1,391,134)
Pro forma	5,029,678	(6,736,227)	(2,762,098)

Net earnings (loss) per share
As reported	$0.58	$(0.49)	$(0.11)
Pro forma	0.47	(0.59)	(0.22)

The estimated fair value of options granted was $2.01, $2.08 and $2.61 per share in 2001, 2000 and 1999, respectively. The fair market value of options granted under the Company's stock option plans during 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2001	1%	54.0%	4.79%	5 years
2000	None	48.0%	6.23%	5 years
1999	None	41.8%	5.73%	5 years

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. At December 31, 2001, the Company had outstanding letters of credit totaling $0.2 million.

At December 31, 2001, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on December 31, 2001 was approximately $3.4 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or operating results.

The Company has outstanding purchase commitments at December 31, 2001 for approximately $2.1 million to complete an expansion project in South Carolina. This project will be funded through a combination of future borrowings, existing cash reserves and future cash flows from operations. The project is expected to be completed in May 2002.

NOTE 11 - DISCONTINUED OPERATIONS

Since October 23, 1998, the Company has consolidated its majority-owned subsidiary, Carpenter, and recognized 100% of its operating results. On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. Since Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets were accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented were restated to reflect this business as a discontinued operation. Carpenter sales for the years ended December 31, 2000 and 1999, which were properly removed from the restated consolidated sales totals, were $24.9 million and $21.5 million, respectively.

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - DISCONTINUED OPERATIONS (Continued)

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:
	December 31,
	2001	2000

Cash and cash equivalents	$1,453,198
Accounts receivable	-	$1,257,180
Inventories	-	1,129,476
Other current assets	84,717	1,396,351
Total current assets of discontinued operations	$1,537,915	$3,783,007

Notes payable	$1,135,556	$4,531,687
Accounts payable	-	302,481
Other current liabilities	660,000	1,266,700
Total current liabilities of discontinued operations	$1,795,556	$6,100,868

Property, plant and equipment, net	-	$3,713,884
Total long-term assets of discontinued operations	$-	$3,713,884

Long-term debt	-	$3,713,884
Total long-term liabilities of discontinued operations	$-	$3,713,884

The liquidation of Carpenter was substantially completed in the fourth quarter of 2001. The remaining liabilities are expected to be paid in the first half of 2002. Any excess obligations will be paid by the Company, as guarantor.

NOTE 12 - BUSINESS SEGMENTS

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

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)
Year Ended December 31, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net Sales	$173,236	$69,129		$(16,102)	$226,263
Interest expense	313	848		214	1,375
Depreciation and
amortization expense	931	380	$417	477	2,205
Income tax expense	3,486	812		(413)	3,885
Segment earnings (loss) from
continuing operations	6,106	1,376	(417)	(1,050)	6,015
Discontinued operations				116	116
Segment earnings	6,106	1,376	(417)	(934)	6,131
Segment assets	38,034	27,131	4,543	7,904	77,612

Year Ended December 31, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net Sales	$202,056	$59,990		$(10,640)	$251,406
Interest expense	410	918		290	1,618
Depreciation and
amortization expense	950	393	$440	456	2,239
Income tax expense	2,768	(100)		(526)	2,142
Segment earnings (loss) from
continuing operations	5,224	595	(440)	(469)	4,910
Discontinued operations				(10,519)	(10,519)
Segment earnings	5,224	595	(440)	(10,988)	(5,609)
Segment assets	43,023	28,441	4,960	21,881	98,305

Year Ended December 31, 1999
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net Sales	$241,935	$55,109		$(12,406)	$284,638
Interest expense	1,067	569		(186)	1,450
Depreciation and
amortization expense	1,348	365	$840		2,553
Income tax expense	3,435	560		(934)	3,061
Segment earnings (loss) from
continuing operations	6,218	894	(840)	621	6,893
Discontinued operations	-	-		(8,284)	(8,284)
Segment earnings	6,218	894	(840)	(7,663)	(1,391)
Segment assets	69,119	28,595	5,419	19,565	122,698

SPARTAN MOTORS, INC. AND SUBSIDIARES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2001 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Net sales	$58,657,558	$58,520,417	$55,803,468	$53,281,310
Gross profit	9,128,765	9,017,844	9,361,236	9,276,729
Net earnings from continuing operations	1,468,052	1,297,995	1,554,755	1,694,688
Discontinued operations:
Loss from operations of Carpenter	-	-	-	-
Gain on disposal of Carpenter	-	-	-	115,649
Net earnings	$1,468,052	$1,297,995	$1,554,755	$1,810,337
Basic and diluted net earnings per share:
Net earnings from continuing operations	0.14	0.12	0.15	0.16
Discontinued operations
Loss from operations of Carpenter	-	-	-	-
Gain on disposal of Carpenter	-	-	-	0.01
Basic and diluted net earnings per share	$0.14	$0.12	$0.15	$0.17

Summarized quarterly financial data for the year ended December 31, 2000 is as follows:
	Quarter Ended
	March 31	June 30	September 30		December 31

Net sales	$77,395,130	$63,662,620		$53,044,880	$57,303,030
Gross profit	11,492,808	9,589,902		3,877,424	8,331,849
Net earnings (loss) from continuing operations	2,949,900	1,785,632		(1,732,574)	1,907,551
Discontinued operations:
Earnings (loss) from operations of Carpenter	(981,362)	(771,340)		(2,148,151)	-
Gain (loss) on disposal of Carpenter	-	-		(6,099,174)	(520,000)
Net earnings (loss)	$1,968,538	$1,014,292		$(9,979,899)	$1,387,551
Basic and diluted net earnings (loss) per share:
Net earnings from continuing operations	0.24	0.15		(0.15)	0.18
Discontinued operations
Earnings (loss) from operations of Carpenter	(0.08)	(0.06)		(0.19)	-
Gain (loss) on disposal of Carpenter	-	-		(0.54)	(0.05)
Basic and diluted net earnings (loss) per share	$0.16	$0.09	$	$(0.88)	$0.13

In the fourth quarter of 2000, the Company made a reversal of prior year tax accruals for continuing operations of $0.5 million and reduced the tax benefit related to discontinued operations by $0.5 million.

Ernst & Young LLP Suite 1000 171 Monroe, N.W. Grand Rapids, Michigan 49503	Phone: (616) 774-0710 Fax: (616) 774-0190 www.ey.com

Report of Independent Auditors

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the Company) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Ernst & Young LLP

February 8, 2002

Item 9.                    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure required.

PART III

Item 10.                    Directors and Executive Officers of the Registrant.

The information required by this item is contained under the captions "Spartan Motors' Board of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on June 11, 2002, and is herein incorporated by reference.

Item 11.                    Executive Compensation.

The information required by this item is contained under the captions "Compensation of Directors," "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on June 11, 2002, and is herein incorporated by reference.

Item 12.                    Security Ownership of Certain Beneficial Owners and Management.

The information required by this item is contained under the caption "Ownership of Spartan Motors Stock" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on June 11, 2002, and is herein incorporated by reference.

Item 13.                    Certain Relationships and Related Transactions.

The information required by this item, if any, is contained under the caption "Spartan Motors' Board of Directors" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on June 11, 2002, and is herein incorporated by reference.

PART IV

Item 14.                    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          Item 14(a)(1).          List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2001, December 31, 2000 and December 31, 1999

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 2001, December 31, 2000 and December 31, 1999

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2001, December 31, 2000 and December 31, 1999

Notes to Consolidated Financial Statements as of December 31, 2001

Report of Ernst & Young LLP

          Item 14(a)(2).          Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries are filed as part of this report:

                              Schedule II-Valuation and Qualifying Accounts

All other schedules (I, III, IV and V) for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

          Item 14(a)(3).          List of Exhibits. The following exhibits are filed as a part of this report:
Exhibit Number	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

3.2

Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and incorporated herein by reference.

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

10.3

The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, and incorporated herein by reference.

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998.* Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999, and incorporated herein by reference.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Limited Powers of Attorney.
_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Richard J. Schalter, Spartan Motors, Inc., 1165 Reynolds Road, Post Office Box 440, Charlotte, Michigan 48813.

Item 14(b).          Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2001:

Date of Report	Filing Date	Item(s) Reported

November 19, 2001	November 20, 2001

This Form 8-K included a press release that reported that David R. Wilson had been appointed as the Company's Chairman of the Board beginning in June 2002. No financial statements were included or required to be included in this Form 8-K.

December 6, 2001	December 6, 2001

This Form 8-K included a press release that reported that John E. Sztykiel had been selected to become the Company's Chief Executive Officer beginning in June 2002. No financial statements were included or required to be included in this Form 8-K.

          These Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN MOTORS, INC.

March 22, 2002	By	/s/ Richard J. Schalter
Richard J. Schalter Executive Vice President, Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 22, 2002	By	/s/ George W. Sztykiel
George W. Sztykiel, Director (Principal Executive Officer)

March 22, 2002	By	/s/ John E. Sztykiel*
John E. Sztykiel, Director (Principal Operating Officer)

March 22, 2002	By	/s/ Richard J. Schalter
Richard J. Schalter, Director (Principal Accounting and Financial Officer)

March 22, 2002	By	/s/ William F. Foster*
William F. Foster, Director

March 22, 2002	By	/s/ George Tesseris*
George Tesseris, Director

March 22, 2002	By	/s/ Charles E. Nihart*
Charles E. Nihart, Director

March 22, 2002	By	/s/ David R. Wilson*
David R. Wilson, Director

	*By	/s/ Richard J. Schalter
Richard J. Schalter Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

3.2

Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2001, and incorporated herein by reference.

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

10.3

The Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, and incorporated herein by reference.

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998.* Previously filed with the Company's Definitive Proxy Statement filed on April 30, 1999, and incorporated herein by reference.
21	Subsidiaries of Registrant.
23	Consent of Ernst & Young LLP.
24	Limited Powers of Attorney.

*Management contract or compensatory plan or arrangement.

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Years ended December 31, 2001, 2000 and 1999
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Period

Year ended December 31, 2001:

Allowance for doubtful accounts	$ 599,000	$ 518,000	$ -	$ 671,000	$ 446,000

Year ended December 31, 2000:

Allowance for doubtful accounts	$ 567,000	$ 772,000	$ -	$ 740,000	$ 599,000

Year ended December 31, 1999:

Allowance for doubtful accounts	$ 600,000	$ 3,764,000	$ -	$ 3,797,000	$ 567,000