Form 10-Q
period 2002-03-31
SPARTAN MOTORS INC
filed 2002-05-15
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2002	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2002

Common stock, $.01 par value	11,365,692 shares

SPARTAN MOTORS, INC.

INDEX

______________________________________

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	March 31, 2002	December 31, 2001
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$1,286,719	$4,192,785
Accounts receivable, less allowance for
doubtful accounts of $461,000 in 2002
and $446,000 in 2001	28,468,207	25,774,877
Inventories (Note 4)	24,003,529	23,587,813
Deferred tax benefit	3,777,258	3,777,269
Other current assets	1,538,416	1,619,503
Current assets of discontinued operations	1,519,724	1,537,915
Total current assets	60,593,853	60,490,162

Property, plant, and equipment, net	12,405,214	11,288,223

Deferred tax benefit	1,183,836	1,183,836
Goodwill, net of accumulated amortization
of $1,712,000 in 2002 and 2001	4,543,422	4,543,422
Other assets	183,580	106,176
Total assets	$78,909,905	$77,611,819

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)

____________________________________

	March 31, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$15,634,343	$13,850,182
Other current liabilities and accrued expenses	3,129,323	1,851,199
Accrued warranty	3,424,019	3,510,316
Accrued customer rebates	462,682	380,171
Accrued taxes on income	2,601,210	1,241,325
Accrued compensation and related taxes	1,786,150	1,740,563
Accrued vacation	1,170,094	1,118,200
Deposits from customers	4,021,343	3,807,185
Current portion of long-term debt	3,100,000	2,005,079
Current liabilities of discontinued operations	1,795,556	1,795,556
Total current liabilities	37,124,720	31,299,776

Long-term debt	--	9,400,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value, 23,900,000
shares authorized, issued 11,040,432 and
10,722,142 shares in 2002 and 2001, respectively	110,404	107,221
Additional paid in capital	22,689,202	21,133,937
Retained earnings	18,985,579	15,670,885
Total shareholders' equity	41,785,185	36,912,043

Total liabilities and shareholders' equity	$78,909,905	$77,611,819

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2002	2001

Sales	$66,718,546	$58,657,558
Cost of products sold	54,493,496	49,528,793
Gross profit	12,225,050	9,128,765

Operating expenses:
Research and development	1,927,909	1,596,060
Selling, general and administrative	5,457,561	4,428,758
Operating income	4,839,580	3,103,947

Other income / (expense):
Interest expense	(90,576)	(526,787)
Interest and other income (expense)	(55,014)	105,078
Earnings before taxes on income	4,693,990	2,682,238

Taxes on income	1,454,738	1,214,186
Net earnings from continuing operations	3,239,252	1,468,052

Discontinued operations:
Gain on disposal of Carpenter	75,442	--
Net earnings	$3,314,694	$1,468,052

Basic net earnings per share:
Net earnings from continuing operations	$0.30	$0.14
Gain from discontinued operations:
Gain on disposal of Carpenter	0.01	--
Basic net earnings per share	$0.31	$0.14

Diluted net earnings per share:
Net earnings from continuing operations	$0.29	$0.14
Gain from discontinued operations:
Gain on disposal of Carpenter	0.01	--
Diluted net earnings per share	$0.30	$0.14

Basic weighted average common shares outstanding	10,881,000	10,518,000

Diluted weighted average common shares outstanding	11,235,000	10,523,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2002	10,722,142	$107,221	$21,133,937	$15,670,885	$36,912,043

Net proceeds from exercise
of stock options	318,290	3,183	1,555,265		1,558,448
Comprehensive income:
Net earnings				3,314,694	3,314,694
Balance at March 31, 2002	11,040,432	$110,404	$22,689,202	$18,985,579	$41,785,185

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

____________________________________

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net earnings from continuing operations	$3,239,252	$1,468,052
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	439,224	416,355
Amortization	--	104,251
Loss on sales of assets	--	2,800
Decrease (increase) in assets:
Accounts receivable	(2,693,330)	4,982,104
Inventories	(415,716)	165,897
Federal taxes receivable	--	4,140,844
Other assets	3,694	(43,923)
Increase (decrease) in liabilities:
Accounts payable	1,784,161	(930,222)
Other current liabilities and accrued expenses	1,278,124	(739,986)
Accrued warranty	(86,297)	99,355
Accrued customer rebates	82,511	(5,055)
Taxes on income	1,359,885	--
Accrued vacation	51,894	178,750
Accrued compensation and related taxes	45,587	(455,455)
Deposits from customers	214,158	255,834
Total adjustments	2,063,895	8,171,549
Net cash provided by continuing operating activities	5,303,147	9,639,601

Net cash provided by (used in) discontinued operating activities	93,633	(746,773)
Net cash provided by operating activities	5,396,780	8,892,828

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,556,215)	(409,928)
Proceeds from sales of property, plant and equipment	--	8,000
Net cash used in investing activities	(1,556,215)	(401,928)

		(Continued )

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

____________________________________

	Three Months Ended March 31,
	2002	2001
Cash flows from financing activities:
Payments on notes payable		$(30,000)
Payments on long-term debt	$(8,305,079)	(8,603,809)
Net proceeds from the exercise of stock options	1,558,448	--
Net cash used in financing activities	(6,746,631)	(8,633,809)

Net decrease in cash and cash equivalents	(2,906,066)	(142,909)

Cash and cash equivalents at beginning of period	4,192,785	535,030

Cash and cash equivalents at end of period	$1,286,719	$392,121

See Notes to Condensed Financial Statements.

SPARTAN MOTORS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

______________________________________

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2002, and the results of operations and cash flows for the periods presented.

Note 3

The results of operations for the three-month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	March 31, 2002	December 31, 2001

Finished goods	$6,470,815	$6,466,152
Raw materials and purchased components	13,522,968	11,234,222
Work in process	6,177,195	7,399,713
Obsolescence reserve	(2,167,449)	(1,512,274)
	$24,003,529	$23,587,813

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

Note 5 (continued)

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at March 31, 2002 and December 31, 2001, are as follows:

	March 31, 2002	December 31, 2001

Cash and cash equivalents	$1,435,707	$1,453,198
Other current assets	84,017	84,717

Current assets of discontinued operations	$1,519,724	$1,537,915

Notes payable	$1,135,556	$1,135,556
Other current liabilities	660,000	660,000

Current liabilities of discontinued operations	$1,795,556	$1,795,556

The liquidation of Carpenter was substantially completed in the fourth quarter of 2001. The remaining liabilities are expected to be paid in the second quarter of 2002. Any excess obligations will be paid by the Company, as guarantor.

Note 6

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended March 31, 2002

	Business Segments
	Chassis	EV Team	Intangibles	Other	Consolidated

Net sales	$52,146	$18,102		$(3,529)	$66,719
Interest expense	45	108		(62)	91
Depreciation expense	216	106	$--	117	439
Income tax expense	1,663	258		(466)	1,455
Segment earnings (loss) from continuing operations	2,863	398	--	(22)	3,239
Discontinued operations	--	--	--	75	75
Segment earnings	2,863	398	--	54	3,315
Segment assets	45,865	27,446	4,543	1,056	78,910

Note 6 (continued)

Three Months Ended March 31, 2001

	Business Segments
	Chassis	EV Team	Intangibles	Other	Consolidated

Net sales	$44,574	$17,191		$(3,107)	$58,658
Interest expense	134	229		164	527
Depreciation and
amortization expense	212	101	$104	104	521
Income tax expense	954	173		87	1,214
Segment earnings (loss) from
continuing operations	1,525	298	(104)	(251)	1,468
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	1,525	298	(104)	(251)	1,468
Segment assets	51,318	27,746	4,856	3,457	87,377

Note 7

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 would have resulted in an increase in 2001 first quarter net earnings of $104,251 ($0.01 per diluted share). During 2002, the Company will perform the first of the required impairment tests of goodwill as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations" for a disposal of a segment of a business. The Company was required to adopt SFAS No. 144 as of January 1, 2002 and it does not expect the adoption of the Statement to have a significant impact on the Company's financial position and results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2002 compared to the three-month period ended March 31, 2001. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended March 31,
	2002		2001

Sales	100.0%		100.0%
Cost of product sold	81.7%		84.4%
Gross profit	18.3%		15.6%
Operating expenses:
Research and development	2.9%		2.7%
Selling, general, and administrative	8.2%		7.6%
Operating income	7.2%		5.3%
Other	(0.2%	)	(0.7%	)
Earnings before taxes on income	7.0%		4.6%
Taxes on income	2.1%		2.1%
Net earnings from continuing
operations	4.9%		2.5%
Discontinued operations:
Loss from operations of Carpenter	--		--
Gain (loss) on disposal of Carpenter	0.1%		--
Net earnings	5.0%		2.5%

Three-Month Period Ended March 31, 2002, Compared to the Three-Month Period Ended March 31, 2001

For the three months ended March 31, 2002, consolidated sales increased $8.1 million (13.7%) to $66.7 million, from $58.7 million in the first quarter of 2001. Chassis Group sales for these periods increased by $7.6 million (17.0%). The majority of this increase is due to higher sales of motorhome chassis. During the first three months of 2002, motorhome chassis sales were 38.9% higher than the first three months of 2001. This increase is due to increased demand for motorhomes, in part as a result of improving economic conditions in the United States.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the first quarter of 2002 were down 10.5% over the same period of 2001. The fire truck market continues to be strong in 2002, with the decrease in sales primarily attributable to a short-term decrease in orders after the terrorist attacks of September 11, 2001. Many fire departments put their ordering on hold as a result of the terrorist attacks and waited and see what government funding would be available for future purchases. Transit bus sales continued to decrease as the Company winds down its backlog of transit buses. The Company made the decision in 2000 to transition out of the transit bus market and, consequently, had no transit bus sales in the first quarter of 2002, which is a decrease over the nominal sales in 2001 as the Company would down its backlog.

EVTeam sales increased $0.9 million, or 5.3%, from their sales level in the prior year's first quarter. The EVTeam's solid backlog insulated the segment from the short-term decrease in orders subsequent to September 11th, resulting in sales growth over the first quarter of 2001.

Gross margin increased from 15.6% for the quarter ended March 31, 2001 to 18.3% for the same period of 2002. This increase is due to two primary factors. First, improved product quality and reliability has translated to lower warranty expense. Second, continued inventory monitoring by management and associates coupled with lower inventory levels has resulted in fewer inventory write-offs.

Operating expenses increased from 10.3% of sales for the first quarter of 2001 to 11.1% for the first quarter of 2002. The increase is due primarily to the Company's decision to make additional investments in new products, as well as higher insurance costs and increased variable expenses related to employee compensation.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.1 million gain on disposal of Carpenter in 2002 is a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of an open item related to the disposal. There was no impact from the discontinued operation in the first quarter of 2001. Details of Carpenter's assets and liabilities at March 31, 2002 and December 31, 2001, are set forth in Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the first quarter of 2002 increased 38.2% compared to the same period in 2001. This is due to a 43.1% increase in motorhome chassis orders coupled with a 29.5% increase in fire truck chassis. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty, and none of the fire truck chassis orders received during the three-month period ended March 31, 2002 were produced and delivered by March 31, 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

At March 31, 2002, the Company had $80.8 million in backlog compared with a backlog of $91.4 million related to continuing operations at March 31, 2001. This was due to slight decreases in both segments' backlogs. EVTeam backlog was down $7.3 million at March 31, 2002, or 17.1%, compared to March 31, 2001, while Chassis Group backlog was down $3.3 million, or 6.8%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2002, cash provided by operating activities from continuing operations was $5.3 million, which was $4.3 million (45.0%) lower than the $9.6 million of cash provided by operating activities from continuing operations for the three months ended March 31, 2001. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for the various factors that led to this decrease. The cash provided by operating activities in 2002, combined with the cash on hand at December 31, 2001, allowed the Company to pay off $8.3 million in long-term debt and also funded the $1.1 million in property, plant and equipment purchases related to the Company's plant expansion in South Carolina. The Company's working capital decreased $5.7 million from $29.2 million at December 31, 2001 to $23.5 million at March 31, 2002. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for further information regarding the decrease in cash and cash equivalents, from $4.2 million at December 31, 2001 to $1.3 million at March 31, 2002.

Shareholders' equity increased $4.9 million in the three months ended March 31, 2002 to $41.8 million. This change resulted from the $3.3 million in net earnings of the Company and the receipt of $1.6 million from the exercise of stock options.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. The Company also has a $2.6 million term note under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At March 31, 2002 the Company was in compliance with all debt covenants.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company also has secured lines of credit for $0.2 million and $1.1 million and an unsecured line of credit for $1.0 million. The $1.1 million line is due from Carpenter and carries an interest rate of 1/2% above the bank's prime rate (prime rate at March 31, 2002 was 4.75%) and has an expiration date of June 30, 2002. This line of credit is guaranteed by the Company. Borrowings under this line totaled $1.1 million at March 31, 2002. The $0.2 million line carries an interest rate of 2% above the bank's prime rate and has an expiration date of June 1, 2002. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at March 31, 2002. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at March 31, 2002. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. Due to variable interest rates on the Company's short-term and long-term debt, an increase in interest rates of 1% could result in the Company incurring an additional $0.03 million in annual interest expense. Conversely, a decrease in interest rates of 1% could result in the Company saving $0.03 million in annual interest expense. The Company does not expect such market risk exposure to have a material adverse effect on the Company. The Company does not enter into market risk sensitive instruments for trading purposes.

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

          (b)          Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2002. This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

February 14, 2002	February 14, 2002

This Form 8-K included a press release that announced the Company's financial results for the first quarter of 2002 and included condensed income statements for the three-month and twelve-month periods ended December 31, 2001 and December 31, 2000.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 15, 2002	SPARTAN MOTORS, INC.

By /s/ Richard J. Schalter
Richard J. Schalter Executive Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

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