Form 10-Q
period 2002-06-30
SPARTAN MOTORS INC
filed 2002-08-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2002	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 5, 2002

Common stock, $.01 par value	11,890,232 shares

SPARTAN MOTORS, INC.

INDEX

=====================================

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$333,250	$4,192,785
Accounts receivable, less allowance for
doubtful accounts of $470,000 in 2002
and $446,000 in 2001	31,439,421	25,774,877
Inventories (Note 4)	24,582,969	23,587,813
Deferred tax benefit	3,777,258	3,777,269
Other current assets	1,286,870	1,619,503
Current assets of discontinued operations	336,722	1,537,915
Total current assets	61,756,490	60,490,162

Property, plant, and equipment, net	14,694,336	11,288,223

Deferred tax benefit	1,183,836	1,183,836
Goodwill, net of accumulated amortization
of $1,712,000 in 2002 and 2001	4,543,422	4,543,422
Other assets	55,065	106,176
Total assets	$82,233,149	$77,611,819

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	June 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,921,346	$13,850,182
Other current liabilities and accrued expenses	2,392,075	1,851,199
Accrued warranty	3,659,515	3,510,316
Accrued customer rebates	495,228	380,171
Accrued taxes on income	859,883	1,241,325
Accrued compensation and related taxes	2,617,362	1,740,563
Accrued vacation	1,006,145	1,118,200
Deposits from customers	3,910,038	3,807,185
Current portion of long-term debt	-	2,005,079
Current liabilities of discontinued operations	10,000	1,795,556
Total current liabilities	31,871,592	31,299,776

Long-term debt	-	9,400,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value, 23,900,000
shares authorized, issued 11,835,282 and
10,722,142 shares in 2002 and 2001, respectively	118,353	107,221
Additional paid in capital	29,355,472	21,133,937
Retained earnings	20,887,732	15,670,885
Total shareholders' equity	50,361,557	36,912,043

Total liabilities and shareholders' equity	$82,233,149	$77,611,819

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2002	2001

Sales	$65,315,118	$58,520,417
Cost of products sold	53,678,350	49,502,573
Gross profit	11,636,768	9,017,844

Operating expenses:
Research and development	1,726,525	1,524,518
Selling, general and administrative	5,406,543	4,863,004
Operating income	4,503,700	2,630,322

Other income / (expense):
Interest expense	(123,660)	(347,450)
Interest and other income (expense)	107,635	77,113
Earnings before taxes on income	4,487,675	2,359,985

Taxes on income	1,757,359	1,061,990
Net earnings from continuing operations	2,730,316	1,297,995

Discontinued operations:
Gain on disposal of Carpenter	301,998	-
Net earnings	$3,032,314	$1,297,995

Basic net earnings per share:
Net earnings from continuing operations	$0.24	$0.12
Gain from discontinued operations:
Gain on disposal of Carpenter	0.03	-
Basic net earnings per share	$0.27	$0.12

Diluted net earnings per share:
Net earnings from continuing operations	$0.23	$0.12
Gain from discontinued operations:
Gain on disposal of Carpenter	0.02	-
Diluted net earnings per share	$0.25	$0.12

Basic weighted average common shares outstanding	11,438,000	10,518,000

Diluted weighted average common shares outstanding	12,070,000	10,527,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2002	2001

Sales	$132,033,664	$117,177,975
Cost of products sold	108,171,846	99,031,366
Gross profit	23,861,818	18,146,609

Operating expenses:
Research and development	3,654,434	3,120,578
Selling, general and administrative	10,864,104	9,291,762
Operating income	9,343,280	5,734,269

Other income / (expense):
Interest expense	(214,236)	(874,237)
Interest and other income (expense)	52,621	182,191
Earnings before taxes on income	9,181,665	5,042,223

Taxes on income	3,212,097	2,276,176
Net earnings from continuing operations	5,969,568	2,766,047

Discontinued operations:
Gain on disposal of Carpenter	377,440	-
Net earnings	$6,347,008	$2,766,047

Basic net earnings per share:
Net earnings from continuing operations	$0.54	$0.26
Gain from discontinued operations:
Gain on disposal of Carpenter	0.03	-
Basic net earnings per share	$0.57	$0.26

Diluted net earnings per share:
Net earnings from continuing operations	$0.51	$0.26
Gain from discontinued operations:
Gain on disposal of Carpenter	0.03	-
Diluted net earnings per share	$0.54	$0.26

Basic weighted average common shares outstanding	11,199,000	10,518,000

Diluted weighted average common shares outstanding	11,685,000	10,525,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2002	10,722,142	$107,221	$21,133,937	$15,670,885	$36,912,043

Net proceeds from exercise
of stock options including
tax benefit of $2,111,000	1,113,140	11,132	8,221,535		8,232,667
Dividends paid				(1,130,161)	(1,130,161)
Comprehensive income:
Net earnings				6,347,008	6,347,008
Balance at June 30, 2002	11,835,282	$118,353	$29,355,472	$20,887,732	$50,361,557

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net earnings from continuing operations	$5,969,568	$2,766,047
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	928,841	856,653
Amortization	-	208,500
Loss on sales of assets	-	3,620
Decrease (increase) in assets:
Accounts receivable	(5,664,544)	2,936,652
Inventories	(995,156)	1,803,496
Federal taxes receivable	-	5,697,352
Other assets	383,755	(8,065)
Increase (decrease) in liabilities:
Accounts payable	3,071,164	(1,812,842)
Other current liabilities and accrued expenses	540,876	(423,773)
Accrued warranty	149,199	418,625
Accrued customer rebates	115,057	36,128
Taxes on income	(381,442)	4,342,626
Accrued vacation	(112,055)	192,976
Accrued compensation and related taxes	876,799	(491,300)
Tax benefit from options exercised	2,111,000	-
Deposits from customers	102,853	739,814
Total adjustments	1,126,347	14,500,462
Net cash provided by continuing operating activities	7,095,915	17,266,509

Net cash used in discontinued operating activities	(206,923)	(2,746,773)
Net cash provided by operating activities	6,888,992	14,519,736

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,334,954)	(970,262)
Proceeds from sales of property, plant and equipment	-	15,000
Net cash used in investing activities	(4,334,954)	(955,262)

(Continued)

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)

____________________________________

	Six Months Ended June 30,
	2002	2001
Cash flows from financing activities:
Payments on notes payable		$(30,000)
Payments on long-term debt	$(11,405,079)	(11,232,619)
Dividends paid	(1,130,161)	(736,265)
Net proceeds from the exercise of stock options	6,121,667	-
Net cash used in financing activities	(6,413,573)	(11,998,884)

Net increase (decrease) in cash and cash equivalents	(3,859,535)	1,565,590

Cash and cash equivalents at beginning of period	4,192,785	535,030

Cash and cash equivalents at end of period	$333,250	$2,100,620

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
======================================

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2002, and the results of operations and cash flows for the periods presented.

Note 3

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	June 30, 2002	December 31, 2001

Finished goods	$5,410,106	$6,466,152
Raw materials and purchased components	14,430,886	11,234,222
Work in process	6,749,355	7,399,713
Obsolescence reserve	(2,007,378)	(1,512,274)
	$24,582,969	$23,587,813

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

Note 5 (continued)

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts at June 30, 2002 and December 31, 2001, are as follows:

	June 30, 2002	December 31, 2001

Cash and cash equivalents	$122,705	$1,453,198
Other current assets	214,017	84,717

Current assets of discontinued operations	$336,722	$1,537,915

Notes payable		$1,135,556
Other current liabilities	$10,000	660,000

Current liabilities of discontinued operations	$10,000	$1,795,556

Note 6

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended June 30, 2002
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$51,366	$17,434		$(3,485)	$65,315
Interest expense	41	145		(62)	124
Depreciation expense	228	144	$--	118	490
Income tax expense	1,559	198		--	1,757
Segment earnings (loss) from continuing operations	2,799	262	--	(331)	2,730
Discontinued operations	--	--	--	302	302
Segment earnings (loss)	2,799	262	--	(29)	3,032
Segment assets	46,693	29,290	4,543	5,707	82,233

Note 6 (continued)

Three Months Ended June 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$44,305	$17,159		$(2,944)	$58,520
Interest expense	93	188		66	347
Depreciation and amortization expense	230	105	$105	104	544
Income tax expense	913	149		--	1,062
Segment earnings (loss) from continuing operations	1,465	297	(105)	(359)	1,298
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	1,465	297	(105)	(359)	1,298
Segment assets	51,227	28,820	4,752	(668)	84,131

Six Months Ended June 30, 2002
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$103,512	$35,536		$(7,014)	$132,034
Interest expense	86	253		(124)	215
Depreciation expense	444	250		235	929
Income tax expense	3,222	456		(466)	3,212
Segment earnings (loss) from continuing operations	5,662	660		(353)	5,969
Discontinued operations	--	--		378	378
Segment earnings	5,662	660		25	6,347
Segment assets	42,693	29,290	$4,543	5,707	82,233

Six Months Ended June 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$88,879	$34,350		$(6,051)	$117,178
Interest expense	227	417		230	874
Depreciation and amortization expense	442	206	$209	208	1,065
Income tax expense	1,867	322		87	2,276
Segment earnings (loss) from continuing operations	2,990	595	(209)	(610)	2,766
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	2,990	595	(209)	(610)	2,766
Segment assets	51,227	28,820	4,752	(668)	84,131

Note 7

In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 would have resulted in an increase net earnings of $104,251 ($0.01 per diluted share) and $208,502 ($0.02 per diluted share) in the three- and six-month periods ended June 30, 2001, respectively. During the second quarter of 2002, the Company completed the initial impairment tests of goodwill as of January 1, 2002 as prescribed by SFAS No. 142, and has concluded that goodwill is not impaired.

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

The Company is in the process of disposing of certain real property which is no longer being used in the operations of the business. The Company expects that disposition of such property will be completed within the next year given current market conditions and the location and condition of the properties, subject only to the resolution of a legal issue with respect to the property which is currently in litigation. Under the provisions of SFAS No. 144, such property is recorded in the accompanying consolidated balance sheets at the lower of cost or estimated net selling price. The property is no longer being depreciated pending its sale. However, under the transition rules contained in SFAS No. 144, should this asset no longer qualify as an asset held for sale at December 31, 2002 under the definition contained in the statement, the asset would be reclassified as an asset held and used at that date and re-measured to the lower of its original carrying amount adjusted for depreciation had the asset been in continuous use or its fair value.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2002 compared to the three- and six-month periods ended June 30, 2001. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2002	2001		2002		2001

Sales	100.0%	100.0%		100.0%		100.0%
Cost of product sold	82.2%	84.6%		81.9%		84.5%
Gross profit	17.8%	15.4%		18.1%		15.5%
Operating expenses:
Research and development	2.6%	2.6%		2.8%		2.7%
Selling, general, and administrative	8.3%	8.3%		8.2%		7.9%
Operating income	6.9%	4.5%		7.1%		4.9%
Other income (expense)	0.0%	(0.5%	)	(0.1%	)	(0.6%	)
Earnings before taxes on income	6.9%	4.0%		7.0%		4.3%
Taxes on income	2.7%	1.8%		2.5%		1.9%
Net earnings from continuing
operations	4.2%	2.2%		4.5%		2.4%
Discontinued operations:
Gain on disposal of Carpenter	0.4%	--		0.3%		--
Net earnings	4.6%	2.2%		4.8%		2.4%

Three-Month Period Ended June 30, 2002, Compared to the Three-Month Period June 30, 2001

For the three months ended June 30, 2002, consolidated sales increased $6.8 million (11.6%) to $65.3 million, from $58.5 million in the second quarter of 2001. Chassis Group sales for this period increased by $7.1 million (15.9%). The majority of this increase is due to higher sales of motorhome chassis. During the second quarter of 2002, motorhome chassis sales were 44.7% higher than the second quarter of 2001. This increase is due to increased demand for motorhomes, in part as a result of improved economic conditions in the United States.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the second quarter of 2002 were down 21.4% over the same period of 2001. The fire truck market continues to be strong in 2002, with the decrease in second quarter sales primarily attributable to a temporary decrease in orders after the terrorist attacks of September 11, 2001. Orders rebounded in the second quarter of 2002 (as noted below), but the majority of sales revenue related to these orders will not be reflected until the third and fourth quarters of 2002 due to lead times for major fire truck chassis components.

EVTeam sales increased $0.3 million, or 1.6%, from their sales level in the prior year's second quarter. The EVTeam's solid backlog insulated the segment from the short-term decrease in orders subsequent to September 11th, resulting in mild sales growth over the second quarter of 2001.

Gross margin increased from 15.4% for the quarter ended June 30, 2001 to 17.8% for the same period of 2002. This increase is due to two primary factors. First, improved product quality and reliability has translated to lower warranty expense. Second, continued inventory monitoring, coupled with lower inventory levels, has resulted in fewer inventory write-offs.

Operating expenses as a percentage of sales stayed flat at 10.9% for the quarters ending June 30, 2002 and 2001. Operating expenses in dollars rose $0.7 million, or 11.7%, as the Company continues its efforts in research and development and in marketing its brand image.

Other income (expense) improved from (0.5)% of sales in the three months ended June 30, 2001 to 0.0% of sales in the same period in 2002. The Company paid off its interest bearing debt during April of 2002, resulting in lower interest expense in 2002 than in 2001.

The effective tax rate in the second quarter of 2002 was 39.1% versus 45.0% for the second quarter of 2001. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.3 million gain on disposal of Carpenter in 2002 is a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain litigation related to the disposal. There was no impact from the discontinued operation in the second quarter of 2001. Details of Carpenter's assets and liabilities at June 30, 2002 and December 31, 2001, are set forth in Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total chassis orders received during the second quarter of 2002 increased 50.6% compared to the same period in 2001. This is due to a 27.5% increase in motorhome chassis orders coupled with a 115.3% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty, and none of the fire truck chassis orders received during the quarter ended June 30, 2002 were produced and delivered by June 30, 2002.

Six-Month Period Ended June 30, 2002, Compared to the Six-Month Period June 30, 2001

For the six months ended June 30, 2002, consolidated sales increased $14.9 million (12.7%) to $132.0 million, from $117.2 million in the first six months of 2001. Chassis Group sales for these periods increased by $14.6 million (16.5%). The majority of this increase is due to higher sales of motorhome chassis. During the first half of 2002, motorhome chassis sales were 41.6% higher than the first half of 2001. This increase is due to increased demand for motorhomes, in part as a result of improved economic conditions in the United States.

Fire truck chassis sales in the first six months of 2002 were down 16.5% over the same period of 2001. The fire truck market continues to be strong in 2002, with the decrease in sales primarily attributable to a temporary decrease in orders after the terrorist attacks of September 11, 2001. Orders have picked up in the first half of 2002 (as noted below), but the majority of sales revenue related to these orders will not be reflected until the third and fourth quarters of 2002 due to lead times for major fire truck chassis components.

EVTeam sales increased $1.2 million, or 3.5%, from their sales level in the prior year's first half. The EVTeam's solid backlog insulated the segment from the short-term decrease in orders subsequent to September 11th, resulting in sales growth over the first six months of 2001.

Gross margin increased from 15.5% for the six months ended June 30, 2001 to 18.1% for the same period of 2002. This increase is due to two primary factors. First, improved product quality and reliability has translated to lower warranty expense. Second, continued inventory monitoring, coupled with lower inventory levels, has resulted in fewer inventory write-offs.

Operating expenses as a percentage of sales stayed consistent at 11.0% for the six months ending June 30, 2002 versus 10.6% for the same period in 2001. Operating expenses in dollars rose $2.1 million, or 17.0%, as the Company continues its efforts in research and development and in marketing its brand image.

Other income (expense) improved from (0.6)% of sales in the six months ended June 30, 2001 to (0.1)% of sales in the same period in 2002. The Company paid off its interest bearing debt during April of 2002, resulting in lower interest expense in 2002 than in 2001.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The effective tax rate in the first half of 2002 was 35.0% versus 45.1% for the first half of 2001. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.3 million gain on disposal of Carpenter in 2002 is a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of an open item related to the disposal. There was no impact from the discontinued operation in the first half of 2001. Details of Carpenter's assets and liabilities at June 30, 2002 and December 31, 2001, are set forth in Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the first six months of 2002 increased 44.3% compared to the same period in 2001. This is due to a 34.7% increase in motorhome chassis orders coupled with a 65.1% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty, and one-sixth of the fire truck chassis orders received during the six-month period ended June 30, 2002 were produced and delivered by June 30, 2002.

At June 30, 2002, the Company had $82.7 million in backlog compared with a backlog of $83.7 million related to continuing operations at June 30, 2001. This was due to an increase in Chassis Group backlog of $9.2 million, or 21.0%, offset by a decrease in EVTeam backlog of $10.2 million, or 25.4%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2002, cash provided by operating activities from continuing operations was $7.1 million, which was $10.2 million (59.0%) lower than the $17.3 million of cash provided by operating activities from continuing operations for the six months ended June 30, 2001. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this decrease. The cash provided by operating activities in 2002, combined with the cash on hand at December 31, 2001 and cash provided from the exercise of stock options of $6.1 million, allowed the Company to pay off $11.4 million in long-

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

term debt and also to fund the $4.3 million in property, plant and equipment purchases, primarily related to the Company's plant expansion in South Carolina. The Company's working capital increased $0.7 million from $29.2 million at December 31, 2001 to $29.9 million at June 30, 2002. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further information regarding the decrease in cash and cash equivalents, from $4.2 million at December 31, 2001 to $0.3 million at June 30, 2002.

Shareholders' equity increased $13.5 million in the six months ended June 30, 2002 to $50.4 million. This change resulted from the $6.3 million in net earnings of the Company, the receipt of $6.1 million from the exercise of stock options and the $2.1 million tax benefit related to the exercise of stock options offset by $1.1 million paid in dividends.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. The Company also has the availability for term notes under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At June 30, 2002 the Company was not subject to any debt covenants because no borrowings were outstanding.

The Company also has a secured line of credit for $0.2 million and an unsecured line of credit for $1.0 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at June 30, 2002 was 4.75%) and has an expiration date of June 1, 2003. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at June 30, 2002. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at June 30, 2002. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at June 30, 2002, the Company had no debt outstanding under its variable rate short-term and long-term debt.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on June 11, 2002. The purpose of the meeting was to elect directors, ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year and transact any other business that properly came before the meeting. The name of each director elected to a term expiring in 2005 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld/Against

William F. Foster	9,864,868	153,777
Richard J. Schalter	9,902,268	116,377

The following persons continue to serve as directors: John E. Sztykiel, Charles E. Nihart, George Tesseris and David R. Wilson.

The following proposal was acted on:

Proposal	For	Against	Abstain

Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year	9,958,979	48,865	10,801

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

          (b)          Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2002. Both of these Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

April 8, 2002	April 8, 2002	This Form 8-K included a press release that announced the Company's preliminary sales results for the first quarter of 2002.

April 25, 2002	April 25, 2002

This Form 8-K included a press release that announced the Company's financial results for the first quarter of 2002 and included condensed income statements for the three-month periods ended March 31, 2002 and 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2002	SPARTAN MOTORS, INC.

By /s/ James W. Knapp
James W. Knapp Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

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