Form 10-Q
period 2002-09-30
SPARTAN MOTORS INC
filed 2002-11-12
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2002	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2002

Common stock, $.01 par value	12,015,892 shares

SPARTAN MOTORS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$10,375,272	$4,192,785
Accounts receivable, less allowance for
doubtful accounts of $406,000 in 2002
and $446,000 in 2001	28,565,484	25,774,877
Inventories (Note 4)	23,960,677	23,587,813
Deferred tax benefit	3,777,258	3,777,269
Other current assets	1,007,850	1,619,503
Current assets of discontinued operations	323,596	1,537,915
Total current assets	68,010,137	60,490,162

Property, plant, and equipment, net	14,559,725	11,288,223

Deferred tax benefit	1,183,836	1,183,836
Goodwill, net of accumulated amortization
of $1,712,000 in 2002 and 2001	4,543,422	4,543,422
Other assets	16,985	106,176
Total assets	$88,314,105	$77,611,819

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	September 30, 2002	December 31, 2001
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$16,447,849	$13,850,182
Other current liabilities and accrued expenses	2,734,697	1,851,199
Accrued warranty	3,553,427	3,510,316
Accrued customer rebates	635,886	380,171
Accrued taxes on income	2,238,625	1,241,325
Accrued compensation and related taxes	2,760,717	1,740,563
Accrued vacation	1,085,128	1,118,200
Deposits from customers	4,045,503	3,807,185
Current portion of long-term debt	--	2,005,079
Current liabilities of discontinued operations	25,000	1,795,556
Total current liabilities	33,526,832	31,299,776

Long-term debt	--	9,400,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value, 23,900,000
shares authorized, issued 12,000,632 and
10,722,142 shares in 2002 and 2001, respectively	120,006	107,221
Additional paid in capital	30,642,796	21,133,937
Retained earnings	24,024,471	15,670,885
Total shareholders' equity	54,787,273	36,912,043

Total liabilities and shareholders' equity	$88,314,105	$77,611,819

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2002	2001

Sales	$64,065,349	$55,803,468
Cost of products sold	52,657,754	46,442,232
Gross profit	11,407,595	9,361,236

Operating expenses:
Research and development	1,750,013	1,555,112
Selling, general and administrative	4,869,064	4,818,681
Operating income	4,788,518	2,987,443

Other income / (expense):
Interest expense	(86,234)	(328,389)
Interest and other income (expense)	287,200	(17,026)
Earnings before taxes on income	4,989,484	2,642,028

Taxes on income	1,744,619	1,087,273
Net earnings from continuing operations	3,244,865	1,554,755

Discontinued operations:
Gain (loss) on disposal of Carpenter	(108,126)	--
Net earnings	$3,136,739	$1,554,755

Basic net earnings per share:
Net earnings from continuing operations	$0.27	$0.15
Gain (loss) from discontinued operations:
Gain (loss) on disposal of Carpenter	(0.01)	--
Basic net earnings per share	$0.26	$0.15

Diluted net earnings per share:
Net earnings from continuing operations	$0.26	$0.15
Gain (loss) from discontinued operations:
Gain (loss) on disposal of Carpenter	(0.01)	--
Diluted net earnings per share	$0.25	$0.15

Basic weighted average common shares outstanding	11,918,000	10,522,000

Diluted weighted average common shares outstanding	12,563,000	10,560,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2002	2001

Sales	$196,099,013	$172,981,443
Cost of products sold	160,829,600	145,473,598
Gross profit	35,269,413	27,507,845

Operating expenses:
Research and development	5,404,447	4,675,690
Selling, general and administrative	15,733,168	14,110,443
Operating income	14,131,798	8,721,712

Other income / (expense):
Interest expense	(300,470)	(1,202,626)
Interest and other income (expense)	339,821	165,165
Earnings before taxes on income	14,171,149	7,684,251

Taxes on income	4,956,716	3,363,449
Net earnings from continuing operations	9,214,433	4,320,802

Discontinued operations:
Gain on disposal of Carpenter	269,314	--
Net earnings	$9,483,747	$4,320,802

Basic net earnings per share:
Net earnings from continuing operations	$0.81	$0.41
Gain from discontinued operations:
Gain on disposal of Carpenter	0.02	--
Basic net earnings per share	$0.83	$0.41

Diluted net earnings per share:
Net earnings from continuing operations	$0.78	$0.41
Gain from discontinued operations:
Gain on disposal of Carpenter	0.02	--
Diluted net earnings per share	$0.80	$0.41

Basic weighted average common shares outstanding	11,400,000	10,520,000

Diluted weighted average common shares outstanding	11,899,000	10,541,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2002	10,722,142	$107,221	$21,133,937	$15,670,885	$36,912,043

Net proceeds from exercise
of stock options including
tax benefit of $2,413,000	1,278,490	12,785	9,455,859		9,468,644
Dividends paid				(1,130,161)	(1,130,161)
Other			53,000		53,000
Comprehensive income:
Net earnings				9,483,747	9,483,747
Balance at September 30, 2002	12,000,632	$120,006	$30,642,796	$24,024,471	$54,787,273

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net earnings from continuing operations	$9,214,433	$4,320,802
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,427,740	1,280,985
Amortization	--	312,749
Loss (gain) on sales of assets	(2,083)	4,535
Decrease (increase) in assets:
Accounts receivable	(2,790,607)	(758,403)
Inventories	(372,864)	2,100,110
Federal taxes receivable	--	5,697,352
Other assets	700,855	365,084
Increase (decrease) in liabilities:
Accounts payable	2,597,667	1,401,397
Other current liabilities and accrued expenses	883,498	(1,082,884)
Accrued warranty	43,111	(216,366)
Accrued customer rebates	255,715	14,050
Accrued taxes on income	997,300	2,885,525
Accrued vacation	(33,072)	87,422
Accrued compensation and related taxes	1,020,154	(424,009)
Tax benefit from options exercised	2,413,000	--
Deposits from customers	238,318	1,461,960
Total adjustments	7,378,732	13,129,507
Net cash provided by continuing operating activities	16,593,165	17,450,309

Net cash used in discontinued operating activities	(286,923)	(2,746,773)
Net cash provided by operating activities	16,306,242	14,703,536

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,699,242)	(1,507,812)
Proceeds from sales of property, plant and equipment	2,083	30,915
Net cash used in investing activities	(4,697,159)	(1,476,897)

		(Continued)

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Continued)
____________________________________

	Nine Months Ended September 30,
	2002	2001
Cash flows from financing activities:
Payments on notes payable		$(30,000)
Payments on long-term debt	$(11,405,079)	(13,011,428)
Dividends paid	(1,130,161)	(736,265)
Net proceeds from the exercise of stock options	7,055,644	33,923
Other	53,000	--
Net cash used in financing activities	(5,426,596)	(13,743,770)

Net increase (decrease) in cash and cash equivalents	6,182,487	(517,131)

Cash and cash equivalents at beginning of period	4,192,785	535,030

Cash and cash equivalents at end of period	$10,375,272	$17,899

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 22, 2002.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2002 and the results of operations and cash flows for the periods presented.

Note 3

The results of operations for the nine-month period ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process, and finished goods and are summarized as follows:

	September 30, 2002	December 31, 2001

Finished goods	$5,390,193	$6,466,152
Raw materials and purchased components	13,383,924	11,234,222
Work in process	7,176,010	7,399,713
Obsolescence reserve	(1,989,450)	(1,512,274)
	$23,960,677	$23,587,813

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

Note 5 (continued)

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:

	September 30, 2002	December 31, 2001

Cash and cash equivalents	$109,579	$1,453,198
Other current assets	214,017	84,717

Current assets of discontinued operations	$323,596	$1,537,915

Notes payable		$1,135,556
Other current liabilities	$25,000	660,000

Current liabilities of discontinued operations	$25,000	$1,795,556

Note 6

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended September 30, 2002
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$50,873	$16,032		$(2,840)	$64,065
Interest expense	57	145		(116)	86
Depreciation expense	176	206		117	499
Income tax expense	1,570	153		22	1,745
Segment earnings from continuing operations	2,688	301		256	3,245
Discontinued operations	--	--		(108)	(108)
Segment earnings	2,688	301		148	3,137
Segment assets	38,053	28,628	$4,543	17,090	88,314

Note 6 (continued)

Three Months Ended September 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$43,889	$18,332		$(6,418)	$55,803
Interest expense	49	208		71	328
Depreciation and amortization expense	195	103	$104	127	529
Income tax expense (benefit)	961	176	--	(50)	1,087
Segment earnings (loss) from continuing operations	1,582	328	(104)	(251)	1,555
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	1,582	328	(104)	(251)	1,555
Segment assets	52,195	29,823	4,648	(1,600)	85,066

Nine Months Ended September 30, 2002
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$154,385	$51,568		$(9,854)	$196,099
Interest expense	142	398		(240)	300
Depreciation expense	620	456		352	1,428
Income tax expense	4,791	609		(443)	4,957
Segment earnings (loss) from continuing operations	8,350	961		(97)	9,214
Discontinued operations	--	--		270	270
Segment earnings	8,350	961		173	9,484
Segment assets	38,053	28,628	$4,543	17,090	88,314

Nine Months Ended September 30, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$132,768	$52,682		$(12,469)	$172,981
Interest expense	276	625		302	1,203
Depreciation and amortization expense	637	309	$313	335	1,594
Income tax expense	2,828	498	--	37	3,363
Segment earnings (loss) from continuing operations	4,572	923	(313)	(861)	4,321
Discontinued operations	--	--	--	--	--
Segment earnings (loss)	4,572	923	(313)	(861)	4,321
Segment assets	52,195	29,823	4,648	(1,600)	85,066

Note 7

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill (and intangible assets deemed to have indefinite lives) will no longer be amortized, but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the non-amortization provisions of SFAS No. 142 would have resulted in an increase net earnings of $104,251 ($0.01 per diluted share) and $312,753 ($0.03 per diluted share) in the three- and nine-month periods ended September 30, 2001, respectively. During the second quarter of 2002, the Company completed the initial impairment tests of goodwill as of January 1, 2002 as prescribed by SFAS No. 142, and has concluded that goodwill is not impaired.

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

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2002 compared to the three- and nine-month periods ended September 30, 2001. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002		2001		2002	2001

Sales	100.0%		100.0%		100.0%	100.0%
Cost of product sold	82.2%		83.2%		82.0%	84.1%
Gross profit	17.8%		16.8%		18.0%	15.9%
Operating expenses:
Research and development	2.7%		2.8%		2.8%	2.7%
Selling, general, and administrative	7.6%		8.6%		8.0%	8.2%
Operating income	7.5%		5.4%		7.2%	5.0%
Other income (expense)	0.3%		(0.7%	)	0.0%	(0.6%	)
Earnings before taxes on income	7.8%		4.7%		7.2%	4.4%
Taxes on income	2.7%		1.9%		2.5%	1.9%
Net earnings from continuing
operations	5.1%		2.8%		4.7%	2.5%
Discontinued operations:
Gain (loss) on disposal of Carpenter	(0.2%	)	--		0.1%	--
Net earnings	4.9%		2.8%		4.8%	2.5%

Quarter Ended September 30, 2002, Compared to the Quarter Ended September 30, 2001

For the three months ended September 30, 2002, consolidated sales increased $8.3 million (14.8%) to $64.1 million, from $55.8 million in the third quarter of 2001. Chassis Group sales for this period increased by $7.0 million (15.9%). The majority of this increase is due to higher sales of motorhome chassis. During the third quarter of 2002, motorhome chassis sales were 29.2% higher than the third quarter of 2001. This increase is due to increased demand for motorhomes, in part as a result of more stable economic conditions in the United States.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the third quarter of 2002 were down 10.4% over the same period of 2001. The fire truck market continues to be strong in 2002, with the decrease in sales primarily attributable to a temporary decrease in orders after the terrorist attacks of September 11, 2001. Orders continue to be strong in the third quarter of 2002 (as noted below), but the majority of sales revenue related to these orders will not be reflected until the fourth quarter of 2002 and first quarter of 2003. The lag is due to lead times for major fire truck chassis components and to a short-term lower availability of engines stemming from higher engine emission standards.

EVTeam sales decreased $2.3 million, or 12.5%, from their sales level in the prior year's third quarter. The EVTeam's solid backlog insulated the segment in the first two quarters of 2002 from the short-term decrease in orders subsequent to September 11th. However, the third quarter was impacted by the decrease.

Gross margin increased from 16.8% for the quarter ended September 30, 2001 to 17.8% for the same period of 2002. This increase is due to two primary factors. First, improved product quality and reliability has translated to lower warranty expense. Second, continued inventory monitoring, coupled with lower inventory levels, has resulted in fewer inventory write-offs.

Operating expenses as a percentage of sales dropped from 11.4% for the third quarter of 2001 to 10.3% for the third quarter of 2002. Operating expenses in dollars rose slightly ($0.2 million, or 3.9%), as the Company continues its efforts in research and development and in marketing its brand image.

Other income (expense) improved from (0.7)% of sales in the three months ended September 30, 2001 to 0.3% of sales in the same period in 2002. The Company paid off its interest bearing debt during April of 2002, resulting in lower interest expense in 2002 than in 2001.

The effective tax rate in the third quarter of 2002 was 35.0% versus 41.1% for the third quarter of 2001. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.1 million loss on disposal of Carpenter in the third quarter of 2002 is a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain litigation related to the disposal. There was no impact from the discontinued operation in the third quarter of 2001. Details of Carpenter's assets and liabilities at September 30, 2002 and December 31, 2001 are set forth in Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total chassis orders received during the third quarter of 2002 increased 16.6% compared to the same period in 2001. This is due to a 9.3% increase in motorhome chassis orders coupled with a 39.4% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty, and none of the fire truck chassis orders received during the three-month period ended September 30, 2002 were produced and delivered by September 30, 2002.

Nine-Month Period Ended September 30, 2002, Compared to the Nine-Month Period Ended September 30, 2001

For the nine months ended September 30, 2002, consolidated sales increased $23.1 million (13.4%) to $196.1 million, from $173.0 million in the first nine months of 2001. Chassis Group sales for these periods increased by $21.6 million (16.3%). The majority of this increase is due to higher sales of motorhome chassis. During the nine months ended September 30, 2002, motorhome chassis sales were 37.2% higher than the same period in 2001. This increase is due to increased demand for motorhomes, in part as a result of more stable economic conditions in the United States.

Fire truck chassis sales in the first nine months of 2002 were down 14.7% over the same period of 2001. The fire truck market continues to be strong in 2002, with the decrease in sales primarily attributable to a temporary decrease in orders after the terrorist attacks of September 11, 2001. Orders continue to be strong in the third quarter of 2002 (as noted below), but the majority of sales revenue related to these orders will not be reflected until the fourth quarter of 2002 and the first quarter of 2003. The lag is due to lead times for major fire truck chassis components and to a short-term lower availability of engines stemming from higher engine emission standards.

EVTeam sales decreased slightly ($1.1 million, or 2.1%), from their sales level in the prior year's first nine months. The EVTeam's solid backlog insulated the segment in the first two quarters of 2002 from the short-term decrease in orders subsequent to September 11th. However, the third quarter was impacted by the decrease, causing a decrease for the first nine months of 2002.

Gross margin increased from 15.9% for the nine months ended September 30, 2001 to 18.0% for the same period of 2002. This increase is due to two primary factors. First, improved product quality and reliability has translated to lower warranty expense. Second, continued inventory monitoring coupled with lower inventory levels has resulted in fewer inventory write-offs.

Operating expenses as a percentage of sales dropped slightly to 10.8% for the nine months ending September 30, 2002 versus 10.9% for the same period in 2001. Operating expenses in dollars rose $2.4 million, or 12.5%, as the Company continues its efforts in research and development and in marketing its brand image.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Other income (expense) improved from (0.6)% of sales in the nine months ended September 30, 2001 to 0.0% of sales in the same period in 2002. The Company paid off its interest bearing debt during April of 2002, resulting in lower interest expense in 2002 than in 2001.

The effective tax rate in the first nine months of 2002 was 35.0% versus 43.8% for the first nine months of 2001. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $0.3 million gain on disposal of Carpenter in 2002 is a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of open items related to the disposal. There was no impact from the discontinued operation in the first nine months of 2001. Details of Carpenter's assets and liabilities at September 30, 2002 and December 31, 2001, are set forth in Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the first nine months of 2002 increased 7.2% compared to the same period in 2001. This is due to a 7.4% increase in motorhome chassis orders coupled with a 10.2% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome, one-half of the specialty, and one-third of the fire truck chassis orders received during the nine-month period ended September 30, 2002 were produced and delivered by September 30, 2002.

At September 30, 2002, the Company had $80.5 million in backlog compared with a backlog of $84.0 million related to continuing operations at September 30, 2001. This was due to an increase in Chassis Group backlog of $9.4 million, or 20.8%, offset by a decrease in EVTeam backlog of $12.8 million, or 32.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2002, cash provided by operating activities from continuing operations was $16.6 million, which was $0.9 million (5.1%) lower than the $17.5 million of cash provided by operating activities from continuing operations for the nine months ended September 30, 2001. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this decrease. The cash provided by operating activities in 2002, combined with the cash on hand at December 31, 2001 and cash provided from the exercise of stock options of $7.1 million, allowed the Company to pay off $11.4 million in long-term debt, pay dividends of $1.1 million and also to fund $4.7 million in property, plant and equipment purchases, primarily related to the Company's plant expansion in South Carolina. The Company's working capital increased $5.3 million from $29.2 million at December 31, 2001 to $34.5 million at September 30, 2002. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further information regarding the increase in cash and cash equivalents, from $4.2 million at December 31, 2001 to $10.4 million at September 30, 2002.

Shareholders' equity increased $17.9 million in the nine months ended September 30, 2002 to $54.8 million. This change resulted from the $9.5 million in net earnings of the Company, the receipt of $7.1 million from the exercise of stock options and the $2.4 million tax benefit related to the exercise of stock options, offset by $1.1 million paid in dividends.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank. The Company also has the availability for term notes under the same debt agreement. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At September 30, 2002 the Company was not subject to any debt covenants because no borrowings were outstanding.

The Company also has a secured line of credit for $0.2 million and an unsecured line of credit for $1.0 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at September 30, 2002 was 4.75%) and has an expiration date of June 1, 2003. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at September 30, 2002. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on the $1.0 million line at September 30, 2002. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

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

•

Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs and lead to the temporary unavailability of engines.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at September 30, 2002, the Company had no debt outstanding under its variable rate short-term and long-term debt.

Item 4.	Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-4(c) under the Securities Exchange Act of 1934) as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q (the "Evaluation Date"). They have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures were adequate and effective. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the Company's disclosure controls and procedures subsequent to the Evaluation Date.

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

          (b)          Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2002. This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

August 1, 2002	August 1, 2002

This Form 8-K included a press release that announced the Company's financial results for the second quarter of 2002 and included condensed income statements for the three- and six-month periods ended June 30, 2002 and 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

I, John E. Sztykiel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Spartan Motors, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ John E. Sztykiel
President and Chief Executive Officer

I, James W. Knapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Spartan Motors, Inc.;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ James W. Knapp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

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