Form 10-K
period 2002-12-31
SPARTAN MOTORS INC
filed 2003-03-14
CIK 743238

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________a

Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code: (517) 543-6400

Securities Registered Pursuant to Section 12(g) of the Securities Exchange Act:
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.               ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act).
Yes    X            No

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on The Nasdaq Stock Market on June 30, 2002, was $163,559,024.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, outstanding as of February 18, 2003: 12,129,477 shares

Documents Incorporated by Reference
Portions of the definitive proxy statement for the Company's May 28, 2003 annual meeting of shareholders are incorporated by reference in Part III.

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

•

Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events, including a possible armed conflict with Iraq, could adversely affect our order intake and sales, particularly in the motorhome market.

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

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. During 2002, the Company had four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Motors Chassis"); Luverne Fire Apparatus Co., Ltd., located in Brandon, South Dakota ("Luverne"); Quality Manufacturing, Inc., located in Talladega, Alabama ("Quality"); and Road Rescue, Inc., located in St. Paul, Minnesota ("Road Rescue"). Effective January 1, 2003, Luverne and Quality were combined by merger into a newly named entity, Crimson Fire, Inc. ("Crimson").

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

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products in both the national and international marketplace. Spartan Motors Chassis sells its custom chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Motors Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company is an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer enthusiasm. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the Company's other two principal chassis markets. Thus, in the past few years, management has placed special emphasis on further market penetration in the fire truck market and diversification into the specialty chassis market.

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

The Company's Segments

The Company is organized into two principal groups, the Chassis Group and the Emergency Vehicle Team ("EVTeam"). For certain financial information related to each group, see Note 12, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K, which is herein incorporated by reference.

Chassis Group

The Chassis Group consists of Spartan Motors Chassis. Sales by the Chassis Group made up 80.4%, 76.6% and 80.4% of the Company's consolidated sales for the years ended December 31, 2002, 2001 and 2000, respectively. Ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEM customers and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as ambulances, airport sweepers, utility trucks and crash-rescue vehicles. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows the Chassis Group to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. The Chassis Group employs approximately 450 associates in Charlotte, Michigan.

Fire Truck Chassis

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

The Chassis Group strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. An example of this progressive approach is the mid-engine chassis. This revolutionary design provides the OEM a significant opportunity in floor plan flexibility and provides enhanced ride and handling for the driver. The Chassis Group continues to refine its Independent Front Suspension (IFS) system introduced to the motorhome market in 1997. An IFS places air bags as close to the wheel as possible, utilizing full air suspension cushions and a constant axle centerline, thus creating a superior ride, improved handling and greater stability. In addition, IFS reduces over-steer and under-steer, brake dive and wheel-to-wheel transfer of road shock to passengers and the body of the vehicle.

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

The Chassis Group believes that the percentage of fire trucks manufactured with customized chassis will continue to increase. This is primarily due to the fact that customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations when compared to standard, commercially produced fire truck chassis.

The National Fire Protection Association ("NFPA") adopts safety standards for fire trucks. NFPA standards typically add new requirements that are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew-seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions. The Company's fire truck chassis meet current NFPA standards.

Motorhome Chassis

The Chassis Group custom manufactures chassis to the individual specifications of its motorhome chassis OEM customers. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. The Chassis Group's motorhome chassis are separated into three major product series: (1) the "NVS" series chassis; (2) the "Mountain Master" series chassis; and (3) the "K-2" series chassis. These motorhome chassis are generally distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The Chassis Group designs and engineers modifications to these three basic product groups to meet customer requirements and to adapt the chassis to each OEM's specific manufacturing process. The Chassis Group continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

The Chassis Group recently developed a new motorhome chassis, the Me2, which is a mid-engine chassis featuring a rear-lift deck. The rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The mid-engine concept and rear-lift deck are in the patent process.

Technology that the Company plans to introduce for the 2003 model year is the newly engineered Spartan Active Ride. The Spartan Active Ride is designed to provide motorhome owners with improved cornering and handling by continually adjusting to the configuration of the road. Using a combination of hydraulics, electronic sensors and computer control, the Spartan Active Ride provides a tight, level and smooth motorhome ride, even when making high-speed turns or sudden stops. The Spartan Active Ride eliminates vehicle sway by applying the precise amount of force needed between the motorhome's chassis and the suspension system to keep it level through turns and lane changes, as well as on windy days. This force--which can be much higher than the conventional suspension permits--allows the motorhome to corner smoothly when conventional suspensions would not. The Company has exclusive license rights to this technology for three years from the date on which the Company approves the production system for commercial use.

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

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Luverne, Quality and Road Rescue. Each of these companies engineers and manufactures emergency vehicles built on chassis platforms purchased from either the Chassis Group or outside sources. As mentioned earlier, effective January 1, 2003, Luverne and Quality were combined by merger into Crimson.

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

Quality Manufacturing, Inc.

Quality engineers, manufactures and markets custom and commercially produced emergency vehicles at its headquarters in Talladega, Alabama. Approximately 60 associates produce pumper and aerial fire apparatus that are marketed through a dealer network covering North America. Quality focuses its efforts on high-end fire truck customers who desire to extend the life span of their emergency vehicles by purchasing premium products.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets premium, custom advanced-care ambulances and rescue vehicles at its headquarters in St. Paul, Minnesota and its second plant located in Marion, South Carolina, which opened on May 1, 2002. Road Rescue is a market leader in the design and manufacturing of Type I, Type II and Type III advanced care ambulances. Road Rescue focuses primarily on medium-duty type vehicles, which represent one of the fastest growing segments of the emergency vehicle market. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employs approximately 160 associates.

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

In 2002, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of 10 salespeople based in Charlotte, Michigan and 16 salespeople located throughout North America, including the independent sales forces of Luverne, Quality and Road Rescue.

Competition

The principal methods of competitive advantages utilized by the Company include shorter engineering reaction time, custom design capability, higher product quality, superior customer service and faster speed of delivery. The Company competes with companies that manufacture chassis for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own commercial chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in the market compared to its competition. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. The Company believes that no one company has a dominant position in either market.

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

The EVTeam products are manufactured and assembled in each of the subsidiaries' respective manufacturing facilities, represented by four plants in total. The chassis for the products are purchased from the Chassis Group and from outside commercially produced chassis manufacturers. The EVTeam facilities do not use fully automated assembly lines since each vehicle is manufactured to meet specifications of an end user customized order. The chassis is rolled down the assembly line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

The Company believes that the assembly facilities of its subsidiaries are sufficient to meet expected production levels. Any further capacity increases can be achieved at a relatively low cost, largely by increasing the number of production associates or adding additional shifts.

Suppliers

An important strategy in the Company's product development has been its ability to purchase quality sub-assemblies and parts from some of the leading automotive parts suppliers in the country. Major component suppliers include Cummins Engine Co., Allison Division of General Motors Corporation, Tuthill Transport Technologies, Arvin-Meritor, Inc., St. Clair Technologies, Marion Body Works, Inc., Thomas Fabrication & Design, and Michelin Tire Corporation. The Company is able to better control production costs due to its high volume purchasing power with these component suppliers. The additional joint volume buying power of the Company's subsidiaries has helped to further control and reduce per piece component costs.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. For more information concerning the Company's expenditures on research and development, see "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing in Item 7 of this Form 10-K. New products that the Company has recently introduced or plans to introduce in the near future are discussed elsewhere in this Item 1.

Product Warranties

The Company's subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into the Company's chassis and vehicles. For more information concerning the Company's product warranties, see Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks, Licenses and Franchises

The Company has one United States patent which expires in 2016, subject to the payment of required maintenance fees. The Company also owns one United States copyright registration, one United States trademark registration, and two United States service mark registrations, as well as one trademark registration in each of Mexico, New Zealand, Peru and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.

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

Associates

The Company and its subsidiaries employed approximately 745 full-time associates as of February 20, 2003. Management presently considers its relations with associates to be positive.

Customer Base

In 2002, the Company's customer base included two major customers. Sales in 2002 to Newmar Corp. ("Newmar") were $48.0 million and sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were $42.2 million. These numbers compare to sales of $36.7 million to Newmar and $23.7 million to Fleetwood in 2001 and $47.8 million to Newmar and $45.9 million to Fleetwood in 2000. Sales to customers classified as major amounted to 34.8%, 26.7% and 37.3% of total revenues in 2002, 2001 and 2000, respectively. Although the loss of a major customer could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $1.7 million, $2.3 million and $3.4 million for the years ended December 31, 2002, 2001 and 2000, respectively, or 0.7%, 1.0% and 1.4%, respectively, of sales for those years. With the exception of the facility in Queretaro, Mexico, all of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2002, the Company had backlog orders for the Chassis Group of approximately $45.6 million, compared with a backlog of $44.0 million at December 31, 2001. At December 31, 2002, the Company had backlog orders for the EVTeam of $30.0 million compared, with a backlog of $31.7 million at December 31, 2001. The Company expects to fill all of the backlogs orders at December 31, 2002 during 2003.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

The Company's address of the Company's web site is www.spartanmotors.com. The Company is in the process of arranging to make its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act available on its web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission. However, the Company's web site does currently contain a link to freeedgar.com, where interested persons can view such materials without charge. Also, in the meantime, paper copies of these materials are available without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1165 Reynolds Road, Charlotte, Michigan 48813.

Item 2.          Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors Chassis, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing and Warehousing	Owned	51,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales and Marketing	Owned	44,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development and Manufacturing	Owned	50,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, and Warehousing	Owned	140,000

Spartan Motors Chassis, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing and Receiving	Leased	42,000

Spartan de Mexico S.A. de C.V.	Acceso III S-N, Queretaro, Mexico	Manufacturing and Warehousing	Owned	100,000*

Luverne Fire Apparatus Co., Ltd.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, and Warehousing	Leased	35,000

Quality Manufacturing, Inc.	1420 Nimitz Avenue Talladega, Alabama	General Offices, Manufacturing and Warehousing	Owned	65,000

Road Rescue, Inc.	1133 Rankin Street Saint Paul, Minnesota	General Offices, Manufacturing and Warehousing	Leased	93,000

Road Rescue, Inc.	2914 Spartan Place Marion, South Carolina	General Offices, Manufacturing and Warehousing	Owned	106,000
___________________

*Currently idle

Item 3.          Legal Proceedings.

At December 31, 2002, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the

Company's financial position and future operating results will not be materially affected by the final outcome of these legal proceedings.

Item 4.          Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2002, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.          Market For Registrant's Common Stock and Related Shareholder Matters.

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by The Nasdaq Stock Market:
	High	Low
Year Ended December 31, 2002:
First Quarter	$9.100	$5.610
Second Quarter	15.370	7.450
Third Quarter	15.800	9.240
Fourth Quarter	11.990	8.250

Year Ended December 31, 2001:
First Quarter	$3.375	$1.500
Second Quarter	4.260	2.000
Third Quarter	6.100	3.250
Fourth Quarter	7.000	3.250

The Company declared cash dividends of $0.06 per outstanding share on October 8, 2002, $0.10 per outstanding share on May 6, 2002 and $0.07 per outstanding share on May 14, 2001, to shareholders of record on October 25, 2002, May 28, 2002 and May 29, 2001, respectively.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 18, 2003 was 654.

See Item 12 below for information concerning the Company's equity compensation plans.

Item 6.          Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2002 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands of Dollars, Except Per Share Data)
	2002	2001	2000	1999	1998

Sales	$259,527	$226,263	$251,406	$284,638	$251,638
Cost of products sold	213,530	189,478	218,114	244,268	216,296
Gross profit	45,997	36,785	33,292	40,370	35,342
Operating expenses:
Research and development	7,152	6,210	6,341	6,590	5,404
Selling, general & administrative	21,531	19,637	19,010	22,832	18,221
Operating income	17,314	10,938	7,941	10,948	11,717
Other, net	90	(1,038)	(889)	(994)	(165)
Earnings from continuing operations before
taxes on income	17,404	9,900	7,052	9,954	11,552
Taxes on income	5,969	3,885	2,142	3,061	4,236
Net earnings from continuing operations (a)	11,435	6,015	4,910	6,893	7,316
Discontinued operations:
Loss from operations of Carpenter	-	-	(3,901)	(8,284)	(3,831)
Gain (loss) on disposal of Carpenter	269	116	(6,619)	-	-
Net earnings (loss) (a)	$11,704	$6,131	$(5,610)	$(1,391)	$3,485

Basic earnings (loss) per share (a):
Net earnings from continuing operations	$1.00	$0.57	$0.43	$0.55	$0.59
Discontinued operations	0.02	0.01	(0.92)	(0.66)	(0.31)
Basic earnings (loss) per share	$1.02	$0.58	$(0.49)	$(0.11)	$0.28

Diluted earnings (loss) per share (a):
Net earnings from continuing operations	$0.95	$0.57	$0.43	$0.55	$0.59
Discontinued operations	0.02	0.01	(0.92)	(0.66)	(0.31)
Diluted earnings (loss) per share	$0.97	$0.58	$(0.49)	$(0.11)	$0.28

Cash dividends per common share	$0.16	$0.07	$0.07	$0.07	$0.07
Basic weighted average common shares
outstanding	11,492	10,561	11,493	12,483	12,507
Diluted weighted average common shares
outstanding	12,013	10,616	11,496	12,500	12,536
Balance Sheet Data:
Net working capital	$35,290	$29,190	$38,057	$41,867	$45,208
Total assets	88,312	77,612	98,305	122,698	125,916
Long-term debt, continuing operations	-	9,400	24,504	23,119	22,265
Shareholders' equity	56,434	36,912	30,653	43,178	45,133
___________________
(a)

In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The nonamortization provisions of SFAS No. 142 related to goodwill would have increased net earnings from continuing operations by $0.4 million and increased basic and diluted earnings per share by $0.04 in 2001 and 2000, and $0.03 in 1999 and 1998, if applied in those years.

The five-year summary above should be read in conjunction with Note 11, Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
	2002	2001		2000

Sales	100.0%	100.0%		100.0%
Cost of products sold	82.3%	83.7%		86.8%
Gross profit	17.7%	16.3%		13.2%
Operating expenses:
Research and development	2.8%	2.7%		2.5%
Selling, general & administrative	8.2%	8.8%		7.5%
Operating income	6.7%	4.8%		3.2%
Other, net	0.0%	(0.4%	)	(0.3%	)
Earnings from continuing operations before taxes on income	6.7%	4.4%		2.9%
Taxes on income	2.3%	1.8%		0.9%
Net earnings from continuing operations	4.4%	2.6%		2.0%
Discontinued operations:
Loss from operations of Carpenter	-	-		(1.6%	)
Gain (loss) on disposal of Carpenter	0.1%	0.1%		(2.6%	)
Net earnings (loss)	4.5%	2.7%		(2.2%	)

          Year Ended December 31, 2002 compared to Year Ended December 31, 2001

Continuing Operations

For the year ended December 31, 2002, consolidated sales increased $33.3 million (14.7%) over the amount reported for the previous year. This increase is largely due to a $35.3 million (20.4%) increase in Chassis Group sales, offset by a $5.8 million (8.4%) decrease in EVTeam sales. The decrease in EVTeam sales is primarily due to lower tax revenues at the state and local levels, translating into tighter budgets and, in some cases, reduced spending on capital assets. This resulted in slightly lower ambulance and fire apparatus deliveries in the latter part of 2002. Lower sales from the Chassis Group to the EVTeam caused intercompany sales to decrease $3.7 million (23.2%) over the prior year. In the prior year, the EVTeam filled two large orders, one for the City of Atlanta and the other for the City of Chicago, all built on Chassis Group product. Intercompany sales are eliminated from the consolidated sales totals.

Within the Chassis Group, the motorhome chassis line had sales increase 36.9% over the 2001 fiscal year. The recreational vehicle industry had a strong year in 2002, propelled by lower interest rates, less travel abroad and by travelers opting for road versus air travel. Also contributing to the increase in sales was an increase in high-end motorhome chassis product sales, which grew 126.1% in 2002 over 2001.

The Chassis Group's other primary product line, fire truck chassis, had a decline of 7.6% in sales for the year ended December 31, 2002 over the year ended December 31, 2001. The launch of the Chassis Group's new Gladiator Evolution, which was designed to meet new engine emission standards, ramped up slowly to ensure quality standards were not compromised.

Transit bus chassis sales for 2002 decreased 100.0% over 2001, as the Company finished off its transit bus backlog in 2001. The Company decided during 2000 to transition out of the transit bus market. For the year ended December 31, 2002, sales of specialty chassis declined approximately 42.5%, compared to the year ended December 31, 2001. This is due to the Chassis Group's focus in 2002 on its two primary product lines, motorhome and fire truck chassis, due to the uncertainty of the domestic economy during the year.

Gross margin increased from 16.3% in 2001 to 17.7% in 2002. This is primarily due to improvements in productivity and a reduction in warranty costs. Higher sales volumes contributed to the greater efficiencies in production while improved product quality and reliability has translated to lower warranty expense.

Selling, general and administrative expenses decreased from 8.8% of sales for the year ended December 31, 2001 to 8.2% for the year ended December 31, 2002. In actual dollars, selling, general and administrative expenses were up 9.7% over the prior year. This increase is primarily due to increases in commercial and health insurance costs as well as higher incentive compensation expense. The increases in commercial and health insurance costs are due to unfavorable insurance markets, which are being experienced by many other companies.

The increase in the Company's income taxes is due to higher earnings before taxes in 2002 when compared to 2001. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings from continuing operations increased to $11.4 million ($0.95 per diluted share) in 2002 from $6.0 million ($0.57 per diluted share) in 2001 as a result of the factors discussed above.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $0.1 million gain and $0.3 million gain on disposal of Carpenter in 2001 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon substantial completion of the liquidation.

          Year Ended December 31, 2001 compared to Year Ended December 31, 2000

Continuing Operations

For the year ended December 31, 2001, consolidated sales decreased $25.1 million (10.0%) over the amount reported for the previous year. This decrease was primarily due to a $28.8 million (14.3%) decrease in Chassis Group sales, offset by a $9.1 million (15.2%) increase in EVTeam sales. The increase in EVTeam sales was primarily due to older demographics in the United States, creating a higher demand for emergency vehicles. In addition, emergency vehicle markets are less impacted by swings in the economy. Higher sales from the Chassis Group to the EVTeam caused intercompany sales to increase $5.4 million (51.3%) over the prior year. The EVTeam was in the process of filling two large orders in 2001, one for the City of Atlanta and the other for the City of Chicago, all built on Chassis Group product. Intercompany sales are eliminated from the consolidated sales totals.

Within the Chassis Group, the motorhome chassis line had a sales decline of 18.7% over the 2000 fiscal year. The domestic economic recession, coupled with stock market uncertainty stemming from the terrorist attacks on September 11, 2001, contributed to the slower demand in the motorhome market in 2001.

The Chassis Group's other primary product line, fire truck chassis, had an increase of 4.6% in sales for the year ended December 31, 2001 over the year ended December 31, 2000. For the second year in a row, almost all of the fire truck chassis platforms experienced growth over the prior year due to a strong market.

Transit bus chassis sales for 2001 decreased 75.1% over 2000, as the Company wound down its transit bus backlog. The Company decided during 2000 to transition out of the transit bus market. For the year ended December 31, 2001, sales of specialty chassis declined approximately 59.7%, compared to the year ended December 31, 2000. This was due to the Chassis Group's focus in 2001 on its two primary product lines, motorhome and fire truck chassis.

Gross margin increased from 13.2% in 2000 to 16.3% in 2001. This was primarily due to changes in the levels of inventory write-offs and warranty claims. In 2000, the Company decided to exit the transit bus market, resulting in write-offs of obsolete chassis inventory related to transit buses. In 2001, the Company experienced better inventory monitoring by management and associates, resulting in lower inventory write-offs. In addition, improved product quality and reliability translated to lower warranty expense in 2001.

Selling, general and administrative expenses increased from 7.5% of sales for the year ended December 31, 2000 to 8.8% for the year ended December 31, 2001. In actual dollars, selling, general and administrative expenses were up only 3.2%. This increase was primarily due to increases in commercial and health insurance costs as well as an increase in the Company's Michigan Single Business Tax (SBT). The increases in commercial and health insurance costs were due to unfavorable insurance markets, which were being experienced by many other companies. As the tax base for determining SBT requires the Company to add back employee benefit costs, the higher health insurance costs have also translated into a higher SBT expense over the prior year.

The increase in the Company's income taxes is due to higher earnings before taxes in 2001 when compared to 2000. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings from continuing operations increased to $6.0 million ($0.57 per diluted share) in 2001 from $4.9 million ($0.43 per diluted share) in 2000 as a result of the factors discussed above.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $3.9 million loss from operations of Carpenter reflects losses generated from operating the business segment during 2000 through September 29, 2000. The $0.1 million gain on disposal of Carpenter in 2001 is a result of the Company's revision of its estimated loss to dispose of the business, based upon substantial completion of the liquidation in the fourth quarter. The $6.6 million after-tax loss on disposal of Carpenter in 2000 resulted from the decision to initiate the orderly liquidation of Carpenter and this amount included approximately $1.8 million for anticipated operating losses during the phase-out period.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 13, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 2002, cash provided by continuing operating activities was approximately $16.0 million, which was $6.0 million less than the $22.0 million of cash provided by continuing operating activities for the year ended December 31, 2001. Due primarily to an increase in sales, the Company's working capital increased by $6.1 million from $29.2 million in 2001 to $35.3 million in 2002. See the "Consolidated Statements of Cash Flows" contained in this Form 10-K for further information regarding the increase in cash and cash equivalents, from $4.2 million as of December 31, 2001, to $8.1 million as of December 31, 2002. See "Item 6--Selected Financial Data" for a five-year comparison of working capital.

Shareholders' equity increased approximately $19.5 million to $56.4 million as of December 31, 2002. This change is primarily the result of net earnings of $11.7 million and net proceeds from the exercise of stock options of $9.6 million, net of dividends of $1.8 million. See the "Consolidated Statements of Shareholders' Equity" contained in this Form 10-K for further information regarding the changes in shareholders' equity.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank that expires on October 15, 2003. The Company expects to extend or refinance this line of credit in 2003. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2002, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $0.2 million and an unsecured line of credit of $1.0 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at December 31, 2002 was 4.25%) and has an expiration date of June 1, 2003. This line of credit is secured by accounts receivable, inventory and equipment. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on either of these lines at December 31, 2002 and 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

See Note 4, Leases, and Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements for information regarding the Company's future commitments under real estate leases and certain other obligations.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within the Company's operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. This occurs when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.

Pending Accounting Policies

See "New Accounting Standards Not Yet Adopted" in Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Effect of Inflation

Inflation affects the Company in two principal ways. First, the Company's debt, if any, is tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at December 31, 2002, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 8.          Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$8,081,639	$4,192,785
Accounts receivable, less allowance for doubtful accounts
of $365,000 in 2002 and $446,000 in 2001	28,823,185	25,774,877
Inventories	25,205,450	23,587,813
Deferred tax assets	3,463,765	3,777,269
Other current assets	1,286,564	1,619,503
Current assets of discontinued operations	307,288	1,537,915
Total current assets	67,167,891	60,490,162

Property, plant and equipment, net	15,155,436	11,288,223
Goodwill	4,543,422	4,543,422
Deferred tax assets	1,301,560	1,183,836
Other assets	144,191	106,176
TOTAL ASSETS	$88,312,500	$77,611,819

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,939,864	$13,850,182
Accrued warranty	2,768,389	3,510,316
Taxes on income	1,412,210	1,241,325
Accrued compensation and related taxes	4,232,013	1,740,563
Accrued vacation	1,217,187	1,118,200
Deposits from customers	4,098,211	3,807,185
Other current liabilities and accrued expenses	2,201,473	2,231,370
Current portion of long-term debt	--	2,005,079
Current liabilities of discontinued operations	8,692	1,795,556
Total current liabilities	31,878,039	31,299,776

Long-term debt, less current portion	--	9,400,000

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized; issued
12,025,842 shares and 10,722,142 shares as of December 31, 2002
and 2001, respectively	120,258	107,221
Additional paid in capital	30,776,327	21,133,937
Retained earnings	25,537,876	15,670,885
Total shareholders' equity	56,434,461	36,912,043
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$88,312,500	$77,611,819

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2002	2001	2000

Sales	$259,527,274	$226,262,753	$251,405,660
Cost of products sold	213,529,881	189,478,179	218,113,677
Gross profit	45,997,393	36,784,574	33,291,983

Operating expenses:
Research and development	7,151,688	6,210,483	6,341,169
Selling, general and administrative	21,532,148	19,635,906	19,009,446
Operating income	17,313,557	10,938,185	7,941,368

Other income (expense):
Interest expense	(347,803)	(1,375,128)	(1,617,771)
Interest and other income	438,404	337,433	728,912
Earnings from continuing operations before taxes on income	17,404,158	9,900,490	7,052,509

Taxes on income	5,969,000	3,885,000	2,142,000
Net earnings from continuing operations	11,435,158	6,015,490	4,910,509

Discontinued operations:
Loss from operations of Carpenter	-	-	(3,900,853)
Gain (loss) on disposal of Carpenter, including
provision of $1,775,000 in 2000 for operating losses
during phase-out period (including applicable income
tax benefit of $185,000, $802,000 and $6,422,000 in
2002, 2001 and 2000, respectively)	269,314	115,649	(6,619,174)
Net earnings (loss)	$11,704,472	$6,131,139	$(5,609,518)

Basic net earnings (loss) per share:
Net earnings from continuing operations	$1.00	$0.57	$0.43
Gain (loss) from discontinued operations:
Loss from operations of Carpenter	-	-	(0.34)
Gain (loss) on disposal of Carpenter	0.02	0.01	(0.58)
Basic net earnings (loss) per share	$1.02	$0.58	$(0.49)

Diluted net earnings (loss) per share:
Net earnings from continuing operations	$0.95	$0.57	$0.43
Gain (loss) from discontinued operations:
Loss from operations of Carpenter	-	-	(0.34)
Gain (loss) on disposal of Carpenter	0.02	0.01	(0.58)
Diluted net earnings (loss) per share	$0.97	$0.58	$(0.49)

Basic weighted average common shares outstanding	11,492,000	10,561,000	11,493,000

Diluted weighted average common shares outstanding	12,013,000	10,616,000	11,496,000

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2000	12,273,977	$122,740	$23,645,151	$19,410,550	$43,178,441

Purchase and constructive retirement of stock	(1,755,900)	(17,559)	(3,388,887)	(2,714,276)	(6,120,722)
Dividends paid ($0.07 per share)				(810,745)	(810,745)
Other			15,389		15,389
Net loss				(5,609,518)	(5,609,518)
Balance at December 31, 2000	10,518,077	105,181	20,271,653	10,276,011	30,652,845

Stock options exercised and related tax benefit	204,065	2,040	862,284		864,324
Dividends paid ($0.07 per share)				(736,265)	(736,265)
Net earnings				6,131,139	6,131,139
Balance at December 31, 2001	10,722,142	107,221	21,133,937	15,670,885	36,912,043

Stock options exercised and related tax benefit	1,303,700	13,037	9,589,390		9,602,427
Dividends paid ($0.16 per share)				(1,837,481)	(1,837,481)
Other			53,000		53,000
Net earnings				11,704,472	11,704,472
Balance at December 31, 2002	12,025,842	$120,258	$30,776,327	$25,537,876	$56,434,461

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net earnings from continuing operations	$11,435,158	$6,015,490	$4,910,509
Adjustments to reconcile net earnings from continuing
operations to net cash provided by operating activities:
Depreciation	1,884,711	1,787,811	1,799,990
Amortization	-	416,999	439,482
Loss (gain) on disposal of assets	4,022	4,535	(24,272)
Tax benefit from stock options exercised	2,413,000	-	-
Other	53,000	-	-
Decrease (increase) in operating assets:
Accounts receivable	(3,048,308)	6,296,010	4,443,620
Inventories	(1,617,637)	6,849,979	9,195,182
Deferred tax assets	195,780	246,000	(1,719,800)
Federal taxes receivable	-	5,697,352	(4,269,407)
Other assets	294,924	(421,462)	57,376
Increase (decrease) in operating liabilities:
Accounts payable	2,089,682	(5,332,150)	(3,224,060)
Accrued warranty	(741,927)	(463,015)	669,553
Taxes on income	170,885	1,241,325	-
Accrued compensation and related taxes	2,491,450	107,446	(58,547)
Accrued vacation	98,987	99,211	(89,675)
Deposits from customers	291,026	1,348,619	(1,194,398)
Other current liabilities and accrued expenses	(29,897)	(1,891,008)	2,106,510
Total adjustments	4,549,698	15,987,652	8,131,554
Net cash provided by continuing operating activities	15,984,856	22,003,142	13,042,063
Net cash used in discontinued operating activities	(286,923)	(1,944,571)	(6,154,146)
Net cash provided by operating activities	15,697,933	20,058,571	6,887,917

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,758,029)	(2,515,822)	(1,282,394)
Proceeds from sale of property, plant and equipment	2,083	30,915	38,374
Minority interest contributions	-	-	(1,000)
Net cash used in investing activities	(5,755,946)	(2,484,907)	(1,245,020)

Cash flows from financing activities:
Payments on notes payable	-	(30,000)	(5,000)
Proceeds from long-term debt	-	-	2,800,000
Payments on long-term debt	(11,405,079)	(14,013,968)	(1,022,586)
Net proceeds from exercise of stock options	7,189,427	864,324	-
Purchase of treasury stock	-	-	(6,120,722)
Payment of dividends	(1,837,481)	(736,265)	(810,745)
Other	-	-	15,389
Net cash used in financing activities	(6,053,133)	(13,915,909)	(5,143,664)
Net increase in cash and cash equivalents	3,888,854	3,657,755	499,233
Cash and cash equivalents at beginning of year	4,192,785	535,030	35,797
Cash and cash equivalents at end of year	$8,081,639	$4,192,785	$535,030

Supplemental disclosures: Cash paid for interest was $322,000, $1,450,000 and $2,104,000 for 2002, 2001 and 2000, respectively.
Cash paid (refunds) for income taxes was $2,884,000, ($4,343,000) and $1,655,000 for 2002, 2001 and 2000, respectively.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its four wholly owned subsidiaries: Spartan Motors Chassis, Inc., Quality Manufacturing, Inc., Luverne Fire Apparatus Co., Ltd. and Road Rescue, Inc. Effective January 1, 2003, Luverne Fire Apparatus Co., Ltd. and Quality Manufacturing, Inc. were combined in a tax-free merger into a newly named entity, Crimson Fire, Inc. Carpenter Industries, Inc. ("Carpenter") is a 57.6% owned subsidiary that, effective September 29, 2000, is accounted for as a discontinued operation (see Note 11). All material intercompany transactions have been eliminated.

Financial Instruments. The Company values financial instruments as required by Statement of Financial Accounting Standards (SFAS) No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and long-term debt approximate fair value. The Company does not utilize derivative instruments.

Revenue Recognition. The Company recognizes revenue when title to its product passes to the customer. This occurs when production and testing of the product has been completed and the product has been tendered for delivery.

Shipping and Handling of Products. Costs incurred related to the shipment and handling of products are classified in cost of products sold. Amounts billed to customers for shipping and handling of products are included in net sales.

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

Accounts Receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally requires collateral. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Historically, such losses consistently have been within management's expectations.

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. During the fourth quarter of 2002, the Company changed its method of accounting for certain of its inventories that were previously valued using the last-in, first-out (LIFO) method to the FIFO method. The Company believes that the change is preferable to conform all inventories to the same inventory valuation method and to provide a better matching of expenses with revenues given relatively stable product costs over the past several years that have resulted in the value of inventories under the LIFO method to be approximately equal to their replacement cost on a FIFO basis. The effect of this change in method was not significant to all years and quarterly periods presented and disclosed in the accompanying consolidated financial statements, and therefore, previously reported amounts have not been retroactively restated.

Property, Plant and Equipment are stated at cost and are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 7 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Goodwill. As of January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. In the first quarter of 2002, the Company completed the required initial impairment test of goodwill and, in the fourth quarter of 2002, completed the required annual impairment test as prescribed by SFAS No. 142 and determined that recorded goodwill was not impaired. The goodwill of the Company all relates to the EVTeam business segment.

If the nonamortization provisions of SFAS No. 142 had been applied in 2001 and 2000, amortization expense would have been reduced by $0.4 million in 2001 and 2000, resulting in an increase in net earnings from continuing operations per basic and diluted share of $0.04 in each of those years.

Taxes on Income. The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences as measured by provisions of enacted tax laws, and is subject to ongoing assessment of realizability.

Earnings Per Share. Basic earnings (loss) per share represents net earnings (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net earnings (loss) available to common shares outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period calculated. The effect of dilutive stock options was 521,000, 55,000 and 3,000 shares at December 31, 2002, 2001 and 2000, respectively. For 2002, 2001 and 2000, 285,000, 1,937,000 and 2,698,000 shares related to stock option plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

Stock Options. At December 31, 2002, the Company has key employee, director and outside market advisor stock option plans, which are described in more detail in Note 9. The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings (loss) and net earnings (loss) per share for the years ended December 31, 2002, 2001 and 2000, would have been the pro forma amounts indicated below.
	Year Ended December 31,
	2002	2001	2000
Net earnings (loss)
As reported	$11,704,472	$6,131,139	$(5,609,518)
Deduct: Compensation expense - fair value method	(2,635,493)	(1,065,291)	(1,120,705)
Pro forma	9,068,979	5,065,848	(6,730,223)

Basic net earnings (loss) per share
As reported	$1.02	$0.58	$(0.49)
Pro forma	0.79	0.48	(0.59)

Diluted net earnings (loss) per share
As reported	$0.97	$0.58	$(0.49)
Pro forma	0.75	0.48	(0.59)

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Options (continued). The estimated fair value of options granted was $5.52, $2.01 and $2.08 per share in 2002, 2001 and 2000, respectively. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2002	1%	57.7%	3.12%	5 years
2001	1%	54.0%	4.79%	5 years
2000	None	48.0%	6.23%	5 years

New Accounting Standards Not Yet Adopted. In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires liabilities for cost related to exit or disposal activities to be recognized when the liability is incurred. SFAS No. 146 supersedes Emerging Issues Task Force (EITF) Issue 94-3, Liability Recognition for Employee Termination Benefits and Costs to Exit an Activity, and is effective for exit activities initiated after December 31, 2002, with early application allowed. The Company will adopt this standard in 2003; however, management is not currently contemplating any exit or disposal activities and, therefore, does not expect SFAS No. 146 to have an impact on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses industry concerns related to applicability of current option pricing models to non-exchange traded employee option plans.

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 changes current practice in accounting for, and disclosure of, guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in Statement No. 5, Accounting for Contingencies. Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 are effective immediately and are included in Note 10. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	2002	2001

Finished goods	$5,329,518	$6,466,152
Work in process	7,650,006	7,399,713
Raw materials and purchased components	14,138,499	11,234,222
Obsolescence reserve	(1,912,573)	(1,512,274)

TOTAL	$25,205,450	$23,587,813

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:
	December 31,
	2002	2001

Land and improvements	$1,176,595	$1,080,842
Buildings and improvements	15,697,797	12,044,364
Plant machinery and equipment	5,415,200	4,095,919
Furniture and fixtures	7,623,284	6,984,991
Vehicles	1,159,854	1,061,218
Construction in process	183,833	577,503

TOTAL	31,256,563	25,844,837
Less accumulated depreciation	(16,101,127)	(14,556,614)

NET PROPERTY, PLANT AND EQUIPMENT	$15,155,436	$11,288,223

NOTE 4 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2002, 2001 and 2000 was $1,087,000, $1,156,000 and $1,157,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $742,000 in 2003; $284,000 in 2004; $219,000 in 2005; $193,000 in 2006; $139,000 in 2007; and $191,000 thereafter.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME

Income tax expense (credit) attributable to continuing operations is summarized as follows:
	Year Ended December 31,
	2002	2001	2000
Current:
Federal	$5,867,570	$2,559,000	$3,402,800
State	(94,350)	1,080,000	459,000
Total current	5,773,220	3,639,000	3,861,800
Deferred:
Federal	183,430	233,000	(1,589,800)
State	12,350	13,000	(130,000)
Total deferred	195,780	246,000	(1,719,800)

TOTAL PROVISION FOR INCOME TAXES	$5,969,000	$3,885,000	$2,142,000

In 2002, current taxes on income are further reduced by tax benefits associated with the exercise of stock options under the plans described in Note 9. This reduction totaled $2.4 million in 2002 and was recognized as an adjustment of additional paid in capital.

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings before taxes on income from continuing operations and the actual tax expense, are as follows:
	Year Ended December 31,
	2002		2001		2000
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$5,917,000	34.00%	$3,366,000	34.00%	$2,398,000	34.00%
Increase (decrease) in income taxes
resulting from:
Foreign sales exclusion	(11,000)	(0.06)	(103,000)	(1.04)	(40,000)	(0.57)
Nondeductible expenses	53,000	0.30	144,000	1.45	94,000	1.33
State tax expense	(54,000)	(0.31)	721,000	7.28	217,000	3.08
Reversal of prior year tax accruals	-	0.00	-	0.00	(520,000)	(7.37)
Other	64,000	0.37	(243,000)	(2.45)	(7,000)	(0.10)
TOTAL	$5,969,000	34.30%	$3,885,000	39.24%	$2,142,000	30.37%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2002	2001
Current asset (liability):
Additional capitalized inventory costs	$131,000	$129,000
Vacation accrual	448,000	418,000
Warranty reserve	1,027,000	1,351,000
Inventory allowance	701,000	598,000
Allowance for doubtful accounts	104,000	135,000
Charitable contribution carryover	1,086,500	1,185,000
Other	(33,735)	(38,731)

TOTAL	$3,463,765	$3,777,269

Noncurrent asset:
Charitable contribution carryover	$1,086,500	$941,000
Capital loss on investment in Carpenter	10,097,000	10,097,000
Valuation allowance for capital loss carryforward	(10,097,000)	(10,097,000)
Other	215,060	242,836

TOTAL	$1,301,560	$1,183,836

In 2000, the Company's loss on its investment in the stock of its 57.6% owned subsidiary, Carpenter, generated a capital loss of $29.7 million. Since the Company currently has no capital gains to offset against the capital loss, the Company has recorded a valuation allowance that reserves in full the deferred tax asset related to this loss carryover. These capital losses can be carried forward through 2005 and during that time future capital gains, up to $29.7 million, would be offset by them.

NOTE 6 - DEBT
Long-term debt consists of the following:
	December 31,
	2002	2001
Revolving note payable to bank, with interest payable daily at the Eurodollar rate plus an applicable margin ranging from 1.0% to 2.5%, depending on the level of leverage maintained by the Company, secured by the Company's assets	$--	$8,300,000
Term note payable to bank, with interest payable monthly at the 30 day LIBOR rate, secured by the Company's assets	--	3,100,000
Other	--	5,079
	--	11,405,079
Less current portion of long-term debt	--	(2,005,079)
TOTAL	$--	$9,400,000

The Company's primary line of credit is a $25.0 million revolving note payable to a bank that expires on October 15, 2003. The Company expects to extend or refinance this line of credit in 2003. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2002, the Company was in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - DEBT (Continued)

The Company also has an unsecured line of credit of $1.0 million and a secured line of credit of $0.2 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (4.25% at December 31, 2002) and has an expiration date of June 1, 2003. This line of credit is secured by accounts receivable, inventory and equipment. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on either of these lines at December 31, 2002 and 2001. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

NOTE 7 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two customers classified as major customers in 2002, 2001 and 2000, as follows:
	2002		2001		2000
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

A	$47,973,000	$ 2,506,000	$36,665,000	$ 528,000	$47,756,000	$ 2,429,000
B	$42,234,000	$ 4,057,000	$23,690,000	$ 2,306,000	$45,898,000	$ 4,402,000

NOTE 8 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all Chassis business segment employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $390,000, $352,000 and $350,000 in 2002, 2001 and 2000, respectively. The Company's policy is to fund plan costs accrued.

NOTE 9 - STOCK OPTIONS

The Company has stock option plans covering certain employees. Shares reserved for options under these plans total 4,400,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

The Company has a stock option and a restricted stock plan for outside market advisors. Shares reserved for options under this plan total 200,000 (included in the 4,400,000 above) and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the grant date. Compensation expense is recognized for all options granted under this plan and was not significant in all years presented.

The Company has a non-qualified stock option plan for certain employees and directors. Shares reserved for options under this plan total 800,000 (included in the 4,400,000 above) and the options are exercisable for a period of 10 years from the grant date. The exercise price for these options is equal to the market price at the date of grant.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK OPTIONS (Continued)

Activity for the years ended December 31, 2002, 2001 and 2000 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 2000	$1.73 - $14.58	$8.16	2,534,250

Options granted	$2.50 - $4.19	$4.14	542,410
Options exercised	-	-	-
Options expired	$1.73 - $14.58	$7.62	(379,610)

Balance at December 31, 2000	$2.50 - $14.50	$7.43	2,697,050

Options granted	$1.69 - $6.40	$3.88	548,865
Options exercised	$1.69 - $6.19	$4.23	(204,065)
Options expired	$3.95 - $14.50	$8.98	(236,440)

Balance at December 31, 2001	$1.69 - $14.50	$6.82	2,805,410

Options granted	$5.91 - $15.32	$11.42	498,980
Options exercised	$1.69 - $14.50	$5.52	(1,303,700)
Options expired	$3.95 - $14.50	$11.51	(99,760)

Balance at December 31, 2002	$1.69 - $15.32	$8.57	1,900,930

The following table summarizes information regarding stock options outstanding at December 31, 2002 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/02	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/02	Weighted- Average Exercise Price

$1.69 - $2.50	26,000	8.0	$1.96	26,000	$1.96
$2.66 - $3.95	149,075	8.4	$3.88	149,075	$3.88
$4.19 - $6.19	466,805	6.4	$5.48	466,805	$5.48
$6.40 - $8.80	499,600	3.8	$7.64	499,600	$7.64
$10.31 - $15.32	759,450	7.0	$12.28	759,450	$12.28
	1,900,930	6.1	$8.57	1,900,930	$8.57

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. At December 31, 2002 and 2001, the Company had outstanding letters of credit totaling $0.2 million.

At December 31, 2002, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position or future operating results of the Company will not be materially affected by the final outcome of these legal proceedings.

At December 31, 2002, the Company had an outstanding commitment to purchase $10.4 million of engines from a supplier under a contract expiring on March 1, 2003.

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on December 31, 2002 was approximately $1.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results. In accordance with Interpretation No. 45, no liabilities for pre-January 1, 2003 guarantees have been recorded. For all such guarantees issued after January 1, 2003, the Company will record the fair value of the guarantee as a liability and a reduction of the initial revenue recognized on the sale of the units.

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Selected components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products.

The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring Company obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company's historical experience. The Company provides for any such warranty issues as they become known and are estimable. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

Changes in the Company's warranty liability during the year ended December 31, 2002 were as follows:
Balance of accrued warranty at January 1, 2002	$ 3,510,316

Warranties issued during the period	1,685,032

Cash settlements made during the period	(3,409,111)

Changes in liability for pre-existing warranties during
the period, including expirations	982,152

Balance of accrued warranty at December 31, 2002	$ 2,768,389

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - DISCONTINUED OPERATIONS

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets were accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented were restated to reflect this business as a discontinued operation.

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:
	December 31,
	2002	2001

Cash and cash equivalents	$93,271	$1,453,198
Accounts receivable	130,000	-
Other current assets	84,017	84,717
Total current assets of discontinued operations	$307,288	$1,537,915

Notes payable		$1,135,556
Other current liabilities	$8,692	660,000
Total current liabilities of discontinued operations	$8,692	$1,795,556

NOTE 12 - BUSINESS SEGMENTS

The Company segregates its operations into two reportable business segments: Chassis and EVTeam. The Chassis segment is an international engineer and manufacturer of custom motor vehicle chassis. The segment's principal markets are fire truck, motorhome and specialty vehicle chassis. The Company's EVTeam consists of three subsidiaries that are manufacturers of emergency vehicle bodies. Sales in the column labeled "other" represent sales from the Chassis segment to the EVTeam segment, which are eliminated from the consolidated sales totals.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment is as follows (amounts in thousands):
Year Ended December 31, 2002
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Sales	$208,585	$63,305		$(12,363)	$259,527
Interest expense	148	513		(313)	348
Depreciation and
amortization expense	781	640		464	1,885
Taxes on income	6,086	201		(318)	5,969
Segment net earnings (loss)
from continuing operations	11,523	523		(611)	11,435
Discontinued operations				269	269
Segment net earnings (loss)	11,523	523		(342)	11,704
Segment assets	40,309	29,029	$4,543	14,432	88,313

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)
Year Ended December 31, 2001
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Sales	$173,236	$69,129		$(16,102)	$226,263
Interest expense	313	848		214	1,375
Depreciation and
amortization expense	931	380	$417	477	2,205
Taxes on income	3,486	812		(413)	3,885
Segment net earnings (loss) from
continuing operations	6,106	1,376	(417)	(1,050)	6,015
Discontinued operations				116	116
Segment net earnings (loss)	6,106	1,376	(417)	(934)	6,131
Segment assets	38,034	27,131	4,543	7,904	77,612

Year Ended December 31, 2000
	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Sales	$202,056	$59,990		$(10,640)	$251,406
Interest expense	410	918		290	1,618
Depreciation and
amortization expense	950	393	$440	456	2,239
Taxes on income	2,768	(100)		(526)	2,142
Segment net earnings (loss) from
continuing operations	5,224	595	(440)	(469)	4,910
Discontinued operations				(10,519)	(10,519)
Segment net earnings (loss)	5,224	595	(440)	(10,988)	(5,609)
Segment assets	43,023	28,441	4,960	21,881	98,305

Substantially all long-lived assets are located in the United States. Foreign sales are not significant.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2002 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$66,718,546	$65,315,118	$64,065,349	$63,428,261
Gross profit	12,225,050	11,636,768	11,407,595	10,727,980

Net earnings from continuing operations	$3,239,252	$2,730,316	$3,244,865	$2,220,725
Gain (loss) from discontinued operations	75,442	301,998	(108,126)	-
Net earnings	$3,314,694	$3,032,314	$3,136,739	$2,220,725
Basic net earnings per share:
Net earnings from continuing operations	$0.30	$0.24	$0.27	$0.19
Gain (loss) from discontinued operations	0.01	0.03	(0.01)	-
Basic net earnings per share	$0.31	$0.27	$0.26	$0.19
Diluted net earnings per share:
Net earnings from continuing operations	$0.29	$0.23	$0.26	$0.18
Gain (loss) from discontinued operations	0.01	0.02	(0.01)	-
Diluted net earnings per share	$0.30	$0.25	$0.25	$0.18

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Summarized quarterly financial data for the year ended December 31, 2001 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$58,657,558	$58,520,417	$55,803,468	$53,281,310
Gross profit	9,128,765	9,017,844	9,361,236	9,276,729

Net earnings from continuing operations	$1,468,052	$1,297,995	$1,554,755	$1,694,688
Gain from discontinued operations	-	-	-	115,649
Net earnings	$1,468,052	$1,297,995	$1,554,755	$1,810,337
Basic and diluted net earnings per share:
Net earnings from continuing operations	$0.14	$0.12	$0.15	$0.16
Gain from discontinued operations	-	-	-	0.01
Basic and diluted net earnings per share	$0.14	$0.12	$0.15	$0.17

Basic and diluted net earnings per share is computed separately for each quarter and, therefore, the sum of the quarterly per share amounts may differ from the total for the year as a result of rounding and of the averaging thoughout the year of basic and diluted weighted average common shares outstanding.

Report of Independent Auditors

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
January 31, 2003

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure required.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item is contained under the captions "Spartan Motors' Board of Directors and Executive Officers" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 28, 2003, and is herein incorporated by reference.

Item 11.          Executive Compensation.

The information required by this item is contained under the captions "Compensation of Directors," "Executive Compensation" and "Compensation Committee Report on Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 28, 2003, and is herein incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 28, 2003, and is herein incorporated by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2002.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,900,930	$8.57	211,785 (4)
Equity compensation plans not approved by security holders(2)	--	N/A	25,000
Total (3)	1,900,930	$8.57	236,785 (4)

(1)          Consists of the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the "1998 Plan"), the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the "1996 Plan"), the Spartan Motors, Inc. 1994 Incentive Stock Option Plan (the "1994 Plan") and the Spartan Motors Inc. 1988 Non-Qualified Stock Option Plan (the "1988 Plan").
(2)          Consists of the Spartan Motors, Inc. Directors' Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their "director's fees" in the form of the Company's common stock. The term "director's fees" means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company's Board of Directors or meetings of committees of the board, and any retainer fee paid to such persons as members of the board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director's fees will, on or shortly after each "applicable date" receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director's fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term "applicable date" means any date on which a director's fee is payable to the participant. To date, no shares have been issued under this plan.
(3)          Each of the plans reflected in the above chart contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company's capitalization. Furthermore, each of the 1998 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.
(4)          Of this amount, 48,630 shares could be issued as restricted stock awards under the 1998 Plan and 89,500 shares could be issued as restricted stock awards under the 1996 Plan.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item, if any, is contained under the caption "Spartan Motors' Board of Directors and Executive Officers" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 28, 2003, and is herein incorporated by reference.

PART IV

Item 14.          Controls and Procedures.

As of December 31, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2002 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          Item 15(a)(1).          List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this Report:

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001

Consolidated Statements of Operations for the Fiscal Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Shareholders' Equity for the Fiscal Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 31, 2002, December 31, 2001 and December 31, 2000

Notes to Consolidated Financial Statements as of December 31, 2002

Report of Independent Auditors

          Item 15(a)(2).          Financial Statement Schedules. Attached as Appendix A.

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

          Item 15(a)(3).          List of Exhibits. The following exhibits are filed as a part of this report:
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

4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.
4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.
4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.
4.4	Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company.
10.1	Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date.*
10.2	Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date.*
10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, and incorporated herein by reference.

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended to date.*
10.5

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

18	Preferability Letter for Change in Accounting Method.
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
24	Limited Powers of Attorney.

_________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1165 Reynolds Road, Charlotte, Michigan 48813.

Item 15(b).          Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2002:

Date of Report	Filing Date	Item(s) Reported

October 9, 2002	October 9, 2002	Under Item 9, this Form 8-K reported that the Company plans to post a series of periodic "Messages From the CEO" and similar items on its corporate website.

October 24, 2002	October 24, 2002

Under Item 9, this Form 8-K included a press release that announced the Company's financial results for the third quarter and first nine months of 2002 and included condensed income statements for the three-month and nine-month periods ended September 30, 2002 and 2001.

November 18, 2002	November 18, 2002	Under Item 9, this Form 8-K included a press release that announced a plan to consolidate the Company's Luverne Fire Apparatus and Quality Manufacturing subsidiaries into a company named Crimson Fire.

November 18, 2002	November 18, 2002	Under Item 9, this Form 8-K included a press release that announced earnings guidance for the year ending December 31, 2002 and initial guidance for the year ending December 31, 2003.

          These Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN MOTORS, INC.

March 14, 2003	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 14, 2003	By	/s/ John E. Sztykiel
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 14, 2003	By	/s/ Richard J. Schalter*
Richard J. Schalter, Director

March 14, 2003	By	/s/ William F. Foster*
William F. Foster, Director

March 14, 2003	By	/s/ George Tesseris*
George Tesseris, Director

March 14, 2003	By	/s/ David R. Wilson*
David R. Wilson, Director

March 14, 2003	By	/s/ Charles E. Nihart*
Charles E. Nihart, Director

March 14, 2003	By	/s/ Kenneth Kaczmarek
Kenneth Kaczmarek, Director

	*By	/s/ James W. Knapp
James W. Knapp Attorney-in-Fact

CERTIFICATIONS

I, John E. Sztykiel, certify that:

1. I have reviewed this annual report on Form 10-K of Spartan Motors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ John E. Sztykiel
John E. Sztykiel President and Chief Executive Officer

I, James W. Knapp, certify that:

1. I have reviewed this annual report on Form 10-K of Spartan Motors, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003	/s/ James W. Knapp
James W. Knapp President and Chief Executive Officer

ii

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

4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.
4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.
4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.
4.4	Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company.
10.1	Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date.*
10.2	Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date.*
10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, and incorporated herein by reference.

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended to date.*
10.5

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

18	Preferability Letter for Change in Accounting Method.
21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
24	Limited Powers of Attorney.

_________________________

*Management contract or compensatory plan or arrangement.

iii

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisitions)	Deductions	Balance at End of Period

Year ended December 31, 2002:

Allowance for doubtful accounts	$ 446,000	$ 176,000	$ -	$ 257,000	$ 365,000

Year ended December 31, 2001:

Allowance for doubtful accounts	$ 599,000	$ 518,000	$ -	$ 671,000	$ 446,000

Year ended December 31, 2000:

Allowance for doubtful accounts	$ 567,000	$ 772,000	$ -	$ 740,000	$ 599,000