Form 10-Q
period 2003-03-31
SPARTAN MOTORS INC
filed 2003-05-12
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2003	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2003

Common stock, $.01 par value	12,149,577 shares

SPARTAN MOTORS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$8,161,108	$8,081,639
Accounts receivable, less allowance for
doubtful accounts of $379,000 in 2003
and $365,000 in 2002	27,713,976	28,823,185
Inventories (Note 4)	27,774,852	25,205,450
Deferred tax benefit	3,463,765	3,463,765
Other current assets	1,600,116	1,286,564
Current assets of discontinued operations	199,724	307,288
Total current assets	68,913,541	67,167,891

Property, plant, and equipment, net	14,983,551	15,155,436
Goodwill	4,543,422	4,543,422
Deferred tax benefit	1,301,560	1,301,560
Other assets	154,834	144,191
Total assets	$89,896,908	$88,312,500

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	March 31, 2003	December 31, 2002
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,087,400	$15,939,864
Accrued warranty	2,560,948	2,768,389
Accrued taxes on income	462,600	1,412,210
Accrued compensation and related taxes	1,820,559	4,232,013
Accrued vacation	1,287,325	1,217,187
Deposits from customers	4,370,218	4,098,211
Other current liabilities and accrued expenses	2,568,247	2,201,473
Current liabilities of discontinued operations	-	8,692
Total current liabilities	30,157,297	31,878,039

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,146,077 and
12,025,842 shares in 2003 and 2002, respectively	121,461	120,258
Additional paid in capital	31,480,643	30,776,327
Retained earnings	28,137,507	25,537,876
Total shareholders' equity	59,739,611	56,434,461

Total liabilities and shareholders' equity	$89,896,908	$88,312,500

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2003	2002

Sales	$60,417,440	$66,718,546
Cost of products sold	50,833,811	54,493,496
Gross profit	9,583,629	12,225,050

Operating expenses:
Research and development	1,748,599	1,927,909
Selling, general and administrative	5,270,454	5,457,561
Operating income	2,564,576	4,839,580

Other income (expense):
Interest expense	(51,778)	(90,576)
Interest and other income (expense)	133,170	(55,014)
Earnings from continuing operations before taxes on income	2,645,968	4,693,990

Taxes on income	556,465	1,454,738
Net earnings from continuing operations	2,089,503	3,239,252

Discontinued operations:
Gain on disposal of Carpenter	510,128	75,442
Net earnings	$2,599,631	$3,314,694

Basic net earnings per share:
Net earnings from continuing operations	$0.17	$0.30
Gain from discontinued operations:
Gain on disposal of Carpenter	0.04	0.01
Basic net earnings per share	$0.22	$0.31

Diluted net earnings per share:
Net earnings from continuing operations	$0.17	$0.29
Gain from discontinued operations:
Gain on disposal of Carpenter	0.04	0.01
Diluted net earnings per share	$0.21	$0.30

Basic weighted average common shares outstanding	12,086,000	10,881,000

Diluted weighted average common shares outstanding	12,488,000	11,235,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2003	12,025,842	$120,258	$30,776,327	$25,537,876	$56,434,461

Net proceeds from exercise
of stock options, including
related income tax benefit	120,235	1,203	704,316		705,519
Net earnings				2,599,631	2,599,631
Balance at March 31, 2003	12,146,077	$121,461	$31,480,643	$28,137,507	$59,739,611

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net earnings from continuing operations	$2,089,503	$3,239,252
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	511,901	439,224
Loss on sales of assets	(8,183)	-
Decrease (increase) in assets:
Accounts receivable	1,109,209	(2,693,330)
Inventories	(2,569,402)	(415,716)
Other assets	(324,195)	3,694
Increase (decrease) in liabilities:
Accounts payable	1,147,536	1,784,161
Accrued warranty	(207,441)	(86,297)
Accrued taxes on income	(949,610)	1,359,885
Accrued vacation	70,138	51,894
Accrued compensation and related taxes	(2,411,454)	45,587
Deposits from customers	272,007	214,158
Other current liabilities and accrued expenses	366,774	1,360,635
Total adjustments	(2,992,720)	2,063,895
Net cash provided by (used in) continuing operating activities	(903,217)	5,303,147
Net cash provided by discontinued operating activities	609,000	93,633
Net cash provided by (used in) operating activities	(294,217)	5,396,780

Cash flows from investing activities:
Purchases of property, plant and equipment	(340,016)	(1,556,215)
Proceeds from sales of property, plant and equipment	8,183	-
Net cash used in investing activities	(331,833)	(1,556,215)

Cash flows from financing activities:
Payments on long-term debt	-	(8,305,079)
Proceeds from the exercise of stock options	705,519	1,558,448
Net cash provided by (used in) financing activities	705,519	(6,746,631)

Net increase (decrease) in cash and cash equivalents	79,469	(2,906,066)
Cash and cash equivalents at beginning of period	8,081,639	4,192,785
Cash and cash equivalents at end of period	$8,161,108	$1,286,719

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") annual consolidated financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2003 and the results of operations and cash flows for the three-month periods ended March 31, 2003 and 2002.

Note 3

The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	March 31, 2003	December 31, 2002

Finished goods	$6,354,509	$5,329,518
Work in process	8,568,628	7,650,006
Raw materials and purchased components	15,098,198	14,138,499
Obsolescence reserve	(2,246,483)	(1,912,573)
	$27,774,852	$25,205,450

Note 5

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Some components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products.

The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for any field retrofit campaigns. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.

Note 5 (continued)

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

Changes in the Company's warranty liability during the three months ended March 31, 2003 were as follows:

Balance of accrued warranty at January 1, 2003	$ 2,768,389

Warranties issued during the period	405,104

Cash settlements made during the period	(782,123)

Changes in liability for pre-existing warranties during
the period, including expirations	169,578

Balance of accrued warranty at March 31, 2003	$ 2,560,948

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on March 31, 2003 was $0.6 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The Company's effective income tax rate of 21.0% for the three months ended March 31, 2003 differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

Note 8

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

Note 8 (Continued)

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:

	March 31, 2003	December 31, 2002

Cash and cash equivalents	$199,724	$93,271
Accounts receivable	--	130,000
Other current assets	--	84,717
Current assets of discontinued operations	$199,724	$307,288

Other current liabilities	$--	$8,692
Current liabilities of discontinued operations	$--	$8,692

Note 9

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three months ended March 31, 2003 and 2002 would have been the pro forma amounts indicated below.

	Three Months Ended March 31,
	2003	2002
Net earnings
As reported	$2,599,631	$3,314,694
Deduct: Compensation expense - fair value method	(18,320)	(5,884)
Pro forma	2,581,311	3,308,810

Basic net earnings per share
As reported	$0.22	$0.31
Pro forma	0.21	0.30

Diluted net earnings per share
As reported	$0.21	$0.30
Pro forma	0.21	0.29

Note 10

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended March 31, 2003

	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$49,744	$13,119		$(2,446)	$60,417
Interest expense	48	126		(122)	52
Depreciation expense	196	206	$--	110	512
Taxes on income	1,222	(302)	--	(364)	556
Segment earnings from
continuing operations	2,196	(480)	--	374	2,090
Discontinued operations	--	--	--	510	510
Segment earnings	2,196	(480)	--	884	2,600
Segment assets	41,891	29,639	4,543	13,824	89,897

Three Months Ended March 31, 2002

	Business Segments
	Chassis	EVTeam	Intangibles	Other	Consolidated

Net sales	$52,146	$18,102		$(3,529)	$66,719
Interest expense	45	108		(62)	91
Depreciation expense	216	106	$--	117	439
Taxes on income	1,663	258	--	(466)	1,455
Segment earnings (loss)
from continuing operations	2,863	398	--	(22)	3,239
Discontinued operations	--	--	--	75	75
Segment earnings	2,863	398	--	54	3,315
Segment assets	45,865	27,446	4,543	1,056	78,910

Note 11

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair-value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require disclosure in interim financial statements regarding the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company does not intend to adopt a fair-value based method of accounting for stock-based employee compensation until a final standard is issued by the FASB that addresses industry concerns related to applicability of current option pricing models to non-exchange traded employee option plans. Pro forma disclosures of quarterly earnings are included in Note 9 of this Form 10-Q.

Note 11 (Continued)

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations. Disclosure of significant guarantees is included in Note 6 of this Form 10-Q.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 is applicable for all new agreements entered into in periods beginning after June 15, 2003. The Company has not yet determined what effect, if any, the new recognition and measurement provisions will have on the Company's future financial results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 5a, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (more commonly known as Special Purpose Entities or SPEs). Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company beginning January 1, 2004 for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on the Company's consolidated financial statements because the Company does not utilize any SPEs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2003 compared to the three-month period ended March 31, 2002. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended March 31,
	2003	2002

Sales	100.0%	100.0%
Cost of product sold	84.1%	81.7%
Gross profit	15.9%	18.3%
Operating expenses:
Research and development	2.9%	2.9%
Selling, general, and administrative	8.8%	8.2%
Operating income	4.2%	7.2%
Other income (expense)	0.2%	(0.2%	)
Earnings from continuing operations before taxes on income	4.4%	7.0%
Taxes on income	0.9%	2.1%
Net earnings from continuing operations	3.5%	4.9%
Discontinued operations:
Gain on disposal of Carpenter	0.8%	0.1%
Net earnings	4.3%	5.0%

Quarter Ended March 31, 2003, Compared to the Quarter Ended March 31, 2002

For the three months ended March 31, 2003, consolidated sales decreased $6.3 million (9.4%) to $60.4 million, from $66.7 million in the first quarter of 2002. Chassis Group sales for this period decreased by $2.4 million (4.6%). The majority of this decrease was due to lower sales of motorhome chassis. During the first quarter of 2003, motorhome chassis sales were 17.7% lower than the first quarter of 2002. This decrease was due to the fact that there was significant pent up demand in the first quarter of 2002 that was somewhat relieved by the strong production of motorhomes in 2002.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Fire truck chassis sales in the first quarter of 2003 were up 26.8% over the same period of 2002. The fire truck market continues to be strong in 2003, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales decreased $5.0 million, or 27.5%, from their sales level in the prior year's first quarter. The merger of Luverne Fire Apparatus and Quality Manufacturing slowed their production as they consolidated staff and aligned their production efforts. In addition, Road Rescue's production at its new Marion, South Carolina plant has ramped up slowly in order to ensure high quality levels.

Gross margin decreased from 18.3% for the quarter ended March 31, 2002 to 15.9% for the same period of 2003. This decrease is primarily due to lower sales volumes noted above, as well as the new Gladiator "Evolution" chassis launch. In addition, higher costs of certain components, including engines meeting the higher emissions standards, contributed to the decrease in margins.

Operating expenses as a percentage of sales rose slightly from 11.1% for the first quarter of 2002 to 11.7% for the first quarter of 2003. This increase is due to the decrease in sales volume. Operating expenses in dollars decreased ($0.4 million, or 5.0%), as the Company focused on lowering expenses in light of the lower sales.

Other income (expense) improved from (0.2%) of sales in the three months ended March 31, 2002 to 0.2% of sales in the same period in 2003. The Company paid off its interest-bearing debt during April 2002, resulting in lower interest expense in 2003 than in 2002.

The effective tax rate in the first quarter of 2003 was 21.0% versus 31.0% for the first quarter of 2002. The Company's effective tax rate decreased in the first quarter of 2003 as a result of reductions in previously recorded estimates for accrued taxes on income based on settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000, to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $0.5 million and $0.1 million gains on disposal of Carpenter in the first quarters of 2003 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. Details of Carpenter's assets and liabilities at March 31, 2003 and December 31, 2002 are set forth in Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Total chassis orders received during the first quarter of 2003 decreased 9.8% compared to the same period in 2002. This is due to a 9.4% decrease in motorhome chassis orders coupled with a 14.1% decrease in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty and none of the fire truck chassis orders received during the three-month period ended March 31, 2003 were produced and delivered by March 31, 2003.

At March 31, 2003, the Company had $72.5 million in backlog compared with a backlog of $80.8 million at March 31, 2002. This was due to a decrease in EVTeam backlog of $7.8 million, or 22.0%, combined with a slight decrease in Chassis Group backlog of $0.5 million, or 1.2%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2003, cash used in continuing operating activities was $0.9 million, which was $6.2 million (117.0%) lower than the $5.3 million of cash provided by continuing operating activities for the three months ended March 31, 2002. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this decrease. The cash on hand at December 31, 2002 and cash provided from the exercise of stock options of $0.7 million allowed the Company to fund the $0.3 million of cash used in operating activities in 2003 and the $0.3 million in property, plant and equipment purchases. The Company's working capital increased $3.5 million from $35.3 million at December 31, 2002 to $38.8 million at March 31, 2003. Cash and cash equivalents increased $0.1 million, from $8.1 million at December 31, 2002 to $8.2 million at March 31, 2003. Inventories increased $2.6 million due in part to more favorable pricing offered on certain chassis components purchased from third-party suppliers.

Shareholders' equity increased $3.3 million in the three months ended March 31, 2003 to $59.7 million from $56.4 million at December 31, 2002. This change resulted from the $2.6 million in net earnings of the Company and the receipt of $0.7 million from the exercise of stock options.

The Company's primary line of credit is a $25.0 million revolving note payable to a bank that expires on October 15, 2003. The Company expects to extend or refinance this line of credit in 2003. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At March 31, 2003, the Company was in compliance with all debt covenants.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

The Company also has a secured line of credit for $0.2 million and an unsecured line of credit for $1.0 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at March 31, 2003 was 4.25%) and has an expiration date of June 1, 2003. This line of credit is secured by accounts receivable, inventory and equipment. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on either of these lines at March 31, 2003. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from available borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003. These policies were selected because they are broadly applicable within the Company's operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See also Note 5 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

PENDING ACCOUNTING POLICIES

See Note 11 of the Notes to Consolidated Financial Statements included in this Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt, if any, is tied to the prime and LIBOR interest rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets the Company serves are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effects of inflation through cost reductions and improved productivity.

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

•

Armed conflicts and other military actions: the considerable political and economic uncertainties resulting from these events could adversely affect our order intake and sales, particularly in the motorhome market.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at March 31, 2003, the Company had no debt outstanding under its variable rate short-term and long-term debt. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

As of March 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2003 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

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

3.2	Spartan Motors, Inc. Bylaws, as amended to date.

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 33-8212.

          (b)          Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2003. This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

February 13, 2003	February 13, 2003

Under Item 9, this Form 8-K included a press release that announced the Company's financial results for the year ended December 31, 2002 and included condensed income statements for the years ended December 31, 2002 and 2001, condensed income statements for the three-month periods ended December 31, 2002 and 2001, and condensed consolidated balance sheets as of December 31, 2002 and 2001.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 12, 2003	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer (Principal Accounting and Financial Officer)

CERTIFICATIONS

I, John E. Sztykiel, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Spartan Motors, Inc.;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/John E. Sztykiel
President and Chief Executive Officer

I, James W. Knapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Spartan Motors, Inc.;

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

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

5.

The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

6.

The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 12, 2003	/s/James W. Knapp
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date.

99.1	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished, not filed, in accordance with SEC Release No. 33-8212.