Form 10-Q
period 2003-06-30
SPARTAN MOTORS INC
filed 2003-08-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2003	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2003

Common stock, $.01 par value	12,123,312 shares

SPARTAN MOTORS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	June 30, 2003	December 31, 2002
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$9,557,496	$8,081,639
Accounts receivable, less allowance for
doubtful accounts of $385,000 in 2003
and $365,000 in 2002	25,165,932	28,823,185
Inventories	29,723,923	25,205,450
Deferred tax assets	3,463,765	3,463,765
Taxes receivable	708,135	-
Other current assets	1,463,932	1,286,564
Current assets of discontinued operations	241,402	307,288
Total current assets	70,324,585	67,167,891

Property, plant, and equipment, net	15,157,692	15,155,436
Goodwill	4,543,422	4,543,422
Deferred tax assets	1,301,560	1,301,560
Other assets	70,419	144,191
Total assets	$91,397,678	$88,312,500

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

June 30, 2003	December 31, 2002
(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,956,015	$15,939,864
Accrued warranty	2,568,743	2,768,389
Accrued taxes on income	-	1,412,210
Accrued compensation and related taxes	2,006,810	4,232,013
Accrued vacation	1,348,438	1,217,187
Deposits from customers	5,473,477	4,098,211
Other current liabilities and accrued expenses	2,430,218	2,201,473
Current liabilities of discontinued operations	-	8,692
Total current liabilities	31,783,701	31,878,039

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,098,912 and
12,025,842 shares in 2003 and 2002, respectively	120,989	120,258
Additional paid in capital	31,612,546	30,776,327
Retained earnings	27,880,442	25,537,876
Total shareholders' equity	59,613,977	56,434,461

Total liabilities and shareholders' equity	$91,397,678	$88,312,500

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2003	2002

Sales	$55,116,986	$65,315,118
Cost of products sold	48,088,270	53,678,350
Gross profit	7,028,716	11,636,768

Operating expenses:
Research and development	1,853,752	1,726,525
Selling, general and administrative	5,536,469	5,406,543
Operating income (loss)	(361,505)	4,503,700

Other income (expense):
Interest expense	(117,024)	(123,660)
Interest and other income	128,508	107,635
Earnings (loss) from continuing operations before taxes on income	(350,021)	4,487,675

Taxes on income	(128,901)	1,757,359
Net earnings (loss) from continuing operations	(221,120)	2,730,316

Discontinued operations:
Gain on disposal of Carpenter, including applicable income tax
benefit of $914,000 in 2003 and $185,000 in 2002	955,178	301,998
Net earnings	$734,058	$3,032,314

Basic net earnings per share:
Net earnings (loss) from continuing operations	$(0.02)	$0.24
Gain from discontinued operations:
Gain on disposal of Carpenter	0.08	0.03
Basic net earnings per share	$0.06	$0.27

Diluted net earnings per share:
Net earnings (loss) from continuing operations	$(0.02)	$0.23
Gain from discontinued operations:
Gain on disposal of Carpenter	0.08	0.02
Diluted net earnings per share	$0.06	$0.25

Basic weighted average common shares outstanding	12,122,000	11,438,000

Diluted weighted average common shares outstanding	12,122,000	12,070,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2003	2002

Sales	$115,534,426	$132,033,664
Cost of products sold	98,922,081	108,171,846
Gross profit	16,612,345	23,861,818

Operating expenses:
Research and development	3,602,351	3,654,434
Selling, general and administrative	10,806,923	10,864,104
Operating income	2,203,071	9,343,280

Other income (expense):
Interest expense	(168,802)	(214,236)
Interest and other income	261,678	52,621
Earnings from continuing operations before taxes on income	2,295,947	9,181,665

Taxes on income	427,564	3,212,097
Net earnings from continuing operations	1,868,383	5,969,568

Discontinued operations:
Gain on disposal of Carpenter, including applicable income tax
benefit of $1,523,000 in 2003 and $185,000 in 2002	1,465,306	377,440
Net earnings	$3,333,689	$6,347,008

Basic net earnings per share:
Net earnings from continuing operations	$0.16	$0.54
Gain from discontinued operations:
Gain on disposal of Carpenter	0.12	0.03
Basic net earnings per share	$0.28	$0.57

Diluted net earnings per share:
Net earnings from continuing operations	$0.15	$0.51
Gain from discontinued operations:
Gain on disposal of Carpenter	0.12	0.03
Diluted net earnings per share	$0.27	$0.54

Basic weighted average common shares outstanding	12,090,000	11,199,000

Diluted weighted average common shares outstanding	12,445,000	11,685,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2003	12,025,842	$120,258	$30,776,327	$25,537,876	$56,434,461

Net proceeds from exercise
of stock options, including
related income tax benefit	130,135	1,302	985,159		986,461
Purchase and retirement
of stock	(57,065)	(571)	(148,940)	(348,635)	(498,146)
Dividends paid				(642,488)	(642,488)
Net earnings				3,333,689	3,333,689
Balance at June 30, 2003	12,098,912	$120,989	$31,612,546	$27,880,442	$59,613,977

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net earnings from continuing operations	$1,868,383	$5,969,568
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,006,748	928,841
Gain on sales of assets	(6,100)	-
Tax benefit from stock options exercised	232,000	2,111,000
Decrease (increase) in operating assets:
Accounts receivable	3,657,253	(5,664,544)
Inventories	(4,518,473)	(995,156)
Taxes receivable	(708,135)	-
Other assets	(103,596)	383,755
Increase (decrease) in operating liabilities:
Accounts payable	2,016,151	3,071,164
Accrued warranty	(199,646)	149,199
Accrued taxes on income	(1,412,210)	(381,442)
Accrued compensation and related taxes	(2,225,203)	876,799
Accrued vacation	131,251	(112,055)
Deposits from customers	1,375,266	102,853
Other current liabilities and accrued expenses	228,745	655,933
Total adjustments	(525,949)	1,126,347
Net cash provided by continuing operating activities	1,342,434	7,095,915
Net cash provided by (used in) discontinued operating activities	1,522,500	(206,923)
Net cash provided by operating activities	2,864,934	6,888,992

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,009,004)	(4,334,954)
Proceeds from sales of property, plant and equipment	6,100	-
Net cash used in investing activities	(1,002,904)	(4,334,954)

Cash flows from financing activities:
Payments on long-term debt	-	(11,405,079)
Dividends paid	(642,488)	(1,130,161)
Purchase and retirement of stock	(498,146)	-
Proceeds from the exercise of stock options	754,461	6,121,667
Net cash used in financing activities	(386,173)	(6,413,573)
Net increase (decrease) in cash and cash equivalents	1,475,857	(3,859,535)
Cash and cash equivalents at beginning of period	8,081,639	4,192,785
Cash and cash equivalents at end of period	$9,557,496	$333,250

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2003.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2003, the results of operations for the three-month and six-month periods ended June 30, 2003 and 2002 and cash flows for the six-month period ended June 30, 2003.

Note 3

The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	June 30, 2003	December 31, 2002

Finished goods	$7,243,812	$5,329,518
Work in process	5,999,569	7,650,006
Raw materials and purchased components	18,790,941	14,138,499
Obsolescence reserve	(2,310,399)	(1,912,573)
	$29,723,923	$25,205,450

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

Changes in the Company's warranty liability during the six months ended June 30, 2003 were as follows:

Balance of accrued warranty at January 1, 2003	$ 2,768,389

Warranties issued during the period	749,755

Cash settlements made during the period	(1,523,391)

Changes in liability for pre-existing warranties during
the period, including expirations	573,990

Balance of accrued warranty at June 30, 2003	$ 2,568,743

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on June 30, 2003 was $1.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The Company's effective income tax rate of 18.6% for the six months ended June 30, 2003 differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

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

Note 8 (Continued)

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:

	June 30, 2003	December 31, 2002

Cash and cash equivalents	$241,402	$93,271
Accounts receivable	--	130,000
Other current assets	--	84,017
Current assets of discontinued operations	$241,402	$307,288

Other current liabilities	$--	$8,692
Current liabilities of discontinued operations	$--	$8,692

Note 9

In May 2003, the Company announced the closure of its Road Rescue, Inc. plant in St. Paul, Minnesota and its plan to transfer related production to its plant in Marion, South Carolina. The costs associated with this exit activity are estimated to be $0.7 million and will be expensed as incurred through the third quarter of 2003. Severance benefits and other contractual obligations associated with the plant shutdown are not significant.

Note 10

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three and six months ended June 30, 2003 and 2002 would have been the pro forma amounts indicated below.

Note 10 (continued)

	Three Months Ended June 30,
	2003	2002
Net earnings
As reported	$734,058	$3,032,314
Deduct: Compensation expense -- fair value method	(75,039)	(12,495)
Pro forma	659,019	3,019,819

Basic net earnings per share
As reported	$0.06	$0.27
Pro forma	0.05	0.26

Diluted net earnings per share
As reported	$0.06	$0.25
Pro forma	0.05	0.25

	Six Months Ended June 30,
	2003	2002
Net earnings
As reported	$3,333,689	$6,347,008
Deduct: Compensation expense -- fair value method	(93,359)	(18,379)
Pro forma	3,240,330	6,328,629

Basic net earnings per share
As reported	$0.28	$0.57
Pro forma	0.27	0.57

Diluted net earnings per share
As reported	$0.27	$0.54
Pro forma	0.26	0.54

Note 11

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended June 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated
Motorhome chassis sales	$27,131			$27,131
Fire truck chassis sales	16,090		$(3,207)	12,883
EVTeam product sales	--	$13,200	--	13,200
Other sales	1,903	--	--	1,903
Total Net Sales	$45,124	$13,200	$(3,207)	$55,117
Interest expense	33	192	(108)	117
Depreciation expense	221	166	108	495
Income tax expense	839	(968)	-	(129)
Segment earnings (loss) from
continuing operations	1,443	(1,434)	(230)	(221)
Discontinued operations	-	-	955	955
Segment earnings (loss)	1,443	(1,434)	725	734
Segment assets	33,155	36,598	21,645	91,398

Three Months Ended June 30, 2002

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$35,365			$35,365
Fire truck chassis sales	14,720		$(3,485)	11,235
EVTeam product sales	--	$17,434	--	17,434
Other sales	1,281	--	--	1,281
Net sales	$51,366	$17,434	$(3,485)	$65,315
Interest expense	41	145	(62)	124
Depreciation expense	228	144	118	490
Taxes on income	1,559	198	--	1,757
Segment earnings (loss) from
continuing operations	2,799	262	(331)	2,730
Discontinued operations	--	--	302	302
Segment earnings	2,799	262	(29)	3,032
Segment assets	46,693	33,833	5,707	82,233

Note 11 (continued)

Six Months Ended June 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$57,931			$57,931
Fire truck chassis sales	33,611		$(5,652)	27,959
EVTeam product sales	--	$26,319	--	26,319
Other sales	3,326	--	--	3,326
Total Net Sales	$94,868	$26,319	$(5,652)	$115,535
Interest expense	81	318	(230)	169
Depreciation expense	418	371	218	1,007
Income tax expense	2,061	(1,270)	(364)	427
Segment earnings (loss) from
continuing operations	3,639	(1,914)	144	1,869
Discontinued operations	-	-	1,465	1,465
Segment earnings (loss)	3,639	(1,914)	1,609	3,334
Segment assets	33,155	36,598	21,645	91,398

Six Months Ended June 30, 2002

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$72,769			$72,769
Fire truck chassis sales	28,538		$(7,014)	21,524
EVTeam product sales	--	$35,536	--	35,536
Other sales	2,205	--	--	2,205
Net sales	$103,512	$35,536	$(7,014)	$132,034
Interest expense	86	253	(124)	215
Depreciation expense	444	250	235	929
Income tax expense	3,222	456	(466)	3,212
Segment earnings (loss) from continuing operations	5,662	660	(353)	5,969
Discontinued operations	--	--	378	378
Segment earnings	5,662	660	25	6,347
Segment assets	42,693	33,833	5,707	82,233

Note 12

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

Note 12 (continued)

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

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 is applicable for all new agreements entered into in periods beginning after June 15, 2003. The Company does not expect that the new recognition and measurement provisions will have any effect on the Company's future financial results.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 5a, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (VIE). Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company beginning January 1, 2004 for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have an effect on the Company's consolidated financial statements because the Company is not involved in any VIE arrangements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2003 compared to the three-and six-month periods ended June 30, 2002. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2003		2002	2003	2002

Sales	100.0%		100.0%	100.0%	100.0%
Cost of product sold	87.2%		82.2%	85.6%	81.9%
Gross profit	12.8%		17.8%	14.4%	18.1%
Operating expenses:
Research and development	3.4%		2.6%	3.1%	2.8%
Selling, general, and administrative	10.1%		8.3%	9.4%	8.2%
Operating income (loss)	(0.7%	)	6.9%	1.9%	7.1%
Other income (expense)	0.1%		0.0%	0.1%	(0.1%	)
Earnings (loss) from continuing operations before taxes on income	(0.6%	)	6.9%	2.0%	7.0%
Taxes on income	(0.2%	)	2.7%	0.4%	2.5%
Net earnings (loss) from continuing operations	(0.4%	)	4.2%	1.6%	4.5%
Discontinued operations:
Gain on disposal of Carpenter	1.7%		0.4%	1.3%	0.3%
Net earnings	1.3%		4.6%	2.9%	4.8%

Quarter Ended June 30, 2003, Compared to the Quarter Ended June 30, 2002

For the three months ended June 30, 2003, consolidated sales decreased $10.2 million (15.6%) to $55.1 million, from $65.3 million in the second quarter of 2002. Chassis Group sales for this period decreased by $6.2 million (12.2%). The majority of this decrease was due to lower sales of motorhome chassis. During the second quarter of 2003, motorhome chassis sales were $8.2 million (23.3%) lower than the second quarter of 2002. This decrease was due to the fact that higher sales levels existed in 2002 as a result of significant pent up demand in the first half of 2002.

Fire truck chassis sales in the second quarter of 2003 were up $1.4 million (9.3%) over the same period of 2002. The fire truck market continues to be strong in 2003, as fire departments focus on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

EVTeam sales decreased $4.2 million, or 24.3%, from the prior year's second quarter. The merger of Luverne Fire Apparatus and Quality Manufacturing slowed their production as they consolidated staff and aligned their production efforts. In addition, the Company's planned closure of Road Rescue's St. Paul, Minnesota facility and transfer and consolidation of its ambulance operations to its new Marion, South Carolina facility has had a transitional negative impact on EVTeam production. Road Rescue's production at the new plant has ramped up slowly in order to ensure high quality levels.

Gross margin decreased from 17.8% for the quarter ended June 30, 2002 to 12.8% for the same period of 2003. This decrease is primarily due to a negative physical inventory and other costing adjustments totaling $1.3 million made at an EVTeam location. In addition, the lower sales volumes noted above, as well as the new Gladiator "Evolution" chassis launch, contributed to a lower gross margin. Lastly, higher costs of certain components, including engines meeting higher emissions standards, were a factor in the decrease in margins.

Operating expenses as a percentage of sales rose from 10.9% for the second quarter of 2002 to 13.5% for the second quarter of 2003. This increase is partially due to the decrease in sales volume. Operating expenses in dollars increased $0.3 million, or 3.6%, primarily due to higher operating expenses encountered by the EVTeam as merger-related and plant closure efforts continued.

The effective tax rate in the second quarter of 2003 was 36.8% versus 39.1% for the second quarter of 2002. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $1.0 million and $0.3 million gains on disposal of Carpenter in the second quarters of 2003 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. Details of Carpenter's assets and liabilities at June 30, 2003 and December 31, 2002 are set forth in Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the second quarter of 2003 decreased 24.9% compared to the same period in 2002. This is due to a 26.6% decrease in motorhome chassis orders coupled with a 24.1% decrease in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty and none of the fire truck chassis orders received during the three-month period ended June 30, 2003 were produced and delivered by June 30, 2003.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

At June 30, 2003, the Company had $76.4 million in backlog compared with a backlog of $82.7 million at June 30, 2002. This was due to decrease in Chassis Group backlog of $8.1 million, or 15.2%, and an increase in EVTeam backlog of $1.8 million, or 5.9%.

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

Six-Month Period Ended June 30, 2003, Compared to the Six-Month Period Ended June 30, 2002

For the six months ended June 30, 2003, consolidated sales decreased $16.5 million (12.5%) to $115.5 million, from $132.0 million in the first six months of 2002. Chassis Group sales decreased by $8.6 million (8.4%). The majority of this decrease is due to lower sales of motorhome chassis. During the first half of 2003, motorhome chassis sales were $14.8 million (20.4%) lower than the first half of 2002. This decrease was due to the fact that higher sales levels existed in 2002 as a result of significant pent up demand in the first half of 2002.

Fire truck chassis sales in the first six months of 2003 were up $5.1 million (17.8%) over the same period of 2002. The fire truck market continues to be strong in 2003, as fire departments focus on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales decreased $9.2 million, or 25.9%, from their sales level in the prior year's first half. The merger of Luverne Fire Apparatus and Quality Manufacturing slowed their production as they consolidated staff and aligned their production efforts. In addition, the Company's planned closure of Road Rescue's St. Paul, Minnesota facility and transfer and consolidation of its ambulance operations to its new Marion, South Carolina facility has had a transitional negative impact on EVTeam production. Road Rescue's production at the new plant has ramped up slowly in order to ensure high quality levels.

Gross margin decreased from 18.1% for the six months ended June 30, 2002 to 14.4% for the same period of 2003. This decrease is primarily due to a negative physical inventory and other costing adjustments totaling $1.3 million made at an EVTeam location. In addition, the lower sales volumes noted above, as well as the new Gladiator "Evolution" chassis launch, contributed to a lower gross margin. Lastly, higher costs of certain components, including engines meeting the higher emissions standards, were a factor in the decrease in margins.

Operating expenses as a percentage of sales increased to 12.5% for the six months ended June 30, 2003 versus 11.0% for the same period in 2002. Operating expenses in dollars dropped $0.1 million, or 0.8%, as the Company is focused on lowering operating expenses in light of lower sales volumes.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Other income (expense) improved from (0.1)% of sales in the six months ended June 30, 2002 to 0.1% of sales in the same period in 2003. The Company paid off its interest bearing debt during April of 2002, resulting in lower interest expense in 2003 than in 2002.

The effective tax rate in the first half of 2003 was 18.6% versus 35.0% for the first half of 2002. The Company's effective tax rate decreased in the first half of 2003 as a result of reductions in previously recorded estimates for accrued taxes on income based on settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $1.5 million and $0.4 million gains on disposal of Carpenter in the first half of 2003 and the first half of 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. Details of Carpenter's assets and liabilities at June 30, 2003 and December 31, 2002 are set forth in Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the first six months of 2003 decreased 17.8% compared to the same period in 2002. This is due to a 17.7% decrease in motorhome chassis orders coupled with a 19.4% decrease in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty, and one-sixth of the fire truck chassis orders received during the six-month period ended June 30, 2003 were produced and delivered by June 30, 2003.

At June 30, 2003, the Company had $76.4 million in backlog compared with a backlog of $82.7 million at June 30, 2002. This was due to decrease in Chassis Group backlog of $8.1 million, or 15.2% and an increase in EVTeam backlog of $1.8 million, or 5.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2003, cash provided by continuing operating activities was $1.3 million, which was $5.8 million, or 81.7%, lower than the $7.1 million of cash provided by continuing operating activities for the six months ended June 30, 2002. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this decrease. The cash on hand at December 31, 2002, cash provided by operations of $2.9 million and cash provided from the exercise of stock options of $0.8 million allowed the Company to pay $0.5 million to repurchase and retire stock, pay $0.6 million in dividends and make $1.0 million of property, plant and equipment purchases. The Company's working capital increased $3.2 million, from $35.3 million at December 31, 2002 to $38.5 million at June 30, 2003. Cash and cash equivalents increased $1.5 million, from $8.1 million at December 31, 2002 to $9.6 million at June 30, 2003.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Inventories increased $4.5 million from $25.2 million at December 31, 2002 to $29.7 million at June 30, 2003. This increase was due in part to more favorable pricing offered on certain chassis components purchased from third-party suppliers. Additionally, the questionable availability of ambulance chassis due to plant closures for model change over resulted in higher chassis purchases in the second quarter.

Shareholders' equity increased $3.2 million in the six months ended June 30, 2003 to $59.6 million from $56.4 million at December 31, 2002. This change resulted from the $3.3 million in net earnings of the Company and the receipt of $1.0 million from the exercise of stock options net of the $0.5 million to repurchase and retire Company stock and pay $0.6 million in dividends.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of the Company's common stock in open market transactions. Management repurchased 57,065 shares through June 30, 2003. Repurchases of common stock are contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. If the Company were to repurchase the remaining 442,935 shares of stock at current prices, this would cost the Company approximately $3.8 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $20.0 million revolving note payable to a bank that expires on October 15, 2003. The Company expects to extend or refinance this line of credit in 2003. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At June 30, 2003, the Company was in compliance with all debt covenants and there were no borrowings on this line of credit.

The Company also has a secured line of credit for $0.2 million and an unsecured line of credit for $1.0 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at June 30, 2003 was 4.00%) and has an expiration date of June 1, 2004. This line of credit is secured by accounts receivable, inventory and equipment. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on either of these lines at June 30, 2003.

The Company believes that its cash on hand, as well as its anticipated cash flows from operating activities, will be sufficient to fund operating activities and other anticipated cash needs for the next year and the foreseeable future.  Should additional funds be required, the Company had $21.2 million of borrowing capacity available under its existing lines of credit at June 30, 2003.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements, as amended by SAB 101A and SAB 101B. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. This occurs when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant. The collectibility of any related receivable is reasonably assured before revenue is recognized.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See also Note 5 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

PENDING ACCOUNTING POLICIES

See Note 12 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt, if any, is tied to the prime and LIBOR interest rates so that interest rate increases would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets the Company serves are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effects of inflation through cost reductions and improved productivity.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued).

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at June 30, 2003, the Company had no debt outstanding under its variable rate short-term and long-term debt. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003 in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 28, 2003. The purpose of the meeting was to elect directors, to approve the Stock Option and Restricted Stock Plan of 2003, ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year and transact any other business that properly came before the meeting. The name of each director elected to a term expiring in 2006 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld/Against

John E. Sztykiel	8,603,157	2,372,131
Charles E. Nihart	8,654,357	2,320,932
Kenneth Kaczmarek	8,654,357	2,320,932

The following persons continue to serve as directors: William F. Foster, Richard J. Schalter, George Tesseris and David R. Wilson.

Item 4.	Submission of Matters to a Vote of Security Holders (Continued).

The following proposals were acted on:

Proposal	For	Against	Abstain

Proposal to approve the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003	8,691,994	1,589,440	693,855

Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year	5,709,047	3,036,901	28,127

There were no broker non-votes with respect to matters voted on by the Company's shareholders at the meeting.

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)     Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the quarter ended June 30, 2003. This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

April 24, 2003	April 24, 2003

Under Item 9, this Form 8-K included a press release that announced the Company's financial results for the quarter ended March 31, 2003 and included condensed income statements for the three-month periods ended March 31, 2003 and 2002, and condensed consolidated balance sheets as of March 31, 2003 and December 31, 2002. The Form 8-K also included a press release concerning the Company's intent to repurchase up to 500,000 shares of its outstanding common stock.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2003	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.