Form 10-Q
period 2003-09-30
SPARTAN MOTORS INC
filed 2003-11-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2003	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 12, 2003

Common stock, $.01 par value	12,177,412 shares

SPARTAN MOTORS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$15,409,399	$8,081,639
Accounts receivable, less allowance for
doubtful accounts of $371,000 in 2003
and $365,000 in 2002	23,714,472	28,823,185
Inventories	30,270,391	25,205,450
Deferred tax assets	3,463,765	3,463,765
Taxes receivable	269,192	-
Other current assets	876,888	1,286,564
Current assets of discontinued operations	241,402	307,288
Total current assets	74,245,509	67,167,891

Property, plant, and equipment, net	15,005,427	15,155,436
Goodwill	4,543,422	4,543,422
Deferred tax assets	1,301,560	1,301,560
Other assets	53,223	144,191
Total assets	$95,149,141	$88,312,500

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	September 30, 2003	December 31, 2002
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$20,432,821	$15,939,864
Accrued warranty	2,568,039	2,768,389
Accrued taxes on income	-	1,412,210
Accrued compensation and related taxes	2,351,283	4,232,013
Accrued vacation	1,165,013	1,217,187
Deposits from customers	4,854,281	4,098,211
Other current liabilities and accrued expenses	2,398,732	2,201,473
Current liabilities of discontinued operations	-	8,692
Total current liabilities	33,770,169	31,878,039

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,143,962 and
12,025,842 shares in 2003 and 2002, respectively	121,440	120,258
Additional paid in capital	31,914,775	30,776,327
Retained earnings	29,342,757	25,537,876
Total shareholders' equity	61,378,972	56,434,461
Total liabilities and shareholders' equity	$95,149,141	$88,312,500

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2003	2002

Sales	$60,780,385	$64,065,349
Cost of products sold	51,629,438	52,657,754
Gross profit	9,150,947	11,407,595

Operating expenses:
Research and development	1,800,564	1,750,013
Selling, general and administrative	5,228,480	4,869,064
Operating income	2,121,903	4,788,518

Other income (expense):
Interest expense	(62,180)	(86,234)
Interest and other income	75,825	287,200
Earnings from continuing operations before taxes on income	2,135,548	4,989,484

Taxes on income	673,233	1,744,619
Net earnings from continuing operations	1,462,315	3,244,865

Discontinued operations:
Loss on disposal of Carpenter	-	(108,126)
Net earnings	$1,462,315	$3,136,739

Basic net earnings per share:
Net earnings from continuing operations	$0.12	$0.27
Loss from discontinued operations:
Loss on disposal of Carpenter	-	(0.01)
Basic net earnings per share	$0.12	$0.26

Diluted net earnings per share:
Net earnings from continuing operations	$0.12	$0.26
Loss from discontinued operations:
Loss on disposal of Carpenter	-	(0.01)
Diluted net earnings per share	$0.12	$0.25

Basic weighted average common shares outstanding	12,121,000	11,918,000

Diluted weighted average common shares outstanding	12,385,000	12,563,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2003	2002

Sales	$176,314,811	$196,099,013
Cost of products sold	150,551,519	160,829,600
Gross profit	25,763,292	35,269,413

Operating expenses:
Research and development	5,402,915	5,404,447
Selling, general and administrative	16,035,403	15,733,168
Operating income	4,324,974	14,131,798

Other income (expense):
Interest expense	(230,982)	(300,470)
Interest and other income	337,503	339,821
Earnings from continuing operations before taxes on income	4,431,495	14,171,149

Taxes on income	1,100,797	4,956,716
Net earnings from continuing operations	3,330,698	9,214,433

Discontinued operations:
Gain on disposal of Carpenter, including applicable income
tax benefit of $1,523,000 in 2003 and $185,000 in 2002	1,465,306	269,314
Net earnings	$4,796,004	$9,483,747

Basic net earnings per share:
Net earnings from continuing operations	$0.28	$0.81
Gain from discontinued operations:
Gain on disposal of Carpenter	0.12	0.02
Basic net earnings per share	$0.40	$0.83

Diluted net earnings per share:
Net earnings from continuing operations	$0.27	$0.78
Gain from discontinued operations:
Gain on disposal of Carpenter	0.12	0.02
Diluted net earnings per share	$0.39	$0.80

Basic weighted average common shares outstanding	12,104,000	11,400,000

Diluted weighted average common shares outstanding	12,425,000	11,899,000

Cash dividends on common stock	$0.05	$0.05

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2003	12,025,842	$ 120,258	$ 30,776,327	$ 25,537,876	$ 56,434,461

Net proceeds from exercise
of stock options, including
related income tax benefit	175,185	1,753	1,287,388		1,289,141
Purchase and constructive
retirement of stock	(57,065)	(571)	(148,940)	(348,635)	(498,146)
Dividends paid				(642,488)	(642,488)
Net earnings				4,796,004	4,796,004
Balance at September 30, 2003	12,143,962	$ 121,440	$ 31,914,775	$ 29,342,757	$ 61,378,972

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net earnings from continuing operations	$3,330,698	$9,214,433
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,525,645	1,427,740
Gain on sales of property, plant and equipment	(6,100)	(2,083)
Tax benefit from stock options exercised	284,000	2,413,000
Decrease (increase) in operating assets:
Accounts receivable	5,108,713	(2,790,607)
Inventories	(5,064,941)	(372,864)
Taxes receivable	(269,192)	-
Other assets	500,644	700,855
Increase (decrease) in operating liabilities:
Accounts payable	4,492,957	2,597,667
Accrued warranty	(200,350)	43,111
Accrued taxes on income	(1,412,210)	997,300
Accrued compensation and related taxes	(1,880,730)	1,020,154
Accrued vacation	(52,174)	(33,072)
Deposits from customers	756,070	238,318
Other current liabilities and accrued expenses	197,259	1,139,213
Total adjustments	3,979,591	7,378,732
Net cash provided by continuing operating activities	7,310,289	16,593,165
Net cash provided by (used in) discontinued operating activities	1,522,500	(286,923)
Net cash provided by operating activities	8,832,789	16,306,242

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,375,636)	(4,699,242)
Proceeds from sales of property, plant and equipment	6,100	2,083
Net cash used in investing activities	(1,369,536)	(4,697,159)

Cash flows from financing activities:
Payments on long-term debt	-	(11,405,079)
Dividends paid	(642,488)	(1,130,161)
Purchase and constructive retirement of stock	(498,146)	-
Proceeds from the exercise of stock options	1,005,141	7,055,644
Other	-	53,000
Net cash used in financing activities	(135,493)	(5,426,596)
Net increase in cash and cash equivalents	7,327,760	6,182,487
Cash and cash equivalents at beginning of period	8,081,639	4,192,785
Cash and cash equivalents at end of period	$15,409,399	$10,375,272

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

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2003, the results of operations for the three-month and nine-month periods ended September 30, 2003 and 2002 and cash flows for the nine-month periods ended September 30, 2003 and 2002.

Note 3

The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	September 30, 2003	December 31, 2002

Finished goods	$6,394,881	$5,329,518
Work in process	6,142,606	7,650,006
Raw materials and purchased components	20,194,122	14,138,499
Obsolescence reserve	(2,461,218)	(1,912,573)
	$30,270,391	$25,205,450

Note 5

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Some components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products.

The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for field retrofit campaigns. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.

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

Changes in the Company's warranty liability during the nine months ended September 30, 2003 were as follows:

Balance of accrued warranty at January 1, 2003	$ 2,768,389

Warranties issued during the period	1,153,552

Cash settlements made during the period	(2,511,153)

Changes in liability for pre-existing warranties during
the period, including expirations	1,157,251

Balance of accrued warranty at September 30, 2003	$ 2,568,039

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on September 30, 2003 was $0.6 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results. The fair value of new repurchase agreements entered into after December 31, 2002 is not significant.

Note 7

The Company's effective income tax rates of 31.5% for the three months and 24.8% for the nine months ended September 30, 2003 differ from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

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

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:

	September 30, 2003	December 31, 2002

Cash and cash equivalents	$241,402	$93,271
Accounts receivable	-	130,000
Other current assets	-	84,017
Current assets of discontinued operations	$241,402	$307,288

Other current liabilities	$-	$8,692
Current liabilities of discontinued operations	$-	$8,692

Note 9

In May 2003, the Company announced the closure of its Road Rescue, Inc. plant in St. Paul, Minnesota and its plan to transfer related production to its plant in Marion, South Carolina. The plant closure was substantially completed as of September 30, 2003 and costs associated with this exit activity totaling $0.5 million were expensed as incurred. Severance benefits and other contractual obligations associated with the plant shutdown were not significant.

In September 2003, the Company formed a new subsidiary, Crimson Fire Aerials, Inc., headquartered in Lancaster, Pennsylvania. The new company will manufacture aerial devices for fire trucks. As of September 30, 2003, the Company has incurred minimal start up costs associated with this entity.

Note 10

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three and nine months ended September 30, 2003 and 2002 would have been the pro forma amounts indicated below.

	Three Months Ended September 30,
	2003	2002
Net earnings
As reported	$1,462,315	$3,136,739
Deduct: Compensation expense - fair value method	(36,785)	(86,691)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	49,365	122,710
Pro forma	$1,474,895	$3,172,758

Basic net earnings per share
As reported	$0.12	$0.26
Pro forma	0.12	0.27

Diluted net earnings per share
As reported	$0.12	$0.25
Pro forma	0.12	0.25

	Nine Months Ended September 30,
	2003	2002
Net earnings
As reported	$4,796,004	$9,483,747
Deduct: Compensation expense - fair value method	(130,144)	(105,070)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	206,135	1,302,287
Pro forma	$4,871,995	$10,680,964

Basic net earnings per share
As reported	$0.40	$0.83
Pro forma	0.40	0.94

Diluted net earnings per share
As reported	$0.39	$0.80
Pro forma	0.39	0.90

Note 11

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended September 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$33,384			$33,384
Fire truck chassis sales	15,102		$(2,055)	13,047
EVTeam product sales	-	$12,343	-	12,343
Other sales	2,006	-	-	2,006
Total Net Sales	$50,492	$12,343	$(2,055)	$60,780
Interest expense	25	126	(89)	62
Depreciation expense	209	203	107	519
Income tax expense	1,277	(604)	-	673
Segment earnings (loss)
from continuing operations	2,313	(875)	24	1,462
Discontinued operations	-	-	-	-
Segment earnings (loss)	2,313	(875)	24	1,462
Segment assets	33,113	34,738	27,298	95,149

Three Months Ended September 30, 2002

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$36,847			$36,847
Fire truck chassis sales	12,816		$(2,840)	9,976
EVTeam product sales	-	$16,032	-	16,032
Other sales	1,210	-	-	1,210
Net sales	$50,873	$16,032	$(2,840)	$64,065
Interest expense	57	145	(116)	86
Depreciation expense	176	206	117	499
Taxes on income	1,570	153	22	1,745
Segment earnings (loss)
from continuing operations	2,688	301	256	3,245
Discontinued operations	-	-	(108)	(108)
Segment earnings	2,688	301	148	3,137
Segment assets	38,053	33,171	17,090	88,314

Note 11 (continued)

Nine Months Ended September 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$91,315			$91,315
Fire truck chassis sales	48,713		$(7,707)	41,006
EVTeam product sales	-	$38,662	-	38,662
Other sales	5,332	-	-	5,332
Total Net Sales	$145,360	$38,662	$(7,707)	$176,315
Interest expense	106	444	(319)	231
Depreciation expense	626	326	574	1,526
Income tax expense	3,338	(1,874)	(364)	1,100
Segment earnings (loss) from continuing operations	5,952	(2,789)	168	3,331
Discontinued operations	-	-	1,465	1,465
Segment earnings (loss)	5,952	(2,789)	1,633	4,796
Segment assets	33,113	34,738	27,298	95,149

Nine Months Ended September 30, 2002

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$109,616			$109,616
Fire truck chassis sales	41,354		$(9,854)	31,500
EVTeam product sales	-	$51,568	-	51,568
Other sales	3,415	-	-	3,415
Net sales	$154,385	$51,568	$(9,854)	$196,099
Interest expense	142	398	(240)	300
Depreciation expense	620	456	352	1,428
Income tax expense	4,791	609	(443)	4,957
Segment earnings (loss) from continuing operations	8,350	961	(97)	9,214
Discontinued operations	-	-	270	270
Segment earnings	8,350	961	173	9,484
Segment assets	38,053	33,171	17,090	88,314

Note 12

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which changes current practice in accounting for, and disclosure of, guarantees. Interpretation No. 45 will require certain guarantees to be recorded as liabilities at fair value on the Company's balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in SFAS No. 5, Accounting for Contingencies. Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote, which is another change from current practice. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The recognition and measurement provisions were adopted, prospectively, as of January 1, 2003 and did not have a significant impact on the Company's consolidated financial position or results of operations. Disclosure of significant guarantees is included in Note 6.

In November 2002, the Emerging Issues Task Force reached a consensus on Issue 00-21, which addresses how to account for arrangements that may involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) value to the customer on a stand alone basis, (2) there is objective and reliable evidence of the fair value of the undelivered items and (3) the arrangement includes a general right of return, where delivery or performance of the undelivered items is considered probable and substantially in the control of the vendor. Arrangement consideration should be allocated among the separate deliverables based on their relative fair values. The accounting for revenue arrangements under EITF 00-21 is applicable for all new agreements entered into in periods beginning after June 15, 2003. The new recognition and measurement provisions did not have any impact on the Company's consolidated financial position or results of operations.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 5a, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities (VIE). Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This statement is effective for variable interest entities created or in which an enterprise obtains an interest after January 31, 2003. Interpretation No. 46 will be effective for the Company for the quarter ending December 31, 2003 for all interest in variable interest entities acquired before February 1, 2003. The adoption of Interpretation No. 46 is not expected to have an effect on the Company's consolidated financial statements because the Company is not involved in any VIE arrangements.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2003 compared to the three-and nine-month periods ended September 30, 2002. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2002		2003	2002

Sales	100.0%	100.0%		100.0%	100.0%
Cost of product sold	84.9%	82.2%		85.4%	82.0%
Gross profit	15.1%	17.8%		14.6%	18.0%
Operating expenses:
Research and development	3.0%	2.7%		3.1%	2.8%
Selling, general and administrative	8.6%	7.6%		9.0%	8.0%
Operating income	3.5%	7.5%		2.5%	7.2%
Other income (expense)	0.0%	0.3%		0.0%	0.0%
Earnings from continuing operations before taxes on income	3.5%	7.8%		2.5%	7.2%
Taxes on income	1.1%	2.7%		0.6%	2.5%
Net earnings from continuing operations	2.4%	5.1%		1.9%	4.7%
Discontinued operations:
Gain (loss) on disposal of Carpenter	0.0%	(0.2%	)	0.8%	0.1%
Net earnings	2.4%	4.9%		2.7%	4.8%

Quarter Ended September 30, 2003, Compared to the Quarter Ended September 30, 2002

For the three months ended September 30, 2003, consolidated sales decreased $3.3 million (5.1%) to $60.8 million, from $64.1 million in the third quarter of 2002. Chassis Group sales for this period decreased by $0.4 million (0.7%). The majority of this decrease was due to lower sales of motorhome chassis. During the third quarter of 2003, motorhome chassis sales were $3.5 million (9.4%) lower than the third quarter of 2002. This decrease was due to lower motorhome industry sales in 2003 versus 2002 as a result of general economic concerns significantly affecting consumer spending for large discretionary items.

Fire truck chassis sales in the third quarter of 2003 were up $2.3 million (17.8%) over the same period of 2002. The fire truck market continues to be strong in 2003, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

EVTeam sales decreased $3.7 million, or 23.0%, from the prior year's third quarter. The merger of Luverne Fire Apparatus and Quality Manufacturing slowed production as staff was consolidated and production efforts were aligned. In addition, the Company's closure of Road Rescue's St. Paul, Minnesota facility and consolidation of its ambulance operations to its new Marion, South Carolina facility has had a transitional negative impact on EVTeam production. Production at the new Marion plant has ramped up slowly in order to ensure high quality levels.

Gross margin decreased from 17.8% for the quarter ended September 30, 2002 to 15.1% for the same period of 2003. This decrease is primarily due to initial operating inefficiencies at the EVTeam's Marion plant and $0.5 million of costs incurred in connection with the transfer of operations from St. Paul to the Marion plant.

Operating expenses as a percentage of sales rose from 10.3% for the third quarter of 2002 to 11.6% for the third quarter of 2003. This increase is primairly due to the decrease in sales volume. Operating expenses in dollars increased $0.4 million, or 6.2%, primarily due to higher operating expenses encountered by the EVTeam as merger and plant closure efforts continued. During the transition period, duplicate staffing increased general and administrative expenses. In addition, the operational realignment efforts have driven a need for brand image expenses due to the new plant location and new Crimson Fire name.

The effective tax rate in the third quarter of 2003 was 31.5% versus 35.0% for the third quarter of 2002. The Company's effective tax rate fluctuates in any given period based upon the states where sales occur and with the level of export sales.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $0.1 million loss on disposal of Carpenter in the third quarter of 2002 is a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. There was no impact in the third quarter of 2003 related to the Carpenter closing. Details of Carpenter's assets and liabilities at September 30, 2003 and December 31, 2002 are set forth in Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the third quarter of 2003 decreased 0.7% compared to the same period in 2002. This is due to an 8.7% decrease in fire truck chassis orders, partially offset by a 4.4% increase in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty and none of the fire truck chassis orders received during the three-month period ended September 30, 2003 were produced and delivered by September 30, 2003.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

At September 30, 2003, the Company had $83.8 million in backlog, compared with a backlog of $80.5 million at September 30, 2002. This was due to an increase in EVTeam backlog of $10.0 million, or 38.4%, offset partially by a decrease in Chassis Group backlog of $6.8 million, or 12.4%.

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

Nine-Month Period Ended September 30, 2003, Compared to the Nine-Month Period Ended September 30, 2002

For the nine months ended September 30, 2003, consolidated sales decreased $19.8 million (10.1%) to $176.3 million, from $196.1 million in the same period of 2002. Chassis Group sales for this period decreased by $9.0 million (5.8%). The majority of this decrease is due to lower sales of motorhome chassis. During the first nine months of 2003, motorhome chassis sales were $18.3 million (16.7%) lower than the first nine months of 2002. This decrease was due to lower motorhome industry sales in 2003 versus 2002 as a result of general economic concerns significantly affecting consumer spending for large discretionary items.

Fire truck chassis sales in the first nine months of 2003 were up $7.4 million (17.8%) over the same period of 2002. The fire truck market continues to be strong in 2003, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales decreased $12.9 million, or 25.0%, from the prior year's first nine months. The merger of Luverne Fire Apparatus and Quality Manufacturing slowed production as staff was consolidated and production efforts were aligned. In addition, the Company's closure of Road Rescue's St. Paul, Minnesota facility and consolidation of its ambulance operations to its new Marion, South Carolina facility has had a transitional negative impact on EVTeam production. Production at the new Marion plant has ramped up slowly in order to ensure high quality levels.

Gross margin decreased from 18.0% for the nine months ended September 30, 2002 to 14.6% for the same period of 2003. This decrease is primarily due to a negative physical inventory and other costing adjustments totaling $1.3 million made at an EVTeam location. Initial operating inefficiencies at the EVTeam's Marion plant and $0.5 million of costs incurred in connection with the transfer of operations from St. Paul to the Marion plant also negatively affected gross margin. In addition, the lower sales volumes noted above, as well as the new Gladiator "Evolution" chassis launch, contributed to a lower gross margin. Lastly, higher costs of certain components, including engines meeting the higher federally mandated emissions standards, were a factor in the decrease in margins.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Operating expenses as a percentage of sales increased to 12.1% for the nine months ending September 30, 2003 versus 10.8% for the same period in 2002. Operating expenses in dollars increased $0.3 million, or 1.4%, primarily due to higher operating expenses encountered by the EVTeam as merger and plant closure efforts continued. During the transition period, duplicate staffing increased general and administrative expenses. In addition, the operational realignment efforts have driven a need for brand image expenses due to the new plant location and new Crimson Fire name.

The effective tax rate in the first nine months of 2003 was 24.8% versus 35.0% for same period in 2002. The Company's effective tax rate decreased in 2003 as a result of reductions in previously recorded estimates for accrued taxes on income based on settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. The disposition of Carpenter's assets is being accounted for as a discontinued operation. The $1.5 million and $0.3 million gains on disposal of Carpenter in the first nine of months of 2003 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. Details of Carpenter's assets and liabilities at September 30, 2003 and December 31, 2002 are set forth in Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Total chassis orders received during the first nine months of 2003 decreased 11.9% compared to the same period in 2002. This is due to a 10.1% decrease in motorhome chassis orders coupled with a 16.5% decrease in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome, one-half of the specialty, and one-third of the fire truck chassis orders received during the nine-month period ended September 30, 2003 were produced and delivered by September 30, 2003.

At September 30, 2003, the Company had $83.8 million in backlog, compared with a backlog of $80.5 million at September 30, 2002. This was due to an increase in EVTeam backlog of $10.0 million, or 38.4%, offset partially by a decrease in Chassis Group backlog of $6.8 million, or 12.4%.

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

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2003, cash provided by continuing operating activities was $7.3 million, which was $9.3 million (56.0%) lower than the $16.6 million of cash provided by continuing operating activities for the nine months ended September 30, 2002. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this decrease. The cash on hand at December 31, 2002, cash provided by operations of $8.8 million and cash provided from the exercise of stock options of $1.0 million allowed the Company to fund the $0.5 million to purchase and constructively retire stock, $0.6 million in dividends and $1.4 million in property, plant and equipment purchases. The Company's working capital increased $5.2 million from $35.3 million at December 31, 2002 to $40.5 million at September 30, 2003. Cash and cash equivalents increased $7.3 million, from $8.1 million at December 31, 2002 to $15.4 million at September 30, 2003.

Inventories increased $5.1 million from $25.2 million at December 31, 2002 to $30.3 million at September 30, 2003. This increase was due in part to more favorable pricing offered on certain chassis components purchased from third-party suppliers. Additionally, the questionable availability of ambulance chassis due to plant closures for model change over resulted in higher chassis purchases in the second quarter. These items had not been fully utilized as of the end of the third quarter of 2003.

Shareholders' equity increased $5.0 million in the nine months ended September 30, 2003 to $61.4 million from $56.4 million at December 31, 2002. This change resulted from the $4.8 million in net earnings of the Company and the receipt of $1.3 million from the exercise of stock options net of the $0.5 million to purchase and constructively retire Company stock and $0.6 million in dividends.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. The Company repurchased 57,065 shares through September 30, 2003. Repurchase of common stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. If the Company were to repurchase the remaining 442,935 shares of stock at current prices, this would cost the Company approximately $4.1 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

On October 22, 2003, the Board of Directors declared a special dividend of $0.10 per common share in addition to the regular dividend of $0.05 per common share with both dividends payable on December 15, 2003 to shareholders of record at the close of business on November 14, 3002.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 31, 2004. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At September 30, 2003, the Company was in compliance with all debt covenants.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The Company also has a secured line of credit for $0.2 million and an unsecured line of credit for $1.0 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at September 30, 2003 was 4.00%) and has an expiration date of June 1, 2004. This line of credit is secured by accounts receivable, inventory and equipment. There were borrowings of $3,400 on this line at September 30, 2003. The $1.0 million line carries an interest rate of 1% above the bank's prime rate and expires only if there is a change in management. There were no borrowings on this line at September 30, 2003. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from available borrowings under its lines of credit to satisfy ongoing cash requirements for the next year and the foreseeable future.

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

PENDING ACCOUNTING POLICIES

See Note 11 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's debt, if any, is tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets the Company serves are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effects of inflation through cost reductions and improved productivity.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at September 30, 2003, the Company had minimal debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2003. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of September 30, 2003. During the Company's last fiscal quarter, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

(b)          Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the quarter ended September 30, 2003. This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

July 31, 2003	July 31, 2003

Under Item 12, this Form 8-K included a press release that announced the Company's financial results for the quarter ended June 30, 2003 and included condensed income statements for the three- and six-month periods ended June 30, 2003 and 2002, and condensed consolidated balance sheets as of June 30, 2003 and December 31, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2003	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer (Principal Accounting and Financial Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2000, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.