Form 10-K
period 2003-12-31
SPARTAN MOTORS INC
filed 2004-03-15
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.           ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes    X    No

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on The Nasdaq Stock Market on June 30, 2003, was $90,269,904.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, outstanding as of February 23, 2004: 12,239,318 shares

Documents Incorporated by Reference
Portions of the definitive proxy statement for the Company's May 18, 2004 annual meeting of shareholders are incorporated by reference in Part III.

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

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. During 2003, the Company had four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota with an additional production facility in Talladega, Alabama ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue").

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by mounting the body or apparatus on the Company's chassis. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products in both the national and international marketplace. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

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

Chassis Group

The Chassis Group consists of Spartan Chassis. Sales by the Chassis Group made up 83.3%, 80.4% and 76.6% of the Company's consolidated sales for the years ended December 31, 2003, 2002 and 2001, respectively. Ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEM customers and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as trolleys, utility trucks and crash-rescue vehicles. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows the Chassis Group to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. The Chassis Group employs approximately 460 associates in Charlotte, Michigan.

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

The National Fire Protection Association ("NFPA") adopts safety standards for fire trucks. NFPA standards typically add new requirements that are intended to increase the safety of fire fighters. Past NFPA standards have included the total enclosure of all crew-seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. In 2003, NFPA issued Annex D Guidelines that recommend that only an apparatus that meets the 1991 or later editions of NFPA apparatus standard or that is refurbished in accordance with NFPA 1912, be permitted to operate in first line service to ensure that the latest improvements and upgrades are available for firefighters. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions. The Company's fire truck chassis meet current NFPA standards.

In 2003 there were more than 1,225 Federal grants made under the Assistance to Firefighters Grant Program (the FIRE Act) for the purchase of fire apparatus across the country. Since the program began in 2001, this is the largest number of apparatus purchase awards made in any one year.

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

Technology that the Company continues to develop and refine is the Spartan Active Ride. The Spartan Active Ride is designed to provide motorhome owners with improved cornering and handling by continually adjusting to the configuration of the road. Using a combination of hydraulics, electronic sensors and computer control, the Spartan Active Ride provides a tight, level and smooth motorhome ride, even when making high-speed turns or sudden stops. The Spartan Active Ride eliminates vehicle sway by applying the precise amount of force needed between the motorhome's chassis and the suspension system to keep it level through turns and lane changes, as well as on windy days. This force-which can be much higher than the conventional suspension permits-allows the motorhome to corner smoothly when conventional suspensions would not. The Company has exclusive license rights to this technology for three years from the date on which the Company approves the production system for commercial use.

Specialty Vehicle Chassis

The Chassis Group continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. The Company believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for cement mixers, trolleys, utility trucks, crash and rescue vehicles and other specialty uses, the Company believes it is well positioned to continue to take advantage of opportunities in this market.

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either the Chassis Group or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Crimson's product lines include pumper and aerial fire apparatus, heavy- and light- duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2004 of two of the Company's wholly owned subsidiaries and the industry's oldest brands - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. - the new Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson's signature features - such as Tubular Stainless Steel body structure, Vibra-Torq™ mounting system, exclusive Trix-Max™ body frame and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done again and again. As part of Crimson's growth initiative, expanding the Company's product offerings to include an aerial component line, through Crimson Aerials, was imperative to strengthening the ability of its existing dealers and attracting new dealers. Crimson employs approximately 110 associates at its headquarters in Brandon, South Dakota and production facility in Talladega, Alabama.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania and employs approximately 10 associates. The Company began operations in the later half of 2003 and is in the process of developing a full line of aerial components. Crimson Aerials will introduce its first models in 2004, and is poised to produce the next generation of aerial devices in terms of technology, operation and service.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets a complete line of premium, custom advanced-care ambulances and rescue vehicles at its headquarters in Marion, South Carolina. At the start of 2003, Road Rescue also had operations in St. Paul, Minnesota, but that facility was closed prior to year end and the operations were consolidated to the Marion, South Carolina facility. Road Rescue is a market leader in the design and manufacturing of Type I, Type II and Type III high-performance, modular ambulances that fit all emergency transport requirements and offer the latest in technology. These vehicles are built with safety, performance and ease-of-maintenance in mind. New concept vehicles such as the UltraMedic Type III offer a glimpse at the ambulance of the future - complete with smart displays, smart glass and a variety of other high-tech features. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employs approximately 130 associates.

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

In 2003, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished product. Participation in these events also allows the Company to learn what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of 25 salespeople based in Company locations in Charlotte, Michigan, Brandon, South Dakota, Marion, South Carolina and Talladega, Alabama and 14 additional salespeople located throughout North America.

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

The Company believes that the assembly facilities of its subsidiaries are sufficient to meet current production levels. Any further capacity increases can be achieved at a relatively low cost, largely by increasing the number of production associates or adding additional shifts. The Company also has the opportunity to expand its assembly facilities, as the locations have land available for this purpose.

Suppliers

The Company is dedicated to establishing long-term, mutually beneficial relationships with its suppliers. Through these relationships, the Company benefits from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions, and lower total costs of doing business. The combined buying power of the Company's subsidiaries and the corporate supply management initiative allows the company to benefit from economies of scale and to focus on a common vision.

Components for the Company's products are generally available from a number of suppliers. The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of such raw materials in excess of those reasonably required to meet production and shipping schedules. Throughout 2003 significant price or supply issues related to steel did not impact Spartan Motors, Inc. In December 2003, the U.S. government repealed certain trade protective measures that had been in place with respect to steel. Spartan Motors, Inc. purchases steel under long-term commitments that throughout 2004 will help to mitigate any risk of supply issues. However, there can be no assurance that there will be no price or supply issues over the long-term.

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

Associates

The Company and its subsidiaries employed approximately 710 full-time associates as of February 23, 2004. Management presently considers its relations with associates to be positive.

Customer Base

In 2003, the Company's customer base included three major customers. Sales in 2003 to Newmar Corp. ("Newmar") were $62.1 million, sales to Travel Supreme, Inc. ("Travel Supreme") were $26.3 million and sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were $25.8 million. These numbers compare to sales of $48.0 million to Newmar, $22.2 million to Travel Supreme and $42.2 million to Fleetwood in 2002 and $36.7 million to Newmar, $13.5 million to Travel Supreme and $23.7 million to Fleetwood in 2001. Sales to customers classified as major amounted to 48.1%, 43.3%, and 32.7% of total revenues in 2003, 2002 and 2001, respectively. Although the loss of a major customer could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $2.7 million, $1.7 million and $2.3 million for the years ended December 31, 2003, 2002 and 2001, respectively, or 1.1%, 0.7% and 1.0%, respectively, of sales for those years. With the exception of the facility in Queretaro, Mexico, which will be disposed of under an agreement signed subsequent to year-end, all of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2003, the Company had backlog orders for the Chassis Group of approximately $54.3 million, compared with a backlog of $45.6 million at December 31, 2002. At December 31, 2003, the Company had backlog orders for the EVTeam of $41.0 million, compared with a backlog of $30.0 million at December 31, 2002. The Company expects to fill all of the backlogs orders at December 31, 2003 during 2004.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

The address of the Company's web site is www.spartanmotors.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available on its web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission. In addition, paper copies of these materials are available without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1165 Reynolds Road, Charlotte, Michigan 48813.

Item 2.          Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing, Corporate Communications and Warehousing	Owned	51,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales and Marketing	Owned	44,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development and Manufacturing	Owned	50,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, and Warehousing	Owned	140,000

Spartan Motors Chassis, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing and Receiving	Leased	42,000

Spartan de Mexico S.A. de C.V.	Acceso III S-N, Queretaro, Mexico	Manufacturing and Warehousing	Owned	100,000*

Crimson Fire, Inc.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, and Warehousing	Leased	35,000

Crimson Fire, Inc.	1420 Nimitz Avenue Talladega, Alabama	General Offices, Manufacturing and Warehousing	Owned	65,000

Crimson Fire Aerials, Inc.	1828 Freedom Road Lancaster, Pennsylvania	General Offices, Manufacturing and Warehousing	Leased	33,600

Road Rescue, Inc.	2914 Spartan Place Marion, South Carolina	General Offices, Manufacturing and Warehousing	Owned	106,000

*Subsequent to December 31, 2003, the Company entered into an agreement to dispose of this facility, which is currently idle.

Item 3.          Legal Proceedings.

At December 31, 2003, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position, future operating results and cash flows will not be materially affected by the final outcome of these legal proceedings.

Item 4.          Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2003, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

Item 5.          Market For Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by The Nasdaq Stock Market:
	High	Low
Year Ended December 31, 2003:
First Quarter	$12.050	$8.750
Second Quarter	9.970	8.130
Third Quarter	9.750	7.760
Fourth Quarter	10.370	9.000

Year Ended December 31, 2002:
First Quarter	$9.100	$5.610
Second Quarter	15.370	7.450
Third Quarter	15.800	9.240
Fourth Quarter	11.990	8.250

In 2003, the Company declared cash dividends of $0.05 per outstanding share on March 26, 2003 to shareholders of record on May 16, 2003 and $0.15 per outstanding share on October 22, 2003 to shareholders of record on November 14, 2003. In 2002, the Company declared cash dividends of $0.10 per outstanding share on May 6, 2002 to shareholders of record on May 28, 2002 and $0.06 per outstanding share on October 8, 2002 to shareholders of record on October 25, 2002.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 23, 2004 was 613.

See Item 12 below for information concerning the Company's equity compensation plans.

Item 6.          Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2003 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2003	2002	2001	2000	1999

Sales	$237,372	$259,527	$226,263	$251,406	$284,638
Cost of products sold	202,524	213,530	189,478	218,114	244,268
Gross profit	34,848	45,997	36,785	33,292	40,370
Operating expenses:
Research and development	7,070	7,152	6,210	6,341	6,590
Selling, general & administrative	21,604	21,531	19,637	19,010	22,832
Operating income	6,174	17,314	10,938	7,941	10,948
Other, net	(429)	90	(1,038)	(889)	(994)
Earnings from continuing operations before
taxes on income	5,745	17,404	9,900	7,052	9,954
Taxes on income	1,305	5,969	3,885	2,142	3,061
Net earnings from continuing operations (a)	4,440	11,435	6,015	4,910	6,893
Discontinued operations:
Loss from operations of Carpenter	--	--	--	(3,901)	(8,284)
Gain (loss) on disposal of Carpenter	1,609	269	116	(6,619)	--
Net earnings (loss) (a)	$6,049	$11,704	$6,131	$(5,610)	$(1,391)

Basic earnings (loss) per share (a):
Net earnings from continuing operations	$0.37	$1.00	$0.57	$0.43	$0.55
Discontinued operations	0.13	0.02	0.01	(0.92)	(0.66)
Basic earnings (loss) per share	$0.50	$1.02	$0.58	$(0.49)	$(0.11)

Diluted earnings (loss) per share (a):
Net earnings from continuing operations	$0.36	$0.95	$0.57	$0.43	$0.55
Discontinued operations	0.13	0.02	0.01	(0.92)	(0.66)
Diluted earnings (loss) per share	$0.49	$0.97	$0.58	$(0.49)	$(0.11)

Cash dividends per common share	$0.20	$0.16	$0.07	$0.07	$0.07
Basic weighted average common shares
outstanding	12,123	11,492	10,561	11,493	12,483
Diluted weighted average common shares
outstanding	12,434	12,013	10,616	11,496	12,500
Balance Sheet Data:
Net working capital	$40,136	$35,290	$29,190	$38,057	$41,867
Total assets	91,382	88,312	77,612	98,305	122,698
Long-term debt, continuing operations	--	--	9,400	24,504	23,119
Shareholders' equity	61,120	56,434	36,912	30,653	43,178

(a)

In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The nonamortization provisions of SFAS No. 142 related to goodwill would have increased net earnings from continuing operations by $0.4 million and increased basic and diluted earnings per share by $0.04 in 2001 and 2000, and $0.03 in 1999, if applied in those years.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
	2003	2002	2001

Sales	100.0%	100.0%	100.0%
Cost of products sold	85.3%	82.3%	83.7%
Gross profit	14.7%	17.7%	16.3%
Operating expenses:
Research and development	3.0%	2.8%	2.7%
Selling, general & administrative	9.1%	8.2%	8.8%
Operating income	2.6%	6.7%	4.8%
Other, net	(0.2%)	0.0%	(0.4%)
Earnings from continuing operations before taxes on income	2.4%	6.7%	4.4%
Taxes on income	0.5%	2.3%	1.8%
Net earnings from continuing operations	1.9%	4.4%	2.6%
Discontinued operations:
Gain on disposal of Carpenter	0.6%	0.1%	0.1%
Net earnings	2.5%	4.5%	2.7%

Year Ended December 31, 2003 compared to Year Ended December 31, 2002

Continuing Operations

For the year ended December 31, 2003, consolidated sales decreased $22.2 million (8.5%) over the amount reported for the previous year. This decrease is due to a $10.9 million (5.2%) decrease in Chassis Group sales coupled with a $14.0 million (22.1%) decrease in EVTeam sales. Lower sales from the Chassis Group to the EVTeam caused intercompany sales to decrease $2.7 million (21.8%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

The decrease in EVTeam sales is primarily due to transitions at Road Rescue and Crimson. The Company closed Road Rescue's St. Paul, Minnesota facility and consolidated its ambulance operations at its new Marion, South Carolina facility. The Marion plant ramped up more slowly than anticipated, resulting in lower sales in 2003. In addition, the merger of Luverne and Quality into Crimson slowed production as staff was consolidated and production efforts were aligned. This resulted in lower fire apparatus deliveries at the start of 2003 than in the previous year.

Within the Chassis Group, the motorhome chassis line had sales decrease $21.2 million (14.4%) over the 2002 fiscal year. Several economic uncertainties at the start of 2003 and related economic developments associated with the war in Iraq had a negative impact on the volume of motorhome sales in 2003, which was the primary reason for the sales decrease.

The Chassis Group's other primary product line, fire truck chassis, had an increase of $9.2 million (16.5%) in sales for the year ended December 31, 2003 over the year ended December 31, 2002. The Chassis Group received orders for more than 500 fire truck chassis, the most ever in a single year. The increase in volume of orders was the primary cause of the sales increase. The fire truck market continued to be strong in 2003, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

Gross margin decreased from 17.7% in 2002 to 14.7% in 2003. This decrease is due to a combination of events. The primary driver was an unfavorable physical inventory and other costing adjustments totaling $1.3 million made at an EVTeam location. Initial operating inefficiencies at the EVTeam's Marion plant and $0.7 million of costs incurred in connection with the transfer of operations from St. Paul to the Marion plant also contributed to the decrease. In addition, the lower sales volumes noted earlier played a role as fixed overhead costs were spread over a lower production volume. Lastly, a higher cost of certain components, including engines meeting the more stringent federally mandated emissions standards, were a factor in the decrease in margins.

Operating expenses increased minimally between years, but as a percentage of sales grew from 11.0% for the year ended December 31, 2002 to 12.1% for the year ended December 31, 2003, primarily as a result of lower sales volumes. Operating expenses include $0.4 million in operating expenses related to the start up of the Company's new subsidiary, Crimson Aerials.

The decrease in the Company's income taxes is primarily due to lower earnings before taxes in 2003 when compared to 2002. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings from continuing operations decreased from $11.4 million ($0.95 per diluted share) in 2002 to $4.4 million ($0.36 per diluted share) in 2003 as a result of the factors discussed above.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets was accounted for as a discontinued operation. The $1.6 million and $0.3 million gains on disposal of Carpenter in 2003 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

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

Within the Chassis Group, the motorhome chassis line had sales increase $39.7 million (36.9%) over the 2001 fiscal year. An increase in the volume of sales was the primary cause of the sales increase. The recreational vehicle industry had a strong year in 2002, propelled by lower interest rates, less travel abroad and by travelers opting for road versus air travel. Also contributing to the increase in sales was an increase in high-end motorhome chassis product sales, which grew 126.1% in 2002 over 2001.

The Chassis Group's other primary product line, fire truck chassis, had a decline of $4.6 million (7.6%) in sales for the year ended December 31, 2002 over the year ended December 31, 2001. A decrease in the volume of sales was the primary cause of the sales decrease. The launch of the Chassis Group's new Gladiator Evolution, which was designed to meet new engine emission standards, ramped up slowly to ensure quality standards were not compromised.

Transit bus chassis sales for 2002 decreased $1.3 million (100.0%) over 2001, as the Company finished off its transit bus backlog in 2001. The Company decided during 2000 to transition out of the transit bus market. For the year ended December 31, 2002, sales of specialty chassis declined approximately 42.5%, compared to the year ended December 31, 2001. This is due to the Chassis Group's focus in 2002 on its two primary product lines, motorhome and fire truck chassis, due to the uncertainty of the domestic economy during the year.

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

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $0.1 million and $0.3 million gains on disposal of Carpenter in 2001 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon substantial completion of the liquidation.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 13, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 2003, cash provided by continuing operating activities was approximately $12.4 million, which was $3.6 million less than the $16.0 million of cash provided by continuing operating activities for the year ended December 31, 2002. Due primarily to the cash generated by operations, the Company's working capital increased by $4.8 million from $35.3 million in 2002 to $40.1 million in 2003. See the "Consolidated Statements of Cash Flows" contained in this Form 10-K for further information regarding the increase in cash and cash equivalents, from $8.1 million as of December 31, 2002, to $18.5 million as of December 31, 2003. See "Item 6-Selected Financial Data" for a five-year comparison of net working capital.

Shareholders' equity increased approximately $4.7 million to $61.1 million as of December 31, 2003. This change is primarily the result of net earnings of $6.0 million and net proceeds from the exercise of stock options of $1.6 million, net of dividends of $2.4 million and the repurchase of stock of $0.5 million. See the "Consolidated Statements of Shareholders' Equity" contained in this Form 10-K for further information regarding the changes in shareholders' equity.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. The Company repurchased 57,065 shares through December 31, 2003. Repurchase of common stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. If the Company were to repurchase the remaining 442,935 shares of stock at current prices, this would cost the company approximately $4.7 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 15, 2004. The Company expects to extend or refinance this line of credit in 2004. There were no borrowings under this line at December 31, 2003 and 2002. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2003, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $0.2 million that carries an interest rate of 2% above the bank's prime rate (prime rate at December 31, 2003 was 4.00%) and has an expiration date of June 1, 2004. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at December 31, 2003 and 2002.

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future.

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows:
	Payments Due by Period (in thousands):
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$--	$--	$--	$--	$--

Leases:
Capital	--	--	--	--	--
Operating	2,030	413	699	543	375

Purchase obligations	27,060	27,060	--	--	--

Other long-term liabilities	--	--	--	--	--

Total contractual obligations	$29,090	$27,473	$699	$543	$375

The Company has no off-balance sheet arrangements.

Critical Accounting Policies

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within the Company's operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of operations, asset and/or liability amounts.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. This occurs when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant. Any related receivable is also evaluated for collectibility before revenue is recognized.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements for further information regarding warranties.

New and Pending Accounting Policies

See "New and Pending Accounting Pronouncements" in Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

Effect of Inflation

Inflation affects the Company in two principal ways. First, the Company's debt, if any, is generally tied to the prime and LIBOR rates so that increases affecting interest rates may be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the pass through of cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at December 31, 2003, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 8.          Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$18,480,770	$8,081,639
Accounts receivable, less allowance for doubtful accounts
of $408,000 in 2003 and $365,000 in 2002	19,604,058	28,823,185
Inventories	26,588,065	25,205,450
Deferred tax assets	3,326,847	3,463,765
Taxes receivable	957,879	--
Other current assets	1,440,744	1,286,564
Current assets of discontinued operations	--	307,288
Total current assets	70,398,363	67,167,891

Property, plant and equipment, net	14,783,965	15,155,436
Goodwill	4,543,422	4,543,422
Deferred tax assets	1,617,000	1,301,560
Other assets	39,344	144,191
TOTAL ASSETS	$91,382,094	$88,312,500

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$15,066,541	$15,939,864
Accrued warranty	2,538,204	2,768,389
Taxes on income	--	1,412,210
Accrued compensation and related taxes	2,746,117	4,232,013
Accrued vacation	1,020,437	1,217,187
Deposits from customers	6,796,949	4,098,211
Other current liabilities and accrued expenses	2,093,642	2,201,473
Current liabilities of discontinued operations	--	8,692
Total current liabilities	30,261,890	31,878,039

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized; issued
12,198,112 shares and 12,025,842 shares as of December 31, 2003
and 2002, respectively	121,981	120,258
Additional paid in capital	32,228,967	30,776,327
Retained earnings	28,769,256	25,537,876
Total shareholders' equity	61,120,204	56,434,461
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$91,382,094	$88,312,500

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
	Year Ended December 31,
	2003	2002	2001

Sales	$237,371,906	$259,527,274	$226,262,753
Cost of products sold	202,523,597	213,529,881	189,478,179
Gross profit	34,848,309	45,997,393	36,784,574

Operating expenses:
Research and development	7,069,784	7,151,688	6,210,483
Selling, general and administrative	21,604,659	21,532,148	19,635,906
Operating income	6,173,866	17,313,557	10,938,185

Other income (expense):
Interest expense	(330,346)	(347,803)	(1,375,128)
Miscellaneous, net	(98,973)	438,404	337,433
Earnings from continuing operations before taxes on income	5,744,547	17,404,158	9,900,490

Taxes on income	1,304,500	5,969,000	3,885,000
Net earnings from continuing operations	4,440,047	11,435,158	6,015,490

Discontinued operations:
Gain on disposal of Carpenter, (including applicable
income tax benefit of $1,668,000, $185,000 and $802,000
in 2003, 2002 and 2001, respectively)	1,609,068	269,314	115,649
Net earnings	$6,049,115	$11,704,472	$6,131,139

Basic net earnings per share:
Net earnings from continuing operations	0.37	1.00	0.57
Gain from discontinued operations:
Gain on disposal of Carpenter	0.13	0.02	0.01
Basic net earnings per share	$0.50	$1.02	$0.58

Diluted net earnings per share:
Net earnings from continuing operations	$0.36	$0.95	$0.57
Gain from discontinued operations:
Gain on disposal of Carpenter	0.13	0.02	0.01
Diluted net earnings per share	$0.49	$0.97	$0.58

Basic weighted average common shares outstanding	12,123,000	11,492,000	10,561,000

Diluted weighted average common shares outstanding	12,434,000	12,013,000	10,616,000

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2003, 2002 AND 2001
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2001	10,518,077	$105,181	$20,271,653	$10,276,011	$30,652,845

Stock options exercised and related tax benefit	204,065	2,040	862,284		864,324
Dividends paid ($0.07 per share)				(736,265)	(736,265)
Net earnings				6,131,139	6,131,139
Balance at December 31, 2001	10,722,142	107,221	21,133,937	15,670,885	36,912,043

Stock options exercised and related tax benefit	1,303,700	13,037	9,589,390		9,602,427
Dividends paid ($0.16 per share)				(1,837,481)	(1,837,481)
Other			53,000		53,000
Net earnings				11,704,472	11,704,472
Balance at December 31, 2002	12,025,842	120,258	30,776,327	25,537,876	56,434,461

Purchase and constructive retirement of stock	(57,065)	(571)	(148,940)	(348,635)	(498,146)
Stock options exercised and related tax benefit	229,335	2,294	1,601,580		1,603,874
Dividends paid ($0.20 per share)				(2,469,100)	(2,469,100)
Net earnings				6,049,115	6,049,115
Balance at December 31, 2003	12,198,112	$121,981	$32,228,967	$28,769,256	$61,120,204

See Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net earnings from continuing operations	$4,440,047	$11,435,158	$6,015,490
Adjustments to reconcile net earnings from continuing operations to net cash provided by operating activities:
Depreciation	2,022,583	1,884,711	1,787,811
Amortization	--	--	416,999
Loss on disposal of assets	494,400	4,022	4,535
Tax benefit from stock options exercised	384,000	2,413,000	--
Deferred taxes (credit)	(178,522)	195,780	246,000
Other	--	53,000	--
Decrease (increase) in operating assets:
Accounts receivable	9,219,127	(3,048,308)	6,296,010
Inventories	(1,382,615)	(1,617,637)	6,849,979
Taxes receivable	(957,879)	--	5,697,352
Other assets	(49,333)	294,924	(421,462)
Increase (decrease) in operating liabilities:
Accounts payable	(873,323)	2,089,682	(5,332,150)
Accrued warranty	(230,185)	(741,927)	(463,015)
Taxes on income	(1,412,210)	170,885	1,241,325
Accrued compensation and related taxes	(1,485,896)	2,491,450	107,446
Accrued vacation	(196,750)	98,987	99,211
Deposits from customers	2,698,738	291,026	1,348,619
Other current liabilities and accrued expenses	(107,831)	(29,897)	(1,891,008)
Total adjustments	7,944,304	4,549,698	15,987,652
Net cash provided by continuing operating activities	12,384,351	15,984,856	22,003,142
Net cash provided by (used in) discontinued operating activities	1,907,664	(286,923)	(1,944,571)
Net cash provided by operating activities	14,292,015	15,697,933	20,058,571

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,151,612)	(5,758,029)	(2,515,822)
Proceeds from sale of property, plant and equipment	6,100	2,083	30,915
Net cash used in investing activities	(2,145,512)	(5,755,946)	(2,484,907)

Cash flows from financing activities:
Payments on notes payable	--	--	(30,000)
Payments on long-term debt	--	(11,405,079)	(14,013,968)
Net proceeds from exercise of stock options	1,219,874	7,189,427	864,324
Purchase of treasury stock	(498,146)	--	--
Payment of dividends	(2,469,100)	(1,837,481)	(736,265)
Net cash used in financing activities	(1,747,372)	(6,053,133)	(13,915,909)
Net increase in cash and cash equivalents	10,399,131	3,888,854	3,657,755
Cash and cash equivalents at beginning of year	8,081,639	4,192,785	535,030
Cash and cash equivalents at end of year	$18,480,770	$8,081,639	$4,192,785

Supplemental disclosures: Cash paid for interest was $329,000, $322,000 and $1,450,000 for 2003, 2002 and 2001, respectively.
Cash paid (refunds) for income taxes was $1,968,000, $2,884,000 and ($4,343,000) for 2003, 2002 and 2001, respectively.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its four wholly owned subsidiaries: Spartan Chassis, Inc., Crimson Fire, Inc., Crimson Fire Aerials, Inc. and Road Rescue, Inc. Crimson Fire, Inc. was created via the merger of the Company's wholly owned subsidiaries, Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc., on January 1, 2004. Carpenter Industries, Inc. ("Carpenter") was formerly a 57.6% owned subsidiary that, effective September 29, 2000, was accounted for as a discontinued operation (see Note 11). All intercompany transactions have been eliminated.

Financial Instruments. The Company values financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, Disclosures about Fair Values of Financial Instruments. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value. The Company does not utilize derivative instruments.

Revenue Recognition. The Company recognizes revenue when title to its product passes to the customer. This occurs when production and testing of the product has been completed and the product has been tendered for delivery. Any related receivable is also evaluated for collectibility before revenue is recognized.

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

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. During the fourth quarter of 2002, the Company changed its method of accounting for certain of its inventories that were previously valued using the last-in, first-out (LIFO) method to the FIFO method. The Company believes that the change is preferable to conform all inventories to the same inventory valuation method and to provide a better matching of expenses with revenues given relatively stable product costs over the past several years that have resulted in the value of inventories under the LIFO method to be approximately equal to their replacement cost on a FIFO basis. The effect of this change in method was not significant to the 2002 and prior annual and quarterly periods presented and disclosed in the accompanying consolidated financial statements, and therefore, previously reported amounts have not been retroactively restated. Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Goodwill. As of January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. In the first quarter of 2002, the Company completed the required initial impairment test of goodwill and, in the fourth quarter of 2003 and 2002, completed the required annual impairment test as prescribed by SFAS No. 142. Based upon the estimated fair values of the Company's reporting units using a discounted cash flows valuation, no goodwill was evaluated as impaired. The goodwill of the Company all relates to the EVTeam business segment.

If the nonamortization provisions of SFAS No. 142 had been applied in 2001, amortization expense would have been reduced by $0.4 million in 2001, resulting in an increase in net earnings from continuing operations per basic and diluted share of $0.04.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 10, Commitments and Contingent Liabilities, for further information regarding warranties.

Taxes on Income. The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences as measured by provisions of enacted tax laws, and is subject to ongoing assessment of realizability.

Earnings Per Share. Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net earnings (loss) outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period. The effect of dilutive stock options was 311,000, 521,000 and 55,000 shares in 2003, 2002 and 2001, respectively. For 2003, 2002 and 2001, 612,000, 285,000 and 1,937,000 shares related to stock option plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

Stock Options. At December 31, 2003, the Company has key employee, director and outside market advisor stock option plans, which are described in more detail in Note 9. The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the years ended December 31, 2003, 2002 and 2001, would have been the pro forma amounts indicated below.
	Year Ended December 31,
	2003	2002	2001
Net earnings
As reported	$6,049,115	$11,704,472	$6,131,139
Deduct: Compensation expense - fair value method	(2,414,899)	(2,635,493)	(1,065,291)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	185,444	1,149,669	155,211
Pro forma	$3,819,660	$10,218,648	$5,221,059

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Options (continued).
	Year Ended December 31,
	2003	2002	2001
Basic net earnings per share
As reported	$0.50	$1.02	$0.58
Pro forma	0.32	0.89	0.49

Diluted net earnings per share
As reported	$0.49	$0.97	$0.58
Pro forma	0.31	0.84	0.49

The estimated fair value of options granted was $4.88, $5.52 and $2.01 per share in 2003, 2002 and 2001, respectively. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2003	1%	58.3%	3.23%	5 years
2002	1%	57.7%	3.12%	5 years
2001	1%	54.0%	4.79%	5 years

Reclassifications. Certain reclassifications have been made in the fiscal 2002 and 2001 consolidated financial statements to conform to the presentation used in fiscal 2003.

New and Pending Accounting Pronouncements. In June 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires liabilities for cost related to exit or disposal activities to be recognized when the liability is incurred. SFAS No. 146 supersedes Emerging Issues Task Force ("EITF") Issue 94-3, Liability Recognition for Employee Termination Benefits and Costs to Exit an Activity, and is effective for exit activities initiated after December 31, 2002, with early application allowed. The Company adopted this standard in 2003 and accounted for the exit and disposal activities at its St. Paul Road Rescue facility in accordance with the provisions of this statement.

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

In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Interpretation No. 45 changes current practice in accounting for, and disclosure of, guarantees and will require certain guarantees to be recorded as liabilities at fair value on the balance sheet. Current practice requires that liabilities related to guarantees be recorded only when a loss is probable and reasonably estimable, as those terms are defined in Statement No. 5, Accounting for Contingencies. Interpretation No. 45 also requires a guarantor to make significant new disclosures, even when the likelihood of making any payments under the guarantee is remote. The disclosure requirements of Interpretation No. 45 are included in Note 10. In accordance with the interpretation, the initial recognition and measurement provisions were applied to all guarantees issued or modified after December 31, 2002. The recognition and measurement provisions did not have a significant impact on the Company's consolidated financial position or operating results.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

New and Pending Accounting Pronouncements (continued). In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This standard clarifies the application of Accounting Research Bulletin No. 51, Consolidated Financial Statements, and addresses consolidation by business enterprises of variable interest entities. Interpretation No. 46 requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among the parties involved. Interpretation No. 46 also enhances the disclosure requirements related to variable interest entities. This interpretation is effective for any variable interest entities entered into by the Company as of the end of the first quarter of fiscal 2004. The adoption of Interpretation No. 46 is not expected to have an effect on the Company's financial position or results of operations because the Company does not hold any variable interests.

NOTE 2 - INVENTORIES

Inventories are summarized as follows:
	December 31,
	2003	2002

Finished goods	$5,902,783	$5,329,518
Work in process	5,203,881	7,650,006
Raw materials and purchased components	17,715,999	14,138,499
Obsolescence reserve	(2,234,598)	(1,912,573)

TOTAL	$26,588,065	$25,205,450

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:
	December 31,
	2003	2002

Land and improvements	$1,181,343	$1,176,595
Buildings and improvements	15,868,732	15,697,797
Plant machinery and equipment	6,254,505	5,415,200
Furniture and fixtures	8,245,688	7,623,284
Vehicles	1,477,478	1,159,854
Construction in process	119,487	183,833

TOTAL	33,147,233	31,256,563
Less accumulated depreciation	(18,363,268)	(16,101,127)

NET PROPERTY, PLANT AND EQUIPMENT	$14,783,965	$15,155,436

NOTE 4 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2003, 2002 and 2001 was $960,000, $1,087,000 and $1,156,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $413,000 in 2004; $361,000 in 2005; $338,000 in 2006; $287,000 in 2007; $256,000 in 2008; and $375,000 thereafter.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME

Income tax expense (credit) attributable to continuing operations is summarized as follows:
	Year Ended December 31,
	2003	2002	2001
Current:
Federal	$1,802,522	$5,867,570	$2,559,000
State	(319,500)	(94,350)	1,080,000
Total current	1,483,022	5,773,220	3,639,000
Deferred (credit):
Federal	(244,522)	183,430	233,000
State	66,000	12,350	13,000
Total deferred	(178,522)	195,780	246,000

TOTAL PROVISION FOR INCOME TAXES	$1,304,500	$5,969,000	$3,885,000

In 2003 and 2002, current taxes on income are further reduced by tax benefits associated with the exercise of stock options under the plans described in Note 9. This reduction totaled $0.4 million in 2003 and $2.4 million in 2002 and was recognized as an adjustment of additional paid in capital.

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings before taxes on income from continuing operations and the actual tax expense, are as follows:
	Year Ended December 31,
	2003		2002		2001
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Federal income taxes at the
statutory rate	$1,953,000	34.00%	$5,917,000	34.00%	$3,366,000	34.00%
Increase (decrease) in income taxes
resulting from:
Foreign sales exclusion	(8,000)	(0.14)	(11,000)	(0.06)	(103,000)	(1.04)
Nondeductible expenses	68,000	1.18	53,000	0.30	144,000	1.45
State tax expense	(167,000)	(2.91)	(54,000)	(0.31)	721,000	7.28
Adjustment of valuation allowance on capital loss carryforward	(500,500)	(8.71)	--	0.00	--	0.00
Other	(41,000)	(0.71)	64,000	0.37	(243,000)	(2.45)
TOTAL	$1,304,500	22.71%	$5,969,000	34.30%	$3,885,000	39.24%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2003	2002
Current asset (liability):
Additional capitalized inventory costs	$133,000	$131,000
Vacation accrual	358,000	448,000
Warranty reserve	927,000	1,027,000
Inventory allowance	770,000	701,000
Allowance for doubtful accounts	136,000	104,000
Charitable contribution carryover	569,000	1,086,500
Capital loss carryforward	500,500	--
Other	(66,653)	(33,735)

TOTAL	$3,326,847	$3,463,765

Noncurrent asset (liability):
Charitable contribution carryover	$1,517,000	$1,086,500
Capital loss carryforward	9,596,500	10,097,000
Valuation allowance for capital loss carryforward	(9,596,500)	(10,097,000)
Other	100,000	215,060

TOTAL	$1,617,000	$1,301,560

In 2000, the Company's loss on its investment in the stock of Carpenter generated a capital loss of $29.7 million. Since the Company had no capital gains to offset against the capital loss, the Company recorded a valuation allowance that reserved in full the deferred tax asset related to this loss carryforward. Subsequent to December 31, 2003, the Company entered into an agreement to dispose of a building in Mexico, which will generate a capital gain. Therefore, the Company has reduced its valuation allowance for the amount that will be realized on that gain. The remaining capital losses can be carried forward through 2005 and during that time future capital gains, up to $28.2 million, would be offset by them.

NOTE 6 - DEBT

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 15, 2004. There were no borrowings under this line at December 31, 2003 and 2002. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2003 and 2002, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $0.2 million. This line carries an interest rate of 2% above the bank's prime rate (4.00% at December 31, 2003) and has an expiration date of June 1, 2004. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at December 31, 2003 and 2002.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had three customers classified as major customers in 2003, 2002 and 2001, as follows:
	2003		2002		2001
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

A	$62,093,000	$2,138,000	$47,973,000	$2,506,000	$36,665,000	$528,000
B	$26,307,000	$4,313,000	$22,240,000	$4,019,000	$13,512,000	$978,000
C	$25,794,000	$2,303,000	$42,234,000	$4,057,000	$23,690,000	$2,306,000

NOTE 8 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all employees whom meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $396,000, $390,000 and $352,000 in 2003, 2002 and 2001, respectively. The Company's policy is to fund plan costs accrued.

NOTE 9 - STOCK OPTIONS

The Company has stock option plans covering certain employees, non-employee directors and outside market advisors. Shares reserved for options under these plans total 5,400,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant. Compensation expense is recognized for all options granted to outside market advisors and was not significant in all years presented. Stock options issued to employees and non-employee directors do not result in compensation expense under the Company's policy of accounting for such options under APB Opinion No. 25.

Activity for the years ended December 31, 2003, 2002 and 2001 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 2001	$2.50 - $14.50	$7.43	2,697,050

Options granted	$1.69 - $6.40	$3.88	548,865
Options exercised	$1.69 - $6.19	$4.23	(204,065)
Options expired	$3.95 - $14.50	$8.98	(236,440)

Balance at December 31, 2001	$1.69 - $14.50	$6.82	2,805,410

Options granted	$5.91 - $15.32	$11.42	498,980
Options exercised	$1.69 - $14.50	$5.52	(1,303,700)
Options expired	$3.95 - $14.50	$11.51	(99,760)

Balance at December 31, 2002	$1.69 - $15.32	$8.57	1,900,930

Options granted	$8.25 - $11.14	$9.99	517,445
Options exercised	$2.06 - $8.80	$5.32	(229,335)
Options expired	$3.95 - $14.50	$13.68	(156,125)

Balance at December 31, 2003	$1.69 - $15.32	$8.90	2,032,915

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK OPTIONS (Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2003 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/03	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price

$1.69 - $1.69	10,500	7.0	$1.69	10,500	$1.69
$3.95 - $5.75	324,520	6.3	$4.78	324,520	$4.78
$6.13 - $8.80	610,200	3.5	$7.36	610,200	$7.36
$9.29 - $13.25	1,070,195	8.3	$11.04	1,070,195	$11.04
$15.30 - $15.32	17,500	8.5	$15.32	17,500	$15.32
	2,032,915	6.6	$8.90	2,032,915	$8.90

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. At December 31, 2003 and 2002, the Company had outstanding letters of credit totaling $0.2 million.

At December 31, 2003, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on December 31, 2003 was approximately $0.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results and cash flows. The fair value of new repurchase agreements entered into after December 31, 2002 is not significant.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Changes in the Company's warranty liability during the years ended December 31, 2003 and 2002 were as follows:
	2003	2002

Balance of accrued warranty at January 1	$2,768,389	$3,510,316

Warranties issued during the period	1,538,118	1,685,032

Cash settlements made during the period	(2,664,373)	(2,832,539)

Changes in liability for pre-existing warranties during the period, including expirations	896,070	405,580

Balance of accrued warranty at December 31	$2,538,204	2,768,389

NOTE 11 - DISCONTINUED OPERATIONS

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets were accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented were restated to reflect this business as a discontinued operation. The $1.6 million and $0.3 million gains on disposal of Carpenter in 2003 and 2002, respectively, are a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

The assets or liabilities of the discontinued operations have been segregated in the consolidated balance sheets. Details of such amounts are as follows:
	December 31,
	2003	2002

Cash and cash equivalents	$--	$93,271
Accounts receivable	--	130,000
Other current assets	--	84,017
Total current assets of discontinued operations	$--	$307,288

Other current liabilities	$--	$8,692
Total current liabilities of discontinued operations	$--	$8,692

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2003
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$126,048			$126,048
Fire truck chassis sales	64,721		$(9,673)	55,048
EVTeam product sales	--	$49,332	--	49,332
Other sales	6,944	--	--	6,944
Total Net Sales	$197,713	$49,332	$(9,673)	$237,372
Interest expense	$106	$624	$(400)	$330
Depreciation expense	840	749	434	2,023
Income tax expense	4,800	(2,493)	(1,002)	1,305
Segment earnings (loss) from
continuing operations	8,432	(4,137)	145	4,440
Discontinued operations	--	--	1,609	1,609
Segment earnings (loss)	8,432	(4,137)	1,754	6,049
Segment assets	30,521	33,982	26,879	91,382

Year Ended December 31, 2002
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$147,257			$147,257
Fire truck chassis sales	55,567		$(12,363)	43,204
EVTeam product sales	--	$63,305	--	63,305
Other sales	5,761	--	--	5,761
Total Net Sales	$208,585	$63,305	$(12,363)	$259,527
Interest expense	$148	$513	$(313)	$348
Depreciation expense	781	640	464	1,885
Income tax expense	6,086	201	(318)	5,969
Segment earnings (loss) from
continuing operations	11,523	523	(611)	11,435
Discontinued operations	--	--	269	269
Segment earnings (loss)	11,523	523	(342)	11,704
Segment assets	40,309	33,572	14,432	88,313

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2001
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$107,554			$107,554
Fire truck chassis sales	60,131		$(16,102)	44,029
EVTeam product sales	--	$69,129	--	69,129
Other sales	5,551	--	--	5,551
Total Net Sales	$173,236	$69,129	$(16,102)	$226,263
Interest expense	$313	$848	$214	$1,375
Depreciation expense	931	797	477	2,205
Income tax expense	3,486	812	(413)	3,885
Segment earnings (loss) from
continuing operations	6,106	959	(1,050)	6,015
Discontinued operations	--	--	116	116
Segment earnings (loss)	6,106	959	(934)	6,131
Segment assets	38,034	31,674	7,904	77,612

Substantially all long-lived assets are located in the United States. Foreign sales are not significant.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2003 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$60,417,440	$55,116,986	$60,780,385	$61,057,095
Gross profit	9,583,629	7,028,716	9,150,947	9,085,017

Net earnings (loss) from continuing operations	$2,089,503	$(221,120)	$1,462,315	$1,109,349
Gain from discontinued operations	510,128	955,178	--	143,762
Net earnings	$2,599,631	$734,058	$1,462,315	$1,253,111
Basic net earnings per share:
Net earnings (loss) from continuing operations	$0.18	$(0.02)	$0.12	$0.09
Gain from discontinued operations	0.04	0.08	--	0.01
Basic net earnings per share	$0.22	$0.06	$0.12	$0.10
Diluted net earnings per share:
Net earnings (loss) from continuing operations	$0.17	$(0.02)	$0.12	$0.09
Gain from discontinued operations	0.04	0.08	--	0.01
Diluted net earnings per share	$0.21	$0.06	$0.12	$0.10

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Summarized quarterly financial data for the year ended December 31, 2002 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$66,718,546	$65,315,118	$64,065,349	$63,428,261
Gross profit	12,225,050	11,636,768	11,407,595	10,727,980

Net earnings from continuing operations	$3,239,252	$2,730,316	$3,244,865	$2,220,725
Gain (loss) from discontinued operations	75,442	301,998	(108,126)	--
Net earnings	$3,314,694	$3,032,314	$3,136,739	$2,220,725
Basic net earnings per share:
Net earnings from continuing operations	$0.30	$0.24	$0.27	$0.19
Gain (loss) from discontinued operations	0.01	0.03	(0.01)	--
Basic net earnings per share	$0.31	$0.27	$0.26	$0.19
Diluted net earnings per share:
Net earnings from continuing operations	$0.29	$0.23	$0.26	$0.18
Gain (loss) from discontinued operations	0.01	0.02	(0.01)	--
Diluted net earnings per share	$0.30	$0.25	$0.25	$0.18

Basic and diluted net earnings per share is computed separately for each quarter and, therefore, the sum of the quarterly per share amounts may differ from the total for the year as a result of rounding and of the averaging thoughout the year of basic and diluted weighted average common shares outstanding.

Report of Independent Auditors

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 6, 2004

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure required.

Item 9A.          Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2003. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2003. During the Company's last fiscal quarter, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 10.          Directors and Executive Officers of the Registrant.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions "Spartan Motors' Board of Directors and Executive Officers," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 18, 2004, and is herein incorporated by reference.

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and financial officers, including its Chief Financial Officer. This Code of Ethics is posted on the Company's website at www.spartanmotors.com. Any amendment to or waiver from this Code of Ethics will be disclosed on the Company's website.

Item 11.          Executive Compensation.

The information required by this item is contained under the captions "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 18, 2004, and is herein incorporated by reference.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 18, 2004, and is herein incorporated by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2003.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,032,915	$8.90	751,565	(4)
Equity compensation plans not approved by security holders(2)	--	N/A	25,000
Total (3)	2,032,915	$8.90	776,565	(4)

(1)          Consists of the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the "2003 Plan"), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the "1998 Plan"), the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the "1996 Plan"), the Spartan Motors, Inc. 1994 Incentive Stock Option Plan (the "1994 Plan") and the Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan (the "1988 Plan").
(2)          Consists of the Spartan Motors, Inc. Directors' Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their "director's fees" in the form of the Company's common stock. The term "director's fees" means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company's Board of Directors or meetings of committees of the board, and any retainer fee paid to such persons as members of the board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director's fees will, on or shortly after each "applicable date," receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director's fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term "applicable date" means any date on which a director's fee is payable to the participant. To date, no shares have been issued under this plan.
(3)          Each of the plans reflected in the above chart contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company's capitalization. Furthermore, each of the 2003 Plan, the 1998 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.
(4)          Of this amount, 48,630 shares could be issued as restricted stock awards under the 1998 Plan and 89,500 shares could be issued as restricted stock awards under the 1996 Plan.

Item 13.          Certain Relationships and Related Transactions.

The information required by this item, if any, is contained under the caption "Spartan Motors' Board of Directors and Executive Officers" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 18, 2004, and is herein incorporated by reference.

Item 14.          Principal Accountant Fees and Services.

The information required by this item, is contained under the caption "Ernst & Young's Fees" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 18, 2004, and is herein incorporated by reference.

PART IV

Item 15.          Exhibits, Financial Statement Schedules and Reports on Form 8-K.

          Item 15(a)(1).          List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Consolidated Balance Sheets - December 31, 2003 and December 31, 2002

Consolidated Statements of Operations - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows - Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements - December 31, 2003

Report of Independent Auditors

          Item 15(a)(2).          Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

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
4.4

Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. *

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. *

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, and incorporated herein by reference.

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. *

10.5

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

18

Preferability Letter for Change in Accounting Method. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
24	Limited Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1165 Reynolds Road, Charlotte, Michigan 48813.

Item 15(b).          Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2003:

Date of Report	Filing Date	Item(s) Reported

October 22, 2003	October 22, 2003

Under Items 7 and 9, this Form 8-K included a press release that announced the Company's regular dividend and special dividend to be paid on December 15, 2003 to shareholders of record as of November 14, 2003.

October 23, 2003	October 23, 2003

Under Items 7 and 12, this Form 8-K included a press release that announced the Company's financial results for the third quarter and first nine months of 2003 and included condensed income statements for the three-month and nine-month periods ended September 30, 2003 and 2002.

          These Forms 8-K are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN MOTORS, INC.

March 15, 2004	By
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 15, 2004	By
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 15, 2004	By
Richard J. Schalter, Director

March 15, 2004	By
William F. Foster, Director

March 15, 2004	By
George Tesseris, Director

March 15, 2004	By
David R. Wilson, Director

March 15, 2004	By
Charles E. Nihart, Director

March 15, 2004	By
Kenneth Kaczmarek, Director

By
James W. Knapp Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2003:

Allowance for doubtful accounts	$365,000	$318,000	$--	$275,000	$408,000

Obsolescence reserve	1,912,573	2,345,948	--	2,023,923	2,234,598

Accrued warranty	2,768,389	2,434,188	--	2,664,373	2,538,204

Year ended December 31, 2002:

Allowance for doubtful accounts	$446,000	$176,000	$--	$257,000	$365,000

Obsolescence reserve	1,512,274	1,224,508	--	824,209	1,912,573

Accrued warranty	3,510,316	2,090,612	--	2,832,539	2,768,389

Year ended December 31, 2001:

Allowance for doubtful accounts	$599,000	$518,000	$--	$671,000	$446,000

Obsolescence reserve	1,927,124	675,649	--	1,090,499	1,512,274

Accrued warranty	3,973,331	3,995,326	--	4,458,341	3,510,316

EXHIBIT INDEX
Exhibit Number	Document

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
4.4

Rights Agreement dated June 4, 1997, between Spartan Motors, Inc. and American Stock Transfer and Trust Company. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. *

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. *

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2000, and incorporated herein by reference.

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference. *

10.5

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

18

Preferability Letter for Change in Accounting Method. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and incorporated herein by reference.

21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
24	Limited Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Rule Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Management contract or compensatory plan or arrangement.