Form 10-Q
period 2004-03-31
SPARTAN MOTORS INC
filed 2004-05-10
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2004	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Yes    X                 No ______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No ______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2004

Common stock, $.01 par value	12,268,639 shares

SPARTAN MOTORS, INC.

INDEX

-i-

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$17,827,173	$18,480,770
Accounts receivable, less allowance for
doubtful accounts of $348,000 in 2004
and $408,000 in 2003	24,593,515	19,604,058
Inventories	29,194,969	26,588,065
Deferred tax benefit	2,826,347	3,326,847
Taxes receivable	1,058,348	957,879
Other current assets	1,309,047	1,440,744
Total current assets	76,809,399	70,398,363

Property, plant, and equipment, net	15,616,177	14,783,965
Goodwill	4,543,422	4,543,422
Deferred tax benefit	1,617,000	1,617,000
Other assets	23,335	39,344
Total assets	$98,609,333	$91,382,094

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	March 31, 2004	December 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,847,794	$15,066,541
Accrued warranty	2,341,425	2,538,204
Accrued compensation and related taxes	1,928,342	2,746,117
Accrued vacation	1,148,192	1,020,437
Deposits from customers	10,355,510	6,796,949
Other current liabilities and accrued expenses	1,901,430	2,093,642
Current portion of long-term debt	4,277	--
Total current liabilities	35,526,970	30,261,890

Long-term debt, less current portion	145,723	--

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,257,512 and
12,198,112 shares in 2004 and 2003, respectively	122,575	121,981
Additional paid in capital	32,718,734	32,228,967
Retained earnings	30,095,331	28,769,256
Total shareholders' equity	62,936,640	61,120,204
Total liabilities and shareholders' equity	$98,609,333	$91,382,094

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2004	2003

Sales	$62,105,099	$60,417,440
Cost of products sold	52,846,375	50,833,811
Gross profit	9,258,724	9,583,629

Operating expenses:
Research and development	1,788,459	1,748,599
Selling, general and administrative	5,664,855	5,270,454
Operating income	1,805,410	2,564,576

Other income (expense):
Interest expense	(103,218)	(51,778)
Interest and other income	105,923	133,170
Earnings from continuing operations before taxes on income	1,808,115	2,645,968

Taxes on income	482,040	556,465
Net earnings from continuing operations	1,326,075	2,089,503

Discontinued operations:
Gain on disposal of Carpenter	--	510,128
Net earnings	$1,326,075	$2,599,631

Basic net earnings per share:
Net earnings from continuing operations	0.11	0.18
Gain from discontinued operations:
Gain on disposal of Carpenter	--	0.04
Basic net earnings per share	0.11	0.22

Diluted net earnings per share:
Net earnings from continuing operations	$0.11	$0.17
Gain from discontinued operations:
Gain on disposal of Carpenter	--	0.04
Diluted net earnings per share	$0.11	$0.21

Basic weighted average common shares outstanding	12,228,000	12,086,000

Diluted weighted average common shares outstanding	12,563,000	12,488,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2004	12,198,112	$ 121,981	$ 32,228,967	$ 28,769,256	$ 61,120,204

Net proceeds from exercise
of stock options, including
related income tax benefit	59,400	594	489,767	--	490,361
Net earnings	--	--	--	1,326,075	1,326,075
Balance at March 31, 2004	12,257,512	$ 122,575	$ 32,718,734	$ 30,095,331	$ 62,936,640

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net earnings from continuing operations	$1,326,075	$2,089,503
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	542,613	511,901
Loss (gain) on sales of property, plant and equipment	6,599	(8,183)
Tax benefit from stock options exercised	73,000	219,000
Deferred taxes	500,500	--
Decrease (increase) in operating assets:
Accounts receivable	(4,989,457)	1,109,209
Inventories	(2,606,904)	(2,569,402)
Taxes receivable	(100,469)	--
Other assets	147,706	(324,195)
Increase (decrease) in operating liabilities:
Accounts payable	2,781,253	1,147,536
Accrued warranty	(196,779)	(207,441)
Accrued taxes on income	--	(1,168,610)
Accrued compensation and related taxes	(817,775)	(2,411,454)
Accrued vacation	127,755	70,138
Deposits from customers	3,558,561	272,007
Other current liabilities and accrued expenses	(192,212)	366,774
Total adjustments	(1,165,609)	(2,992,720)
Net cash provided by (used in) continuing operating activities	160,466	(903,217)
Net cash provided by discontinued operating activities	--	609,000
Net cash provided by (used in) operating activities	160,466	(294,217)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,381,424)	(340,016)
Proceeds from sales of property, plant and equipment	--	8,183
Net cash used in investing activities	(1,381,424)	(331,833)

Cash flows from financing activities:
Proceeds from long-term debt	150,000	--
Proceeds from the exercise of stock options	417,361	705,519
Net cash provided by financing activities	567,361	705,519
Net increase (decrease) in cash and cash equivalents	(653,597)	79,469
Cash and cash equivalents at beginning of period	18,480,770	8,081,639
Cash and cash equivalents at end of period	$17,827,173	$8,161,108

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
______________________________________

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2004 and the results of operations and cash flows for the three-month periods ended March 31, 2004 and 2003.

Note 3

The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	March 31, 2004	December 31, 2003

Finished goods	$5,182,323	$5,902,783
Work in process	7,207,568	5,203,881
Raw materials and purchased components	19,593,338	17,715,999
Obsolescence reserve	(2,788,260)	(2,234,598)
	$29,194,969	$26,588,065

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

Changes in the Company's warranty liability were as follows:

	2004	2003

Balance of accrued warranty at January 1	$2,538,204	$2,768,389

Warranties issued during the period	460,916	405,104

Cash settlements made during the period	(677,023)	(638,518)

Changes in liability for pre-existing warranties
during the period, including expirations	19,328	25,973

Balance of accrued warranty at March 31	$2,341,425	$2,560,948

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on March 31, 2004 was $0.1 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The Company's effective income tax rate of 26.7% for the three months ended March 31, 2004 differs from the federal statutory rate of 34.0% primarily due to a reduction in the valuation allowance previously provided against a capital loss carryforward resulting from the recognition of a capital gain on disposal of a Company building in Mexico. The 2003 rate differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

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

Note 9

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three months ended March 31, 2004 and 2003 would have been the pro forma amounts indicated below.

	Three Months Ended March 31,
	2004	2003
Net earnings
As reported	$1,326,075	$2,599,631
Deduct: Compensation expense - fair value method	(12,482)	(18,320)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	75,125	126,993
Pro forma	$1,388,718	$2,708,304

Basic net earnings per share
As reported	$0.11	$0.22
Pro forma	0.11	0.22

Diluted net earnings per share
As reported	$0.11	$0.21
Pro forma	0.11	0.22

Note 10

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended March 31, 2004

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$35,851			$35,851
Fire truck chassis sales	17,442		$(4,736)	12,706
EVTeam product sales	--	$12,075	--	12,075
Other sales	1,473	--	--	1,473
Total sales	$54,766	$12,075	$(4,736)	$62,105
Interest expense	2	210	(109)	103
Depreciation expense	214	224	105	543
Taxes on income	1,343	(603)	(258)	482
Segment earnings from
continuing operations	2,387	(999)	(62)	1,326
Discontinued operations	--	--	--	--
Segment earnings	2,387	(999)	(62)	1,326
Segment assets	35,923	38,299	24,387	98,609

Three Months Ended March 31, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$30,800			$30,800
Fire truck chassis sales	17,521		$(2,446)	15,075
EVTeam product sales	--	$13,119	--	13,119
Other sales	1,423	--	--	1,423
Total sales	$49,744	$13,119	$(2,446)	$60,417
Interest expense	48	126	(122)	52
Depreciation expense	196	206	110	512
Taxes on income	1,222	(302)	(364)	556
Segment earnings from
continuing operations	2,196	(480)	374	2,090
Discontinued operations	--	--	510	510
Segment earnings	2,196	(480)	884	2,600
Segment assets	41,891	34,182	13,824	89,897

Note 11

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, revised December 2003. Interpretation No. 46 requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The Company does not participate in any variable interest entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. Accordingly, the adoption of Interpretation No. 46 as of March 31, 2004 had no effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2004 compared to the three-month period ended March 31, 2003. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended March 31,
	2004	2003

Sales	100.0%	100.0%
Cost of product sold	85.1%	84.1%
Gross profit	14.9%	15.9%
Operating expenses:
Research and development	2.9%	2.9%
Selling, general and administrative	9.1%	8.8%
Operating income	2.9%	4.2%
Other income (expense)	0.0%	0.2%
Earnings from continuing operations before taxes on income	2.9%	4.4%
Taxes on income	0.8%	0.9%
Net earnings from continuing operations	2.1%	3.5%
Discontinued operations:
Gain (loss) on disposal of Carpenter	0.0%	0.8%
Net earnings	2.1%	4.3%

Quarter Ended March 31, 2004, Compared to the Quarter Ended March 31, 2003

For the three months ended March 31, 2004, consolidated sales increased $1.7 million (2.8%) to $62.1 million, from $60.4 million in the first quarter of 2003. Chassis Group sales for this period increased by $5.0 million (10.1%). The majority of this increase was due to higher sales of motorhome chassis. During the first quarter of 2004, motorhome chassis sales were $5.1 million (16.4%) higher than the first quarter of 2003. This increase was due to overall higher motorhome industry sales as a result of less economic uncertainty in 2004 than in the start of 2003. Concerns about the impending conflict in Iraq during the early part of 2003 resulted in a stagnant economy and negatively impacted the stock market, which caused lower motorhome sales during that period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The increase in motorhome chassis sales was offset by a slight decrease in fire truck chassis sales. Fire truck chassis sales in the first quarter of 2004 were down $0.1 million (0.5%) over the same period of 2003. Actual units invoiced were up over the prior period, but product mix caused a minor decrease in the average selling price resulting in the decrease in sales dollars. A more favorable product mix throughout the rest of 2004 should result in the average selling price moving back in line with the 2003 level. As the increase in units indicates, the fire truck market continues to be strong in 2004, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales decreased $1.0 million, or 8.0%, from the prior year's first quarter. Timing of orders and product mix at Crimson Fire contributed to the decrease. In addition, the Company's closure of Road Rescue's St. Paul, Minnesota facility and consolidation of its ambulance operations to its new Marion, South Carolina facility has had a transitional negative impact on EVTeam production. Production at the new Marion plant has ramped up slowly in order to ensure high quality levels.

Gross margin decreased from 15.9% for the quarter ended March 31, 2003 to 14.9% for the same period of 2004. This decrease is due primarily to the higher quantities of low end product in fire truck chassis, noted above, and continued operating inefficiencies at the EVTeam's Marion plant. Some of the inefficiencies occurred because units were started at one plant and finished at another. The Marion plant in the first quarter of 2004 completed the last of the ambulances started at the now closed St. Paul plant, which gives the Marion plant a clean production start for the second quarter of 2004.

Operating expenses as a percentage of sales rose from 11.6% for the first quarter of 2003 to 12.0% for the first quarter of 2004. This increase is primarily due to $0.2 million in operating expenses related to Crimson Fire Aerials, the Company's new subsidiary that began operations in September 2003.

The effective tax rate in the first quarter of 2004 was 26.7% versus 21.0% for the first quarter of 2003. The 2004 rate differs from the federal statutory rate of 34.0% primarily due to a reduction in the valuation allowance previously provided against a capital loss carryforward resulting from the recognition of a capital gain on disposal of a Company building in Mexico. The 2003 rate differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $0.5 million gain on disposal of Carpenter in the first quarter of 2003 was a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. There was no impact in the first quarter of 2004 related to the Carpenter closing.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Total chassis orders received during the first quarter of 2004 increased 9.1% compared to the same period in 2003. This is due to a 26.2% increase in fire truck chassis orders coupled with a 0.7% increase in motorhome chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome, one-third of the specialty and none of the fire truck chassis orders received during the three-month period ended March 31, 2004 were produced and delivered by March 31, 2004.

At March 31, 2004, the Company had $102.4 million in backlog, compared with a backlog of $72.5 million at March 31, 2003. This was due to an increase in EVTeam backlog of $21.8 million, or 79.0%, combined with an increase in Chassis Group backlog of $8.1 million, or 18.2%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2004, cash provided by continuing operating activities was $0.2 million, which was $1.1 million (122.2%) higher than the $0.9 million of cash used by continuing operating activities for the three months ended March 31, 2003. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this increase. The cash on hand at December 31, 2003, cash provided by operations of $0.2 million, cash provided from the exercise of stock options of $0.4 million and proceeds from long-term debt of $0.2 allowed the Company to fund $1.4 million in property, plant and equipment purchases. The Company's working capital increased $1.2 million from $40.1 million at December 31, 2003 to $41.3 million at March 31, 2004. Cash and cash equivalents decreased $0.7 million, from $18.5 million at December 31, 2003 to $17.8 million at March 31, 2004.

Shareholders' equity increased $1.8 million in the three months ended March 31 2004 to $62.9 million from $61.1 million at December 31, 2003. This change resulted from the $1.3 million in net earnings of the Company and the receipt of $0.5 million from the exercise of stock options.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. Under this repurchase program, through March 31, 2004, the Company has repurchased 57,065 shares, none of which were repurchased during the first fiscal quarter of 2004. Repurchase of common stock is contingent upon market conditions. The Company has not set an expiration date for the completion of the repurchase program. If the Company were to repurchase the remaining 442,935 shares of stock at current prices, this would cost the Company approximately $5.1 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 15, 2004. The Company expects to extend or refinance this line of credit in 2004. There were no borrowings under this line at March 31, 2004. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At March 31, 2004, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at March 31, 2004 was 4.00%) and has an expiration date of June 1, 2004. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at March 31, 2004.

The Company also has a secured mortgage note for $150,000. The mortgage note carries an interest rate of 3.00% and is payable in equal installments over a 5 year period. This mortgage note is secured by land.

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

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2004. These policies were selected because they are broadly applicable within the Company's operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at March 31, 2004, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2004. Based on and as of the time of the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. During the Company's first fiscal quarter ended March 31, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)         Reports on Form 8-K. The Company filed the following Current Report on Form 8-K during the quarter ended March 31, 2004. This Form 8-K was furnished pursuant to Regulation FD and is considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Date of Report	Filing Date	Item(s) Reported

February 19, 2004	February 19, 2004

Under Item 12, this Form 8-K included a press release that announced the Company's financial results for the year ended December 31, 2003 and included condensed income statements for the years ended December 31, 2003 and 2002, condensed income statements for the three-month periods ended December 31, 2003 and 2002, and condensed consolidated balance sheets as of December 31, 2003 and 2002.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 10, 2004	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

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