Form 10-Q
period 2004-06-30
SPARTAN MOTORS INC
filed 2004-08-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2004	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2004

Common stock, $.01 par value	12,286,128 shares

SPARTAN MOTORS, INC.

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

•

Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating greater fuel efficiency could increase our research and development costs, increase the cost of components and lead to the temporary unavailability of engines.

•

Rapidly rising steel and component costs and the Company's limited ability to mitigate such cost increases based upon its supply contracts or to recover such cost increases with increases in selling prices of its products: such increases in costs could have a negative impact on our earnings.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
ASSETS

Current assets:
Cash and cash equivalents	$22,667,592	$18,480,770
Marketable securities	2,798,768	-
Accounts receivable, less allowance for
doubtful accounts of $355,000 in 2004
and $408,000 in 2003	27,385,640	19,604,058
Inventories	31,401,906	26,588,065
Deferred tax benefit	2,826,347	3,326,847
Taxes receivable	1,442,774	957,879
Other current assets	765,384	1,440,744
Total current assets	89,288,411	70,398,363

Property, plant, and equipment, net	16,210,318	14,783,965
Goodwill	4,543,422	4,543,422
Deferred tax benefit	1,617,000	1,617,000
Other assets	11,665	39,344
Total assets	$111,670,816	$91,382,094

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	June 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,198,067	$15,066,541
Accrued warranty	2,490,496	2,538,204
Accrued compensation and related taxes	2,768,719	2,746,117
Accrued vacation	1,148,487	1,020,437
Deposits from customers	9,181,130	6,796,949
Other current liabilities and accrued expenses	2,399,762	2,093,642
Current portion of long-term debt	10,006	-
Total current liabilities	47,196,667	30,261,890

Long-term debt, less current portion	138,047	-

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,278,678 and
12,198,112 shares in 2004 and 2003, respectively	122,787	121,981
Additional paid in capital	33,167,260	32,228,967
Retained earnings	31,047,287	28,769,256
Accumulated other comprehensive loss	(1,232)	-
Total shareholders' equity	64,336,102	61,120,204
Total liabilities and shareholders' equity	$111,670,816	$91,382,094

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2004	2003

Sales	$78,205,924	$55,116,986
Cost of products sold	66,793,246	48,088,270
Gross profit	11,412,678	7,028,716

Operating expenses:
Research and development	1,840,231	1,853,752
Selling, general and administrative	6,038,768	5,536,469
Operating income (loss)	3,533,679	(361,505)

Other income (expense):
Interest expense	(103,029)	(117,024)
Interest and other income	158,179	128,508
Earnings (loss) from continuing operations before taxes on income	3,588,829	(350,021)

Taxes on income	1,322,020	(128,901)
Net earnings (loss) from continuing operations	2,266,809	(221,120)

Discontinued operations:
Gain on disposal of Carpenter, including applicable income
tax benefit of $914,000	-	955,178
Net earnings	$2,266,809	$734,058

Basic net earnings per share:
Net earnings (loss) from continuing operations	$0.18	$(0.02)
Gain from discontinued operations:
Gain on disposal of Carpenter	-	0.08
Basic net earnings per share	$0.18	$0.06

Diluted net earnings per share:
Net earnings (loss) from continuing operations	$0.18	$(0.02)
Gain from discontinued operations:
Gain on disposal of Carpenter	-	0.08
Diluted net earnings per share	$0.18	$0.06

Basic weighted average common shares outstanding	12,268,000	12,122,000
Diluted weighted average common shares outstanding	12,665,000	12,122,000

Cash dividends per common share	$0.08	$0.05

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2004	2003

Sales	$140,311,023	$115,534,426
Cost of products sold	119,639,621	98,922,081
Gross profit	20,671,402	16,612,345

Operating expenses:
Research and development	3,628,690	3,602,351
Selling, general and administrative	11,703,623	10,806,923
Operating income	5,339,089	2,203,071

Other income (expense):
Interest expense	(206,247)	(168,802)
Interest and other income	264,102	261,678
Earnings from continuing operations before taxes on income	5,396,944	2,295,947

Taxes on income	1,804,060	427,564
Net earnings from continuing operations	3,592,884	1,868,383

Discontinued operations:
Gain on disposal of Carpenter	-	1,465,306
Net earnings	$3,592,884	$3,333,689

Basic net earnings per share:
Net earnings from continuing operations	$0.29	$0.16
Gain from discontinued operations:
Gain on disposal of Carpenter	-	0.12
Basic net earnings per share	$0.29	$0.28

Diluted net earnings per share:
Net earnings from continuing operations	$0.28	$0.15
Gain from discontinued operations:
Gain on disposal of Carpenter	-	0.12
Diluted net earnings per share	$0.28	$0.27

Basic weighted average common shares outstanding	12,245,000	12,090,000
Diluted weighted average common shares outstanding	12,614,000	12,445,000

Cash dividends per common share	$0.08	$0.05

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2004	12,198,112	$ 121,981	$ 32,228,967	$ 28,769,256	$ -	$ 61,120,204

Net proceeds from exercise
of stock options, including related income
income tax benefit	119,466	1,195	1,042,545	-	-	1,043,740
Dividends paid ($0.08 per share)	-	-	-	(966,059)	-	(966,059)
Purchase and constructive retirement of stock	(38,900)	(389)	(104,252)	(348,794)		(453,435)
Comprehensive income:
Net earnings	-	-	-	3,592,884	-	3,592,884
Other comprehensive loss:
Net unrealized loss on marketable securities	-	-	-	-	(1,232)	(1,232)
Total comprehensive income						3,591,652
Balance at June 30, 2004	12,278,678	$ 122,787	$ 33,167,260	$ 31,047,287	($ 1,232)	$ 64,336,102

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net earnings from continuing operations	$3,592,884	$1,868,383
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,118,122	1,006,748
Loss (gain) on sales of property, plant and equipment	1,871	(6,100)
Tax benefit from stock options exercised	149,000	232,000
Deferred taxes	500,500	-
Decrease (increase) in operating assets:
Accounts receivable	(7,781,582)	3,657,253
Inventories	(4,813,841)	(4,518,473)
Taxes receivable	(484,895)	(708,135)
Other assets	703,039	(103,596)
Increase (decrease) in operating liabilities:
Accounts payable	14,131,526	2,016,151
Accrued warranty	(47,708)	(199,646)
Accrued taxes on income	-	(1,412,210)
Accrued compensation and related taxes	22,602	(2,225,203)
Accrued vacation	128,050	131,251
Deposits from customers	2,384,181	1,375,266
Other current liabilities and accrued expenses	306,120	228,745
Total adjustments	6,316,985	(525,949)
Net cash provided by continuing operating activities	9,909,869	1,342,434
Net cash provided by discontinued operating activities	-	1,522,500
Net cash provided by operating activities	9,909,869	2,864,934

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,566,330)	(1,009,004)
Proceeds from sales of property, plant and equipment	19,984	6,100
Purchases of marketable securities	(2,800,000)	-
Net cash used in investing activities	(5,346,346)	(1,002,904)

Cash flows from financing activities:
Proceeds from long-term debt	148,053	-
Dividends paid	(966,059)	(642,488)
Purchase and retirement of stock	(453,435)	(498,146)
Proceeds from the exercise of stock options	894,740	754,461
Net cash used in financing activities	(376,701)	(386,173)
Net increase in cash and cash equivalents	4,186,822	1,475,857
Cash and cash equivalents at beginning of period	18,480,770	8,081,639
Cash and cash equivalents at end of period	$22,667,592	$9,557,496

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

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2004 and the results of operations and cash flows for the three- and six- month periods ended June 30, 2004 and 2003.

Note 3

The results of operations for the six-month period ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	June 30, 2004	December 31, 2003

Finished goods	$4,782,738	$5,902,783
Work in process	7,351,226	5,203,881
Raw materials and purchased components	22,320,529	17,715,999
Obsolescence reserve	(3,052,587)	(2,234,598)
	$31,401,906	$26,588,065

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

Changes in the Company's warranty liability were as follows:

For the three months ended June 30:

	2004	2003

Balance of accrued warranty at March 31	$2,341,425	$2,515,948

Warranties issued during the period	579,181	344,651

Cash settlements made during the period	(825,933)	(503,599)

Changes in liability for pre-existing warranties
during the period, including expirations	395,823	211,743

Balance of accrued warranty at June 30	$2,490,496	$2,568,743

For the six months ended June 30:

	2004	2003

Balance of accrued warranty at January 1	$2,538,204	$2,768,389

Warranties issued during the period	1,040,097	749,755

Cash settlements made during the period	(1,502,956)	(1,187,117)

Changes in liability for pre-existing warranties
during the period, including expirations	415,151	237,716

Balance of accrued warranty at June 30	$2,490,496	$2,568,743

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on June 30, 2004 was $0.6 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

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

Note 8

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three and six months ended June 30, 2004 and 2003 would have been the pro forma amounts indicated below.

	Three Months Ended June 30,
	2004	2003
Net earnings
As reported	$2,266,809	$734,058
Deduct: Compensation expense - fair value method	(98,790)	(75,445)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	85,928	8,810
Pro forma	$2,253,947	$667,423

Basic net earnings per share
As reported	$0.18	$0.06
Pro forma	0.18	0.06

Diluted net earnings per share
As reported	$0.18	$0.06
Pro forma	0.18	0.05

Note 8 (continued)

	Six Months Ended June 30,
	2004	2003
Net earnings
As reported	$3,592,884	$3,333,689
Deduct: Compensation expense - fair value method	(111,272)	(93,765)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	161,053	135,803
Pro forma	$3,642,665	$3,375,727

Basic net earnings per share
As reported	$0.29	$0.28
Pro forma	0.30	0.28

Diluted net earnings per share
As reported	$0.28	$0.27
Pro forma	0.29	0.27

Note 9

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended June 30, 2004

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$42,155			$42,155
Fire truck chassis sales	21,953		$(2,620)	19,333
EVTeam product sales	-	$14,987	(171)	14,816
Other sales	1,902	-	-	1,902
Total sales	$66,010	$14,987	$(2,791)	$78,206
Interest expense	6	202	(105)	103
Depreciation expense	228	243	104	575
Taxes on income	1,762	(440)	-	1,322
Segment earnings from
continuing operations	3,133	(696)	(170)	2,267
Segment earnings	3,133	(696)	(170)	2,267
Segment assets	40,012	36,801	34,858	111,671

Note 9 (continued)

Three Months Ended June 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$27,131			$27,131
Fire truck chassis sales	16,090		$(3,207)	12,883
EVTeam product sales	-	$13,200	-	13,200
Other sales	1,903	-	-	1,903
Total sales	$45,124	$13,200	$(3,207)	$55,117
Interest expense	33	192	(108)	117
Depreciation expense	221	166	108	495
Taxes on income	839	(968)	-	(129)
Segment earnings from
continuing operations	1,443	(1,434)	(230)	(221)
Discontinued operations	-	-	955	955
Segment earnings	1,443	(1,434)	725	734
Segment assets	33,155	36,598	21,645	91,398

Six Months Ended June 30, 2004

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$78,006			$78,006
Fire truck chassis sales	39,395		$(7,356)	32,039
EVTeam product sales	-	$27,062	(171)	26,891
Other sales	3,375	-	-	3,375
Total sales	$120,776	$27,062	$(7,527)	$140,311
Interest expense	8	412	(214)	206
Depreciation expense	442	467	209	1,118
Taxes on income	3,105	(1,043)	(258)	1,804
Segment earnings from
continuing operations	5,520	(1,695)	(232)	3,593
Segment earnings	5,520	(1,695)	(232)	3,593
Segment assets	40,012	36,801	34,858	111,671

Note 9 (continued)

Six Months Ended June 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$57,931			$57,931
Fire truck chassis sales	33,611		$(5,652)	27,959
EVTeam product sales	-	$26,319	-	26,319
Other sales	3,326	-	-	3,326
Total sales	$94,868	$26,319	$(5,652)	$115,535
Interest expense	81	318	(230)	169
Depreciation expense	418	371	218	1,007
Taxes on income	2,061	(1,270)	(364)	427
Segment earnings from
continuing operations	3,639	(1,914)	144	1,869
Discontinued operations	-	-	1,465	1,465
Segment earnings	3,639	(1,914)	1,609	3,334
Segment assets	33,155	36,598	21,645	91,398

Note 10

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, revised December 2003 as Interpretation No. 46(R). Interpretation No. 46(R) requires that companies consolidate a variable interest entity if the company is subject to a majority of the risk of loss from the variable interest entity's activities, or is entitled to receive a majority of the entity's residual returns, or both. The Company does not participate in any variable interest entities, as defined, nor has it acquired a variable interest in an entity where the Company is the primary beneficiary since January 31, 2003. Accordingly, the adoption of Interpretation No. 46(R) as of March 31, 2004 had no effect on the Company's consolidated financial position, results of operations or cash flows.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2004 compared to the three-and six-month periods ended June 30, 2003. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2003		2004	2003

Sales	100.0%	100.0%		100.0%	100.0%
Cost of product sold	85.4%	87.2%		85.3%	85.6%
Gross profit	14.6%	12.8%		14.7%	14.4%
Operating expenses:
Research and development	2.4%	3.4%		2.6%	3.1%
Selling, general, and administrative	7.7%	10.1%		8.3%	9.4%
Operating income	4.5%	(0.7%	)	3.8%	1.9%
Other income (expense)	0.1%	0.1%		0.0%	0.1%
Earnings (loss) from continuing operations before taxes on income	4.6%	(0.6%	)	3.8%	2.0%
Taxes on income	1.7%	(0.2%	)	1.2%	0.4%
Net earnings (loss) from continuing operations	2.9%	(0.4%	)	2.6%	1.6%
Discontinued operations:
Gain on disposal of Carpenter	0.0%	1.7%		0.0%	1.3%
Net earnings	2.9%	1.3%		2.6%	2.9%

Quarter Ended June 30, 2004, Compared to the Quarter Ended June 30, 2003

For the three months ended June 30, 2004, consolidated sales increased $23.1 million (41.9%) to $78.2 million, from $55.1 million in the second quarter of 2003. Chassis Group sales for this period increased by $20.9 million (46.3%). The majority of this increase was due to higher sales of motorhome chassis. During the second quarter of 2004, motorhome chassis sales were $15.0 million (55.4%) higher than the second quarter of 2003. This increase was due to two primary factors. First, the Chassis Group secured additional business from one of its top three customers, and production related to this additional business began late in the second quarter of 2004. In addition, there were overall higher motorhome industry sales as a result of less economic uncertainty in 2004 than in the start of 2003. Concerns about the conflict in Iraq continued into the middle of 2003 and negatively impacted the economy and the stock market, which caused lower motorhome sales during that period.

The increase in motorhome chassis sales was coupled with an increase in fire truck chassis sales. Fire truck chassis sales in the second quarter of 2004 were up $5.9 million (36.4%) over the same period of 2003. As the increase in sales indicates, the fire truck market continues to be strong in 2004, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

EVTeam sales increased $1.8 million, or 13.5%, from the prior year's second quarter. As mentioned above, the emergency vehicle market continues to be strong, which is having a positive impact on the order intake in fire trucks and ambulances. The primary reason for the increase is higher production levels at Crimson Fire stemming from the higher order intake. The Company also shipped its first aerial from Crimson Fire Aerials during the second quarter of 2004. Partially offsetting these increases was a decrease in sales at Road Rescue. The Company's closure of Road Rescue's St. Paul, Minnesota facility and consolidation of its ambulance operations to its new Marion, South Carolina facility continues to have a transitional negative impact on EVTeam production.

Gross margin increased from 12.8% for the quarter ended June 30, 2003 to 14.6% for the same period of 2004. This increase is due primarily to the higher gross margins at the EVTeam. The EVTeam has experienced higher operating efficiencies in the current year and, in addition, the prior year's gross margin was negatively impacted by physical inventory and other costing adjustments made at an EVTeam location. Partially offsetting these improvements were lower margins at the Chassis Group. These lower margins resulted primarily from a change in customer mix coupled with higher steel surcharges.

Operating expenses as a percentage of sales decreased from 13.5% for the second quarter of 2003 to 10.1% for the second quarter of 2004. This decrease is primarily due to higher sales levels coupled with a Company focus on keeping the base operating expense level low.

The effective tax rate in the second quarter of 2004 was 36.8% which is consistent with the 36.8% rate for the second quarter of 2003. The 2004 and 2003 rates differ from the federal statutory rate of 34.0% primarily due to state income tax expense.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $1.0 million gain on disposal of Carpenter in the second quarter of 2003 was a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. There was no impact in the second quarter of 2004 related to the Carpenter closing.

Total chassis orders received during the second quarter of 2004 increased 74.2% compared to the same period in 2003. This is due to a 118.5% increase in motorhome chassis orders combined with a 7.7% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately two-thirds of the motorhome and none of the fire truck chassis orders received during the three-month period ended June 30, 2004 were produced and delivered by June 30, 2004.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

At June 30, 2004, the Company had $110.3 million in backlog, compared with a backlog of $76.4 million at June 30, 2003. This was due to an increase in Chassis Group backlog of $19.5 million, or 43.2%, combined with an increase in EVTeam backlog of $14.4 million, or 46.0%.

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

Six-Month Period Ended June 30, 2004, Compared to the Six-Month Period Ended June 30, 2003

For the six months ended June 30, 2004, consolidated sales increased $24.8 million (21.4%) to $140.3 million, from $115.5 million in the first six months of 2003. Chassis Group sales for this period increased by $25.9 million (27.3%). The majority of this increase was due to higher sales of motorhome chassis. During the first half of 2004, motorhome chassis sales were $20.1 million (34.7%) higher than the first half of 2003. This increase was due to two primary factors. First, the Chassis Group secured additional business from one of its top three customers, and production related to this additional business began late in the second quarter of 2004. In addition, there were overall higher motorhome industry sales as a result of less economic uncertainty in 2004 than in the start of 2003. Concerns about the conflict in Iraq during the first half of 2003 negatively impacted the economy and the stock market, which caused lower motorhome sales during that period.

The increase in motorhome chassis sales was coupled with an increase in fire truck chassis sales. Fire truck chassis sales in the first half of 2004 were up $5.8 million (17.2%) over the same period of 2003. As the increase in sales indicates, the fire truck market continues to be strong in 2004, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales increased $0.7 million, or 2.8%, from the prior year's second quarter. The primary reason for the increase is higher production levels during the second quarter at Crimson Fire stemming from the higher order intake. The Company also shipped its first aerial from Crimson Fire Aerials during the second quarter of 2004. Partially offsetting these increases was a decrease in sales at Road Rescue. The Company's closure of Road Rescue's St. Paul, Minnesota facility and consolidation of its ambulance operations to its new Marion, South Carolina facility continues to have a transitional negative impact on EVTeam production.

Gross margin increased from 14.4% for the six months ended June 30, 2003 to 14.7% for the same period of 2004. This increase is due primarily to the higher gross margins at the EVTeam. The EVTeam has experienced higher operating efficiencies in the current year and, in addition, the prior year's gross margin was negatively impacted by physical inventory and other costing adjustments made at an EVTeam location. Partially offsetting these improvements were lower margins at the Chassis Group. These lower margins resulted primarily from a change in customer mix coupled with higher steel surcharges.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

Operating expenses as a percentage of sales decreased from 12.5% for the six months ended June 30, 2003 to 10.9% for same period in 2004. This decrease is primarily due to higher sales levels coupled with a Company focus on keeping the base operating expense level low.

The effective tax rate in the first half of 2004 was 33.4% versus 18.6% for the first half of 2003. The 2004 rate differs from the federal statutory rate of 34.0% primarily as a result of a reduction in the capital loss valuation allowance for the amount that will be realized on the gain on disposal of the Company's building in Mexico. The 2003 rate differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $1.5 million gain on disposal of Carpenter in the first six months of 2003 was a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. There was no impact in the first six months 2004 related to the Carpenter closing.

Total chassis orders received during the first six months of 2004 increased 40.1% compared to the same period in 2003. This is due to a 54.4% increase in motorhome chassis orders combined with a 16.7% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately three-quarters of the motorhome and one-half of the fire truck chassis orders received during the six-month period ended June 30, 2004 were produced and delivered by June 30, 2004.

At June 30, 2004, the Company had $110.3 million in backlog, compared with a backlog of $76.4 million at June 30, 2003. This was due to an increase in Chassis Group backlog of $19.5 million, or 43.2%, combined with an increase in EVTeam backlog of $14.4 million, or 46.0%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2004, cash provided by continuing operating activities was $9.9 million, which was $8.6 million (638.2%) higher than the $1.3 million of cash provided by continuing operating activities for the six months ended June 30, 2003. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that led to this increase. The cash on hand at December 31, 2003, cash provided by operations of $9.9 million, cash provided from the exercise of stock options of $0.9 million and proceeds from long-term debt of $0.2 million allowed the Company to fund $2.6 million in property, plant and equipment purchases, $2.8 million in purchases of marketable securities, dividends paid of $1.0 million and $0.4 million in the repurchase of Company stock. The Company's working capital increased $2.0 million from $40.1 million at December 31, 2003 to $42.1 million at June 30, 2004. Cash and cash equivalents increased $4.2 million, from $18.5 million at December 31, 2003 to $22.7 million at June 30, 2004.

Shareholders' equity increased $3.2 million in the six months ended June 30, 2004 to $64.3 million from $61.1 million at December 31, 2003. This change resulted from the $3.6 million in net comprehensive income of the Company and the receipt of $1.0 million from the exercise of stock options including the corresponding tax benefit net with $1.0 million in dividends paid and $0.4 million for the repurchase of Company stock.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. On July 27, 2004, the Board of Directors allowed this 500,000 share authorization to continue, net of any repurchases from the second quarter of 2004. Under these repurchase programs, the Company repurchased 57,065 shares during its 2003 fiscal year and 38,900 shares during the second quarter of 2004. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 21, 2005. If the Company were to repurchase the remaining 461,100 shares of stock under the current authorization at current prices, this would cost the Company approximately $5.3 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 15, 2004. The Company expects to extend or refinance this line of credit in 2004. There were no borrowings under this line at June 30, 2004. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At June 30, 2004, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at June 30, 2004 was 4.25%) and has an expiration date of December 31, 2004. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at June 30, 2004.

The Company also has a secured mortgage note for $150,000. The mortgage note carries an interest rate of 3.00% and is payable in equal installments over a 5 year period. This mortgage note is secured by land.

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months. Proceeds from existing credit facilities and anticipated renewals, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future.

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

PENDING ACCOUNTING POLICIES

See Note 10 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at June 30, 2004, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2004. Based on and as of the time of the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. During the Company's second fiscal quarter ended June 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Changes in Securities. Use of Proceeds and Issuer Purchases of Equity Securities.

This table provides information with respect to purchases by the Company of shares of its common stock during each fiscal month of the second quarter of fiscal 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
05/26/04-06/04/04	38,900	$11.66	38,900	461,100
TOTALS	38,900	$11.66	38,900	461,100

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. On July 27, 2004, the Board of Directors allowed this 500,000 share authorization to continue, net of any repurchases from the second quarter of 2004. Under these repurchase programs, the Company repurchased 57,065 shares during its 2003 fiscal year and 38,900 shares during the second quarter of 2004. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 21, 2005.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 18, 2004. The purpose of the meeting was to elect directors and to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year and transact any other business that properly came before the meeting. The name of each director elected to a term expiring in 2007 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld / Against

George Tesseris	10,829,176	323,371
David R. Wilson	10,829,176	323,371

The following persons continue to serve as directors: William F. Foster, Charles E. Nihart, Kenneth Kaczmarek, Richard J. Schalter and John E. Sztykiel.

Item 4.	Submission of Matters to a Vote of Security Holders. (Continued)

The following proposal was acted on:

Proposal	For	Against	Abstain

Proposal to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year.	10,755,764	386,170	10,613

There were no broker non-votes with respect to matters voted on by the Company's shareholders at the meeting.

Item 6.	Exhibits and Reports on Form 8-K.

(a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

(b)          Reports on Form 8-K. The Company filed the following Current Reports on Form 8-K during the quarter ended June 30, 2004. These Forms 8-K were furnished pursuant to Regulation FD and are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

Item 6.	Exhibits and Reports on Form 8-K. (Continued)

Date of Report	Filing Date	Item(s) Reported

April 28, 2004	April 28, 2004

Under Item 12, this Form 8-K included a press release that announced the Company's financial results for the quarter ended March 31, 2004 and included condensed income statements for the quarters ended March 31, 2004 and 2003, and condensed consolidated balance sheets as of March 31, 2004 and December 31, 2003.

April 28, 2004	April 28, 2004	Under Item 12, this Form 8-K included a press release that announced the Company's regular cash dividend.

May 19, 2004	May 20, 2004	Under Item 12, this Form 8-K included a press release that announced an increase in business with one of the Company's major customers, Newmar Corp.

May 24, 2004	May 24, 2004	Under Item 12, this Form 8-K included a press release that announced an increase in business with one of the Company's major customers, Fleetwood Enterprises, Inc.

June 17, 2004	June 16, 2004

Under Item 12, this Form 8-K included a press release that announced that it received a tax credit grant from the Michigan Economic Development Corporation to support the Company's expansion in light of the increased business from Newmar Corp. and Fleetwood Enterprises, Inc.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2004	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Senior Vice President Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

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