Form 10-Q
period 2004-09-30
SPARTAN MOTORS INC
filed 2004-11-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2004	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2004

Common stock, $.01 par value	12,527,109 shares

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

•

Rapidly rising steel and component costs and the Company's ability to mitigate such cost increases based upon its supply contracts or to recover such cost increases with increases in selling prices of its products: such increases in costs could have a negative impact on our earnings.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	September 30, 2004	December 31, 2003
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$13,523,907	$18,480,770
Accounts receivable, less allowance for
doubtful accounts of $380,000 in 2004
and $408,000 in 2003	37,345,248	19,604,058
Inventories	34,863,137	26,588,065
Deferred tax benefit	2,826,347	3,326,847
Taxes receivable	1,226,890	957,879
Other current assets	731,022	1,440,744
Total current assets	90,516,551	70,398,363

Property, plant, and equipment, net	17,975,730	14,783,965
Goodwill	4,543,422	4,543,422
Deferred tax benefit	1,617,000	1,617,000
Other assets	8,303	39,344
Total assets	$114,661,006	$91,382,094

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	September 30, 2004	December 31, 2003
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,282,391	$15,066,541
Accrued warranty	3,453,471	2,538,204
Accrued compensation and related taxes	3,558,722	2,746,117
Accrued vacation	1,058,452	1,020,437
Deposits from customers	7,190,798	6,796,949
Other current liabilities and accrued expenses	3,549,411	2,093,642
Current portion of long-term debt	10,006	-
Total current liabilities	46,103,251	30,261,890

Long-term debt, less current portion	136,654	-

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	-	-
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,278,678 and
12,488,809 shares in 2004 and 2003, respectively	124,888	121,981
Additional paid in capital	35,737,822	32,228,967
Retained earnings	32,558,391	28,769,256
Total shareholders' equity	68,421,101	61,120,204
Total liabilities and shareholders' equity	$114,661,006	$91,382,094

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2004	2003

Sales	$91,667,562	$60,780,385
Cost of products sold	80,507,149	51,629,438
Gross profit	11,160,413	9,150,947

Operating expenses:
Research and development	2,126,486	1,800,564
Selling, general and administrative	6,232,354	5,228,480
Operating income	2,801,573	2,121,903

Other income (expense):
Interest expense	(100,206)	(62,180)
Interest and other income	159,159	75,825
Earnings before taxes on income	2,860,526	2,135,548

Taxes on income	966,386	673,233
Net earnings	1,894,140	1,462,315

Basic net earnings per share	$0.15	$0.12

Diluted net earnings per share	$0.15	$0.12

Basic weighted average common shares outstanding	12,384,000	12,121,000

Diluted weighted average common shares outstanding	12,859,000	12,385,000

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2004	2003

Sales	$231,978,585	$176,314,811
Cost of products sold	200,146,770	150,551,519
Gross profit	31,831,815	25,763,292

Operating expenses:
Research and development	5,755,176	5,402,915
Selling, general and administrative	17,935,977	16,035,403
Operating income	8,140,662	4,324,974

Other income (expense):
Interest expense	(306,453)	(230,982)
Interest and other income	423,261	337,503
Earnings from continuing operations before taxes on income	8,257,470	4,431,495

Taxes on income	2,770,446	1,100,797
Net earnings from continuing operations	5,487,024	3,330,698

Discontinued operations:
Gain on disposal of Carpenter	-	1,465,306
Net earnings	$5,487,024	$4,796,004

Basic net earnings per share:
Net earnings from continuing operations	$0.45	$0.28
Discontinued operations
Gain on disposal of Carpenter	-	0.12
Basic net earnings per share	$0.45	$0.40

Diluted net earnings per share:
Net earnings from continuing operations	$0.43	$0.27
Discontinued operations
Gain on disposal of Carpenter	-	0.12
Diluted net earnings per share	$0.43	$0.39

Basic weighted average common shares outstanding	12,306,000	12,104,000

Diluted weighted average common shares outstanding	12,696,000	12,425,000

Cash dividends per common share	$0.08	$0.05

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total

Balance at January 1, 2004	12,198,112	$ 121,981	$ 32,228,967	$ 28,769,256	$ 61,120,204

Net proceeds from exercise
of stock options, including related income
income tax benefit	370,697	3,707	3,724,077	--	3,727,784
Dividends paid ($0.08 per share)	--	--	--	(966,059)	(966,059)
Purchase and constructive retirement of stock	(80,000)	(800)	(215,222)	(731,830)	(947,852)
Net earnings	--	--	--	5,487,024	5,487,024
Balance at September 30, 2004	12,488,809	$ 124,888	$ 35,737,822	$ 32,558,391	$ 68,421,101

See Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net earnings from continuing operations	$5,487,024	$3,330,698
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,685,740	1,525,645
Loss (gain) on sales of property, plant and equipment	1,871	(6,100)
Tax benefit from stock options exercised	521,000	284,000
Deferred taxes	500,500	-
Decrease (increase) in operating assets:
Accounts receivable	(17,741,190)	5,108,713
Inventories	(8,275,072)	(5,064,941)
Taxes receivable	(269,011)	(269,192)
Other assets	740,763	500,644
Increase (decrease) in operating liabilities:
Accounts payable	12,215,850	4,492,957
Accrued warranty	915,267	(200,350)
Accrued taxes on income	-	(1,412,210)
Accrued compensation and related taxes	812,605	(1,880,730)
Accrued vacation	38,015	(52,174)
Deposits from customers	393,849	756,070
Other current liabilities and accrued expenses	1,455,769	193,859
Total adjustments	(7,004,044)	3,976,191
Net cash provided by (used in) continuing operating activities	(1,517,020)	7,306,889
Net cash provided by discontinued operating activities	-	1,522,500
Net cash provided by (used in) operating activities	(1,517,020)	8,829,389

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,899,360)	(1,375,636)
Proceeds from sales of property, plant and equipment	19,984	6,100
Purchases of marketable securities	(2,800,000)	-
Proceeds from the sale of marketable securities	2,800,000	-
Net cash used in investing activities	(4,879,376)	(1,369,536)

Cash flows from financing activities:
Proceeds from long-term debt	146,660	3,400
Dividends paid	(966,059)	(642,488)
Purchase and retirement of stock	(947,852)	(498,146)
Proceeds from the exercise of stock options	3,206,784	1,005,141
Net cash provided by (used in) financing activities	1,439,533	(132,093)
Net increase (decrease) in cash and cash equivalents	(4,956,863)	7,327,760
Cash and cash equivalents at beginning of period	18,480,770	8,081,639
Cash and cash equivalents at end of period	$13,523,907	$15,409,399

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

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2004 and the results of operations and cash flows for the three- and nine- month periods ended September 30, 2004 and 2003.

During the three-month period ended September 30, 2004, the Company decreased its allowance for obsolete inventory by $645,000 and increased its liability for outstanding warranties by $515,000 as a result of an in-depth study of current production requirements and historical warranty experience related to these items. The net effects of these changes in estimates were not significant to operating results for the periods presented in the condensed consolidated statements of operations.

Note 3

The results of operations for the nine-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	September 30, 2004	December 31, 2003

Finished goods	$4,021,818	$5,902,783
Work in process	7,981,882	5,203,881
Raw materials and purchased components	25,891,592	17,715,999
Obsolescence reserve	(3,032,155)	(2,234,598)
	$34,863,137	$26,588,065

Note 5

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Some components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products.

Note 5 (continued)

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

Changes in the Company's warranty liability were as follows:

For the three months ended September 30:

	2004	2003

Balance of accrued warranty at July 1	$2,490,496	$2,568,743

Warranties issued during the period	917,899	403,797

Cash settlements made during the period	(1,172,133)	(786,198)

Changes in liability for pre-existing warranties
during the period, including expirations	1,217,209	381,697

Balance of accrued warranty at September 30	$3,453,471	$2,568,039

For the nine months ended September 30:

	2004	2003

Balance of accrued warranty at January 1	$2,538,204	$2,768,389

Warranties issued during the period	1,957,996	1,153,552

Cash settlements made during the period	(2,675,089)	(1,973,315)

Changes in liability for pre-existing warranties
during the period, including expirations	1,632,360	619,413

Balance of accrued warranty at September 30	$3,453,471	$2,568,039

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on September 30, 2004 was $0.1 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

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

Note 8

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three and nine months ended September 30, 2004 and 2003 would have been the pro forma amounts indicated below.

	Three Months Ended September 30,
	2004	2003
Net earnings
As reported	$1,894,140	$1,462,315
Deduct: Compensation expense - fair value method	(5,753)	(36,378)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	416,168	45,122
Pro forma	$2,304,555	$1,471,059

Basic net earnings per share
As reported	$0.15	$0.12
Pro forma	0.19	0.12

Diluted net earnings per share
As reported	$0.15	$0.12
Pro forma	0.18	0.12

Note 8 (continued)

	Nine Months Ended September 30,
	2004	2003
Net earnings
As reported	$5,487,024	$4,796,004
Deduct: Compensation expense - fair value method	(117,025)	(130,143)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	577,221	180,925
Pro forma	$5,947,220	$4,846,786

Basic net earnings per share
As reported	$0.45	$0.40
Pro forma	0.48	0.40

Diluted net earnings per share
As reported	$0.43	$0.39
Pro forma	0.47	0.39

Note 9

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended September 30, 2004

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$59,650			$59,650
Fire truck chassis sales	20,359		$(2,661)	17,698
EVTeam product sales		$12,410		12,410
Other sales	1,910			1,910
Total Net Sales	$81,919	$12,410	$(2,661)	$91,668
Interest expense	(1)	(225)	126	(100)
Depreciation expense	224	236	108	568
Income tax expense (credit)	1,896	(759)	(170)	967
Segment earnings (loss)
from continuing operations	3,355	(1,266)	(195)	1,894
Discontinued operations	-	-	-	-
Segment earnings (loss)	3,355	(1,266)	(195)	1,894
Segment assets	49,213	42,135	23,313	114,661

Note 9 (continued)

Three Months Ended September 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$33,384			$33,384
Fire truck chassis sales	15,102		$(2,055)	13,047
EVTeam product sales	-	$12,343	-	12,343
Other sales	2,006	-	-	2,006
Total Net Sales	$50,492	$12,343	$(2,055)	$60,780
Interest expense	25	126	(89)	62
Depreciation expense	209	203	107	519
Income tax expense (credit)	1,277	(604)	-	673
Segment earnings (loss)
from continuing operations	2,313	(875)	24	1,462
Discontinued operations	-	-	-	-
Segment earnings (loss)	2,313	(875)	24	1,462
Segment assets	33,113	34,738	27,298	95,149

Nine Months Ended September 30, 2004

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$137,656			$137,656
Fire truck chassis sales	59,754		$(10,188)	49,566
EVTeam product sales		$39,472		39,472
Other sales	5,285			5,285
Total Net Sales	$202,695	$39,472	$(10,188)	$231,979
Interest expense	(9)	(637)	340	(306)
Depreciation expense	666	703	317	1,686
Income tax expense (credit)	5,001	(1,802)	(428)	2,771
Segment earnings (loss)
from continuing operations	8,875	(2,961)	(427)	5,487
Discontinued operations	-	-	-	-
Segment earnings (loss)	8,875	(2,961)	(427)	5,487
Segment assets	49,213	42,135	23,313	114,661

Note 9 (continued)

Nine Months Ended September 30, 2003

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$91,315			$91,315
Fire truck chassis sales	48,713		$(7,707)	41,006
EVTeam product sales	-	$38,662	-	38,662
Other sales	5,332	-	-	5,332
Total Net Sales	$145,360	$38,662	$(7,707)	$176,315
Interest expense	106	444	(319)	231
Depreciation expense	626	326	574	1,526
Income tax expense (credit)	3,338	(1,874)	(364)	1,100
Segment earnings (loss) from continuing operations	5,952	(2,789)	168	3,331
Discontinued operations	-	-	1,465	1,465
Segment earnings (loss)	5,952	(2,789)	1,633	4,796
Segment assets	33,113	34,738	27,298	95,149

Note 10

On March 31, 2004, the Financial Accounting Standards Board (FASB) issued an Exposure Draft, Share-Based Payments, which is a proposed amendment to SFAS No. 123, Accounting for Stock-Based Compensation. The Exposure Draft would require all share-based payments to employees, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The FASB recently announced that a final standard will be effective for public companies for fiscal periods beginning after June 15, 2005. The final standard offers the Company alternative methods of adopting this final rule. At the present time, the Company has not yet determined which alternative method it will use.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2004 compared to the three-and nine-month periods ended September 30, 2003. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	87.8%	84.9%	86.3%	85.4%
Gross profit	12.2%	15.1%	13.7%	14.6%
Operating expenses:
Research and development	2.3%	3.0%	2.5%	3.1%
Selling, general, and administrative	6.8%	8.6%	7.7%	9.0%
	3.1%	3.5%	3.5%	2.5%
Other income (expense)	0.0%	0.0%	0.1%	0.0%
Earnings from continuing operations before taxes on income	3.1%	3.5%	3.6%	2.5%
Taxes on income	1.0%	1.1%	1.2%	0.6%
Net earnings from continuing operations	2.1%	2.4%	2.4%	1.9%
Discontinued operations:
Gain on disposal of Carpenter	0.0%	0.0%	0.0%	0.8%
Net earnings	2.1%	2.4%	2.4%	2.7%

Quarter Ended September 30, 2004, Compared to the Quarter Ended September 30, 2003

For the three months ended September 30, 2004, consolidated sales increased $30.9 million (50.8%) to $91.7 million, from $60.8 million in the third quarter of 2003. Chassis Group sales for this period increased by $31.4 million (62.2%). The majority of this increase was due to higher sales of motorhome chassis. During the third quarter of 2004, motorhome chassis sales were $26.3 million (78.7%) higher than the third quarter of 2003. This increase was primarily due to the fact that the Chassis Group secured additional business from two of its top three customers. Production related to the majority of this additional business began in the middle of the third quarter of 2004. Offsetting some of this market share gain was a softening in motorhome industry sales that began late in the third quarter. Crude oil prices continued to rise to record levels, contributing to a drop in consumer confidence levels resulting in lower consumer spending.

The increase in motorhome chassis sales was coupled with an increase in fire truck chassis sales. Fire truck chassis sales in the third quarter of 2004 were up $5.3 million (34.8%) over the same period of 2003. As the increase in sales indicates, the fire truck market continues to be strong in 2004, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

EVTeam sales were flat when compared with the prior year's third quarter. An increase in sales at Road Rescue was offset by lower sales at Crimson Fire. The increase at Road Rescue was due to the production ramp up at Road Rescue to a higher run rate. Crimson Fire's sales were temporarily affected by its decision to move production of its E-series product from its Alabama facility to South Dakota and the construction and set-up of its new, state of the art plant in South Dakota.

Gross margin decreased from 15.1% for the quarter ended September 30, 2003 to 12.2% for the same period of 2004. This decrease is due primarily to the steel surcharges experienced by the Company during 2004. In addition, lower margins were recorded by the Chassis Group resulting from favorable pricing given in conjunction with the additional business from two of its customers.

Operating expenses as a percentage of sales decreased from 11.6% for the third quarter of 2003 to 9.1% for the third quarter of 2004. This decrease is primarily due to higher sales levels coupled with a Company focus on keeping the base operating expense level low.

The effective tax rate in the third quarter of 2004 was 33.8% which is consistent with the 31.5% rate for the third quarter of 2003. The 2003 rate differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

Total chassis orders received during the third quarter of 2004 increased 46.3% compared to the same period in 2003. This is due to a 60.2% increase in motorhome chassis orders combined with a 6.8% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately two-thirds of the motorhome and none of the fire truck chassis orders received during the three-month period ended September 30, 2004 were produced and delivered by September 30, 2004.

At September 30, 2004, the Company had $106.5 million in backlog, compared with a backlog of $83.8 million at September 30, 2003. This was due to an increase in Chassis Group backlog of $11.6 million, or 24.2%, combined with an increase in EVTeam backlog of $11.1 million, or 30.1%.

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

Nine-Month Period Ended September 30, 2004, Compared to the Nine-Month Period Ended September 30, 2003

For the nine months ended September 30, 2004, consolidated sales increased $55.7 million (31.6%) to $232.0 million, from $176.3 million in the first nine months of 2003. Chassis Group sales for this period increased by $57.3 million (39.4%). The majority of this increase was due to higher sales of motorhome chassis. During the nine months of 2004, motorhome chassis sales were $46.3 million (50.8%) higher than the first nine months of 2003. This increase was primarily due to the fact that the Chassis Group secured additional business from two of its top three customers. Production related to the majority of this additional business began in the middle of the third quarter of 2004. Offsetting some of this market share gain was a softening in motorhome industry sales that began late in the third quarter. Crude oil prices continued to rise to record levels, contributing to a drop in consumer confidence levels resulting in lower consumer spending.

The increase in motorhome chassis sales was coupled with an increase in fire truck chassis sales. Fire truck chassis sales in the first nine months of 2004 were up $11.0 million (22.7%) over the same period of 2003. As the increase in sales indicates, the fire truck market continues to be strong in 2004, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales increased $0.1 million, or 2.1%, from the prior year's third quarter. Increases in sales at Road Rescue and Crimson Fire Aerials were offset by lower sales at Crimson Fire. The increase at Road Rescue was due to the production ramp up at Road Rescue to a higher run rate. Crimson Fire Aerials sold its first units in 2004, as it was a newly formed corporation in 2003. Crimson Fire's sales were temporarily affected by its decision to move production of its E-series product from its Alabama facility to South Dakota and the construction and set-up of its new, state of the art plant in South Dakota.

Gross margin decreased from 14.6% for the nine months ended September 30, 2003 to 13.7% for the same period of 2004. This decrease is due primarily to the steel surcharges experienced by the Company during 2004. In addition, lower margins were recorded by the Chassis Group resulting from favorable pricing given in conjunction with the additional business from two of its customers.

Operating expenses as a percentage of sales decreased from 12.2% for the nine months ended September 30, 2003 to 10.2% for same period in 2004. This decrease is primarily due to higher sales levels coupled with a Company focus on keeping the base operating expense level low.

The effective tax rate in the first nine months of 2004 was 33.6% versus 24.8% for the first nine months of 2003. The 2003 rate differs from the federal statutory rate of 34.0% primarily as a result of reductions in previously recorded estimates for accrued taxes on income based upon settlements of examinations with state and federal taxing authorities that reduced the provision for income taxes during the period.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter Industries, Inc. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets is being accounted for as a discontinued operation. The $1.5 million gain on disposal of Carpenter in the first nine months of 2003 was a result of the Company's revision of its estimated loss to dispose of the business, based upon resolution of certain accrued items related to the disposal. There was no impact in the first nine months 2004 related to the Carpenter closing.

Total chassis orders received during the first nine months of 2004 increased 42.4% compared to the same period in 2003. This is due to a 56.7% increase in motorhome chassis orders combined with a 13.8% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately four-fifths of the motorhome and one-third of the fire truck chassis orders received during the nine-month period ended September 30, 2004 were produced and delivered by September 30, 2004.

At September 30, 2004, the Company had $106.5 million in backlog, compared with a backlog of $83.8 million at September 30, 2003. This was due to an increase in Chassis Group backlog of $11.6 million, or 24.2%, combined with an increase in EVTeam backlog of $11.1 million, or 30.1%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2004, cash used by continuing operating activities was $1.5 million, which was an $8.8 million (120.5%) change from the $7.3 million of cash provided by continuing operating activities for the nine months ended September 30, 2003. The increase in sales during the first nine months of 2004 over 2003 resulted in higher working capital demands and a use of cash during the 2004 period. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for details of the use of cash. The cash on hand at December 31, 2003, $2.8 million in proceeds from sales of marketable securities, cash provided from the exercise of stock options of $3.2 million and proceeds from long-term debt of $0.1 million allowed the Company to fund $4.9 million in property, plant and equipment purchases, cash used by operations of $1.5 million, $2.8 million in purchases of marketable securities, dividends paid of $1.0 million and $0.9 million in the repurchase of Company stock. The Company's working capital increased $4.3 million from $40.1 million at December 31, 2003 to $44.4 million at September 30, 2004. Cash and cash equivalents decreased $5.0 million, from $18.5 million at December 31, 2003 to $13.5 million at September 30, 2004.

Shareholders' equity increased $7.3 million in the nine months ended September 30, 2004 to $68.4 million from $61.1 million at December 31, 2003. This change resulted from the $5.5 million in net comprehensive income of the Company and the receipt of $3.7 million from the exercise of stock options including the corresponding tax benefit net with $1.0 million in dividends paid and $0.9 million for the repurchase of Company stock.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. On July 27, 2004, the Board of Directors renewed this 500,000 share authorization, net of any repurchases from the second quarter of 2004. Under these repurchase programs, the Company repurchased 57,065 shares during its 2003 fiscal year and repurchased 80,000 shares during its 2004 fiscal year. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 21, 2005. If the Company were to repurchase the remaining 420,000 shares of stock under the current authorization at current prices, this would cost the Company approximately $4.4 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations. (Continued)

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 31, 2005. There were no borrowings under this line at September 30, 2004. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 2% above the bank's prime rate (prime rate at September 30, 2004 was 4.75%) and has an expiration date of December 31, 2004. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at September 30, 2004.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at September 30, 2004, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2004. Based on and as of the time of the evaluation required by Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. During the Company's third fiscal quarter ended September 30, 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Changes in Securities. Use of Proceeds and Issuer Purchases of Equity Securities.

This table provides information with respect to purchases by the Company of shares of its common stock during fiscal 2004:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Plans or Programs
05/26/04-06/04/04	38,900	$11.66	38,900	461,100
08/17/04-08/25/04	41,100	$12.03	41,100	420,000
TOTALS	80,000	$11.85	80,000	420,000

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. On July 27, 2004, the Board of Directors renewed the 500,000 share authorization, net of any repurchases from the second quarter of 2004. Under these repurchase programs, the Company repurchased 57,065 shares during its 2003 fiscal year and repurchased 80,000 shares during 2004. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 21, 2005.

Item 6.	Exhibits

(a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

Date: November 9, 2004	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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