Form 10-K
period 2004-12-31
SPARTAN MOTORS INC
filed 2005-03-16
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on The Nasdaq Stock Market on June 30, 2004, was $136,174,001.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. Common Stock, $.01 par value, outstanding as of February 21, 2005: 12,556,909 shares

Documents Incorporated by Reference
Portions of the definitive proxy statement for the Company's May 24, 2005 annual meeting of shareholders are incorporated by reference in Part III.

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

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. During 2004, the Company had four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota with an additional production facility in Talladega, Alabama ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue").

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

The Company's Segments

The Company is organized into two operating segments, the Chassis Group and the Emergency Vehicle Team ("EVTeam"). For certain financial information related to each group, see Note 13, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Chassis Group

The Chassis Group consists of Spartan Chassis. Sales by the Chassis Group made up 87.7%, 83.3% and 80.4% of the Company's consolidated sales for the years ended December 31, 2004, 2003 and 2002, respectively. Approximately ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEM customers and end users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as trolleys, utility trucks and crash-rescue vehicles. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows the Chassis Group to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. The Chassis Group employs approximately 530 associates in Charlotte, Michigan.

Fire Truck Chassis

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

The Chassis Group strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. The Chassis Group monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products. Over the past few years, there have been several examples of such innovations. The Chassis Group helped introduce to the fire truck market the Detroit Diesel Series 60 engine, which is typically used in heavy-duty commercial applications. These engines allow fire trucks to have larger cab interiors because the pistons are configured in a straight line rather than in a V-shape. The Chassis Group also worked with Cummins Engine Co. on the introduction of the N-14 and M-11 engines. This collaboration resulted in attaining higher emission standards through charged air-cooled diesel engines. The Company also implemented the MD series and HD series Allison World Transmission, an improved wholly electronic automatic transmission design that provides better performance characteristics and improved service and maintenance capabilities.

The Chassis Group believes that the percentage of fire trucks manufactured with customized chassis will continue to increase. This is primarily due to the fact that customized chassis respond to customers' demands for increased safety features and offer more options and specific configurations when compared to standard, commercially produced fire truck chassis.

The National Fire Protection Association ("NFPA") adopts safety standards for fire trucks. The mission of the international nonprofit NFPA is to reduce the worldwide burden of fire and other hazards on the quality of life by providing and advocating scientifically-based consensus codes and standards, research, training and education. Established in 1896, NFPA serves as the world's leading advocate of fire prevention and is an authoritative source on public safety. In fact, NFPA's three hundred codes and standards influence every building, process, service, design and installation in the United States, as well as many of those used in other countries. NFPA standards typically add new requirements that are intended to increase the safety of firefighters. Past NFPA standards have included the total enclosure of all crew-seating areas, establishment of maximum stepping heights on the apparatus and the provision of access hand rails. In 2003, NFPA issued Annex D Guidelines that recommend that only an apparatus that meets the 1991 or later editions of NFPA apparatus standard or that is refurbished in accordance with NFPA 1912, be permitted to operate in first line service to ensure that the latest improvements and upgrades are available for firefighters. Although NFPA standards are not mandatory, past standards have significantly impacted fire truck purchasing decisions. The Company's fire truck chassis meet current NFPA standards.

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

The Chassis Group recently developed a new motorhome chassis, the Me2, which is a mid-engine chassis featuring a rear-lift deck. This revolutionary design provides the OEM a significant opportunity in floor plan flexibility and provides enhanced ride and handling for the driver. The rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The innovative mid-engine design is now available on the entry-level diesel motorhome chassis.

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

The Company's K-2 series motorhome chassis includes a unique-to-Spartan Chassis leveling system. The predictive air leveling system automatically levels the coach, even in soft terrain campsites or parking lots that prohibit jacks, a first in the motorhome industry. This feature is available on the Company's most popular high-end custom chassis models.

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

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either the Chassis Group or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. The EVTeam members manufacture products only upon receipt of confirmed purchase orders; thus they do not have significant amounts of completed product inventory.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Crimson's product lines include pumper and aerial fire apparatus, heavy- and light- duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company's wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry's oldest brands) - the new Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson's signature features - such as Tubular Stainless Steel body structure, Vibra-Torq™ mounting system, exclusive Trix-Max™ body frame and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done again and again. As part of Crimson's growth initiative, expanding the Company's product offerings to include an aerial component line, through Crimson Aerials, was imperative to strengthening the sales ability of its existing dealers and for attracting new dealers. Crimson employs approximately 130 associates at its headquarters in Brandon, South Dakota and production facility in Talladega, Alabama.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania and employs approximately 20 associates. The Company began operations in the later half of 2003 and has developed a full line of aerial components. Crimson Aerials introduced its first models in 2004, and is poised to produce the next generation of aerial devices in terms of technology, operation and service.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets a complete line of premium, custom advanced-care ambulances and rescue vehicles at its headquarters in Marion, South Carolina. At the start of 2003, Road Rescue also had operations in St. Paul, Minnesota, but that facility was closed prior to year end and the operations were consolidated to the Marion, South Carolina facility. Road Rescue is a market leader in the design and manufacturing of Type I and Type III high-performance, modular ambulances that fit all emergency transport requirements and offer the latest in technology. These vehicles are built with safety, performance and ease-of-maintenance in mind. New concept vehicles such as the UltraMedic Type III offer a glimpse at the ambulance of the future - complete with smart displays, smart glass and a variety of other high-tech features. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employs approximately 190 associates.

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

In 2004, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of 25 salespeople based in Company locations in Charlotte, Michigan, Brandon, South Dakota, Marion, South Carolina, Talladega, Alabama and Lancaster, Pennsylvania and 14 additional salespeople located throughout North America.

Competition

The principal methods of building competitive advantages utilized by the Company include shorter engineering reaction time, custom design capability, higher product quality, superior customer service and faster speed of delivery. The Company competes with companies that manufacture chassis for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own commercial chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

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

The Company believes that the assembly facilities of its subsidiaries are sufficient to meet current production levels. Any further capacity increases can be achieved at a relatively low cost, largely by increasing the number of production associates or adding additional shifts. The Company also has the opportunity to expand its assembly facilities, as its locations have land available for this purpose.

Suppliers

The Company is dedicated to establishing long-term, mutually beneficial relationships with its suppliers. Through these relationships, the Company benefits from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions, and lower total costs of doing business. The combined buying power of the Company's subsidiaries and a corporate supply management initiative allow the Company to benefit from economies of scale and to focus on a common vision.

Components for the Company's products are generally available from a number of suppliers. The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of such raw materials in excess of those reasonably required to meet production and shipping schedules. Throughout 2003 significant price or supply issues related to steel did not impact Spartan Motors, Inc. In December 2003, the U.S. government repealed certain trade protective measures that had been in place with respect to steel. During 2004, Spartan Motors, Inc. experienced net steel surcharge costs of approximately $1.9 million. The Company continues to purchase steel under a sales agreement as appropriate to help to mitigate the risk of supply and cost issues. However, there can be no assurance that there will be no steel cost or supply issues over the long-term.

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

Product Warranties

The Company's subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into the Company's chassis and vehicles. For more information concerning the Company's product warranties, see Note 11, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks, Licenses and Franchises

The Company has five United States patents which include rights to the design and structure of chassis and certain peripheral equipment. These patents will expire from 2005 through 2022 and all are subject to payments of required maintenance fees. The Company also owns one United States copyright registration, one United States trademark registration, and two United States service mark registrations, as well as one trademark registration in each of Mexico, New Zealand, Peru and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.

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

Associates

The Company and its subsidiaries employed approximately 880 full-time associates as of February 11, 2005. Management presently considers its relations with associates to be positive.

Customer Base

In 2004, the Company's customer base included two major customers. Sales in 2004 to Newmar Corp. ("Newmar") were $92.1 million and sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were $68.6 million. These numbers compare to sales of $62.1 million to Newmar, $25.8 million to Fleetwood and $26.3 million to a third major customer in 2003 and $48.0 million to Newmar, $42.2 million to Fleetwood and $22.2 million to a third major customer in 2002. Sales to customers classified as major amounted to 51.5%, 48.1%, and 43.3% of total revenues in 2004, 2003 and 2002, respectively. In March of 2005, the Company announced that Fleetwood is not renewing the Company's agreement to supply entry-level chassis for its 2006 model year products, which will result in the loss of certain business beginning in the third quarter of 2005. Sales of these entry-level chassis represented approximately 10.7% of the Company's consolidated net sales in 2004. While this business will conclude, the Company will continue to supply chassis for Fleetwood's highline motor homes. Although the loss of a major customer could have a material adverse effect on the Company and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $5.2 million, $2.7 million and $1.7 million for the years ended December 31, 2004, 2003 and 2002, respectively, or 1.7%, 1.1% and 0.7%, respectively, of sales for those years. All of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2004, the Company had backlog orders for the Chassis Group of approximately $61.6 million, compared with a backlog of $54.3 million at December 31, 2003. At December 31, 2004, the Company had backlog orders for the EVTeam of $56.0 million, compared with a backlog of $41.0 million at December 31, 2003. The Company expects to fill all of the backlogs orders at December 31, 2004 during 2005.

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

Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing, Corporate Communications and Warehousing	Owned	51,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales and Marketing	Owned	44,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development and Manufacturing	Owned	50,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, and Warehousing	Owned	140,000

Spartan Motors Chassis, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing and Receiving	Leased	42,000

Crimson Fire, Inc.	907 7th Ave. North Brandon, South Dakota	General Offices, Manufacturing and Warehousing	Owned	32,000

Crimson Fire, Inc.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing and Warehousing	Leased	35,000

Crimson Fire, Inc.	1420 Nimitz Avenue Talladega, Alabama	General Offices, Manufacturing and Warehousing	Owned	65,000

Crimson Fire Aerials, Inc.	1828 Freedom Road Lancaster, Pennsylvania	General Offices, Manufacturing and Warehousing	Leased	33,600

Road Rescue, Inc.	2914 Spartan Place Marion, South Carolina	General Offices, Manufacturing and Warehousing	Owned	106,000

Item 3.	Legal Proceedings.

At December 31, 2004, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position, future operating results and cash flows will not be materially affected by the final outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2004, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
Item 5.	Market For Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company's common stock is traded on The Nasdaq Stock Market under the symbol "SPAR."

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by The Nasdaq Stock Market:
	High	Low
Year Ended December 31, 2004:
First Quarter	$11.190	$9.750
Second Quarter	12.480	10.580
Third Quarter	14.400	11.320
Fourth Quarter	14.850	9.670

Year Ended December 31, 2003:
First Quarter	$12.050	$8.750
Second Quarter	9.970	8.130
Third Quarter	9.750	7.760
Fourth Quarter	10.370	9.000

In 2004, the Company declared cash dividends of $0.08 per outstanding share on April 28, 2004 to shareholders of record on May 14, 2004 and $0.14 per outstanding share on October 28, 2004 to shareholders of record on November 15, 2004. In 2003, the Company declared cash dividends of $0.05 per outstanding share on March 26, 2003 to shareholders of record on May 16, 2003 and $0.15 per outstanding share on October 22, 2003 to shareholders of record on November 14, 2003.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 21, 2005 was 602.

See Item 12 below for information concerning the Company's equity compensation plans.

Item 6.	Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2004 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2004	2003	2002	2001	2000

Sales	$312,270	$237,372	$259,527	$226,263	$251,406
Cost of products sold	270,891	202,524	213,530	189,478	218,114
Gross profit	41,379	34,848	45,997	36,785	33,292
Operating expenses:
Research and development	7,943	7,070	7,152	6,210	6,341
Selling, general & administrative	24,451	21,604	21,531	19,637	19,010
Operating income	8,985	6,174	17,314	10,938	7,941
Other, net	209	(429)	90	(1,038)	(889)
Earnings from continuing operations before
taxes on income	9,194	5,745	17,404	9,900	7,052
Taxes on income	3,312	1,305	5,969	3,885	2,142
Net earnings from continuing operations (a)	5,882	4,440	11,435	6,015	4,910
Discontinued operations:
Loss from operations of Carpenter	--	--	--	--	(3,901)
Gain (loss) on disposal of Carpenter	--	1,609	269	116	(6,619)
Net earnings (loss) (a)	$5,882	$6,049	$11,704	$6,131	$(5,610)

Basic earnings (loss) per share (a):
Net earnings from continuing operations	$0.48	$0.37	$1.00	$0.57	$0.43
Discontinued operations	--	0.13	0.02	0.01	(0.92)
Basic earnings (loss) per share	$0.48	$0.50	$1.02	$0.58	$(0.49)

Diluted earnings (loss) per share (a):
Net earnings from continuing operations	$0.46	$0.36	$0.95	$0.57	$0.43
Discontinued operations	--	0.13	0.02	0.01	(0.92)
Diluted earnings (loss) per share	$0.46	$0.49	$0.97	$0.58	$(0.49)

Cash dividends per common share	$0.22	$0.20	$0.16	$0.07	$0.07
Basic weighted average common shares
outstanding	12,351	12,123	11,492	10,561	11,493
Diluted weighted average common shares
outstanding	12,743	12,434	12,013	10,616	11,496
Balance Sheet Data:
Net working capital	$43,953	$40,136	$35,290	$29,190	$38,057
Total assets	106,913	91,382	88,312	77,612	98,305
Long-term debt, continuing operations	140	--	--	9,400	24,504
Shareholders' equity	67,511	61,120	56,434	36,912	30,653
________________________
(a)

In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The nonamortization provisions of SFAS No. 142 related to goodwill would have increased net earnings from continuing operations by $0.4 million and increased basic and diluted earnings per share by $0.04 in 2001 and 2000, if applied in those years.

The five-year summary above should be read in conjunction with Note 12, Discontinued Operations, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following section provides a narrative discussion about the Company's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto appearing in this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of income, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
	2004	2003	2002

Sales	100.0%	100.0%	100.0%
Cost of products sold	86.7%	85.3%	82.3%
Gross profit	13.3%	14.7%	17.7%
Operating expenses:
Research and development	2.5%	3.0%	2.8%
Selling, general & administrative	7.9%	9.1%	8.2%
Operating income	2.9%	2.6%	6.7%
Other, net	0.0%	(0.2%)	0.0%
Earnings from continuing operations before taxes on income	2.9%	2.4%	6.7%
Taxes on income	1.0%	0.5%	2.3%
Net earnings from continuing operations	1.9%	1.9%	4.4%
Discontinued operations:
Gain on disposal of Carpenter	--	0.6%	0.1%
Net earnings	1.9%	2.5%	4.5%

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Continuing Operations

For the year ended December 31, 2004, consolidated sales increased $74.9 million (31.6%) over the amount reported for the previous year. This increase is due to a $76.2 million (38.6%) increase in Chassis Group sales coupled with $3.0 million (6.0%) increase in EVTeam sales. Increased sales from the Chassis Group to the EVTeam caused intercompany sales to increase $4.3 million (44.2%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Within the Chassis Group, the motorhome chassis line had a sales increase of $65.8 million (52.2%) over the 2003 fiscal year. The increase was due primarily to an increase in volume, resulting from additional business secured by the Chassis Group from two of its top three customers. Production related to the majority of this additional business began in the middle of the third quarter of 2004. Offsetting some of this market share gain was a softening in motorhome industry sales that began late in the year. Crude oil prices hit record levels, contributing to a drop in consumer confidence levels resulting in lower consumer spending.

The Chassis Group's other primary product line, fire truck chassis, had an increase of $10.0 million (15.5%) in sales for the year ended December 31, 2004 over the year ended December 31, 2003. As the increase in sales indicates, the fire truck market continues to be strong in 2004, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

The increase in EVTeam sales for 2004 was a result of increases at Road Rescue and Crimson Fire Aerial, offset by lower sales at Crimson Fire. The increase at Road Rescue was due to the production ramp up at Road Rescue to a higher run rate. Crimson Fire Aerials sold its first units in 2004, as it was a newly formed corporation in 2003. Crimson Fire's sales were temporarily affected during 2004 by its decision to move production of its E-series product from its Alabama facility to South Dakota and the construction and set-up of its new, more efficient plant in South Dakota.

Gross margin decreased from 14.7% in 2003 to 13.3% in 2004. This decrease is due to a combination of events. The primary driver was increased material costs due to steel surcharges. Steel surcharges were $2.8 million in 2004, though approximately $0.9 million was recovered through price increases to customers In addition, lower margins were recorded by the Chassis Group resulting from favorable pricing given in conjunction with the additional business from two of its customers. Also contributing to the decrease in gross margin were production inefficiencies at Crimson Fire and production ramp-up at Crimson Fire Aerials.

Operating expenses increased by $3.7 million between years to support the increase in sales discussed earlier. However, operating expenses as a percentage of sales decreased from 12.1% for the year ended December 31, 2003 to 10.4% for the year ended December 31, 2004. The percentage decrease was due primarily to the increase in sales levels coupled with a Company focus on keeping the base operating expense level low.

The increase in the Company's income taxes is primarily due to increased earnings before taxes in 2004 when compared to 2003. See Note 6, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings from continuing operations increased from $4.4 million ($0.36 per diluted share) in 2003 to $5.9 million ($0.46 per diluted share) in 2004 as a result of the factors discussed above.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of the Company's majority-owned subsidiary, Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets was accounted for as a discontinued operation. There was no activity related to Carpenter in 2004. The $1.6 million gain on disposal of Carpenter in 2003 is a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

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

Operating expenses decreased minimally between years, but as a percentage of sales grew from 11.0% for the year ended December 31, 2002 to 12.1% for the year ended December 31, 2003, primarily as a result of lower sales volumes. Operating expenses include $0.4 million in operating expenses related to the start up of the Company's new subsidiary, Crimson Aerials.

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

Liquidity and Capital Resources

For the year ended December 31, 2004, cash used in continuing operating activities was approximately $0.7 million, which was a $13.1 million (105.6%) change from the $12.4 million of cash provided by continuing operating activities for the year ended December 31, 2003. The increase in sales during 2004 over 2003 resulted in higher working capital demands and a use of cash during 2004. The cash on hand at December 31, 2003, $2.8 million in proceeds from sales of marketable securities, cash provided from the exercise of stock options of $3.6 million and proceeds from long-term debt of $0.2 million allowed the Company to fund $5.9 million in property, plant and equipment purchases, working capital needs of $0.7 million, $4.3 million in purchases of marketable securities, dividends paid of $2.7 million and $1.0 million in the repurchase of Company stock. The Company's working capital increased by $3.9 million from $40.1 million in 2003 to $44.0 million in 2004. See the "Consolidated Statements of Cash Flows" contained in this Form 10-K for further information regarding the decrease in cash and cash equivalents, from $18.5 million as of December 31, 2003, to $10.5 million as of December 31, 2004. See "Item 6-Selected Financial Data" for a five-year comparison of net working capital.

Shareholders' equity increased approximately $6.4 million to $67.5 million as of December 31, 2004. This change resulted from the $5.9 million in net comprehensive income of the Company and the receipt of $4.2 million from the exercise of stock options including the corresponding tax benefit offset by $2.7 million in dividends paid and $1.0 million for the purchase of Company stock. See the "Consolidated Statements of Shareholders' Equity" contained in this Form 10-K for further information regarding the changes in shareholders' equity.

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. The Company repurchased 137,065 shares through December 31, 2004. Repurchase of common stock is contingent upon market conditions. The Company has not set an expiration date for the completion of this repurchase program. If the Company were to repurchase at current prices the 362,935 shares of stock remaining under the repurchase program, this would cost the Company approximately $3.9 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 31, 2005. This line carries an interest rate equal to the Eurodollar rate (applicable Eurodollar rate at December 31, 2004 was 2.39%) plus an applicable margin ranging from 1.00% to 2.50% depending on the level of leverage maintained by the Company. The Company expects to extend or refinance this line of credit in 2005. There were no borrowings under this line at December 31, 2004 and 2003. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2004, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $0.2 million that carries an interest rate of 1% above the bank's prime rate (prime rate at December 31, 2004 was 5.25%) and has an expiration date of May 31, 2005. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at December 31, 2004 and 2003.

The Company also has a secured mortgage note for $150,000. The mortgage note carries an interest rate of 3.00% and is payable in monthly installments of $834 with the balance due March 1, 2009. This mortgage note is secured by land.

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

Contractual Obligations, Commercial Commitments and Off-Balance Sheet Arrangements

The Company's future contractual obligations for agreements with initial terms greater than one year, including agreements to purchase materials in the normal course of business, are summarized as follows:
	Payments Due by Period (in thousands):
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Long-term Debt	$145	$6	$12	$127	$--

Leases:
Capital	--	--	--	--	--
Operating	2,053	481	883	557	132

Purchase obligations	36,073	36,073	--	--	--

Other long-term liabilities	--	--	--	--	--

Total contractual obligations	$38,271	$36,560	$895	$684	$132

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

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for field retrofit campaigns. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See also Note 11, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements included in this 10-K for further information regarding warranties.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at December 31, 2004, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 8.	Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,463,454	$18,480,770
Marketable securities	1,506,570	--
Accounts receivable, less allowance for doubtful accounts
of $400,000 in 2004 and $408,000 in 2003	32,358,950	19,604,058
Inventories	32,441,712	26,588,065
Deferred tax assets	2,939,456	3,326,847
Taxes receivable	1,956,535	957,879
Other current assets	1,548,806	1,440,744
Total current assets	83,215,483	70,398,363

Property, plant and equipment, net	18,238,884	14,783,965
Goodwill	4,543,422	4,543,422
Deferred tax assets	870,000	1,617,000
Other assets	44,921	39,344
TOTAL ASSETS	$106,912,710	$91,382,094

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$19,247,899	$15,066,541
Accrued warranty	3,670,761	2,538,204
Accrued compensation and related taxes	3,264,737	2,746,117
Accrued vacation	1,087,414	1,020,437
Deposits from customers	8,588,134	6,796,949
Other current liabilities and accrued expenses	3,397,389	2,093,642
Current portion of long-term debt	5,713	--
Total current liabilities	39,262,047	30,261,890

Long-term debt, less current portion	139,545	--

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized; issued
12,532,909 shares and 12,198,112 shares as of December 31, 2004
and 2003, respectively	125,329	121,981
Additional paid in capital	36,210,602	32,228,967
Retained earnings	31,182,253	28,769,256
Accumulated other comprehensive loss	(7,066)	--
Total shareholders' equity	67,511,118	61,120,204
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$106,912,710	$91,382,094

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2004	2003	2002

Sales	$312,270,384	$237,371,906	$259,527,274
Cost of products sold	270,891,827	202,523,597	213,529,881
Gross profit	41,378,557	34,848,309	45,997,393

Operating expenses:
Research and development	7,943,487	7,069,784	7,151,688
Selling, general and administrative	24,450,503	21,604,659	21,532,148
Operating income	8,984,567	6,173,866	17,313,557

Other income (expense):
Interest expense	(366,183)	(330,346)	(347,803)
Miscellaneous, net	575,340	(98,973)	438,404
Earnings from continuing operations before taxes on income	9,193,724	5,744,547	17,404,158

Taxes on income	3,312,000	1,304,500	5,969,000
Net earnings from continuing operations	5,881,724	4,440,047	11,435,158

Discontinued operations:
Gain on disposal of Carpenter, (including applicable
income tax benefit of $1,668,000 and $185,000 in
2003 and 2002, respectively)	--	1,609,068	269,314
Net earnings	$5,881,724	$6,049,115	$11,704,472

Basic net earnings per share:
Net earnings from continuing operations	$0.48	$0.37	$1.00
Gain from discontinued operations:
Gain on disposal of Carpenter	--	0.13	0.02
Basic net earnings per share	$0.48	$0.50	$1.02

Diluted net earnings per share:
Net earnings from continuing operations	$0.46	$0.36	$0.95
Gain from discontinued operations:
Gain on disposal of Carpenter	--	0.13	0.02
Diluted net earnings per share	$0.46	$0.49	$0.97

Basic weighted average common shares outstanding	12,351,000	12,123,000	11,492,000

Diluted weighted average common shares outstanding	12,743,000	12,434,000	12,013,000

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2004, 2003 AND 2002
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2002	10,722,142	$107,221	$21,133,937	$15,670,885	$--	$36,912,043

Stock options exercised and related tax benefit	1,303,700	13,037	9,589,390	--		9,602,427
Dividends paid ($0.16 per share)	--	--	--	(1,837,481)		(1,837,481)
Other	--	--	53,000	--		53,000
Net earnings	--	--	--	11,704,472		11,704,472
Balance at December 31, 2002	12,025,842	120,258	30,776,327	25,537,876	--	56,434,461

Purchase and constructive retirement of stock	(57,065)	(571)	(148,940)	(348,635)		(498,146)
Stock options exercised and related tax benefit	229,335	2,294	1,601,580	--		1,603,874
Dividends paid ($0.20 per share)	--	--	--	(2,469,100)		(2,469,100)
Net earnings	--	--	--	6,049,115		6,049,115
Balance at December 31, 2003	12,198,112	121,981	32,228,967	28,769,256	--	61,120,204

Purchase and constructive retirement of stock	(80,000)	(800)	(215,222)	(731,830)		(947,852)
Stock options exercised and related tax benefit	414,797	4,148	4,196,857	--		4,201,005
Dividends paid ($0.22 per share)	--	--	--	(2,736,897)		(2,736,897)
Comprehensive income:
Net earnings	--	--	--	5,881,724		5,881,724
Other comprehensive items:
Unrealized loss on marketable securities	--	--	--	--	(7,066)	(7,066)
Total comprehensive income						5,874,658
Balance at December 31, 2004	12,532,909	$125,329	$36,210,602	$31,182,253	$(7,066)	$67,511,118

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net earnings from continuing operations	$5,881,724	$4,440,047	$11,435,158
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,309,569	2,022,583	1,884,711
Loss on disposal of assets	76,527	494,400	4,022
Tax benefit from stock options exercised	588,000	384,000	2,413,000
Deferred taxes (credit)	1,134,391	(178,522)	195,780
Other	--	--	53,000
Decrease (increase) in operating assets:
Accounts receivable	(12,754,892)	9,219,127	(3,048,308)
Inventories	(5,853,647)	(1,382,615)	(1,617,637)
Taxes receivable	(998,656)	(957,879)	--
Other assets	(113,639)	(49,333)	294,924
Increase (decrease) in operating liabilities:
Accounts payable	4,181,358	(873,323)	2,089,682
Accrued warranty	1,132,557	(230,185)	(741,927)
Taxes on income	--	(1,412,210)	170,885
Accrued compensation and related taxes	518,620	(1,485,896)	2,491,450
Accrued vacation	66,977	(196,750)	98,987
Deposits from customers	1,791,185	2,698,738	291,026
Other current liabilities and accrued expenses	1,303,747	(107,831)	(29,897)
Total adjustments	(6,617,903)	7,944,304	4,549,698
Net cash provided by (used in) continuing operating activities	(736,179)	12,384,351	15,984,856
Net cash provided by (used in) discontinued operating activities	--	1,907,664	(286,923)
Net cash provided by (used in) operating activities	(736,179)	14,292,015	15,697,933

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,862,739)	(2,151,612)	(5,758,029)
Proceeds from sale of property, plant and equipment	21,724	6,100	2,083
Purchases of investments	(4,313,636)	--	--
Proceeds from sale of investments	2,800,000	--	--
Net cash used in investing activities	(7,354,651)	(2,145,512)	(5,755,946)

Cash flows from financing activities:
Proceeds from long-term debt	150,000	--	--
Payments on long-term debt	(4,742)	--	(11,405,079)
Net proceeds from exercise of stock options	3,613,005	1,219,874	7,189,427
Purchase of treasury stock	(947,852)	(498,146)	--
Payment of dividends	(2,736,897)	(2,469,100)	(1,837,481)
Net cash provided by (used in) financing activities	73,514	(1,747,372)	(6,053,133)
Net increase (decrease) in cash and cash equivalents	(8,017,316)	10,399,131	3,888,854
Cash and cash equivalents at beginning of year	18,480,770	8,081,639	4,192,785
Cash and cash equivalents at end of year	$10,463,454	$18,480,770	$8,081,639

Supplemental disclosures: Cash paid for interest was $366,000, $329,000 and $322,000 for 2004, 2003 and 2002, respectively.
Cash paid for income taxes was $2,758,000, $1,968,000 and $2,884,000 for 2004, 2003 and 2002, respectively.

See Accompanying Notes to Consolidated Financial Statements.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its four wholly owned subsidiaries: Spartan Chassis, Inc., Crimson Fire, Inc., Crimson Fire Aerials, Inc. and Road Rescue, Inc. Crimson Fire, Inc. was created via the merger of the Company's wholly owned subsidiaries, Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc., on January 1, 2003. Carpenter Industries, Inc. ("Carpenter") was formerly a 57.6% owned subsidiary that, effective September 29, 2000, was accounted for as a discontinued operation (see Note 12). All intercompany transactions have been eliminated.

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

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents include cash on hand, cash on deposit and money market funds. The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Marketable Securities are classified as available-for-sale securities and are reported at fair value, with offsetting adjustments to shareholders' equity, net of tax, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of marketable securities is determined based on quoted market prices.

Accounts Receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Historically, such losses consistently have been within management's expectations.

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

During the third quarter of 2004, the Company modified its methodology for recognizing reserves for excess and obsolete inventory to better match required reserves with its specific inventory components. Prior to this change, the Company primarily utilized a general write-off percentage applied to total inventories to calculate required reserves. This methodology had become outdated based on changes in business circumstances that now resulted in a greater proportion of inventory being assigned to specific orders in a current production period. The change in methodology decreased recorded inventory reserves by $645,000 at the date of revision.

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

Goodwill. As of January 1, 2002, the Company adopted the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. In the first quarter of 2002, the Company completed the initial impairment test of goodwill and completed the required annual impairment test as of October 1, thereafter. Based upon the estimated fair values of the Company's reporting units using a discounted cash flows valuation, no goodwill was evaluated as impaired. The goodwill of the Company all relates to the EVTeam business segment.

Warranties. - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 11, Commitments and Contingent Liabilities, for further information regarding warranties.

Taxes on Income. The Company recognizes income tax expense in accordance with SFAS No. 109, Accounting for Income Taxes. A deferred tax liability or asset is recognized for the estimated future tax effects attributable to temporary differences as measured by provisions of enacted tax laws, and is subject to ongoing assessment of realizability.

Earnings Per Share. Basic earnings (loss) per share represents net earnings (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share represents net earnings (loss) outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period. The effect of dilutive stock options was 392,000, 311,000 and 521,000 shares in 2004, 2003 and 2002, respectively. For 2004, 2003 and 2002, 52,000, 612,000 and 285,000 shares related to stock option plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

Stock Options. At December 31, 2004, the Company has key employee, director and outside market advisor stock option plans, which are described in more detail in Note 10. The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the years ended December 31, 2004, 2003 and 2002, would have been the pro forma amounts indicated below.
	Year Ended December 31,
	2004	2003	2002
Net earnings
As reported	$5,881,724	$6,049,115	$11,704,472
Deduct: Compensation expense - fair value method	(2,747,275)	(2,414,899)	(2,635,493)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	534,633	185,444	1,149,669
Pro forma	$3,669,082	$3,819,660	$10,218,648

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Options (continued).
	Year Ended December 31,
	2004	2003	2002
Basic net earnings per share
As reported	$0.48	$0.50	$1.02
Pro forma	0.30	0.32	0.89

Diluted net earnings per share
As reported	$0.46	$0.49	$0.97
Pro forma	0.29	0.31	0.84

The estimated fair value of options granted was $5.18, $4.88 and $5.52 per share in 2004, 2003 and 2002, respectively. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2004	2%	54.4%	3.60%	5 years
2003	1%	58.3%	3.23%	5 years
2002	1%	57.7%	3.12%	5 years

New and Pending Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative. The Company is required to adopt SFAS No. 123R no later than July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the Company's consolidated results of operations, but will not affect the Company's consolidated financial position. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and expects that the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 disclosed in the Stock Options section above.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs an amendment of ARB No. 43, Chapter 4. SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - MARKETABLE SECURITIES

A summary of the Company's marketable securities is presented in the table below.
	December 31, 2004
	Cost	Gross Unrealized Loss	Fair Value

U.S. Treasury	$1,513,636	$(7,066)	$1,506,570

TOTAL	$1,513,636	$(7,066)	$1,506,570

The marketable security held at December 31, 2004 matures in 2007 and can be sold at any time without restriction. The Company computes gains and losses on dispositions of marketable securities using the specific identification method. There were no realized gains or losses during 2004, 2003 and 2002, respectively. The Company recognized investment income from marketable securities of approximately $26,000 during 2004. No marketable securities were held at December 31, 2003.

NOTE 3 - INVENTORIES
Inventories are summarized as follows:	December 31,
	2004	2003

Finished goods	$6,079,748	$5,902,783
Work in process	6,494,250	5,203,881
Raw materials and purchased components	22,107,721	17,715,999
Obsolescence reserve	(2,240,007)	(2,234,598)

TOTAL	$32,441,712	$26,588,065

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment is summarized by major classifications as follows:
	December 31,
	2004	2003

Land and improvements	$1,450,762	$1,181,343
Buildings and improvements	18,340,447	15,868,732
Plant machinery and equipment	7,672,816	6,254,505
Furniture and fixtures	9,367,324	8,245,688
Vehicles	1,715,351	1,477,478
Construction in process	--	119,487

TOTAL	38,546,700	33,147,233
Less accumulated depreciation	(20,307,816)	(18,363,268)

PROPERTY, PLANT AND EQUIPMENT, NET	$18,238,884	$14,783,965

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2004, 2003 and 2002 was $744,000, $960,000 and $1,087,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $481,000 in 2005; $466,000 in 2006; $417,000 in 2007; $363,000 in 2008; $194,000 in 2009; and $132,000 thereafter.

NOTE 6 - TAXES ON INCOME

Income tax expense (credit) attributable to continuing operations is summarized as follows:
	Year Ended December 31,
	2004	2003	2002
Current:
Federal	$2,166,000	$1,802,522	$5,867,570
State	11,609	(319,500)	(94,350)
Total current	2,177,609	1,483,022	5,773,220
Deferred (credit):
Federal	1,100,000	(244,522)	183,430
State	34,391	66,000	12,350
Total deferred	1,134,391	(178,522)	195,780

TOTAL PROVISION FOR INCOME TAXES	$3,312,000	$1,304,500	$5,969,000

Current taxes on income are further reduced by tax benefits associated with the exercise of stock options under the plans described in Note 10. This reduction totaled $0.6 million in 2004, $0.4 million in 2003 and $2.4 million in 2002 and was recognized as an adjustment of additional paid in capital.

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings before taxes on income from continuing operations and the actual tax expense, are as follows:
	Year Ended December 31,
	2004		2003		2002
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$3,126,000	34.00%	$1,953,000	34.00%	$5,917,000	34.00%
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses	76,000	0.83	68,000	1.18	53,000	0.30
State tax expense	(243,000)	(2.64)	(167,000)	(2.91)	(54,000)	(0.31)
Adjustment of valuation allowance on state net operating loss carryforward	274,000	2.98
Adjustment of valuation allowance on charitable contribution carryforward	566,000	6.16	--	--	--	--
Reversal of prior year tax accruals	(409,000)	(4.45)	(150,000)	(2.61)	--	--
Adjustment of valuation allowance on capital loss carryforward	(103,000)	(1.12)	(500,500)	(8.71)	--	--
Other	25,000	0.26	101,000	1.76	53,000	0.31
TOTAL	$3,312,000	36.02%	$1,304,500	22.71%	$5,969,000	34.30%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - TAXES ON INCOME (Continued)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2004	2003
Current asset (liability):
Additional capitalized inventory costs	$134,000	$133,000
Vacation accrual	385,000	358,000
Warranty reserve	1,341,000	927,000
Inventory allowance	781,000	770,000
Allowance for doubtful accounts	132,000	136,000
Charitable contribution carryover	821,000	569,000
Valuation allowance for charitable contribution carryover	(566,000)	--
Capital loss carryforward	9,494,000	10,097,000
Valuation allowance for capital loss carryforward	(9,494,000)	(9,596,500)
State tax net operating loss carryforward	274,000	--
Valuation allowance for state tax net operating loss carryforward	(274,000)	--
Other	(88,544)	(66,653)

TOTAL	$2,939,456	$3,326,847

Noncurrent asset (liability):
Charitable contribution carryover	$1,000,000	$1,517,000
Other	(130,000)	100,000

TOTAL	$870,000	$1,617,000

In 2000, the Company's loss on its investment in the stock of Carpenter generated a capital loss of $29.7 million. Since the Company had no capital gains to offset against the capital loss, the Company recorded a valuation allowance that reserved in full the deferred tax asset related to this loss carryforward. In 2004, the Company entered into an agreement to dispose of a building in Mexico, which generated a capital gain. Therefore, the Company reduced its valuation allowance for the amount that was realized on that gain. The remaining capital losses can be carried forward through 2005 and during that time future capital gains, up to $27.9 million, would be offset by them.

At December 31, 2004, the Company had charitable contribution carryovers of $5.0 million and state tax net operating loss carryforwards of $0.4 million that begin expiring in 2005 and 2017, respectively. In 2004, the Company adjusted its valuation allowances for two of its deferred tax assets in accordance with SFAS No. 109. First, the Company adjusted its valuation allowance for $0.6 million for a charitable contribution carryover expiring in 2005. In addition, the Company also adjusted its valuation allowance for $0.3 million for state tax net operating loss carryforwards.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Long-term debt consists of the following:
December 31, 2004
Mortgage note payable to Brandon Revolving Loan Foundation,
which requires monthly installments of $834 including interest
at 3%; due March 1, 2009; collateralized by land	$145,258
145,258
Less current portion of long-term debt	(5,713)
TOTAL	$139,545

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 31, 2005. This line carries an interest rate equal to the Eurodollar rate (applicable Eurodollar rate at December 31, 2004 was 2.39%) plus an applicable margin ranging from 1.00% to 2.50% depending on the level of leverage maintained by the Company. There were no borrowings under this line at December 31, 2004 and 2003. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2004 and 2003, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $0.2 million. This line carries an interest rate of 1% above the bank's prime rate (5.25% at December 31, 2004) and has an expiration date of May 31, 2005. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings on this line at December 31, 2004 and 2003.

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two Chassis customers classified as major customers in 2004 and three in 2003 and 2002, as follows:
	2004		2003		2002
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

A	$92,139,000	$5,196,000	$62,093,000	$2,138,000	$47,973,000	$2,506,000
B	$68,624,000	$9,697,000	$25,794,000	$2,303,000	$42,234,000	$4,019,000
C	--	--	$26,307,000	$4,313,000	$22,240,000	$4,057,000

NOTE 9 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all employees who meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were $561,000, $396,000 and $390,000 in 2004, 2003 and 2002, respectively. The Company's policy is to fund plan costs accrued.

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

Activity for the years ended December 31, 2004, 2003 and 2002 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 2002	$1.69 - $14.50	$6.82	2,805,410

Options granted	$5.91 - $15.32	$11.42	498,980
Options exercised	$1.69 - $14.50	$5.52	(1,303,700)
Options expired	$3.95 - $14.50	$11.51	(99,760)

Balance at December 31, 2002	$1.69 - $15.32	$8.57	1,900,930

Options granted	$8.25 - $11.14	$9.99	517,445
Options exercised	$2.06 - $8.80	$5.32	(229,335)
Options expired	$3.95 - $14.50	$13.68	(156,125)

Balance at December 31, 2003	$1.69 - $15.32	$8.90	2,032,915

Options granted	$9.95 - $14.09	$11.93	544,005
Options exercised	$3.95 - $13.25	$8.71	(414,797)
Options expired	$3.95 - $13.25	$12.60	(135,820)

Balance at December 31, 2004	$1.69 - $15.32	$9.51	2,026,303

The following table summarizes information regarding stock options outstanding at December 31, 2004 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/04	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/04	Weighted- Average Exercise Price

$1.69 - $1.69	10,500	6.0	$1.69	10,500	$1.69
$3.95 - $5.75	254,295	5.3	$4.72	254,295	$4.72
$6.13 - $9.18	454,784	2.7	$7.29	454,784	$7.29
$9.24 - $13.25	1,285,724	8.9	$11.25	1,285,724	$11.25
$14.09 - $15.32	21,000	7.9	$15.11	21,000	$15.11
	2,026,303	7.1	$9.53	2,026,303	$9.53

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. At December 31, 2004 and 2003, the Company had outstanding letters of credit totaling $0.2 million.

At December 31, 2004, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on December 31, 2004 was approximately $0.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results and cash flows.

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

Changes in the Company's warranty liability during the years ended December 31, 2004 and 2003 were as follows:
	2004	2003

Balance of accrued warranty at January 1	$2,538,204	$2,768,389

Warranties issued during the period	2,472,418	1,538,118

Cash settlements made during the period	(3,116,234)	(2,664,373)

Changes in liability for pre-existing warranties during the period, including expirations	1,776,373	896,070

Balance of accrued warranty at December 31	$3,670,761	2,538,204

As a result of a study completed in the third quarter of 2004, the Company adjusted its methodology of recognizing warranty accruals to incorporate historical lag experience for such costs into the calculation to better match expenses with related revenues. The prior methodology only considered average warranty costs per known claims and did not consider the timing of claims over the warranty period. The change in methodology increased recorded accruals by $515,000 at the date of revision.

NOTE 12 - DISCONTINUED OPERATIONS

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment is as follows (amounts in thousands):

Year Ended December 31, 2004
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$191,843			$191,843
Fire truck chassis sales	74,752		$(13,950)	60,802
EVTeam product sales	--	$52,281	--	52,281
Other sales	7,344	--	--	7,344
Total Net Sales	$273,939	$52,281	$(13,950)	$312,270
Interest expense	$9	$883	$(526)	$366
Depreciation expense	896	988	426	2,310
Income tax expense	6,170	(2,467)	(391)	3,312
Segment earnings (loss) from
continuing operations	11,345	(5,290)	(173)	5,882
Segment assets	45,545	41,130	20,238	106,913

Year Ended December 31, 2003
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$126,048			$126,048
Fire truck chassis sales	64,721		$(9,673)	55,048
EVTeam product sales	--	$49,332	--	49,332
Other sales	6,944	--	--	6,944
Total Net Sales	$197,713	$49,332	$(9,673)	$237,372
Interest expense	$106	$624	$(400)	$330
Depreciation expense	840	749	434	2,023
Income tax expense	4,800	(2,493)	(1,002)	1,305
Segment earnings (loss) from
continuing operations	8,432	(4,137)	145	4,440
Discontinued operations	--	--	1,609	1,609
Segment earnings (loss)	8,432	(4,137)	1,754	6,049
Segment assets	30,521	33,982	26,879	91,382

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

Foreign sales are not significant.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2004 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$62,105,099	$78,205,924	$91,667,562	$80,291,799

Gross profit	9,258,724	11,412,678	11,160,413	9,546,742

Net earnings from continuing operations	1,326,075	2,266,809	1,894,140	394,700

Basic net earnings per share	0.11	0.18	0.15	0.03

Diluted net earnings per share	0.11	0.18	0.15	0.03

During the three-month period ended September 30, 2004, the Company decreased its allowance for obsolete inventory by $645,000 and increased its liability for outstanding warranties by $515,000 as a result of a study of current production requirements and historical warranty experience related to these items.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 17, 2005

Exhibit 23 - Consent of Independent Registered Public Accounting Firm

We consent to the incorporation by reference in the Registration Statements (Form S-8 Nos. 333-69028, 333-98083, 333-111887 and 333-111888, and Form S-3 No. 333-25357) pertaining to various stock option and incentive plans of Spartan Motors, Inc. of our report dated February 17, 2005, with respect to the consolidated financial statements and schedule of Spartan Motors, Inc. and subsidiaries, included in the Annual Report (Form 10-K) for the year ended December 31, 2004.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 11, 2005

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

No disclosure required.

Item 9A.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2004. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of December 31, 2004. During the Company's last fiscal quarter, there was no change in the Company's internal controls over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

As permitted under SEC Release No. 34-50754 of November 30, 2004, the Company has not filed with this annual report the Management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related Attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K. The Company intends to file an amendment to this annual report not later than 45 days after the date of this report to include the Management's annual report on internal control over financial reporting required by Item 308(a) of Regulation S-K and the related Attestation report of the registered public accounting firm, required by Item 308(b) of Regulation S-K.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions "Spartan Motors' Board of Directors and Executive Officers," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2005, and is herein incorporated by reference.

The Company has adopted a Code of Ethics applicable to its Chief Executive Officer and financial officers, including its Chief Financial Officer. This Code of Ethics is posted on the Company's website at www.spartanmotors.com. Any amendment to or waiver from this Code of Ethics will be disclosed on the Company's website.
Item 11.	Executive Compensation.

The information required by this item is contained under the captions "Compensation of Directors" and "Executive Compensation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2005, and is herein incorporated by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 24, 2005, and is herein incorporated by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2004.

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,026,303	$9.50	206,875	(4)
Equity compensation plans not approved by security holders(2)	--	N/A	25,000
Total (3)	2,026,303	$9.50	231,875	(4)

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
(4)          Of this amount, 84,500 shares could be issued as restricted stock awards under the 1996 Plan.

Item 13.	Certain Relationships and Related Transactions.

The information required by this item, if any, is contained under the caption "Spartan Motors' Board of Directors and Executive Officers" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 24, 2005, and is herein incorporated by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item, is contained under the caption "Ernst & Young's Fees" in the definitive proxy statement for the Company's annual meeting of shareholders to be held on May 24, 2005, and is herein incorporated by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:
Consolidated Balance Sheets - December 31, 2004 and December 31, 2003

Consolidated Statements of Income - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows - Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements - December 31, 2004

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

3.2

Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated herein by reference.

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

21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
24	Limited Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

_________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1165 Reynolds Road, Charlotte, Michigan 48813.

Item 15(b).	Reports on Form 8-K.

The Company filed the following Current Reports on Form 8-K during the fourth quarter of 2004:

Date of Report	Filing Date	Item(s) Reported

October 28, 2004	October 28, 2004

Under Items 7.01 and 9.01, this Form 8-K included a press release that announced the Company's regular dividend and special dividend to be paid on December 15, 2004 to shareholders of record as of November 15, 2004.

October 28, 2004	October 28, 2004

Under Items 2.02 and 9.01, this Form 8-K included a press release that announced the Company's financial results for the third quarter and first nine months of 2004 and included condensed income statements for the three-month and nine-month periods ended September 30, 2004 and 2003.

December 20, 2004	December 21, 2004	Under Items 7.01 and 9.01, this Form 8-K included a press release introducing the Company's life-like computerized video presentation for investors.

          These Forms 8-K are considered to have been "furnished" but not "filed" with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN MOTORS, INC.

March 16, 2005	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 16, 2005	By	/s/ John E. Sztykiel
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 16, 2005	By	/s/ Richard J. Schalter
Richard J. Schalter, Director

March 16, 2005	By	/s/ William F. Foster*
William F. Foster, Director

March 16, 2005	By
George Tesseris, Director

March 16, 2005	By	/s/ David R. Wilson*
David R. Wilson, Director

March 16, 2005	By	/s/ Charles E. Nihart*
Charles E. Nihart, Director

March 16, 2005	By	/s/ Kenneth Kaczmarek*
Kenneth Kaczmarek, Director

	*By	/s/ James W. Knapp
James W. Knapp Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E
Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2004:

Allowance for doubtful accounts	$408,000	$32,324	$--	$40,324	$400,000

Obsolescence reserve	2,234,598	1,372,768	--	1,367,359	2,240,007

Accrued warranty	2,538,204	4,248,791	--	3,116,234	3,670,761

Valuation allowance for deferred tax assets	9,596,500	840,000	--	102,500	10,334,000

Year ended December 31, 2003:

Allowance for doubtful accounts	$365,000	$318,000	$--	$275,000	$408,000

Obsolescence reserve	1,912,573	2,345,948	--	2,023,923	2,234,598

Accrued warranty	2,768,389	2,434,188	--	2,664,373	2,538,204

Valuation allowance for deferred tax assets	10,097,000	--	--	500,500	9,596,500

Year ended December 31, 2002:

Allowance for doubtful accounts	$446,000	$176,000	$--	$257,000	$365,000

Obsolescence reserve	1,512,274	1,224,508	--	824,209	1,912,573

Accrued warranty	3,510,316	2,090,612	--	2,832,539	2,768,389

Valuation allowance for deferred tax assets	10,097,000	--	--	--	10,097,000

EXHIBIT INDEX

Exhibit Number	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and incorporated herein by reference.

3.2

Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003, and incorporated herein by reference.

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

21	Subsidiaries of Registrant.
23	Consent of Independent Auditors.
24	Limited Powers of Attorney
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act.

*Management contract or compensatory plan or arrangement.