Form 10-Q
period 2005-03-31
SPARTAN MOTORS INC
filed 2005-05-10
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2005	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2005

Common stock, $.01 par value	12,461,014 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	March 31, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$8,386,797	$10,463,454
Marketable securities	1,490,625	1,506,570
Accounts receivable, less allowance for
doubtful accounts of $366,000 in 2005
and $400,000 in 2004	37,036,052	32,358,950
Inventories	36,636,764	32,441,712
Deferred income tax assets	2,939,456	2,939,456
Taxes receivable	706,503	1,956,535
Other current assets	1,255,724	1,548,806
Total current assets	88,451,921	83,215,483

Property, plant, and equipment, net	18,388,827	18,238,884
Goodwill	4,543,422	4,543,422
Deferred income tax assets	870,000	870,000
Other assets	44,381	44,921
Total assets	$112,298,551	$106,912,710

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	March 31, 2005	December 31, 2004
	(Unaudited)	(Audited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,124,222	$19,247,899
Accrued warranty	3,959,085	3,670,761
Accrued compensation and related taxes	2,457,249	3,264,737
Accrued vacation	1,234,323	1,087,414
Deposits from customers	9,615,158	8,588,134
Other current liabilities and accrued expenses	4,029,696	3,397,389
Current portion of long-term debt	5,757	5,713
Total current liabilities	43,425,490	39,262,047

Long-term debt, less current portion	138,558	139,545

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,460,489 and
12,532,909 shares in 2005 and 2004, respectively	124,605	125,329
Additional paid in capital	36,162,710	36,210,602
Retained earnings	32,468,836	31,182,253
Accumulated other comprehensive loss	(21,648)	(7,066)
Total shareholders' equity	68,734,503	67,511,118
Total liabilities and shareholders' equity	$112,298,551	$106,912,710

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2005	2004

Sales	$88,901,133	$62,105,099
Cost of products sold	77,167,143	52,846,375
Gross profit	11,733,990	9,258,724

Operating expenses:
Research and development	2,254,303	1,788,459
Selling, general and administrative	6,319,691	5,664,855
Operating income	3,159,996	1,805,410

Other income (expense):
Interest expense	(46,057)	(103,218)
Interest and other income	161,584	105,923
Earnings before taxes on income	3,275,523	1,808,115

Taxes on income	1,229,705	482,040
Net earnings	2,045,818	1,326,075

Basic net earnings per share	$0.16	$0.11

Diluted net earnings per share	$0.16	$0.11

Basic weighted average common shares outstanding	12,497,000	12,228,000

Diluted weighted average common shares outstanding	12,784,000	12,563,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2005	12,532,909	$125,329	$36,210,602	$31,182,253	$(7,066)	$67,511,118

Net proceeds from exercise
of stock options, including related
income tax benefit	27,580	276	242,108	--	--	242,384
Purchase and constructive retirement of stock	(100,000)	(1,000)	(290,000)	(759,235)	--	(1,050,235)
Comprehensive income:
Net earnings	--	--	--	2,045,818	--	2,045,818
Other comprehensive items:
Unrealized loss on
marketable securities	--	--	--	--	(14,582)	(14,582)
Total comprehensive income						2,031,236
Balance at March 31, 2005	12,460,489	$124,605	$36,162,710	$32,468,836	(21,648)	$68,734,503

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net earnings from operations	$2,045,818	$1,326,075
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	619,798	542,613
Loss on sales of property, plant and equipment	--	6,599
Tax benefit from stock options exercised	36,000	73,000
Deferred income taxes	--	500,500
Decrease (increase) in operating assets:
Accounts receivable	(4,677,102)	(4,989,457)
Inventories	(4,195,052)	(2,606,904)
Taxes receivable	1,250,032	(100,469)
Other assets	294,985	147,706
Increase (decrease) in operating liabilities:
Accounts payable	2,876,323	2,781,253
Accrued warranty	288,324	(196,779)
Accrued compensation and related taxes	(807,488)	(817,775)
Accrued vacation	146,909	127,755
Deposits from customers	1,027,024	3,558,561
Other current liabilities and accrued expenses	632,307	(192,212)
Total adjustments	(2,507,940)	(1,165,609)
Net cash provided by (used in) operating activities	(462,122)	160,466

Cash flows from investing activities:
Purchases of property, plant and equipment	(769,741)	(1,381,424)
Net cash used in investing activities	(769,741)	(1,381,424)

Cash flows from financing activities:
Proceeds from long-term debt	--	150,000
Payments on long-term debt	(943)	--
Purchase and retirement of stock	(1,050,235)	--
Proceeds from the exercise of stock options	206,384	417,361
Net cash provided by (used in) financing activities	(844,794)	567,361
Net decrease in cash and cash equivalents	(2,076,657)	(653,597)
Cash and cash equivalents at beginning of period	10,463,454	18,480,770
Cash and cash equivalents at end of period	$8,386,797	$17,827,173

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2005 and the results of operations and cash flows for the three-month periods ended March 31, 2005 and 2004.

Note 3

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	March 31, 2005	December 31, 2004

Finished goods	$5,834,092	$6,079,748
Work in process	10,323,642	6,494,250
Raw materials and purchased components	23,110,458	22,107,721
Obsolescence reserve	(2,631,428)	(2,240,007)
	$36,636,764	$32,441,712

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

Changes in the Company's warranty liability were as follows:

For the three months ended March 31:

	2005	2004

Balance of accrued warranty at January 1	$3,670,761	$2,538,204

Warranties issued during the period	664,513	460,916

Cash settlements made during the period	(673,391)	(677,023)

Changes in liability for pre-existing warranties
during the period, including expirations	297,202	19,328

Balance of accrued warranty at March 31	$3,959,085	$2,341,425

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on March 31, 2005 was $0.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The effective income tax rate in the first quarter of 2005 was 37.5%. The components of this effective tax rate are a federal tax rate of 35.4% and a state tax rate of 2.1%. The 2005 effective federal tax rate is consistent with the federal statutory tax rate. The Company's effective income tax rate of 26.7% for the first quarter of 2004 differs from the federal statutory rate of 34.0% primarily due to a reduction in the valuation allowance previously provided against a capital loss carryforward resulting from the recognition of a capital gain on disposal of a Company building in Mexico.

Note 8

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three months ended March 31, 2005 and 2004 would have been the pro forma amounts indicated below.

	Three Months Ended March 31,
	2005	2004
Net earnings
As reported	$2,045,818	$1,326,075
Deduct: Compensation expense - fair value method	(12,605)	(12,482)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	37,149	75,125
Pro forma	$2,070,362	$1,388,718

Basic net earnings per share
As reported	$0.16	$0.11
Pro forma	0.17	0.11

Diluted net earnings per share
As reported	$0.16	$0.11
Pro forma	0.16	0.11

Note 9

Sales and other financial information by business segment are as follows (amounts in thousands):

Three Months Ended March 31, 2005

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$59,386			$59,386
Fire truck chassis sales	16,690		$(3,368)	13,322
EVTeam product sales		$13,728		13,728
Other sales	2,465			2,465
Total Net Sales	$78,541	$13,728	$(3,368)	$88,901
Interest expense		226	(180)	46
Depreciation expense	222	290	108	620
Income tax expense (credit)	1,862	(542)	(90)	1,230
Segment earnings (loss)	3,412	(1,058)	(308)	2,046
Segment assets	51,655	42,553	18,091	112,299

Three Months Ended March 31, 2004

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$35,851			$35,851
Fire truck chassis sales	17,442		$(4,736)	12,706
EVTeam product sales	-	$12,075	-	12,075
Other sales	1,473	-	-	1,473
Total Net Sales	$54,766	$12,075	$(4,736)	$62,105
Interest expense	2	210	(109)	103
Depreciation expense	214	224	105	543
Income tax expense (credit)	1,343	(603)	(258)	482
Segment earnings (loss)	2,387	(999)	(62)	1,326
Segment assets	35,923	38,299	24,387	98,609

Note 10

New and Pending Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative. The Company is required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company is currently evaluating the requirements of SFAS No. 123R and expects that adoption of SFAS No. 123R will have a material impact on the Company's consolidated results of operations, but will not affect the Company's consolidated financial position. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R, and expects that the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123 as disclosed in Note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2005 compared to the three-month period ended March 31, 2004. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of income, on an actual basis, as a percentage of sales:

	Three Months Ended March 31,
	2005	2004

Sales	100.0%	100.0%
Cost of product sold	86.8%	85.1%
Gross profit	13.2%	14.9%
Operating expenses:
Research and development	2.5%	2.9%
Selling, general, and administrative	7.1%	9.1%
	3.6%	2.9%
Other income (expense)	0.1%	0.0%
Earnings before taxes on income	3.7%	2.9%
Taxes on income	1.4%	0.8%
Net earnings	2.3%	2.1%

Quarter Ended March 31, 2005, Compared to the Quarter Ended March 31, 2004

For the three months ended March 31, 2005, consolidated sales increased $26.8 million (43.1%) to $88.9 million, from $62.1 million in the first quarter of 2004. Chassis Group sales for this period increased by $23.8 million (43.4%) to $78.5 million, from $54.7 million in the first quarter of 2004. The majority of this increase was due to higher sales of motorhome chassis. During the first quarter of 2005, motorhome chassis sales were $23.5 million (65.6%) higher than in the first quarter of 2004. This increase was primarily due to the fact that the Chassis Group had secured additional business from its top two customers.

Fire truck chassis sales in the first quarter of 2005 were down $0.8 million (4.3%) over the same period of 2004. Although fire truck chassis sales were down slightly, the fire truck market continues to be strong in 2005, with a focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales increased by $1.7 million (13.7%) during the first quarter of 2005 compared with the prior year's first quarter. An increase in sales at Road Rescue and Crimson Fire Aerials was offset by lower sales at Crimson Fire. The increase at Road Rescue was due to the production ramp up at Road Rescue to a higher run rate. Crimson Fire Aerials, a newly formed corporation in 2003, did not have any sales in the first quarter of 2004. Crimson Fire's sales were slightly lower due to a production schedule that included an unusually high number of complex Star Series trucks during the first quarter of 2005.

Gross margin decreased from 14.9% for the quarter ended March 31, 2004 to 13.2% for the same period of 2005. This decrease is due primarily to the steel surcharges experienced by the Company during 2005. In addition, lower margins were recorded by the Chassis Group resulting from favorable pricing given in conjunction with the additional business from two of its customers.

Operating expenses as a percentage of sales decreased from 12.0% for the first quarter of 2004 to 9.6% for the first quarter of 2005. This decrease is primarily due to higher sales levels coupled with the Company's efforts to better leverage systems across all of its subsidiaries, a continued focus on keeping the base operating expense level low and efforts to control costs.

The effective income tax rate in the first quarter of 2005 was 37.5%. The components of this effective tax rate are a federal tax rate of 35.4% and a state tax rate of 2.1%. The 2005 effective federal tax rate is consistent with the federal statutory tax rate. The Company's effective income tax rate of 26.7% for the three months ended March 31, 2004 differs from the federal statutory rate of 34.0% primarily due to a reduction in the valuation allowance previously provided against a capital loss carryforward resulting from the recognition of a capital gain on disposal of a Company building in Mexico.

Net earnings increased to $2.0 million ($0.16 per diluted share) in the first quarter of 2005 from $1.3 million ($0.11 per diluted share) in the first quarter of 2004 as a result of the factors discussed above.

Total chassis orders received during the first quarter of 2005 increased 90.1% compared to the same period in 2004. This is due to a 103.7% increase in motorhome chassis orders combined with a 38.7% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome and none of the fire truck chassis orders received during the three-month period ended March 31, 2005 were produced and delivered by March 31, 2005.

At March 31, 2005, the Company had $134.5 million in backlog, compared with a backlog of $102.4 million at March 31, 2004. This was due to an increase in Chassis Group backlog of $21.7 million, or 41.0%, combined with an increase in EVTeam backlog of $10.4 million, or 20.9%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended March 31, 2005, cash used by operating activities was $0.5 million, which was an $0.7 million (350.0%) change from the $0.2 million of cash provided by operating activities for the three months ended March 31, 2004. The increase in sales during the first three months of 2005 over 2004 resulted in higher working capital demands and a use of cash during the 2005 period. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for details of the use of cash. The cash on hand at December 31, 2004 and cash provided from the exercise of stock options of $0.2 million allowed the Company to fund $0.8 million in property, plant and equipment purchases, cash used by operations of $0.5 million and $1.1 million in the repurchase of Company stock. The Company's working capital increased $1.0 million from $44.0 million at December 31, 2004 to $45.0 million at March 31, 2005. Cash and cash equivalents decreased $2.1 million, from $10.5 million at December 31, 2004 to $8.4 million at March 31, 2005.

Shareholders' equity increased $1.2 million in the three months ended March 31, 2005 to $68.7 million from $67.5 million at December 31, 2004. This change resulted from the $2.0 million in net comprehensive income of the Company and the receipt of $0.2 million from the exercise of stock options including the corresponding tax benefit net with $1.1 million for the repurchase of Company stock.

On April 26, 2005, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 26, 2006. If the Company were to repurchase the 500,000 shares of stock at current prices, this would cost the Company approximately $4.8 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 31, 2005. The Company expects to extend or refinance this line of credit in 2005. There were no borrowings under this line at March 31, 2005. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At March 31, 2005, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 1% above the bank's prime rate (prime rate at March 31, 2005 was 5.75%) and has an expiration date of May 31, 2005. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at March 31, 2005.

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

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005. These policies were selected because they are broadly applicable within the Company's operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

NEW AND PENDING ACCOUNTING POLICIES

See Note 9 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at March 31, 2005, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2005. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2005. During the Company's first fiscal quarter ended March 31, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

This table provides information with respect to purchases by the Company of shares of its common stock during the first quarter of 2005:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under Publicly Announced Plans or Programs
03/07/05-03/24/05	100,000	$10.50	100,000	500,000

On April 24, 2003, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. On July 27, 2004, the Board of Directors renewed the 500,000 share authorization, net of any repurchases from the second quarter of 2004. Under these repurchase programs, the Company repurchased 57,065 shares during its 2003 fiscal year, 80,000 shares during 2004 and 100,000 shares during the first quarter of 2005. The authorization for these repurchase programs expired on April 21, 2005. On April 26, 2005, the Board of Directors approved a new repurchase program, authorizing management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. The authorization for this repurchase program expires on April 26, 2006.

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

Date: May 9, 2005	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

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