Form 10-Q
period 2005-06-30
SPARTAN MOTORS INC
filed 2005-08-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2005	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                 No _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    X                 No _______

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2005

Common stock, $.01 par value	12,527,264 shares

SPARTAN MOTORS, INC.

INDEX

____________________________________

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	June 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$16,333,272	$10,463,454
Marketable securities	1,499,535	1,506,570
Accounts receivable, less allowance for
doubtful accounts of $180,000 in 2005
and $400,000 in 2004	38,051,137	32,358,950
Inventories	36,362,061	32,441,712
Deferred income tax assets	2,939,456	2,939,456
Taxes receivable	1,285,639	1,956,535
Other current assets	1,061,583	1,548,806
Total current assets	97,532,683	83,215,483

Property, plant, and equipment, net	18,257,197	18,238,884
Goodwill	4,543,422	4,543,422
Deferred income tax assets	870,000	870,000
Other assets	135,056	44,921
Total assets	$121,338,358	$106,912,710

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	June 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

Current liabilities:
Accounts payable	$24,364,146	$19,247,899
Accrued warranty	4,235,334	3,670,761
Accrued compensation and related taxes	2,821,489	3,264,737
Accrued vacation	1,216,860	1,087,414
Deposits from customers	13,566,506	8,588,134
Other current liabilities and accrued expenses	4,485,490	3,397,389
Current portion of long-term debt	5,799	5,713
Total current liabilities	50,695,624	39,262,047

Long-term debt, less current portion	137,094	139,545

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,523,664 and
12,532,909 shares in 2005 and 2004, respectively	125,237	125,329
Additional paid in capital	36,737,583	36,210,602
Retained earnings	33,654,194	31,182,253
Accumulated other comprehensive loss	(11,374)	(7,066)
Total shareholders' equity	70,505,640	67,511,118
Total liabilities and shareholders' equity	$121,338,358	$106,912,710

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2005	2004

Sales	$89,341,252	$78,205,924
Cost of products sold	76,968,885	66,793,246
Gross profit	12,372,367	11,412,678

Operating expenses:
Research and development	2,212,026	1,840,231
Selling, general and administrative	6,398,731	6,038,768
Operating income	3,761,610	3,533,679

Other income (expense):
Interest expense	(30,862)	(103,029)
Interest and other income	178,325	158,179
Earnings before taxes on income	3,909,073	3,588,829

Taxes on income	1,351,893	1,322,020
Net earnings	2,557,180	2,266,809

Basic net earnings per share	$0.20	$0.18

Diluted net earnings per share	$0.20	$0.18

Basic weighted average common shares outstanding	12,492,000	12,268,000

Diluted weighted average common shares outstanding	12,737,000	12,665,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2005	2004

Sales	$178,242,385	$140,311,023
Cost of products sold	154,136,028	119,639,621
Gross profit	24,106,357	20,671,402

Operating expenses:
Research and development	4,466,329	3,628,690
Selling, general and administrative	12,718,422	11,703,623
Operating income	6,921,606	5,339,089

Other income (expense):
Interest expense	(76,919)	(206,247)
Interest and other income	339,909	264,102
Earnings before taxes on income	7,184,596	5,396,944

Taxes on income	2,581,598	1,804,060
Net earnings	4,602,998	3,592,884

Basic net earnings per share	$0.37	$0.29

Diluted net earnings per share	$0.36	$0.28

Basic weighted average common shares outstanding	12,506,000	12,245,000
Diluted weighted average common shares outstanding	12,760,000	12,614,000

Cash dividends per common share	$0.11	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2005	12,532,909	$125,329	$36,210,602	$31,182,253	$ (7,066)	$67,511,118

Net proceeds from exercise
of stock options, including related
income tax benefit	90,755	908	816,981	--	--	817,889
Purchase and constructive retirement of stock	(100,000)	(1,000)	(290,000)	(759,235)	--	(1,050,235)
Dividends paid ($0.11 per share)				(1,371,822)		(1,371,822)
Comprehensive income:
Net earnings	--	--	--	4,602,998	--	4,602,998
Other comprehensive items:
Unrealized loss on
marketable securities	--	--	--	--	(4,308)	(4,308)
Total comprehensive Income						4,598,690
Balance at June 30, 2005	12,523,664	$125,237	$36,737,583	$33,654,194	$(11,374)	$70,505,640

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net earnings from operations	$4,602,998	$3,592,884
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,233,730	1,118,122
Loss on sales of property, plant and equipment	--	1,871
Tax benefit from stock options exercised	83,000	149,000
Deferred income taxes	--	500,500
Decrease (increase) in operating assets:
Accounts receivable	(5,692,187)	(7,781,582)
Inventories	(3,920,349)	(4,813,841)
Taxes receivable	670,896	(484,895)
Other assets	397,088	703,039
Increase (decrease) in operating liabilities:
Accounts payable	5,116,247	14,131,526
Accrued warranty	564,573	(47,708)
Accrued compensation and related taxes	(443,248)	22,602
Accrued vacation	129,446	128,050
Accrued customer rebates	1,075,419	60,079
Deposits from customers	4,978,372	2,384,181
Other current liabilities and accrued expenses	12,682	246,041
Total adjustments	4,197,053	6,316,985
Net cash provided by operating activities	8,800,051	9,909,869

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,252,043)	(2,566,330)
Proceeds from sales of property, plant and equipment	--	19,984
Purchases of marketable securities	--	(2,800,000)
Proceeds from sales of marketable securities	2,727	--
Net cash used in investing activities	(1,245,008)	(5,346,346)

Cash flows from financing activities:
Proceeds from long-term debt	--	148,053
Payments on long-term debt	(2,365)	--
Purchase and retirement of stock	(1,050,235)	(453,435)
Proceeds from the exercise of stock options	734,889	894,740
Payment of dividends	(1,371,822)	(966,059)
Net cash used in financing activities	(1,689,533)	(376,701)
Net increase in cash and cash equivalents	5,869,818	4,186,822
Cash and cash equivalents at beginning of period	10,463,454	18,480,770
Cash and cash equivalents at end of period	$16,333,272	$22,667,592

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________

Note 1

For a description of the accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2005.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2005 and the results of operations and cash flows for the three- and six- month periods ended June 30, 2005 and 2004.

Note 3

The results of operations for the six-month period ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	June 30, 2005	December 31, 2004

Finished goods	$6,362,117	$6,079,748
Work in process	9,592,274	6,494,250
Raw materials and purchased components	22,992,620	22,107,721
Obsolescence reserve	(2,584,950)	(2,240,007)
	$36,362,061	$32,441,712

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

Changes in the Company's warranty liability were as follows:

For the three months ended June 30:

	2005	2004

Balance of accrued warranty at March 31	$3,959,085	$2,341,425

Warranties issued during the period	676,393	579,181

Cash settlements made during the period	(911,712)	(825,933)

Changes in liability for pre-existing warranties
during the period, including expirations	511,568	395,823

Balance of accrued warranty at June 30	$4,235,334	$2,490,496

For the six months ended June 30:

	2005	2004

Balance of accrued warranty at January 1	$3,670,761	$2,538,204

Warranties issued during the period	1,334,914	1,040,097

Cash settlements made during the period	(1,579,110)	(1,502,956)

Changes in liability for pre-existing warranties
during the period, including expirations	808,769	415,151

Balance of accrued warranty at June 30	$4,235,334	$2,490,496

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on June 30, 2005 was $0.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The effective income tax rate was 34.6% in the second quarter of 2005 and 36.8% in the second quarter of 2004. These rates are consistent with the applicable federal and state statutory tax rates.

The effective income tax rate was 35.9% in the first half of 2005 and 33.4% in the first half of 2004. The 2005 rate is consistent with the applicable federal and state statutory tax rates. The 2004 rate differs from federal and state statutory tax rates primarily as a result of a reduction in the capital loss valuation allowance for the amount that was realized on the gain on disposal of the Company's building in Mexico.

Note 8

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three and six months ended June 30, 2005 and 2004 would have been the pro forma amounts indicated below.

	Three Months Ended June 30,
	2005	2004
Net earnings
As reported	$2,557,180	$2,266,809
Deduct: Compensation expense - fair value method	(24,587)	(98,790)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	95,131	85,928
Pro forma	$2,627,724	$2,253,947

Basic net earnings per share
As reported	$0.20	$0.18
Pro forma	0.21	0.18

Diluted net earnings per share
As reported	$0.20	$0.18
Pro forma	0.21	0.18

Note 8 (continued)

	Six Months Ended June 30,
	2005	2004
Net earnings
As reported	$4,602,998	$3,592,884
Deduct: Compensation expense - fair value method	(37,192)	(111,272)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	132,280	161,053
Pro forma	$4,698,086	$3,642,665

Basic net earnings per share
As reported	$0.37	$0.29
Pro forma	0.38	0.30

Diluted net earnings per share
As reported	$0.36	$0.28
Pro forma	0.37	0.29

Note 9

Sales and other financial information by business segment are as follows:

Three Months Ended June 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$47,307			$47,307
Fire truck chassis sales	22,151		$(3,195)	18,956
EVTeam product sales	--	$19,848	--	19,848
Other sales	3,230	--	--	3,230
Total Net Sales	$72,688	$19,848	$(3,195)	$89,341
Interest expense	--	224	(193)	31
Depreciation expense	228	280	106	614
Income tax expense (credit)	1,833	(418)	(63)	1,352
Segment earnings (loss)	3,356	(826)	27	2,557
Segment assets	46,724	45,273	29,341	121,338

Note 9 (continued)

Three Months Ended June 30, 2004
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$42,155			$42,155
Fire truck chassis sales	21,953		$(2,620)	19,333
EVTeam product sales	--	$14,987	(171)	14,816
Other sales	1,902	--	--	1,902
Total Net Sales	$66,010	$14,987	$(2,791)	$78,206
Interest expense	6	202	(105)	103
Depreciation expense	228	243	104	575
Income tax expense (credit)	1,762	(440)	--	1,322
Segment earnings (loss)	3,133	(696)	(170)	2,267
Segment assets	40,012	36,801	34,858	111,671

Six Months Ended June 30, 2005

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$106,693			$106,693
Fire truck chassis sales	38,841		$(6,563)	32,278
EVTeam product sales	--	$33,576	--	33,576
Other sales	5,695	--	--	5,695
Total Net Sales	$151,229	$33,576	$(6,563)	$178,242
Interest expense	--	450	(373)	77
Depreciation expense	450	570	214	1,234
Income tax expense (credit)	3,696	(961)	(153)	2,582
Segment earnings (loss)	6,768	(1,883)	(282)	4,603
Segment assets	46,724	45,273	29,341	121,338

Note 9 (continued)

Six Months Ended June 30, 2004
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$78,006			$78,006
Fire truck chassis sales	39,395		$(7,356)	32,039
EVTeam product sales	--	$27,062	(171)	26,891
Other sales	3,375	--	--	3,375
Total Net Sales	$120,776	$27,062	$(7,527)	$140,311
Interest expense	8	412	(214)	206
Depreciation expense	442	467	209	1,118
Income tax expense (credit)	3,105	(1,043)	(258)	1,804
Segment earnings (loss)	5,520	(1,695)	(232)	3,593
Segment assets	40,012	36,801	34,858	111,671

Note 10

New and Pending Accounting Pronouncements. In December 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), Share-Based Payment (SFAS No. 123R), which replaces SFAS No. 123 and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative. The Company is required to adopt SFAS No. 123R no later than January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The permitted transition methods include either retrospective or prospective adoption. Under the retrospective option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options at the beginning of the first quarter of adoption of SFAS No. 123R, while the retrospective methods would record compensation expense for all unvested stock options beginning with the first period presented. The Company believes the adoption of SFAS No. 123(R) will have an impact on the Company's consolidated results of operations and financial position but has not yet determined whether adoption will result in compensation expense materially different than the amounts disclosed in Note 8 above to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Note 10 (continued)

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

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2005 compared to the three-and six-month periods ended June 30, 2004. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	86.2%	85.4%	86.5%	85.3%
Gross profit	13.8%	14.6%	13.5%	14.7%
Operating expenses:
Research and development	2.5%	2.4%	2.5%	2.6%
Selling, general, and administrative	7.1%	7.7%	7.1%	8.3%
Operating income	4.2%	4.5%	3.9%	3.8%
Other income (expense)	0.2%	0.1%	0.1%	0.0%
Earnings before taxes on income	4.4%	4.6%	4.0%	3.8%
Taxes on income	1.5%	1.7%	1.4%	1.2%
Net earnings	2.9%	2.9%	2.6%	2.6%

Quarter Ended June 30, 2005, Compared to the Quarter Ended June 30, 2004

For the three months ended June 30, 2005, consolidated sales increased $11.1 million (14.2%) to $89.3 million, from $78.2 million in the second quarter of 2004. Chassis Group sales for this period increased by $6.7 million (10.1%) to $72.7 million, from $66.0 million in the second quarter of 2004. The majority of this increase was due to higher sales of motorhome chassis. During the second quarter of 2005, motorhome chassis sales were $5.2 million (12.2%) higher than in the second quarter of 2004. This increase was primarily due to the fact that the Chassis Group had secured additional business from its top two customers.

Fire truck chassis sales in the second quarter of 2005 increased $0.2 million (0.9%) over the same period of 2004. The fire truck market remains strong in 2005, with a continuing focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales increased by $4.9 million (32.4%) during the second quarter of 2005 compared with the prior year's second quarter. Road Rescue sales were up by $3.0 million (77.8%), Crimson Fire Aerials sales were up by $0.4 million (243.9%) and Crimson Fire's sales were up by $1.5 million (13.1%). The increase at Road Rescue was due primarily to the production ramp up at Road Rescue to a higher run rate. Crimson Fire Aerials, a newly formed corporation in 2003, had minimal sales in the second quarter of 2004. Crimson Fire's sales were higher due primarily to improved production throughput.

Gross margin decreased from 14.6% for the quarter ended June 30, 2004 to 13.8% for the same period of 2005. This decrease is due primarily to the steel surcharges experienced by the Company during 2005. In addition, lower margins were recorded by the Chassis Group resulting from favorable pricing given in conjunction with the additional business from its top two customers.

Operating expenses as a percentage of sales decreased from 10.1% for the second quarter of 2004 to 9.6% for the second quarter of 2005. This decrease is primarily due to higher sales levels coupled with the Company's efforts to better leverage systems across all of its subsidiaries, a continued focus on keeping the base operating expense level low and efforts to control costs.

The effective income tax rate was 34.6% in the second quarter of 2005 and 36.8% in the second quarter of 2004. These rates are consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $2.6 million ($0.20 per diluted share) in the second quarter of 2005 from $2.3 million ($0.18 per diluted share) in the second quarter of 2004 as a result of the factors discussed above.

Total chassis orders received during the second quarter of 2005 increased 5.4% compared to the same period in 2004. This is due to a 13.7% decrease in motorhome chassis orders combined with a 40.1% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-half of the motorhome and none of the fire truck chassis orders received during the three-month period ended June 30, 2005 were produced and delivered by June 30, 2005.

At June 30, 2005, the Company had $156.3 million in backlog, compared with a backlog of $110.3 million at June 30, 2004. This was due to an increase in Chassis Group backlog of $33.8 million, or 52.5%, combined with an increase in EVTeam backlog of $12.2 million, or 26.6%.

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

Six-Month Period Ended June 30, 2005, Compared to the Six-Month Period Ended June 30, 2004

For the six months ended June 30, 2005, consolidated sales increased $37.9 million (27.0%) to $178.2 million, from $140.3 million in the first six months of 2004. Chassis Group sales for this period increased by $30.5 million (25.2%). The majority of this increase was due to higher sales of motorhome chassis. During the first half of 2005, motorhome chassis sales were $28.7 million (36.8%) higher than the first half of 2004. This increase was due primarily to the fact that the Chassis Group secured additional business from its two largest customers and production related to this additional business began late in the second quarter of 2004.

The increase in motorhome chassis sales was offset by a slight decrease in fire truck chassis sales. Fire truck chassis sales in the first half of 2005 were down $0.6 million (1.4%) over the same period of 2004, which was a record period for the Company's fire truck sales. The fire truck market remains strong in 2005, with a continuing focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales in the first half of 2005 increased by $6.5 million, or 24.1%, from the first six months of 2004. Road Rescue sales were up by $4.4 million (55.6%), Crimson Fire Aerials sales were up by $1.0 million (578.9%) and Crimson Fire's sales were up by $1.1 million (6.0%). The increase at Road Rescue was due to the production ramp up at Road Rescue to a higher run rate. Crimson Fire Aerials, a newly formed corporation in 2003, had minimal sales in the first six months of 2004. Crimson Fire's sales were higher due to improved production throughput.

Gross margin decreased from 14.7% for the six months ended June 30, 2004 to 13.5% for the same period of 2005. This decrease is due primarily to lower gross margins at the Chassis Group. These lower margins resulted primarily from increases in steel surcharges, a change in customer mix and favorable pricing given in conjunction with additional business gained from two of its largest customers. The EVTeam also experienced a decrease in margins, due in part to the negative impact of physical inventory and other costing adjustments made at an EVTeam location.

Operating expenses as a percentage of sales decreased from 10.9% for the six months ended June 30, 2004 to 9.6% for same period in 2005. This decrease is primarily due to higher sales levels coupled with a Company focus on keeping the base operating expense level low.

The effective income tax rate was 35.9% in the first half of 2005 and 33.4% in the first half of 2004. The 2005 rate is consistent with the applicable federal and state statutory tax rates. The 2004 rate differs from federal and state statutory tax rates primarily as a result of a reduction in the capital loss valuation allowance for the amount that was realized on the gain on disposal of the Company's building in Mexico.

Total chassis orders received during the first six months of 2005 increased 37.4% compared to the same period in 2004. This is due to a 26.6% increase in motorhome chassis orders combined with a 39.7% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately seventy percent of the motorhome and none of the fire truck chassis orders received during the six-month period ended June 30, 2005 were produced and delivered by June 30, 2005.

At June 30, 2005, the Company had $156.3 million in backlog, compared with a backlog of $110.3 million at June 30, 2004. This was due to an increase in Chassis Group backlog of $33.8 million, or 52.5%, combined with an increase in EVTeam backlog of $12.2 million, or 26.6%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2005, cash provided by operating activities was $8.8 million, which was a $1.1 million (11.1%) change from the $9.9 million of cash provided by operating activities for the six months ended June 30, 2004. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further details. The cash on hand at December 31, 2004, cash provided by operations of $8.8 million and cash provided from the exercise of stock options of $0.7 million allowed the Company to fund $1.3 million in property, plant and equipment purchases, to repurchase $1.0 million of the Company's stock and to pay a dividend of $1.4 million. The Company's working capital increased $2.8 million from $44.0 million at December 31, 2004 to $46.8 million at June 30, 2005. Cash and cash equivalents increased $5.8 million, from $10.5 million at December 31, 2004 to $16.3 million at June 30, 2005.

Shareholders' equity increased $3.0 million in the six months ended June 30, 2005 to $70.5 million from $67.5 million at December 31, 2004. This change resulted from the $4.6 million in net comprehensive income of the Company and the receipt of $0.8 million from the exercise of stock options including the corresponding tax benefit net with $1.0 million for the repurchase of Company stock and $1.4 million for the payment of a dividend.

On April 26, 2005, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 26, 2006. If the Company were to repurchase the 500,000 shares of stock at current prices, this would cost the Company approximately $5.5 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on October 31, 2005. The Company expects to extend or refinance this line of credit in

2005. There were no borrowings under this line at June 30, 2005. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At June 30, 2005, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 1% above the bank's prime rate (prime rate at June 30, 2005 was 6.25%) and has an expiration date of October 31, 2005. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at June 30, 2005.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at June 30, 2005, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2005. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of June 30, 2005. During the Company's second fiscal quarter ended June 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 24, 2005. The purpose of the meeting was to elect directors, to ratify the appointment of Ernst & Young LLP as independent auditors for the current fiscal year, to consider and vote on the approval of the Stock Incentive Plan of 2005 and to transact any other business that properly came before the meeting.

The name of each director elected to a term expiring in 2008 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld / Against

William F. Foster	10,430,223.67	949,533.47
Richard J. Schalter	11,054,863.14	324,894.00

The following persons continue to serve as directors: Charles E. Nihart, Kenneth Kaczmarek, John E. Sztykiel, George Tesseris and David R. Wilson.

The following proposal was acted on:

Proposal	For	Against	Abstain	Broker Non-Vote

Proposal to approve the Stock Incentive Plan of 2005	6,936,141.720	2,123,976.42	21,166.00	2,298,474.00

The following proposal was acted on:

Proposal	For	Against	Abstain	Broker Non-Vote

Proposal to ratify the Audit Committee's appointment of Ernst & Young LLP as independent auditors for the current fiscal year.	11,127,040.14	233,370.00	19,348.00	0

Item 6.	Exhibits

(a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement.*

10.2	Form of Stock Appreciation Rights Agreement.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders held on May 24, 2005, and incorporated herein by reference.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2005	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Senior Vice President, Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement.*

10.2	Form of Stock Appreciation Rights Agreement.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2005. Previously filed as Appendix A to the Company's Definitive Proxy Statement with respect to the Company's Annual Meeting of Shareholders held on May 24, 2005, and incorporated herein by reference.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.