Form 10-Q
period 2005-09-30
SPARTAN MOTORS INC
filed 2005-11-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 2005	Commission File Number 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

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

Yes    X                 No

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes                       No    X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2005

Common stock, $.01 par value	12,633,308 shares

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

•

Rapidly rising material and component costs and the Company's ability to mitigate such cost increases based upon its supply contracts or to recover such cost increases with increases in selling prices of its products: such increases in costs could have a negative impact on our earnings.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	September 30, 2005	December 31, 2004
ASSETS	(Unaudited)	(Audited)

Current assets:
Cash and cash equivalents	$15,403,211	$10,463,454
Marketable securities	2,000,000	1,506,570
Accounts receivable, less allowance for
doubtful accounts of $221,000 in 2005
and $400,000 in 2004	41,097,542	32,358,950
Inventories	39,710,769	32,441,712
Deferred income taxes	2,557,456	2,939,456
Taxes receivable	1,657,757	1,956,535
Other current assets	779,004	1,548,806
Total current assets	103,205,739	83,215,483

Property, plant, and equipment, net	18,354,125	18,238,884
Goodwill	4,543,422	4,543,422
Deferred income taxes	870,000	870,000
Other assets	449,593	44,921
Total assets	$127,422,879	$106,912,710

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	September 30, 2005	December 31, 2004
LIABILITIES AND SHAREHOLDERS' EQUITY	(Unaudited)	(Audited)

Current liabilities:
Accounts payable	$25,399,280	$19,247,899
Accrued warranty	4,394,509	3,670,761
Accrued compensation and related taxes	4,040,410	3,264,737
Accrued vacation	1,114,376	1,087,414
Deposits from customers	13,089,608	8,588,134
Other current liabilities and accrued expenses	4,611,469	3,397,389
Current portion of long-term debt	52,438	5,713
Total current liabilities	52,702,090	39,262,047

Long-term debt, less current portion	1,330,384	139,545

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,629,808 and
12,532,909 shares in 2005 and 2004, respectively	126,298	125,329
Additional paid in capital	37,834,634	36,210,602
Retained earnings	36,357,163	31,182,253
Unearned compensation	(927,690)
Accumulated other comprehensive loss		(7,066)
Total shareholders' equity	73,390,405	67,511,118
Total liabilities and shareholders' equity	$127,422,879	$106,912,710

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2005	2004

Sales	$89,314,540	$91,667,562
Cost of products sold	75,795,083	80,507,149
Gross profit	13,519,457	11,160,413

Operating expenses:
Research and development	2,386,320	2,126,486
Selling, general and administrative	6,809,626	6,232,354
Operating income	4,323,511	2,801,573

Other income (expense):
Interest expense	(29,513)	(100,206)
Interest and other income	242,876	159,159
Earnings before taxes on income	4,536,874	2,860,526

Taxes on income	1,833,905	966,386
Net earnings	2,702,969	1,894,140

Basic net earnings per share	$0.22	$0.15

Diluted net earnings per share	$0.21	$0.15

Basic weighted average common shares outstanding	12,533,000	12,384,000

Diluted weighted average common shares outstanding	12,814,000	12,859,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
__________________________

	Nine Months Ended September 30,
	2005	2004

Sales	$267,556,925	$231,978,585
Cost of products sold	229,931,111	200,146,770
Gross profit	37,625,814	31,831,815

Operating expenses:
Research and development	6,852,649	5,755,176
Selling, general and administrative	19,528,048	17,935,977
Operating income	11,245,117	8,140,662

Other income (expense):
Interest expense	(106,432)	(306,453)
Interest and other income	582,785	423,261
Earnings before taxes on income	11,721,470	8,257,470

Taxes on income	4,415,503	2,770,446
Net earnings	7,305,967	5,487,024

Basic net earnings per share	$0.58	$0.45

Diluted net earnings per share	$0.57	$0.43

Basic weighted average common shares outstanding	12,515,000	12,306,000
Diluted weighted average common shares outstanding	12,778,000	12,696,000

Cash dividends per common share	$0.11	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Gain (Loss)	Total

Balance at January 1, 2005	12,532,909	$125,329	$36,210,602	$31,182,253	--	$(7,066)	$67,511,118

Net proceeds from exercise
of stock options, including related
income tax benefit	110,199	1,102	987,209	--	--	--	988,311
Restricted stock grant	86,700	867	926,823		$(927,690)	--	--
Purchase and constructive retirement of stock	(100,000)	(1,000)	(290,000)	(759,235)		--	(1,050,235)
Dividends paid ($0.11 per share)				(1,371,822)			(1,371,822)
Comprehensive income:
Net earnings	--	--	--	7,305,967		--	7,305,967
Other comprehensive items:
Unrealized gain on
marketable securities	--	--	--	--	--	7,066	7,066
Total comprehensive Income							7,313,033
Balance at September 30, 2005	12,629,808	$126,298	$37,834,634	$36,357,163	$(927,690)	--	$73,390,405

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net earnings	$7,305,967	$5,487,024
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Depreciation	1,916,600	1,685,740
Loss on sales of property, plant and equipment	16,612	1,871
Realized and unrealized losses on marketable securities	20,836	--
Tax benefit from stock options exercised	108,000	521,000
Deferred income taxes	382,000	500,500
Decrease (increase) in operating assets:
Accounts receivable	(8,738,592)	(17,741,190)
Inventories	(7,269,057)	(8,275,072)
Taxes receivable	298,778	(269,011)
Other assets	365,130	740,763
Increase (decrease) in operating liabilities:
Accounts payable	6,151,381	12,215,850
Accrued warranty	723,748	915,267
Accrued compensation and related taxes	775,673	812,605
Accrued vacation	26,962	38,015
Deposits from customers	4,501,474	393,849
Other current liabilities and accrued expenses	1,214,080	1,455,769
Total adjustments	493,625	(7,004,044)
Net cash provided by (used in) operating activities	7,799,592	(1,517,020)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,048,453)	(4,899,360)
Proceeds from sales of property, plant and equipment	--	19,984
Purchases of marketable securities	(2,000,000)	(2,800,000)
Proceeds from sales of marketable securities	1,492,800	2,800,000
Net cash used in investing activities	(2,555,653)	(4,879,376)

Cash flows from financing activities:
Proceeds from long-term debt	1,250,000	146,660
Payments on long-term debt	(12,436)	--
Purchase and retirement of stock	(1,050,235)	(947,852)
Proceeds from the exercise of stock options	880,311	3,206,784
Payment of dividends	(1,371,822)	(966,059)
Net cash (used in) provided by financing activities	(304,182)	1,439,533
Net increase (decrease) in cash and cash equivalents	4,939,757	(4,956,863)
Cash and cash equivalents at beginning of period	10,463,454	18,480,770
Cash and cash equivalents at end of period	$15,403,211	$13,523,907

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

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2005 and the results of operations and cash flows for the three- and nine- month periods ended September 30, 2005 and 2004.

Note 3

The results of operations for the nine-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	September 30, 2005	December 31, 2004

Finished goods	$5,838,748	$6,079,748
Work in process	10,013,824	6,494,250
Raw materials and purchased components	26,356,993	22,107,721
Obsolescence reserve	(2,498,796)	(2,240,007)
	$39,710,769	$32,441,712

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

Changes in the Company's warranty liability were as follows:

For the three months ended September 30:

	2005	2004

Balance of accrued warranty at June 30	$4,235,334	$2,490,496

Warranties issued during the period	821,253	917,899

Cash settlements made during the period	(1,036,287)	(1,172,133)

Changes in liability for pre-existing warranties
during the period, including expirations	374,209	1,217,209

Balance of accrued warranty at September 30	$4,394,509	$3,453,471

For the nine months ended September 30:

	2005	2004

Balance of accrued warranty at January 1	$3,670,761	$2,538,204

Warranties issued during the period	2,118,778	1,957,996

Cash settlements made during the period	(2,578,008)	(2,675,089)

Changes in liability for pre-existing warranties
during the period, including expirations	1,182,978	1,632,360

Balance of accrued warranty at September 30	$4,394,509	$3,453,471

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on September 30, 2005 was $0.2 million. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The effective income tax rate was 40.4% in the third quarter of 2005 and 33.8% in the third quarter of 2004. The effective tax rate for the third quarter of 2005 was impacted by a deferred tax asset valuation adjustment of $0.2 million. This adjustment was due to a change in estimate impacting the expected allowable contribution carryovers to be utilized in 2005. The effective tax rate for 2004 is consistent with the applicable federal and state statutory tax rates.

The effective income tax rate was 37.7% for the first nine months of 2005 and 33.6% for the first nine months of 2004. The effective tax rate for 2005 was impacted by a deferred tax asset valuation adjustment of $0.2 million. This adjustment was due to a change in estimate impacting the expected allowable contribution carryovers to be utilized in 2005. The effective tax rate for 2004 is consistent with the applicable federal and state statutory tax rates.

Note 8

The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the three and nine months ended September 30, 2005 and 2004 would have been the pro forma amounts indicated below.

Note 8 (continued)

	Three Months Ended September 30,
	2005	2004
Net earnings
As reported	$2,702,969	$1,894,140
Deduct: Compensation expense - fair value method		(5,753)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	26,176	416,168
Pro forma	$2,729,145	$2,304,555

Basic net earnings per share
As reported	$0.22	$0.15
Pro forma	0.22	0.19

Diluted net earnings per share
As reported	$0.21	$0.15
Pro forma	0.21	0.18

	Nine Months Ended September 30,
	2005	2004
Net earnings
As reported	$7,305,967	$5,487,024
Deduct: Compensation expense - fair value method	(37,192)	(117,025)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	158,456	577,221
Pro forma	$7,427,231	$5,947,220

Basic net earnings per share
As reported	$0.58	$0.45
Pro forma	0.59	0.48

Diluted net earnings per share
As reported	$0.57	$0.43
Pro forma	0.58	0.47

On September 30, 2005 the Company granted 86,700 shares of restricted stock which will vest over a three-year period.

Note 9

Sales and other financial information by business segment are as follows:

Three Months Ended September 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$46,553			$46,553
Fire truck chassis sales	24,438		$(4,377)	20,061
EVTeam product sales	--	$15,474	--	15,474
Other sales	7,227	--	--	7,227
Total Net Sales	$78,218	$15,474	$(4,377)	$89,315
Interest expense	--	223	(193)	30
Depreciation expense	291	292	100	683
Income tax expense (credit)	2,510	(721)	45	1,834
Segment earnings (loss)	4,670	(1,401)	(566)	2,703
Segment assets	48,685	49,507	29,231	127,423

Three Months Ended September 30, 2004
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$59,650			$59,650
Fire truck chassis sales	20,359		$(2,661)	17,698
EVTeam product sales	--	$12,410		12,410
Other sales	1,910	--	--	1,910
Total Net Sales	$81,919	$12,410	$(2,661)	$91,668
Interest expense	(1)	(225)	126	(100)
Depreciation expense	224	236	108	568
Income tax expense (credit)	1,896	(759)	(170)	967
Segment earnings (loss)	3,355	(1,266)	(195)	1,894
Segment assets	49,213	42,135	23,313	114,661

Note 9 (continued)

Nine Months Ended September 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$153,246			$153,246
Fire truck chassis sales	63,279		$(10,941)	52,338
EVTeam product sales	--	$49,051	--	49,051
Other sales	12,922	--	--	12,922
Total Net Sales	$229,447	$49,051	$(10,941)	$267,557
Interest expense	--	672	(566)	106
Depreciation expense	741	863	313	1,917
Income tax expense (credit)	6,206	(1,683)	(108)	4,415
Segment earnings (loss)	11,437	(3,284)	(847)	7,306
Segment assets	48,685	49,507	29,231	127,423

Nine Months Ended September 30, 2004
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$137,656			$137,656
Fire truck chassis sales	59,754		$(10,188)	49,566
EVTeam product sales	--	$39,472		39,472
Other sales	5,285	--	--	5,285
Total Net Sales	$202,695	$39,472	$(10,188)	$231,979
Interest expense	(9)	(637)	340	(306)
Depreciation expense	666	703	317	1,686
Income tax expense (credit)	5,001	(1,802)	(428)	2,771
Segment earnings (loss)	8,875	(2,961)	(427)	5,487
Segment assets	49,213	42,135	23,313	114,661

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

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2005 compared to the three-and nine-month periods ended September 30, 2004. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of operations, on an actual basis, as a percentage of sales:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Sales	100.0%	100.0%	100.0%	100.0%
Cost of product sold	84.9%	87.8%	85.9%	86.3%
Gross profit	15.1%	12.2%	14.1%	13.7%
Operating expenses:
Research and development	2.7%	2.3%	2.6%	2.5%
Selling, general, and administrative	7.6%	6.8%	7.3%	7.7%
Operating income	4.8%	3.1%	4.2%	3.5%
Other income (expense)	0.3%	0.0%	0.2%	0.1%
Earnings before taxes on income	5.1%	3.1%	4.4%	3.6%
Taxes on income	2.1%	1.0%	1.7%	1.2%
Net earnings	3.0%	2.1%	2.7%	2.4%

Quarter Ended September 30, 2005, Compared to the Quarter Ended September 30, 2004

For the three months ended September 30, 2005, consolidated sales decreased $2.4 million (2.6%) to $89.3 million, from $91.7 million in the third quarter of 2004. Chassis Group sales for this period decreased by $3.7 million (4.5%) to $78.2 million, from $81.9 million in the third quarter of 2004. This decrease was due to lower sales of motorhome chassis. During the third quarter of 2005, motorhome chassis sales were $13.1 million (22.0%) lower than in the third quarter of 2004. This decrease was due primarily to the Chassis Group having lost certain business from one of its top customers and an overall softening in the motorhome market.

Fire truck chassis sales in the third quarter of 2005 increased $4.0 million (19.6%) to $24.4 million, from $20.4 million in the same period of 2004. The fire truck market remains strong in 2005, with a continuing focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales increased by $3.1 million (24.7%) during the third quarter of 2005 compared with the prior year's third quarter. Road Rescue sales were up by $1.0 million (18.9%), Crimson Fire's sales were up by $2.1 million (30.1%) and Crimson Fire Aerials sales were down by $.01 million (5.7%). The increase at Road Rescue was due primarily to a higher production run rate. Crimson Fire's sales were higher due primarily to improved production throughput.

Gross margin increased from 12.2% for the quarter ended September 30, 2004 to 15.1% for the same period of 2005. This increase is due primarily to an improved product sales mix due to the increased sales of fire truck chassis and the new sales of military vehicles chassis. Also contributing to the improved gross margin is a decrease in steel surcharges quarter to quarter.

Operating expenses as a percentage of sales increased from 9.1% for the third quarter of 2004 to 10.3% for the third quarter of 2005. This increase is due primarily to a lower sales level and increased incentive bonuses based on the improved results when comparing the third quarter of 2005 to the third quarter of 2004.

The effective income tax rate was 42.4% in the third quarter of 2005 and 33.8% in the third quarter of 2004. The effective tax rate for the third quarter of 2005 was impacted by a deferred tax asset valuation adjustment of $0.2 million. This adjustment was due to a reduction in the expected allowable contribution carryovers that are to be utilized in 2005. The effective tax rate for 2004 is consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $2.7 million ($0.21 per diluted share) in the third quarter of 2005 from $1.9 million ($0.15 per diluted share) in the third quarter of 2004 as a result of the factors discussed above.

Total chassis orders received during the third quarter of 2005 decreased 37.1% compared to the same period in 2004. This reflects a 46.6% decrease in motorhome chassis orders combined with a 60.4% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately one-third of the motorhome and none of the fire truck chassis orders received during the three-month period ended September 30, 2005 were produced and delivered by September 30, 2005.

At September 30, 2005, the Company had $146.7 million in backlog, compared with a backlog of $106.5 million at September 30, 2004. This reflects an increase in Chassis Group backlog of $26.6 million, or 44.9%, combined with an increase in EVTeam backlog of $13.6 million, or 28.8%.

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

Nine-Month Period Ended September 30, 2005, Compared to the Nine-Month Period Ended September 30, 2004

For the nine months ended September 30, 2005, consolidated sales increased $35.6 million (15.3%) to $267.6 million, from $232.0 million in the first nine months of 2004. Chassis Group sales for this period increased by $26.8 million (13.2%). The majority of this increase was due to higher sales of motorhome chassis. During the first nine months of 2005, motorhome chassis sales were $15.6 million (11.3%) higher than during the same period of 2004. This increase was due primarily to the fact that the Chassis Group had secured additional business from its two largest customers and production related to this additional business began late in the second quarter of 2004.

Coupled with the increase in motorhome chassis sales was an increase in fire truck chassis sales. Fire truck chassis sales in the first nine months of 2005 were up $3.5 million (5.9%) over the same period of 2004, which was a record period for the Company's fire truck sales. The fire truck market remains strong in 2005, with a continuing focus by fire departments on making sure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

EVTeam sales in the first nine months of 2005 increased by $9.6 million, or 24.3%, from the first nine months of 2004. Road Rescue sales were up by $5.4 million (40.6%), Crimson Fire Aerials sales were up by $1.0 million (284.5%) and Crimson Fire's sales were up by $3.2 million (12.3%). The increase at Road Rescue was due to the production ramp up to a higher run rate. Crimson Fire Aerials, a newly formed corporation in 2003, had minimal sales in the first nine months of 2004. Crimson Fire's sales were higher due to improved production throughput.

Gross margin increased from 13.7% for the nine months ended September 30, 2004 to 14.1% for the same period of 2005. This increase is due to higher gross margins at the Chassis Group. The Chassis Group increase is due primarily to an improved product sales mix due to the increased sales of fire truck chassis and new sales of military vehicles chassis offset by an increase in steel surcharges. The EVTeam experienced a decrease in margins, due in part to the negative impact of physical inventory and other costing adjustments.

Operating expenses as a percentage of sales decreased from 10.2% for the nine months ended September 30, 2004 to 9.9% for same period in 2005. This decrease is primarily due to higher sales levels coupled with a Company focus on keeping the base operating expense level low.

The effective income tax rate was 37.7% for the first nine months of 2005 and 33.6% for the same period in 2004. The effective tax rate for the third quarter of 2005 was impacted by a deferred tax asset valuation adjustment of $0.2 million. This adjustment was due to a reduction in the expected allowable contribution carryovers that are to be utilized in 2005. The 2004 rate differs from federal and state statutory tax rates primarily as a result of a reduction in the capital loss valuation allowance for the amount that was realized on the gain on disposal of the Company's building in Mexico.

Total chassis orders received during the first nine months of 2005 increased 7.1% compared to the same period in 2004. This is due to a 4.8% decrease in motorhome chassis orders combined with a 45.4% increase in fire truck chassis orders. Based on average order lead-time, the Company estimates that approximately eighty percent of the motorhome and thirty percent of the fire truck chassis orders received during the nine month period ended September 30, 2005 were produced and delivered by September 30, 2005.

At September 30, 2005, the Company had $146.7 million in backlog, compared with a backlog of $106.5 million at September 30, 2004. This was due to an increase in Chassis Group backlog of $26.6 million, or 44.9%, combined with an increase in EVTeam backlog of $13.6 million, or 28.8%.

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

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2005, cash provided by operating activities was $7.8 million, which was a $9.3 million change from the $1.5 million of cash used by operating activities for the nine months ended September 30, 2004. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further details. The cash on hand at December 31, 2004, cash provided by operations of $7.8 million, cash proceeds from sales of marketable securities of $1.5 million, cash proceeds from long-term debt $1.2 million and cash provided from the exercise of stock options of $0.8 million allowed the Company to fund $2.0 million in property, plant and equipment purchases, to purchase $2.0 million of short-term investments, to repurchase $1.0 million of the Company's stock and to pay a dividend of $1.4 million. The Company's working capital increased $6.5 million from $44.0 million at December 31, 2004 to $50.5 million at September 30, 2005. Cash and cash equivalents increased $4.9 million, from $10.5 million at December 31, 2004 to $15.4 million at September 30, 2005.

Shareholders' equity increased $5.9 million in the nine months ended September 30, 2005 to $73.4 million from $67.5 million at December 31, 2004. This change resulted from the $7.3 million in net comprehensive income of the Company and the receipt of $1.0 million from the exercise of stock options including the corresponding tax benefit net with $1.0 million for the repurchase of Company stock and $1.4 million for the payment of a dividend.

On April 26, 2005, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. The authorization for this repurchase program expires on April 26, 2006. If the Company were to repurchase the 500,000 shares of stock at current prices, this would cost the Company approximately $5.3 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on May 31, 2007. The Company expects to extend or refinance this line of credit in 2007. There were no borrowings under this line at September 30, 2005. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At September 30, 2005, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 1% above the bank's prime rate (prime rate at September 30, 2005 was 6.75%) and has an expiration date of May 31, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at September 30, 2005.

The Company also has a secured mortgage note for $150,000. The mortgage note carries an interest rate of 3.00% and is payable in monthly installments of $834 with the balance due March 1, 2009. This mortgage note is secured by land.

The Company also has a secured mortgage note for $1,250,000. The mortgage note carries an interest rate of 3.00% and is payable in monthly installments of $6,933 with the balance due July 1, 2010. This mortgage note is secured by a building.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at September 30, 2005, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of September 30, 2005. During the Company's third fiscal quarter ended September 30, 2005, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2005, and incorporated herein by reference.*

10.2	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2005, and incorporated herein by reference.*

10.3	Spartan Motors, Inc. Stock Incentive Plan of 2005.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 9, 2005	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2005, and incorporated herein by reference.*

10.2	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2005, and incorporated herein by reference.*

10.3	Spartan Motors, Inc. Stock Incentive Plan of 2005.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.