Form 10-K
period 2005-12-31
SPARTAN MOTORS INC
filed 2006-03-16
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1165 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act:
Common Stock, $.01 Par Value
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on The NASDAQ Stock Market on June 30, 2005, the last business day of the registrant's most recently completed second fiscal quarter: $123,924,347.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 20, 2006: 12,650,781 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's May 24, 2006 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "will," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include, but are not limited to, the risk factors listed and more fully described in Item 1A, "Risk Factors", as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-K. However, this list is not intended to be exhaustive; many other factors could impact our business and it is impossible to predict with any accuracy which factors could result in negative impacts. Other Risk Factors exist, and new Risk Factors emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date of this letter.

PART I
Item 1.	Business.

General

Spartan Motors, Inc. (the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. During 2005, the Company had four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota with a service facility in Talladega, Alabama ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue").

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

The Company's Segments

The Company is organized into two operating segments, the Chassis Group and the Emergency Vehicle Team ("EVTeam"). For certain financial information related to each segment, see Note 13, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Chassis Group

The Chassis Group consists of Spartan Chassis. Sales by the Chassis Group made up 85.8%, 87.7% and 83.3% of the Company's consolidated sales for the years ended December 31, 2005, 2004 and 2003, respectively. Approximately ninety-eight percent of the components used by the Chassis Group to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows the Chassis Group, and its OEM customers and end-users, to service finished products with ease, control production costs and expedite the development of new products. The Chassis Group manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. The Chassis Group markets its products throughout the U.S. and Canada.

The Chassis Group has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as trolleys, utility trucks and crash-rescue vehicles. As a specialized chassis producer, the Chassis Group believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows the Chassis Group to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. The Chassis Group employed approximately 550 associates in Charlotte, Michigan as of February 20, 2006, of which approximately 520 were full-time.

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

The Chassis Group helped to introduce to the fire truck market vehicle systems and components that incrementally improve the level of safety for all vehicle occupants. The Chassis Group was the first to introduce roll stability control, which helps maintain vehicle stability and aids in reducing vehicle rollovers. Other safety systems include side roll protection, a side air bag and seat pretension system; the seatbelt sensor system that indicates unbuckled seatbelts, and the all-belts-to-seat system with shock-absorbent seats and prominent red-colored seatbelts. The cab is constructed with 4-inch I-beam roof supports that surpass certified independent third party ECE-R29 static load tests. The Chassis Group was also one of the first to introduce Independent Front Suspension on fire truck chassis, and adapted multiple systems to meet the breadth of emergency rescue vehicle applications. The newest safety vehicle application, the 4x4 feature, enables a lower center of gravity, improving vehicle control, balance and maneuverability. The 4x4 option is available on the complete fire truck vehicle line up. The Chassis Group offers a specialized Low-Profile 4x4 vehicle with lower, wider steps, and taller, wider doors, which serve to facilitate quick entry and egress, especially convenient for fire fighters who are weighed down in full gear.

Motorhome Chassis

The Chassis Group custom manufactures chassis to the individual specifications of its motorhome chassis OEM customers. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. The Chassis Group's motorhome chassis are separated into four major product series: (1) the "NVS" series chassis; (2) the "Mountain Master" series chassis; (3) the "K-2" series chassis; and (4) the "K3" series chassis. These motorhome chassis are generally distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The Chassis Group designs and engineers modifications to these four basic product groups to meet customer requirements and adapt the chassis to each OEM's specific manufacturing process. The Chassis Group continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

In 2000, the Chassis Group developed a new motorhome chassis, the Me2, which is a mid-engine chassis featuring a rear-lift deck. This revolutionary design provides the OEM a significant opportunity in floor plan flexibility and provides enhanced ride and handling for the driver. The rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The innovative mid-engine design is now available on the entry-level diesel motorhome chassis.

Specialty Vehicle Chassis

The Chassis Group continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. During 2005 the Company obtained a contract for the manufacture of specialized chassis for the Cougar armored vehicle for use by the United States armed forces. The Company believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for cement mixers, trolleys, utility trucks, crash and rescue vehicles and other specialty uses, the Company believes it is well positioned to continue to take advantage of opportunities in this market.

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either the Chassis Group or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. The EVTeam members manufacture products only upon receipt of confirmed purchase orders; thus they do not have significant amounts of completed product inventory. The EVTeam employed approximately 350 associates as of February 20, 2006.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Crimson's product lines include pumper and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company's wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry's oldest brands) - the new Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson's signature features - such as Tubular Stainless Steel body structure, Vibra-TorqTM mounting system, exclusive Trix-MaxTM body frame and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done again and again. As part of Crimson's growth initiative, expanding the Company's product offerings to include an aerial component line, through Crimson Aerials, was imperative to strengthening the sales ability of its existing dealers and for attracting new dealers. As of February 20, 2006 Crimson employed approximately 160 associates at its headquarters in Brandon, South Dakota and a service facility in Talladega, Alabama.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania and employed approximately 30 associates as of February 20, 2006. The Company began operations in the later half of 2003 and has developed a full line of aerial components. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and service. Crimson Aerials currently sells its products to only Crimson Fire, Inc.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets a complete line of premium, custom advanced-care ambulances and rescue vehicles at its headquarters in Marion, South Carolina. At the start of 2003, Road Rescue also had operations in St. Paul, Minnesota, but that facility was closed prior to the end of 2003 and the operations were consolidated to the Marion, South Carolina facility. Road Rescue is a market leader in the design and manufacturing of Type I and Type III high-performance, modular ambulances that fit all emergency transport requirements and offer the latest in technology. These vehicles are built with safety, performance and ease-of-maintenance in mind. Vehicles such as the UltraMedic Type III offer a glimpse at the ambulance of the future - complete with smart displays, smart glass and a variety of other high-tech features. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employed approximately 160 associates as of February 20, 2006.

Marketing

The Chassis Group markets its custom manufactured chassis throughout the U.S. and Canada, primarily through the direct contact of its sales department with OEMs, dealers and end-users. The EVTeam maintains dealer organizations that establish close working relationships through their sales departments with end-users. These personal contacts focus on the quality of the group's custom products and allow the Company to keep customers updated on new and improved product lines and end-users' needs.

In 2005, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end-users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development purposes.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of 25 salespeople based in Company locations in Charlotte, Michigan;

Brandon, South Dakota; Marion, South Carolina; Talladega, Alabama; and Lancaster, Pennsylvania; and 15 additional salespeople located throughout North America.

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

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in its markets compared to its competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. The Company believes that no one company has a dominant position in either market.

Manufacturing

The Chassis Group has four principal assembly facilities in Charlotte, Michigan for its custom chassis products. Due to the custom nature of its business, the Company's chassis cannot be manufactured efficiently on automated assembly lines. Generally, the Chassis Group designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end-user.

The EVTeam products are manufactured and assembled in each of the subsidiaries' respective manufacturing facilities, represented by four plants in total. The chassis for the products are purchased from the Chassis Group and from outside commercially produced chassis manufacturers. The EVTeam facilities do not use fully automated assembly lines since each vehicle is manufactured to meet specifications of an end-user customized order. The chassis is rolled down the assembly line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

As the Company's orders have continued to increase, it has experienced an increased need for manufacturing facilities. Certain of its current assembly facilities are operating at levels close to their maximums. The Company has the opportunity to expand its assembly facilities, as its locations have land available for this purpose. In February 2006, the Company's Board of Directors approved the renovation and expansion of one of its manufacturing facilities in Charlotte, Michigan. When complete, this new space will provide the company with an opportunity to increase its chassis production.

Suppliers

The Company is dedicated to establishing long-term and mutually beneficial relationships with its suppliers. Through these relationships, the Company benefits from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions and lower total costs of doing business. The combined buying power of the Company's subsidiaries and a corporate supply management initiative allow the Company to benefit from economies of scale and to focus on a common vision.

Components for the Company's products are generally available from a number of suppliers. The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of such raw materials in excess of those reasonably required to meet production and shipping schedules. In December of 2003, the U.S. government repealed certain trade protective measures that had been in place with respect to steel. During 2005, Spartan Motors, Inc. continued to experience steel surcharge costs. These costs, however, are passed onto the Company's customers whenever possible. The Company continues to purchase steel under a sales agreement as appropriate to help to mitigate the risk of supply and cost issues. However, there can be no assurance that there will be no steel cost or supply issues over the long-term.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The company spent $9.4 million, $7.9 million and $7.1 million on research and development in 2005, 2004 and 2003, respectively.

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

Patents, Trademarks and Licenses

The Company has five United States patents which include rights to the design and structure of chassis and certain peripheral equipment and has two pending patent applications. The existing patents will expire on various dates from 2006 through 2022 and all are subject to payments of required maintenance fees. The Company also owns one United States copyright registration, one United States trademark registration, and two United States service mark registrations, as well as one trademark registration in each of Mexico, New Zealand, Peru and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.

The Company believes its products are identified by the Company's trademarks and that its trademarks are valuable assets to both of its business segments. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its patents, trademarks and other proprietary marks against infringement or other threats to the greatest extent practicable under applicable laws.

Environmental Matters

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the Company's capital expenditures, earnings or competitive position.

Associates

The Company and its subsidiaries employed approximately 920 associates as of February 20, 2006, of which approximately 890 are full-time. Management presently considers its relations with associates to be positive.

Customer Base

In 2005, the Company's customer base included two major customers, both of which were customers of the Chassis Group. Sales in 2005 to Newmar Corp. ("Newmar") were $83.4 million and sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were $75.5 million. These numbers compare to 2004 sales of $92.1 million to Newmar, and $68.6 million to Fleetwood. 2003 sales included sales of $62.1 million to Newmar, $25.8 million to Fleetwood and $26.3 million to a third major customer. Sales to customers classified as major amounted to 46.3%, 51.5% and 48.1% of total revenues in 2005, 2004 and 2003, respectively.

In March of 2005, the Company announced that Fleetwood was not renewing its agreement with the Company for the Company to supply entry-level chassis for Fleetwood's 2006 model-year products, which resulted in the loss of certain business beginning in the third quarter of 2005. Sales of these entry-level chassis represented approximately 5.8% and 10.7% of the Company's consolidated net sales in 2005 and 2004, respectively. Although the loss of a major customer such as Newmar or Fleetwood could have a material adverse effect on the Chassis Group and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $6.9 million, $5.2 million and $2.7 million for the years ended December 31, 2005, 2004 and 2003, respectively, or 2.0%, 1.7% and 1.1%, respectively, of sales for those years. All of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2005, the Company had backlog orders for the Chassis Group of approximately $96.9 million, compared with a backlog of $61.6 million at December 31, 2004. At December 31, 2005, the Company had backlog orders for the EVTeam of $70.9 million, compared with a backlog of $56.0 million at December 31, 2004. The Company expects to fill all of the backlog orders at December 31, 2005 during 2006.

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
Item 1A.	Risk Factors.

Any negative change in the Company's relationship with its major customers could have significant negative effects on revenues and profits.

          The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if either of the Company's major customers experience a significant downturn in its business, or fails to remain committed to the Company's products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition. The Company has two customers that accounted for 46.3% of its total annual sales in 2005 - any negative change in the Company's relationship with either of them or the orders placed by either of them could significantly affect the Company's revenues and profits.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

          Gasoline or diesel fuel is required for the operation of motorhomes, fire trucks, aerial ladders and ambulances. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motorhomes from time to time in the past, which then had a material adverse effect on sales volume, and may do so in the future. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have a negative impact on margins or sales volumes.

When we introduce new products we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

          The introduction of new products is critical to our future success. We have additional costs when we introduce new products, such as initial labor or purchasing inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design flaws that will force a recall of a new product. In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete products. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

If there is a rise in the frequency and size of product liability, warranty and other claims against us, including wrongful death claims, our business, results of operations and financial condition may be harmed.

          We are frequently subject, in the ordinary course of business, to litigation involving products liability and other claims, including wrongful death claims, against us related to personal injury and warranties. We partially self-insure our product liability claims and purchase excess product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for such insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance.

Increased costs, including costs of component parts and labor costs, potentially impacted by changes in labor rates and practices, could reduce our operating income.

          Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Increases in raw materials used in our products could affect the cost of our supply materials and components too, as the rising steel and aluminum prices have impacted the cost of certain of the Company's manufacturing components. Although we attempt to mitigate the effect of any escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts or labor rates increase and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

          Most chassis, fire truck, aerial ladder and ambulance commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements. Changes in our relationships with these suppliers, shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture our products and secure sales. If we cannot obtain an adequate chassis supply, this could result in a decrease in our sales and earnings.

Amendments of the regulations governing our businesses could have a material impact on our operations.

          Our manufactured products are subject to extensive federal and state regulations. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.

          Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

          Certain U.S. tax laws currently afford favorable tax treatment for the purchase and sale of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will be applicable to us and our products in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on our results of operations.

          Our operations are subject to a variety of Federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures. For example, laws mandating greater fuel efficiency and the heightened emission standards that take effect in 2007 could increase our research and development costs, increase the cost of components necessary for production and lead to the temporary unavailability of engines.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

          Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price.

Businesses are cyclical and this can lead to fluctuations in operating results.

          The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, fire trucks, aerial ladders and ambulances include:

•	interest rates and the availability of financing;
•	commodity prices;
•	unemployment trends;
•	international tensions and hostilities;
•	general economic conditions;
•	overall consumer confidence and the level of discretionary consumer spending;
•	dealers' and manufacturers' inventory levels; and
•	fuel availability and prices.

General economic conditions.

          The effect of new or amended laws or regulations on the Company, our industry or the economy as a whole: such laws and regulations could cause an industry-wide market decline or affect the Company due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

          Concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the motorhome market), shipping and transportation and the availability of manufacturing components.

          Changes in economic conditions, including changes in interest rates, financial market performance and industry-specific factors could impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes could impact only those parts of the economy upon which we rely in a unique fashion, including, for example, the introduction of trade barriers that impact our attempts to expand in North America.
Item 1B.	Unresolved Staff Comments.

          None.
Item 2.	Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing, Corporate Communications, Warehousing	Owned	51,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales, Marketing	Owned	44,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development, Manufacturing	Owned	50,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, Warehousing	Owned	140,000

Spartan Motors Chassis, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing, Receiving	Leased	42,000

Crimson Fire, Inc.	907 7th Ave. North Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Owned	32,000

Crimson Fire, Inc.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Leased	35,000

Crimson Fire, Inc.	1420 Nimitz Avenue Talladega, Alabama	General Offices, Service, Warehousing	Owned	65,000

Crimson Fire Aerials, Inc.	1828 Freedom Road Lancaster, Pennsylvania	General Offices, Manufacturing, Warehousing	Leased	33,600

Road Rescue, Inc.	2914 Spartan Place Marion, South Carolina	General Offices, Manufacturing, Warehousing	Owned	106,000

Item 3.	Legal Proceedings.

At December 31, 2005, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position, future operating results and cash flows will not be materially affected by the final outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2005, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
Item 5.	Market For Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the National Market System of the NASDAQ Stock Market under the symbol "SPAR."

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by the NASDAQ Stock Market:

	High	Low
Year Ended December 31, 2005:
First Quarter	$12.250	$9.880
Second Quarter	11.490	8.620
Third Quarter	12.570	10.210
Fourth Quarter	10.780	9.500

Year Ended December 31, 2004:
First Quarter	$11.190	$9.750
Second Quarter	12.480	10.580
Third Quarter	14.400	11.320
Fourth Quarter	14.850	9.670

In 2005, the Company declared cash dividends of $0.11 per outstanding share on April 28, 2005 to shareholders of record on May 14, 2005 and $0.11 per outstanding share on November 7, 2005 to shareholders of record on November 15, 2005. On November 7, 2005, a special one-time $0.04 dividend was announced for shareholders of record on November 15, 2005. In 2004, the Company declared cash dividends of $0.08 per outstanding share on April 28, 2004 to shareholders of record on May 14, 2004 and $0.14 per outstanding share on October 28, 2004 to shareholders of record on November 15, 2004.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 21, 2006 was 574.

See Item 12 below for information concerning the Company's equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the fourth quarter of fiscal year 2005 is as follows:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Oct. 1, 2005 to Oct. 31, 2005	--	--	--	500,000 shares
Nov. 1, 2005 to Nov. 30, 2005	--	--	--	500,000 shares
Dec. 1, 2005 to Dec. 31, 2005	--	--	--	500,000 shares
Total	--	$--	--	500,000 shares

1.

On April 26, 2005, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. The program is currently set to expire April 26, 2006. The Company repurchased no shares through December 31, 2005. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the 500,000 shares of stock under the repurchase program, they would cost the Company approximately $5.3 million based on the sales price of the Company's stock on February 21, 2006. The Company believes that it has sufficient cash reserves to fund this stock buyback.

Item 6.	Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2005 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2005	2004	2003	2002	2001

Sales	$343,007	$312,270	$237,372	$259,527	$226,263
Cost of products sold	294,232	270,891	202,524	213,530	189,478
Gross profit	48,775	41,379	34,848	45,997	36,785
Operating expenses:
Research and development	9,431	7,943	7,070	7,152	6,210
Selling, general and administrative	26,693	24,451	21,604	21,531	19,637
Operating income	12,651	8,985	6,174	17,314	10,938
Other income/(expense), net	718	209	(429)	90	(1,038)
Earnings from continuing operations before taxes on income	13,369	9,194	5,745	17,404	9,900

Taxes on income	5,077	3,312	1,305	5,969	3,885
Net earnings from continuing operations (1)	8,292	5,882	4,440	11,435	6,015
Discontinued operations:
Gain on disposal of Carpenter	--	--	1,609	269	116
Net earnings (1)	$8,292	$5,882	$6,049	$11,704	$6,131

Basic earnings per share (1):
Net earnings from continuing operations	$0.66	$0.48	$0.37	$1.00	$0.57
Net earnings from discontinued operations	--	--	0.13	0.02	0.01
Basic earnings per share	$0.66	$0.48	$0.50	$1.02	$0.58

Diluted earnings per share (1):
Net earnings from continuing operations	$0.65	$0.46	$0.36	$0.95	$0.57
Net earnings from discontinued operations	--	--	0.13	0.02	0.01
Diluted earnings per share	$0.65	$0.46	$0.49	$0.97	$0.58

Cash dividends per common share	$0.26	$0.22	$0.20	$0.16	$0.07
Basic weighted average common shares
Outstanding	12,557	12,351	12,123	11,492	10,561
Diluted weighted average common shares
Outstanding	12,808	12,743	12,434	12,013	10,616
Balance Sheet Data:
Net working capital	$50,676	$43,953	$40,136	$35,290	$29,190
Total assets	123,208	106,913	91,382	88,312	77,612
Long-term debt, continuing operations	1,317	140	--	--	9,400
Shareholders' equity	72,602	67,511	61,120	56,434	36,912
________________________
(1)

In 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. The non-amortization provisions of SFAS No. 142 related to goodwill would have increased net earnings from continuing operations by $0.4 million and increased basic and diluted earnings per share by $0.04 in 2001, if applied.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of income, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
	2005	2004	2003

Sales	100.0%	100.0%	100.0%
Cost of products sold	85.8%	86.7%	85.3%
Gross profit	14.2%	13.3%	14.7%
Operating expenses:
Research and development	2.7%	2.5%	3.0%
Selling, general and administrative	7.8%	7.9%	9.1%
Operating income	3.7%	2.9%	2.6%
Other income/(expense), net	0.2%	0.0%	(0.2%)
Earnings from continuing operations before taxes on income	3.9%	2.9%	2.4%
Taxes on income	1.5%	1.0%	0.5%
Net earnings from continuing operations	2.4%	1.9%	1.9%
Discontinued operations:
Gain on disposal of Carpenter	--	--	0.6%
Net earnings	2.4%	1.9%	2.5%

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

Continuing Operations

For the year ended December 31, 2005, consolidated sales increased $30.7 million (9.8%) over the amount reported for the previous year. This increase is due to a $20.2 million (7.4%) increase in Chassis Group sales coupled with $12.5 million (23.9%) increase in EVTeam sales. Increased sales from the Chassis Group to the EVTeam caused intercompany sales to increase $2.0 million (14.3%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Within the Chassis Group, the motorhome chassis line had a sales decrease of $2.7 million (-1.4%) over the 2004 fiscal year. The decrease was due to an overall softening in the motorhome market. High crude oil prices contributed to a drop in consumer confidence levels resulting in lower consumer spending on such items as motorhomes.

The Chassis Group's other primary product line, fire trucks, had an increase of $10.7 million (14.4%) in sales for the year ended December 31, 2005 over the year ended December 31, 2004. As the increase in sales indicates, the fire truck market continues to be strong in 2005. The focus of fire departments is to ensure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

The increase in EVTeam sales for 2005 was a result of increases at Crimson Fire of $4.8 million, at Road Rescue of $6.3 million and at Crimson Fire Aerial of $1.4 million. The increase at Road Rescue was due to the production ramp-up at Road Rescue to a higher run rate in 2005. Crimson Fire Aerials sold its first units in 2004, as it was a newly formed corporation in 2003, and contributed $2.2 million to 2005 consolidated sales. Crimson Fire's sales were temporarily affected during 2004 by its decision to move production of its E-series product from its Alabama facility to South Dakota and the construction and set-up of its new, more efficient plant in South Dakota. As a result of completing this manufacturing transition, net sales in 2005 were favorably affected.

Gross margin increased from 13.3% in 2004 to 14.2% in 2005. Primary drivers for the gross margin increase were increased fire truck chassis sales, the new Cougar military contract chassis sales and increased sales volume for the EVTeam. Also contributing to the increase in gross margin in 2005 were improved production efficiencies at Chassis and Crimson Fire and a full year of production at Crimson Fire Aerials, where production had been in the ramp-up phase in 2004.

Operating expenses increased by $3.7 million (11.5%) from fiscal year 2004, mostly to support the increase in sales discussed above. Operating expenses as a percentage of sales increased from 10.4% for the year ended December 31, 2004 to 10.5% for the year ended December 31, 2005. The percentage increase was due primarily to an increase in certain research and development expenses to support the new Me2 motorhome chassis.

The increase in the Company's income taxes from $3.3 million in 2004 to $5.1 million in 2005 is primarily due to increased earnings before taxes in 2005 when compared to 2004. The effective tax rate was 38.0% in 2005 as compared to 36.0% in 2004. The increase in the effective tax rate was due primarily to higher state taxes in 2005 versus 2004. See Note 6, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings from continuing operations increased $2.4 million from $5.9 million ($0.46 per diluted share) in 2004 to $8.3 million ($0.65 per diluted share) in 2005 as a result of the factors discussed above.

Year Ended December 31, 2004 compared to Year Ended December 31, 2003

Continuing Operations

For the year ended December 31, 2004, consolidated sales increased $74.9 million (31.6%) over the amount reported for the previous year. This increase is due to a $76.2 million (38.6%) increase in Chassis Group sales coupled with a $3.0 million (6.0%) increase in EVTeam sales. Increased sales from the Chassis Group to the

EVTeam caused intercompany sales to increase $4.3 million (44.2%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Within the Chassis Group, the motorhome chassis line had a sales increase of $65.8 million (52.2%) over the 2003 fiscal year. The increase was due primarily to an increase in volume, resulting from additional business secured by the Chassis Group from two of its top three customers. Production related to the majority of this additional business began in the middle of the third quarter of 2004. Offsetting some of this market share gain was a softening in motorhome industry sales that began late in the year. Crude oil prices hit record levels, contributing to a drop in consumer confidence levels resulting in lower consumer spending on such items as motorhomes.

The Chassis Group's other primary product line, fire trucks, had an increase of $10.0 million (15.5%) in sales for the year ended December 31, 2004 over the year ended December 31, 2003. As the increase in sales indicates, the fire truck market was strong in 2004. Fire departments' responsibilities are growing and they need vehicles and equipment that enhance their capability to respond to the variety of emergencies for which they are responsible.

The increase in EVTeam sales for 2004 was a result of increases at Road Rescue of $2.9 million and at Crimson Fire Aerial of $0.8 million, offset by lower sales at Crimson Fire of $0.7 million. The increase at Road Rescue was due to the production ramp-up at Road Rescue to a higher run rate. Crimson Fire Aerials sold its first units in 2004, as it was a newly formed corporation in 2003. Crimson Fire's sales temporarily were affected during 2004 by its decision to move production of its E-series product from its Alabama facility to South Dakota and the construction and set-up of its new, more efficient plant in South Dakota.

Gross margins decreased from 14.7% in 2003 to 13.3% in 2004. This decrease is due to a combination of events. Lower margins were recorded by the Chassis Group resulting from favorable pricing given in conjunction with the additional business from two of its customers in 2004. Also contributing to the decrease in gross margin were production inefficiencies at Crimson Fire and production ramp-up at Crimson Fire Aerials.

Operating expenses increased $3.7 million between years to support the increase in sales discussed above. However, operating expenses as a percentage of sales decreased from 12.1% for the year ended December 31, 2003 to 10.4% for the year ended December 31, 2004. The percentage decrease was due primarily to the increase in sales levels coupled with a Company focus on keeping the base operating expense level low.

The increase in the Company's income taxes from $1.3 million in 2003 to $3.3 million in 2004 is primarily due to increased earnings before taxes in 2004 when compared to 2003. See Note 6, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings from continuing operations increased from $4.4 million ($0.36 per diluted share) in 2003 to $5.9 million ($0.46 per diluted share) in 2004 as a result of the factors discussed above.

Discontinued Operations

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding the Company's majority owned subsidiary, Carpenter. Carpenter's Board of Directors then voted September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the disposition of Carpenter's net assets was accounted for as a discontinued operation. There was no activity related to Carpenter in 2004. The $1.6 million gain on disposal of Carpenter in 2003 is a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 14, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

For the year ended December 31, 2005, cash provided from continuing operating activities was $4.8 million, which was a $5.5 million change from the $0.7 million of cash used in continuing operating activities for the year ended December 31, 2004. The cash on hand at December 31, 2004, $4.8 million provided from continuing operating activities, $1.5 million in proceeds from the sale of marketable securities, $0.9 million in payments received on the exercise of stock options and $1.3 million in proceeds from long-term debt permitted the Company to fund $2.9 million of equipment purchases, pay dividends of $3.3 million, purchase $2.0 million of marketable securities and repurchase $1.1 million of Company stock. The Company's working capital increased by $6.7 million from $44.0 million in 2004 to $50.7 million in 2005. See the "Consolidated Statements of Cash Flows" appearing in Item 8 of this Form 10-K for further information regarding the decrease in cash and cash equivalents, from $10.5 million as of December 31, 2004, to $9.7 million as of December 31, 2005. See the "Five-Year Operating and Financial Summary" table appearing in Item 6 of this Form 10-K for a five-year comparison of net working capital.

Shareholders' equity increased $5.1 million, from $67.5 million on December 31, 2004 to $72.6 million as of December 31, 2005. This change resulted from the $8.3 million in net comprehensive income of the Company, $0.1 million from the amortization of unearned compensation and $1.1 million for the exercise of stock options including the corresponding tax benefit, all of which was offset by $3.3 million in dividends paid and $1.1 million for the purchase of Company stock. See the "Consolidated Statements of Shareholders' Equity" appearing in Item 8 of this Form 10-K for further information regarding the changes in shareholders' equity.

On April 26, 2005, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. The program is currently set to expire April 26, 2006. The Company repurchased no shares through December 31, 2005. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the 500,000 shares of stock under the repurchase program, they would cost the Company approximately $5.3 million based on the sales price of the Company's stock on February 21, 2006. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit was refinanced in October, 2005. The refinancing provided the Company with a $15.0 million line of credit with a revolving note payable to the lending bank, which will expire on May 31, 2007. This line carries an interest rate equal to the Eurodollar rate (applicable Eurodollar rate at December 31, 2005 was 4.69%) plus an applicable margin ranging from 1.00% to 2.50% depending on the level of leverage maintained by the Company. There were no borrowings under this line at December 31, 2005 and 2004. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2005, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $0.2 million which carries an interest rate of 1% above the bank's prime rate (prime rate at December 31, 2005 was 7.25%) and is secured by accounts receivable, inventory and equipment. This line of credit will expire on July 1, 2006. There were no borrowings under this line at December 31, 2005 and 2004.

The Company also has two mortgage notes for $1,250,000 and $150,000. The mortgage notes carry an interest rate of 3.00%, payable in monthly installments of $6,933 and $834, respectively, with the balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

In February 2006, the Company's Board of Directors approved the renovation and expansion of one of its manufacturing facilities in Charlotte, Michigan. The project is expected to take less than one year and estimated to cost approximately $3.5 million and will provide the company with an opportunity to increase its motorhome chassis production. The Company intends to finance this project with internally generated funds.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements.

Contractual Obligations and Commercial Commitments

The Company's future contractual obligations for agreements including agreements to purchase materials in the normal course of business, are summarized as follows:
	Payments Due by Period ( $ - thousands)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$1,370	$53	$110	$1,207	$--
Leases:
Capital	--	--	--	--	--
Operating	1,800	516	829	455	--
Purchase obligations	44,258	44,258	--	--	--
Other long-term liabilities	--	--	--	--	--

Total contractual obligations	$47,428	$44,827	$939	$1,662	$--

The Company's line of credit discussed above is the Company's only commercial commitment.

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

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. In certain instances, risk of ownership and title passes when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant. The collectibility of any related receivable is reasonably assured before revenue is recognized.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved: replacement parts, labor and sometimes travel for field retrofit campaigns. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See also Note 11, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements included in this 10-K for further information regarding warranties.

New and Pending Accounting Policies

See "New Accounting Standards" in Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in this Form 10-K.

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

The Company's primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2005, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. However, the Company does have the ability to draw on this line of credit, which could result in a potential interest rate risk. Based on the Company's historical borrowings, a change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading or other purposes.

The Company does not believe that there has been a material change in the nature or categories of the primary market risk exposures or the particular markets that present the primary risk of loss to the Company. As of the date of this report, the Company does not know of or expect any material changes in the general nature of its primary market risk exposure in the near term. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" before Part I of this Annual Report on Form 10-K for a discussion of the limitations on the Company's responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$9,702,059	$10,463,454
Marketable securities	1,988,120	1,506,570
Accounts receivable, less allowance for doubtful accounts
of $202,000 in 2005 and $400,000 in 2004	37,016,549	32,358,950
Inventories	44,265,389	32,441,712
Deferred tax assets	3,745,396	2,939,456
Taxes receivable	989,896	1,956,535
Other current assets	1,948,796	1,548,806
Total current assets	99,656,205	83,215,483

Property, plant and equipment, net	18,478,110	18,238,884
Goodwill	4,543,422	4,543,422
Deferred tax assets	--	870,000
Other assets	530,533	44,921
TOTAL ASSETS	$123,208,270	$106,912,710

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$20,745,549	$19,247,899
Accrued warranty	4,502,772	3,670,761
Accrued compensation and related taxes	4,241,293	3,264,737
Accrued vacation	1,188,692	1,087,414
Deposits from customers	13,640,197	8,588,134
Other current liabilities and accrued expenses	4,608,617	3,397,389
Current portion of long-term debt	52,831	5,713
Total current liabilities	48,979,951	39,262,047

Long-term debt, less current portion	1,317,003	139,545
Deferred tax liabilities	309,000	--

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized; issued 12,636,658 shares and 12,532,909 shares as of December 31, 2005 and 2004, respectively	126,367	125,329
Additional paid in capital	37,885,813	36,210,602
Retained earnings	35,447,985	31,182,253
Unearned compensation	(845,969)	--
Accumulated other comprehensive loss	(11,880)	(7,066)
Total shareholders' equity	72,602,316	67,511,118
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$123,208,270	$106,912,710

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2005	2004	2003

Sales	$343,006,608	$312,270,384	$237,371,906
Cost of products sold	294,231,467	270,891,827	202,523,597
Gross profit	48,775,141	41,378,557	34,848,309

Operating expenses:
Research and development	9,431,394	7,943,487	7,069,784
Selling, general and administrative	26,693,005	24,450,503	21,604,659
Operating income	12,650,742	8,984,567	6,173,866

Other income/(expense):
Interest expense	(140,698)	(366,183)	(330,346)
Interest and other income	822,801	551,063	267,783
Miscellaneous, net	36,000	24,277	(366,756)
Earnings from continuing operations before taxes on income	13,368,845	9,193,724	5,744,547

Taxes on income	5,077,000	3,312,000	1,304,500
Net earnings from continuing operations	8,291,845	5,881,724	4,440,047

Discontinued operations:
Gain on disposal of Carpenter (including applicable income tax benefit of $1,668,000 in 2003)	--	--	1,609,068
Net earnings	$8,291,845	$5,881,724	$6,049,115

Basic net earnings per share:
Net earnings from continuing operations	$0.66	$0.48	$0.37
Gain from discontinued operations:
Gain on disposal of Carpenter	--	--	0.13
Basic net earnings per share	$0.66	$0.48	$0.50

Diluted net earnings per share:
Net earnings from continuing operations	$0.65	$0.46	$0.36
Gain from discontinued operations:
Gain on disposal of Carpenter	--	--	0.13
Diluted net earnings per share	$0.65	$0.46	$0.49

Basic weighted average common shares outstanding	12,557,000	12,351,000	12,123,000

Diluted weighted average common shares outstanding	12,808,000	12,743,000	12,434,000

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2005, 2004 and 2003
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulate Other Comprehensive Loss	Total

Balance at January 1, 2003	12,025,842	$120,258	$30,776,327	$25,537,876	--	--	$56,434,461

Purchase and constructive retirement of stock	(57,065)	(571)	(148,940)	(348,635)	--	--	(498,146)
Stock options exercised and related tax benefit	229,335	2,294	1,601,580	--	--	--	1,603,874
Dividends paid ($0.20 per share)	--	--	--	(2,469,100)	--	--	(2,469,100)
Net earnings	--	--	--	6,049,115			6,049,115
Balance at December 31, 2003	12,198,112	$121,981	$32,228,967	$28,769,256	--	--	$61,120,204

Purchase and constructive retirement of stock	(80,000)	(800)	(215,222)	(731,830)	--	--	(947,852)
Stock options exercised and related tax benefit	414,797	4,148	4,196,857	--			4,201,005
Dividends paid ($0.22 per share)	--	--	--	(2,736,897)	--	--	(2,736,897)
Comprehensive income:
Net earnings	--	--	--	5,881,724	--	--	5,881,724
Other comprehensive items:
Unrealized loss on marketable securities	--	--	--	--	--	(7,066)	(7,066)
Total comprehensive income							5,874,658
Balance at December 31, 2004	12,532,909	$125,329	$36,210,602	$31,182,253	$--	$(7,066)	$67,511,118
Purchase and constructive retirement of stock	(100,000)	(1,000)	(290,000)	(759,235)			(1,050,235)
Stock options exercised and related tax benefit	117,499	1,175	1,043,199	--	--	--	1,044,374
Dividends paid ($0.26 per share)	--	--	--	(3,266,878)	--	--	(3,266,878)
Issuance of restricted stock	86,250	863	922,012	--	(922,875)	--	--
Amortization of unearned compensation					76,906		76,906
Comprehensive income:
Net earnings	--	--	--	8,291,845			8,291,845
Other comprehensive items:
Unrealized loss on marketable securities	--	--	--	--	--	(4,814)	(4,814)
Total comprehensive income							8,287,031
Balance at December 31, 2005	12,636,658	$126,367	$37,885,813	$35,447,985	$(845,969)	$(11,880)	$72,602,316

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net earnings from continuing operations	$8,291,845	$5,881,724	$4,440,047
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,646,990	2,309,569	2,022,583
Loss on disposal of assets	21,524	76,527	494,400
Tax benefit from stock options exercised	118,000	588,000	384,000
Deferred taxes (credit)	373,060	1,134,391	(178,522)
Amortization of unearned compensation	76,906	--	--
Decrease (increase) in operating assets:
Accounts receivable	(4,657,599)	(12,754,892)	9,219,127
Inventories	(11,823,677)	(5,853,647)	(1,382,615)
Taxes receivable	966,639	(998,656)	(957,879)
Other assets	(885,602)	(113,639)	(49,333)
Increase (decrease) in operating liabilities:
Accounts payable	1,497,650	4,181,358	(873,323)
Accrued warranty	832,011	1,132,557	(230,185)
Taxes on income		--	(1,412,210)
Accrued compensation and related taxes	976,556	518,620	(1,485,896)
Accrued vacation	101,278	66,977	(196,750)
Deposits from customers	5,052,063	1,791,185	2,698,738
Other current liabilities and accrued expenses	1,211,228	1,303,747	(107,831)
Total adjustments	(3,492,973)	(6,617,903)	7,944,304
Net cash provided by (used in) continuing operating activities	4,798,872	(736,179)	12,384,351
Net cash provided by (used in) discontinued operating activities	--	--	1,907,664
Net cash provided by (used in) operating activities	4,798,872	(736,179)	14,292,015

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,932,092)	(5,862,739)	(2,151,612)
Proceeds from sale of property, plant and equipment	50,002	21,724	6,100
Purchases of marketable securities	(2,000,000)	(4,313,636)	--
Proceeds from sale of marketable securities	1,487,986	2,800,000	--
Net cash used in investing activities	(3,394,104)	(7,354,651)	(2,145,512)

Cash flows from financing activities:
Proceeds from long-term debt	1,250,000	150,000	--
Payments on long-term debt	(25,424)	(4,742)	--
Net proceeds from exercise of stock options	926,374	3,613,005	1,219,874
Purchase of treasury stock	(1,050,235)	(947,852)	(498,146)
Payment of dividends	(3,266,878)	(2,736,897)	(2,469,100)
Net cash provided by (used in) financing activities	(2,166,163)	73,514	(1,747,372)
Net increase (decrease) in cash and cash equivalents	(761,395)	(8,017,316)	10,399,131
Cash and cash equivalents at beginning of year	10,463,454	18,480,770	8,081,639
Cash and cash equivalents at end of year	$9,702,059	$10,463,454	$18,480,770

Supplemental disclosures: Cash paid for interest was $194,000, $366,000 and $329,000 for 2005, 2004 and 2003, respectively.

Cash paid for income taxes was $3,707,000, $2,758,000 and $1,968,000 for 2005, 2004 and 2003, respectively.

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the "Company") is an international engineer and manufacturer of custom motor vehicle chassis and bodies. The Company's principal chassis markets are fire trucks, motorhomes and specialty vehicles. The Company also has various subsidiaries that are manufacturers of bodies for various markets including fire trucks and ambulances.

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

Revenue Recognition. The Company recognizes revenue when title to its product passes to the customer. In certain instances, risk of ownership and title passes when production and testing of the product has been completed and the product has been tendered for delivery. Any related receivable is also evaluated for collectibility before revenue is recognized.

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

Marketable Securities are classified as available-for-sale securities and are reported at fair value, with offsetting adjustments to shareholders' equity, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of marketable securities is determined based on quoted market prices.

Accounts Receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Historically, such losses consistently have been within management's expectations. Past due accounts are written off when collectibility is determined to be no longer forthcoming.

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

Property, Plant and Equipment are stated at cost and are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes. Estimated useful lives range from: 20 to 31.5 years for buildings and improvements, 3 to 7 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.

Goodwill. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. The Company completes its required annual impairment test as of October 1 each year. Based upon the estimated fair values of the Company's reporting units using a discounted cash flows valuation, no goodwill was evaluated as impaired. The goodwill of the Company all relates to the EVTeam business segment.

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

Taxes on Income. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred tax assets be reduced by a valuation allowance, if it is more likely than not, some portion or all of the deferred tax assets will not be realized.

The Company evaluates the realizability of its deferred tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the company's forecast of future taxable income and available tax planning strategies that could be implemented to realize the net deferred tax assets.

Earnings Per Share. Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options outstanding during the period. The effect of dilutive stock options was 251,000, 392,000 and 311,000 shares in 2005, 2004 and 2003 respectively. For 2005, 2004 and 2003, 1,148,000, 52,000 and 612,000 shares related to stock option plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

Stock Options. At December 31, 2005, the Company had key employee, director and outside market advisor stock option plans, which are described in more detail in Note 10. The Company follows Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, in accounting for its stock option plans. Under APB Opinion No. 25, no compensation expense is recognized because the exercise price of the Company's stock options equals the market price of the underlying stock on the date of grant. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock-Based Compensation, the Company's net earnings and net earnings per share for the years ended December 31, 2005, 2004 and 2003, would have been the pro forma amounts indicated below.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Options (continued).
	Year Ended December 31,
	2005	2004	2003
Net earnings
As reported	$8,291,845	$5,881,724	$6,049,115
Deduct: Compensation expense - fair value method	(1,335,965)	(2,747,275)	(2,414,899)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	80,848	534,633	185,444
Pro forma	$7,036,728	$3,669,082	$3,819,660

	Year Ended December 31,
	2005	2004	2003
Basic net earnings per share
As reported	$0.66	$0.48	$0.50
Pro forma	0.56	0.30	0.32

Diluted net earnings per share
As reported	$0.65	$0.46	$0.49
Pro forma	0.55	0.29	0.31

On September 30, 2005 the Company granted 86,250 shares of restricted stock which will vest over a three-year period.

The estimated fair value of options granted was $4.56, $5.18 and $4.88 per share in 2005, 2004 and 2003, respectively. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used:
	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives
2005	2%	54.4%	4.38%	5 years
2004	2%	54.4%	3.60%	5 years
2003	1%	58.3%	3.23%	5 years

New Accounting Standards. The Financial Accounting Standards Board (FASB) has issued SFAS No. 123(R), "Share-Based Payment," which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. SFAS No. 123(R) is effective for the Company beginning January 1, 2006.

The Company expects to adopt the modified-prospective transition method of applying SFAS No. 123(R) and will therefore recognize compensation expense for share-based payments to employees based on their grant-date fair value beginning January 1, 2006. Measurement of awards and grants that were granted prior to, but not vested as of January 1, 2006 will be based on the same grant-date fair value and recognition method used for pro forma disclosures under SFAS No. 123(R) as described above in Note 1.

The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the pro forma impact of SFAS No. 123 as previously disclosed. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - MARKETABLE SECURITIES

The Company's marketable securities consist of U.S. Treasury securities and are summarized below:
	Cost	Gross Unrealized Loss	Fair Value

December 31, 2005	$2,000,000	$(11,880)	$1,988,120

December 31, 2004	$1,513,636	$(7,066)	$1,506,570

The marketable securities held at December 31, 2005 mature in 2008 and 2009. They can be sold at any time without restriction. The Company computes gains and losses on dispositions of marketable securities using the specific identification method. There was a realized loss of approximately $26,000 in 2005 with no realized gains or losses during 2004 or 2003. The Company recognized investment income from marketable securities of approximately $58,000 in 2005 and $11,000 in 2004.

NOTE 3 - INVENTORIES
Inventories are summarized as follows:	December 31,
	2005	2004

Finished goods	$9,369,658	$6,079,748
Work in process	9,520,905	6,494,250
Raw materials and purchased components	27,447,857	22,107,721
Obsolescence and slow-moving reserves	(2,073,031)	(2,240,007)

TOTAL INVENTORY	$44,265,389	$32,441,712

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:
	December 31,
	2005	2004

Land and improvements	$1,655,120	$1,450,762
Buildings and improvements	18,765,820	18,340,447
Plant machinery and equipment	10,520,764	7,672,816
Furniture and fixtures	8,225,530	9,367,324
Vehicles	1,865,197	1,715,351
Construction in process	246,027	--

SUBTOTAL	41,278,458	38,546,700
Less accumulated depreciation	(22,800,348)	(20,307,816)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$18,478,110	$18,238,884

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - LEASES

The Company leases office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2005, 2004 and 2003 was $729,000, $744,000, and $1,087,000 respectively. Future minimum lease commitments under non-cancelable leases are as follows: $516,000 in 2006; $438,000 in 2007; $391,000 in 2008; $323,000 in 2009 and $132,000 in 2010.

NOTE 6 - TAXES ON INCOME

Income tax expense (credit) attributable to continuing operations is summarized as follows:
	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$4,430,000	$2,166,000	$1,802,522
State	273,940	11,609	(319,500)
Total current	4,703,940	2,177,609	1,483,022
Deferred (credit):
Federal	433,000	1,100,000	(244,522)
State	(59,940)	34,391	66,000
Total deferred	373,060	1,134,391	(178,522)

TOTAL PROVISION FOR INCOME TAXES	$5,077,000	$3,312,000	$1,304,500

Current taxes on income are further reduced by tax benefits associated with the exercise of stock options under the plans described in Note 10. This reduction totaled $100,000 in 2005, $600,000 in 2004 and $400,000 in 2003 and was recognized as an adjustment of additional paid in capital.

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings before taxes on income from continuing operations and the actual tax expense, are as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - TAXES ON INCOME (Continued)
	Year Ended December 31,
	2005		2004		2003
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$4,545,407	34.00%	$3,126,000	34.00%	$1,953,000	34.00%
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses	39,000	0.29	76,000	0.83	68,000	1.18
State tax expense	74,000	0.55	(243,000)	(2.64)	(167,000)	(2.91)
Adjustment of valuation allowance on state net operating loss carryforward	150,000	1.12	274,000	2.98
Adjustment of valuation allowance on charitable contribution carryforward	230,000	1.72	566,000	6.16	--	--
Section 199 production deduction	(122,000)	(0.91)
Reversal of prior year tax accruals			(409,000)	(4.45)	(150,000)	(2.61)
Adjustment of valuation allowance on capital loss carryforward			(103,000)	(1.12)	(500,500)	(8.71)
Other	160,593	1.20	25,000	0.26	101,000	1.76
TOTAL	$5,077,000	37.97%	$3,312,000	36.02%	$1,304,500	22.71%

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2005	2004
Current asset (liability):
Additional capitalized inventory costs	$145,000	$134,000
Vacation accrual	444,000	385,000
Warranty reserve	1,747,000	1,341,000
Inventory allowance	747,000	781,000
Allowance for doubtful accounts	78,000	132,000
Charitable contribution carryover	631,000	821,000
Valuation allowance for charitable contribution carryover		(566,000)
Capital loss carryforward		9,494,000
Valuation allowance for capital loss carryforward		(9,494,000)
State tax net operating loss carryforward	424,000	274,000
Valuation allowance for state tax net operating loss carryforward	(424,000)	(274,000)
Other	(46,604)	(88,544)

TOTAL CURRENT DEFERRED TAX ASSETS	$3,745,396	$2,939,456

Noncurrent asset (liability):
Charitable contribution carryover	$40,000	$1,000,000
Other	(349,000)	(130,000)

TOTAL NONCURRENT DEFERRED TAX ASSETS (LIABILITIES)	$(309,000)	$870,000

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - TAXES ON INCOME (Continued)

At December 31, 2005, the Company had charitable contribution carryovers of approximately $1,700,000 and state tax net operating loss carryforwards of approximately $600,000 that begin expiring in 2006 and 2017, respectively. The Company increased its valuation allowance by $150,000 for state tax net operating loss carryforwards. The Company expects to continue and maintain a valuation allowance on future tax benefits of state net operating losses until an appropriate level of profitability is sustained or it is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable.

In 2004, the Company increased its valuation allowances for two of its deferred tax assets. First, the Company increased its valuation allowance by $566,000 for a charitable contribution carryover expiring in 2005. In addition, the Company also increased its valuation allowance by $274,000 for state tax net operating loss carryforwards. Also, in 2004 the Company entered into an agreement to dispose of a building in Mexico, which generated a capital gain. Therefore, the Company reduced its valuation allowance for capital loss carryforward for the amount that was realized on that gain.

In 2000, the Company's loss on its investment in the stock of Carpenter generated a capital loss of $29,700,000. Since the Company had no capital gains to offset against the capital loss, the Company recorded a valuation allowance that reserved in full the deferred tax asset related to this loss carryforward. This capital loss carryforward expired in 2005.

At December 31, 2005 and 2004, the Company had deferred tax assets that exceeded deferred tax liabilities by $3,436,396 and $3,809,456, respectively.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Long-term debt consists of the following:
	December 31, 2005	December 31, 2004
Mortgage notes payable to Brandon Revolving Loan Foundation:
Due March 1, 2009 with monthly installments of $834 including interest at 3%. Collateralized by land.	$140,016	$145,258
Due July 1, 2010 with monthly installments of $6,933 including interest at 3%. Collateralized by building.	1,229,818	--
	1,369,834	145,258
Less current portion of long-term debt	(52,831)	(5,713)
TOTAL	$1,317,003	$139,545

The long-term debt is due as follows: $52,831 in 2006, $54,438 in 2007; $55,999 in 2008; $171,557 in 2009; and $1,035,009 in 2010.

The Company's primary line of credit is a $15,000,000 revolving note payable to a bank that expires on May 31, 2007. This line carries an interest rate equal to the Eurodollar rate (applicable Eurodollar rate at December 31, 2005 was 4.69%) plus an applicable margin ranging from 1.00% to 2.50% depending on the level of leverage maintained by the Company. There were no borrowings under this line at December 31, 2005 and 2004. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2005 and 2004, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $200,000 which carries an interest rate of 1% above the bank's prime rate (prime rate at December 31, 2005 was 7.25%) and is secured by accounts receivable, inventory and equipment. This line of credit will expire on July 1, 2006. There were no borrowings under this line at December 31, 2005 and 2004.

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two Chassis customers classified as major customers in 2005 and 2004 and three customers in 2003, as follows:
	2005		2004		2003
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

Newmar	$83,396,000	$2,121,000	$92,139,000	$5,196,000	$62,093,000	$2,138,000
Fleetwood	$75,518,000	$5,364,000	$68,624,000	$9,697,000	$25,794,000	$2,303,000
Travel Supreme	--	--	$--	--	$26,307,000	$4,313,000

NOTE 9 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all employees who meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were approximately $564,000, $561,000 and $396,000 in 2005, 2004 and 2003 respectively. The Company's policy is to fund plan costs accrued.

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

Activity for the years ended December 31, 2005, 2004 and 2003 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 2003	$1.69 - $15.32	$8.57	1,900,930

Options granted	$8.25 - $11.14	$9.99	517,445
Options exercised	$2.06 - $8.80	$5.32	(229,335)
Options expired	$3.95 - $14.50	$13.68	(156,125)

Balance at December 31, 2003	$1.69 - $15.32	$8.90	2,032,915

Options granted	$9.95 - $14.09	$11.93	544,005
Options exercised	$3.95 - $13.25	$8.71	(414,797)
Options expired	$3.95 - $13.25	$12.60	(135,820)

Balance at December 31, 2004	$1.69 - $15.32	$9.51	2,026,303

Options granted	$9.90 - $11.61	$10.30	292,975
Options exercised	$1.69 - $10.10	$7.92	(114,999)
Options expired	$3.95 - $13.25	$10.69	(130,300)

Balance at December 31, 2005	$1.69 - $15.32	$9.63	2,073,979

The following table summarizes information regarding stock options outstanding at December 31, 2005 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/05	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/05	Weighted- Average Exercise Price

$1.69 - $1.69	7,000	5.0	$1.69	7,000	$1.69
$3.95 - $5.75	239,265	4.4	$4.72	239,265	$4.72
$6.13 - $9.18	344,659	2.2	$6.95	344,659	$6.95
$9.26 - $13.24	1,462,055	8.4	$11.06	1,462,055	$11.06
$14.09 - $15.32	21,000	6.9	$15.11	21,000	$15.11
	2,073,979	6.9	$9.63	2,073,979	$9.63

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2,500,000. At December 31, 2005 and 2004, the Company had outstanding letters of credit totaling $200,000.

At December 31, 2005, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on December 31, 2005 was approximately $200,000. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results and cash flows.

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

Changes in the Company's warranty liability during the years ended December 31, 2005 and 2004 were as follows:
	2005	2004

Balance of accrued warranty at January 1	$3,670,761	$2,538,204

Warranties issued during the period	2,951,180	2,472,418

Cash settlements made during the period	(3,813,170)	(3,116,234)

Changes in liability for pre-existing warranties during the period, including expirations	1,694,001	1,776,373

Balance of accrued warranty at December 31	$4,502,772	$3,670,761

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - DISCONTINUED OPERATIONS

On September 28, 2000, the Company's Board of Directors passed a resolution to cease funding of Carpenter. Carpenter's Board of Directors then voted on September 29, 2000 to begin the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets were accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented were restated to reflect this business as a discontinued operation. The $1,600,000 gain on disposal of Carpenter in 2003 is a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment is as follows (amounts in thousands):

Year Ended December 31, 2005
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$189,170			$189,170
Fire truck chassis sales	85,498		$(15,946)	69,552
EVTeam product sales	--	$64,793		64,793
Other sales	19,492	--	--	19,492
Total Net Sales	$294,160	$64,793	$(15,946)	$343,007
Interest expense	$0	$867	$(726)	$141
Depreciation expense	1,040	1,143	417	2,600
Income tax expense	7,455	(2,173)	(205)	5,077
Segment earnings (loss) from continuing operations	14,498	(4,714)	(1,492)	8,292
Segment assets	52,447	50,282	20,479	123,208

Year Ended December 31, 2004
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$191,843			$191,843
Fire truck chassis sales	74,752		$(13,950)	60,802
EVTeam product sales	--	$52,281	--	52,281
Other sales	7,344	--	--	7,344
Total Net Sales	$273,939	$52,281	$(13,950)	$312,270
Interest expense	$9	$883	$(526)	$366
Depreciation expense	896	988	426	2,310
Income tax expense	6,170	(2,467)	(391)	3,312
Segment earnings (loss) from continuing operations	11,345	(5,290)	(173)	5,882
Segment assets	45,545	41,130	20,238	106,913

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

Foreign sales are not significant.

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2005 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$88,901,133	$89,341,252	$89,314,540	$75,449,683

Gross profit	$11,733,990	$12,372,367	$13,519,457	$11,149,327

Net earnings from continuing operations	$2,045,818	$2,557,180	$2,702,969	$985,878

Basic net earnings per share	$0.16	$0.20	$0.22	$0.08

Diluted net earnings per share	$0.16	$0.20	$0.21	$0.08

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

Summarized quarterly financial data for the year ended December 31, 2004 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$62,105,099	$78,205,924	$91,667,562	$80,291,799

Gross Profit	$9,258,724	$11,412,678	$11,160,413	$9,546,742

Net Earnings (loss) from continuing operations	$1,326,075	$2,266,809	$1,894,140	$394,700

Basic net earnings per share	$0.11	$0.18	$0.15	$0.03

Diluted net earnings per share	$0.11	$0.18	$0.15	$0.03

During the three-month period ended September 30, 2004, the Company decreased its allowance for obsolete inventory by $645,000 and increased its liability for outstanding warranties by $515,000 as a result of a study of current production requirements and historical warranty experience related to these items.

Report of Independent Registered Public Accounting Firm
on Financial Statements

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spartan Motors' internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 24, 2006

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Spartan Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Spartan Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. and subsidiaries, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 24, 2006 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
February 24, 2006

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on management's assessment, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions "Spartan Motors' Board of Directors and Executive Officers," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is posted on the "Corporate Information" section of the Company's website at www.spartanmotors.com. The Company has also adopted a Code of Business Conduct and Compliance applicable to all directors, officers and employees, which is posted on the "Corporate Information" section of the Company's website at www.spartanmotors.com. Any waiver from or amendment to a provision of either code will be disclosed on the Company's website.
Item 11.	Executive Compensation.

The information required by this item is contained under the captions "Compensation of Directors," "Executive Compensation, "Compensation Committee Report on Executive Compensation" and "Stock Price Performance Graph" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in the definitive proxy statement for the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2005.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	2,073,979	$9.63	580,300
Equity compensation plans not approved by security holders(2)	--	N/A	25,000
Total	2,073,979	$9.63	605,300

(1)

Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the "2003 Plan"), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the "1998 Plan"), the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the "1996 Plan") and the Spartan Motors, Inc. 1994 Incentive Stock Option Plan (the "1994 Plan").

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

(3)

Each of the plans reflected in the above chart contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company's capitalization. Furthermore, each of the 2005 Plan, the 2003 Plan, the 1998 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2005 Plan (314,950 shares), the 2003 Plan (167,450 shares), the 1998 Plan (13,400 shares), the 1996 Plan (84,500 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right.

Item 13.	Certain Relationships and Related Transactions.

None.
Item 14.	Principal Accountant Fees and Services.

The information required by this item, is contained under the caption "Ernst & Young's Fees" in the definitive proxy statement for the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2005, and is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:
Consolidated Balance Sheets - December 31, 2005 and December 31, 2004

Consolidated Statements of Income - Years Ended December 31, 2005, 2004, and 2003

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows - Years Ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements - December 31, 2005

Report of Independent Registered Public Accounting Firm

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

4.5

The Registrant has several classes of long-term debt instruments outstanding. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.3	Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended.*

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. *

10.5	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference*

10.7	Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan.*

10.8

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9	Form of Stock Appreciation Rights Agreement.*

10.10	Form of Restricted Stock Agreement.*

10.11	Form of Indemnification Agreement.*

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting firm.

24	Limited Powers of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to James W. Knapp, Chief Financial Officer, Spartan Motors, Inc., 1165 Reynolds Road, Charlotte, Michigan 48813.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN MOTORS, INC.

March 15, 2006	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 15, 2006	By	/s/ John E. Sztykiel
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 15, 2006	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

March 15, 2006	By	/s/ Richard J. Schalter
Richard J. Schalter, Director

March 15, 2006	By	/s/ William F. Foster
William F. Foster, Director

March 15, 2006	By	* /s/ George Tesseris
George Tesseris, Director

March 15, 2006	By	* /s/ David R. Wilson
David R. Wilson, Director

March 15, 2006	By	* /s/ Charles E. Nihart
Charles E. Nihart, Director

March 15, 2006	By	* /s/ Kenneth Kaczmarek
Kenneth Kaczmarek, Director

March 15, 2006	*By	/s/ James W. Knapp
James W. Knapp Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2005:

Allowance for doubtful accounts	$400,000	$(77,959)	$--	$120,041	$202,000

Obsolescence and slow-moving reserves	2,240,007	624,327	--	791,303	2,073,031

Accrued warranty	3,670,761	4,645,181	--	3,813,170	4,502,772

Valuation allowance for deferred tax assets	10,334,000	408,000	--	10,318,000	424,000

Year ended December 31, 2004:

Allowance for doubtful accounts	$408,000	$32,324	$--	$40,324	$400,000

Obsolescence and slow-moving reserves	2,234,598	1,372,768	--	1,367,359	2,240,007

Accrued warranty	2,538,204	4,248,791	--	3,116,234	3,670,761

Valuation allowance for deferred tax assets	9,596,500	840,000	--	102,500	10,334,000

Year ended December 31, 2003:

Allowance for doubtful accounts	$365,000	$318,000	$--	$275,000	$408,000

Obsolescence and slow-moving reserves	1,912,573	2,345,948	--	2,023,923	2,234,598

Accrued warranty	2,768,389	2,434,188	--	2,664,373	2,538,204

Valuation allowance for deferred tax assets	10,097,000	--	--	500,500	9,596,500

EXHIBIT INDEX

Exhibit Number	Document

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

4.5

The Registrant has several classes of long-term debt instruments outstanding. The authorized amount of none of these classes of debt exceeds 10% of the Company's total consolidated assets. The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.3	Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended.*

10.4	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. *

10.5	Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference*

10.7	Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan.*

i

10.8

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9	Form of Stock Appreciation Rights Agreement.*

10.10	Form of Restricted Stock Agreement.*

10.11	Form of Indemnification Agreement.*

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting firm.

24	Limited Powers of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.

ii