Form 10-Q
period 2006-03-31
SPARTAN MOTORS INC
filed 2006-05-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

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

Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2006

Common stock, $.01 par value	12,686,046 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

		Page

FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets - March 31, 2006 (Unaudited) and December 31, 2005	5

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2006 and 2005 (Unaudited)	7

	Condensed Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2006 (Unaudited)	8

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2006 and 2005 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4.	Controls and Procedures	23

PART II. OTHER INFORMATION

Item 6.	Exhibits	24

SIGNATURES		25

EXHIBIT INDEX

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

•

Changes in environmental regulations: these regulations could have a negative impact on our earnings; for example, laws mandating improved emissions standards could increase our research and development costs, increase the cost of components and lead to the temporary unavailability of engines.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Form 10-Q. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, could impact our business and it is impossible to predict with any accuracy which factors could result in which negative impacts. Although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Form 10-Q. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
____________________________________

	March 31, 2006	December 31, 2005
ASSETS	(Unaudited)

Current assets:
Cash and cash equivalents	$9,004,953	$9,702,059
Marketable securities	1,985,310	1,988,120
Accounts receivable, less allowance for
doubtful accounts of $161,000 in 2006
and $202,000 in 2005	48,944,348	37,016,549
Inventories	48,752,242	44,265,389
Deferred income tax assets	3,745,396	3,745,396
Taxes receivable	48,000	989,896
Other current assets	1,588,994	1,948,796
Total current assets	114,069,243	99,656,205

Property, plant, and equipment, net	18,622,852	18,478,110
Goodwill	4,543,422	4,543,422
Other assets	569,523	530,533
Total assets	$137,805,040	$123,208,270

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Continued)
____________________________________

	March 31, 2006	December 31, 2005
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,639,919	$20,745,549
Accrued warranty	4,780,878	4,502,772
Accrued compensation and related taxes	3,463,180	4,241,293
Accrued vacation	1,374,647	1,188,692
Deposits from customers	12,461,735	13,640,197
Other current liabilities and accrued expenses	6,846,527	4,608,617
Current portion of long-term debt	53,224	52,831
Total current liabilities	58,620,110	48,979,951

Long-term debt, less current portion	1,303,426	1,317,003
Deferred income tax liabilities	309,000	309,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 12,682,546 and
12,636,658 shares in 2006 and 2005, respectively	126,825	126,367
Additional paid in capital	37,530,903	37,885,813
Retained earnings	39,929,466	35,447,985
Unearned compensation	--	(845,969)
Accumulated other comprehensive loss	(14,690)	(11,880)
Total shareholders' equity	77,572,504	72,602,316
Total liabilities and shareholders' equity	$137,805,040	$123,208,270

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2006	2005

Sales	$103,665,931	$88,901,133
Cost of products sold	86,898,289	77,167,143
Gross profit	16,767,642	11,733,990

Operating expenses:
Research and development	2,845,211	2,254,303
Selling, general and administrative	7,055,798	6,319,691
Operating income	6,866,633	3,159,996

Other income (expense):
Interest expense	(56,094)	(46,057)
Interest and other income	304,637	161,584
Earnings before taxes on income	7,115,176	3,275,523

Taxes on income	2,633,695	1,229,705
Net earnings	4,481,481	2,045,818

Basic net earnings per share	$0.36	$0.16

Diluted net earnings per share	$0.35	$0.16

Basic weighted average common shares outstanding	12,616,000	12,497,000

Diluted weighted average common shares outstanding	12,785,000	12,784,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2006	12,636,658	$126,367	$37,885,813	$35,447,985	$(845,969)	$(11,880)	$72,602,316

Reclassification of unearned compensation upon adopting new stock based payment accounting principle			(845,969)		845,969		--
Issuance of common stock and the tax benefit of stock incentive plan transactions	45,888	458	414,153	--		--	414,611
Amortization of unearned compensation			76,906				76,906
Comprehensive income:
Net earnings	--	--	--	4,481,481		--	4,481,481
Other comprehensive items:
Unrealized loss on marketable securities	--	--	--	--		(2,810)	(2,810)
Total comprehensive income							4,478,671
Balance at March 31, 2006	12,682,546	$126,825	$37,530,903	$39,929,466	--	(14,690)	$77,572,504

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2006	2005
Cash flows from operating activities:
Net earnings	$4,481,481	$2,045,818
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	642,901	619,798
Gain on sales of property, plant and equipment	(6,000)	--
Tax benefit from stock options exercised	48,000	36,000
Excess tax benefit from stock options exercised	(15,601)	--
Amortization of unearned compensation	76,906
Decrease (increase) in operating assets:
Accounts receivable	(11,927,799)	(4,677,102)
Inventories	(4,486,853)	(4,195,052)
Taxes receivable	941,896	1,250,032
Other assets	320,812	294,985
Increase (decrease) in operating liabilities:
Accounts payable	8,894,370	2,876,323
Accrued warranty	278,106	288,324
Accrued compensation and related taxes	(778,113)	(807,488)
Accrued vacation	185,955	146,909
Deposits from customers	(1,178,462)	1,027,024
Other current liabilities and accrued expenses	2,237,910	632,307
Total adjustments	(4,765,972)	(2,507,940)
Net cash used in operating activities	(284,491)	(462,122)

Cash flows from investing activities:
Purchases of property, plant and equipment	(787,643)	(769,741)
Proceeds from sale of property, plant and equipment	6,000	--
Net cash used in investing activities	(781,643)	(769,741)

Cash flows from financing activities:
Payments on long-term debt	(13,184)	(943)
Purchase and retirement of stock	--	(1,050,235)
Proceeds from the exercise of stock options	366,611	206,384
Excess tax benefit from stock options exercised	15,601	--
Net cash provided by (used in) financing activities	369,028	(844,794)
Net decrease in cash and cash equivalents	(697,106)	(2,076,657)
Cash and cash equivalents at beginning of period	9,702,059	10,463,454
Cash and cash equivalents at end of period	$9,004,953	$8,386,797

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________

Note 1

Customer Deposits - The Company receives advance payments from customers for future product orders and records these amounts as liabilities. Such deposits are accepted by the Company when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Revenue associated with these deposits is deferred and recognized upon shipment of the related product to the customer.

For a description of other key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2006 and the results of operations and cash flows for the three- month period ended March 31, 2006 and 2005.

Note 3

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	March 31, 2006	December 31, 2005

Finished goods	$9,440,475	$9,369,658
Work in process	10,331,280	9,520,905
Raw materials and purchased components	31,054,430	27,447,857
Obsolescence reserve	(2,073,943)	(2,073,031)
	$48,752,242	$44,265,389

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

Changes in the Company's warranty liability were as follows:

For the three months ended March, 31:

	2006	2005

Balance of accrued warranty at January 1	$4,502,772	$3,670,761

Warranties issued during the period	897,597	664,513

Cash settlements made during the period	(859,365)	(673,391)

Changes in liability for pre-existing warranties
during the period, including expirations	239,874	297,202

Balance of accrued warranty at March 31	$4,780,878	$3,959,085

Note 6

The Company has repurchase agreements with certain third-party lending institutions that have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on March 31, 2006 was $354,000. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The effective income tax rate was 37.0% in the first quarter of 2006 and 37.5% in the first quarter of 2005. The effective tax rates for 2006 and 2005 are consistent with the applicable federal and state statutory tax rates.

Note 8

Spartan Motors is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its 1994 Incentive Stock Option Plan, its Stock Option and Restricted Stock Plan of 1998, its Stock Option and Restricted Stock Plan of 2003 and its Stock Incentive Plan of 2005. Spartan Motors' stock incentive plans allow certain employees, officers, non-employee directors and outside market advisors to purchase common stock of Spartan Motors at a price established on the date of grant. Total shares remaining available for stock incentive grants under these plans totaled 585,100 at March 31, 2006. Options granted under the Stock Option and Restricted Stock Plan of 1998 to non-employee directors must have an exercise price equal to at least 85% of the fair market value of Spartan Motors common stock on the date of grant. Incentive stock options granted under the 1994 Incentive Stock Option Plan or the Stock Option and Restricted Stock Plan of 1998 must have an exercise price equal to at least 100% of the fair market value on the date of grant. Stock options and restricted stock granted under the Stock Option and Restricted Stock Plan of 2003 or the Stock Incentive Plan of 2005 must be equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date. The options or Stock Appreciation Rights (SARs) granted are exercisable for a period of 10 years from the grant date. The exercise price for all options and SARs granted has been equal to the market price at the date of grant. Readers should refer to Note 6 of our consolidated financial statements in our Annual Report on Form 10-K for the calendar year ended December 31, 2005, for additional information related to these stock-based compensation plans.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25 (Accounting for Stock Issued to Employees) and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on December 31, 2005. Compensation cost recognized in the first quarter of 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). No options or other stock-based compensation was granted during the three months ended March 31, 2006. As required under the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company's results for the three months ended March 31, 2006 were not significantly affected as a result of adopting SFAS 123(R) on January 1, 2006.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the price at which the options are sold over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. Upon adoption of SFAS 123(R) any excess tax benefits are required to be shown in our consolidated statement of cash flows as financing cash flows. Excess tax benefits derive from the difference between the exercise price of a stock option and the fair market value of the option as determined by a valuation model which in our case is the Black-Scholes model.

Net cash proceeds from the exercise of stock options were $366,611 for the three months ended March 31, 2006. The actual income tax benefit realized from stock option exercises is $48,000 for the same period.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three months ended March 31, 2005:

Three Months Ended March 31, 2005
Net earnings
As reported	$2,045,818
Deduct: Compensation expense - fair value method	(12,605)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed.	37,149
Pro forma	$2,070,362

Basic net earnings per share
As reported	$0.16
Pro forma	0.17

Diluted net earnings per share
As reported	$0.16
Pro forma	0.16

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated fair value of options in 2006 and 2005. No stock based compensation was granted in the three month period ended March 31, 2006.

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives	Estimated Fair Value
2006	2%	54.4%	4.38%	5 years	$4.56
2005	2%	54.4%	3.60%	5 years	$5.18

The following table summarizes information regarding the Company's stock incentive plans at December 31, 2005 and March 31, 2006:

Plan	Number Outstanding and Exercisable at 12/31/05	Weighted- Average Exercise Price	Number Exercised	Number Cancelled or Expired	Number Outstanding and Exercisable at 03/31/06	Weighted- Average Exercise Price

Non-Qualified Stock Option Plan	80,380	$6.282	12,500	--	67,880	$6.195
1994 Incentive Stock option Plan	429,719	$7.563	10,550	2,600	416,569	$7.567
1996 Stock Option and Restricted Stock Plan for Outside Market Advisors	48,000	$6.949	--	--	48,000	$6.949
1998 Stock Option and Restricted Stock Plan	481,905	$9.308	3,300	2,000	476,605	$9.335
2003 Stock Option and Restricted Stock Plan	748,925	$11.303	7,700	3,000	738,225	$11.313
2005 Stock Incentive Plan	285,050	$10.290	2,400	(200)	282,850	$10.290
	2,073,979	$9.632	36,450	7,400	2,030,129	$9.665

All stock options vest on the date of grant. No stock options were granted in the three months ended March 31, 2006. Based on the closing price of Spartan Motors, Inc. common stock on March 31, 2006, the aggregate intrinsic values of options outstanding and exercisable at March 31, 2006 and exercised during the three months ended March 31, 2006 were $23,346,000 and $419,000, respectively.

On September 30, 2005, the Company issued restricted stock to key employees and non-employee directors of the Company. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period. The shares vest evenly over a three year period on the anniversary date of the grant commencing September 30, 2006. The Company has 86,250 restricted shares outstanding as of March 31, 2006, all of which were granted on September 30, 2005. As of March 31, 2006, the company has unearned stock-based compensation of $769,063 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable vesting periods.

Note 9

Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$54,570			$54,570
Fire truck chassis sales	22,277		$(4,608)	17,669
EVTeam product sales	--	$19,698	--	19,698
Other sales	11,729	--	--	11,729
Total Net Sales	$88,576	$19,698	$(4,608)	$103,666
Interest expense	1	158	(103)	56
Depreciation expense	229	305	109	643
Income tax expense (credit)	2,963	(429)	100	2,634
Segment earnings (loss)	5,572	(832)	(259)	4,481
Segment assets	64,465	51,163	22,177	137,805

Three Months Ended March 31, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$59,386			$59,386
Fire truck chassis sales	16,690		$(3,368)	13,322
EVTeam product sales		$13,728		13,728
Other sales	2,465			2,465
Total Net Sales	$78,541	$13,728	$(3,368)	$88,901
Interest expense		226	(180)	46
Depreciation expense	222	290	108	620
Income tax expense (credit)	1,862	(542)	(90)	1,230
Segment earnings (loss)	3,412	(1,058)	(308)	2,046
Segment assets	51,655	42,553	18,091	112,299

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Spartan Motors, Inc. (the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. During 2005, the Company had four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue"). Crimson, Crimson Aerials and Road Rescue make up the Company's EVTeam. The company's brand names, Spartan™, Crimson Fire™ and Road Rescue™, are known in their market niches for quality, value, service and innovation.

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

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products in the North American marketplace. Spartan Chassis sells its custom diesel chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

The Company is an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer loyalty. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as equity capital, as sources of expansion capital. A key metric in measuring our success is our Return on Invested Capital (ROIC). We define ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the Company's other two principal chassis markets. Thus, in the past few years, management has placed special emphasis on further market penetration in the fire truck market and diversification into the specialty chassis market.

The Company expects growth and improved earnings to come from:

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire and Road Rescue.

•	EVTeam operational improvements as processes are reengineered to lower costs by eliminating non-value added activities.

•

Further market share gain in the Class A motorhome market as the Company's chassis continue to lead the way in design features such as stability, ride, durability and dependability. In 2005 Spartan was able to gain market share in motorhome sales by increasing the number of models riding on a Spartan chassis to 36 from 22 in 2004.

•	Increased sales of Fire Truck chassis which incurred record orders in 2005.

•

Opportunities in the areas of specialty vehicles and micro-niche markets. The Company expects to complete its Cougar project for the US Military in 2006 and is guardedly optimistic about the potential for additional military business. As society changes and the consumer becomes more demanding, transportation needs (bodies and chassis) continue to change and Spartan has the opportunity to help satisfy the demand.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. Geo-political events affect the recreational vehicle market more directly than the emergency rescue market, and it is in emergency rescue where the Company expects solid growth in the future.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2006 compared to the three-month period ended March 31, 2005. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 16, 2006.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

	March 31, 2006			March 31, 2005
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	81.9%	96.5%	83.8%	85.4%	97.3%	86.8%
Gross profit	18.1%	3.5%	16.2%	14.6%	2.7%	13.2%
Operating expenses:
Research and development	2.6%	2.7%	2.7%	2.3%	3.4%	2.5%
Selling, general, and administrative	5.9%	7.2%	6.8%	5.6%	9.8%	7.1%
Operating income	9.6%	-6.4%	6.7%	6.7%	-10.5%	3.6%
Other income (expense)	0.0%	0.0%	0.2%	--	-1.2%	0.1%
Earnings before taxes on income	9.6%	-6.4%	6.9%	6.7%	-11.7%	3.7%
Taxes on income	3.3%	-2.2%	2.5%	2.4%	-4.0%	1.4%
Net earnings	6.3%	-4.2%	4.4%	4.3%	-7.7%	2.3%

Quarter Ended March 31, 2006, Compared to the Quarter Ended March 31, 2005

For the three months ended March 31, 2006, consolidated sales increased $14.8 million (16.6%) to $103.7 million, from $88.9 million in the first quarter of 2005. Chassis Group sales for this period increased by $10.1 million (12.9%) to $88.6 million, from $78.5 million in the first quarter of 2005. This increase was due to higher sales of fire truck chassis and specialty products due to the Cougar - a Joint Explosive Ordnance Disposal Rapid Response Vehicle being built for the U.S. Department of Defense. During the first quarter of 2006, fire truck chassis sales were $22.3 million or 33.5% higher than in the first quarter of 2005. This increase was due primarily to the Chassis Group providing custom built units meeting customer demands allowing the group to gain market share. Specialty products sales, which includes the sales of the Cougar referenced above, were $11.8 million compared to $2.5 million in 2005. No Cougars were produced in the first quarter of 2005.

Motorhome chassis sales in the first quarter of 2006 decreased $4.8 million (8.1%) to $54.6 million, from $59.4 million in the same period of 2005. The overall Class A motorhome market decline was approximately 20% in the past year. The Chassis group continues to build market share in a declining market due to its premium products and customer service.

EVTeam sales increased by $6.0 million (43.5%) to $19.7 million during the first quarter of 2006 compared with the prior year's first quarter. Road Rescue sales were up by $0.5 million (9.8%); Crimson Fire's sales were up by $5.0 million (63.1%) and Crimson Aerials sales were up by $0.5 million (93.7%). Operational progress was made at all three EVTeam locations resulting in higher production levels thus enabling higher sales.

Gross margin increased from 13.2% for the quarter ended March 31, 2005 to 16.2% for the same period of 2006. This increase is due primarily to an improved product sales mix due to the increased sales of fire truck chassis and the new sales of military vehicle chassis at Chassis. Other factors contributing to the improved gross margin including those at the EVTeam locations are improved labor efficiencies, decreases in steel surcharges quarter to quarter, leveraged overhead due to higher volumes, and higher unit pricing as vehicles priced in the backlog at prior year pricing levels continue to decrease. Although the future sales of the military vehicle chassis are possible, if not anticipated, the Company does not currently have any new orders for the Cougar. The financial impact of sales of the Cougar in future quarters may not be as significant as the financial impact in the first quarter of 2006.

Operating expenses as a percentage of sales decreased from 9.6% for the first quarter of 2005 to 9.5% for the first quarter of 2006. Research and development expenses increased $0.6 million compared to the same period in 2005.The increase in sales resulted in the lower percent of sales for operating expenses.

The effective income tax rate was 37.0% in the first quarter of 2006 and 37.5% in the first quarter of 2005. The effective tax rate for 2006 and 2005 is consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $4.5 million ($0.35 per diluted share) in the first quarter of 2006 from $2.0 million ($0.16 per diluted share) in the first quarter of 2005 as a result of the factors discussed above.

Total chassis orders received during the first quarter of 2006 decreased 1.6% compared to the same period in 2005. This reflects an 8.8% decrease in motorhome chassis orders offset by a 33.3% increase in fire truck chassis orders.

At March 31, 2006, the Company had $181.7 million in backlog, compared with a backlog of $134.5 million at March 31, 2005. This reflects an increase in Chassis Group backlog of $40.3 million, or 53.9%, combined with an increase in EVTeam backlog of $6.9 million, or 11.5%.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an ROIC of 21.8 percent in the first quarter of 2006, a 94.6 percent increase compared to the ROIC of 11.2 percent for the same quarter in 2005. Our balance sheet remains strong, and we ended the quarter with $11.0 million in cash, cash equivalents and investment securities.

For the three months ended March 31, 2006, cash used in operating activities was $0.3 million, which was a $0.2 million change from the $0.5 million of cash used in operating activities for the three months ended March 31, 2005. Please refer to the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further details. The cash on hand at

December 31, 2005 and $0.4 million of cash provided from the exercise of stock options allowed the Company to fund $0.8 million in property, plant and equipment purchases and the $0.3 million used in operating activities. The Company's working capital increased $4.7 million from $50.7 million at December 31, 2005 to $55.4 million at March 31, 2006. Cash and cash equivalents decreased $0.7 million, from $9.7 million at December 31, 2005 to $9.0 million at March 31, 2006.

Shareholders' equity increased $5.0 million in the three months ended March 31, 2006 to $77.6 million from $72.6 million at December 31, 2005. This change resulted from the $4.5 million in net comprehensive income of the Company, the receipt of $0.4 million from the exercise of stock options including the corresponding tax benefit and the amortization of $0.1 million of unearned compensation related to the restricted stock issued on September 30, 2005.

On April 26, 2005, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. That authorization expired on April 25, 2006 with no shares being repurchased. On April 25, 2006, the Board of Directors authorized management to repurchase up to a total of 500,000 shares of its common stock in open market transactions. The authorization for this repurchase program expires on April 24, 2007. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the 500,000 shares of stock at the closing price of its common stock on March 31, 2006, this would cost the Company approximately $5.8 million. The Company believes that it has sufficient cash reserves to fund this stock buyback.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on May 31, 2007. There were no borrowings under this line at March 31, 2006. Under the terms of the line of credit agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans, and restricts substantial asset sales. At March 31, 2006, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit for $0.2 million. The $0.2 million line carries an interest rate of 1% above the bank's prime rate (prime rate at March 31, 2006 was 7.75%) and has an expiration date of May 31, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at March 31, 2006.

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

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months. Proceeds from existing credit facilities, anticipated renewals and expanded credit facilities, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. These policies were selected because they are broadly applicable within the Company's operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands and market conditions. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

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

Equity Compensation - SFAS 123(R), Share-Based Payment, addresses the accounting for share-based employee compensation and was adopted by Spartan Motors, Inc. on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123 (R) and further information on Spartan Motors, Inc. equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 8 to the financial statements, SFAS 123(R) requires that share options awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. We have not run the model with alternative inputs to quantify their effects on the fair value of the options.

To value options, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model we apply is able to handle some of the specific features included in the options we grant, which is the reason for its use. If we were to use a different model, the option values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options. Fair value could be either higher or lower than the ones produced by the model we apply and the inputs we used.

NEW AND PENDING ACCOUNTING POLICIES

There are no new or pending accounting policies that would materially impact the results of operations.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at March 31, 2006, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006 was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2006. During the Company's first fiscal quarter ended March 31, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended September 30, 2005, and incorporated herein by reference.*

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

Date: May 9, 2006	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

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

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended September 30, 2005, and incorporated herein by reference.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.