Form 10-Q
period 2006-06-30
SPARTAN MOTORS INC
filed 2006-08-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 2, 2006

Common stock, $.01 par value	13,397,471 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•

Changes in existing products liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices. These laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active, for example, laws regulating the design or manufacture of emergency vehicles or regulations issued by the National Fire Protection Association; in either case, our profitability could be injured due to an industry-wide market decline or due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

•

Changes in environmental regulations. These regulations could have a negative impact on our earnings; for example, laws mandating improved emissions standards could increase our research and development costs, increase the cost of components and lead to the temporary unavailability of engines.

•

Rapidly rising material and component costs and the Company's ability to mitigate such cost increases based upon our supply contracts or to recover such cost increases with increases in selling prices of its products. Such increases in costs could have a negative impact on our earnings.

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry. These types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

	•	Factors that impact our attempts to expand internationally, such as the introduction of trade barriers in the United States or abroad.

	•	Increasing oil prices and the availability of oil may have an adverse impact on the RV market.

•	Changes in relationships with major customers. An adverse change in our relationship with major customers would have a negative impact on our earnings and financial position.

Armed conflicts and other military actions. The considerable political and economic uncertainties resulting from these events could adversely affect our order intake and sales.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2005, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	June 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$6,848,403	$9,702,059
Marketable securities	--	1,988,120
Accounts receivable, less allowance for
doubtful accounts of $192,000 in 2006
and $202,000 in 2005	54,991,025	37,016,549
Inventories	50,904,808	44,265,389
Deferred income tax assets	3,745,396	3,745,396
Taxes receivable	463,701	989,896
Other current assets	6,031,364	1,948,796
Total current assets	122,984,697	99,656,205

Property, plant, and equipment, net	19,715,795	18,478,110
Goodwill	4,543,422	4,543,422
Other assets	556,344	530,533
Total assets	$147,800,258	$123,208,270

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	June 30, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$31,658,933	$20,745,549
Accrued warranty	4,718,786	4,502,772
Accrued compensation and related taxes	4,589,002	4,241,293
Accrued vacation	1,400,748	1,188,692
Deposits from customers	11,822,851	13,640,197
Other current liabilities and accrued expenses	5,390,159	4,608,617
Current portion of long-term debt	53,627	52,831
Total current liabilities	59,634,106	48,979,951

Long-term debt, less current portion	1,289,940	1,317,003
Deferred income tax liabilities	309,000	309,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 13,266,937 and
12,636,658 shares in 2006 and 2005, respectively	132,669	126,367
Additional paid in capital	42,941,142	37,885,813
Retained earnings	43,493,401	35,447,985
Unearned compensation	--	(845,969)
Accumulated other comprehensive loss	--	(11,880)
Total shareholders' equity	86,567,212	72,602,316
Total liabilities and shareholders' equity	$147,800,258	$123,208,270

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2006	2005

Sales	$109,227,185	$89,341,252
Cost of products sold	90,553,261	76,968,885
Gross profit	18,673,924	12,372,367

Operating expenses:
Research and development	2,965,743	2,212,026
Selling, general and administrative	7,673,134	6,398,731
Operating income	8,035,047	3,761,610

Other income (expense):
Interest expense	(30,120)	(30,862)
Interest and other income	210,795	178,325
Earnings before taxes on income	8,215,722	3,909,073

Taxes on income	3,222,925	1,351,893
Net earnings	4,992,797	2,557,180

Basic net earnings per share	$0.39	$0.20

Diluted net earnings per share	$0.38	$0.20

Basic weighted average common shares outstanding	12,829,000	12,492,000

Diluted weighted average common shares outstanding	13,155,000	12,737,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2006	2005

Sales	$212,893,116	$178,242,385
Cost of products sold	177,451,550	154,136,028
Gross profit	35,441,566	24,106,357

Operating expenses:
Research and development	5,810,954	4,466,329
Selling, general and administrative	14,728,932	12,718,422
Operating income	14,901,680	6,921,606

Other income (expense):
Interest expense	(86,214)	(76,919)
Interest and other income	515,432	339,909
Earnings before taxes on income	15,330,898	7,184,596

Taxes on income	5,856,620	2,581,598
Net earnings	9,474,278	4,602,998

Basic net earnings per share	$0.74	$0.37

Diluted net earnings per share	$0.73	$0.36

Basic weighted average common shares outstanding	12,765,000	12,506,000

Diluted weighted average common shares outstanding	12,970,000	12,760, 000

Cash dividends per common share	$0.11	$0.11

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2006	12,636,658	$126,367	$37,885,813	$35,447,985	$(845,969)	$(11,880)	$72,602,316

Reclassification of unearned compensation upon adopting new stock based payment accounting principle	--	--	(845,969)	--	845,969	--	--
Issuance of common stock and the tax benefit of stock incentive plan transactions	512,494	5,124	5,750,670	--	--	--	5,755,794
Dividends paid ($0.11 per share)	--	--	--	(1,428,862)	--	--	(1,428,862)
Issuance of restricted stock net of cancellation	117,785	1,178	(1,178)	--	--	--	--
Amortization of unearned compensation	--	--	151,806	--	--	--	151,806
Comprehensive income:
Net earnings	--	--	--	9,474,278	--	--	9,474,278
Change in unrealized loss on marketable securities	--	--	--	--	--	11,880	11,880
Total comprehensive income							9,486,158
Balance at June 30, 2006	13,266,937	$132,669	$42,941,142	$43,493,401	--	--	$86,567,212

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$9,474,278	$4,602,998
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	1,339,684	1,233,730
Gain on sale of assets	(19,586)	--
Tax benefit from stock options exercised	771,000	83,000
Excess tax benefit from stock options exercised	(145,521)	--
Amortization of unearned compensation	151,806
Decrease (increase) in operating assets:
Accounts receivable	(17,974,476)	(5,692,187)
Inventories	(6,639,419)	(3,920,349)
Taxes receivable	526,195	670,896
Other assets	(4,108,379)	397,088
Increase (decrease) in operating liabilities:
Accounts payable	10,913,384	5,116,247
Accrued warranty	216,014	564,573
Accrued compensation and related taxes	347,709	(443,248)
Accrued vacation	212,056	129,446
Deposits from customers	(1,817,346)	4,978,372
Other current liabilities and accrued expenses	781,542	1,088,101
Total adjustments	(15,445,337)	4,205,669
Net cash provided by (used in) operating activities	(5,971,059)	8,808,667

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,905,445)	(1,252,043)
Proceeds from sales of property, plant and equipment	358,472
Proceeds from sale of investments	1,989,190	2,727
Net cash used in investing activities	(557,783)	(1,249,316)

Cash flows from financing activities:
Payments on long-term debt	(26,267)	(2,365)
Purchase and retirement of stock	--	(1,050,235)
Proceeds from the exercise of stock options	4,984,794	734,889
Excess tax benefit from stock options exercised	145,521	--
Payment of dividends	(1,428,862)	(1,371,822)
Net cash provided by (used in) financing activities	3,675,186	(1,689,533)
Net Increase (decrease) in cash and cash equivalents	(2,853,656)	5,869,818
Cash and cash equivalents at beginning of period	9,702,059	10,463,454
Cash and cash equivalents at end of period	$6,848,403	$16,333,272

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________

Note 1

Deposits from Customers - The Company receives advance payments from customers for future product orders and records these amounts as liabilities. Such deposits are accepted by the Company when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Revenue associated with these deposits is deferred and recognized upon shipment of the related product to the customer.

For a description of other key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2006. There have been no changes in such accounting policies.

Note 2

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2006 and the results of operations and cash flows for the three- and six-months period ended June 30, 2006 and 2005.

Note 3

The results of operations for the six-months period ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 4

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	June 30, 2006	December 31, 2005

Finished goods	$7,171,283	$9,369,658
Work in process	13,725,862	9,520,905
Raw materials and purchased components	32,617,148	27,447,857
Obsolescence reserve	(2,609,485)	(2,073,031)
	$50,904,808	$44,265,389

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

Changes in the Company's warranty liability were as follows:

For the three months ended June 30:

	2006	2005

Balance of accrued warranty at April 1	$4,780,878	$3,959,085

Warranties issued during the period	1,007,259	676,393

Cash settlements made during the period	(1,260,561)	(911,712)

Changes in liability for pre-existing warranties
during the period, including expirations	191,210	511,568

Balance of accrued warranty at June 30	$4,718,786	$4,235,334

For the six months ended June 30:

	2006	2005

Balance of accrued warranty at January 1	$4,502,772	$3,670,761

Warranties issued during the period	1,904,856	1,334,914

Cash settlements made during the period	(2,119,926)	(1,579,110)

Changes in liability for pre-existing warranties
during the period, including expirations	431,084	808,769

Balance of accrued warranty at June 30	$4,718,786	$4,235,334

Note 6

The Company has repurchase agreements with certain third-party lending institutions that provided floor plan financing to customers. These agreements provided for the repurchase of products from the lending institution in the event of the customer's default. There was no contingent liability on June 30, 2006. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 7

The effective income tax rate was 39.2% in the second quarter of 2006 and 34.6% in the second quarter of 2005. The effective income tax rate was 38.2% in the first half of 2006 and 35.9% in the first half of 2005. The increased rates reflect anticipated additional state taxes due and accruals for various tax contingencies.

Note 8

Spartan Motors is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Non Qualified Stock Option Plan, 1994 Incentive Stock Option Plan, 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, Stock Option and Restricted Stock Plan of 1998, Stock Option and Restricted Stock Plan of 2003 and Stock Incentive Plan of 2005. Spartan Motors' stock incentive plans allow certain employees, officers, non-employee directors and outside market advisors to purchase common stock of Spartan Motors at a price established on the date of grant. Total shares remaining available for stock incentive grants under these plans totaled 445,465 at June 30, 2006. Options granted under the Stock Option and Restricted Stock Plan of 1998 to non-employee directors must have an exercise price equal to at least 85% of the fair market value of Spartan Motors common stock on the date of grant. (Options granted under these plans to date were at 100% of the fair market value.) Incentive stock options granted under the 1994 Incentive Stock Option Plan or the Stock Option and Restricted Stock Plan of 1998 must have an exercise price equal to at least 100% of the fair market value on the date of grant. Stock options and restricted stock granted under the Stock Option and Restricted Stock Plan of 2003 or the Stock Incentive Plan of 2005 must be equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date. The options or Stock Appreciation Rights (SARs) granted are exercisable for a period of 10 years from the grant date. The exercise price for all options and SARs granted has been equal to the market price at the date of grant.

Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), we accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of grant.

Under the modified prospective approach, SFAS 123(R) applies to new awards and to unvested awards that were outstanding on December 31, 2005. Compensation cost recognized includes compensation cost for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). No options or SARs were granted during the six months ended June 30, 2006. As required under the modified prospective approach, prior periods were not restated to reflect the impact of adopting the new standard.

The Company's results for the three- and six-months periods ended June 30, 2006 were not significantly affected as a result of adopting SFAS 123(R) on January 1, 2006.

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

Net cash proceeds from the exercise of stock options were $4,618,180 and $4,984,791 for the three- and six- months periods ended June 30, 2006 respectively. The actual income tax benefits realized from stock option exercises were $723,000 and $771,000 for the same respective periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three and six months ended June 30, 2005:

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net earnings
As reported	$2,557,180	$4,602,998
Deduct: Compensation expense - fair value method	(24,587)	(37,192)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	95,131	132,280

Pro forma	$2,627,724	$$4,698,086

Basic net earnings per share
As reported	$0.20	$0.37
Pro forma	0.21	0.38

Diluted net earnings per share
As reported	$0.20	$0.36
Pro forma	0.21	0.37

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated fair value of options in 2005.

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives	Estimated Fair Value
2005	2%	54.4%	3.60%	5 years	$5.18

The following table summarizes information regarding the Company's stock options at December 31, 2005 and June 30, 2006:

Plan	Number Outstanding and Exercisable at 12/31/05	Weighted- Average Exercise Price	Number Exercised	Number Cancelled, Expired or Adjusted	Number Outstanding and Exercisable at 06/30/06	Weighted- Average Exercise Price

Non-Qualified Stock Option Plan	80,380	$6.28	41,000	--	39,380	$5.68
1994 Incentive Stock option Plan	429,719	$7.56	109,174	5,750	314,795	$7.41
1996 Stock Option and Restricted Stock Plan for Outside Market Advisors	48,000	$6.95	11,000	--	37,000	$6.46
1998 Stock Option and Restricted Stock Plan	481,905	$9.31	77,425	(2,400)	406,880	$9.19
2003 Stock Option and Restricted Stock Plan	748,925	$11.30	172,832	(14,450)	590,543	$11.33
2005 Stock Incentive Plan	285,050	$10.29	92,850	900	191,300	$10.29
	2,073,979	$9.63	504,281	(10,200)	1,579,898	$9.62

All stock options vest on the date of grant. No stock options were granted in the six months ended June 30, 2006. Based on the closing price of Spartan Motors, Inc. common stock on June 30, 2006, the aggregate intrinsic values of options outstanding and exercisable at June 30, 2006 and exercised during the six months ended June 30, 2006 were $9,105,000 and $2,967,000, respectively.

On September 30, 2005, the Company issued restricted stock to directors, officers and key employees of the Company. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period. The shares vest evenly over a three year period on the anniversary date of the grant commencing September 30, 2006. The Company had 85,500 of these restricted shares outstanding as of June 30, 2006.

On June 30, 2006, 118,535 shares of restricted common stock were issued to directors, officers, and key employees of the Company. All shares for non-officer grants vest evenly over a three year period on the anniversary date of the grant commencing June 30, 2007. The officer grants vest evenly over a five year period on the anniversary date of the grant commencing June 30, 2007.

As of June 30, 2006, the company has unearned stock-based compensation of $2,509,206 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable vesting periods.

Note 9

Sales and other financial information by business segment are as follows:

Three Months Ended June 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$59,210			$59,210
Fire truck chassis sales	26,765		$(6,381)	20,384
EVTeam product sales	--	$19,762	--	19,762
Other sales	9,871	--	--	9,871
Total Net Sales	$95,846	$19,762	$(6,381)	$109,227
Interest expense (income)	--	197	(167)	30
Depreciation expense	257	333	107	697
Income tax expense (credit)	3,383	(396)	236	3,223
Segment earnings (loss)	6,438	(766)	(679)	4,993
Segment assets	86,536	50,367	10,897	147,800

Three Months Ended June 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$47,307			$47,307
Fire truck chassis sales	22,151		$(3,195)	18,956
EVTeam product sales		$19,848		19,848
Other sales	3,230			3,230
Total Net Sales	$72,688	$19,848	$(3,195)	$89,341
Interest expense (income)	--	224	(193)	31
Depreciation expense	228	280	106	614
Income tax expense (credit)	1,833	(418)	(63)	1,352
Segment earnings (loss)	3,356	(826)	27	2,557
Segment assets	46,724	45,273	29,341	121,338

Six Months Ended June 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$112,791			$112,791
Fire truck chassis sales	48,723		$(10,989)	37,734
EVTeam product sales	--	$39,460	--	39,460
Other sales	22,908	--	--	22,908
Total Net Sales	$184,422	$39,460	$(10,989)	$212,893
Interest expense (income)	1	355	(270)	86
Depreciation expense	486	638	216	1,340
Income tax expense (credit)	6,345	(825)	337	5,857
Segment earnings (loss)	12,010	(1,598)	(938)	9,474
Segment assets	86,536	50,367	10,897	147,800

Six Months Ended June 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$106,693			$106,693
Fire truck chassis sales	38,841		$(6,563)	32,278
EVTeam product sales		$33,576		33,576
Other sales	5,695			5,695
Total Net Sales	$151,229	$33,576	$(6,563)	$178,242
Interest expense (income)	--	450	(373)	77
Depreciation expense	450	570	214	1,234
Income tax expense (credit)	3,696	(961)	(153)	2,582
Segment earnings (loss)	6,768	(1,883)	(282)	4,603
Segment assets	46,724	45,273	29,341	121,338

Note 10

New and Pending Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or   expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is in the process of assessing the effect of this interpretation on the Company's consolidated financial position and results of operations.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Spartan Motors, Inc. (the "Company") was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue"). Crimson, Crimson Aerials and Road Rescue make up the Company's EVTeam. The company's brand names, Spartan™, Crimson Fire™ and Road Rescue™, are known for quality, value, service and innovation.

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

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products in the North American marketplace. Spartan Chassis sells its custom diesel chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Chassis believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

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

The Company expects future growth and earnings to come from:

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

•	Increased sales of Fire Truck chassis which incurred record orders in the first half of 2006.

•

Opportunities in the areas of specialty vehicles and micro-niche markets. The Company expects to complete its current Cougar orders for the US Military in 2006 and expects to continue production of the current Iraqi Light Armored Vehicle (ILAV) order through mid-2007. The Company is guardedly optimistic about the potential for additional military business. As society changes and the consumer becomes more demanding, transportation needs (bodies and chassis) continue to change and Spartan has the opportunity to help satisfy the demand.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. Geo-political events affect the recreational vehicle market more directly than the emergency rescue market, and it is in emergency rescue where the Company expects solid growth in the future.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-and six-month periods ended June 30, 2006 compared to the three-and six-month periods ended June 30, 2005. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 16, 2006.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

Three months ended:	June 30, 2006			June 30, 2005
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	81.3%	95.4%	82.9%	84.4%	95.6%	86.2%
Gross profit	18.7%	4.6%	17.1%	15.6%	4.4%	13.8%
Operating expenses:
Research and development	2.5%	2.6%	2.7%	2.4%	2.4%	2.5%
Selling, general, and administrative	5.9%	7.3%	7.0%	6.2%	8.0%	7.1%
Operating income	10.3%	-5.3%	7.4%	7.1%	-6.0%	4.2%
Other income (expense)	-2.9%	-0.5%	0.1%	--	-0.7%	0.2%
Earnings before taxes on income	7.4%	-5.9%	7.5%	7.1%	-6.7%	4.4%
Taxes on income	3.5%	-2.0%	2.9%	2.5%	-2.3%	1.5%
Net earnings	3.9%	-3.9%	4.6%	4.6%	-4.4%	2.9%

Six months ended:	June 30, 2006			June 30, 2005
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	81.6%	95.9%	83.4%	84.9%	96.3%	86.5%
Gross profit	18.4%	4.1%	16.6%	15.1%	3.7%	13.5%
Operating expenses:
Research and development	2.6%	2.7%	2.7%	2.3%	2.8%	2.5%
Selling, general, and administrative	5.9%	7.3%	6.9%	5.8%	8.8%	7.1%
Operating income	9.9%	-5.9%	7.0%	7.0%	-7.9%	3.9%
Other income (expense)	-2.9%	-0.3%	0.2%	--	-0.8%	0.1%
Earnings before taxes on income	7.0%	-6.2%	7.2%	7.0%	-8.7%	4.0%
Taxes on income	3.4%	-2.1%	2.8%	2.4%	-3.0%	1.4%
Net earnings	3.6%	-4.1%	4.4%	4.6%	-5.7%	2.6%

Quarter Ended June 30, 2006, Compared to the Quarter Ended June 30, 2005
For the three months ended June 30, 2006, consolidated sales increased $19.9 million (22.3%) to $109.2 million, from $89.3 million in the second quarter of 2005. Spartan Chassis sales for this period increased by $23.2 million (31.9%) to $95.8 million, from $72.7 million in the second quarter of 2005. The increase in Spartan Chassis sales was due to higher sales of chassis across all product lines.   Fire truck chassis sales were $26.8 million in the second quarter of 2006, up $4.6 million (20.8%) from the second quarter of 2005. This increase was primarily due to market share gains due to the high product flexibility and customer service provided by the Spartan Chassis. During the second quarter of 2006, motorhome chassis sales of $59.2 million represented an $11.9 million (25.2%) increase over the same period of last year. The increase in motorhome chassis sales was primarily due to the Spartan Chassis securing additional business from existing customers. Specialty chassis sales were $6.9 million compared to $0.9 million in 2005. This increase is due to higher sales of military chassis for the Cougar, a Joint Explosive

Ordnance Disposal Rapid Response Vehicle (JERRV), military subcontract. The Cougar was first manufactured late in the second quarter of 2005. EVTeam sales decreased 0.4% during the second quarter of 2006 compared with the prior year's second quarter.

Gross margin increased from 13.8% for the quarter ended June 30, 2005 to 17.1% for the same period of 2006. This increase is due primarily to an improved product sales mix and sales of military vehicle chassis at Spartan Chassis. Other factors contributing to the improved gross margin, including those at the EVTeam locations, are improved labor efficiencies and higher unit pricing as vehicles priced in the backlog at prior year pricing levels continue to decrease. Future sales of the military vehicle chassis are expected to continue into 2007. The financial impact of sales of the Cougar and similar units in future quarters may not be as significant as the financial impact in the second quarter of 2006.

Operating expenses as a percentage of sales increased from 9.6% for the second quarter of 2005 to 9.7% for the second quarter of 2006. Research and development expenses increased $0.8 million compared to the same period in 2005. While SG&A expenses increased $1.3 million, the increase in sales resulted in a lower percent of sales for SG&A expenses. Increased operating expenses resulted from increased payroll to support the higher sales.

The effective income tax rate was 39.2% in the second quarter of 2006 and 34.6% in the second quarter of 2005. The increased rate reflects anticipated additional state taxes due and accruals for various tax contingencies.

Net earnings increased to $5.0 million ($0.38 per diluted share) in the second quarter of 2006 from $2.6 million ($0.20 per diluted share) in the second quarter of 2005 as a result of the factors discussed above.

Total chassis orders received during the second quarter of 2006 increased 25.4% compared to the same period in 2005. This reflects an 8.3% decrease in motorhome chassis orders offset by a 107.8% increase in fire truck chassis orders and a 105.8% increase in specialty vehicle chassis orders. EVTeam orders increased 32.9%.

At June 30, 2006, the Company had $241.8 million in backlog, compared with a backlog of $156.3 million at June 30, 2005. This reflects an increase in Chassis Group backlog of $75.4 million, or 76.6%, combined with an increase in EVTeam backlog of $10.1 million, or 17.4%. The company anticipates filling 65 to 70 percent of its current backlog orders by December 31, 2006.

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

Six Months Ended June 30, 2006, Compared to the Six Months Ended June 30, 2005
For the six months ended June 30, 2006, consolidated sales increased $34.7 million (19.4%) to $212.9 million, from $178.2 million in the second quarter of 2005. Spartan Chassis sales for this period increased by $33.2 million (21.9%) to $184.4 million, from $151.2 million in the second quarter of 2005. This increase was due in part to higher sales of motor home and fire truck chassis. Specialty products sales were $14.6 million above prior year levels for the same period due to Cougar sales. During the six months ended June 30, 2006, fire truck chassis sales were $9.9 million or 25.4% higher than in the second quarter of 2005. This increase was primarily due to market share gains due to the high product flexibility and customer service support provided by the Spartan Chassis. Specialty products sales, which includes the sales of the Cougar referenced above, were $16.0 million compared to $1.4 million in 2005. Motorhome chassis sales in the first six months of 2006 increased $6.1 million (5.7%) to $112.8 million, from $106.7 million in the same period of 2005 due to improved product mix and higher prices. The Spartan Chassis continues to build market share in a declining market due to its premium products and customer service. EVTeam sales increased 17.5% during the first half of 2006 compared with the prior year's first half. Crimson Fire's sales increased 35.4% and Crimson Aerials sales increased 93.6%. Road Rescue sales decreased 19.1%.

Gross margin increased from 13.5% for the six months ended June 30, 2005 to 16.6% for the same period of 2006. Improvements in product sales mix due to the increased sales of fire truck chassis and the new sales of military vehicle chassis at Spartan Chassis were the major contributor to improved margins. At EVTeam locations, margins increased due to improved labor efficiencies, leveraged overhead due to higher volumes, and higher unit pricing as vehicles priced in the backlog at prior year pricing levels continue to decrease.

Operating expenses as a percentage of sales remained at the same level for the first six months of 2006 compared to 2005 although total dollars expensed increased. As discussed above, increased operating expenses resulted from increased payroll to support the higher sales.

The effective income tax rate was 38.2% in the first half of 2006 and 35.9% in the first six months of 2005. The increased rate reflects anticipated additional state taxes due and accruals for various tax contingencies.

Net earnings increased to $9.5 million ($0.73 per diluted share) in the first half of 2006 from $4.6 million ($0.36 per diluted share) in the first half of 2005 as a result of the factors discussed above.

Total chassis orders received during the first half of 2006 increased 11.2% compared to the same period in 2005. This reflects an 8.7% decrease in motorhome chassis orders, a 68.3% increase in fire truck chassis orders and an 84.3% increase in specialty vehicle chassis orders. EVTeam orders decreased 20.4% however the average price per order increased 24.7%.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an ROIC of 22.2 percent in the first half of 2006, a 62.0 percent increase compared to the ROIC of 13.7 percent for the same period in 2005. (The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.) the Company's balance sheet remains strong, and Spartan ended the quarter with $6.8 million in cash.

For the six months ended June 30, 2006, cash used in operating activities was $5.5 million, which was a $14.3 million change from the $8.8 million of cash generated in operating activities for the six months ended June 30, 2005. Please refer to the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further details. Net cash used in operating activities amounted to $5.5 million resulting primarily from increases in accounts receivable and inventory partially offset by an increase in accounts payable. The increase in working capital supported the increased sales volume. Purchases of fixed assets and payments of dividends were more than offset by funds generated from the exercise of stock options and sale of marketable securities. As a result the net cash decrease was $2.9 million.

Shareholders' equity increased $14.0 million in the six months ended June 30, 2006 to $86.6 million from $72.6 million at December 31, 2005. Retained earnings increased due a net earnings increase of $9.5 million partially offset by a dividend of $1.4 million. The exercise of stock options generated a $5.8 million increase in shareholders' equity.

The Company's primary line of credit is a $15.0 million revolving note payable to a bank that expires on May 31, 2007. The Company also has a secured line of credit for $0.2 million which also has an expiration date of May 31, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under either line at June 30, 2006. At June 30, 2006, the Company was in compliance with all debt covenants.

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

In addition to previously approved building construction of $3.5 million, on May 24, 2006 the Board of Directors approved a capital expenditure request of $14.5 million to expand emergency vehicle manufacturing capacity in Charlotte, Michigan.

At June 30, 2006, the Company had outstanding commitments to purchase $21.7 million of engines from its suppliers. The Company has made partial advance payments for these engines which are being recorded as prepaid expenses. At June 30, 2006, $3.8 million of such advance payments were outstanding. This commitment was made in order to ensure an adequate engine supply during the transition to engines meeting the new 2007 emission requirements.

The Company has approached several sources of funds to finance the construction of the emergency vehicle chassis manufacturing facility. The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from borrowings under its existing and potential lines of credit to satisfy ongoing cash requirements for the next 12 months. Proceeds from existing credit facilities, anticipated renewals and expanded credit facilities, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future.

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

Equity Compensation - SFAS 123(R), Share-Based Payment, addresses the accounting for share-based employee compensation and was adopted by Spartan Motors, Inc. on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123(R) and further information on Spartan Motors, Inc. equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 8 to the financial statements, SFAS 123(R) requires that share options awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. We have not run the model with alternative inputs to quantify their effects on the fair value of the options.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. However, at June 30, 2006, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006 was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of June 30, 2006. During the Company's second fiscal quarter ended June 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 24, 2006. The purpose of the meeting was to elect directors, to ratify the appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the current fiscal year, and to transact any other business that properly came before the meeting.

The name of each director elected to a term expiring in 2009 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld / Against

John E. Sztykiel	10,273,625	964,319
Charles E. Nihart	10,287,019	950,925
Kenneth Kaczmarek	10,295,760	942,184

The following persons continue to serve as directors: Richard J. Schalter, William F. Foster, George Tesseris and David R. Wilson.

The following proposal was acted on:

Proposal	For	Against	Abstain	Broker Non-Vote

Proposal to ratify the Audit Committee's appointment of Ernst & Young LLP as the Company's independent registered public accounting firm for the current fiscal year.	11,130,384	91,437	16,123	0

Item 6.	Exhibits.

          (a)          Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

Date: August 9, 2006	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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