Form 10-Q
period 2006-09-30
SPARTAN MOTORS INC
filed 2006-11-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 2, 2006

Common stock, $.01 par value	13,991,392 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	September 30, 2006	December 31, 2005
ASSETS

Current assets:
Cash and cash equivalents	$5,563,260	$9,702,059
Marketable securities	--	1,988,120
Accounts receivable, less allowance for
doubtful accounts of $309,000 in 2006
and $202,000 in 2005	59,676,731	37,016,549
Inventories	55,437,530	44,265,389
Deferred income tax assets	3,745,396	3,745,396
Taxes receivable	236,439	989,896
Other current assets	11,186,864	1,948,796
Total current assets	135,846,220	99,656,205

Property, plant, and equipment, net	23,963,142	18,478,110
Goodwill	4,543,422	4,543,422
Other assets	500,575	530,533
Total assets	$164,853,359	$123,208,270

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	September 30, 2006	December 31, 2005

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$34,334,563	$20,745,549
Accrued warranty	5,918,800	4,502,772
Accrued compensation and related taxes	5,465,265	4,241,293
Accrued vacation	1,352,728	1,188,692
Deposits from customers	9,149,908	13,640,197
Other current liabilities and accrued expenses	5,346,362	4,608,617
Current portion of long-term debt	54,029	52,831
Total current liabilities	61,621,655	48,979,951

Long-term debt, less current portion	5,776,354	1,317,003
Deferred income tax liabilities	309,000	309,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 13,774,472 and
12,636,658 shares in 2006 and 2005, respectively	137,745	126,367
Additional paid in capital	49,441,327	37,885,813
Retained earnings	47,567,278	35,447,985
Unearned compensation	--	(845,969)
Accumulated other comprehensive loss	--	(11,880)
Total shareholders' equity	97,146,350	72,602,316
Total liabilities and shareholders' equity	$164,853,359	$123,208,270

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2006	2005

Sales	$108,876,342	$89,314,540
Cost of products sold	91,709,696	75,795,083
Gross profit	17,166,646	13,519,457

Operating expenses:
Research and development	3,091,788	2,386,320
Selling, general and administrative	7,851,664	6,809,626
Operating income	6,223,194	4,323,511

Other income (expense):
Interest expense	(64,657)	(29,513)
Interest and other income	204,631	242,876
Earnings before taxes on income	6,363,168	4,536,874

Taxes on income	2,289,291	1,833,905
Net earnings	4,073,877	2,702,969

Basic net earnings per share	$0.31	$0.22

Diluted net earnings per share	$0.30	$0.21

Basic weighted average common shares outstanding	13,330,000	12,533,000

Diluted weighted average common shares outstanding	13,578,000	12,814,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2006	2005

Sales	$321,769,458	$267,556,925
Cost of products sold	269,161,246	229,931,111
Gross profit	52,608,212	37,625,814

Operating expenses:
Research and development	8,902,742	6,852,649
Selling, general and administrative	22,580,596	19,528,048
Operating income	21,124,874	11,245,117

Other income (expense):
Interest expense	(150,871)	(106,432)
Interest and other income	720,063	582,785
Earnings before taxes on income	21,694,066	11,721,470

Taxes on income	8,145,911	4,415,503
Net earnings	13,548,155	7,305,967

Basic net earnings per share	$1.04	$0.58

Diluted net earnings per share	$1.03	$0.57

Basic weighted average common shares outstanding	12,973,000	12,515,000

Diluted weighted average common shares outstanding	13,173,000	12,778, 000

Cash dividends per common share	$0.11	$0.11

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock $0.01 Par Value	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total Shareholders' Equity

Balance at January 1, 2006	12,636,658	$126,367	$37,885,813	$35,447,985	$(845,969)	$(11,880)	$72,602,316

Reclassification of unearned compensation upon adopting new stock based payment accounting principle	--	--	(845,969)	--	845,969	--	--
Issuance of common stock and the tax benefit of stock incentive plan transactions	1,019,029	10,190	12,043,467	--	--	--	12,053,657
Dividends declared ($0.11 per share)	--	--	--	(1,428,862)	--	--	(1,428,862)
Issuance of restricted stock net of cancellation	118,785	1,188	(1,188)	--	--	--	--
Amortization of unearned compensation	--	--	359,204	--	--	--	359,204
Comprehensive income:
Net earnings	--	--	--	13,548,155	--	--	13,548,155
Change in unrealized loss on marketable securities	--	--	--	--	--	11,880	11,880
Total comprehensive income							13,560,035

Balance at September 30, 2006	13,774,472	$137,745	$49,441,327	$47,567,278	--	--	$97,146,350

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net earnings	$13,548,155	$7,305,967
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	2,071,795	1,916,600
Loss on sale of assets	25,348	37,448
Taxes receivable	2,669,457	298,778
Excess tax benefit from stock options exercised	(1,916,000)	108,000
Amortization of unearned compensation	359,204	--
Deferred income taxes	--	382,000
Decrease (increase) in operating assets:
Accounts receivable	(22,660,182)	(8,738,592)
Inventories	(11,172,141)	(7,269,057)
Other assets	(9,208,110)	365,130
Increase (decrease) in operating liabilities:
Accounts payable	13,589,014	6,151,381
Accrued warranty	1,416,028	723,748
Accrued compensation and related taxes	1,223,972	775,673
Accrued vacation	164,036	26,962
Deposits from customers	(4,490,289)	4,501,474
Other current liabilities and accrued expenses	737,745	1,214,080
Total adjustments	(27,190,123)	493,625
Net cash (used in) provided by operating activities	(13,641,968)	7,799,592
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,929,837)	(2,048,453)
Proceeds from sales of property, plant and equipment	358,472	--
Purchases of marketable securities		(2,000,000)
Proceeds from sale of investments	1,989,190	1,492,800
Net cash used in investing activities	(5,582,175)	(2,555,653)
Cash flows from financing activities:
Proceeds from long-term debt	4,500,000	1,250,000
Payments on long-term debt	(39,451)	(12,436)
Purchase and retirement of stock	--	(1,050,235)
Proceeds from the exercise of stock options	10,137,657	880,311
Excess tax benefit from stock options exercised	1,916,000	--
Payment of dividends	(1,428,862)	(1,371,822)
Net cash provided by (used in) financing activities	15,085,344	(304,182)
Net (decrease) increase in cash and cash equivalents	(4,138,799)	4,939,757
Cash and cash equivalents at beginning of period	9,702,059	10,463,454
Cash and cash equivalents at end of period	$5,563,260	$15,403,211

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2006 and the results of operations and cash flows for the three- and nine-months period ended September 30, 2006 and 2005.

The results of operations for the nine-months period ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Note 2

Inventories consist of raw materials and purchased components, work in process and finished goods and are summarized as follows:

	September 30, 2006	December 31, 2005

Finished goods	$6,655,265	$9,369,658
Work in process	16,563,520	9,520,905
Raw materials and purchased components	34,739,002	27,447,857
Obsolescence reserve	(2,520,257)	(2,073,031)
	$55,437,530	$44,265,389

Note 3

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

Changes in the Company's warranty liability were as follows:

For the three months ended September 30:

	2006	2005

Balance of accrued warranty at July 1	$4,718,786	$4,235,334

Warranties issued during the period	976,543	821,253

Cash settlements made during the period	(1,348,472)	(1,036,287)

Changes in liability for pre-existing warranties
during the period, including expirations	1,571,943	374,209

Balance of accrued warranty at September 30	$5,918,800	$4,394,509

For the nine months ended September 30:

	2006	2005

Balance of accrued warranty at January 1	$4,502,772	$3,670,761

Warranties issued during the period	2,881,399	2,118,778

Cash settlements made during the period	(3,468,398)	(2,578,008)

Changes in liability for pre-existing warranties
during the period, including expirations	2,003,027	1,182,978

Balance of accrued warranty at September 30	$5,918,800	$4,394,509

Note 4

The Company has repurchase agreements with certain third-party lending institutions that provided floor plan financing to customers. These agreements provided for the repurchase of products from the lending institution in the event of the customer's default. There was no contingent liability as of September 30, 2006. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 5

The effective income tax rate was 36.0% in the third quarter of 2006 and 40.4% in the third quarter of 2005. The effective income tax rate was 37.5% in the first nine-months of 2006 and 37.7% in the first nine-months of 2005. The decreased rates reflect an anticipated state tax credit due to a job creation initiative.

Note 6

Spartan Motors is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Non Qualified Stock Option Plan, 1994 Incentive Stock Option Plan, 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, Stock Option and Restricted Stock Plan of 1998, Stock Option and Restricted Stock Plan of 2003 and Stock Incentive Plan of 2005. Spartan Motors' stock incentive plans allow certain employees, officers, non-employee directors and outside market advisors to purchase common stock of Spartan Motors at a price established on the date of grant. Total shares remaining available for stock incentive grants under these plans totaled 352,825 at September 30, 2006. Options granted under the Stock Option and Restricted Stock Plan of 1998 to non-employee directors must have an exercise price equal to at least 85% of the fair market value of Spartan Motors common stock on the date of grant. (Options under these plans to date were granted with exercise prices at 100% of the fair market value on the date of grant.) Incentive stock options granted under the 1994 Incentive Stock Option Plan or the Stock Option and Restricted Stock Plan of 1998 must have an exercise price equal to at least 100% of the fair market value on the date of grant. The exercise price of stock options and the compensation value of restricted stock granted under the Stock Option and Restricted Stock Plan of 2003 or the Stock Incentive Plan of 2005 must be equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date. The options or Stock Appreciation Rights (SARs) granted are exercisable for a period of 10 years from the grant date. The exercise price for all options and SARs granted has been equal to the market price at the date of grant.

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

Under the modified prospective approach, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). No options or SARs were granted during the nine-months ended September 30, 2006 and all outstanding options and SARs were vested as of December 31, 2005.

The Company's results for the three- and nine-months periods ended September 30, 2006 were not significantly affected as a result of adopting SFAS 123(R) on January 1, 2006.

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

Net cash proceeds from the exercise of stock options were $5,152,863 and $10,137,654 for the three- and nine-months periods ended September 30, 2006 respectively. The actual income tax benefits realized from stock option exercises were $1,145,000 and $1,916,000 for the same respective periods.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the three- and nine-months ended September 30, 2005:

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net earnings
As reported	$2,702,969	$7,305,967
Deduct: Compensation expense - fair value method		(37,192)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	26,176	158,456

Pro forma	$2,729,145	$$7,427,231

Basic net earnings per share
As reported	$0.22	$0.58
Pro forma	0.22	0.59

Diluted net earnings per share
As reported	$0.21	$0.57
Pro forma	0.21	0.58

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated fair value of options in 2005.

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives	Estimated Fair Value
2005	2%	54.4%	4.38%	5 years	$4.56

The following table summarizes information regarding the Company's stock options at December 31, 2005 and September 30, 2006:

Plan	Number Outstanding and Exercisable at 12/31/05	Weighted- Average Exercise Price	Number Exercised	Number Cancelled, Expired or Adjusted	Number Outstanding and Exercisable at 09/30/06	Weighted- Average Exercise Price

Non-Qualified Stock Option Plan	80,380	$6.28	59,380	--	21,000	$4.40
1994 Incentive Stock option Plan	430,389	$7.56	210,569	10,850	208,970	$6.95
1996 Stock Option and Restricted Stock Plan for Outside Market Advisors	48,000	$6.95	11,000	--	37,000	$6.46
Stock Option and Restricted Stock Plan of 1998	489,005	$9.31	183,605	4,700	300,700	$8.90
Stock Option and Restricted Stock Plan of 2003	777,425	$11.30	372,557	7,450	397,418	$11.35
Stock Incentive Plan of 2005	287,400	$10.29	174,075	2,900	110,425	$10.29
	2,112,599	$9.63	1,011,186	25,900	1,075,513	$9.40

All stock options vest on the date of grant. No stock options were granted in the nine months ended September 30, 2006. Based on the closing price of Spartan Motors, Inc. common stock on September 30, 2006, the aggregate intrinsic values of options outstanding and exercisable at September 30, 2006 and exercised during the nine months ended September 30, 2006 were $10,142,000 and $9,535,000, respectively.

On September 30, 2005, the Company issued restricted stock to directors, officers and key employees of the Company. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period. The shares vest evenly over a three year period on the anniversary date of the grant commencing September 30, 2006. The Company had 83,100 of these restricted shares outstanding as of September 30, 2006.

On June 30 and July 14, 2006, 118,535 shares and 1,000 shares respectively of restricted common stock were issued to directors, officers, and key employees of the Company. Shares for non-officer grants vest evenly over a three year period and officer grants vest evenly over a five year period on the anniversary dates of the grants.

As of September 30, 2006, the company has unearned stock-based compensation of $2,309,528 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable vesting periods.

Note 7

Sales and other financial information by business segment are as follows:

Three Months Ended September 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$43,800			$43,800
Fire truck chassis sales	31,106		$(6,049)	25,057
EVTeam product sales	--	$21,414	--	21,414
Other sales	18,605	--	--	18,605
Total Net Sales	$93,511	$21,414	$(6,049)	$108,876
Interest expense (income)	--	279	(214)	65
Depreciation expense	306	323	103	732
Income tax expense (credit)	2,753	(383)	(81)	2,289
Segment earnings (loss)	5,215	(743)	(398)	4,074
Segment assets	88,098	52,849	23,906	164,853

Three Months Ended September 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$46,553			$46,553
Fire truck chassis sales	24,438		$(4,377)	20,061
EVTeam product sales		$15,474		15,474
Other sales	7,227			7,227
Total Net Sales	$78,218	$15,474	$(4,377)	$89,315
Interest expense (income)	--	223	(193)	30
Depreciation expense	291	292	100	683
Income tax expense (credit)	2,510	(721)	45	1,834
Segment earnings (loss)	4.670	(1,401)	(566)	2,703
Segment assets	48,685	49,507	29,231	127,423

Nine Months Ended September 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$156,591			$156,591
Fire truck chassis sales	79,829		$(17,038)	62,791
EVTeam product sales	--	$60,874	--	60,874
Other sales	41,513	--	--	41,513
Total Net Sales	$277,933	$60,874	$(17,038)	$321,769
Interest expense (income)	1	635	(485)	151
Depreciation expense	792	961	319	2,072
Income tax expense (credit)	9,098	(1,207)	255	8,146
Segment earnings (loss)	17,225	(2,341)	(1,336)	13,548
Segment assets	88,098	52,849	23,906	164,853

Nine Months Ended September 30, 2005
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$153,246			$153,246
Fire truck chassis sales	63,279		$(10,941)	52,338
EVTeam product sales		$49,051		49,051
Other sales	12,922			12,922
Total Net Sales	$229,447	$49,051	$(10,941)	$267,557
Interest expense (income)	--	672	(566)	106
Depreciation expense	741	863	313	1,917
Income tax expense (credit)	6,206	(1,683)	(108)	4,415
Segment earnings (loss)	11,437	(3,284)	(847)	7,306
Segment assets	48,685	49,507	29,231	127,423

Note 8

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

•	Increased sales of Fire Truck chassis which incurred record orders in the first nine months of 2006.

•

Opportunities in the areas of specialty vehicles and micro-niche markets.  The Company's current backlog for specialty vehicles will support production through mid-2007.  The Company will continue production of the current Iraqi Light Armored Vehicle (ILAV) order through mid-2007.  The Company expects to complete its current Joint Explosive Rapid Response Vehicle (JERRV) orders in the first quarter of 2007.  During the third quarter of 2006, the Company also received its first orders for a variant of the Cougar, the Mastiff, which will be ultimately delivered to the British Military.  The Mastiff orders are under production and the current orders will be completed in the first quarter of 2007.  The Company is guardedly optimistic about the potential for additional military business.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. Geo-political events affect the recreational vehicle market more directly than the emergency rescue market, and it is in emergency rescue where the Company expects solid growth in the future.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-and nine-month periods ended September 30, 2006 compared to the three-and six-month periods ended September 30, 2005. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 16, 2006.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

Three months ended:	September 30, 2006			September 30, 2005
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	82.7%	95.2%	84.2%	82.4%	99.6%	84.9%
Gross profit	17.3%	4.8%	15.8%	17.6%	0.4%	15.1%
Operating expenses:
Research and development	2.7%	2.7%	2.8%	2.3%	3.9%	2.7%
Selling, general, and administrative	6.1%	6.3%	7.3%	6.2%	9.4%	7.6%
Operating income	8.4%	-4.2%	5.7%	9.1%	-12.9%	4.8%
Other income (expense)	0.1%	-1.1%	0.1%	0.1%	-0.8%	0.3%
Earnings before taxes on income	8.5%	-5.3%	5.8%	9.2%	-13.7%	5.1%
Taxes on income	2.9%	-1.8%	2.1%	3.2%	-4.7%	2.1%
Net earnings	5.6%	-3.5%	3.7%	6.0%	-9.0%	3.0%

Nine months ended:	September 30, 2006			September 30, 2005
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	82.0%	95.7%	83.7%	84.1%	97.3%	85.9%
Gross profit	18.0%	4.3%	16.3%	15.9%	2.7%	14.1%
Operating expenses:
Research and development	2.6%	2.7%	2.8%	2.3%	3.1%	2.6%
Selling, general, and administrative	6.0%	7.0%	7.0%	6.0%	8.8%	7.3%
Operating income	9.4%	-5.4%	6.5%	7.6%	-9.2%	4.2%
Other income (expense)	1.1%	-0.4%	0.2%	0.1%	-0.9%	0.2%
Earnings before taxes on income	10.5%	-5.8%	6.7%	7.7%	-10.1%	4.4%
Taxes on income	3.3%	-2.0%	2.5%	2.7%	-3.4%	1.7%
Net earnings	7.2%	-3.8%	4.2%	5.0%	-6.7%	2.7%

Quarter Ended September 30, 2006, Compared to the Quarter Ended September 30, 2005

For the three months ended September 30, 2006, consolidated sales increased $19.6 million (21.9%) to $108.9 million, from $89.3 million in the third quarter of 2005. Spartan Chassis sales for this period increased by $15.3 million (19.6%) to $93.5 million, from $78.2 million in the third quarter of 2005. Decreases in motor home chassis sales were offset by continued record fire truck chassis sales and increases in other sales categories. Fire truck chassis sales were $31.1 million in the third quarter of 2006, up $6.7 million (27.3%) from the third quarter of 2005.  This increase reflects market share gains attributable to the high product flexibility and customer service provided by Spartan Chassis.  It is also impacted to some extent by customers buying vehicles prior to the anticipated 2007 increase in cost related to the EPA changes. During the third quarter of 2006, motorhome chassis sales of $43.8 million reflected an $2.8 million (5.9%) decrease over the same period of last year.  The decrease in motorhome chassis sales reflects the overall decrease in demand for that product but at a rate that is less than the overall motorhome chassis market decrease.  Other sales were $18.6 million compared to $7.2 million in

2005.  This increase is due to higher sales of military chassis for the Joint Explosive Ordnance Disposal Rapid Response Vehicle (JERRV) and ILAV (Iraqi Light Armored Vehicle) military subcontracts. The Cougar was first manufactured late in the second quarter of 2005 and the first ILAVs were produced in the third quarter of 2006. EVTeam sales increased 38.4% during the third quarter of 2006 compared with the prior year's third quarter due to higher sales at Crimson Fire and Crimson Aerials.

Gross margin increased from 15.1% for the quarter ended September 30, 2005 to 15.8% for the same period of 2006. This increase is due primarily to the improved gross margin of the EVTeam operating group, where improved labor efficiencies and higher unit pricing (as vehicles priced in the backlog at prior year pricing levels continue to decrease) led to margin improvements. Future sales of the military vehicle chassis are expected to continue into 2007. The financial impact of sales of the Cougar, ILAV and similar units in future quarters may not be as significant as the financial impact in the third quarter of 2006.

Operating expenses as a percentage of sales decreased from 10.3% for the third quarter of 2005 to 10.1% for the second quarter of 2006. Research and development expenses increased $0.7 million compared to the same period in 2005 due to additional expense incurred for testing of new federally mandated low-emission engines. SG&A expenses increased $1.0 million primarily due to:

•	Increased sales staff and commission expense due to the higher sales volume

•	Increases in support staff to support the higher sales volumes

•	Increased payroll expense due to amortization of unearned compensation related to restricted stock grants issued is September 2005 and June 2006.

The effective income tax rate was 36.0% in the third quarter of 2006 and 40.4% in the third quarter of 2005. The decreased rate reflects an anticipated state tax credit due to a job creation initiative.

Net earnings increased to $4.1 million ($0.30 per diluted share) in the third quarter of 2006 from $2.7 million ($0.21 per diluted share) in the third quarter of 2005 as a result of the factors discussed above.

Total chassis orders received during the third quarter of 2006 increased 31.5% compared to the same period in 2005.  Motorhome chassis increased 11.2% due to additional business that was secured from existing OEMs. Due to the timing of governmental contract awards speciality vehicle chassis orders showed an increase of 9,633.3%. This large percentage increase is a combination of lower startup orders in 2005 coupled with higher contract volume levels in 2006. The motorhome and specialty chassis increases were somewhat offset by a decrease of 69.7% in fire truck chassis orders due to customers placing orders in the second quarter in order to secure engines from the engine manufacturers in the fourth quarter.  Engine manufacturers are in the process of switching production from engines meeting the 2005 engine emission standards to 2007 engine emissions standards and required engine orders to be placed earlier than usual for industries that do not typically provide order forecasts, due to their long order lead times.  The long order lead times for fire trucks are usually sufficient for engine manufacturer planning processes, but the production switch required the acceleration of the timing of this information. EVTeam orders increased 1.1%.

At September 30, 2006, the Company had $230.9 million in backlog, compared with a backlog of $146.7 million at September 30, 2005. This reflects an increase in Chassis Group backlog of $79.7 million, or 92.7%, combined with an increase in EVTeam backlog of $4.5 million, or 7.5%. The company anticipates filling 35 to 40 percent of its current backlog orders by December 31, 2006.

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

Nine Months Ended September 30, 2006, Compared to the Nine Months Ended September 30, 2005

For the nine months ended September 30, 2006, consolidated sales increased $54.2 million (20.3%) to $321.8 million, from $267.6 million in the third quarter of 2005. Spartan Chassis sales for this period increased by $48.5 million (21.1%) to $277.9 million, from $229.4 million in the first nine months of 2005. This increase was due to higher sales of all Spartan Chassis product lines. Motorhome chassis sales increased 2.2% from $153.2 million in the first nine months of 2005 to $156.6 million in the same period for 2006 due to improved product mix and higher prices. Spartan Chassis continues to build market share in a declining market due to its premium products and customer service. Fire truck chassis sales increased 26.2% from $63.3 million to $79.8 million reflecting market share gains due to the high product flexibility and customer service support provided by Spartan Chassis. Other sales were $28.6 million above prior year levels for the same period due primarily to Cougar and ILAV sales. EVTeam sales increased 24.1% during the first nine months of 2006 compared with same period in 2005. Crimson Fire's sales increased 48.2% and Crimson Aerials sales increased 180%. Road Rescue sales decreased 24.1%.

Gross margin increased from 14.1% for the nine months ended September 30, 2005 to 16.3% for the same period of 2006. Improvements in product sales mix due to the increased sales of fire truck chassis and the new sales of military vehicle chassis at Spartan Chassis were the major contributor to improved margins. The EVTeam margin increased due to improved labor efficiencies, leveraged overhead due to higher volumes, and higher unit pricing as vehicles priced in the backlog at prior year pricing levels continue to decrease.

Operating expenses as a percentage of sales declined 0.1% from 9.9% for the first nine months of 2005 compared to 9.8% for the same period in 2006.

The effective income tax rate was 37.5% in the first nine months of 2006 and 37.7% in the first nine months of 2005. The decreased rate reflects an anticipated state tax credit due to a job creation initiative.

Net earnings increased to $13.5 million ($1.03 per diluted share) in the first nine months of 2006 from $7.3 million ($0.57 per diluted share) in the first nine months of 2005 as a result of the factors discussed above.

Total chassis orders received during the first nine months of 2006 increased 17.6% compared to the same period in 2005. This reflects a 3.9% decrease in motorhome chassis orders, a 30.9% increase in fire truck chassis orders and an 326% increase in specialty vehicle chassis orders. EVTeam orders decreased 13.2% however the average price per order increased 21.3%.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an ROIC of 16.2 percent in the third quarter of 2006, a 19.1 percent increase compared to the ROIC of 13.6 percent for the same period in 2005. (The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.) The Company ended the quarter with $74.2 million in working capital, cash of $5.6 million and debt of 5.8 million. Shareholders' equity increased $24.5 million in the nine months ended September 30, 2006 to $97.1 million from $72.6 million at December 31, 2005. Retained earnings increased due to a net earnings increase of $13.5 million partially offset by a dividend of $1.4 million. The exercise of stock options and the amortization of unearned compensation generated an additional $12.4 million increase in shareholders' equity.

For the nine months ended September 30, 2006, cash used in operating activities was $13.6 million, which was a $21.4 million change from the $7.8 million of cash generated in operating activities for the nine months ended September 30, 2005. Please refer to the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further details. Net cash used in operating activities of $13.6 million was primarily due to increases in accounts receivable, inventory and other assets partially offset by an increase in accounts payable. The increase in working capital supported the increased sales volume. Purchases of fixed assets and payments of dividends were more than offset by funds generated from the exercise of stock options, the sale of marketable securities and borrowings on the company's line of credit. The above combined to generate a net decrease in cash of $4.1 million.

At its July 2006 meeting, the Board of Directors approved a $25.0 million primary line of credit (revolving note payable) with JP Morgan Chase Bank expiring on September 30, 2008. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. The company had borrowings of $4,500,000 under this line at September 30, 2006. The Company also has a secured line of credit for $0.2 million, which has an expiration date of May 31, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at September 30, 2006. At September 30, 2006, the Company was in compliance with all debt covenants.

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

In addition to previously approved building construction of $3.5 million, on May 24, 2006 the Board of Directors approved a capital expenditure request of $14.5 million to expand emergency vehicle manufacturing capacity in Charlotte, Michigan. The Company will be financing the construction of the emergency vehicle chassis manufacturing facility from a long-term loan and working capital.

At September 30, 2006, the Company had outstanding commitments to purchase $21.7 million of engines from its suppliers of which $9.5 million has been paid by the company and recorded as a prepaid expense included in other current assets.  This commitment was made to ensure an adequate supply of 2006 engines during the transition to engines meeting the new 2007 emission requirements.

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from borrowings under its existing lines of credit to satisfy ongoing cash requirements for the next 12 months. Proceeds from existing credit facilities, anticipated renewals and expanded credit facilities, along with cash flows from operations, are expected to be sufficient to meet capital needs in the foreseeable future.

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

The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At September 30, 2006, the Company had no debt outstanding under its variable rate short-term and $4.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006 was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of September 30, 2006. During the Company's second fiscal quarter ended September 30, 2006, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date: November 9, 2006	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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