Form 10-K
period 2006-12-31
SPARTAN MOTORS INC
filed 2007-03-16
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1100 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400
Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered The NASDAQ Stock Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

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

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on The NASDAQ Stock Market on June 30, 2006, the last business day of the registrant's most recently completed second fiscal quarter: $151,890,142.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 2007: 21,329,309 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's May 23, 2007 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, are incorporated by reference in Part III.

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

The Company is known as a world leading, niche market engineer and manufacturer in the heavy duty, custom vehicles marketplace. During 2006, the Company had four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis", "Chassis Group", "Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue").

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

The Company is an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

The Company recognizes that annual unit sales of motorhome chassis have been substantially greater than that of the Company's other two principal chassis markets. Thus, in the past few years, management has placed special emphasis on further market penetration in the fire truck market and diversification into the specialty chassis market.

In January 1997, the Company acquired a 33 1/3% interest in Carpenter Industries, Inc. ("Carpenter"), a manufacturer of school bus bodies, headquartered in Richmond, Indiana. The Company increased its ownership twice, to 49.9% in October of 1998 and then to 57.6% in November of 1999. On September 28, 2000, the Company's Board of Directors voted to cease funding of Carpenter. The Board of Directors of Carpenter then passed a resolution on September 29, 2000 to begin the wind-down and orderly liquidation of Carpenter which was substantially completed in the fourth quarter of 2001.

The Company's Segments

The Company is organized into two reportable segments, Spartan Chassis and the Emergency Vehicle Team ("EVTeam"). For certain financial information related to each segment, see Note 12, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Spartan Chassis

Sales by Spartan Chassis represented 87.9%, 85.8% and 87.7% of the Company's consolidated sales for the years ended December 31, 2006, 2005 and 2004, respectively. Approximately 98% of the components used by Chassis to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows Chassis, and its OEM customers and end-users, to service finished products with ease, control production costs and expedite the development of new products. Spartan Chassis manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. The Chassis Group markets its products throughout the U.S. and Canada.

Spartan Chassis has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. The Chassis Group engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as military vehicles, trolleys, utility trucks and crash-rescue vehicles. As a specialized chassis producer, Spartan Chassis believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows Chassis to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. Spartan Chassis employed approximately 725 associates in Charlotte, Michigan as of February 28, 2007, of which approximately 691 were full-time.

Fire Truck Chassis

The Chassis Group custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.

Chassis strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. Chassis monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products. Over the past few years, there have been several examples of such innovations.

Spartan Chassis helped to introduce to the fire truck market vehicle systems and components that incrementally improve the level of safety for all vehicle occupants. Chassis was the first to introduce roll stability control, which helps maintain vehicle stability and aids in reducing vehicle rollovers. Other safety systems include side roll protection, a side air bag and seat pretension system; the seatbelt sensor system that indicates unbuckled seatbelts, and the all-belts-to-seat system with shock-absorbent seats and prominent red-colored seatbelts. The cab is constructed with 4-inch I-beam roof supports that surpass certified independent third party ECE-R29 static load tests. Chassis was also one of the first to introduce Independent Front Suspension on fire truck chassis, and adapted multiple systems to meet the breadth of emergency rescue vehicle applications. The newest safety vehicle application, the 4x4 feature, enables a lower center of gravity, improving vehicle control, balance and maneuverability. The 4x4 option is available on the complete fire truck vehicle line up. Spartan Chassis offers a specialized Low-Profile 4x4 vehicle with lower, wider steps, and taller, wider doors, which serve to facilitate quick entry and egress, especially convenient for fire fighters who are weighed down in full gear.

Motorhome Chassis

Spartan Chassis custom manufactures chassis to the individual specifications of its motorhome chassis OEM customers. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. Chassis' motorhome chassis are separated into five models: (1) the "NVS" series chassis; (2) the "Mountain Master" series chassis; (3) the "K2" series chassis; (4) the "K3" series chassis and (5) the "ME2" series chassis. These motorhome chassis are generally distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The ME2, which is a mid-engine chassis, provides the OEM a significant opportunity in floor plan flexibility and provides enhanced ride and handling for the driver. A version with a rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The innovative mid-engine design is now available on entry-level diesel motorhome chassis. Versions of these five basic product models are designed and engineered in order to meet customer requirements. This allows the chassis to be adapted to each OEM's specific floor plan and manufacturing process. The Chassis Group continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

Specialty Vehicle Chassis

Spartan Chassis continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. During 2005 the Company obtained a contract for the manufacture of specialized chassis for the Cougar armored vehicle for use by the United States armed forces. In 2006 additional orders were received for the Cougar and Iraqi Light Armored Vehicle ("ILAV") and the Company believes that this specialty product group continues to have strong sales growth potential in the world marketplace. With its experience in manufacturing chassis for cement mixers, trolleys, utility trucks, crash and rescue vehicles and other specialty uses, the Company believes it is well positioned to continue to take advantage of opportunities in this and other specialty vehicle markets.

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. The EVTeam members manufacture products only upon receipt of confirmed purchase orders; thus they do not have significant amounts of completed product inventory. The EVTeam employed approximately 377 associates as of February 28, 2007 of which approximately 373 were full-time.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Crimson's product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company's wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry's oldest brands) - the new Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson's signature features - such as Tubular Stainless Steel body structure, Vibra-TorqTM mounting system, exclusive Trix-MaxTM body frame and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done again and again. As of February 28, 2007 Crimson employed approximately 197 associates of which approximately 194 were full-time.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania and employed approximately 39 associates as of February 28, 2007 all of which were full-time. The Company began operations in the later half of 2003 and has developed a full line of aerial components. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and service. Crimson Aerials currently sells its products to only Crimson Fire, Inc.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets a complete line of premium, custom advanced-care ambulances and rescue vehicles at its headquarters in Marion, South Carolina. At the start of 2003, Road Rescue also had operations in St. Paul, Minnesota, but that facility was closed prior to the end of 2003 and the operations were consolidated to the Marion, South Carolina facility. Road Rescue is a market leader in the design of Type I and Type III high-performance, modular ambulances that fit all emergency transport requirements and offer the latest in technology. These vehicles are built with safety, performance and ease-of-maintenance in mind. Vehicles such as the UltraMedic Type III offer a glimpse at the ambulance of the future - complete with smart displays, smart glass and a variety of other high-tech features. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employed 141 associates as of February 28, 2007 of which approximately 140 were full-time.

Marketing

Spartan Chassis markets its custom manufactured chassis throughout the U.S. and Canada, primarily through the direct contact of its sales department with OEMs, dealers and end-users. The EVTeam maintains dealer organizations that establish close working relationships through their sales departments with end-users. These personal contacts focus on the quality of the group's custom products and allow the Company to keep customers updated on new and improved product lines and end-users' needs.

In 2006, representatives from the Company attended trade shows, rallies and expositions throughout North America to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end-users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development projects.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of 35 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Marion, South Carolina; and Lancaster, Pennsylvania; and 13 additional salespeople located throughout North America.

Competition

The principal methods of building competitive advantages utilized by the Company include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. The Company competes with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company's direct competitors in the specialty chassis and emergency vehicle apparatus markets are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in its markets compared to its competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. The Company believes that no one company has a dominant position in either market.

Manufacturing

Spartan Chassis currently has four principal assembly facilities in Charlotte, Michigan for its custom chassis products. In February 2006, the Company's Board of Directors approved the renovation and expansion of one of its manufacturing facilities in Charlotte providing an increase in its fire truck chassis production capacity. A "state of the art" manufacturing facility, which is presently under construction, was approved by the Company's Board of Directors in May 2006 and is expected to come on line in the second quarter of 2007. The new facility will replace outdated facilities currently in use and also add manufacturing capacity. Due to the custom nature of its business, the Company's chassis cannot be manufactured efficiently on automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end-user.

The EVTeam products are manufactured and assembled in each of the subsidiaries' respective manufacturing facilities, represented by four plants in total. The chassis for the products are purchased from Spartan Chassis and from outside commercial chassis manufacturers. The EVTeam facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end-user customized order. The chassis is rolled down the assembly line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

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

Components for the Company's products are generally available from a number of suppliers. The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of such raw materials in excess of those reasonably required to meet production and shipping schedules. The Company purchases steel and aluminum under sales agreements. Material cost increases are passed onto the Company's customers whenever possible. However, there can be no assurance that there will be no steel, aluminum or other cost or supply issues over the long-term.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The Company spent $12.6 million, $9.4 million and $7.9 million on research and development in 2006, 2005 and 2004, respectively.

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

Patents, Trademarks and Licenses

The Company has five United States patents which include rights to the design and structure of chassis and certain peripheral equipment, and has three pending patent applications. Spartan Chassis and Crimson Fire Aerials each have one pending patent application. The existing patents will expire on various dates from 2016 through 2024 and all are subject to payments of required maintenance fees. The Company and its subsidiaries also own six United States trademark registrations and one United States service mark registrations, as well as two trademark registrations in New Zealand, and one trademark registration in each of Mexico, [Peru and Papua New Guinea]. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, the Company has one pending U.S. trademark application and two pending Canadian trademark applications.

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

Associates

The Company and its subsidiaries employed approximately 1,118 associates as of February 28, 2007, of which approximately 1,079 were full-time. Management presently considers its relations with associates to be positive.

Customer Base

In 2006, the Company's customer base included two major customers, both of which were customers of the Spartan Chassis. Sales in 2006 to Newmar Corp. ("Newmar") were $92.4 million and sales to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were $56.9 million. These numbers compare to 2005 sales of $83.4 million to Newmar, and $75.5 million to Fleetwood. In 2004, sales included $92.1 million to Newmar and $68.6 million to Fleetwood. Sales to customers classified as major amounted to 33.5%, 46.3% and 51.5% of total revenues in 2006, 2005 and 2004, respectively.

In March of 2005, the Company announced that Fleetwood was not renewing its agreement with the Company to supply entry-level chassis for Fleetwood's 2006 model-year products, which resulted in the loss of certain business beginning in the third quarter of 2005. Sales of these entry-level chassis represented approximately 5.8% of the Company's consolidated net sales in 2005. Although the loss of a major customer such as Newmar or Fleetwood could have a material adverse effect on Spartan Chassis and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $7.1 million, $6.9 million and $5.2 million for the years ended December 31, 2006, 2005 and 2004, respectively, or 1.6%, 2.0% and 1.7%, respectively, of sales for those years. All of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2006, the Company had backlog orders for the Spartan Chassis of approximately $162.4 million, compared with a backlog of $96.9 million at December 31, 2005. At December 31, 2006, the Company had backlog orders for the EVTeam of $69.7 million, compared with a backlog of $70.9 million at December 31, 2005. The Company expects to fill all of the backlog orders at December 31, 2006 during 2007.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

The address of the Company's web site is www.spartanmotors.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available on its web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission. In addition, paper copies of these materials are available without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1100 Reynolds Road, Charlotte, Michigan 48813.
Item 1A.	Risk Factors.

Any negative change in the Company's relationship with its major customers could have significant negative effects on revenues and profits.

          The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if either of the Company's major customers experience a significant downturn in its business, or fails to remain committed to the Company's products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition. The Company has two customers that accounted for 33.5% of its total annual sales in 2006 - any negative change in the Company's relationship with either of them or the orders placed by either of them could significantly affect the Company's revenues and profits.

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

          We are frequently subject, in the ordinary course of business, to litigation involving products liability and other claims, including wrongful death claims, related to personal injury and warranties. We partially self-insure our product liability claims and purchase excess product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for such insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance.

Increased costs, including costs of component parts and labor costs, potentially impacted by changes in labor rates and practices, could reduce our operating income.

          Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Increases in raw materials used in our products could affect the cost of our supply materials and components, as the rising steel and aluminum prices have impacted the cost of certain of the Company's manufacturing components. Although we attempt to mitigate the effect of any escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts or labor rates increase and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

          Most chassis, fire truck, aerial ladder and ambulance commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements. Changes in our relationships with these suppliers, shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture our products and secure sales. If we cannot obtain an adequate supply of components, this could result in a decrease in our sales and earnings.

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

          Our operations are subject to a variety of federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures. For example, laws mandating greater fuel efficiency and the heightened emission standards that take effect in 2007 have increased our research and development costs, increased the cost of components necessary for production and could lead to the temporary unavailability of engines.

Failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

          Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal controls over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management's assessment of our internal controls over financial reporting. If we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal controls over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal controls, it could have an adverse effect on our business and stock price. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on management's assessment, which is included in Item 8 and is incorporated.

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
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant I - 1000 Reynolds Road Charlotte, Michigan	Manufacturing, Corporate Communications, Warehousing	Owned	51,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant II - 1165 Reynolds Road Charlotte, Michigan	Headquarters, Manufacturing, Sales, Marketing	Owned	44,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant III - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development, Manufacturing	Owned	50,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant IV - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Service Parts, Purchasing, Customer Service, Warehousing	Owned	140,000

Spartan Motors Chassis, Inc.	Plant VII - 1111 Mikesell Street Charlotte, Michigan	Warehousing, Receiving	Leased	42,000

Spartan Motors Chassis, Inc.	Plant VIII - 1663 Reynolds Road Charlotte, Michigan	Manufacturing under construction	Owned	110,000

Crimson Fire, Inc.	907 7th Avenue, North Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Owned	32,000

Crimson Fire, Inc.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Leased	35,000

Crimson Fire Aerials, Inc.	1828 Freedom Road Lancaster, Pennsylvania	General Offices, Manufacturing, Warehousing	Leased	33,600

Road Rescue, Inc.	2914 Spartan Place Marion, South Carolina	General Offices, Manufacturing, Warehousing	Owned	106,000

Item 3.	Legal Proceedings.

At December 31, 2006, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position, future operating results and cash flows will not be materially affected by the final outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2006, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
Item 5.	Market For Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "SPAR."

On November 2, 2006, the Company's board of directors announced a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. Prior to the stock split there were 14,032,986 shares of common stock outstanding. After the split and the related retirement of fractional shares, there were 21,048,753 shares outstanding. The following information reflects the impact of that stock split.

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by the NASDAQ Stock Market:

	High	Low
Year Ended December 31, 2006:
First Quarter	$7.93	$6.67
Second Quarter	12.47	7.31
Third Quarter	13.15	9.62
Fourth Quarter	16.57	11.67

Year Ended December 31, 2005:
First Quarter	$8.17	$6.59
Second Quarter	7.66	5.75
Third Quarter	8.38	6.81
Fourth Quarter	7.19	6.33

In 2006, the Company's Board of Directors declared cash dividends of $0.07 per outstanding share on April 27, 2006 to shareholders of record on May 15, 2006 and $0.07 per outstanding share on October 26, 2006 to shareholders of record on November 15, 2006. On October 26, 2006, a special one-time $0.04 dividend was announced for shareholders of record on November 15, 2006. In 2005, the Company declared cash dividends of $0.07 per outstanding share on April 28, 2005 to shareholders of record on May 14, 2005 and $0.07 per outstanding share on November 7, 2005 to shareholders of record on November 15, 2005. On November 7, 2005, a special one-time $0.03 dividend was announced for shareholders of record on November 15, 2005.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 28, 2007 was 567.

See Item 12 below for information concerning the Company's equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the fourth quarter of fiscal year 2006 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
Oct. 1, 2006 to Oct. 31, 2006	--	--	--	500,000 shares
Nov. 1, 2006 to Nov. 30, 2006	--	--	--	500,000 shares
Dec. 1, 2006 to Dec. 31, 2006	--	--	--	500,000 shares
Total	--	$--	--	500,000 shares

1.

On April 25, 2006, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. The program is currently set to expire April 24, 2007. The Company repurchased no shares through December 31, 2006. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the 500,000 shares of stock under the repurchase program, they would cost the Company approximately $11.1 million based on the sales price of the Company's stock on February 28, 2007. The Company believes that it has sufficient resources to fund this stock buyback.

Item 6.	Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2006 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2006 (2), (3)	2005	2004	2003	2002

Sales	$445,378	$343,007	$312,270	$237,372	$259,527
Cost of products sold	372,002	294,232	270,891	202,524	213,530
Gross profit	73,376	48,775	41,379	34,848	45,997
Operating expenses:
Research and development	12,622	9,431	7,943	7,070	7,152
Selling, general and administrative	31,360	26,693	24,451	21,604	21,531
Goodwill impairment	2,086	--	--	--	--
Operating income	27,308	12,651	8,985	6,174	17,314
Other Income/(expense), net	664	718	209	(429)	90
Earnings from continuing operations before taxes on income	27,972	13,369	9,194	5,745	17,404

Taxes on income	11,144	5,077	3,312	1,305	5,969
Net earnings from continuing operations (1)	16,828	8,292	5,882	4,440	11,435
Discontinued operations:
Gain on disposal of Carpenter	--	--	--	1,609	269
Net earnings (1)	$16,828	$8,292	$5,882	$6,049	$11,704

Basic earnings per share (1):
Net earnings from continuing operations	$0.85	$0.44	$0.32	$0.25	$0.67
Net earnings from discontinued operations	--	--	--	0.08	0.01
Basic earnings per share	$0.85	$0.44	$0.32	$0.33	$0.68

Diluted earnings per share (1):
Net earnings from continuing operations	$0.83	$0.43	$0.31	$0.24	$0.63
Net earnings from discontinued operations	--	--	--	0.09	0.02
Diluted earnings per share	$0.83	$0.43	$0.31	$0.33	$0.65

Cash dividends per common share	$0.18	$0.17	$0.15	$0.13	$0.11
Basic weighted average common shares
Outstanding	19,737	18,836	18,527	18,185	17,238
Diluted weighted average common shares
Outstanding	20,354	19,212	19,115	18,651	18,020
Balance Sheet Data:
Net working capital	$96,082	$50,676	$43,953	$40,136	$35,290
Total assets	190,648	123,208	106,913	91,382	88,312
Long-term debt	25,739	1,370	145	--	--
Shareholders' equity	103,180	72,602	67,511	61,120	56,434

(1)

On September 28, 2000, the Company's Board of Directors passed a resolution leading to the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets were accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented were restated to reflect this business as a discontinued operation. The $1,600,000 gain on disposal of Carpenter in 2003 is a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

(2)	Effective January 1, 2006 the Company adopted FASB Statement 123(R), electing to use the modified prospective method. See Note 1 to the Company's 2006 Consolidated Financial Statements.

(3)

On November 2, 2006, the Company's Board of Directors announced a 3-for-2 stock split which was issued December 15, 2006 to shareholders of record on November 15, 2006. The information included in this table reflects the impact of that stock split.

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

•

Further market share gain in the Class A motorhome market as the Company's chassis continue to lead the way in design features such as stability, ride, durability and dependability. In 2006 Spartan was able to gain market share in motorhome sales by increasing the number of models riding on a Spartan chassis to 40 from 36 in 2005.

•	Increased sales of Fire Truck chassis which incurred record orders in 2006.

•

Opportunities in the areas of specialty vehicles and micro-niche markets.  The Company's current backlog for specialty vehicles will support production through at least mid-2007.  The Company will continue production of the current Iraqi Light Armored Vehicle (ILAV) order through mid-2007.  The Company expects to complete its current Joint Explosive Rapid Response Vehicle (JERRV) orders in the first quarter of 2007.  During the third quarter of 2006, the Company also received its first orders for a variant of the Cougar, the Mastiff, which will be ultimately delivered to the Ministry of Defense for the United Kingdom.  The Mastiff orders are under production and the current orders will be completed in the first quarter of 2007.  The Company is guardedly optimistic about the potential for additional military business.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of income, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
% of Sales	2006			2005			2004
	Chassis	EVTeam	Consol- idated	Chassis	EVTeam	Consol- idated	Chassis	EVTeam	Consol- idated
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of products sold	82.0	95.7	83.5	83.8	97.5	85.8	85.1	98.6	86.7
Gross profit	18.0	4.3	16.5	16.2	2.5	14.2	14.9	1.4	13.3
Operating expenses:
Research and development	2.6	3.0	2.8	2.4	3.0	2.7	2.4	2.8	2.5
Selling, general and administrative	5.7	7.3	7.1	6.4	9.4	7.8	6.2	12.2	7.9
Goodwill Impairment	--	2.7	0.5	--	--	--	--	--	--
Operating income	9.7	-8.7	6.1	7.4	-9.9	3.7	6.3	-13.6	2.9
Other income/ (expense), net	0.1	-0.6	0.2	0.1	-0.7	0.2	0.1	-1.2	0.0
Earnings before taxes on income	9.8	-9.3	6.3	7.5	-10.6	3.9	6.4	-14.8	2.9
Taxes on income	3.4	-2.3	2.5	2.5	-3.3	1.5	2.3	-4.7	1.0
Net earnings	6.4	-7.0	3.8	5.0	-7.3	2.4	4.1	-10.1	1.9

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

Continuing Operations

For the year ended December 31, 2006, consolidated sales increased $102.4 million (29.8%) over sales for the same period in 2005. The increase was due to a $97.5 million (33.1%) increase in Spartan Chassis sales coupled with a $12.6 million (19.4%) increase in EVTeam sales. Increased sales from Spartan Chassis to the EVTeam caused intercompany sales to increase $7.7 million (48.2%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Within Spartan Chassis, the motorhome chassis line experienced a sales increase of $15.0 million (7.9%) over 2005 sales. While 2006 motorhome unit sales were down compared to 2005, 2005 lower end units were replaced with higher end chassis sales and increased sales to a new customer added during 2005.

Spartan Chassis other primary product line, fire trucks, had an increase of $22.8 million (26.7%) in sales for the year ended December 31, 2006 over the year ended December 31, 2005. As the increase in sales indicates, the fire truck market continued to be strong in 2006. An increase in market share resulted in the increase in fire truck sales.

Other Spartan Chassis sales were $79.2 million compared to $19.5 million in 2005.  This increase is due to higher sales of military chassis for the Joint Explosive Rapid Response Vehicle (JERRV) and Iraqi Light Armored Vehicle (ILAV) military subcontracts. Military vehicles were first manufactured late in the second quarter of 2005.

The increase in EVTeam sales for 2006 was a result of increases at Crimson Fire of $16.0 million and at Crimson Fire Aerials of $2.7 million, partially offset by a sales decrease at Road Rescue of $6.1 million. The increases were driven by higher average unit prices for fire trucks coupled with higher unit sales of fire trucks.

Gross margin increased from 14.2% in 2005 to 16.5% in 2006. Primary drivers for the gross margin increase were increased fire truck chassis sales, increased military chassis sales and increased sales volumes for the EVTeam. Partially offsetting these improvements were increased expenses due to Road Rescue production issues and increased warranty expense at Spartan Chassis. Also contributing to the increase in gross margin in 2006 were improved production efficiencies at Spartan Chassis and Crimson Fire.

Operating expenses increased by $9.9 million (27.5%) from 2005 levels. Expenses for 2006 include a $2.1 million goodwill impairment charge related to Road Rescue. The Company completes its required annual impairment test as of October 1 each year. Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at Road Rescue subsidiary was evaluated as impaired and goodwill totaling $2.1 million was recognized as a charge against operating income. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired. Other factors in the increase were staff additions to support the increase in sales discussed above and increased payroll costs due to higher incentive plan payments generated by the improvement in results. Operating expenses as a percentage of sales decreased from 10.5% for the year ended December 31, 2005 to 10.4% for the year ended December 31, 2006.

The increase in the Company's income taxes from $5.1 million in 2005 to $11.1 million in 2006 is primarily due to increased earnings before taxes in 2006 when compared to 2005. The effective tax rate was 39.8% in 2006 as compared to 38.0% in 2005. The increase in the effective tax rate was due to the non-deductible goodwill charge and higher state taxes in 2006 versus 2005. See Note 6, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings increased $8.5 million from $8.3 million ($0.43 per diluted share, post-split) in 2005 to $16.8 million ($0.83 per diluted share, post-split) in 2006 as a result of the factors discussed above.

Year Ended December 31, 2005 compared to Year Ended December 31, 2004

For the year ended December 31, 2005, consolidated sales increased $30.7 million (9.8%) over the amount reported for the previous year. This increase is due to a $20.2 million (7.4%) increase in Chassis Group sales coupled with $12.5 million (23.9%) increase in EVTeam sales. Increased sales from Spartan Chassis to the EVTeam caused intercompany sales to increase $2.0 million (14.3%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Within Spartan Chassis, the motorhome chassis line had a sales decrease of $2.7 million (-1.4%) over the 2004 fiscal year. The decrease was due to an overall softening in the motorhome market. High crude oil prices contributed to a drop in consumer confidence levels resulting in lower consumer spending on such items as motorhomes.

Spartan Chassis other primary product line, fire trucks, had an increase of $10.7 million (14.4%) in sales for the year ended December 31, 2005 over the year ended December 31, 2004. As the increase in sales indicates, the fire truck market continues to be strong in 2005. The focus of fire departments is to ensure their equipment is sufficient to respond to the variety of emergencies that are on their growing list of responsibilities.

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

Net earnings from operations increased $2.4 million from $5.9 million ($0.31 per diluted share, post-split) in 2004 to $8.3 million ($0.43 per diluted share, post-split) in 2005 as a result of the factors discussed above.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 14, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

The Company generated an ROIC of 12.3% in the fourth quarter of 2006, a 200 percent increase compared to the ROIC of 4.1% for the same period in 2005. (The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.) ROIC for 2006 was 15.7% compared to ROIC of 10.4% in 2005.

Cash on hand increased $4.1 million from $9.7 million in 2005 to $13.8 million at December 31, 2006. During 2006, proceeds from the Company's line of credit amounted to $24.4 million while $15.9 million was provided from the exercise of stock options and the related tax benefit. Proceeds from the disposal of fixed assets amounted to $0.4 million. An additional $2.0 million was generated from the sale of marketable securities on hand at December 31, 2005. Of these funds, $20.6 million was used in operating activities to fund increases mainly in accounts receivable, inventories and engine deposits. Other uses of the funds generated were $14.4 million for property, plant and equipment and $3.6 million to pay dividends. The Company's working capital increased by $45.4 million from $50.7 million in 2005 to $96.1 million in 2006. See the "Consolidated Statements of Cash Flows" appearing in Item 8 of this Form 10-K for further information regarding the increase in cash and cash equivalents, from $9.7 million as of December 31, 2005, to $13.8 million as of December 31, 2006. See the "Five-Year Operating and Financial Summary" table appearing in Item 6 of this Form 10-K for a five-year comparison of net working capital.

Shareholders' equity increased $30.6 million, from $72.6 million on December 31, 2005 to $103.2 million as of December 31, 2006. The increase was driven by $16.8 million in net income of the Company, $0.6 million from the amortization of unearned compensation related to restricted stock, $0.9 million from the granting of Stock Appreciation Rights and $15.9 million from the exercise of stock options including the corresponding tax benefit. These increases were partially offset by $3.6 million in dividends paid. See the "Consolidated Statements of Shareholders' Equity" appearing in Item 8 of this Form 10-K for further information regarding the changes in shareholders' equity.

On April 25, 2006, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. The program is currently set to expire April 24, 2007. The Company repurchased no shares during 2006. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the 500,000 shares of stock under the repurchase program, they would cost the Company approximately $11.1 million based on the sales price of the Company's stock on February 28, 2007. The Company believes that it has sufficient cash reserves to fund this stock buyback.

At its July 2006 meeting, the Board of Directors approved a $25.0 million primary line of credit (revolving note payable) with JP Morgan Chase Bank expiring on September 30, 2008. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. The Company had borrowings of $17,500,000 under this line at December 31, 2006.

The Company also has an unsecured fixed rate long term note which bears interest at 4.99%. At December 31, 2006 the total outstanding on this note was $6,922,223 of which $466,667 is payable in 2007.

The Company also has a secured line of credit for $0.2 million, which has an expiration date of May 31, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at December 31, 2006. At December 31, 2006, the Company was in compliance with all debt covenants

The Company also has two mortgages of which $1,182,879 and $134,123 is outstanding as of December 31, 2006. The mortgage notes carry an interest rate of 3.00%, payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with the balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

In February 2006, the Company's Board of Directors approved $3.3 million for the construction of a new service facility and $0.6 million to convert its old Charlotte, Michigan service facility area to production facilities. A "state of the art" manufacturing facility, which is presently under construction, was approved by the Company's Board of Directors in May 2006 and is expected to come on line in the spring of 2007. The new facility which is expected to cost $14.6 million will replace outdated facilities currently in use and also add manufacturing capacity.

At December 31, 2006, the Company had outstanding commitments to purchase engines from its suppliers. At December 31, 2006, $10.9 million has been paid by the Company and recorded as a prepaid expense included in other current assets. This commitment was made to ensure an adequate supply of 2006 engines during the transition to engines meeting the new 2007 emission requirements.

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

Contractual Obligations and Commercial Commitments

The Company's future contractual obligations for agreements including agreements to purchase materials in the normal course of business, are summarized as follows:
	Payments Due by Period ( $ - thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term Debt	$25,739	$521	$20,054	$5,164	$--
Leases:
Capital	--	--	--	--	--
Operating	1,337	451	886	--	--
Purchase obligations	78,211	78,211	--	--	--

Total contractual obligations	$105,287	$79,183	$20,940	$5,164	$--

Critical Accounting Policies and Estimates

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

Equity Compensation - SFAS 123(R), Share-Based Payment, addresses the accounting for share-based employee compensation and was adopted by Spartan Motors, Inc. on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123(R) and further information on Spartan Motors, Inc. equity compensation plans, including inputs used to determine fair value of options is disclosed in Note 10 to the financial statements, SFAS 123(R) requires that share options awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized.

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

New and Pending Accounting Policies

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB statement No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the affect the adoption of Interpretation No. 48 will have on the Company's consolidated financial position or results of operations but does not anticipate a material impact.

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

The Company's primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2006, the Company had $17.5 million of debt outstanding under its variable rate short-term and long-term debt agreements. A change of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading or other purposes.

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

Item 8.	Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$13,834,892	$9,702,059
Marketable securities	--	1,988,120
Accounts receivable, less allowance for doubtful accounts
of $373,000 in 2006 and $202,000 in 2005	62,620,127	37,016,549
Inventories	64,173,194	44,265,389
Deferred tax assets	4,566,657	3,745,396
Taxes receivable	--	989,896
Deposits on Engines	10,900,000	--
Other current assets	1,881,706	1,948,796
Total current assets	157,976,576	99,656,205

Property, plant and equipment, net	29,659,133	18,478,110
Goodwill	2,457,028	4,543,422
Other assets	554,774	530,533
TOTAL ASSETS	$190,647,511	$123,208,270

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,703,496	$20,745,549
Accrued warranty	6,380,740	4,502,772
Accrued customer rebates	3,470,617	1,755,334
Accrued compensation and related taxes	7,712,421	4,241,293
Accrued vacation	1,483,389	1,188,692
Deposits from customers	7,465,422	13,640,197
Other current liabilities and accrued expenses	2,591,484	2,853,283
Taxes on income	1,565,629	--
Current portion of long-term debt	521,105	52,831
Total current liabilities	61,894,303	48,979,951

Long-term debt, less current portion	25,218,120	1,317,003
Deferred tax liabilities	355,000	309,000

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 23,900,000 shares authorized; issued 21,111,339 shares and 18,954,987 shares as of December 31, 2006 and 2005, respectively	211,113	189,550
Additional paid in capital	54,338,573	37,822,630
Retained earnings	48,630,402	35,447,985
Unearned compensation	--	(845,969)
Accumulated other comprehensive loss	--	(11,880)
Total shareholders' equity	103,180,088	72,602,316
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$190,647,511	$123,208,270

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2006	2005	2004

Sales	$445,377,639	$343,006,608	$312,270,384
Cost of products sold	372,001,666	294,231,467	270,891,827
Gross profit	73,375,973	48,775,141	41,378,557

Operating expenses:
Research and development	12,622,487	9,431,394	7,943,487
Selling, general and administrative	31,359,187	26,693,005	24,450,503
Goodwill impairment	2,086,394	--	--
Operating income	27,307,905	12,650,742	8,984,567

Other income/(expense):
Interest expense	(347,071)	(140,698)	(366,183)
Interest and other income	1,011,613	822,801	551,063
Miscellaneous, net	--	36,000	24,277
Earnings before taxes on income	27,972,447	13,368,845	9,193,724

Taxes on income	11,144,000	5,077,000	3,312,000
Net earnings	$16,828,447	$8,291,845	$5,881,724

Basic net earnings per share	$0.85	$0.44	$0.32

Diluted net earnings per share	$0.83	$0.43	$0.31

Basic weighted average common shares outstanding	19,737,000	18,836,000	18,527,000

Diluted weighted average common shares outstanding	20,354,000	19,212,000	19,115,000

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2006, 2005 and 2004
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2004	18,297,168	$182,972	$32,167,976	$28,769,256	--	--	$61,120,204

Purchase and constructive retirement of stock	(120,000)	(1,200)	(214,822)	(731,830)	--	--	(947,852)
Stock options exercised and related tax benefit	622,195	6,222	4,194,783	--			4,201,005
Dividends paid ($0.15 per share)	--	--	--	(2,736,897)	--	--	(2,736,897)
Comprehensive income:
Net earnings	--	--	--	5,881,724	--	--	5,881,724
Other comprehensive items:
Unrealized loss on marketable securities	--	--	--	--	--	(7,066)	(7,066)
Total comprehensive income							5,874,658
Balance at December 31, 2004	18,799,363	$187,994	$36,147,937	$31,182,253	$--	$(7,066)	$67,511,118
Purchase and constructive retirement of stock	(150,000)	(1,500)	(289,500)	(759,235)			(1,050,235)
Stock options exercised and related tax benefit	176,248	1,762	1,042,612	--	--	--	1,044,374
Dividends paid ($0.17 per share)	--	--	--	(3,266,878)	--	--	(3,266,878)
Issuance of restricted stock	129,376	1,294	921,581	--	(922,875)	--	--
Amortization of unearned compensation					76,906		76,906
Comprehensive income:
Net earnings	--	--	--	8,291,845			8,291,845
Other comprehensive items:
Unrealized loss on marketable securities	--	--	--	--	--	(4,814)	(4,814)
Total comprehensive income							8,287,031
Balance at December 31, 2005	18,954,987	$189,550	$37,822,630	$35,447,985	$(845,969)	$(11,880)	$72,602,316

Reclassification of unearned compensation upon adopting new stock based payment accounting principle	--	--	(845,969)	--	845,969	--	--
Issuance of common stock and the tax benefit of stock incentive plan transactions	1,995,477	19,955	15,929,162	--	--	--	15,949,117
Dividends declared ($0.18 per share)	--	--	--	(3,646,030)	--	--	(3,646,030)
Issuance of restricted stock net of cancellation	160,875	1,608	(1,608)	--	--	--	--
Stock based compensation expense related to SARs and Restricted Stock	--	--	1,434,358	--	--	--	1,434,358
Comprehensive income:
Net earnings	--	--	--	16,828,447	--	--	16,828,447
Change in unrealized loss on marketable securities	--	--	--	--	--	11,880	11,880
Total comprehensive income							16,840,327

Balance at December 31, 2006	21,111,339	$211,113	$54,338,573	$48,630,402	$--	$--	$103,180,088

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net earnings from continuing operations	$16,828,447	$8,291,845	$5,881,724
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,862,721	2,646,990	2,309,569
(Gain)/Loss on disposal of assets	(54,817)	21,524	76,527
Goodwill impairment	2,086,394	--	--
Tax benefit from stock options exercised	(3,141,000)	118,000	588,000
Deferred taxes (credit)	(775,261)	373,060	1,134,391
Stock based compensation related to stock appreciation rights and restricted stock	1,434,358	76,906	--
Decrease (increase) in operating assets:
Accounts receivable	(25,603,578)	(4,657,599)	(12,754,892)
Inventories	(19,907,805)	(11,823,677)	(5,853,647)
Taxes receivable	989,896	966,639	(998,656)
Other assets	(10,857,151)	(885,602)	(113,639)
Increase (decrease) in operating liabilities:
Accounts payable	9,957,947	1,497,650	4,181,358
Accrued warranty	1,877,968	832,011	1,132,557
Accrued compensation and related taxes	3,471,128	976,556	518,620
Accrued vacation	294,697	101,278	66,977
Deposits from customers	(6,174,775)	5,052,063	1,791,185
Other current liabilities and accrued expenses	1,453,484	1,211,228	1,303,747
Taxes on income	4,706,629	--	--
Total adjustments	(37,379,165)	(3,492,973)	(6,617,903)

Net cash provided by (used in) operating activities	(20,550,718)	4,798,872	(736,179)

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,435,019)	(2,932,092)	(5,862,739)
Proceeds from sale of property, plant and equipment	456,902	50,002	21,724
Purchases of marketable securities	--	(2,000,000)	(4,313,636)
Proceeds from sale of marketable securities	1,989,190	1,487,986	2,800,000
Net cash used in investing activities	(11,988,927)	(3,394,104)	(7,354,651)

Cash flows from financing activities:
Proceeds from long-term debt	24,500,000	1,250,000	150,000
Payments on long-term debt	(130,609)	(25,424)	(4,742)
Net proceeds from exercise of stock options	12,808,117	926,374	3,613,005
Repurchases of common stock		(1,050,235)	(947,852)
Cash retained on taxes due to options exercised	3,141,000	--	--
Payment of dividends	(3,646,030)	(3,266,878)	(2,736,897)
Net cash provided by (used in) financing activities	36,672,478	(2,166,163)	73,514
Net increase (decrease) in cash and cash equivalents	4,132,833	(761,395)	(8,017,316)
Cash and cash equivalents at beginning of year	9,702,059	10,463,454	18,480,770
Cash and cash equivalents at end of year	$13,834,892	$9,702,059	$10,463,454

Supplemental disclosures: Cash paid for interest was $308,000, $194,000 and $366,000 for 2006, 2005 and 2004, respectively.

Cash paid for income taxes was $6,294,000, $3,707,000 and $2,758,000 for 2006, 2005 and 2004, respectively.

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

Marketable Securities are classified as available-for-sale securities and are reported at fair value, with offsetting adjustments to shareholders' equity, in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. The fair value of marketable securities is determined based on quoted market prices. The basis on which the cost of a marketable security is reclassified out of accumulated other comprehensive income and into earnings is based on the specific cost of the marketable security.

Accounts Receivable. The Company's receivables are subject to credit risk, and the Company does not typically require collateral on its accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Historically, such losses consistently have been within management's expectations. Past due accounts are written off when collectibility is determined to be no longer forthcoming.

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

Goodwill. The Company applies the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, which prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. Goodwill is allocated to the reporting unit from which it was created. The Company completes its required annual impairment test as of October 1 each year. Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at its Road Rescue subsidiary which is included in the Company's EVTeam reportable segment was evaluated as impaired and goodwill totaling $2,086,394 was recognized as a charge against operating income during 2006. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired.

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

Earnings Per Share. Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options, restricted stock, and stock appreciation rights ("SARs") outstanding during the period. The effect of dilutive stock options, restricted stock and SARs was 617,000, 376,000 and 588,000 shares in 2006, 2005 and 2004 respectively. All shares related to stock options outstanding at the end of 2006 were included in the diluted weighted average shares. For 2005 and 2004, 1,148,000 and 52,000 shares respectively related to stock option plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Options. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" [SFAS 123(R)] utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of grant.

Under the modified prospective approach, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123 (R). All outstanding options and SARs were vested as of December 31, 2005. The Company's incentive stock plans are described in more detail in Note 10.

For the twelve-month period ended December 31, 2006 the Company recorded compensation expense of $841,611 as a result of adopting SFAS 123(R) on January 1, 2006.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The $3,141,000 reported as cash retained on taxes due to options exercised classified as a financing cash flow would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).

Stock Split. On November 2, 2006 the Company's Board of Directors declared a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. After the split and the related retirement of fractional shares, the number of shares of common stock outstanding increased from 14,032,986 to 21,048,753 shares outstanding. Earnings per share, all share data and additional paid in capital have been restated in all prior periods to reflect this stock split.

New Accounting Standards. In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Interpretation No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the affect the adoption of Interpretation No. 48 will have on the Company's consolidated financial position or results of operations but does not anticipate a material impact.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 - MARKETABLE SECURITIES

The Company's marketable securities consisted of U.S. Treasury securities and are summarized below:
	Cost	Gross Unrealized Loss	Fair Value

December 31, 2006	$--	$--	$--

December 31, 2005	$2,000,000	$(11,880)	$1,988,120

NOTE 3 - INVENTORIES
Inventories are summarized as follows:	December 31,
	2006	2005

Finished goods	$14,937,698	$9,369,658
Work in process	14,407,108	9,520,905
Raw materials and purchased components	37,274,183	27,447,857
Obsolescence and slow-moving reserves	(2,445,795)	(2,073,031)

TOTAL INVENTORY	$64,173,194	$44,265,389

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:
	December 31,
	2006	2005

Land and improvements	$2,014,732	$1,655,120
Buildings and improvements	18,241,956	18,765,820
Plant machinery and equipment	10,390,834	10,520,764
Furniture and fixtures	11,671,808	8,225,530
Vehicles	2,353,152	1,865,197
Construction in process	9,159,300	246,027

SUBTOTAL	53,831,782	41,278,458
Less accumulated depreciation	(24,172,649)	(22,800,348)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$29,659,133	$18,478,110

NOTE 5 - LEASES

The Company leases certain office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $773,000, $729,000, and $744,000 respectively. Future minimum lease commitments under non-cancelable leases are as follows: $451,000 in 2007; $406,000 in 2008; $338,000 in 2009, $141,000 in 2010 and none thereafter.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - TAXES ON INCOME (Continued)

Income tax expense (credit) is summarized as follows:
	Year Ended December 31,
	2006	2005	2004
Current:
Federal	$10,996,402	$4,430,000	$2,166,000
State	922,859	273,940	11,609
Total current	11,919,261	4,703,940	2,177,609
Deferred (credit):
Federal	(718,816)	433,000	1,100,000
State	(56,445)	(59,940)	34,391
Total deferred	(775,261)	373,060	1,134,391

TOTAL PROVISION FOR INCOME TAXES	$11,144,000	$5,077,000	$3,312,000

Current taxes on income are further reduced by tax benefits associated with the exercise of stock options under the plans described in Note 10. This reduction totaled $3,141,000 in 2006, $118,000 in 2005, and $588,000 in 2004 and was recognized as an adjustment of additional paid-in capital.

Differences between the expected income tax expense attributable to continuing operations, derived from applying the federal statutory income tax rate to earnings before taxes on income from continuing operations and the actual tax expense, are as follows:
	Year Ended December 31,
	2006		2005		2004
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$9,790,356	35.00%	$4,545,407	34.00%	$3,126,000	34.00%
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses	74,000	0.26	39,000	0.29	76,000	0.83
State tax expense	168,000	0.60	74,000	0.55	(243,000)	(2.64)
Non-deductible goodwill impairment adjustment	700,000	2.50	--	--	--	--
Adjustments to federal and state tax reserve	414,000	1.48
Adjustment of valuation allowance on state net operating loss carryforward	105,000	0.37	150,000	1.12	274,000	2.98
Adjustment of valuation allowance on charitable contribution carryforward	--	--	230,000	1.72	566,000	6.16
Section 199 production deduction	(238,000)	(0.85)	(122,000)	(0.91)
Reversal of prior year tax accruals					(409,000)	(4.45)
Adjustment of valuation allowance on capital loss carryforward					(103,000)	(1.12)
Other	130,644	0.47	160,593	1.20	25,000	0.26
TOTAL	$11,144,000	39.83%	$5,077,000	37.97%	$3,312,000	36.02%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - TAXES ON INCOME (Continued)

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2006	2005
Current asset (liability):
Additional capitalized inventory costs	$148,000	$145,000
Vacation accrual	561,000	444,000
Warranty reserve	2,489,000	1,747,000
Inventory allowance	909,000	747,000
Allowance for doubtful accounts	146,000	78,000
Charitable contribution carryover	--	631,000
State tax net operating loss carryforward	529,000	424,000
Valuation allowance for state tax net operating loss carryforward	(529,000)	(424,000)
State tax reserves	219,000	--
Other	94,657	(46,604)

TOTAL CURRENT DEFERRED TAX ASSETS	$4,566,657	$3,745,396

Noncurrent asset (liability):
Charitable contribution carryover	$--	$40,000
Other	(355,000)	(349,000)

TOTAL NONCURRENT DEFERRED TAX ASSETS (LIABILITIES)	$(355,000)	$(309,000)

At December 31, 2006 and 2005, the Company had state tax net operating loss carryforwards of approximately $802,000 and $642,000 respectively, that begin expiring in 2017. The Company increased its valuation allowance by $105,000 for state tax net operating loss carryforwards. The Company expects to continue and maintain a valuation allowance on future tax benefits of state net operating losses until an appropriate level of profitability is sustained or it is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable.

The Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management's opinion, adequate provisions for income taxes have been made for all years.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - DEBT

Long-term debt consists of the following:
	December 31, 2006	December 31, 2005
Mortgage notes payable to Brandon Revolving Loan Foundation:
Due March 1, 2009 with monthly installments of $834 including interest at 3%. Collateralized by land.	$134,123	$140,016
Due July 1, 2010 with monthly installments of $6,933 including interest at 3%. Collateralized by building.	1,182,879	1,229,818
Note Payable to Charter One Bank	6,922,223	--
Line of credit with JP Morgan Chase Bank	17,500,000	--
	25,739,225	1,369,834
Less current portion of long-term debt	(521,105)	(52,831)
TOTAL	$25,218,120	$1,317,003

The long-term debt is due as follows: $18,022,666 in 2008; $524,464 in 2009; $1,506,697 in 2010; $473,505 in 2011; and $4,690,788 thereafter.

The Company's primary line of credit is a $25,000,000 unsecured revolving note payable to a bank that expires on September 30, 2008. This line carries an interest rate equal to the money market rate plus an applicable margin. At December 31, 2006 borrowings on this line amounted to $17,500,000. The applicable money market rate was 5.72%. There were no borrowings under this line at December 31, 2005. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2006 and 2005, the Company was in compliance with all debt covenants.

In October 2006, the Company entered into an unsecured note agreement with a bank at a fixed interest rate of 4.99%. The loan is repayable in equal monthly installments and matures in October 2011.

The Company also has a secured line of credit of $200,000 which carries an interest rate of 1% above the bank's prime rate (prime rate at December 31, 2006 was 8.25%) and is secured by accounts receivable, inventory and equipment. This line of credit will expire on July 5, 2007. There were no borrowings under this line at December 31, 2006 and 2005.

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had two Chassis customers classified as major customers in 2006 and 2005 and 2004, as follows:
	2006		2005		2004
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

Newmar	$92,440,000	$1,706,000	$83,396,000	$2,121,000	$92,139,000	$5,196,000
Fleetwood	$56,858,000	$3,330,000	$75,518,000	$5,364,000	$68,624,000	$9,697,000

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - PROFIT-SHARING PLAN

The Spartan Motors, Inc. Profit-Sharing Plan and Trust covers all employees who meet length of service and minimum age requirements. Contributions to the plan are determined annually by the Board of Directors and were approximately $599,000, $564,000 and $561,000 in 2006, 2005 and 2004 respectively. The Company's policy is to fund plan costs accrued.

NOTE 10 - STOCK BASED COMPENSATION

Stock Options The Company has stock option plans covering certain employees, non-employee directors and outside market advisors. Shares reserved for options under these plans total 5,400,000. The options granted are exercisable for a period of 10 years from the grant date. The exercise price for all options is equal to the market price at the date of grant.

Activity for the years ended December 31, 2006, 2005 and 2004 is as follows for all plans:
	Price Range	Weighted-Average Exercise Price	Option Shares

Balance at January 1, 2004	$1.13 - $10.21	$5.93	3,100,265

Options granted	$6.63 - $9.39	$7.95	816,008
Options exercised	$2.63 - $8.83	$5.81	(622,196)
Options expired	$2.63 - $8.83	$8.40	(203,730)

Balance at December 31, 2004	$1.13 - $10.21	$5.93	3,090,347

Options granted	$6.60 - $7.74	$6.87	439,462
Options exercised	$1.13 - $6.73	$5.28	(172,499)
Options expired	$2.63 - $8.83	$7.13	(195,450)

Balance at December 31, 2005	$1.13 - $10.21	$6.42	3,161,860

Options granted	--	--	--
Options exercised	$2.63 - 8.83	$6.53	(1,949,196)
Options expired	$4.38 - $7.95	$6.19	(95,850)

Balance at December 31, 2006	$1.13 - $10.21	$6.30	1,116,814

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - STOCK BASED COMPENSATION (Continued)

The following table summarizes information regarding stock options outstanding at December 31, 2006 under the plans:
	Options Outstanding			Options Exercisable
Exercise Price Range	Number Outstanding at 12/31/06	Weighted-Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/06	Weighted- Average Exercise Price

$1.13 - $1.13	10,500	4.0	$1.13	10,500	$1.13
$2.63 - $3.83	197,400	3.3	$3.16	197,400	$3.16
$4.08 - $5.50	134,700	2.9	$4.51	134,700	$4.51
$6.17 - $8.17	742,714	7.5	$7.43	741,890	$7.43
$9.39- $10.21	31,500	5.9	$10.08	31,500	$10.08
	1,116,814	6.1	$6.30	1,116,814	$6.30

The Company is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Non Qualified Stock Option Plan, 1994 Incentive Stock Option Plan, 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, Stock Option and Restricted Stock Plan of 1998, Stock Option and Restricted Stock Plan of 2003 and Stock Incentive Plan of 2005. The stock incentive plans allow certain employees, officers, non-employee directors and outside market advisors to purchase common stock of Spartan Motors at a price established on the date of grant. Total shares remaining available for stock incentive grants under these plans totaled 564,138 at December 31, 2006. Options granted under the Stock Option and Restricted Stock Plan of 1998 to non-employee directors must have an exercise price equal to at least 85% of the fair market value of Spartan Motors common stock on the date of grant. (Options under these plans to date were granted with exercise prices at 100% of the fair market value on the date of grant.) Incentive stock options granted under the 1994 Incentive Stock Option Plan or the Stock Option and Restricted Stock Plan of 1998 must have an exercise price equal to at least 100% of the fair market value on the date of grant. The exercise price of stock options and the compensation value of restricted stock granted under the Stock Option and Restricted Stock Plan of 2003 or the Stock Incentive Plan of 2005 must be equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date. The options or Stock Appreciation Rights (SARs) granted are exercisable for a period of 10 years from the grant date. The exercise price for all options and SARs granted has been equal to the market price at the date of grant.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the years ended December 31, 2005 and 2004:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - STOCK BASED COMPENSATION (Continued)
	Year Ended December 31, 2005	Year Ended December 31, 2004
Net earnings
As reported	$8,291,845	$5,881,724
Deduct: Compensation expense - fair value Method	(1,335,965)	(2,747,275)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	80,848	534,633
Pro forma	$7,036,728	$3,669,082

Basic net earnings per share
As reported	$0.44	$0.32
Pro forma	0.37	0.20

Diluted net earnings per share
As reported	$0.43	$0.31
Pro forma	0.37	0.19

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated fair value of SARs in 2006 and options in 2005 and 2004.

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Lives	Estimated Fair Value
2006	1.5%	35.0%	4.7%	5 years	$5.09
2005	2%	54.4%	4.38%	5 years	$4.56
2004	2%	54.4%	3.60%	5 years	$5.18

The following table summarizes information regarding the Company's stock options at December 31, 2005 and December 31, 2006:
Plan	Number Outstanding and Exercisable at 12/31/05	Weighted- Average Exercise Price	Number Exercised	Number Cancelled, Expired or Adjusted	Number Outstanding and Exercisable at 12/31/06	Weighted- Average Exercise Price

Non-Qualified Stock Option Plan	120,570	$ 4.19	110,068	2	10,500	$ 4.08
1994 Incentive Stock option Plan	645,599	5.04	444,123	17,047	184,429	4.46
1996 Stock Option and Restricted Stock Plan for Outside Market Advisors	70,065	4.71	24,750	34,500	10,815	4.55
Stock Option and Restricted Stock Plan of 1998	734,594	6.23	363,186	10,211	361,197	5.79
Stock Option and Restricted Stock Plan of 2003	1,159,833	7.53	699,175	26,933	433,725	7.56
Stock Incentive Plan of 2005	431,245	6.86	307,894	7,203	116,148	6.86
	3,161,906	$ 6.44	1,949,196	95,896	1,116,814	$ 6.30

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - STOCK BASED COMPENSATION (Continued)

All stock options vest fully on the date of grant. No stock options were granted in 2006. Based on the closing price of Spartan Motors, Inc. common stock on December 31, 2006, the aggregate intrinsic values of options outstanding and exercisable at December 31, 2006 and exercised during the twelve months ended December 31, 2006 were $9,917,000 and $17,309,000, respectively.

Restricted Stock The Company issues restricted stock to directors, officers and key employees of the Company. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is generally three to five years.

On September 30, 2005, the Company issued 86,250 shares of restricted stock to directors, officers and key employees of the Company. On June 30 and July 14, 2006, 118,535 shares and 1,000 shares respectively of restricted common stock were issued to directors, officers, and key employees of the Company.

On December 31, 2006 and 2005, the Company had 290,251 and 129,376 shares of restricted stock outstanding, respectively. As of December 31, 2006 41,550 shares were vested. During 2006 and 2005 the Company recorded compensation expense of $592,747 and $76,906 related to these awards. No restricted stock shares were vested as of December 31, 2005. As of December 31, 2006, the Company has unearned stock-based compensation of $2,075,988 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable vesting periods.

Stock Appreciation Rights The Company issues stock appreciation rights (SARs) to directors, officers and key employees of the Company. A SAR is a right that entitles the recipient to receive Common Stock having a value on the date the SAR is exercised equal to the excess of the market value of a share of common stock at the time of exercise over the Base Price per Share, which equals the market value of the common stock on the grant date. At December 31, 2006 the Company had outstanding stock appreciation rights based on 240,621 shares of stock. Of those rights, 98,651 had a base price below the $15.18 fair market value of the stock on December 31, 2006. Those SARs could have been exercised for the issuance of 41,240 shares of the Company's common stock. All outstanding SARs were vested as of December 31, 2006. SARs are valued using the Black-Scholes option-pricing model referenced above using the same weighted-average assumptions included in the above table. In 2006, the Company recorded $841,611 in compensation expense related to SARs granted on December 29, 2006 which was based on a grant date fair value of $5.09 per share which was computed using the Black Scholes model.

NOTE 11 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2,500,000. At December 31, 2006 and 2005, the Company had outstanding letters of credit totaling $200,000.

At December 31, 2006, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. The total contingent liability on December 31, 2006 was approximately $200,000. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results and cash flows.

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

Changes in the Company's warranty liability during the years ended December 31, 2006 and 2005 were as follows:
	2006	2005

Balance of accrued warranty at January 1	$4,502,772	$3,670,761

Warranties issued during the period	4,048,923	2,951,180

Cash settlements made during the period	(5,015,422)	(3,813,170)

Changes in liability for pre-existing warranties during the period, including expirations	2,844,467	1,694,001

Balance of accrued warranty at December 31	$6,380,740	$4,502,772

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment is as follows (amounts in thousands):

Year Ended December 31, 2006
	Business Segments
	Chassis		EVTeam	Other		Consolidated

Motorhome chassis sales		$204,165				$204,165
Fire truck chassis sales		108,302			$(23,631)	84,671
EVTeam product sales		--	$77,365			77,365
Other sales		79,177	--		--	79,177
Sales		$391,644	$77,365		$(23,631)	$445,378
Goodwill Impairment	$		$2,086	$		$2,086
Interest expense		1	942		(596)	347
Depreciation expense		1,142	1,298		423	2,863
Taxes/(Credit) on Income		13,405	(1,853)		(408)	11,144
Segment earnings (loss) from operations		24,681	(5,453)		(2,400)	16,828
Segment assets		123,282	49,941		17,425	190,648

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2005
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$189,170			$189,170
Fire truck chassis sales	85,498		$(15,946)	69,552
EVTeam product sales	--	$64,793		64,793
Other sales	19,492	--	--	19,492
Sales	$294,160	$64,793	$(15,946)	$343,007
Interest expense	$0	$867	$(726)	$141
Depreciation expense	1,040	1,143	417	2,600
Taxes/(Credit) on Income	7,455	(2,173)	(205)	5,077
Segment earnings (loss) from operations	14,498	(4,714)	(1,492)	8,292
Segment assets	52,447	50,282	20,479	123,208

Year Ended December 31, 2004
	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$191,843			$191,843
Fire truck chassis sales	74,752		$(13,950)	60,802
EVTeam product sales	--	$52,281	--	52,281
Other sales	7,344	--	--	7,344
Sales	$273,939	$52,281	$(13,950)	$312,270
Interest expense	$9	$883	$(526)	$366
Depreciation expense	896	988	426	2,310
Taxes/(Credit) on Income	6,170	(2,467)	(391)	3,312
Segment earnings (loss) from
operations	11,345	(5,290)	(173)	5,882
Segment assets	45,545	41,130	20,238	106,913

Foreign sales are not significant.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2006 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$103,665,931	$109,227,185	$108,876,342	$123,608,181

Gross profit	$16,767,642	$18,673,924	$17,166,646	$20,767,761

Net earnings from operations	$4,481,481	$4,992,797	$4,073,877	$3,280,292

Basic net earnings per share	$0.24	$0.26	$0.21	$0.16

Diluted net earnings per share	$0.23	$0.25	$0.20	$0.16

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Continued)

During the three month period ended December 31, 2006 the Company recorded a goodwill impairment related to its EVTeam segment totaling $2,086,394 as a charge against operating income.

Summarized quarterly financial data for the year ended December 31, 2005 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$88,901,133	$89,341,252	$89,314,540	$75,449,683

Gross profit	$11,733,990	$12,372,367	$13,519,457	$11,149,327

Net earnings from operations	$2,045,818	$2,557,180	$2,702,969	$985,878

Basic net earnings per share	$0.16	$0.20	$0.22	$0.08

Diluted net earnings per share	$0.16	$0.20	$0.21	$0.08

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Spartan Motors' internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 2, 2007

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Spartan Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Spartan Motors, Inc. and subsidiaries maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated March 2, 2007 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 2, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC.

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in its attestation report on management's assessment, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Item 10.	Directors and Executive Officers of the Registrant.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions "Spartan Motors' Board of Directors and Executive Officers," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, and is incorporated herein by reference.

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

The information required by this item is contained under the captions "Compensation Discussion and Analysis," "Compensation of Directors," "Executive Compensation", "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in for the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 24, 2006, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, and is incorporated herein by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2006.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	1,116,814	$6.30	564,100
Equity compensation plans not approved by security holders(2)	--	N/A	25,000
Total	1,116,814	$6.30	589,100

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

The information required by this item is contained under the captions "Transactions with Related Persons" and "Spartan Motors' Board of Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption "Ernst & Young's Fees" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2007, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2006, and is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:
Consolidated Balance Sheets - December 31, 2006 and December 31, 2005

Consolidated Statements of Income - Years Ended December 31, 2006, 2005, and 2004

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows - Years Ended December 31, 2006, 2005 and 2004

Notes to Consolidated Financial Statements - December 31, 2006

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

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.*

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.*

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference.*

10.7

Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.8

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9	Form of Stock Appreciation Rights Agreement.*

10.10	Form of Restricted Stock Agreement.*

10.11	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting firm.

24	Limited Powers of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

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
SPARTAN MOTORS, INC.

March 16, 2007	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 16, 2007	By	/s/ John E. Sztykiel
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 16, 2007	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

March 16, 2007	By	/s/ Richard J. Schalter
Richard J. Schalter, Director

March 16, 2007	By	/s/ William F. Foster
William F. Foster, Director

March 16, 2007	By	* /s/ George Tesseris
George Tesseris, Director

March 16, 2007	By	* /s/ David R. Wilson
David R. Wilson, Director

March 16, 2007	By	* /s/ Charles E. Nihart
Charles E. Nihart, Director

March 16, 2007	By	* /s/ Kenneth Kaczmarek
Kenneth Kaczmarek, Director

March 16, 2007	*By	/s/ James W. Knapp
James W. Knapp Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2006:

Allowance for doubtful accounts	$202,000	$219,494	$--	$48,494	$373,000

Obsolescence and slow-moving reserves	2,073,031	1,288,033	--	915,269	2,445,795

Accrued warranty	4,502,772	6,893,390	--	5,015,422	6,380,740

Valuation allowance for deferred tax assets	424,000	105,000	--	--	529,000

Year ended December 31, 2005:

Allowance for doubtful accounts	$400,000	$(77,959)	$--	$120,041	$202,000

Obsolescence and slow-moving reserves	2,240,007	624,327	--	791,303	2,073,031

Accrued warranty	3,670,761	4,645,181	--	3,813,170	4,502,772

Valuation allowance for deferred tax assets	10,334,000	408,000	--	10,318,000	424,000

Year ended December 31, 2004:

Allowance for doubtful accounts	$408,000	$32,324	$--	$40,324	$400,000

Obsolescence and slow-moving reserves	2,234,598	1,372,768	--	1,367,359	2,240,007

Accrued warranty	2,538,204	4,248,791	--	3,116,234	3,670,761

Valuation allowance for deferred tax assets	9,596,500	840,000	--	102,500	10,334,000

EXHIBIT INDEX

Exhibit Number	Document

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

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.*

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and incorporated by reference herein.*

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference.*

i

10.7

Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.8

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9	Form of Stock Appreciation Rights Agreement.*

10.10	Form of Restricted Stock Agreement.*

10.11	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

21	Subsidiaries of Registrant.

23	Consent of Independent Registered Public Accounting firm.

24	Limited Powers of Attorney

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.

ii