Form 10-Q
period 2007-03-31
SPARTAN MOTORS INC
filed 2007-05-04
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2007

Common stock, $.01 par value	21,467,584 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

		Page

FORWARD-LOOKING STATEMENTS		3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets - March 31, 2007 and December 31, 2006 (Unaudited)	5

	Condensed Consolidated Statements of Income - Three Months Ended March 31, 2007 and 2006 (Unaudited)	7

	Condensed Consolidated Statements of Cash Flows - Three Months Ended March 31, 2007 and 2006 (Unaudited)	8

	Condensed Consolidated Statements of Shareholders' Equity - Three Months Ended March 31, 2007 (Unaudited)	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 6.	Exhibits	21

SIGNATURES		22

EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•

Changes in existing products liability, tort or warranty laws or the introduction of new laws, regulations or policies that could affect our business practices. These laws, regulations or policies could impact our industry as a whole, or could impact only those portions in which we are currently active, for example, laws regulating the design or manufacture of emergency vehicles or regulations issued by the National Fire Protection Association; in either case, our profitability could be adversely impacted due to an industry-wide market decline or due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

•

Changes in environmental regulations. These regulations could have a negative impact on our earnings; for example, laws mandating improved emissions standards could increase our research and development costs, increase the cost of components and lead to the temporary unavailability of engines.

•

Rapidly rising material and component costs and the Company's ability to mitigate such cost increases based upon our supply contracts or to recover such cost increases with increases in selling prices of its products. Such increases in costs could have an adverse impact on our earnings.

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry. These types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

	•	Factors that impact our attempts to expand internationally, such as the introduction of trade barriers in the United States or abroad.

	•	Increasing oil prices and the availability of oil may have an adverse impact on the RV market.

•	Changes in relationships with major customers. An adverse change in our relationship with major customers would have a negative impact on our earnings and financial position.

•	Armed conflicts and other military actions. The considerable political and economic uncertainties resulting from these events could adversely affect our order intake and sales.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2006, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	March 31, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$1,291,328	$13,834,892
Accounts receivable, less allowance for
doubtful accounts of $797,000 in 2007
and $373,000 in 2006	79,243,034	62,620,127
Inventories	72,792,726	64,173,194
Deferred income tax assets	4,370,657	4,566,657
Deposits on engines	4,742,000	10,900,000
Other current assets	1,706,808	1,881,706
Total current assets	164,146,553	157,976,576

Property, plant, and equipment, net	35,874,105	29,659,133
Goodwill	2,457,028	2,457,028
Other assets	520,957	554,774
Total assets	$202,998,643	$190,647,511

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	March 31, 2007	December 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$36,324,464	$30,703,496
Accrued warranty	8,192,481	6,380,740
Accrued customer rebates	2,385,710	3,470,617
Accrued compensation and related taxes	4,760,024	7,712,421
Accrued vacation	1,689,011	1,483,389
Deposits from customers	7,138,943	7,465,422
Other current liabilities and accrued expenses	3,794,779	2,591,484
Taxes on income	2,106,257	1,565,629
Current portion of long-term debt	521,417	521,105
Total current liabilities	66,913,086	61,894,303

Other non-current liabilities	972,000	--
Long-term debt, less current portion	21,126,454	25,218,120
Deferred income tax liabilities	89,000	355,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 23,900,000
shares authorized, issued 21,478,624 and
21,111,339 shares in 2007 and 2006, respectively	214,786	211,113
Additional paid in capital	58,177,175	54,338,573
Retained earnings	55,506,142	48,630,402
Total shareholders' equity	113,898,103	103,180,088
Total liabilities and shareholders' equity	$202,998,643	$190,647,511

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2007	2006

Sales	$142,882,064	$103,665,931
Cost of products sold	118,190,505	86,898,289
Gross profit	24,691,559	16,767,642

Operating expenses:
Research and development	3,789,579	2,845,211
Selling, general and administrative	9,482,122	7,055,798
Operating income	11,419,858	6,866,633

Other income (expense):
Interest expense	(246,024)	(56,094)
Interest and other income	137,044	304,637
Earnings before taxes on income	11,310,878	7,115,176

Taxes on income	4,104,138	2,633,695
Net earnings	$7,206,740	$4,481,481

Basic net earnings per share	$0.34	$0.24

Diluted net earnings per share	$0.33	$0.23

Basic weighted average common shares outstanding	21,103,000	18,924,000

Diluted weighted average common shares outstanding	21,740,000	19,178,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net earnings	$7,206,740	$4,481,481
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	823,667	642,901
Gain on sale of assets	--	(6,000)
Tax benefit from stock options exercised	(1,553,197)	(48,000)
Stock based compensation related to restricted stock	202,427	76,906
Decrease (increase) in operating assets:
Accounts receivable	(16,622,907)	(11,927,799)
Inventories	(8,619,532)	(4,486,853)
Other assets	6,366,715	320,812
Increase (decrease) in operating liabilities:
Accounts payable	5,620,968	8,894,370
Accrued warranty	1,811,741	278,106
Accrued compensation and related taxes	(2,952,397)	(778,113)
Accrued vacation	205,622	185,955
Deposits from customers	(326,479)	(1,178,462)
Other current liabilities and accrued expenses	118,388	2,237,910
Taxes on income	1,111,628	989,896
Total adjustments	(13,813,356)	(4,798,371)
Net cash used in operating activities	(6,606,616)	(316,890)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,038,639)	(787,643)
Proceeds from sale of property, plant and equipment	--	6,000
Net cash used in investing activities	(7,038,639)	(781,643)
Cash flows from financing activities:
Proceeds from long-term debt	18,000,000	--
Payments on long-term debt	(22,091,354)	(13,184)
Proceeds from the exercise of stock options and stock appreciation rights	3,639,848	366,611
Cash retained on taxes due to options exercised	1,553,197	48,000
Net cash provided by financing activities	1,101,691	401,427
Net decrease in cash and cash equivalents	(12,543,564)	(697,106)
Cash and cash equivalents at beginning of period	13,834,892	9,702,059
Cash and cash equivalents at end of period	$1,291,328	$9,004,953

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2006, as previously reported	21,111,339	$211,113	$54,338,573	$48,630,402	$103,180,088

Adjustment due to adoption of FIN 48	--	--	--	(331,000)	(331,000)

Balance at January 1, 2007	21,111,339	211,113	54,338,573	48,299,402	102,849,088

Issuance of common stock and the tax benefit of stock incentive plan transactions	367,285	3,673	3,636,175	--	3,639,848

Stock based compensation expense related to restricted stock	--	--	202,427	--	202,427

Net earnings	--	--	--	7,206,740	7,206,740

Balance at March 31, 2007	21,478,624	$214,786	$58,177,175	$55,506,142	$113,898,103

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________

Note 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. There have been no changes in such accounting policies.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2007 and the results of operations and cash flows for the three- months period ended March 31, 2007 and 2006.

The results of operations for the three-months period ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

Note 2 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2007	December 31, 2006

Finished goods	$13,256,948	$14,937,698
Work in process	21,435,601	14,407,108
Raw materials and purchased components	40,211,156	37,274,183
Obsolescence reserve	(2,110,979)	(2,445,795)
	$72,792,726	$64,173,194

Note 3 - WARRANTIES

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Some components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed onto the end customer of the Company's products.

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

Changes in the Company's warranty liability were as follows:

For the three months ended March 31:

	2007	2006

Balance of accrued warranty at January 1	$6,380,740	$4,502,772

Warranties accrued during the period	1,370,323	897,597

Cash settlements made during the period	(1,569,437)	(859,365)

Changes in liability for pre-existing warranties
during the period, including expirations	2,010,855	239,874

Balance of accrued warranty at March 31	$8,192,481	$4,780,878

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company has repurchase agreements with certain third-party lending institutions that provided floor plan financing to customers. These agreements provided for the repurchase of products from the lending institution in the event of the customer's default. On December 31, 2006 the total contingent liability was approximately $200,000. There were no repurchase agreements in effect at March 31, 2007. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 5 - ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 provides recognition criteria and a related measurement model for tax positions taken by companies. In accordance with FIN 48, a tax position is a position in a previously filed tax return or a position expected to be taken in a future tax filing that is reflected in measuring current or deferred income tax assets and liabilities. Tax positions are required to be recognized only when it is more likely than not (likelihood of greater than 50%), based solely on the technical merits, that the position will be sustained upon examination. Tax positions that meet the more likely than not threshold should be measured using a probability weighted approach as the largest amount of tax benefit that is greater than 50% likely of being realized upon settlement.

Upon adoption of FIN 48, the Company recorded a $961,000 liability related to uncertain tax positions as of January 1, 2007. A portion of this liability, $331,000, was accounted for as a reduction to the January 1, 2007 balance of retained earnings with the remaining $630,000 representing a reclassification from existing accrued taxes on income. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. Total interest and penalties included in non-current liabilities at January 1, 2007 and March 31, 2007 amounted to $182,000 and $193,000, respectively, with the $11,000 increase being charged to taxes on income in the current quarter. As of March 31, 2007, the Company has unrecognized tax benefits of $972,000, all of which if recognized would result in a reduction of the Company's effective tax rate.

Note 6 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$56,154	--	--	$56,154
Fire truck chassis sales	30,624	--	$(6,531)	24,093
EVTeam product sales	--	$21,400	--	21,400
Other sales	41,235	--	--	41,235
Total Sales	$128,013	$21,400	$(6,531)	$142,882
Interest expense (income)	$--	$308	$(62)	$246
Depreciation expense	385	309	130	824
Income tax expense (credit)	4,701	(358)	(239)	4,104
Segment earnings (loss)	8,360	(722)	(431)	7,207
Segment assets	137,587	50,426	14,986	202,999

Three Months Ended March 31, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$54,570	--	--	$54,570
Fire truck chassis sales	22,277	--	$(4,608)	17,669
EVTeam product sales	--	$19,698	--	19,698
Other sales	11,729	--	--	11,729
Total Sales	$88,576	$19,698	$(4,608)	$103,666
Interest expense	$1	$158	$(103)	$56
Depreciation expense	229	305	109	643
Income tax expense (credit)	2,963	(429)	100	2,634
Segment earnings (loss)	5,572	(832)	(259)	4,481
Segment assets	64,465	51,163	22,177	137,805

Note 7 - NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board issued Statement on Financial Accounting Standards No. 157 (SFAS No. 157), "Fair Value Measurements." This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

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

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by mounting the body or apparatus on the Company's chassis except military vehicles where chassis components are attached to the armored shell. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

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

The Company employs an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer loyalty. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as equity capital, as sources of expansion capital. A key metric in measuring our success is our Return on Invested Capital (ROIC). We define ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

The Company recognizes that annual unit sales of motorhome chassis have historically been substantially greater than that of the Company's other two principal chassis markets. Thus, in the past few years, management has placed special emphasis on further market penetration in the fire truck market and diversification into the specialty chassis market.

The Company expects future growth and earnings to come from:

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire and Road Rescue.

•	EVTeam operational improvements as processes are reengineered to lower costs by eliminating non-value added activities.

•

Further market share gain in the Class A motorhome market as the Company's chassis continue to lead the way in design features such as stability, ride, durability and dependability. In 2006, Spartan was able to gain market share in motorhome sales by increasing the number of models riding on a Spartan chassis to 40 from 36 in 2005.

•	Increased sales of Fire Truck chassis which incurred record orders in 2006.

•

Opportunities in the areas of specialty vehicles and micro-niche markets.  The Company's current backlog for specialty vehicles will support production into the latter half of 2007.  The Company will continue production of the current Iraqi Light Armored Vehicle (ILAV) order into the second quarter of 2007.  The Company expects to complete its current Joint Explosive Rapid Response Vehicle (JERRV) orders early in the third quarter of 2007. The Company has also received orders for a variant of the Cougar, known as the Mastiff, which will ultimately be delivered to the British Military.  The Mastiff orders are under production and the current orders will be completed in the second quarter of 2007. Additionally, the Company has received orders under the Mine Resistant Ambush Protected (MRAP) program and these units will be produced through the third quarter of 2007. The Company is guardedly optimistic about the potential for additional military business.

•

Recent additions to manufacturing capacity for fire truck chassis cabs (107,000 square feet) and specialty vehicles (80,000 square feet) which expand our capability to fulfill current and future market needs.

•

Increased sales from its EVTeam due to the recent introduction of the "Boomer", an innovative, low cost product that will provide an aerial waterway for fire departments that cannot afford an aerial truck. It also offers other features such as lifting and elevated lighting capabilities in addition to the necessary connections to operate vehicle extraction tools.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. Geo-political events affect the recreational vehicle market more directly than the emergency rescue market, and it is in emergency rescue where the Company expects solid growth in the future.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2007 compared to the three-month period ended March 31, 2006. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 16, 2007.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

	March 31, 2007			March 31, 2006
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	81.7%	93.7%	82.7%	81.9%	96.5%	83.8%
Gross profit	18.3%	6.3%	17.3%	18.1%	3.5%	16.2%
Operating expenses:
Research and development	2.5%	2.6%	2.7%	2.6%	2.7%	2.7%
Selling, general, and administrative	5.5%	7.5%	6.7%	5.9%	7.2%	6.8%
Operating income	10.3%	-3.8%	7.9%	9.6%	-6.4%	6.7%
Other income (expense)	0.0%	-1.1%	-0.1%	0.0%	0.0%	0.2%
Earnings before taxes on income	10.3%	-4.9%	7.8%	9.6%	-6.4%	6.9%
Taxes on income	3.7%	-1.7%	2.8%	3.3%	-2.2%	2.5%
Net earnings	6.6%	-3.2%	5.0%	6.3%	-4.2%	4.4%

Quarter Ended March 31, 2007, Compared to the Quarter Ended March 31, 2006

For the three months ended March 31, 2007, consolidated sales increased $39.2 million (37.8%) to $142.9 million, from $103.7 million in the first quarter of 2006. Chassis Group sales for this period increased by $39.4 million (44.5%) to $128.0 million, from $88.6 million in the first quarter of 2006. The increased sales reflect higher unit sales in all Spartan Chassis product lines. Compared to the same period in 2006, fire truck chassis sales increased $8.3 million (37.5%), other sales which include specialty chassis sales increased $29.5 million (251.6%) and motorhome chassis sales increased $1.6 million (2.9%). Fire truck orders were strong in 2006, resulting in higher production run rates in the later half of 2006 which have continued into 2007. The fourth quarter of 2006 also saw increased specialty orders which drove a strong first quarter in 2007.

EVTeam sales increased by $1.7 million (8.6%) to $21.4 million during the first quarter of 2007 compared with the prior year's first quarter. Road Rescue sales decreased by $0.8 million (13.2%); Crimson Fire's sales increased by $2.1 million (16.9%) and Crimson Aerials sales increased by $0.3 million (30.5%). Operational progress was made at all three EVTeam locations resulting in higher production levels.

Gross margin increased from 16.2% for the quarter ended March 31, 2006 to 17.3% for the same period of 2007. This increase is due primarily to an improved product sales mix resulting from the increased sales of fire truck, motorhome, and specialty vehicle chassis. The average price of specialty vehicle units declined as expected due to changes in product mix as more and lower priced variations are being manufactured. This drop in average price was more than offset by increased volume. Other factors contributing to the improved gross margin, including those at the EVTeam locations, are improved labor efficiencies, leveraged overhead due to higher volumes, and higher unit pricing for some products.

Operating expenses as a percentage of sales decreased slightly from 9.5% in the first quarter of 2006 to 9.4% in the first quarter of 2007. Research and development expenses increased $0.9 million while selling and administrative expenses increased $2.4 million compared to the same period in 2006. R&D expenses increased to support higher sales volumes and also included higher compensation accruals for incentive plans reflecting the improved results year to date. The SG&A expense increase is also primarily due to higher incentive plan compensation accruals.

The effective income tax rate was 36.3% in the first quarter of 2007 and 37.0% in the first quarter of 2006. The effective tax rate for 2007 and 2006 is consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $7.2 million ($0.33 per diluted share) in the first quarter of 2007 from $4.5 million ($0.24 per diluted share) in the first quarter of 2006 as a result of the factors discussed above.

Total chassis orders received during the first quarter of 2007 increased 22.5% compared to the same period in 2006. This reflects increases in motorhome and specialty chassis orders partially offset by a 31.3% decrease in fire truck chassis orders.

At March 31, 2007, the Company had $250.1 million in backlog, compared with a backlog of $181.7 million at March 31, 2006. This reflects an increase in Chassis Group backlog of $60.3 million, or 52.4%, combined with an increase in EVTeam backlog of $8.1 million, or 12.1%. The Company anticipates filling its current backlog orders by December 31, 2007.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, the Company has not experienced this in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an ROIC of 25.7% in the first quarter of 2007, a 17.9% increase compared to the ROIC of 21.8 percent for the same quarter in 2006. (The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.)

For the three months ended March 31, 2007, cash used in operating activities was $6.6 million, which was a $6.3 million increase from the $0.3 million of cash used in operating activities for the three months ended March 31, 2006. Accounts receivable and inventories increased as a result of increased business levels. These uses of cash were partially offset by decreased engine deposits and increased payables. Additions to manufacturing facilities resulted in the increased investments in property, plant and equipment totaling $7.0 million. Financing activities generated $1.1 million as net repayments on long term debt of $4.1 million were more than offset by proceeds generated through the exercise of stock options and stock appreciation rights. The above activities resulted in a net decrease of $12.5 million in cash leaving the Company with $1.3 million in cash as of March 31, 2007.

The Company's working capital increased $1.1 million from $96.1 million at December 31, 2006 to $97.2 million at March 31, 2007.

Shareholders' equity increased $10.7 million in the three months ended March 31, 2007 to $113.9 million from $103.2 million at December 31, 2006. This change resulted from the $7.2 million in net income, $3.6 million from the exercise of stock options and stock appreciation rights and $0.2 million of stock based compensation related to restricted stock. Shareholder's equity decreased by $0.3 million due to an adjustment related to the Company's adoption of FIN 48 "Accounting for Uncertain Income Tax Positions", as of January 1, 2007.

On April 25, 2006, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. That authorization expired on April 24, 2007 with no shares being repurchased.

At its March 12, 2007 meeting, the Board of Directors approved a $10.0 million increase in the Company's primary line of credit (revolving note payable) with JP Morgan Chase Bank, increasing the total line available to $35 million. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. The Company had borrowings of $13.5 million under this line at March 31, 2007.

The Company also has an unsecured fixed rate long term note which bears interest at 4.99%. At March 31, 2007 the total outstanding amount on this note was $6.8 million.

The Company also has a secured line of credit for $0.2 million, which has an expiration date of May 31, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at March 31, 2007. At March 31, 2007, the Company was in compliance with all debt covenants.

The Company also has secured mortgage notes of which $1.2 million and $0.1 million are outstanding as of March 31, 2007. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

At meetings on February 13, 2007 and March 12, 2007, the Board of Directors approved capital expenditure requests totaling $9.1 million to acquire and improve additional specialty vehicle manufacturing capacity and acquire a facility to house research and development activities. Both facilities are located in Charlotte, Michigan close to existing Spartan facilities. At its April 26, 2007 meeting, the Board approved an additional $1.6 million in improvements to the recently acquired specialty chassis facilities. The Company will be financing these expenditures from working capital.

On April 26, 2007, the Board of Directors approved 2007 regular dividends of $0.16 per share payable in the amount of $0.08 per share on June 15, 2007 and $0.08 per share on December 14, to shareholders of record on May 15, 2007 and November 14, 2007 respectively.

At March 31, 2007, the Company had outstanding commitments to purchase engines from its suppliers of which $4.7 million has been paid by the Company and recorded as Deposits on engines in current assets. This commitment was made to ensure an adequate supply of 2006 emission standard engines during the transition to engines meeting the new 2007 emission requirements.

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from borrowings under its existing lines of credit to satisfy ongoing cash requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2007. These policies were selected because they are broadly applicable within the Company's operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. This occurs when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant. The collectibility of any related receivable is reasonably assured before revenue is recognized.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands and market conditions. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See also Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

Equity Compensation - SFAS 123(R), "Share-Based Payment", addresses the accounting for share-based employee compensation and was adopted by the Company on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123(R) and further information on the Company's equity compensation plans, including inputs used to determine fair value of options is disclosed in the 2006 10-K. SFAS 123(R) requires that share options awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. We have not run the model with alternative inputs to quantify their effects on the fair value of the options.

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

NEW AND PENDING ACCOUNTING POLICIES

See note 7 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

There have been no material changes to our exposures to market risk since December 31, 2006. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At March 31, 2007, the Company had no debt outstanding under its variable rate short-term and $13.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007 was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of March 31, 2007. During the Company's first quarter ended March 31, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.2	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

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

Date: May 4, 2007	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.2	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

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