Form 10-Q
period 2007-06-30
SPARTAN MOTORS INC
filed 2007-08-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2007

Common stock, $.01 par value	32,646,105 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	June 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$1,583,932	$13,834,892
Accounts receivable, less allowance for
doubtful accounts of $751,000 in 2007
and $373,000 in 2006	76,905,764	62,620,127
Inventories	78,748,365	64,173,194
Deferred income tax assets	4,370,657	4,566,657
Taxes receivable	2,974,282	--
Deposits on engines	2,746,426	10,900,000
Other current assets	1,365,908	1,881,706
Total current assets	168,695,334	157,976,576

Property, plant, and equipment, net	42,446,055	29,659,133
Goodwill	2,457,028	2,457,028
Other assets	506,256	554,774
Total assets	$214,104,673	$190,647,511

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	June 30, 2007	December 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$40,468,357	$30,703,496
Accrued warranty	8,121,971	6,380,740
Accrued customer rebates	2,257,436	3,470,617
Accrued compensation and related taxes	5,831,069	7,712,421
Accrued vacation	1,766,592	1,483,389
Deposits from customers	5,380,001	7,465,422
Other current liabilities and accrued expenses	2,874,440	2,591,484
Taxes on income	--	1,565,629
Current portion of long-term debt	521,832	521,105
Total current liabilities	67,221,698	61,894,303

Other non-current liabilities	1,008,000	--
Long-term debt, less current portion	24,956,997	25,218,120
Deferred income tax liabilities	89,000	355,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 40,000,000 and 23,900,000 shares authorized in 2007 and 2006, respectively. Issued 32,529,780 and 31,667,009 (post stock splits, see Note 1) shares in 2007 and 2006, respectively	325,298	316,670
Additional paid in capital	60,180,858	54,233,016
Retained earnings	60,322,822	48,630,402
Total shareholders' equity	120,828,978	103,180,088
Total liabilities and shareholders' equity	$214,104,673	$190,647,511

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2007	2006

Sales	$152,582,845	$109,227,185
Cost of products sold	128,570,163	90,553,261
Gross profit	24,012,682	18,673,924

Operating expenses:
Research and development	3,696,192	2,965,743
Selling, general and administrative	9,669,552	7,673,134
Operating income	10,646,938	8,035,047

Other income (expense):
Interest expense	(436,011)	(30,120)
Interest and other income	192,315	210,795
Earnings before taxes on income	10,403,242	8,215,722

Taxes on income	3,887,740	3,222,925
Net earnings	$6,515,502	$4,992,797

Basic net earnings per share	$0.20	$0.17

Diluted net earnings per share	$0.20	$0.17

Basic weighted average common shares outstanding	32,073,000	28,865,000

Diluted weighted average common shares outstanding	32,947,000	29,599,000

Cash dividends per common share	0.05	0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2007	2006

Sales	$295,464,909	$212,893,116
Cost of products sold	246,760,668	177,451,550
Gross profit	48,704,241	35,441,566

Operating expenses:
Research and development	7,485,771	5,810,954
Selling, general and administrative	19,151,674	14,728,932
Operating income	22,066,796	14,901,680

Other income (expense):
Interest expense	(682,035)	(86,214)
Interest and other income	329,359	515,432
Earnings before taxes on income	21,714,120	15,330,898

Taxes on income	7,991,878	5,856,620
Net earnings	$13,722,242	$9,474,278

Basic net earnings per share	$0.43	$0.33

Diluted net earnings per share	$0.42	$0.32

Basic weighted average common shares outstanding	31,828,000	28,721,000

Diluted weighted average common shares outstanding	32,549,000	29,183,000

Cash dividends per common share	0.05	0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$13,722,242	$9,474,278
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	1,691,884	1,339,684
(Gain)/loss on sale of assets	2,407	(19,586)
Deferred income taxes	(70,000)	--
Tax benefit from stock incentive plan transactions	(3,056,283)	(771,000)
Stock based compensation related to restricted stock	352,721	151,806
Decrease (increase) in operating assets:
Accounts receivable	(14,285,637)	(17,974,476)
Inventories	(14,575,171)	(6,639,419)
Taxes receivable	(2,974,282)	1,297,195
Other assets	8,717,890	(4,108,379)
Increase (decrease) in operating liabilities:
Accounts payable	9,764,861	10,913,384
Accrued warranty	1,741,231	216,014
Accrued compensation and related taxes	(1,881,352)	347,709
Accrued vacation	283,203	212,056
Deposits from customers	(2,085,421)	(1,817,346)
Other current liabilities and accrued expenses	(930,225)	781,542
Taxes on income	2,167,654	--
Total adjustments	(15,136,520)	(16,070,816)
Net cash used in operating activities	(1,414,278)	(6,596,538)
Cash flows from investing activities:
Purchases of property, plant and equipment	(14,490,713)	(2,905,445)
Proceeds from sale of property, plant and equipment	9,500	358,472
Proceeds from sale of investments	--	1,989,190
Net cash used in investing activities	(14,481,213)	(557,783)
Cash flows from financing activities:
Proceeds from long-term debt	54,000,000	--
Payments on long-term debt	(54,260,396)	(26,267)
Proceeds from the exercise of stock options	2,547,466	4,984,794
Cash retained on taxes due to stock incentive plan transactions	3,056,283	771,000
Payment of dividends	(1,698,822)	(1,428,862)
Net cash provided by financing activities	3,644,531	4,300,665
Net decrease in cash and cash equivalents	(12,250,960)	(2,853,656)
Cash and cash equivalents at beginning of period	13,834,892	9,702,059
Cash and cash equivalents at end of period	$1,583,932	$6,848,403

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2006, as previously reported	31,667,009	$316,670	$54,233,016	$48,630,402	$103,180,088

Adjustment due to adoption of FIN 48	--	--	--	(331,000)	(331,000)

Balance at January 1, 2007	31,667,009	316,670	54,233,016	48,299,402	102,849,088

Issuance of common stock and the tax benefit of stock incentive plan transactions	674,303	6,743	5,597,006	--	5,603,749

Issuance of restricted stock	188,468	1,885	(1,885)	--	--

Stock based compensation expense related to restricted stock	--	--	352,721	--	352,721

Dividends paid	--	--	--	(1,698,822)	(1,698,822)

Net earnings	--	--	--	13,722,242	13,722,242
Balance at June 30, 2007	32,529,780	$325,298	$60,180,858	$60,322,822	$120,828,978

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2007 and the results of operations and cash flows for the three-and six-months period ended June 30, 2007 and 2006.

The results of operations for the three- and six-months periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

On November 2, 2006, the Company's Board of Directors declared a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. On May 23, 2007, the Company's Board of Directors declared another 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007. Earnings per share, all share data, common stock and additional paid in capital have been restated in all prior periods to reflect these stock splits.

Note 2 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2007	December 31, 2006

Finished goods	$9,691,890	$14,937,698
Work in process	22,807,985	14,407,108
Raw materials and purchased components	48,646,585	37,274,183
Obsolescence reserve	(2,398,095)	(2,445,795)
	$78,748,365	$64,173,194

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

Changes in the Company's warranty liability were as follows:

For the three months ended June 30:

	2007	2006

Balance of accrued warranty at April 1	$8,192,481	$4,780,878

Warranties accrued during the period	1,797,195	1,007,259

Cash settlements made during the period	(2,166,334)	(1,260,561)

Changes in liability for pre-existing warranties
during the period, including expirations	298,629	191,210
Balance of accrued warranty at June 30	$8,121,971	$4,718,786

For the six months ended June 30:

	2007	2006

Balance of accrued warranty at January 1	$6,380,740	$4,502,772

Warranties accrued during the period	3,167,518	1,904,856

Cash settlements made during the period	(3,735,771)	(2,119,926)

Changes in liability for pre-existing warranties
during the period, including expirations	2,309,484	431,084
Balance of accrued warranty at June 30	$8,121,971	$4,718,786

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company had repurchase agreements with certain third-party lending institutions that provided floor plan financing to customers. These agreements provided for the repurchase of products from the lending institution in the event of the customer's default. On December 31, 2006, the total contingent liability was approximately $200,000. There were no repurchase agreements in effect at June 30, 2007. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

Note 5 - ACCOUNTING FOR INCOME TAXES

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

Upon adoption of FIN 48 on January 1, 2007, the Company's liability related to uncertain tax positions amounted to $961,000. A portion of this liability, $331,000, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The remaining $630,000 was reclassified from current accrued taxes on income to other non-current liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. Total interest and penalties included in non-current liabilities at January 1, 2007 and June 30, 2007 amounted to $182,000 and $229,000, respectively, with the $47,000 increase being charged to taxes on income in the current six-month period. As of June 30, 2007, the Company has unrecognized tax benefits of $1,008,000, all of which if recognized would result in a reduction of the Company's effective tax rate.

On July 12, 2007, Michigan enacted a new business tax (Michigan Business Tax), which is a combined income tax and modified gross receipts tax. This tax replaces the Single Business Tax, which is similar to a value added tax and thus is not included in income tax expense by the Company. The new Michigan Business Tax, which is effective January 1, 2008 and applies to all business activity after December 31, 2007, is largely based on income and thus will be treated as an income tax by the Company. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred income tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates with the effect included in income for the period that includes the enactment date. The Company is currently evaluating the impact of this change on its deferred income tax accounts that will be included in the Company's financial statements during the quarter ending September 30, 2007.

Note 6 - SHAREHOLDERS' RIGHTS PLAN

On June 14, 2007, the Company's Board of Directors authorized the adoption of a Series B Preferred Stock Purchase Rights Plan (Rights Plan) replacing the previous plan that expired on July 7, 2007. Under the Rights Plan, a dividend distribution of one Series B Preferred Stock Purchase Right (Right) was made for each outstanding share of common stock, payable to shareholders of record on July 9, 2007. The Rights Plan is designed to protect shareholders against unsolicited attempts to acquire control of the Company in a manner that does not offer a fair price to all shareholders.

Each Right entitles shareholders to purchase one one-hundredth of a share of preferred stock from the Company at a price of $125 per share, subject to adjustment. The Rights will become exercisable ten business days after a person or group (Acquiring Person) acquires 20% or more of the Company's common stock or ten business days after an acquiring person announces a tender offer that would result in ownership of 20% or more of the Company's common stock or ten business days after the Company's Board of Directors determines, pursuant to certain criteria set forth in the Rights Agreement, that a person beneficially owning 15% or more of the outstanding shares of Common Stock is an "Adverse Person".

The Company's Series B Preferred Stock consists of 2,000,000 shares authorized, at no par value, none of which are issued. Shares of preferred stock are reserved at a level sufficient to permit the exercise in full of all the outstanding Rights. Each share of Preferred Stock purchasable upon exercise of the Rights will have a minimum preferential quarterly dividend rate of $12.50 per share but will be entitled to an aggregate dividend of 100 times the dividend declared on the shares of Common Stock. In the event of liquidation, the holders of Preferred Stock will receive a minimum preferred liquidation payment of $250 per share but will be entitled to receive an aggregate liquidation payment equal to 100 times the payment made per share of Common Stock. Each share of Preferred Stock will have 100 votes, voting together with the Common Stock. In the event of any merger, consolidation or other transaction in which shares of Common Stock are exchanged, each share of Preferred Stock will be entitled to receive 100 times the amount received per share of Common Stock. Under terms specified in the Rights Plan, the Company has the right to redeem the Rights at one cent per Right. The Rights will expire on July 6, 2017, unless previously redeemed or exercised.

Note 7 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended June 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$60,390	--	--	$60,390
Fire truck chassis sales	28,868	--	$(5,585)	23,283
EVTeam product sales	--	$20,770	--	20,770
Other sales	48,140	--	--	48,140
Total Sales	$137,398	$20,770	$(5,585)	$152,583
Interest expense (income)	$2	$370	$64	$436
Depreciation expense	407	299	160	866
Income tax expense (credit)	4,988	(525)	(575)	3,888
Segment earnings (loss)	8,078	(955)	(607)	6,516
Segment assets	137,184	53,326	23,594	214,104

Three Months Ended June 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$59,210	--	--	$59,210
Fire truck chassis sales	26,765	--	$(6,381)	20,384
EVTeam product sales	--	$19,762	--	19,762
Other sales	9,871	--	--	9,871
Total Net Sales	$95,846	$19,762	$(6,381)	$109,227
Interest expense (income)	--	197	(167)	30
Depreciation expense	257	333	107	697
Income tax expense (credit)	3,383	(396)	236	3,223
Segment earnings (loss)	6,438	(766)	(679)	4,993
Segment assets	86,536	50,367	10,897	147,800

Six Months Ended June 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$116,544	--	--	$116,544
Fire truck chassis sales	59,492	--	$(12,116)	47,376
EVTeam product sales	--	$42,170	--	42,170
Other sales	89,375	--	--	89,375
Total Sales	$265,411	$42,170	$(12,116)	$295,465
Interest expense (income)	$2	$678	$2	$682
Depreciation expense	792	608	292	1,692
Income tax expense (credit)	9,689	(884)	(813)	7,992
Segment earnings (loss)	16,438	(1,677)	(1,039)	13,722
Segment assets	137,184	53,326	23,594	214,104

Six Months Ended June 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$112,791	--	--	$112,791
Fire truck chassis sales	48,723	--	$(10,989)	37,734
EVTeam product sales	--	$39,460	--	39,460
Other sales	22,908	--	--	22,908
Total Net Sales	$184,422	$39,460	$(10,989)	$212,893
Interest expense (income)	1	355	(270)	86
Depreciation expense	486	638	216	1,340
Income tax expense (credit)	6,345	(825)	337	5,857
Segment earnings (loss)	12,010	(1,598)	(938)	9,474
Segment assets	86,536	50,367	10,897	147,800

Note 8 - NEW ACCOUNTING STANDARDS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements." This standard clarifies the definition of fair value for financial reporting, establishes a framework for measuring fair value and requires additional disclosures about the use of fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company has not yet determined the impact, if any, of adopting SFAS No. 157 on its consolidated financial statements.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase in additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 06-11 to have a material effect on its consolidated financial results of operations or its financial position.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

The Company was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

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

•

Opportunities in the areas of specialty vehicles, service parts and micro-niche markets.  The Company's current backlog for specialty vehicles will support production into the first half of 2008.   Additionally, the Company has received orders under the Mine Resistant Ambush Protected (MRAP) program and these units will be produced through the third and fourth quarters of 2007 and into 2008.  There is an opportunity for increased service parts sales as the number of military vehicles in the field grows. The Company is guardedly optimistic about the potential for additional military business.

•

Recent additions to manufacturing capacity for fire truck chassis cabs (107,000 square feet) and specialty vehicles (80,000 square feet) which expand our capability to fulfill current and future market needs.

•

Potential for increased sales from its EVTeam due to the recent introduction of the "Boomer", an innovative, low cost product that will provide an aerial waterway for fire departments looking for a cost effective solution. It also offers other features such as lifting and elevated lighting capabilities in addition to the necessary connections to operate vehicle extraction tools.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. Geo-political events affect the recreational vehicle market more directly than the emergency rescue market, and it is in emergency rescue where the Company expects solid growth in the future.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2007 compared to the three- and six-month periods ended June 30, 2006. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 16, 2007.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

Three months ended:

	June 30, 2007			June 30, 2006
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	83.4%	94.7%	84.3%	81.3%	95.4%	82.9%
Gross profit	16.6%	5.3%	15.7%	18.7%	4.6%	17.1%
Operating expenses:
Research and development	2.2%	2.9%	2.4%	2.5%	2.6%	2.7%
Selling, general, and administrative	5.0%	8.2%	6.3%	5.9%	7.3%	7.0%
Operating income	9.4%	-5.8%	7.0%	10.3%	-5.3%	7.4%
Other income (expense)	0.0%	-1.3%	-0.3%	-2.9%	-0.5%	0.1%
Earnings before taxes on income	9.4%	-7.1%	6.7%	7.4%	-5.9%	7.5%
Taxes on income	3.5%	-2.5%	2.4%	3.5%	-2.0%	2.9%
Net earnings	5.9%	-4.6%	4.3%	3.9%	-3.9%	4.6%

Six months ended:

	June 30, 2007			June 30, 2006
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	82.6%	94.2%	83.5%	81.6%	95.9%	83.4%
Gross profit	17.4%	5.8%	16.5%	18.4%	4.1%	16.6%
Operating expenses:
Research and development	2.4%	2.8%	2.5%	2.6%	2.7%	2.7%
Selling, general, and administrative	5.2%	7.9%	6.5%	5.9%	7.3%	6.9%
Operating income	9.8%	-4.9%	7.5%	9.9%	-5.9%	7.0%
Other income (expense)	0.0%	-1.2%	-0.1%	-2.9%	-0.3%	0.2%
Earnings before taxes on income	9.8%	-6.1%	7.4%	7.0%	-6.2%	7.2%
Taxes on income	3.6%	-2.1%	2.7%	3.4%	-2.1%	2.8%
Net earnings	6.2%	-4.0%	4.7%	3.6%	-4.1%	4.4%

Quarter Ended June 30, 2007, Compared to the Quarter Ended June 30, 2006

For the three months ended June 30, 2007, consolidated sales increased $43.4 million (39.7%) to $152.6 million, from $109.2 million in the second quarter of 2006. Chassis Group sales for this period increased by $41.6 million (43.4%) to $137.4 million, from $95.8 million in the second quarter of 2006. The increased sales reflect higher unit sales in all Spartan Chassis product lines. Compared to the same period in 2006, fire truck chassis sales increased $2.1 million (7.9%), other sales which include specialty chassis sales increased $38.3 million (387.7%) and motorhome chassis sales increased $1.2 million (2.0%). Fire truck orders were strong in 2006, resulting in higher production run rates in the later half of 2006 which have continued into 2007. The fourth quarter of 2006 also saw increased specialty orders which drove a strong first half in 2007.

EVTeam sales increased by $1.0 million (5.1%) to $20.8 million during the second quarter of 2007 compared with the prior year's second quarter. Road Rescue sales decreased while both Crimson Fire and Crimson Aerials sales increased.

Gross margin decreased from 17.1% for the quarter ended June 30, 2006 to 15.7% for the same period of 2007. This decrease is due primarily to a shift in product mix and margin pressures on specialty vehicle units due to increased competition. The average price of specialty vehicle units declined as expected due to changes in product mix as more and lower priced variations are being manufactured. This drop in average price continues to be more than offset by increased volume. Other factors contributing to the improved dollar gross profit are improved labor efficiencies and leveraged overhead due to higher volumes.

Operating expenses as a percentage of sales decreased from 9.7% in the second quarter of 2006 to 8.7% in the second quarter of 2007. Research and development expenses increased $0.7 million while selling and administrative expenses increased $2.0 million compared to the same period in 2006. R&D expenses increased to support higher sales volumes and also included higher compensation accruals for incentive plans reflecting the improved results year to date. The SG&A expense increase is also primarily due to higher incentive plan compensation accruals.

The effective income tax rate was 37.4% in the second quarter of 2007 and 39.2% in the second quarter of 2006. The 2006 rate reflected an increase in state taxes due. The effective tax rates for 2007 and 2006 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $6.5 million ($0.20 per diluted share) in the second quarter of 2007 from $5.0 million ($0.17 per diluted share) in the second quarter of 2006 as a result of the factors discussed above.

Total chassis orders received during the second quarter of 2007 increased 23.6% compared to the same period in 2006. This reflects increases in specialty chassis orders partially offset by a 77.3% decrease in fire truck chassis orders. Motorhome orders were down 8.4%.

At June 30, 2007, the Company had $290.4 million in backlog, compared with a backlog of $241.8 million at June 30, 2006. This reflects an increase in Chassis Group backlog of $54.0 million, or 31.1%, partially offset by a decrease in EVTeam backlog of $5.5 million, or 8.0%. The Company anticipates filling its current backlog orders by April 2008.

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

Six Months Ended June 30, 2007, Compared to the Six Months Ended June 30, 2006

For the six months ended June 30, 2007, consolidated sales increased $82.6 million (38.8%) to $295.5 million, from $212.9 million in the first quarter of 2006. Chassis Group sales for this period increased by $81.0 million (43.9%) to $265.4 million, from $184.4 million in the first six months of 2006. The increased sales reflect higher unit sales in all Spartan Chassis product lines. Compared to the same period in 2006, fire truck chassis sales increased $10.8 million (22.1%), other sales which include specialty chassis sales increased $66.5 million (290.1%) and motorhome chassis sales increased $3.8 million (3.3%). Fire truck orders were strong in 2006, resulting in higher production run rates in the later half of 2006 which have continued into 2007. The fourth quarter of 2006 also saw increased specialty orders which drove a strong first half in 2007.

EVTeam sales increased by $2.7 million (6.9%) to $42.2 million during the first six months of 2007 compared with the prior year's first six months. Road Rescue sales decreased by $0.8 million (8.7%); Crimson Fire's sales increased by $3.0 million (11.1%) and Crimson Aerials sales increased by $0.5 million (23.8%).

The gross margin for the first six months of 2007 was 16.5% compared to 16.6% for the same period of 2006. The slight decline was as expected due to a shift in product mix and margin pressures on specialty vehicle units due to increased competition. This drop in margin percentage continues to be more than offset by increased volume. The increased volume also contributed to the improved dollar gross profit generating improved labor efficiencies and better overhead utilization.

Operating expenses as a percentage of sales were 9.0% in the first six months of 2007 compared to 9.6% in the same period of 2006. Research and development expenses increased $1.7 million while selling and administrative expenses increased $4.4 million compared to the same period in 2006. R&D expenses increased to support higher sales volumes and also included higher compensation accruals for incentive plans reflecting the improved results year to date. The SG&A expense increase is also primarily due to higher incentive plan compensation accruals.

The effective income tax rate was 36.8% in the first six months of 2007 and 38.2% in the same period of 2006. The 2006 rate reflected an increase in state taxes due. The effective tax rates for 2007 and 2006 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $13.7 million ($0.42 per diluted share) in the first six months of 2007 from $9.5 million ($0.32 per diluted share) in the same period of 2006.

Total chassis orders received during the first six months of 2007 increased 47.2% compared to the same period in 2006. This reflects increases in specialty chassis orders partially offset by a 59.6% decrease in fire truck chassis orders which had increased substantially in the first half of 2006. Motorhome orders were down 1.8%.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an ROIC of 22.5% in the first six months of 2007, compared to the ROIC of 22.2% for the same period in 2006. (The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.)

For the six months ended June 30, 2007, cash used in operating activities was $1.4 million, which was a $5.2 million decrease from the $6.6 million of cash used in operating activities for the six months ended June 30, 2006. Accounts receivable and inventories increased as a result of increased business levels. These uses of cash were partially offset by decreased engine deposits and increased payables. Additions to manufacturing facilities resulted in increased investments in property, plant and equipment totaling $14.5 million. Financing activities generated $3.6 million in cash as net repayments on long term debt of $0.3 million were more than offset by proceeds generated through the exercise of stock options and cash retained on taxes due to stock incentive plan transactions. The foregoing activities resulted in a net decrease of $12.3 million in cash leaving the Company with $1.6 million in cash as of June 30, 2007.

The Company's working capital increased $5.4 million from $96.1 million at December 31, 2006 to $101.5 million at June 30, 2007.

Shareholders' equity increased $17.6 million in the six months ended June 30, 2007 to $120.8 million from $103.2 million at December 31, 2006. Shareholders' equity increases of $13.7 million in net income and $5.9 million from the exercise of stock options and stock incentive compensation were partially offset by $1.7 million paid out in dividends. Shareholder's equity decreased by another $0.3 million due to an adjustment related to the Company's adoption of FIN 48 "Accounting for Uncertain Income Tax Positions", as of January 1, 2007.

On April 25, 2006, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 500,000 shares of its common stock in open market transactions. That authorization expired on April 24, 2007 with no shares being repurchased. On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 24, 2008.

At its March 12, 2007 meeting, the Board of Directors approved a $10.0 million increase in the Company's primary line of credit (revolving note payable) with JP Morgan Chase Bank, increasing the total line available to $35 million. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. The Company had borrowings of $17.5 million under this line at June 30, 2007.

The Company also has an unsecured fixed rate long term note which bears interest at 4.99%. At June 30, 2007 the total outstanding amount on this note was $6.2 million.

The Company also has a secured line of credit for $0.2 million, which expired on July 5, 2007. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at June 30, 2007. The line of credit is being renewed and as of June 30, 2007, the Company was in compliance with all debt covenants.

The Company also has secured mortgage notes of which $1.2 million and $0.1 million are outstanding as of June 30, 2007. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

At meetings on February 13, 2007 and March 12, 2007, the Board of Directors approved capital expenditure requests totaling $9.1 million to acquire and improve additional specialty vehicle manufacturing capacity and acquire a facility to house research and development activities. Both facilities are located in Charlotte, Michigan, close to existing Spartan facilities. At its April 26, 2007 meeting, the Board approved an additional $1.6 million in improvements to the recently acquired specialty chassis facilities. The Company will be financing these expenditures from working capital.

On April 26 2007, the Board of Directors approved 2007 regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 15, 2007 and $0.05 per share on December 14, to shareholders of record on May 15, 2007 and November 14, 2007 respectively.

At June 30, 2007, the Company had outstanding commitments to purchase engines from its suppliers of which $2.7 million has been paid by the Company and recorded in current assets as Deposits on engines.  This commitment was made to ensure an adequate supply of 2006 emission standard engines during the transition to engines meeting the new 2007 emission requirements.

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from borrowings under its existing lines of credit or expansions of those lines, if required, to satisfy ongoing cash requirements for the next 12 months.

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

Equity Compensation - SFAS 123(R), "Share-Based Payment", addresses the accounting for share-based employee compensation and was adopted by the Company on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123(R) and further information on the Company's equity compensation plans, including inputs used to determine fair value of options is disclosed in the 2006 Form 10-K. SFAS 123(R) requires that share options awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different option values, which in turn would result in higher or lower compensation expense recognized. We have not run the model with alternative inputs to quantify their effects on the fair value of the options.

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

NEW AND PENDING ACCOUNTING POLICIES

See note 8 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

There have been no material changes to our exposures to market risk since December 31, 2006. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At June 30, 2007, the Company had no debt outstanding under its variable rate short-term and $17.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007 was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer. Based on the evaluation required by Rule 13a-15(b), the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were adequate and effective as of June 30, 2007. During the Company's second quarter ended June 30, 2007, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 23, 2007. The purpose of the meeting was to elect directors, to vote on a proposed amendment to the articles of incorporation to increase the Company's authorized shares of Common Stock, to vote on the Spartan Motors, Inc. Stock Incentive Plan of 2007, to ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the current fiscal year, and to transact any other business that properly came before the meeting.

The name of each director elected to a term expiring in 2010 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld / Against

George Tesseris	18,050,797	1,049,860
David R. Wilson	18,050,624	1,050,033

The following persons continue to serve as directors: John E. Sztykiel, Charles E. Nihart, Kenneth Kaczmarek, Richard J. Schalter, Hugh W. Sloan, and William F. Foster.

The following proposals were acted on:

Proposal	For	Against	Abstain	Broker Non-Vote

To amend the Articles of Incorporation to increase the number of authorized shares of Common Stock	18,148,199	930,047	39,602	9,855

To approve the Spartan Motors, Inc. Stock Incentive Plan of 2007	8,038,750	8,005,211	53,717	3,030,026

To ratify the Audit Committee's appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the current fiscal year	19,005,469	82,141	30,243	9,850

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.2	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended September 30, 2005, and incorporated herein by reference.*

10.4	Spartan Motors, Inc. Stock Incentive Plan of 2007. Previously filed as Appendix A to Spartan's 2007 Proxy Statement filed on April 23, 2007.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 9, 2007	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2003, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.2	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2006, and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2005. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended September 30, 2005, and incorporated herein by reference.*

10.4	Spartan Motors, Inc. Stock Incentive Plan of 2007. Previously filed as Appendix A to Spartan's 2007 Proxy Statement filed on April 23, 2007.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.