Form 10-Q
period 2007-09-30
SPARTAN MOTORS INC
filed 2007-11-06
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer	Accelerated Filer	X	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 1, 2007

Common stock, $.01 par value	32,620,412 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	September 30, 2007	December 31, 2006
ASSETS

Current assets:
Cash and cash equivalents	$3,549,811	$13,834,892
Accounts receivable, less allowance for
doubtful accounts of $976,000 in 2007
and $373,000 in 2006	84,414,868	62,620,127
Inventories	90,940,158	64,173,194
Deferred income tax assets	4,370,657	4,566,657
Taxes receivable	5,917,829	--
Deposits on engines	2,116,964	10,900,000
Other current assets	454,835	1,881,706
Total current assets	191,765,122	157,976,576

Property, plant, and equipment, net	51,479,199	29,659,133
Goodwill	2,457,028	2,457,028
Other assets	523,499	554,774
Total assets	$246,224,848	$190,647,511

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	September 30, 2007	December 31, 2006

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$49,156,041	$30,703,496
Accrued warranty	8,925,367	6,380,740
Accrued customer rebates	2,367,092	3,470,617
Accrued compensation and related taxes	6,728,727	7,712,421
Accrued vacation	1,680,526	1,483,389
Deposits from customers	6,383,390	7,465,422
Other current liabilities and accrued expenses	880,501	2,591,484
Taxes on income	--	1,565,629
Current portion of long-term debt	522,250	521,105
Total current liabilities	76,643,894	61,894,303

Other non-current liabilities	1,078,000	--
Long-term debt, less current portion	44,865,212	25,218,120
Deferred income tax liabilities	89,000	355,000

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $.01 par value: 40,000,000 and 23,900,000 shares authorized in 2007 and 2006, respectively. Issued 32,636,509 and 31,667,009 (post stock splits, see Note 1) shares in 2007 and 2006, respectively	326,365	316,670
Additional paid in capital	60,348,357	54,233,016
Retained earnings	62,874,020	48,630,402
Total shareholders' equity	123,548,742	103,180,088
Total liabilities and shareholders' equity	$246,224,848	$190,647,511

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2007	2006

Sales	$148,890,919	$108,876,342
Cost of products sold	131,316,292	91,709,696
Gross profit	17,574,627	17,166,646

Operating expenses:
Research and development	3,839,857	3,091,788
Selling, general and administrative	9,689,546	7,851,664
Operating income	4,045,224	6,223,194

Other income (expense):
Interest expense	(235,491)	(64,657)
Interest and other income	190,528	204,631
Earnings before taxes on income	4,000,261	6,363,168

Taxes on income	1,429,793	2,289,291
Net earnings	$2,570,468	$4,073,877

Basic net earnings per share	$0.08	$0.14

Diluted net earnings per share	$0.08	$0.13

Basic weighted average common shares outstanding	32,200,000	29,993,000

Diluted weighted average common shares outstanding	32,862,000	30,551,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2007	2006

Sales	$444,355,828	$321,769,458
Cost of products sold	378,076,960	269,161,246
Gross profit	66,278,868	52,608,212

Operating expenses:
Research and development	11,325,628	8,902,742
Selling, general and administrative	28,841,220	22,580,596
Operating income	26,112,020	21,124,874

Other income (expense):
Interest expense	(917,526)	(150,871)
Interest and other income	519,887	720,063
Earnings before taxes on income	25,714,381	21,694,066

Taxes on income	9,421,671	8,145,911
Net earnings	$16,292,710	$13,548,155

Basic net earnings per share	$0.51	$0.46

Diluted net earnings per share	$0.50	$0.46

Basic weighted average common shares outstanding	31,927,000	29,189,000

Diluted weighted average common shares outstanding	32,582,000	29,639,000

Cash dividends per common share	0.05	0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net earnings	$16,292,710	$13,548,155
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	2,782,569	2,071,795
Loss on sale of assets	2,407	25,348
Deferred income taxes	(70,000)	--
Tax benefit from stock incentive plan transactions	(3,392,212)	(1,916,000)
Stock based compensation related to restricted stock	821,097	359,204
Decrease (increase) in operating assets:
Accounts receivable	(21,794,741)	(22,660,182)
Inventories	(26,766,964)	(11,172,141)
Taxes receivable	(5,917,829)	2,669,457
Other assets	10,241,182	(9,208,110)
Increase (decrease) in operating liabilities:
Accounts payable	18,452,545	13,589,014
Accrued warranty	2,544,627	1,416,028
Accrued compensation and related taxes	(983,694)	1,223,972
Accrued vacation	197,137	164,036
Deposits from customers	(1,082,032)	(4,490,289)
Other current liabilities and accrued expenses	(2,814,508)	737,745
Taxes on income	2,573,583	--
Total adjustments	(25,206,833)	(27,190,123)
Net cash used in operating activities	(8,914,123)	(13,641,968)
Cash flows from investing activities:
Purchases of property, plant and equipment	(24,614,542)	(7,929,837)
Proceeds from sale of property, plant and equipment	9,500	358,472
Proceeds from sale of investments	--	1,989,190
Net cash used in investing activities	(24,605,042)	(5,582,175)
Cash flows from financing activities:
Proceeds from long-term debt	99,800,000	4,500,000
Payments on long-term debt	(80,151,763)	(39,451)
Proceeds from the exercise of stock options	2,742,395	10,137,657
Cash retained on taxes due to stock incentive plan transactions	3,392,212	1,916,000
Purchase and retirement of stock	(830,668)	--
Payment of dividends	(1,718,092)	(1,428,862)
Net cash provided by financing activities	23,234,084	15,085,344
Net decrease in cash and cash equivalents	(10,285,081)	(4,138,799)
Cash and cash equivalents at beginning of period	13,834,892	9,702,059
Cash and cash equivalents at end of period	$3,549,811	$5,563,260

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2006, as previously reported	21,111,339	$211,113	$54,338,573	$48,630,402	$103,180,088

Adjustment due to 2007 stock split	10,555,670	105,557	(105,557)	--	--

Balance at December 31, 2006, as adjusted	31,667,009	316,670	54,233,016	48,630,402	103,180,088

Adjustment due to adoption of FIN 48	--	--	--	(331,000)	(331,000)

Issuance of common stock and the tax benefit of stock incentive plan transactions	715,300	7,153	6,127,454	--	6,134,607

Issuance of restricted stock	304,200	3,042	(3,042)	--	--

Stock based compensation expense related to restricted stock	--	--	821,097	--	821,097

Repurchase and retirement of stock	(50,000)	(500)	(830,168)	--	(830,668)

Dividends paid	--	--	--	(1,718,092)	(1,718,092)

Net earnings	--	--	--	16,292,710	16,292,710
Balance at September 30, 2007	32,636,509	$326,365	$60,348,357	$62,874,020	$123,548,742

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2007 and the results of operations and cash flows for the three-and nine-months period ended September 30, 2007 and 2006.

The results of operations for the three- and nine-months periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

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

Note 2 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2007	December 31, 2006

Finished goods	$8,968,544	$14,937,698
Work in process	25,668,002	14,407,108
Raw materials and purchased components	58,279,900	37,274,183
Obsolescence reserve	(1,976,288)	(2,445,795)
	$90,940,158	$64,173,194

Note 3 - WARRANTIES

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Some components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed onto the end customer of the Company's products.

The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts, labor and sometimes travel for field retrofit campaigns. The Company's estimates for motorhomes and emergency vehicles are based on historical experience, the number of units involved and the extent of features and components included in product models. The estimates for military vehicles are based upon experience with commercial vehicles.

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

Changes in the Company's warranty liability were as follows:

For the three months ended September 30:

	2007	2006

Balance of accrued warranty at July 1	$8,121,971	$4,718,786

Warranties accrued during the period	1,830,940	976,543

Cash settlements made during the period	(2,303,028)	(1,348,472)

Changes in liability for pre-existing warranties
during the period, including expirations	1,275,484	1,571,943
Balance of accrued warranty at September 30	$8,925,367	$5,918,800

For the nine months ended September 30:

	2007	2006

Balance of accrued warranty at January 1	$6,380,740	$4,502,772

Warranties accrued during the period	4,998,458	2,881,399

Cash settlements made during the period	(6,038,799)	(3,468,398)

Changes in liability for pre-existing warranties
during the period, including expirations	3,584,968	2,003,027
Balance of accrued warranty at September 30	$8,925,367	$5,918,800

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

The Company had repurchase agreements with certain third-party lending institutions that provided floor plan financing to customers. These agreements provided for the repurchase of products from the lending institution in the event of the customer's default. On December 31, 2006 and September 30, 2007, there were no significant repurchase agreements in effect. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results.

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

Upon adoption of FIN 48 on January 1, 2007, the Company's liability related to uncertain tax positions amounted to $961,000. A portion of this liability, $331,000, was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The remaining $630,000 was reclassified from current accrued taxes on income to other non-current liabilities. The Company recognizes interest and penalties accrued related to unrecognized tax benefits in tax expense. Total interest and penalties included in non-current liabilities at January 1, 2007 and September 30, 2007 amounted to $182,000 and $324,000, respectively, with the $142,000 increase being charged to taxes on income in the current nine-month period. Tax years subject to examination by the IRS include all years after 2003. As of September 30, 2007, the Company has unrecognized tax benefits of $1,078,000, all of which if recognized would result in a reduction of the Company's effective tax rate.

On July 12, 2007, Michigan enacted a new business tax (Michigan Business Tax), which is a combined income tax and modified gross receipts tax. This tax replaces the Single Business Tax, which is similar to a value added tax and thus is not included in income tax expense by the Company. The new Michigan Business Tax, which is effective January 1, 2008 and applies to all business activity after December 31, 2007, is largely based on income and thus will be treated as an income tax by the Company. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," deferred income tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates with the effect included in income for the period that includes the enactment date. The Company has evaluated the impact of this change on its deferred income tax accounts and determined the impact to be immaterial.

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

Note 7 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended September 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$48,536	--	--	$48,536
Fire truck chassis sales	27,845	--	$(9,748)	18,097
EVTeam product sales	--	$19,693	--	19,693
Other sales	62,565	--	--	62,565
Total Sales	$138,946	$19,693	$(9,748)	$148,891
Interest expense (income)	$(2)	$470	$(233)	$235
Depreciation expense	475	283	333	1,091
Income tax expense (credit)	3,100	(900)	(770)	1,430
Segment earnings (loss)	5,386	(1,613)	(1,203)	2,570
Segment assets	153,354	56,478	36,393	246,225

Three Months Ended September 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$43,800	--	--	$43,800
Fire truck chassis sales	31,106	--	$(6,049)	25,057
EVTeam product sales	--	$21,414	--	21,414
Other sales	18,605	--	--	18,605
Total Net Sales	$93,511	$21,414	$(6,049)	$108,876
Interest expense (income)	--	279	(214)	65
Depreciation expense	306	323	103	732
Income tax expense (credit)	2,753	(383)	(81)	2,289
Segment earnings (loss)	5,215	(743)	(398)	4,074
Segment assets	88,098	52,849	23,906	164,853

Nine Months Ended September 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$165,080	--	--	$165,080
Fire truck chassis sales	87,337	--	$(21,864)	65,473
EVTeam product sales	--	$61,863	--	61,863
Other sales	151,940	--	--	151,940
Total Sales	$404,357	$61,863	$(21,864)	$444,356
Interest expense (income)	$--	$1,149	$(231)	$918
Depreciation expense	1,267	893	623	2,783
Income tax expense (credit)	12,790	(1,784)	(1,584)	9,422
Segment earnings (loss)	21,824	(3,290)	(2,241)	16,293
Segment assets	153,354	56,478	36,393	246,225

Nine Months Ended September 30, 2006
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$156,591	--	--	$156,591
Fire truck chassis sales	79,829	--	$(17,038)	62,791
EVTeam product sales	--	$60,874	--	60,874
Other sales	41,513	--	--	41,513
Total Net Sales	$277,933	$60,874	$(17,038)	$321,769
Interest expense (income)	1	635	(485)	151
Depreciation expense	792	961	319	2,072
Income tax expense (credit)	9,098	(1,207)	255	8,146
Segment earnings (loss)	17,225	(2,341)	(1,336)	13,548
Segment assets	88,098	52,849	23,906	164,853

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

•

Opportunities in the areas of specialty vehicles, service parts and micro-niche markets.  The Company has received subcontract orders under the Mine Resistant Ambush Protected (MRAP) program and these units will be produced through the fourth quarter of 2007 and into 2008.  There is an opportunity for increased service parts sales as the number of military vehicles in the field grows. The Company is guardedly optimistic about the potential for additional military business.

•	Recent additions to manufacturing capacity for fire truck chassis cabs, specialty vehicles, and motorhomes chassis, expanded our capability to fulfill current and future market needs.

•

Potential for increased sales from our EVTeam due to the recent introduction of the "Boomer", an innovative, low cost product that will provide an aerial waterway for fire departments looking for a cost effective solution. It also offers other features such as lifting and elevated lighting capabilities in addition to the necessary connections to operate vehicle extraction tools.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. Geo-political events affect the recreational vehicle market more directly than the emergency rescue market.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2007 compared to the three- and nine-month periods ended September 30, 2006. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 16, 2007.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

Three months ended:

	September 30, 2007			September 30, 2006
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	87.2%	99.7%	88.2%	82.7%	95.2%	84.2%
Gross profit	12.8%	.3%	11.8%	17.3%	4.8%	15.8%
Operating expenses:
Research and development	2.3%	3.1%	2.6%	2.7%	2.7%	2.8%
Selling, general, and administrative	4.4%	8.0%	6.5%	6.1%	6.3%	7.3%
Operating income	6.1%	-10.8%	2.7%	8.4%	-4.2%	5.7%
Other income (expense)	0.0%	-2.0%	0.0%	0.1%	-1.1%	0.1%
Earnings before taxes on income	6.1%	-12.8%	2.7%	8.5%	-5.3%	5.8%
Taxes on income	2.2%	-4.6%	1.0%	2.9%	-1.8%	2.1%
Net earnings	3.9%	-8.2%	1.7%	5.6%	-3.5%	3.7%

Nine months ended:

	September 30, 2007			September 30, 2006
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	84.2%	96.0%	85.1%	82.0%	95.7%	83.7%
Gross profit	15.8%	4.0%	14.9%	18.0%	4.3%	16.3%
Operating expenses:
Research and development	2.4%	2.9%	2.5%	2.6%	2.7%	2.8%
Selling, general, and administrative	4.9%	7.9%	6.5%	6.0%	7.0%	7.0%
Operating income	8.5%	-6.8%	5.9%	9.4%	-5.4%	6.5%
Other income (expense)	0.1%	-1.4%	-0.1%	1.1%	-0.4%	0.2%
Earnings before taxes on income	8.6%	-8.2%	5.8%	10.5%	-5.8%	6.7%
Taxes on income	3.2%	-2.9%	2.1%	3.3%	-2.0%	2.5%
Net earnings	5.4%	-5.3%	3.7%	7.2%	-3.8%	4.2%

Quarter Ended September 30, 2007, Compared to the Quarter Ended September 30, 2006

For the three months ended September 30, 2007, consolidated sales increased $40.0 million (36.8%) to $148.9 million, from $108.9 million in the third quarter of 2006. Chassis Group sales for this period increased by $45.4 million (48.6%) to $138.9 million, from $93.5 million in the third quarter of 2006. The increased sales reflect higher unit sales in all Spartan Chassis product lines except for fire trucks. Compared to the same period in 2006, fire truck chassis sales decreased $3.3 million (10.5%), while other sales which include specialty chassis sales increased $44.0 million (236.3%) and motorhome chassis sales increased $4.7 million (10.8%). Fire truck orders were strong in 2006 due to expected engine-emissions change. Declines in 2007 are the result of customers pre-buying in 2006 ahead of the 2007 emission changes and the general softness in the current market. The third quarter of 2007 had a marked increase in specialty orders which drove sales for this segment. Specialty chassis sales increased over the same period of the prior year due to increased sales from the Mine Resistant Ambush Protected ("MRAP") program.

EVTeam sales decreased by $1.7 million (8.0%) to $19.7 million during the third quarter of 2007 compared with the prior year's third quarter. Crimson Fire's sales decreased while both Crimson Aerials and Road Rescue sales increased.

Gross margin decreased from 15.8% for the quarter ended September 30, 2006 to 11.8% for the same period of 2007. This decrease is due primarily to the continued shift in product mix and increased margin pressures on specialty vehicle units driven by increased competition. The average price of specialty vehicle units declined as expected due to changes in product mix as lower priced variations are being manufactured. Additional factors contributing to lower margins included production inefficiencies, scheduling changes related to component deliveries, challenges related to ramping up production levels and lower margins at the EVTeam.

Operating expenses as a percentage of sales decreased from 10.1% in the third quarter of 2006 to 9.1% in the third quarter of 2007. Research and development expenses increased $0.7 million while selling and administrative expenses increased $1.8 million compared to the same period in 2006. R&D and SG&A expenses increased as employment levels increased in these areas to support the growth of business.

The effective income tax rate was 35.7% in the third quarter of 2007 and 36.0% in the third quarter of 2006. The effective tax rates for 2007 and 2006 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased to $2.6 million ($0.08 per diluted share) in the third quarter of 2007 from $4.1 million ($0.13 per diluted share) in the third quarter of 2006 as a result of the negative gross margin factors detailed above.

Total chassis orders received during the third quarter of 2007 increased 141.7% compared to the same period in 2006. This reflects increases in all segments but particularly in specialty chassis orders which increased 375.3% over the prior year primarily due to the orders for the MRAP program.

At September 30, 2007, the Company had $383.1 million in backlog, compared with a backlog of $230.9 million at September 30, 2006. This reflects an increase in Chassis Group backlog of $156.4 million, or 94.6%, partially offset by a decrease in EVTeam backlog of $4.2 million, or 6.4%. The Company anticipates filling its current backlog orders by July 2008.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, this has not been a major factor in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Nine Months Ended September 30, 2007, Compared to the Nine Months Ended September 30, 2006

For the nine months ended September 30, 2007, consolidated sales increased $122.6 million (38.1%) to $444.4 million, from $321.8 million for the nine months ended September 30, 2006. Chassis Group sales for this period increased by $126.4 million (45.5%) to $404.3 million, from $277.9 million. The increased sales reflect higher unit sales in all Spartan Chassis product lines. Compared to the same period in 2006, fire truck chassis sales increased $7.5 million (9.4%), other sales which include specialty chassis sales increased $110.4 million (266.0%) and motorhome chassis sales increased $8.5 million (5.4%). Fire truck orders were strong in 2006 resulting in higher production run rates in 2007. Specialty chassis orders have been strong due to the MRAP program.

EVTeam sales increased by $1.0 million (1.6%) to $61.9 million during the first nine months of 2007 compared with the prior year's first nine months. Road Rescue sales increased by $0.4 million (2.5%); Crimson Fire's sales decreased by $0.1 million (0.3%) and Crimson Aerials sales increased by $0.7 million (20.2%).

The gross margin for the first nine months of 2007 was 14.9% compared to 16.3% for the same period of 2006. The decline was partially expected due to a shift in product mix to more specialty vehicle sales and margin pressures on specialty vehicle units due to increased competition. Scheduling changes and parts shortages compounded the production inefficiencies due to ramp up in capacity of specialty vehicles in the third quarter. The increased volume contributes to the improved dollar gross profit, generating better overhead utilization.

Operating expenses as a percentage of sales were 9.0% in the first nine months of 2007 compared to 9.8% in the same period of 2006. Research and development expenses increased $2.4 million while selling and administrative expenses increased $6.3 million compared to the same period in 2006. R&D and SG&A expenses both increased due to the increased number of employees over the same period of the prior year to support higher sales volumes.

The effective income tax rate was 36.6% in the first nine months of 2007 and 37.5% in the same period of 2006. The effective tax rates for 2007 and 2006 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased to $16.3 million ($0.50 per diluted share) in the first nine months of 2007 from $13.5 million ($0.46 per diluted share) in the same period of 2006.

Total chassis orders received during the first nine months of 2007 increased 54.1% compared to the same period in 2006. This reflects an increase of 392.5% in specialty chassis orders partially offset by a 40.7% decrease in fire truck chassis orders which had increased substantially in the first nine months of 2006. Motorhome orders were up 1.0%.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2007, the Company generated an estimated annualized ROIC of 18.0%, compared to the estimated annualized ROIC of 16.8% for the same period in 2006. (The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.)

For the nine months ended September 30, 2007, cash used in operating activities was $8.9 million, which was a $4.7 million decrease from the $13.6 million of cash used in operating activities for the nine months ended September 30, 2006. Accounts receivable and inventories increased primarily as a result of increased business levels at Spartan Chassis. Deposits from customers and other current liabilities decreased, driving additional need for cash. These uses of cash were partially offset by decreased other assets and increased payables. Additions to manufacturing facilities resulted in increased investments in property, plant and equipment totaling $24.6 million. Financing activities generated $23.2 million in cash. Dividend payments and use of cash to repurchase stock were more than offset by net proceeds on long term debt, the exercise of stock options and the cash retained on taxes due to stock incentive plan transactions. The foregoing activities resulted in a net decrease of $10.3 million in cash leaving the Company with $3.6 million in cash as of September 30, 2007.

The Company's working capital increased $19.0 million from $96.1 million at December 31, 2006 to $115.1 million at September 30, 2007.

Shareholders' equity increased $20.4 million in the nine months ended September 30, 2007 to $123.6 million from $103.2 million at December 31, 2006. Shareholders' equity increases included $16.3 million in net income and $6.9 million from the exercise of stock options and stock appreciation rights. These were partially offset by $1.7 million paid out in dividends and $0.8 million used to repurchase and retire stock. Shareholder's equity was further offset by $0.3 million due to an adjustment related to the Company's adoption of FIN 48 "Accounting for Uncertain Income Tax Positions", as of January 1, 2007.

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 24, 2008. During the quarter, 50,000 shares were repurchased in open market transactions.

In its August 6, 2007 and October 23, 2007 meetings, the Board of Directors approved an additional $30 million increase in the Company's primary line of credit (revolving note payable) with JP Morgan Chase Bank, increasing the total unsecured line available to $65 million. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. Working capital and capital expenditures created the need for the additional borrowings. The Company had borrowings of $37.5 million under this line at September 30, 2007.

The Company has an unsecured fixed rate long term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October of 2011. At September 30, 2007 the total outstanding amount on this note was $6.6 million.

The Company has a secured line of credit for $0.2 million. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at September 30, 2007. As of September 30, 2007, the Company was in compliance with all debt covenants.

The Company has secured mortgage notes of which $1.2 million and $0.1 million are outstanding as of September 30, 2007. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

At meetings on February 13, 2007 and March 12, 2007, the Board of Directors approved capital expenditure requests totaling $9.1 million to acquire and improve additional specialty vehicle manufacturing capacity and acquire a facility to house research and development activities. Both facilities are located in Charlotte, Michigan, close to existing Spartan facilities. At its April 26, 2007 meeting, the Board approved an additional $1.6 million in improvements to the recently acquired specialty chassis facilities. The Company will be financing these expenditures from working capital. At its July 24, 2007 meeting, the Board of Directors approved capital expenditures of $4.5 million to acquire and improve additional manufacturing and warehousing capacity for specialty vehicles and motorhomes. At this same meeting, the Board of Directors approved an additional $1.4 million for expenditures related to the increased production space needed for motorhome and fire truck product development. At a special meeting of the Board of Directors held on August 6, 2007, a $1.0 million expenditure request was approved by the Board of Directors for the dismantling of an existing plant and for site development for a new office building to meet existing and anticipated staffing requirements.

On April 26, 2007, the Board of Directors approved 2007 regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 15, 2007 and $0.05 per share on December 14, 2007 to shareholders of record on May 15, 2007 and November 14, 2007 respectively. On October 23, 2007, the Board of Directors approved special dividends of $0.03 per share payable on December 14, 2007 to shareholders of record on November 14, 2007.

At September 30, 2007, the Company had $2.4 million in outstanding commitments to purchase engines from its suppliers of which $2.1 million has been paid by the Company and recorded in current assets as Deposits on engines. The remaining balance will be paid by December 31, 2007. This commitment was made to ensure an adequate supply of 2006 engines to meet customer requirements.

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

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. For military vehicles with limited historical data, estimates were based upon historical experience of commercial vehicles. See also Note 3 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

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

There have been no material changes to our exposures to market risk since December 31, 2006. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At September 30, 2007, the Company had no debt outstanding under its variable rate short-term and $37.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as currently defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) was performed as of September 30, 2007 (the "Evaluation Date"). This evaluation was performed under the supervision and with the participation of the Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"). As of the Evaluation Date, The Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of the Evaluation Date to ensure that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including our principal executive and principal financial officers, as appropriate to allow for timely decisions regarding required disclosure. During the last fiscal quarter there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On July 24, 2007, the Board of Directors authorized management to purchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of Spartan Motors, Inc. common stock in open market transactions. That authorization will expire on July 24, 2008. In September 2007, 50,000 shares were repurchased in open market transactions under the authority duly granted.

Spartan Motors, Inc. Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet be Purchased Under Plans or Programs
July 1 - July 31, 2007				1,000,000
Aug. 1 - Aug. 31, 2007				1,000,000
Sept. 1 - Sept. 30, 2007	50,000	$16.578	50,000	950,000
	50,000	$16.578	50,000

Item 6.	Exhibits.

          (a)   Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2003, and incorporated herein by reference.

4.1

Rights Agreement dated July 7, 2007 between Spartan Motors, Inc. and American Stock Transfer and Trust Co., which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of the Rights Certificate as Exhibit B, and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C, previously filed as Exhibit 1 to the Company's Form 8-A filed July 10, 2007. Here incorporated by reference.*

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

Date: November 6, 2007	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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

4.1

Rights Agreement dated July 7, 2007 between Spartan Motors, Inc. and American Stock Transfer and Trust Co., which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of the Rights Certificate as Exhibit B, and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C, previously filed as Exhibit 1 to the Company's Form 8-A filed July 10, 2007. Here incorporated by reference.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.