Form 10-K
period 2007-12-31
SPARTAN MOTORS INC
filed 2008-03-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter: $494,743,019.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 29, 2008: 32,411,919 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's May 21, 2008 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, are incorporated by reference in Part III.

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

The Company is known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue").

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company's chassis or integrating the drive train with the armored body. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remain strong for custom-built chassis and vehicles in each market.

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

Spartan Chassis

Sales by Spartan Chassis represented 90.3%, 87.9% and 85.8% of the Company's consolidated sales for the years ended December 31, 2007, 2006 and 2005, respectively. Approximately 98% of the components used by Spartan Chassis to manufacture its products are commercially available products purchased from outside suppliers. This strategy allows Spartan Chassis, and its OEM customers and endusers, to service finished products with ease, control production costs and expedite the development of new products. Spartan Chassis manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. Spartan Chassis markets its products throughout the U.S. and Canada.

Spartan Chassis has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. Spartan Chassis engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as military vehicles, trolleys, utility trucks and crash-rescue vehicles. As a specialized chassis producer, Spartan Chassis believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows Spartan Chassis to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. Spartan Chassis employed approximately 1,454 associates in Charlotte, Michigan as of February 29, 2008, of which approximately 1,417 were full-time. Of the full-time associates, 498 were contracted employees.

Fire Truck Chassis

Spartan Chassis custom manufactures fire truck chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized. Spartan Chassis has three fire truck models within this product line: (1) the "Gladiator" chassis; (2) the "Metro Star" chassis; and (3) the "Furion" chassis.

Spartan Chassis strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. Spartan Chassis monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products.

Over the past few years, there have been several examples of such innovations. Spartan Chassis helps to introduce to the fire truck market vehicle systems and components that incrementally improve the level of safety for all vehicle occupants. Spartan Chassis was the first to introduce Roll Stability Control, which helps maintain vehicle stability and aids in reducing vehicle rollovers. Other safety systems include side roll protection, a side air bag and seat pretension system; the seatbelt sensor system that indicates unbuckled seatbelts, and the all-belts-to-seat system with shock-absorbent seats and prominent red-colored seatbelts. The newest safety vehicle application, the 4x4 feature, enables a lower center of gravity, improving vehicle control, balance and maneuverability. The 4x4 option is available on the complete fire truck vehicle line up.

Motorhome Chassis

Spartan Chassis custom manufactures chassis to the individual specifications of its motorhome chassis OEM customers. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. Spartan Chassis' motorhome chassis are separated into five models: (1) the "NVS" series chassis; (2) the "Mountain Master" series chassis; (3) the "K2" series chassis; (4) the "K3" series chassis and (5) the "ME2" series chassis. These motorhome chassis are generally distinguished by differences in allowable vehicle weight, length, gross vehicle weight, engines, options and price. The ME2, which is a mid-engine chassis, provides the OEM a significant opportunity in floor plan flexibility and provides enhanced ride and handling for the driver. A version with a rear-lift deck, or traveling garage, provides extra storage space for bicycles, ATVs, canoes and other "toys" that complement the RV lifestyle. The innovative mid-engine design is now available on entry-level diesel motorhome chassis. Versions of these five basic product models are designed and engineered in order to meet customer requirements. This allows the chassis to be adapted to each OEM's specific floor plan and manufacturing process. Spartan Chassis continually seeks to develop innovative engineering solutions to customer requirements and strives to anticipate future market needs and trends by working closely with the OEMs and listening to the end users.

Specialty Vehicle Chassis

Spartan Chassis continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. In 2005, the Company produced its first specialty chassis for military vehicles. Military vehicle chassis are the primary model of specialty chassis currently produced. With its experience in manufacturing chassis for cement mixers, trolleys, utility trucks, crash and rescue vehicles and other specialty uses, the Company believes it is well positioned to continue to take advantage of opportunities in military vehicles and other specialty vehicle markets. Our sales of specialty chassis for military vehicles depend on U.S. government contracts awarded to our customers. Multi-year U.S. government contracts generally are not fully funded at inception.

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. The EVTeam members manufacture products only upon receipt of confirmed purchase orders; thus they do not have significant amounts of completed product inventory. The EVTeam employed approximately 381 associates as of February 29, 2008 of which approximately 378 were full-time.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Crimson's product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company's wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry's oldest brands) - the Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson's signature features - such as Tubular Stainless Steel body structure, Vibra-TorqTM mounting system, exclusive Trix-MaxTM body frame and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done again and again. As of February 29, 2008 Crimson employed approximately 175 associates of which approximately 173 were full-time.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania and employed approximately 44 associates as of February 29, 2008 of which 43 were full-time. The Company began operations in the later half of 2003 and has developed a full line of aerial products. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and serviceability. Crimson Aerials currently sells its products to only Crimson Fire, Inc.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets a complete line of premium, custom advanced-care ambulances and rescue vehicles at its headquarters in Marion, South Carolina. Road Rescue is a market leader in the design of Type I and Type III high-performance, modular ambulances that fit all emergency transport requirements and offer the latest in technology. These vehicles are built with safety, performance and ease-of-maintenance in mind. Vehicles such as the UltraMedic Type III offer a glimpse at the ambulance of the future - complete with smart displays, smart glass and a variety of other high-tech features. Road Rescue markets its products through a dealer network throughout the United States and Canada. Road Rescue employed 162 associates as of February 29, 2008 of which all were full-time.

Marketing

Spartan Chassis markets its custom manufactured chassis throughout the U.S. and Canada, primarily through the direct contact of its sales department with OEMs, dealers and endusers. The EVTeam maintains dealer organizations that establish close working relationships through their sales departments with endusers. These personal contacts focus on the quality of the group's custom products and allow the Company to keep customers updated on new and improved product lines and endusers' needs.

In 2007 and consistent with prior years, representatives from the Company attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and endusers are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development projects.

The Company's sales and marketing team is responsible for marketing its manufactured goods and producing product literature. The sales group consists of 45 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Marion, South Carolina; and Lancaster, Pennsylvania; and 13 additional salespeople located throughout North America.

Competition

The principal methods of building competitive advantages utilized by the Company include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. The Company competes with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company's direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in its markets compared to its competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. The Company believes that no one company has a dominant position in either market.

Manufacturing

Spartan Chassis currently has six principal assembly facilities in Charlotte, Michigan for its custom chassis products. In 2007, the Company's Board of Directors approved the purchase of three manufacturing facilities, one of which was previously leased in part as a warehousing facility. In addition, the Company built a new manufacturing facility, approved in 2006 by the Company's Board of Directors, and this facility began production in the second quarter of 2007. This newly constructed plant replaced outdated facilities and also added manufacturing capacity. Due to the custom nature of its business, the Company's chassis cannot be manufactured efficiently on automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the enduser.

The EVTeam products are manufactured and assembled in each of the subsidiaries' respective manufacturing facilities, represented by four plants in total. The chassis for the products are purchased from Spartan Chassis and from outside commercial chassis manufacturers. The EVTeam facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an enduser customized order. The chassis is rolled down the assembly line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

Suppliers

The Company is dedicated to establishing long-term and mutually beneficial relationships with its suppliers. Through these relationships, the Company benefits from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions and lower total costs of doing business. The combined buying power of the Company's subsidiaries and a corporate supply chain management initiative allow the Company to benefit from economies of scale and to focus on a common vision.

Components for the Company's products are generally available from a number of suppliers. The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules. The Company purchases steel and aluminum under sales agreements. Material cost increases are passed onto the Company's customers whenever possible. However, there can be no assurance that there will be no steel, aluminum or other cost or supply issues over the long-term.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company devotes a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The Company spent $15.9 million, $12.6 million and $9.4 million on research and development in 2007, 2006 and 2005, respectively.

Product Warranties

The Company's subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The endusers also may receive limited warranties from suppliers of components that are incorporated into the Company's chassis and vehicles. For more information concerning the Company's product warranties, see Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

The Company has five United States patents which include rights to the design and structure of chassis and certain peripheral equipment, and has two pending patent applications. Spartan Chassis and Crimson Fire Aerials each have one pending patent application. The existing patents will expire on various dates from 2016 through 2024 and all are subject to payments of required maintenance fees. The Company and its subsidiaries also own six United States trademark registrations and one United States service mark registrations, as well as two trademark registrations in each of New Zealand and Peru, and one trademark registration in each of Mexico and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, the Company has two pending U.S. trademark applications and three pending Canadian trademark applications.

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

Associates

The Company and its subsidiaries employed approximately 1,855 associates as of February 29, 2008, of which approximately 1,812 were full-time. Included in the full-time counts are 498 contracted associates. Management presently considers its relations with associates to be positive.

Customer Base

In 2007, the Company's customer base included four major customers, all of which were customers of Spartan Chassis. Sales in 2007 to Force Protection Industries, Inc. ("Force Protection") were $131.5 million, to Newmar Corp. ("Newmar") were $85.6 million, to General Dynamics Land Systems, Inc. ("General Dynamics") were $79.1 million and to Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were $74.4 million. These numbers compare to 2006 sales of $45.2 million to Force Protection, $92.4 million to Newmar and $56.9 million to Fleetwood. In 2005, sales included $11.4 million to Force Protection, $83.4 million to Newmar and $75.5 million to Fleetwood. There were no sales to General Dynamics in 2006 or 2005. Sales to customers classified as major amounted to 54.3%, 33.5% and 46.3% of total revenues in 2007, 2006 and 2005, respectively. Although the loss of a major customer could have a material adverse effect on Spartan Chassis and its future operating results, the Company believes that it has developed strong relationships with its customers.

Sales made to external customers outside the United States were $8.2 million, $7.1 million and $6.9 million for the years ended December 31, 2007, 2006 and 2005, respectively, or 1.2%, 1.6% and 2.0%, respectively, of sales for those years. All of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2007, the Company had backlog orders for Spartan Chassis of approximately $287.0 million, compared with a backlog of $162.4 million at December 31, 2006. At December 31, 2007, the Company had backlog orders for the EVTeam of $51.4 million, compared with a backlog of $69.7 million at December 31, 2006. The Company expects to fill all of the backlog orders at December 31, 2007 during 2008.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

The address of the Company's web site is www.spartanmotors.com. The Company's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available on its web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission. In addition, paper copies of these materials are available without charge upon written request to James W. Knapp, Spartan Motors, Inc., 1000 Reynolds Road, Charlotte, Michigan 48813.
Item 1A.	Risk Factors.

Any negative change in the Company's relationship with its major customers could have significant negative effects on revenues and profits.

The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if any of the Company's major customers experience a significant downturn in its business, or fails to remain committed to the Company's products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition. The Company has four customers that accounted for 54.3% of its total annual sales in 2007 - any negative change in the Company's relationship with any one of them or the orders placed by any one of them could significantly affect the Company's revenues and profits.

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

We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death claims, related to personal injury and warranties. We partially self-insure our product liability claims and purchase excess product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for such insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance.

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

Our sales of specialty chassis for military vehicles depend on U.S. government contracts awarded to our customers. Multi-year U.S. government contracts generally are not fully funded at inception and are subject to termination.

Currently, we derive a portion of our revenue, 36.1% in 2007, from the sale of specialty chassis for military vehicles. Our customers for these specialty chassis have prime contracts with military agencies of the U.S. government. There are unique risks associated with U.S. government contracts, and by extension, subcontracts. Changes in the congressional appropriations process, program funding levels, and unforeseen world events can interrupt, delay, or terminate the funding for any program or contract.

Other risks particular to government contracts and subcontracts include:
•

U.S. government contracts generally permit the government to terminate a contract, in whole or in part, for convenience. If a contract is terminated the government will pay the prime and subcontractors for work performed and related termination costs.

•

The government may also terminate a contract for default in the event of a breach by the contractor. If a contract is terminated for default, the government in most cases pays for only the work it has accepted. The loss of anticipated funding or the termination of multiple or large programs could have an adverse effect on our future sales and earnings.

•

In general, future sales under multiyear contracts are conditioned on the continuing availability of congressional appropriations. Congress typically appropriates funds on a fiscal-year basis, even though contract performance may extend over many years. Changes in appropriations in subsequent years may impact the funding available for these programs. Delays or changes in funding can impact the timing of available funds or lead to changes in program content.

•

Contracts and subcontracts for U.S. government programs are subject to various procurement laws and regulations. The government may suspend us from receiving new contracts pending resolution of alleged violations of these laws or regulations.

•

U.S. defense spending has historically been cyclical. Rising budget deficits, increased military expenditures, and increasing costs for domestic programs could ultimately impact government spending on military vehicles. Changes in military strategies, tactics, and conditions on the ground in Iraq and Afghanistan may lead to the reduction, delay, or termination of the vehicle programs that we support. Reductions in our existing vehicle programs, unless offset by other programs and opportunities, could adversely affect our ability to sustain and grow our future sales and earnings.

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

Our operations are subject to a variety of federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures. For example, laws mandating greater fuel efficiency and the heightened emission standards that took effect in 2007 have increased our research and development costs and the cost of components necessary for production. Additionally, this event could lead to the temporary unavailability of engines. The next change to emission standards that impacts the Company's products will occur in 2010.

Failure to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the adequacy of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal control, it could have an adverse effect on our business and stock price. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8.

Businesses are cyclical and this can lead to fluctuations in operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, fire trucks, aerial ladders and ambulances include:
•	interest rates and the availability of financing;
•	commodity prices;
•	unemployment trends;
•	international tensions and hostilities;
•	general economic conditions;
•	strength of the U.S. dollar compared to foreign currencies;
•	overall consumer confidence and the level of discretionary consumer spending;
•	dealers' and manufacturers' inventory levels; and
•	fuel availability and prices.

General economic conditions.

The effect of new or amended laws or regulations on the Company, our industry or the economy as a whole could have a detrimental effect on our operations. Such laws and regulations could cause an industry-wide market decline or affect the Company due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

Concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motorhome markets), shipping and transportation and the availability of manufacturing components.

Changes in economic conditions, including changes in interest rates, strength of the United States dollar, financial market performance and industry-specific factors could impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes could impact only those parts of the economy upon which we rely in a unique fashion, including, for example, the introduction of trade barriers that impact our attempts to expand in North America.
Item 1B.	Unresolved Staff Comments.

          None.
Item 2.	Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.
Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 1 - 1000 Reynolds Road Charlotte, Michigan	Service Parts, Service Garage, Customer Service, Service Parts Warehousing	Owned	65,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 2 - 1165 Reynolds Road Charlotte, Michigan	Sales, Systems, Publications	Owned	8,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 3 - 1580 Mikesell Street Charlotte, Michigan	Engineering, Research & Development, Manufacturing, Corporate Office	Owned	52,000

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 4 - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Accounting, Receiving, Purchasing, Marketing, Communications, Human Resources, Engineering, Warehousing	Owned	142,000

Spartan Motors Chassis, Inc.	Plant 5 - 1055 Mikesell Street Charlotte, Michigan	Manufacturing	Owned	51,000

Spartan Motors Chassis, Inc.	Plant 6 - 1065 Mikesell Street Charlotte, Michigan	Manufacturing, Warehousing, Engineering	Owned	30,000

Spartan Motors Chassis, Inc.	Plant 7 - 1111 Mikesell Street Charlotte, Michigan	Manufacturing, Warehousing, Quality, Receiving	Owned	172,000

Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors Chassis, Inc.	Plant 8 - 1663 Reynolds Road Charlotte, Michigan	Manufacturing Warehousing	Owned	107,000

Spartan Motors Chassis, Inc.	Plant 9 - 909 Shepherd Street Charlotte, Michigan	Advanced Projects Research & Development	Owned	8,000

Spartan Motors Chassis, Inc.	Plant 10 - 1014 Reynolds Road Charlotte, Michigan	Service Parts Warehousing	Owned	29,000

Crimson Fire, Inc.	907 7th Avenue, North Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Owned	32,000

Crimson Fire, Inc.	1209 E. Birch Street Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Leased	35,000

Crimson Fire Aerials, Inc.	1828 Freedom Road Lancaster, Pennsylvania	General Offices, Manufacturing, Warehousing	Leased	34,000

Road Rescue, Inc.	2914 Spartan Place Marion, South Carolina	General Offices, Manufacturing, Warehousing	Owned	106,000

Item 3.	Legal Proceedings.

At December 31, 2007, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position, future operating results and cash flows will not be materially affected by the final outcome of these legal proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2007, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

PART II
Item 5.	Market For Registrant's Common Stock, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company's common stock is traded on the NASDAQ Global Select Market under the symbol "SPAR."

On May 23, 2007, the Company's Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007. Prior to the stock split there were 21,568,499 shares of common stock outstanding. After the split and the related retirement of fractional shares, there were 32,341,312 shares outstanding.

On November 2, 2006, the Company's Board of Directors announced a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. Prior to the stock split there were 14,032,986 shares of common stock outstanding. After the split and the related retirement of fractional shares, there were 21,048,753 shares outstanding.

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2007:
First Quarter	$16.93	$9.42
Second Quarter	25.03	15.35
Third Quarter	19.07	11.17
Fourth Quarter	18.45	6.82

Year Ended December 31, 2006:
First Quarter	$5.28	$4.44
Second Quarter	8.31	4.87
Third Quarter	8.77	6.41
Fourth Quarter	11.04	7.78

In 2007, the Company's Board of Directors declared cash dividends of $0.05 per outstanding share on April 26, 2007 to shareholders of record on May 15, 2007 and $0.05 per outstanding share to shareholders of record on November 14, 2007. On October 23, 2007, a special $0.03 dividend was announced for shareholders of record on November 14, 2007. In 2006, the Company's Board of Directors declared cash dividends of $0.05 per outstanding share on April 27, 2006 to shareholders of record on May 15, 2006 and $0.05 per outstanding share on October 26, 2006 to shareholders of record on November 15, 2006. On October 26, 2006, a special $0.02 dividend was announced for shareholders of record on November 15, 2006.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 29, 2008 was 577. See Item 12 below for information concerning the Company's equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the fourth quarter of fiscal year 2007 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 1, 2007 to Oct. 31, 2007	--	--	--	950,000
Nov. 1, 2007 to Nov. 30, 2007	--	--	--	950,000
Dec. 1, 2007 to Dec. 31, 2007	250,000	$7.75	250,000	700,000
Total	250,000	$7.75	250,000

(1)	Shares reported in this column include those delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares.

(2)

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. The program is currently set to expire July 23, 2008. The Company has repurchased 300,000 shares through December 31, 2007, of which 50,000 shares were previously reported as repurchased in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2007. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the remaining 700,000 shares of stock under the repurchase program, they would cost the Company approximately $5.7 million based on the sales price of the Company's stock on February 29, 2008. The Company believes that it has sufficient resources to fund this potential stock buyback.

Item 6.	Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2007 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2007 (3)	2006 (2), (3)	2005	2004	2003

Sales	$681,922	$445,378	$343,007	$312,270	$237,372
Cost of products sold	585,421	372,002	294,232	270,891	202,524
Gross profit	96,501	73,376	48,775	41,379	34,848
Operating expenses:
Research and development	15,868	12,622	9,431	7,943	7,070
Selling, general and administrative	41,383	31,360	26,693	24,451	21,604
Goodwill impairment	--	2,086	--	--	--
Operating income	39,250	27,308	12,651	8,985	6,174
Other income (expense), net	(1,023)	664	718	209	(429)
Earnings from continuing operations before taxes on income	38,227	27,972	13,369	9,194	5,745

Taxes on income	13,723	11,144	5,077	3,312	1,305
Net earnings from continuing operations	24,504	16,828	8,292	5,882	4,440
Discontinued operations:
Gain on disposal of Carpenter (1)	--	--	--	--	1,609
Net earnings	$24,504	$16,828	$8,292	$5,882	$6,049

Basic earnings per share (1):
Net earnings from continuing operations	$0.77	$0.57	$0.29	$0.21	$0.16
Net earnings from discontinued operations	--	--	--	--	0.06
Basic earnings per share	$0.77	$0.57	$0.29	$0.21	$0.22

Diluted earnings per share (1):
Net earnings from continuing operations	$0.75	$0.55	$0.29	$0.21	$0.16
Net earnings from discontinued operations	--	--	--	--	0.06
Diluted earnings per share	$0.75	$0.55	$0.29	$0.21	$0.22

Cash dividends per common share	$0.13	$0.12	$0.11	$0.10	$0.09
Basic weighted average common shares
outstanding	31,935	29,606	28,254	27,791	27,278
Diluted weighted average common shares
outstanding	32,833	30,531	28,818	28,673	27,977
Balance Sheet Data:
Net working capital	$132,688	$96,082	$50,676	$43,953	$40,136
Total assets	318,664	190,648	123,208	106,913	91,382
Long-term debt	63,218	25,739	1,370	145	--
Shareholders' equity	129,218	103,180	72,602	67,511	61,120

(1)

On September 28, 2000, the Company's Board of Directors passed a resolution leading to the orderly liquidation of Carpenter. Because Carpenter was a separate segment of the Company's business, the operating results and the disposition of Carpenter's net assets were accounted for as a discontinued operation. Accordingly, previously reported financial results for all periods presented were restated to reflect this business as a discontinued operation. The $1,609,000 gain on disposal of Carpenter in 2003 is a result of the Company's revision of its estimated loss to dispose of the business, based upon final resolution of certain accrued items related to the disposal.

(2)	Effective January 1, 2006, the Company adopted FASB Statement 123(R), electing to use the modified prospective method. See Note 1 to the Company's 2007 Consolidated Financial Statements.

(3)

On May 23, 2007, the Company's Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007. On November 2, 2006, the Company's Board of

Directors announced a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. The information included in this table reflects the impact of both stock splits.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., headquartered in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue"). Crimson, Crimson Aerials and Road Rescue make up the Company's EVTeam. The Company's brand names, Spartan™, Crimson Fire™ and Road Rescue™, are known for quality, value, service and innovation.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers ("OEMs") who manufacture the body or apparatus of the vehicle which is mounted on the Company's chassis. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

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

The Company is an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer loyalty. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as equity capital, as sources of expansion capital. A key metric in measuring the Company's success is the Company's Return on Invested Capital (ROIC). The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

The Company recognizes that motorhome chassis sales are more sensitive to economic swings than that of the Company's other two principal chassis markets. Thus, in the past few years, management has placed special emphasis on further market penetration in the fire truck market and continued diversification into the specialty chassis market.

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

•

In 2007, the Company unveiled the Furion which is the entry-level fire truck cab and chassis in the Spartan Chassis product line. The Furion is designed to bridge the market between custom and commercial vehicles.

•

Opportunities in the areas of specialty vehicles, service parts and micro-niche markets. The Company has received subcontract orders under the Mine Resistant Ambush Protected (MRAP) program, the Iraqi Light Armored Vehicle (ILAV) program, the Joint IED-Defeat Organization (JIEDDO) program, the Yeman

Light Armored Vehicle (YLAV) program and the Special Operations Command (SOCOM) program. The Company's current backlog for these specialty vehicles will support production through most of 2008. There is an opportunity for increased service parts sales as the number of military vehicles in the field grows. The Company is cautiously optimistic about the potential for additional military business.

•

Potential for increased sales from our EVTeam due to the recent introduction of the "Boomer", an innovative, low cost product that will provide an aerial waterway for fire departments looking for a cost effective solution. It also offers other features such as lifting and elevated lighting capabilities in addition to the necessary connections to operate vehicle extraction tools.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle market.

The following section provides a narrative discussion about the Company's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Consolidated Financial Statements and related Notes thereto included elsewhere within this Report.

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of income, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
% of Sales	2007			2006			2005
	Spartan Chassis	EVTeam	Consol- idated	Spartan Chassis	EVTeam	Consol- idated	Spartan Chassis	EVTeam	Consol- idated
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of products sold	84.8	97.0	85.8	82.0	95.7	83.5	83.8	97.5	85.8
Gross profit	15.2	3.0	14.2	18.0	4.3	16.5	16.2	2.5	14.2
Operating expenses:
Research and development	2.2	2.8	2.3	2.6	3.0	2.8	2.4	3.0	2.7
Selling, general and administrative	4.5	7.3	6.1	5.7	7.3	7.1	6.4	9.4	7.8
Goodwill Impairment	--	--	--	--	2.7	0.5	--	--	--
Operating income	8.5	-7.1	5.8	9.7	-8.7	6.1	7.4	-9.9	3.7
Other income/ (expense), net	0.1	-1.4	-0.2	0.1	-0.6	0.2	0.1	-0.7	0.2
Earnings before taxes on income	8.6	-8.5	5.6	9.8	-9.3	6.3	7.5	-10.6	3.9
Taxes on income	2.9	-2.8	2.0	3.4	-2.3	2.5	2.5	-3.3	1.5
Net earnings	5.7	-5.7	3.6	6.4	-7.0	3.8	5.0	-7.3	2.4

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

Continuing Operations

For the year ended December 31, 2007, consolidated sales increased $236.5 million (53.1%) over sales for the same period in 2006. The increase was due to a $223.9 million (57.2%) increase in Spartan Chassis sales coupled with a $12.1 million (15.6%) increase in EVTeam sales. Intercompany sales from Spartan Chassis to the EVTeam decreased $0.5 million (-2.5%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Within Spartan Chassis, the motorhome chassis line experienced a sales increase of $13.1 million (6.4%) over 2006 sales. This increase was due to higher unit sales due to additional models of existing customers offering Spartan Chassis.

Fire truck chassis, another major product line for Spartan Chassis, experienced an increase of $7.9 million (7.3%) in sales for the year ended December 31, 2007 over the year ended December 31, 2006. Fire truck units sold were flat in 2007 compared to 2006, however the Company's average selling price per fire truck grew as the market continues to demand more complex product options.

Other Spartan Chassis sales were $282.0 million compared to $79.2 million in 2006.  This increase primarily is due to higher sales of military chassis for the Mine Resistant Ambush Protected (MRAP) military subcontracts. Increased service part sales also contributed to the increase over the prior year. The increase in service parts sales corresponds to increased military vehicles in the field. The Company's current backlog for these specialty vehicles will support production through most of 2008, considering that orders are not canceled.  See Item 1A "Risk Factors" relating to government contracts for more details.

The increase in EVTeam sales for 2007 was a result of increases at Crimson Fire of $8.7 million and at Road Rescue of $2.6 million, while Crimson Fire Aerials remained fairly flat with a $0.8 million increase in sales. The Crimson Fire sales increase was driven by higher average unit prices. Road Rescue experienced improved sales due to an increase in the number of units sold as well as a higher average unit sell price.

Gross profit increased from $73.4 million in 2006 to $96.5 million in 2007 due to higher sales volumes. However, gross margin decreased from 16.5% in 2006 to 14.2% in 2007, due primarily to a change in the product sales mix. In the prior year, the specialty chassis in production were a part of lower volume military programs while the primary specialty chassis product in production in 2007 is part of the MRAP program. The MRAP program is a highly competitive program with many OEM's bidding to secure orders resulting in lower margins for these specialty chassis.

Operating expenses increased by $11.2 million (24.3%) from 2006 levels. The main factors in the increase were staff additions and overtime paid to support the increase in sales discussed above. Operating expenses as a percentage of sales decreased from 10.4% for the year ended December 31, 2006 to 8.4% for the year ended December 31, 2007.

The increase in the Company's income taxes from $11.1 million in 2006 to $13.7 million in 2007 is primarily due to increased earnings before taxes in 2007 when compared to 2006. The effective tax rate was 35.9% in 2007 as compared to 39.8% in 2006. The reason for the decrease in the effective tax rate was twofold. The 2006 effective tax rate was negatively impacted by a non-deductible goodwill charge. Additionally, 2007 experienced an increase in the Section 199 production deduction. See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings increased $7.7 million ($0.20 per diluted share, post-split) from $16.8 million ($0.55 per diluted share, post-split) in 2006 to $24.5 million ($0.75 per diluted share, post-split) in 2007 as a result of the factors discussed above.

Year Ended December 31, 2006 compared to Year Ended December 31, 2005

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

Fire truck chassis, another major product line for Spartan Chassis, experienced an increase of $22.8 million (26.7%) in sales for the year ended December 31, 2006 over the year ended December 31, 2005. As the increase in sales indicates, the fire truck market continued to be strong in 2006. An increase in market share resulted in the increase in fire truck chassis sales.

Other Spartan Chassis sales were $79.2 million compared to $19.5 million in 2005.  This increase is due to higher sales of military chassis for the Joint Explosive Rapid Response Vehicle (JERRV) and Iraqi Light Armored Vehicle (ILAV) military subcontracts. Sales of military vehicle chassis began in the first quarter of 2005.

The increase in EVTeam sales for 2006 was a result of increases at Crimson Fire of $16.0 million and at Crimson Fire Aerials of $2.7 million, partially offset by a sales decrease at Road Rescue of $6.1 million. The increases were driven by higher average unit prices for fire trucks coupled with higher unit sales of fire trucks.

Gross margin increased from 14.2% in 2005 to 16.5% in 2006. Primary drivers for the gross margin increase were changes in product mix with increased fire truck chassis sales, increased military chassis sales and increased sales volumes for the EVTeam. Partially offsetting these improvements were increased expenses due to Road Rescue production issues and increased warranty expense at Spartan Chassis. Also contributing to the increase in gross margin in 2006 were improved production efficiencies at Spartan Chassis and Crimson Fire.

Operating expenses increased by $9.9 million (27.5%) from 2005 levels. Expenses for 2006 include a $2.1 million goodwill impairment charge related to Road Rescue. The Company completes its required annual impairment test as of October 1 each year. Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at Road Rescue subsidiary was evaluated as impaired and goodwill totaling $2.1 million was recognized as a charge against operating income. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired. Other factors causing the increase were staff additions to support the increase in sales discussed above and increased payroll costs due to higher incentive plan payments generated by the improvement in results. Operating expenses as a percentage of sales decreased from 10.5% for the year ended December 31, 2005 to 10.4% for the year ended December 31, 2006.

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

Net earnings increased $8.5 million from $8.3 million ($0.29 per diluted share, post-split) in 2005 to $16.8 million ($0.55 per diluted share, post-split) in 2006 as a result of the factors discussed above.

Quarterly Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 13, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Liquidity and Capital Resources

The Company generated an ROIC of 27.4% in the fourth quarter of 2007, a 122.8% increase compared to the ROIC of 12.3% for the same period in 2006. The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity. ROIC for the year ended December 31 2007 was 19.8% compared to ROIC of 15.7% in 2006.

Cash on hand remained relatively flat from $13.8 million at December 31, 2006 to $13.5 million at December 31, 2007. During 2007, proceeds from the Company's net increase in notes payable and use of its line of credit amounted to $37.5 million while $7.2 million was provided from the exercise of stock options and the related tax benefit. Of these funds, $6.7 million was used to fund operating activities. Accounts receivable, inventories and accounts payable increased primarily as a result of increased sales levels at Spartan Chassis. Other uses of the funds were $31.2 million for property, plant and equipment, $4.3 million to pay dividends and $2.8 million for the repurchase of Company stock. The Company's working capital increased by $36.6 million from $96.1 million in 2006 to $132.7 million in 2007. See the "Consolidated Statements of Cash Flows" appearing in Item 8 of this Form 10-K, for further information regarding the components of the decrease in cash and cash equivalents, from $13.8 million as of December 31, 2006, to $13.5 million as of December 31, 2007. See the "Five-Year Operating and Financial Summary" table appearing in Item 6 of this Form 10-K for a five-year comparison of net working capital.

Shareholders' equity increased $26.0 million, from $103.2 million as of December 31, 2006 to $129.2 million as of December 31, 2007. The increase was driven by $24.5 million in net income of the Company, $1.7 million from compensation related to stock appreciation rights and restricted stock and $7.2 million from the exercise of stock options including the corresponding tax benefit. These increases were partially offset by $4.3 million in dividends paid, $2.8 million for the repurchase of Company stock and a $0.3 million adjustment due to the adoption of FIN 48 "Accounting for Uncertain Income Tax Provisions", as of January 1, 2007. See "Consolidated Statements of Shareholders' Equity" appearing in Item 8 of this Form 10-K for further information regarding the changes in shareholders' equity.

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 24, 2008. During the 2007, 300,000 shares were repurchased in open market transactions. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the remaining 700,000 shares of stock under the repurchase program, they would cost the Company approximately $5.7 million based on the sales price of the Company's stock on February 29, 2007. The Company believes that it has sufficient cash reserves to fund this potential stock buyback.

During its March 12, 2007, August 6, 2007 and October 23, 2007 meetings, the Board of Directors approved a $40 million increase in the Company's primary revolving note payable with JP Morgan Chase Bank, increasing the total unsecured borrowings available to $65 million. The Company had borrowings of $35.5 million under this debt agreement in the form of a line of credit as of December 31, 2007. The Company also had a $10.0 million term note as of December 31, 2007 under the same debt agreement. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. Working capital and capital expenditures created the need for the additional borrowings. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2007, the Company was in compliance with all debt covenants.

The Company has an unsecured fixed rate long term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October of 2011. At December 31, 2007, the total outstanding amount on this note was $6.5 million of which $466,667 is payable in 2008.

The Company has a secured line of credit for $0.2 million, which has an expiration date of July 5, 2008. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at December 31, 2007. As of December 31, 2007, the Company was in compliance with all debt covenants.

The Company has secured mortgage notes of which $1.1 million and $0.1 million are outstanding as of December 31, 2007. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

On November 30, 2007, the Company entered into a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to an additional $40,000,000 to be issued in $5,000,000 minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10 million term note issued under this shelf agreement as of December 31, 2007, which carried an interest rate of 4.93%.

The Company had construction in process as of December 31, 2007 for the site development and building construction for a new office building and renovations to manufacturing facilities. Total estimated construction costs for these projects were $13.9 million of which $2.0 million has been spent as of December 31, 2007. All construction projects are expected to be completed by August of 2008.

On April 26, 2007, the Board of Directors approved regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 15, 2007 and $0.05 per share on December 14, 2007 to shareholders of record on May 15, 2007 and November 14, 2007 respectively. On October 23, 2007, the Board of Directors approved a special dividend of $0.03 per share payable on December 14, 2007 to shareholders of record on November 14, 2007.

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

Contractual Obligations and Commercial Commitments

The Company's future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below. The weighted average interest rate for long term debt as of December 31, 2007 was 5.21%. The Company is in the process of constructing new office space and the renovation of manufacturing facilities for which there were no outstanding purchase commitments as of December 31, 2007. The estimated cost to complete the construction is $11.9 million.
	Payments Due by Period ( $ - thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$69,993	$3,713	$61,044	$5,236	$--
Operating leases	1,280	523	638	119	--
Purchase obligations	86,262	86,262	--	--	--

Total contractual obligations	$157,535	$90,498	$61,682	$5,355	$--

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2007.

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

Revenue Recognition - The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. In certain instances, risk of ownership and title passes when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

Accounts Receivable - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances.

Inventory - Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill - Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is allocated to the reporting unit from which it was created.

Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at its Road Rescue subsidiary which is included in the Company's EVTeam reportable segment was evaluated as impaired and goodwill totaling $2,086,394 was recognized as a charge against operating income during 2006. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired as of December 31, 2007.

Warranties - The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. For military vehicles with limited historical data, estimates were based upon historical experience of commercial vehicles. See also Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements included in this 10-K for further information regarding warranties.

Equity Compensation - SFAS 123(R), "Share-Based Payment", addresses the accounting for share-based employee compensation and was adopted by Spartan Motors, Inc. on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123(R) and further information on Spartan Motors, Inc. equity compensation plans, including inputs used to determine fair value of options and stock appreciation rights (SARs) is disclosed in Note 9 to the financial statements. SFAS 123(R) requires that share options and SARs awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options and SARs granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different values, which in turn would result in higher or lower compensation expense recognized. We have not run the model with alternative inputs to quantify their effects on the fair value of the options or SARs.

To value options and SARs, several recognized valuation models exist. None of these models can be singled out as being the best or most correct one. The model we apply is able to handle some of the specific features included in the awards we grant, which is the reason for its use. If we were to use a different model, the values would differ despite using the same inputs. Accordingly, using different assumptions coupled with using a different valuation model could have a significant impact on the fair value of employee stock options and SARs. Fair value could be either higher or lower than the ones produced by the model we apply and the inputs we used.

New and Pending Accounting Policies

See Note 1 to the consolidated financial statements included in Item 8 of this Form 10-K.

Effect of Inflation

Inflation affects the Company in two principal ways. First, the Company's revolving notes payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2007, the Company had $35.5 million of debt outstanding under its variable rate short-term and long-term debt agreements. An increase of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading or other purposes.

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

Item 8.	Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$13,527,867	$13,834,892
Accounts receivable, less allowance for doubtful accounts
of $802,000 in 2007 and $373,000 in 2006	132,906,559	62,620,127
Inventories	103,075,789	64,173,194
Deferred income tax assets	6,924,832	4,566,657
Deposits on engines	--	10,900,000
Other current assets	1,978,322	1,881,706
Total current assets	258,413,369	157,976,576

Property, plant and equipment, net	56,673,215	29,659,133
Goodwill	2,457,028	2,457,028
Deferred income tax assets	775,000	--
Other assets	345,327	554,774
TOTAL ASSETS	$318,663,939	$190,647,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,769,512	$30,703,496
Accrued warranty	10,823,532	6,380,740
Accrued customer rebates	1,962,765	3,470,617
Accrued compensation and related taxes	10,430,556	7,712,421
Accrued vacation	1,758,354	1,483,389
Deposits from customers	5,539,824	7,465,422
Other current liabilities and accrued expenses	3,366,825	2,591,484
Taxes on income	551,074	1,565,629
Current portion of long-term debt	522,666	521,105
Total current liabilities	125,725,108	61,894,303

Other non-current liabilities	1,025,000	--
Long-term debt, less current portion	62,695,454	25,218,120
Deferred income tax liabilities	--	355,000

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 and 23,900,000 shares authorized in 2007 and 2006, respectively; issued 32,352,679 shares and 31,667,009 shares (post stock splits, see Note 1) in December 31, 2007 and 2006, respectively	323,527	316,670
Additional paid in capital	62,648,429	54,233,016
Retained earnings	66,246,421	48,630,402
Total shareholders' equity	129,218,377	103,180,088
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$318,663,939	$190,647,511

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2007	2006	2005

Sales	$681,922,475	$445,377,639	$343,006,608
Cost of products sold	585,421,207	372,001,666	294,231,467
Gross profit	96,501,268	73,375,973	48,775,141

Operating expenses:
Research and development	15,868,348	12,622,487	9,431,394
Selling, general and administrative	41,382,741	31,359,187	26,693,005
Goodwill impairment	--	2,086,394	--
Operating income	39,250,179	27,307,905	12,650,742

Other income (expense):
Interest expense	(1,747,754)	(347,071)	(140,698)
Interest and other income	724,852	1,011,613	858,801
Earnings before taxes on income	38,227,277	27,972,447	13,368,845

Taxes on income	13,723,000	11,144,000	5,077,000
Net earnings	$24,504,277	$16,828,447	$8,291,845

Basic net earnings per share	$0.77	$0.57	$0.29

Diluted net earnings per share	$0.75	$0.55	$0.29

Basic weighted average common shares outstanding	31,935,000	29,606,000	28,254,000

Diluted weighted average common shares outstanding	32,833,000	30,531,000	28,818,000

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2007, 2006 and 2005
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2005	18,799,363	$187,994	$36,147,937	$31,182,253	$--	$(7,066)	$67,511,118
Purchase and constructive retirement of stock	(150,000)	(1,500)	(289,500)	(759,235)	--	--	(1,050,235)
Stock options exercised and related tax benefit	176,248	1,762	1,042,612	--	--	--	1,044,374
Dividends paid ($0.11 per share)	--	--	--	(3,266,878)	--	--	(3,266,878)
Issuance of restricted stock	129,376	1,294	921,581	--	(922,875)	--	--
Amortization of unearned compensation	--	--	--	--	76,906	--	76,906
Comprehensive income:
Net earnings	--	--	--	8,291,845	--	--	8,291,845
Change in unrealized loss on marketable securities, net of tax	--	--	--	--	--	(4,814)	(4,814)
Total comprehensive income							8,287,031
Balance at December 31, 2005	18,954,987	$189,550	$37,822,630	$35,447,985	$(845,969)	$(11,880)	$72,602,316
Reclassification of unearned compensation upon adopting new stock based payment accounting principle	--	--	(845,969)	--	845,969	--	--
Issuance of common stock and the tax benefit of stock incentive plan transactions	1,995,477	19,955	15,929,162	--	--	--	15,949,117
Dividends declared ($0.12 per share)	--	--	--	(3,646,030)	--	--	(3,646,030)
Issuance of restricted stock, net of cancellation	160,875	1,608	(1,608)	--	--	--	--
Stock based compensation expense related to SARs and restricted stock	--	--	1,434,358	--	--	--	1,434,358
Comprehensive income:
Net earnings	--	--	--	16,828,447	--	--	16,828,447
Change in unrealized loss on marketable securities, net of tax	--	--	--	--	--	11,880	11,880
Total comprehensive income							16,840,327
Balance at December 31, 2006	21,111,339	$211,113	$54,338,573	$48,630,402	$--	$--	$103,180,088
Adjustment for 3-for-2 stock split on June 28, 2007	10,555,670	105,557	(105,557)	--	--	--	--
Balance at December 31, 2006, as adjusted	31,667,009	$316,670	$54,233,016	$48,630,402	$--	$--	$103,180,088
Adjustment for adoption of FIN 48, "Accounting for Uncertainty in Income Taxes"	--	--	--	(331,000)	--	--	(331,000)
Issuance of common stock and the tax benefit of stock incentive plan transactions	756,899	7,569	7,175,318	--	--	--	7,182,887
Dividends declared ($0.13 per share)	--	--	--	(4,342,889)	--	--	(4,342,889)
Issuance of restricted stock, net of cancellation	228,771	2,288	(2,288)	--	--	--	--
Stock based compensation expense related to SARs and restricted stock	--	--	1,793,883	--	--	--	1,793,883
Purchase and constructive retirement of stock	(300,000)	(3,000)	(551,500)	(2,214,369)	--	--	(2,768,869)
Comprehensive income:
Net earnings	--	--	--	24,504,277	--	--	24,504,277
Total comprehensive income							24,504,277
Balance at December 31, 2007	32,352,679	$323,527	$62,648,429	$66,246,421	$--	$--	$129,218,377

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net earnings	$24,504,277	$16,828,447	$8,291,845
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Depreciation	4,062,789	2,862,721	2,646,990
(Gain) loss on disposal of assets	86,425	(54,817)	21,524
Goodwill impairment	--	2,086,394	--
Tax benefit from stock incentive plan transactions	(3,556,165)	(3,141,000)	118,000
Deferred income taxes	(3,488,175)	(775,261)	373,060
Stock based compensation related to stock appreciation rights and restricted stock	1,793,883	1,434,358	76,906
Decrease (increase) in operating assets:
Accounts receivable	(70,286,432)	(25,603,578)	(4,657,599)
Inventories	(38,902,595)	(19,907,805)	(11,823,677)
Taxes receivable	--	989,896	966,639
Other assets	11,012,831	(10,857,151)	(885,602)
Increase (decrease) in operating liabilities:
Accounts payable	60,066,016	9,957,947	1,497,650
Accrued warranty	4,442,792	1,877,968	832,011
Accrued compensation and related taxes	2,718,135	3,471,128	976,556
Accrued vacation	274,965	294,697	101,278
Deposits from customers	(1,925,598)	(6,174,775)	5,052,063
Other current liabilities and accrued expenses	(732,511)	1,453,484	1,211,228
Taxes on income	3,235,610	4,706,629	--
Total adjustments	(31,198,030)	(37,379,165)	(3,492,973)

Net cash provided by (used in) operating activities	(6,693,753)	(20,550,718)	4,798,872

Cash flows from investing activities:
Purchases of property, plant and equipment	(31,182,496)	(14,435,019)	(2,932,092)
Proceeds from sale of property, plant and equipment	19,200	456,902	50,002
Purchases of marketable securities	--	--	(2,000,000)
Proceeds from sale of marketable securities	--	1,989,190	1,487,986
Net cash used in investing activities	(31,163,296)	(11,988,927)	(3,394,104)

Cash flows from financing activities:
Proceeds from long-term debt	168,800,000	24,500,000	1,250,000
Payments on long-term debt	(131,321,105)	(130,609)	(25,424)
Proceeds from the exercise of stock options	3,626,722	12,808,117	926,374
Purchase and retirement of common stock	(2,768,869)	--	(1,050,235)
Cash retained on taxes due to stock incentive plan transactions	3,556,165	3,141,000	--
Payment of dividends	(4,342,889)	(3,646,030)	(3,266,878)
Net cash provided by (used in) financing activities	37,550,024	36,672,478	(2,166,163)
Net increase (decrease) in cash and cash equivalents	(307,025)	4,132,833	(761,395)
Cash and cash equivalents at beginning of year	13,834,892	9,702,059	10,463,454
Cash and cash equivalents at end of year	$13,527,867	$13,834,892	$9,702,059

Supplemental disclosures: Cash paid for interest was $1,463,000, $308,000 and $194,000 for 2007, 2006 and 2005, respectively. Cash paid for income taxes was $13,502,000, $6,294,000 and $3,707,000 for 2007, 2006 and 2005, respectively.

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

Financial Instruments. The Company values financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Values of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and variable rate debt instruments approximate fair value. Due to the recent addition of fixed rate debt instruments, the fair value of these financial instruments approximates their carrying value at December 31, 2007. The Company does not utilize derivative instruments.

Revenue Recognition. The Company recognizes revenue when title to its product passes to the customer. In certain instances, risk of ownership and title passes when production and testing of the product has been completed and the product has been tendered for delivery. Rebates for certain product sales, which are known and accrued at time of sale, are reflected as a reduction of revenue. Any related receivable is also evaluated for collectability before revenue is recognized.

Shipping and Handling of Products. Costs incurred related to the shipment and handling of products are classified in cost of products sold. Amounts billed to customers for shipping and handling of products are included in sales.

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

Accounts Receivable. The Company's receivables are subject to credit risk, and the Company does not typically require collateral on its accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 days and allowances are maintained for potential credit losses. Historically, such losses consistently have been within management's expectations. Past due accounts are written off when collectability is determined to be no longer assured.

Inventories are stated at the lower of first-in, first-out (FIFO) cost or market. Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Property, Plant and Equipment is stated at cost and is depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 7 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.

Goodwill. The Company applies the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. Goodwill is allocated to the reporting unit from which it was created. The Company completes its required annual impairment test as of October 1 each year. Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at its Road Rescue subsidiary, which is included in the Company's EVTeam reportable segment, was evaluated as impaired and goodwill totaling $2,086,394 was recognized as a charge against operating income during 2006. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired at December 31, 2007.

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

Deposits from Customers. The Company receives advance payments from customers for future product orders and records these amounts as liabilities. Such deposits are accepted by the Company when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Revenue associated with these deposits is deferred and recognized upon shipment of the related product to the customer.

Research and Development. The Company's research and development costs , which represent compensation costs, travel and entertainment and administrative expenses among other items, are expensed as incurred.

Taxes on Income. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred income tax assets be reduced by a valuation allowance, if it is more likely than not, some portion or all of the deferred income tax assets will not be realized.

The Company evaluates the realizability of its deferred income tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization are the Company's forecast of future taxable income, the projected reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred income tax assets.

As disclosed in Note 5, Taxes on Income, the Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," effective January 1, 2007. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any change for such, to the extent it arises, as a component of its income tax provision or benefit.

Earnings Per Share. Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period exclusive of unvested restricted shares outstanding. Diluted earnings per share represents net earnings outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options, restricted stock, and stock appreciation rights ("SARs") outstanding during the period determined using the treasury stock method. The effect of dilutive stock options, restricted stock and SARs was 898,000, 925,000 and 564,000 shares in 2007, 2006 and 2005, respectively. For 2006, all shares related to stock options outstanding were included in the diluted weighted average shares. For 2007 and 2005, 88,000, and 1,722,000 shares, respectively, related to stock incentive plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

Stock Incentive Plans. Effective January 1, 2006, the Company adopted SFAS No. 123 (revised), "Share-Based Payment" (SFAS 123(R)) utilizing the modified prospective approach. Prior to the adoption of SFAS 123(R), the Company accounted for stock option grants under the recognition and measurement principles of Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and accordingly, recognized no compensation expense for stock option grants in net income because the exercise price of options granted was equal to the market price of the related common stock at the date of grant.

Under the modified prospective adoption approach, compensation expense is recognized for all share-based payments granted prior to, but not yet vested as of December 31, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share-based payments granted subsequent to December 31, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). All options and SARs outstanding at the time of adoption were vested as of December 31, 2005. The Company's incentive stock plans are described in more detail in Note 9, Stock Based Compensation.

Prior to the adoption of SFAS 123(R) the Company presented all tax benefit deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from the tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. The $3,556,165 and $3,141,000 reported as cash retained on taxes due to stock incentive plan transactions classified as a

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

financing cash flow in 2007 and 2006, respectively, would have been classified as an operating cash inflow prior to the adoption of SFAS 123(R).

Stock Split. On May 23, 2007, the Company's Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007. Prior to the stock split there were 21,568,499 shares of common stock outstanding. After the split and the related retirement of fractional shares, there were 32,341,312 shares outstanding. On November 2, 2006, the Company's Board of Directors declared a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. Earnings per share, all share data and additional paid in capital have been restated in all prior periods to reflect these stock split.

Reclassifications. Certain immaterial amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

New Accounting Standards. In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase in additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The Company does not expect EITF 06-11 to have a material effect on its consolidated results of operations or its financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure eligible financial instruments at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective for fiscal years beginning after November 15, 2007. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 defers the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. The Company does not expect SFAS 157 to have a material impact on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company's adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions after December 31, 2008.

NOTE 2 - INVENTORIES
Inventories are summarized as follows:	December 31,
	2007	2006

Finished goods	$18,346,128	$14,937,698
Work in process	21,426,663	14,407,108
Raw materials and purchased components	65,459,415	37,274,183
Obsolescence and slow-moving reserves	(2,156,417)	(2,445,795)

TOTAL INVENTORY	$103,075,789	$64,173,194

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:
	December 31,
	2007	2006

Land and improvements	$2,613,565	$2,014,732
Buildings and improvements	48,091,565	18,241,956
Plant machinery and equipment	16,545,663	10,390,834
Furniture and fixtures	11,980,457	11,671,808
Vehicles	2,594,369	2,353,152
Construction in process (estimated cost to complete of $11,859,000 at December 31, 2007)	2,731,505	9,159,300

SUBTOTAL	84,557,124	53,831,782
Less accumulated depreciation	(27,883,909)	(24,172,649)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$56,673,215	$29,659,133

Interest capitalized during 2007 related to construction and renovation of manufacturing facilities amounted to approximately $429,000. There was no capitalized interest in 2006 and 2005.

NOTE 4 - LEASES

The Company leases certain office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,124,000, $773,000 and $729,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $523,000 in 2008; $430,000 in 2009, $208,000 in 2010, $42,000 in 2011 and $77,000 in 2012 and thereafter.

NOTE 5 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:
	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$15,789,588	$10,996,402	$4,430,000
State	1,421,587	922,859	273,940
Total current	17,211,175	11,919,261	4,703,940
Deferred (credit):
Federal	(3,116,866)	(718,816)	433,000
State	(371,309)	(56,445)	(59,940)
Total deferred	(3,488,175)	(775,261)	373,060

TOTAL PROVISION FOR INCOME TAXES	$13,723,000	$11,144,000	$5,077,000

Current taxes on income are further reduced by tax benefits associated with stock incentive plan transactions under the plans described in Note 9. This reduction totaled $3,556,165 in 2007 and $3,141,000 in 2006 and was recognized as an adjustment of additional paid-in capital. In 2005, this amounted to an increase of $118,000 and was also recognized as an adjustment of additional paid-in capital.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings before taxes on income and the actual tax expense, are as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)
	Year Ended December 31,
	2007		2006		2005
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$13,379,547	35.00%	$9,790,356	35.00%	$4,545,407	34.00%
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses	418,000	1.09	74,000	0.26	39,000	0.29
State tax expense	924,000	2.42	168,000	0.60	74,000	0.55
Non-deductible goodwill impairment adjustment	--	--	700,000	2.50	--	--
Adjustments to federal and state tax reserve	--	--	414,000	1.48	--	--
Adjustment of valuation allowance on state net operating losses and ITC carryforwards	(99,000)	(0.26)	105,000	0.37	150,000	1.12
Adjustment of valuation allowance on charitable contribution carryforward	--	--	--	--	230,000	1.72
Section 199 production deduction	(791,000)	(2.07)	(238,000)	(0.85)	(122,000)	(0.91)
Other	(108,547)	(0.28)	130,644	0.47	160,593	1.20
TOTAL	$13,723,000	35.90%	$11,144,000	39.83%	$5,077,000	37.97%

Temporary differences which give rise to deferred tax assets (liabilities) are as follows:
	December 31,
	2007	2006
Current asset (liability):
Additional capitalized inventory costs	$150,000	$148,000
Vacation accrual	666,000	561,000
Warranty reserve	4,221,000	2,489,000
Inventory allowance	782,000	909,000
Allowance for doubtful accounts	562,000	146,000
Prepaid insurance	(92,000)	--
State tax net operating loss carryforward	378,000	529,000
Valuation allowance for state tax net operating loss carryforward	(378,000)	(529,000)
State tax credit carryforward	44,000	--
Valuation allowance for state tax credit carryforward	(44,000)	--
Federal tax benefit related to state tax reserves	334,000	219,000
Other	301,832	94,657

NET CURRENT DEFERRED TAX ASSETS	$6,924,832	$4,566,657

Noncurrent asset (liability) - Other	775,000	(355,000)

NET NONCURRENT DEFERRED TAX ASSETS (LIABILITIES)	$775,000	$(355,000)

At December 31, 2007 and 2006, the Company had state deferred tax assets, related to state tax net operating loss carryforwards, of approximately $582,000 and $802,000, respectively, which begin expiring in 2017. At December 31, 2007, the Company had a state tax credit carryforward of approximately $67,000 that expires in 2009. The Company has full valuation allowances against these deferred tax assets and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)

The Company adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"), effective January 1, 2007. The Company identified unrecognized tax benefits ("UTB") of $723,000 as of January 1, 2007. Computed interest and penalties on UTB amounted to $238,000, for a total FIN 48 liability of $961,000 at date of adoption. In accordance with the transition provisions of FIN 48, the Company recorded a decrease to its beginning balance of retained earnings in the amount of $331,000 with the remaining $630,000 being reclassified from current accrued taxes on income to other non-current liabilities. The change in UTB, excluding interest and penalties, is as follows for 2007:
2007

Balance at January 1, 2007	$723,000
Decrease related to prior year tax positions	(43,000)
Increase related to current year tax positions	42,000
Settlements	(60,000)
Balance at December 31, 2007	$662,000

Included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2007 is the ending UTB balance of $662,000, as well as $363,000 of interest and penalties, for a total of $1,025,000. The total UTB of $662,000 would affect the effective tax rate if recognized in future periods. The total amount of UTB could increase or decrease within the next twelve months for a number of reasons including the expiration of statute of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of UTB will materially increase or decrease over the next twelve months. The Company was last audited by the Internal Revenue Service ("IRS") in 2002 and settled all issues for the years 1998 through 2000. The Company also files tax returns in a number of states and those jurisdictions remain subject to examination in accordance with relevant state statutes.

On July 12, 2007, Michigan enacted a new business tax (Michigan Business Tax), which is a combined income tax and modified gross receipts tax. This tax replaces the Single Business Tax, which is similar to a value added tax and thus was not included in income tax expense by the Company. The new Michigan Business Tax, which was effective January 1, 2008 and applies to all business activity after December 31, 2007, is largely based on income and thus will be treated as an income tax by the Company. In accordance with SFAS No. 109, "Accounting for Income Taxes," deferred income tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates with the effect included in income for the period that includes the enactment date. The Company has evaluated this change on its deferred income tax accounts and determined the impact to be immaterial.

NOTE 6 - DEBT

Long-term debt consists of the following:
	December 31, 2007	December 31, 2006
Mortgage notes payable to Brandon Revolving Loan Foundation:
Due March 1, 2009 with monthly installments of $834 including interest at 3%. Collateralized by land.	$128,064	$134,123
Due July 1, 2010 with monthly installments of $6,933 including interest at 3%. Collateralized by building.	1,134,500	1,182,879
Note Payable to Charter One Bank: Due October 1, 2011 with monthly installments of $6,933 excluding interest at 4.99%. Unsecured debt.	6,455,556	6,922,223
Note Payable to JP Morgan Chase Bank: Principal due November 30, 2009 with quarterly interest only payments at 4.70%. Unsecured debt.	10,000,000	--
Note Payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments at 4.93%. Unsecured debt.	10,000,000	--
Line of credit with JP Morgan Chase Bank	35,500,000	17,500,000
	63,218,120	25,739,225
Less current portion of long-term debt	(522,666)	(521,105)
TOTAL	$62,695,454	$25,218,120

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - DEBT (Continued)

The long-term debt is due as follows: $522,666 in 2008; $46,139,838 in 2009; $11,500,061 in 2010; $5,055,555 in 2011; and none thereafter.

The Company's primary line of credit is a $65,000,000 unsecured revolving note payable to a bank that expires on September 30, 2009. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin. Borrowings on this line amounted to $35,500,000 and $17,500,000 at December 31, 2007 and 2006, respectively. The applicable Eurodollar rate plus margin was 5.38% and 5.72%, respectively. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2007 and 2006, the Company was in compliance with all debt covenants.

The Company also has a secured line of credit of $200,000 which carries an interest rate of 1% above the bank's prime rate (prime rate at December 31, 2007 was 7.25%) and is secured by accounts receivable, inventory and equipment. This line of credit will expire on July 5, 2008. There were no borrowings under this line at December 31, 2007 and 2006.

As of November 30, 2007, the Company entered into a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to $40,000,000 to be issued in $5,000,000 minimum increments. The interest rate is determined based on applicable rates at time of issuance. As of December 31, 2007, the Company had $10,000,000 issued under this agreement.

NOTE 7 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had four Spartan Chassis customers classified as major customers in 2007, 2006 and 2005, as follows:
	2007		2006		2005
Customer	Sales	Accounts Receivable	Sales	Accounts Receivable	Sales	Accounts Receivable

Customer A	$131,461,000	$27,590,000	$45,186,000	$15,014,000	$11,397,000	$5,890,000
Customer B	85,566,000	4,052,000	92,440,000	1,706,000	83,396,000	2,121,000
Customer C	79,118,000	46,728,000	--	--	--	--
Customer D	74,393,000	81,000	56,858,000	3,330,000	75,518,000	5,364,000

NOTE 8 - PROFIT-SHARING PLAN

The Spartan Motors Retirement Plan provides for matching 401(k) contributions and covers all associates who meet length of service and minimum age requirements. The Company's matching contributions vest over 5 years and were approximately $870,000, $599,000 and $564,000 in 2007, 2006 and 2005, respectively. These amounts were expensed as incurred.

NOTE 9 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 7,200,000. Total shares remaining available for stock incentive grants under these plans totaled 1,760,425 at December 31, 2007.

The Company is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Non Qualified Stock Option Plan, 1994 Incentive Stock Option Plan, 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, Stock Option and Restricted Stock Plan of 1998, Stock Option and Restricted Stock Plan of 2003, Stock Incentive Plan of 2005 and Stock Incentive Plan of 2007. The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant. Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date. Options under these plans to date were granted with exercise prices at 100% of the fair market value on the date of grant.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK BASED COMPENSATION (Continued)

Stock Options and Stock Appreciation Rights. Granted options and Stock Appreciation Rights (SARs) vest immediately and are exercisable for a period of 10 years from the grant date. The exercise price for all options and the base price for all SARs granted has been equal to the market price at the date of grant. Dividends are not paid on unexercised options or SARs.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock on date of exercise over the exercise price of the options. Prior to the adoption of SFAS 123(R), we reported all tax benefits resulting from the exercise of stock options as operating cash flows in our consolidated statement of cash flows. Upon adoption of SFAS 123(R), any excess tax benefits are required to be shown in our consolidated statement of cash flows as financing cash flows. Excess tax benefits derive from the difference between the tax deduction and the fair market value of the option as determined by a valuation model which in our case is the Black-Scholes model.

The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," to stock-based employee compensation for the year ended December 31, 2005:
Year Ended December 31, 2005

Net earnings as reported	$8,291,845
Deduct: Compensation expense - fair value method	(1,335,965)
Add: Income tax benefit for disqualifying dispositions associated with incentive stock options previously expensed	80,848
Pro forma	$7,036,728

Basic net earnings per share
As reported	$0.29
Pro forma	0.25

Diluted net earnings per share
As reported	$0.29
Pro forma	0.24

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated weighted average fair value of SARs in 2007 and 2006 and options in 2005. Expected volatilities are based on the historical volatility of the Company's stock and the expected life of the SARs awarded. The effective term of the SARs, based on using the "simplified method" as outlined in Staff Accounting Bulletin No. 107 as published by the Securities and Exchange Commission, is five years. Based on this effective term, the five-year Treasury Bond rates as of the date of grant were used to estimate the risk-free rate of return.
	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life	Estimated Fair Value
2007	1.5%	49.9%	3.44%	5 years	$3.20
2006	1.5%	35.0%	4.70%	5 years	$3.39
2005	2.0%	54.4%	4.38%	5 years	$2.03

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK BASED COMPENSATION (Continued)

Option activity for the year ended December 31, 2007 is as follows for all plans:
	Total Number of Options	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2006	1,675,221	$4.20
Granted and vested	--	--
Exercised	(711,397)	4.09
Cancelled	(17,965)	3.43
Options outstanding and exercisable at December 31, 2007	945,859	4.34	$3,117,339	5.5

The weighted-average grant date fair value of options granted in 2005 was $2.03. No options were granted in 2006 or 2007. Total intrinsic value of options exercised during years ended December 31, 2005, 2006 and 2007 were $347,845, $9,253,462, and $8,265,521, respectively.

SARs activity for the year ended December 31, 2007 is as follows for all plans:
	Total Number of SARs	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

SARs outstanding and exercisable at December 31, 2006	360,932	$2.95
Granted and vested	226,742	3.20
Exercised	(57,164)	3.04
Cancelled	(1,125)	3.39
SARs outstanding and exercisable at December 31, 2007	529,385	3.06	$300,860	9.2

The weighted-average grant date fair value of SARs granted was $2.03, $3.39 and $3.20 for years ended December 31, 2005, 2006 and 2007, respectively. These SARS could have been exercised for the issuance of 50,719 shares of the Company's common stock at December 31, 2007. The total intrinsic value of SARs exercised during the years ended December 31, 2006 and 2007 was $202,102 and $608,847, respectively. There were no SARs exercised during the year ended December 31, 2005.

The Company recorded $841,576 and $725,574 in compensation expense related to SARs granted for the years ended December 31, 2006 and 2007, respectively. The total income tax benefit recognized in the income statement related to SARs was $294,552 and $253,951 for 2006 and 2007, respectively.

Restricted Stock Awards. The Company issues restricted stock, at no cash cost, to directors, officers and key employees of the Company. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is generally three to five years. Dividends are paid on unvested restricted stock grants and all such dividends vest immediately.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK BASED COMPENSATION (Continued)

Restricted stock activity for the year ended December 31, 2007, is as follows:
	Total Number of Nonvested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)

Nonvested shares outstanding at December 31, 2006	385,734	$6.18
Granted	304,118	17.46
Vested	(131,369)	5.91
Cancelled	(26,580)	8.54
Nonvested shares outstanding at December 31, 2007	531,903	12.58	1.6

The weighted-average grant date fair value of nonvested shares granted was $4.76, $6.84 and $17.46 for years ended December 31, 2005, 2006 and 2007, respectively.

During 2005, 2006 and 2007 the Company recorded compensation expense of $76,906, $592,782 and $1,068,309, respectively, related to restricted stock awards. The total income tax benefit recognized in the income statement related to restricted stock awards was $26,917, $207,474 and $373,908 for 2005, 2006 and 2007, respectively. As of December 31, 2007, the Company had unearned stock-based compensation of $4,789,490 associated with these restricted stock grants. The unearned stock-based compensation related to these grants is being amortized to compensation expense over the applicable vesting periods.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2,500,000. At December 31, 2007 and 2006, the Company had outstanding letters of credit totaling $200,000.

At December 31, 2007, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. There were no significant repurchase agreements in effect as of December 31, 2007 and 2006. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results and cash flows.

The Company's products generally carry limited warranties, based on terms that are generally accepted in the marketplace. Selected components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed on to the end customer of the Company's products. The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations have principally involved replacement parts, labor and sometimes travel for field retrofit campaigns. The Company's estimates for motorhomes and emergency vehicles are based on historical experience, the number of units involved and the extent of features and components included in product models. Due to limited historical experience, the estimates for military vehicles are based upon experience with commercial vehicles.

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

Changes in the Company's warranty liability during the years ended December 31, 2007 and 2006 were as follows:
	2007	2006

Balance of accrued warranty at January 1	$6,380,740	$4,502,772

Warranties issued during the period	7,302,289	4,048,923

Cash settlements made during the period	(7,965,485)	(5,015,422)

Changes in liability for pre-existing warranties during the period, including expirations	5,105,988	2,844,467

Balance of accrued warranty at December 31	$10,823,532	$6,380,740

NOTE 11 - SHAREHOLDERS' RIGHTS PLAN

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

Each Right entitles shareholders to purchase one one-hundredth of a share of preferred stock from the Company at a price of $125 per share, subject to adjustment. The Rights will become exercisable ten business days after a person or group (Acquiring Person) acquires 20% or more of the Company's common stock or ten business days after an acquiring person announces a tender offer that would result in ownership of 20% or more of the Company's common stock or ten business days after the Company's Board of Directors determines, pursuant to certain criteria set forth in the Rights Agreement, that a person beneficially owning 15% or more of the outstanding shares of common stock is an "Adverse Person."

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

NOTE 12 - BUSINESS SEGMENTS

The Company segregates its operations into two reportable business segments: Spartan Chassis and EVTeam. The Spartan Chassis segment is an international engineer and manufacturer of custom motor vehicle chassis. The segment's principal markets are fire truck, motorhome and specialty vehicle chassis. The Company's EVTeam consists of three subsidiaries that are manufacturers of emergency vehicle bodies. Sales in the column labeled "other" represent sales from the Spartan Chassis segment to the EVTeam segment, which are eliminated from the consolidated sales totals. Assets and related depreciation expense, along with interest expense, in the column labeled "other" pertain to capital assets and debt maintained at the corporate level. Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations. Segment loss from operations in the "other" column contains the related eliminations for the allocation.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Sales and other financial information by business segment are as follows (amounts in thousands):

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2007
	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$217,225	--	--	$217,225
Fire truck chassis sales	116,236	--	$(23,041)	93,195
EVTeam product sales	--	$89,453	--	89,453
Other sales	282,049	--	--	282,049
Sales	$615,510	$89,453	$(23,041)	$681,922

Interest expense	--	$1,618	$130	$1,748
Depreciation expense	$1,796	1,165	1,102	4,063
Taxes (credit) on income	17,824	(2,510)	(1,591)	13,723
Segment earnings (loss)	34,815	(5,069)	(5,242)	24,504
Segment assets	219,885	54,076	44,703	318,664

Year Ended December 31, 2006
	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$204,165	--	--	$204,165
Fire truck chassis sales	108,302	--	$(23,631)	84,671
EVTeam product sales	--	$77,365	--	77,365
Other sales	79,177	--	--	79,177
Sales	$391,644	$77,365	$(23,631)	$445,378

Goodwill Impairment	--	$2,086	--	$2,086
Interest expense	$1	942	$(596)	347
Depreciation expense	1,142	1,298	423	2,863
Taxes (credit) on income	13,405	(1,853)	(408)	11,144
Segment earnings (loss)	24,681	(5,453)	(2,400)	16,828
Segment assets	123,282	49,941	17,425	190,648

Year Ended December 31, 2005
	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$189,170	--	--	$189,170
Fire truck chassis sales	85,498	--	$(15,946)	69,552
EVTeam product sales	--	$64,793	--	64,793
Other sales	19,492	--	--	19,492
Sales	$294,160	$64,793	$(15,946)	$343,007

Interest expense	--	$867	$(726)	$141
Depreciation expense	$1,040	1,190	417	2,647
Taxes (credit) on income	7,455	(2,173)	(205)	5,077
Segment earnings (loss)	14,498	(4,714)	(1,492)	8,292
Segment assets	52,447	50,282	20,479	123,208

Foreign sales are not significant.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2007 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$142,882,064	$152,582,845	$148,890,919	$237,566,647

Gross profit	$24,691,559	$24,012,682	$17,574,627	$30,222,400

Net earnings	$7,206,740	$6,515,502	$2,570,468	$8,211,567

Basic net earnings per share	$0.23	$0.20	$0.08	$0.26

Diluted net earnings per share	$0.22	$0.20	$0.08	$0.25

Summarized quarterly financial data for the year ended December 31, 2006 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$103,665,931	$109,227,185	$108,876,342	$123,608,181

Gross profit	$16,767,642	$18,673,924	$17,166,646	$20,767,761

Net earnings	$4,481,481	$4,992,797	$4,073,877	$3,280,292

Basic net earnings per share	$0.16	$0.17	$0.14	$0.10

Diluted net earnings per share	$0.15	$0.17	$0.13	$0.10

During the three month period ended December 31, 2006 the Company recorded a goodwill impairment charge related to its EVTeam segment totaling $2,086,394 as a charge against operating income.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheet of Spartan Motors, Inc. as of December 31, 2007 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2007. In connection with our audit of the financial statements, we have also audited the 2007 information in the financial statement schedule as listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2007, and the results of its operations and its cash flows for the year ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2007 information in the financial statement schedule referred to above, when considered in relation to the basic 2007 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of accounting for uncertain tax positions with the required adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 10, 2008

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spartan Motors, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Spartan Motors, Inc. as of December 31, 2007 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2007 and our report dated March 10, 2008 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 10, 2008

Report of Predecessor Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated balance sheet of Spartan Motors, Inc. and subsidiaries as of December 31, 2006, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2006. Our audits also included the financial statement schedule, as of and for the year ended December 31, 2006 and 2005, listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Spartan Motors, Inc. and subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based payments in connection with the required adoption of Statement of Financial Accounting Standards No. 123(R).
/s/ Ernst & Young LLP

Grand Rapids, Michigan
March 2, 2007

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

We previously reported a change in our registered public accounting firm from Ernst & Young, LLP to BDO Seidman, LLP.  On March 29, 2007, we filed a report on Form 8-K with the Securities and Exchange Commission reporting the change of accountants and making related disclosures.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Management's Report on Internal Control Over Financial Reporting.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Our effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions "Spartan Motors' Board of Directors and Executive Officers," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company's principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is posted on the "Corporate Information" section of the Company's website at www.spartanmotors.com. The Company has also adopted a Code of Business Conduct and Compliance applicable to all directors, officers and associates, which is posted on the "About Spartan" section of the Company's website at www.spartanmotors.com. Any waiver from or amendment to a provision of either code will be disclosed on the Company's website.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions "Compensation Discussion and Analysis," "Compensation of Directors," "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in for the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, and is incorporated herein by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2007.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,475,000	$5.67	1,735,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	1,475,000	$5.67	1,760,000

(1)

Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2007 (the "2007 Plan"), Spartan Motors, Inc. Stock Incentive Plan of 2005 (the "2005 Plan"), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the "2003 Plan"), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the "1998 Plan"), the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the "1996 Plan") and the Spartan Motors, Inc. 1994 Incentive Stock Option Plan (the "1994 Plan").

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

(3)

Each of the plans reflected in the above chart contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company's capitalization. Furthermore, each of the 2007 Plan, the 2005 Plan, the 2003 Plan, the 1998 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2007 Plan (1,350,000 shares), the 2005 Plan (328,726 shares), the 2003 Plan (29,189 shares) and the 1998 Plan (27,510 shares) represent shares that may be issued other than upon the exercise of an option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions "Transactions with Related Persons" and "Spartan Motors' Board of Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption "Independent Auditor Fees" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2008, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2007, and is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:
Consolidated Balance Sheets - December 31, 2007 and December 31, 2006

Consolidated Statements of Income - Years Ended December 31, 2007, 2006, and 2005

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows - Years Ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements - December 31, 2007

Independent Registered Public Accounting Firms' Reports on Consolidated Financial Statements - Years Ended December 31, 2007, 2006 and 2005

Independent Registered Public Accounting Firm's Report on Internal Controls - December 31, 2007

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

4.4

Rights Agreement dated July 7, 2007, between Spartan Motors, Inc. and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C. Previously filed as Exhibit 1 to the Company's Form 8-A filed on July 10, 2007, and incorporated herein by reference.

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

10.7	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company's 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.8

Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.9

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.10	Form of Stock Appreciation Rights Agreement.*

10.12	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.*

10.13	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.14	Supplemental Executive Retirement Plan.*

10.15

Note Purchase and Private Shelf Agreement with Prudential Management, Inc. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed December 4, 2007 and incorporated herein by reference.

16.1

Letter dated March 28, 2007 from Ernst & Young LLP to the Securities and Exchange Commission regarding a change in the Company's certifying accountant. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference.

21	Subsidiaries of Registrant.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.

          The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to James W. Knapp, Chief Financial Officer, Spartan Motors, Inc., 1000 Reynolds Road, Charlotte, Michigan 48813.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SPARTAN MOTORS, INC.

March 14, 2008	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 14, 2008	By	/s/ John E. Sztykiel
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 14, 2008	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

March 14, 2008	By	/s/ Richard J. Schalter
Richard J. Schalter, Director

March 14, 2008	By	/s/ William F. Foster
William F. Foster, Director

March 14, 2008	By	* /s/ George Tesseris
George Tesseris, Director

March 14, 2008	By	* /s/ David R. Wilson
David R. Wilson, Director

March 14, 2008	By	* /s/ Charles E. Nihart
Charles E. Nihart, Director

March 14, 2008	By	* /s/ Hugh W. Sloan
Hugh W. Sloan, Director

March 14, 2008	By	* /s/ Kenneth Kaczmarek
Kenneth Kaczmarek, Director

March 14, 2008	*By	/s/ James W. Knapp
James W. Knapp Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2007:

Allowance for doubtful accounts	$373,000	$1,062,031	$--	$633,031	$802,000

Obsolescence and slow-moving reserves	2,445,795	583,358	--	872,736	2,156,417

Accrued warranty	6,380,740	12,408,277	--	7,965,485	10,823,532

Valuation allowance for deferred tax assets	529,000	44,000	--	151,000	422,000

Year ended December 31, 2006:

Allowance for doubtful accounts	$202,000	$219,494	$--	$48,494	$373,000

Obsolescence and slow-moving reserves	2,073,031	1,288,033	--	915,269	2,445,795

Accrued warranty	4,502,772	6,893,390	--	5,015,422	6,380,740

Valuation allowance for deferred tax assets	424,000	105,000	--	--	529,000

Year ended December 31, 2005:

Allowance for doubtful accounts	$400,000	$(77,959)	$--	$120,041	$202,000

Obsolescence and slow-moving reserves	2,240,007	624,327	--	791,303	2,073,031

Accrued warranty	3,670,761	4,645,181	--	3,813,170	4,502,772

Valuation allowance for deferred tax assets	10,334,000	408,000	--	10,318,000	424,000

EXHIBIT INDEX
Exhibit Number	Document

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

4.4

Rights Agreement dated July 7, 2007, between Spartan Motors, Inc. and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C. Previously filed as Exhibit 1 to the Company's Form 8-A filed on July 10, 2007, and incorporated herein by reference.

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

10.7	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company's 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.8

Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

i

10.9

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.10	Form of Stock Appreciation Rights Agreement.*

10.12	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005 and incorporated herein by reference.*

10.13	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.14	Supplemental Executive Retirement Plan.*

10.15

Note Purchase and Private Shelf Agreement with Prudential Management, Inc. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed December 4, 2007 and incorporated herein by reference.

16.1

Letter dated March 28, 2007 from Ernst & Young LLP to the Securities and Exchange Commission regarding a change in the Company's certifying accountant. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed March 29, 2007 and incorporated herein by reference.

21	Subsidiaries of Registrant.

23.1	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm.

23.2	Consent of Ernst & Young LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.

ii