Form 10-Q
period 2008-03-31
SPARTAN MOTORS INC
filed 2008-05-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2008

Common stock, $.01 par value	32,407,869 shares

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

•

Economic, legal and other factors could impact our customers' ability to pay accounts receivable balances due from them.  In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them.  These terms typically include a period of time between when the goods and services are tendered for delivery to the customer and when the customer needs to pay for these goods and services.  The amounts due under these payment terms are listed as accounts receivable on our balance sheet.  Prior to collection of these accounts receivable, our customers could encounter drops in sales, large legal settlements, or other factors which could impact their ability to continue as a going concern and which could affect the collectability of these amounts.  Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as the company has major customers with material accounts receivable balances at any given time.

•

Changes in economic conditions, including changes in interest rates, financial market performance and our industry. These types of changes can impact the economy in general, resulting in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes can impact only those parts of the economy upon which we rely in a unique fashion, including, by way of example:

•

Credit availability can impact our direct customers' and our direct customers' dealer network's ability to finance their operations, including inventory levels of our product. In addition, the condition of the housing market can cause liquidity issues for motorhome retail customers.

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

•

Our sales of specialty chassis for military vehicles depend on U.S. government contracts awarded to our customers. Multi-year U.S. government contracts generally are not fully funded at inception and are subject to termination. Currently, we derive a large portion of our revenue from the sale of specialty chassis for military vehicles. Our customers for these specialty chassis have prime contracts with military agencies of the U.S. government. There are unique risks associated with U.S. government contracts, and by extension, subcontracts. Changes in the congressional appropriations process, program funding levels, and unforeseen world events can interrupt, delay, or terminate the funding for any program or contract. Other risks particular to government contracts and subcontracts include:

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

•

Changes to the U.S. Department of Defense's Mine Resistant Ambush Protected ("MRAP") vehicle program may have an adverse effect on our earnings. Since 2005, the Company has derived significant revenue from the sale of specialty chassis for use in the U.S. Department of Defense's MRAP vehicle program. This program began in response to the need for better armored vehicles to protect U.S. soldiers from improvised explosive devices. The Department of Defense, through the various branches of the U.S. military, is expected to complete currently planned purchases of MRAP vehicles by 2009. There is no guarantee that the U.S. government will continue the MRAP program, or that a successor program, if any, would present opportunities for the Company. Whether we receive future orders for military vehicle chassis will depend upon the military's need and funding for vehicles and whether we are successful in submitting competitive bids for our chassis to prime contractors. The Company intends to pursue other opportunities pertaining to military vehicles, including service to existing vehicles and sales for foreign military use, but there can be no assurance that earnings from these opportunities will be realized.

•	Factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be exhaustive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of this Quarterly Report on Form 10-Q and of the Company's Annual Report on Form 10-K for the year ended December 31, 2007, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	March 31, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$5,297,736	$13,527,867
Accounts receivable, less allowance for doubtful
accounts of $1,696,000 in 2008 and $802,000 in 2007	171,707,513	132,906,559
Inventories	95,461,307	103,075,789
Deferred income tax assets	6,924,832	6,924,832
Other current assets	2,127,236	1,978,322
Total current assets	281,518,624	258,413,369

Property, plant, and equipment, net	59,292,410	56,673,215
Goodwill	2,457,028	2,457,028
Deferred income tax assets	775,000	775,000
Other assets	260,211	345,327
Total assets	$344,303,273	$318,663,939

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	March 31, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$71,789,607	$90,769,512
Accrued warranty	11,536,209	10,823,532
Accrued customer rebates	1,993,716	1,962,765
Accrued compensation and related taxes	8,748,349	10,430,556
Accrued vacation	1,951,144	1,758,354
Deposits from customers	6,163,027	5,539,824
Other current liabilities and accrued expenses	4,162,678	3,366,825
Taxes on income	7,026,184	551,074
Current portion of long-term debt	523,175	522,666
Total current liabilities	113,894,089	125,725,108

Other non-current liabilities	1,025,000	1,025,000
Long-term debt, less current portion	84,564,390	62,695,454

Shareholders' equity:
Preferred stock, no par value: 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; issued 32,407,644 shares and 32,352,679 shares in 2008 and 2007, respectively	324,076	323,527
Additional paid in capital	63,468,543	62,648,429
Retained earnings	81,027,175	66,246,421
Total shareholders' equity	144,819,794	129,218,377
Total liabilities and shareholders' equity	$344,303,273	$318,663,939

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2008	2007

Sales	$264,094,756	$142,882,064
Cost of products sold	223,465,142	118,190,505
Gross profit	40,629,614	24,691,559

Operating expenses:
Research and development	4,687,555	3,789,579
Selling, general and administrative	12,539,581	9,482,122
Operating income	23,402,478	11,419,858

Other income (expense):
Interest expense	(732,449)	(246,024)
Interest and other income	93,197	137,044
Earnings before taxes on income	22,763,226	11,310,878

Taxes on income	7,982,472	4,104,138
Net earnings	$14,780,754	$7,206,740

Basic net earnings per share	$.46	$0.23

Diluted net earnings per share	$.45	$0.22

Basic weighted average common shares outstanding	31,954,000	31,655,000

Diluted weighted average common shares outstanding	32,512,000	32,610,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net earnings	$14,780,754	$7,206,740
Adjustments to reconcile net earnings to net cash
used in operating activities:
Depreciation	1,327,221	823,667
Gain on disposal of assets	(2,500)	--
Tax benefit from stock incentive plan transactions	(53,291)	(1,553,197)
Stock based compensation related to restricted stock	417,711	202,427
Decrease (increase) in operating assets:
Accounts receivable	(38,800,954)	(16,622,907)
Inventories	7,614,482	(8,619,532)
Other assets	(63,798)	6,366,715
Increase (decrease) in operating liabilities:
Accounts payable	(18,979,905)	5,620,968
Accrued warranty	712,677	1,811,741
Accrued compensation and related taxes	(1,682,207)	(2,952,397)
Accrued vacation	192,790	205,622
Accrued customer rebates	30,951	(1,084,907)
Deposits from customers	623,203	(326,479)
Other current liabilities and accrued expenses	795,852	1,203,295
Taxes on income	6,528,402	1,111,628
Total adjustments	(41,339,366)	(13,813,356)
Net cash used in operating activities	(26,558,612)	(6,606,616)
Cash flows from investing activities:
Purchases of property, plant and equipment	(3,946,416)	(7,038,639)
Proceeds from sale of property, plant and equipment	2,500	--
Net cash used in investing activities	(3,943,916)	(7,038,639)
Cash flows from financing activities:
Proceeds from long-term debt	79,500,000	18,000,000
Payments on long-term debt	(57,630,555)	(22,091,354)
Proceeds from the exercise of stock options	349,661	3,639,848
Cash retained on taxes due to stock incentive plan transactions	53,291	1,553,197
Net cash provided by financing activities	22,272,397	1,101,691
Net decrease in cash and cash equivalents	(8,230,131)	(12,543,564)
Cash and cash equivalents at beginning of period	13,527,867	13,834,892
Cash and cash equivalents at end of period	$5,297,736	$1,291,328

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2007, as previously reported	32,352,679	$323,527	$62,648,429	$66,246,421	$129,218,377

Issuance of common stock and the tax benefit of stock incentive plan transactions	61,428	614	402,338	--	402,952

Cancellation of restricted stock	(6,463)	(65)	65	--	--

Stock based compensation expense related to restricted stock	--	--	417,711	--	417,711

Net earnings	--	--	--	14,780,754	14,780,754

Balance at March 31, 2008	32,407,644	$324,076	$63,468,543	$81,027,175	$144,819,794

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________

Note 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2007, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008. There have been no changes in such accounting policies.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2008 and the results of operations and cash flows for the three- month periods ended March 31, 2008 and 2007.

The results of operations for the three-month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2008	December 31, 2007

Finished goods	$7,624,299	$18,346,128
Work in process	24,839,601	21,426,663
Raw materials and purchased components	65,215,669	65,459,415
Obsolescence reserve	(2,218,262)	(2,156,417)
	$95,461,307	$103,075,789

Note 3 - WARRANTIES

The Company's products generally carry limited warranties based on terms that are generally accepted in the marketplace. Some components included in the Company's end products (such as engines, transmissions, tires, etc.) may include manufacturers' warranties. These manufacturers' warranties are generally passed onto the end customer of the Company's products.

The Company's policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management's best estimate of the expected future cost of honoring the Company's obligations under the warranty agreements. Historically, the cost of fulfilling the Company's warranty obligations has principally involved replacement parts and labor for field retrofit campaigns. The Company's estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. The estimates for military vehicles are based upon experience with commercial vehicles.

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

Changes in the Company's warranty liability were as follows:

For the three months ended March 31:

	2008	2007

Balance of accrued warranty at January 1	$10,823,532	$6,380,740

Warranties accrued during the period	1,827,643	1,370,323

Cash settlements made during the period	(1,255,423)	(1,569,437)

Changes in liability for pre-existing warranties
during the period, including expirations	140,457	2,010,855

Balance of accrued warranty at March 31	$11,536,209	$8,192,481

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2008, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Note 5 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$38,145	$--	$--	$38,145
Fire truck chassis sales	29,737	--	(5,449)	24,288
EVTeam product sales	--	24,252	--	24,252
Other sales	177,410	--	--	177,410
Total Sales	$245,292	$24,252	$(5,449)	$264,095
Interest expense (income)	$(51)	$398	$385	$732
Depreciation expense	589	281	457	1,327
Taxes (credit) on income	8,820	(233)	(605)	7,982
Segment earnings (loss)	16,644	(436)	(1,427)	14,781
Segment assets	251,171	52,172	42,295	345,638

Three Months Ended March 31, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$56,154	$--	$--	$56,154
Fire truck chassis sales	30,624	--	(6,531)	24,093
EVTeam product sales	--	21,400	--	21,400
Other sales	41,235	--	--	41,235
Total Sales	$128,013	$21,400	$(6,531)	$142,882
Interest expense	$--	$308	$(62)	$246
Depreciation expense	385	309	130	824
Taxes (credit) on income	4,701	(358)	(239)	4,104
Segment earnings (loss)	8,360	(722)	(431)	7,207
Segment assets	137,587	50,426	14,986	202,999

Note 6 - NEW AND PENDING ACCOUNTING STANDARDS

In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase in additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. For the first quarter of 2008, EITF 06-11 did not have an effect on the Company's consolidated results of operations or its financial position. The Company does not expect this EITF to have a material impact on its future consolidated results of operation or its financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure eligible financial instruments at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position. Through March 31, 2008, the Company had not elected the fair value option for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through March 31, 2008, SFAS No. 157 had no effect on the Company's consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such is not expected to have a material impact on the Company's consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) the reporting unit under step one of the Company's goodwill impairment test.

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

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company's chassis or integrating the drive train with the armored body. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder and waterway components for fire trucks.

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

The Company expects future growth and earnings to come from:

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire and Road Rescue.

•	EVTeam operational improvements as processes are reengineered to lower costs by eliminating non-value added activities.

•	Further market share gain in the Class A motorhome market as the Company's chassis continue to lead the way in design features such as stability, ride, durability and dependability.

•	Recent additions to manufacturing capacity for fire truck chassis cabs, specialty vehicles, and motorhome chassis, expanded our capability to fulfill current and future market needs.

•

In 2007, the Company unveiled the Furion which is the entry-level fire truck cab and chassis in the Spartan Chassis product line. The Furion is designed to bridge the market between custom and commercial vehicles.

•

Opportunities in the areas of specialty vehicles, service parts and micro-niche markets. The Company has received subcontract orders under the Mine Resistant Ambush Protected (MRAP) program, the Iraqi Light Armored Vehicle (ILAV) program, the Joint IED-Defeat Organization (JIEDDO) program, the Yemen Light Armored Vehicle (YLAV) program and the Special Operations Command (SOCOM) program. The Company's current backlog for these specialty vehicles will support production through most of 2008. There is an opportunity for increased service parts sales as the number of military vehicles in the field grows. The Company believes it is well positioned to seek additional military business, but this business is subject to unique risks and uncertainties identified in the "Forward Looking Statements" section of this Form 10-Q and disclosed in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

•

Potential for increased sales from our EVTeam due to the introduction of new technology such as the "Boomer", an innovative, low cost product that will provide an aerial waterway for fire departments looking for a cost effective solution. The Boomer also offers other features such as lifting and elevated lighting capabilities in addition to the necessary connections to operate vehicle extraction tools.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle market.

The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2008 compared to the three-month period ended March 31, 2007. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 14, 2008.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

	March 31, 2008			March 31, 2007
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of products sold	84.1%	93.3%	84.6%	81.7%	93.7%	82.7%
Gross profit	15.9%	6.7%	15.4%	18.3%	6.3%	17.3%
Operating expenses:
Research and development	1.7%	2.0%	1.8%	2.5%	2.6%	2.7%
Selling, general and administrative	3.8%	6.2%	4.7%	5.5%	7.5%	6.7%
Operating income (loss)	10.4%	-1.5%	8.9%	10.3%	-3.8%	7.9%
Other income (expense)	0.0%	-1.3%	-0.3%	0.0%	-1.1%	-0.1%
Earnings (loss) before taxes (credit) on income	10.4%	-2.8%	8.6%	10.3%	-4.9%	7.8%
Taxes (credit) on income	3.6%	-1.0%	3.0%	3.7%	-1.7%	2.8%
Net earnings (loss)	6.8%	-1.8%	5.6%	6.6%	-3.2%	5.0%

Quarter Ended March 31, 2008, Compared to the Quarter Ended March 31, 2007

For the three months ended March 31, 2008, consolidated sales increased $121.2 million (84.8%) over sales for the same period in 2007. The increase was primarily due to a $117.3 million (91.6%) increase in Spartan Chassis sales. Other sales at Spartan Chassis, which include specialty chassis and service parts sales, drove the majority of the increase, with a $136.2 million (330.2%) increase over the prior year's quarter. This increase was partially offset by motorhome chassis sales, which decreased $18.0 million (32.1%), and fire truck chassis sales, which were relatively flat compared to the prior year recording a slight decrease of $0.9 million (2.9%). The increase in other sales was a result of increased orders for specialty chassis for Mine Resistant Ambush Protected (MRAP) vehicle chassis as well as service parts to support MRAP vehicles. The decrease in motorhome chassis sales was primarily a result of weakened economic conditions impacting the motorhome market as a whole. Fire truck sales were consistent with sales in the first quarter of 2007.

The EVTeam also contributed to the overall sales increase. Compared to the same period in 2007, sales increased $2.9 million (13.3%) as a result of operational progress at all three EVTeam locations. Road Rescue sales increased $1.4 million (27.9%); Crimson Fire's sales increased $1.3 million (9.1%) and Crimson Aerials sales increased $0.1 (4.9%). Higher volumes of product were the primary drivers of the increases over the prior quarter of 2007.

Gross profit increased from $24.7 million for the quarter ended March 31, 2007 to $40.6 million for the same period in 2008 due to higher sales volumes. However, gross margin as a percent of sales decreased from 17.3% to 15.4% for these same time periods, due primarily to a change in the product sales mix. In the first quarter of 2007, the specialty chassis in production at Spartan Chassis were a part of lower volume military programs while the primary specialty chassis product in production in the first quarter of 2008 is part of the MRAP program. The MRAP program is a highly competitive program with many OEM's bidding to secure orders resulting in lower margins for these specialty chassis.

Operating expenses as a percentage of sales decreased from 9.4% for the first three months of 2007 to 6.5% for the same period of 2008 as a result of increased efficiencies gained from higher sales volumes. While consolidated sales recorded an 84.8% increase, operating expense dollars grew at a much smaller rate, 29.8% ($4.0 million) in the first quarter of 2008 over the same period of 2007. This increase was driven primarily by higher variable bonus compensation at Spartan Chassis as a result of the higher profitability of the segment. In addition, incremental support staff was added at Spartan Chassis to support the higher sales volumes.

Interest expense increased $0.5 million or 197.7% over the same quarter in 2007 due to the increased debt to support increased working capital and increased investments in property, plant and equipment.

The effective income tax rate was 35.1% in the first quarter of 2008 and 36.3% in the first quarter of 2007. The effective tax rates for 2008 and 2007 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased $7.6 million ($0.23 per diluted share, post-split) from $7.2 million ($0.22 per diluted share, post-split) in 2007 to $14.8 million ($0.45 per diluted share) in 2008 as a result of the factors discussed above.

Total chassis unit orders received during the first quarter of 2008 increased 25.2% compared to the same period in 2007. This is a result of increases in all product lines with the exception of motorhome chassis for reasons noted above. The largest driver of the increase was specialty chassis unit orders, consisting of a 318.9% increase over the prior year primarily due to the orders for the MRAP program.

The U.S. Department of Defense launched the MRAP program in response to the need to protect U.S. troops in Iraq from roadside bombs and other improvised explosive devices. By mid-2007, the Department of Defense considered the MRAP program its highest priority, and the program received significant appropriations. As the Department of Defense completes its planned purchases, MRAP purchases will decline significantly, and the Company expects that chassis sales attributable to the MRAP program will experience a corresponding decline. The Company's largest customer during 2007, a producer of blast-protected vehicles, has publicly disclosed that it has no MRAP orders currently in place for 2009, and the Company's third largest customer of 2007 has publicly stated that it expects its MRAP sales to end by 2009.

While the expected ramping down of the MRAP program will likely affect our revenue and earnings, the Company believes that revenue opportunities exist in parts, refurbishment and replacement of MRAP vehicle chassis, and in the sale of specialty chassis for military use in non-U.S. military forces and chassis for future armored vehicle programs.

At March 31, 2008, the Company had $304.6 million in backlog, compared with a backlog of $250.1 million at March 31, 2007. This reflects an increase in Spartan Chassis backlog of $79.4 million, partially offset by a decrease in EVTeam backlog of $24.9 million. The Company anticipates filling its current backlog orders by October 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an estimated annualized return on invested capital (ROIC) of 42.6% in the first quarter of 2008, a 65.8% increase compared to the ROIC of 25.7% for the same period in 2007. The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

For the three months ended March 31, 2008, cash used in operating activities was $26.6 million, which was a $20.0 million increase from the $6.6 million of cash used in operating activities for the three months ended March 31, 2007.  The $26.6 million of cash used was primarily due to increased working capital needs at Spartan Chassis to support higher sales levels in the quarter. See the Results of Operations section contained in Item 2 of this Form 10-Q for further information regarding the increase in sales levels.  Consolidated, the net impact of changes in accounts receivable, inventory and accounts payable, which are the largest drivers of working capital changes, represented the largest use of cash at $50.2 million.  This use of cash was funded in part by net earnings from continuing operations of $14.8 million.  See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the remaining various factors that represented the remaining fluctuation of $8.8 million in cash generated from operations during the period.

Additions to manufacturing capabilities resulted in increased investments in property, plant and equipment totaling $3.9 million. Cash needed for operations and the investments in property, plant and equipment were funded by cash on hand at December 31, 2007, net borrowings from long-term debt of $21.9 million and net proceeds from the exercise of stock options of $0.3 million. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further information regarding the decrease in cash and cash equivalents from $13.5 million at December 31, 2007 to $5.3 million at March 31, 2008.

Shareholders' equity increased $15.6 million, from $129.2 million as of December 31, 2007 to $144.8 million as of March 31, 2008. The increase was driven by $14.8 million in net income of the Company, $0.4 million from compensation related to restricted stock and $0.4 million from the exercise of stock options and stock appreciation rights including the corresponding tax benefit.

During its April 22, 2008 meeting, the Board of Directors approved an additional $10.0 million revolving note payable with JP Morgan Chase Bank, increasing the total unsecured borrowings available to $75.0 million. The Company had borrowings of $57.5 million under this debt agreement in the form of a line of credit as of March 31, 2008. The Company also had a $10.0 million term note as of March 31, 2008 under the same debt agreement. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. Working capital and capital expenditures created the need for the additional borrowings. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At March 31, 2008, the Company was in compliance with all debt covenants.

The Company has a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to an additional $40 million to be issued in $5 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million term note issued under this shelf agreement as of March 31, 2008, which carried an interest rate of 4.93%.

The Company has an unsecured fixed rate long term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At March 31, 2008, the total outstanding amount on this note was $6.3 million of which $466,667 is payable in 2008.

The Company has a secured line of credit for $0.2 million, which has an expiration date of July 5, 2008. This line of credit is secured by accounts receivable, inventory and equipment. There were no borrowings under this line at March 31, 2008. As of March 31, 2008, the Company was in compliance with all debt covenants.

The Company has secured mortgage notes of which $1.1 million and $0.1 million are outstanding as of March 31, 2008. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

The Company had construction in process as of March 31, 2008 for the site development and building construction for a new office building and renovations to manufacturing facilities. Total estimated construction costs for these projects were $13.9 million of which $4.9 million has been spent as of March 31, 2008. The related construction projects are expected to be completed by September 2008.

On April 22, 2008, the Board of Directors approved regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 16, 2008 and $0.05 per share on December 17, 2008 to shareholders of record on May 16, 2008 and November 17, 2008, respectively.

The Company believes it has sufficient resources from cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit and anticipated renewals to satisfy ongoing cash requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008. These policies were selected because they are broadly applicable within the Company's operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Based upon the estimated fair value of the Company's reporting unit using a discounted cash flow valuation, the goodwill at its Crimson Fire subsidiary which is included in the Company's EVTeam reportable segment was not impaired as of October 1, 2007, the most recent annual impairment test date.

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

Equity Compensation - SFAS 123(R), "Share-Based Payment", addresses the accounting for share-based employee compensation and was adopted by the Company on January 1, 2006 utilizing the modified prospective approach. SFAS 123(R) requires that share options and stock appreciation rights (SARs) awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options and SARs granted under the Company's stock compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on historical statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different values, which in turn would result in higher or lower compensation expense recognized. We have not run the model with alternative inputs to quantify their effects on the fair value of the options or SARs.

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

NEW AND PENDING ACCOUNTING POLICIES

See note 6 to the condensed consolidated financial statements included in Item 1 of this Form 10-Q.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's revolving notes payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would result in additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposures to market risk since December 31, 2007. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At March 31, 2008, the Company had no debt outstanding under its variable rate short-term and $57.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

Changes to the U.S. Department of Defense's Mine Resistant Ambush Protected ("MRAP") vehicle program may have an adverse effect on our earnings.

Since 2005, the Company has derived significant revenue from the sale of specialty chassis for use in the U.S. Department of Defense's MRAP vehicle program. This program began in response to the need for better armored vehicles to protect U.S. soldiers from improvised explosive devices. The Department of Defense, through the various branches of the U.S. military, is expected to complete currently planned purchases of MRAP vehicles by 2009. There is no guarantee that the U.S. government will continue the MRAP program, or that a successor program, if any, would present opportunities for the Company. Whether we receive future orders for military vehicle chassis will depend upon the military's need and funding for vehicles and whether we are successful in submitting competitive bids for our chassis to prime contractors. The Company intends to pursue other opportunities pertaining to military vehicles, including service to existing vehicles and sales for foreign military use, but there can be no assurance that earnings from these opportunities will be realized.

Economic, legal and other factors could impact our customers' ability to pay accounts receivable balances due from them. In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them. These terms typically include a period of time between when the goods and services are tendered for delivery to the customer and when the customer needs to pay for these goods and services. The amounts due under these payment terms are listed as accounts receivable on our balance sheet. Prior to collection of these accounts receivable, our customers could encounter drops in sales, large legal settlements, or other factors which could impact their ability to continue as a going concern and which could affect the collectability of these amounts. Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as the company has major customers with material accounts receivable balances at any given time.

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

Date: May 8, 2008	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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