Form 10-Q
period 2008-06-30
SPARTAN MOTORS INC
filed 2008-08-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008

Common stock, $.01 par value	32,698,882 shares

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

•

Changes to the U.S. Department of Defense's Mine Resistant Ambush Protected ("MRAP") vehicle program may have an adverse effect on our earnings. Since 2005, the Company has derived significant revenue from the sale of specialty chassis for use in the U.S. Department of Defense's MRAP vehicle program. This program began in response to the need for better armored vehicles to protect U.S. soldiers from improvised explosive devices. The Department of Defense, through the various branches of the U.S. military, is expected to complete currently planned purchases of MRAP vehicles by 2009. There is no guarantee that the U.S. government will continue the MRAP program, or that a successor program, if any, would present opportunities for the Company. Whether we receive future orders for military vehicle chassis will depend upon the military's need and funding for vehicles and whether we are successful in submitting competitive bids for our chassis to prime contractors. The Company intends to pursue other opportunities pertaining to military vehicles. These opportunities could include sales of specialty chassis to the U.S. Department of Defense or other foreign militaries. The Company also intends to pursue opportunities related to service, parts and accessories for existing and future vehicles. There can be no assurance that earnings from these opportunities will be realized.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	June 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$3,166,002	$13,527,867
Accounts receivable, less allowance for
doubtful accounts of $478,800 in 2008
and $1,437,000 in 2007	102,640,619	132,906,559
Inventories	113,106,890	103,075,789
Deferred income tax assets	6,924,832	6,924,832
Taxes receivable	1,908,394	--
Other current assets	2,143,810	1,978,322
Total current assets	229,890,547	258,413,369

Property, plant, and equipment, net	62,042,817	56,673,215
Goodwill	2,457,028	2,457,028
Deferred income tax assets	775,000	775,000
Other assets	209,155	345,327
Total assets	$295,374,547	$318,663,939

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	June 30, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$50,808,264	$90,769,512
Accrued warranty	11,339,251	10,823,532
Accrued customer rebates	2,178,939	1,962,765
Accrued compensation and related taxes	11,704,044	12,188,910
Deposits from customers	5,842,975	5,539,824
Other current liabilities and accrued expenses	4,640,492	3,366,825
Taxes on income	--	551,074
Current portion of long-term debt	523,459	522,666
Total current liabilities	87,037,424	125,725,108

Other non-current liabilities	1,108,000	1,025,000
Long-term debt, less current portion	53,433,434	62,695,454

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; issued 32,625,476 shares and 32,352,679 shares in 2008 and 2007, respectively	326,255	323,527
Additional paid in capital	63,644,167	62,648,429
Retained earnings	89,825,267	66,246,421
Total shareholders' equity	153,795,689	129,218,377
Total liabilities and shareholders' equity	$295,374,547	$318,663,939

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended June 30,
	2008	2007

Sales	$196,519,986	$152,582,845
Cost of products sold	162,772,122	128,570,163
Gross profit	33,747,864	24,012,682

Operating expenses:
Research and development	4,742,862	3,696,192
Selling, general and administrative	12,886,262	9,669,552
Operating income	16,118,740	10,646,938

Other income (expense):
Interest expense	(436,227)	(436,011)
Interest and other income	199,424	192,315
Earnings before taxes on income	15,881,937	10,403,242

Taxes on income	5,466,528	3,887,740
Net earnings	$10,415,409	$6,515,502

Basic net earnings per share	$0.33	$0.20

Diluted net earnings per share	$0.32	$0.20

Basic weighted average common shares outstanding	32,001,000	32,073,000

Diluted weighted average common shares outstanding	32,705,000	32,947,000

Cash dividends per common share	$0.05	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Six Months Ended June 30,
	2008	2007

Sales	$460,614,742	$295,464,909
Cost of products sold	386,237,264	246,760,668
Gross profit	74,377,478	48,704,241

Operating expenses:
Research and development	9,430,417	7,485,771
Selling, general and administrative	25,425,843	19,151,674
Operating income	39,521,218	22,066,796

Other income (expense):
Interest expense	(1,168,676)	(682,035)
Interest and other income	292,621	329,359
Earnings before taxes on income	38,645,163	21,714,120

Taxes on income	13,449,000	7,991,878
Net earnings	$25,196,163	$13,722,242

Basic net earnings per share	$0.79	$0.43

Diluted net earnings per share	$0.77	$0.42

Basic weighted average common shares outstanding	31,957,000	31,828,000

Diluted weighted average common shares outstanding	32,554,000	32,549,000

Cash dividends per common share	$0.05	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net earnings	$25,196,163	$13,722,242
Adjustments to reconcile net earnings to net cash
Provided (used) in operating activities:
Depreciation	2,736,352	1,691,884
Loss on disposal of assets	62,302	2,407
Tax expense (benefit) from stock incentive plan transactions	109,329	(3,056,283)
Deferred income taxes	--	(70,000)
Stock based compensation related to restricted stock	1,016,037	352,721
Decrease (increase) in operating assets:
Accounts receivable	30,265,940	(14,285,637)
Inventories	(10,031,101)	(14,575,171)
Taxes receivable	(1,908,394)	(2,974,282)
Other assets	(29,316)	8,717,890
Increase (decrease) in operating liabilities:
Accounts payable	(39,961,248)	9,764,861
Accrued warranty	515,719	1,741,231
Accrued compensation and related taxes	(484,866)	(1,598,149)
Accrued customer rebates	216,174	(1,213,181)
Deposits from customers	303,151	(2,085,421)
Other current liabilities and accrued expenses	1,273,667	282,956
Taxes on income	(577,403)	2,167,654
Total adjustments	(16,493,657)	(15,136,520)
Net cash provided (used) in operating activities	8,702,506	(1,414,278)
Cash flows from investing activities:
Purchases of property, plant and equipment	(8,221,479)	(14,490,713)
Proceeds from sale of property, plant and equipment	53,223	9,500
Net cash used in investing activities	(8,168,256)	(14,481,213)
Cash flows from financing activities:
Proceeds from long-term debt	126,500,000	54,000,000
Payments on long-term debt	(135,761,227)	(54,260,396)
Proceeds from the exercise of stock options and stock appreciation rights	91,758	2,547,466
Cash retained (used) in taxes due to stock incentive plan transactions	(109,329)	3,056,283
Payment of dividends	(1,617,317)	(1,698,822)
Net cash provided (used) in financing activities	(10,896,115)	3,644,531
Net decrease in cash and cash equivalents	(10,361,865)	(12,250,960)
Cash and cash equivalents at beginning of period	13,527,867	13,834,892
Cash and cash equivalents at end of period	$3,166,002	$1,583,932

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2007	32,352,679	$323,527	$62,648,429	$66,246,421	$129,218,377

Issuance of common stock and the tax benefit of stock incentive plan transactions	67,905	679	(18,250)	--	(17,571)

Issuance of restricted stock, net of cancellation	204,892	2,049	(2,049)	--	--

Stock based compensation expense related to restricted stock	--	--	1,016,037	--	1,016,037

Dividends paid	--	--	--	(1,617,317)	(1,617,317)

Net earnings	--	--	--	25,196,163	25,196,163
Balance at June 30, 2008	32,625,476	326,255	63,644,167	89,825,267	153,795,689

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of June 30, 2008, the results of operations for the three- and six-month periods ended June 30, 2008 and 2007 and the cash flows for the six-month period ended June 30, 2008.

The results of operations for the three- and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 - INVENTORIES

Inventories are summarized as follows:

	June 30, 2008	December 31, 2007

Finished goods	$12,059,786	$18,346,128
Work in process	25,663,721	21,426,663
Raw materials and purchased components	77,749,974	65,459,415
Obsolescence reserve	(2,366,591)	(2,156,417)
	$113,106,890	$103,075,789

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

Changes in the Company's warranty liability were as follows for the six months ended June 30:

	2008	2007

Balance of accrued warranty at January 1	$10,823,532	$6,380,740

Warranties accrued during the period	2,969,886	3,167,518

Cash settlements made during the period	(2,808,681)	(3,735,771)

Changes in liability for pre-existing warranties
during the period, including expirations	354,514	2,309,484
Balance of accrued warranty at June 30	$11,339,251	$8,121,971

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2008, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Note 5 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended June 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$30,206	$--	$--	$30,206
Fire truck chassis sales	25,627	--	(6,259)	19,368
EVTeam product sales	--	22,007	--	22,007
Other sales	124,939	--	--	124,939
Total Sales	$180,772	$22,007	$(6,259)	$196,520
Interest expense	$64	$372	$--	$436
Depreciation expense	649	297	463	1,409
Taxes (credit) on income	6,935	(393)	(1,075)	5,467
Segment earnings (loss)	12,433	(714)	(1,304)	10,415
Segment assets	200,445	54,795	40,135	295,375

Three Months Ended June 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$60,390	$--	$--	$60,390
Fire truck chassis sales	28,868	--	(5,585)	23,283
EVTeam product sales	--	20,770	--	20,770
Other sales	48,140	--	--	48,140
Total Sales	$137,398	$20,770	$(5,585)	$152,583
Interest expense	$2	$370	$64	$436
Depreciation expense	407	299	160	866
Taxes (credit) on income	4,988	(525)	(575)	3,888
Segment earnings (loss)	8,078	(955)	(607)	6,516
Segment assets	137,184	53,326	23,594	214,104

Six Months Ended June 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$68,351	$--	$--	$68,351
Fire truck chassis sales	55,364	--	(11,708)	43,656
EVTeam product sales	--	46,259	--	46,259
Other sales	302,349	--	--	302,349
Total Sales	$426,064	$46,259	$(11,708)	$460,615
Interest expense	$13	$769	$387	$1,169
Depreciation expense	1,238	578	920	2,736
Taxes (credit) on income	15,754	(626)	(1,679)	13,449
Segment earnings (loss)	29,077	(1,150)	(2,731)	25,196
Segment assets	200,445	54,795	40,135	295,375

Six Months Ended June 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$116,544	$--	$--	$116,544
Fire truck chassis sales	59,492	--	(12,116)	47,376
EVTeam product sales	--	42,170	--	42,170
Other sales	89,375	--	--	89,375
Total Sales	$265,411	$42,170	$(12,116)	$295,465
Interest expense	$2	$678	$2	$682
Depreciation expense	792	608	292	1,692
Taxes (credit) on income	9,689	(884)	(813)	7,992
Segment earnings (loss)	16,438	(1,677)	(1,039)	13,722
Segment assets	137,184	53,326	23,594	214,104

Note 6 - NEW AND PENDING ACCOUNTING STANDARDS

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS No. 162 to have a material impact on its future consolidated results of operations or its financial position.

In June 2007, the Financial Accounting Standards Board (FASB) ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase in additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. For the second quarter of 2008, EITF 06-11 did not have a material effect on the Company's consolidated results of operations or its financial position. The Company does not expect this EITF to have a material impact on its future consolidated results of operation or its financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure eligible financial instruments at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position. Through June 30, 2008, the Company had not elected the fair value option for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through June 30, 2008, SFAS No. 157 had no effect on the Company's consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such is not expected to have a material impact on the Company's consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) the reporting unit under step one of the Company's goodwill impairment test.

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

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and specialty vehicles. Spartan Chassis focuses on certain custom niches within its three principal markets and believes that opportunities for growth remains for custom-built chassis and vehicles in each market.

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

The Company expects future growth and earnings to come from:

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire and Road Rescue.

•	EVTeam operational improvements as processes are reengineered to lower costs by eliminating non-value added activities

•	Further market share gain in the Class A motorhome market as the Company's chassis continue to lead the way in design features such as stability, ride, durability and dependability.

•	Recent additions to manufacturing capacity for fire truck chassis cabs, specialty vehicles, and motorhome chassis, expanded our capability to fulfill current and future market needs.

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

•	There is an opportunity for increased service, parts and accessory sales as the number of military vehicles containing the Company's components in the field grows.

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

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and six-month periods ended June 30, 2008 compared to the three- and six-month periods ended June 30, 2007. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and exchange Commission on March 14, 2008.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

Three months ended:

	June 30, 2008			June 30, 2007
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	82.2%	93.5%	82.8%	83.4%	94.7%	84.3%
Gross profit	17.8%	6.5%	17.2%	16.6%	5.3%	15.7%
Operating expenses:
Research and development	2.4%	2.2%	2.4%	2.2%	2.9%	2.4%
Selling, general, and administrative	4.7%	7.9%	6.6%	5.0%	8.2%	6.3%
Operating income	10.7%	-3.6%	8.2%	9.4%	-5.8%	7.0%
Other income (expense)	0.0%	-1.4%	-0.1%	0.0%	-1.3%	-0.3%
Earnings before taxes on income	10.7%	-5.0%	8.1%	9.4%	-7.1%	6.7%
Taxes on income	3.8%	-1.8%	2.8%	3.5%	-2.5%	2.4%
Net earnings	6.9%	-3.2%	5.3%	5.9%	-4.6%	4.3%

Six months ended:

	June 30, 2008			June 30, 2007
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	83.3%	93.4%	83.9%	82.6%	94.2%	83.5%
Gross profit	16.7%	6.6%	16.1%	17.4%	5.8%	16.5%
Operating expenses:
Research and development	2.0%	2.1%	2.0%	2.4%	2.8%	2.5%
Selling, general, and administrative	4.2%	7.0%	5.5%	5.2%	7.9%	6.5%
Operating income	10.5%	-2.5%	8.6%	9.8%	-4.9%	7.5%
Other income (expense)	0.0%	-1.4%	-0.2%	0.0%	-1.2%	-0.1%
Earnings before taxes on income	10.5%	-3.9%	8.4%	9.8%	-6.1%	7.4%
Taxes on income	3.7%	-1.4%	2.9%	3.6%	-2.1%	2.7%
Net earnings	6.8%	-2.5%	5.5%	6.2%	-4.0%	4.7%

Quarter Ended June 30, 2008, Compared to the Quarter Ended June 30, 2007

For the three months ended June 30, 2008, consolidated sales increased $43.9 million (28.8%) to $196.5 million, from $152.6 million in the second quarter of 2007. The increase was primarily due to the $43.4 million (31.6%) increase in Spartan Chassis sales. Other sales at Spartan Chassis drove the majority of this increase, with a $76.8 million (159.5%) increase over the prior year's quarter. The increase in other sales was partially offset by the decline in motorhome chassis sales of $30.2 million (50.0%) and the decline in fire truck chassis sales of $3.2 million (11.2%).

The increase in other sales at Spartan Chassis was primarily due to an increase of military chassis of $59.3 million (146.1%) coupled with an increase in service parts sales of $17.6 million (250.2%). The increase in military chassis sales was due to an increase in volume, mainly as a result of orders received under the Mine Resistant Ambush Protected (MRAP) program. See Item 1A "Risk Factors" relating to governmental contracts and the information regarding the MRAP program below for more details. The increase in service parts sales was due to an increase in volume of sales and corresponds to increased military vehicles in the field, principally as a result of the MRAP program mentioned above. The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole.

The EVTeam also contributed to the overall sales increase. Compared to the same period in 2007, sales increased $1.2 million (6.0%). This increase was primarily due to an increase in sales of ambulances of $2.3 million (59.2%) offset by lower fire truck sales of $1.5 million (-9.9%). These fluctuations were due to changes in sales volumes due to timing of deliveries.

Gross margin as a percent of sales increased to 17.2% from 15.7% for June 30, 2008 and 2007, respectively. The increase is due primarily to a change in the product sales mix, higher absorption of overhead and more favorable warranty and rework costs. The product mix shifted toward higher margin fire truck chassis and other product sales which include specialty chassis and service parts.

Operating expenses as a percentage of sales increased slightly from 8.7% in the second quarter of 2007 to 9.0% in the second quarter of 2008. This increase was driven primarily by higher bonus compensation accruals due to higher profitability.

Interest expense remained flat at $0.4 million for the three-months ended June 30, 2008 and 2007.

The effective income tax rate was 34.4% in the second quarter of 2008 and 37.4% for the same quarter of 2007. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales. In addition, the Company experienced lower state taxes during the second quarter of 2008 as a result of tax credits received in connection with plant expansion and job creation in the state of Michigan. The effective tax rates for 2008 and 2007 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased $3.9 million ($0.12 per diluted share) from $6.5 million ($0.20 per diluted share) in 2007 to $10.4 million ($0.32 per diluted share) in 2008 as a result of the factors discussed above.

Total chassis unit orders received during the second quarter of 2008 decreased slightly by 2.4% compared to the same period in 2007. This is the net result of increases from fire truck and military chassis offset by a decrease in motorhome chassis for reasons noted above.

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

At June 30, 2008, the Company had $320.2 million in backlog, compared with a backlog of $290.4 million at June 30, 2007. This reflects an increase in Spartan Chassis backlog of $49.4 million, partially offset by a decrease in EVTeam backlog of $19.6 million. The Company anticipates filling its current backlog orders by May 2009.

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

Six Months Ended June 30, 2008, Compared to the Six Months Ended June 30, 2007

For the six months ended June 30, 2008, consolidated sales increased $165.1 million (55.9%) to $460.6 million, from $295.5 million in the first six months of 2007. This increase in sales is mainly due to an increase in sales of $160.7 million (60.5%) at Spartan Chassis. A large decline in motorhome chassis sales of $48.2 million (-41.4%) and a slight decrease in fire truck chassis sales of $4.1 million (-6.9%) were more than offset by higher sales of other product of $213.0 million (238.3%).

The increase in other sales at Spartan Chassis was primarily due to an increase of military chassis of $183.0 million (239.5%) paired with an increase in service parts sales of $31.2 million (279.8%). The increase in military chassis sales was due to an increase in volume, mainly as a result of orders received under the MRAP program. See Item 1A "Risk Factors" relating to governmental contracts for more details. The increase in service parts sales was due to an increase in volume of sales and corresponds to increased military vehicles in the field, principally as a result of the MRAP program mentioned above. The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole.

EVTeam contributed to the sales increase by $4.1 million (9.7%) to $46.3 million during the first six months of 2008 compared with the prior year's first six months. The majority of this increase is due to higher ambulance sales, which were up $3.8 million (41.5%) over the prior year, due to higher sales order levels.

Gross margin as a percent of sales decreased from 16.5% to 16.1% for these same time periods, due primarily to a change in the product sales mix. The decline was expected due to a shift in product mix and margin pressures on military chassis due to increased competition. In the first half of 2007, the military chassis in production at Spartan Chassis were a part of lower volume military programs with higher margins versus the military chassis produced to date in 2008 under the higher volume MRAP program.

Operating expenses decreased as a percentage of sales to 7.5% for the six month period ended June 30, 2008 compared to 9.0% for the same period of 2007. This is a result of increased efficiencies gained from higher sales volumes. Operating expense dollars increased $8.2 million primarily due to higher compensation accruals for incentive plans reflecting the improved results year to date combined with greater wages and benefits related to higher staffing levels to support the sales increases.

The effective income tax rate was 34.8% in the first six months of 2008 and 36.8% in the same period of 2007. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales. In addition, the Company experienced lower state taxes during 2008 as a result of tax credits received in connection with plant expansion and job creation in the state of Michigan. The effective tax rates for 2008 and 2007 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased by $11.5 million ($0.35 per diluted share) to $25.2 million ($0.77 per diluted share) in the first six months of 2008 from $13.7 million ($0.42 per diluted share) in the same period of 2007 as a result of the factors discussed above.

Total chassis orders received during the first six months of 2008 increased 16.9% compared to the same period in 2007. This reflects increases in specialty chassis orders (78.1%), due to the MRAP program, and fire truck orders (49.1%), due to an increase in market share by fire truck customers. These were partially offset by a decrease in motorhome chassis orders (-51.7%) which were down due to poor economic conditions.

FINANCIAL CONDITION

Balance Sheet at June 30, 2008 compared to December 31, 2007

Accounts receivable decreased approximately $30.3 million, or 22.8%, at June 30, 2008 when compared to the balance at December 31, 2007. This decrease is primarily a result of a decrease in sales in the second quarter of 2008 when compared to the fourth quarter of 2007. Sales in the second quarter of 2008 were $196.5 million versus sales of $237.6 million in the fourth quarter of 2007.

Accounts payable at June 30, 2008 was $50.8 million compared to $90.8 million at December 31, 2007. The decrease of approximately $40.0 million is a result of a payment timing difference coupled with a shift in the production schedule of a significant customer order under the MRAP program from the second quarter to the third quarter of 2008, due to customer requested engineering changes. The payment timing difference is due to the fact that the Company's offices are closed during the holiday period between Christmas Eve and New Years day. Consequently, there were no check runs during the period and this drove a higher balance at December 31, 2007. The shift in MRAP production schedule moved production out from the second quarter and into the third quarter. The inventory related to these units was on hand in time for the original schedule, resulting in payments being made prior to the inventory being able to be used. As a result, inventory deliveries were slowed in the last month of the quarter ended June 30, 2008, also contributing to the decrease in accounts payable at the end of that period.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an estimated annualized return on invested capital (ROIC) of 27.7% in the second quarter of 2008, a 23.1% increase compared to the ROIC of 22.5% for the same period in 2007. The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

For the six months ended June 30, 2008, cash provided by operating activities was $8.7 million, which was a $10.1 million increase from the $1.4 million of cash used in operating activities for the six months ended June 30, 2007.  The $10.1 million of additional cash generated was primarily due to an increase in net earnings between the two periods of $11.5 million. This was partially offset by a net increase in use of cash by the largest drivers of working capital changes, accounts receivable, inventory and accounts payable. The net of these drivers was $19.7 million of cash use in the first half of 2008 versus $19.1 million of cash use during the first half of 2007, resulting in $0.6 million more cash used in the current period. See the "Financial Condition" section in Item 2 of this Form 10-Q for further discussion regarding the accounts receivable and accounts payable balances at June 30, 2008. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations of $0.8 million between the periods.

The cash provided from operating activities of $8.7 million in 2008, combined with the cash on hand of $13.5 million at December 31, 2007, allowed the Company to have a net pay off of $9.2 million in long-term debt, pay dividends of $1.6 million and fund purchases of property, plant of equipment of $8.2 million.

Shareholders' equity increased $24.6 million, from $129.2 million as of December 31, 2007 to $153.8 million as of June 30, 2008. The increase was driven by $25.2 million in net income of the Company and $1.0 million from compensation related to restricted stock. These were partially offset by $1.6 million paid out in dividends.

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization expired on July 24, 2008 with 300,000 shares being repurchased with an average price of $9.23 per share. On July 22, 2008, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 22, 2009.

During its April 22, 2008 meeting, the Board of Directors approved an additional $10.0 million revolving note payable with JP Morgan Chase Bank, increasing the total unsecured borrowings available to $75.0 million. The Company had borrowings of $26.5 million under this debt agreement in the form of a line of credit as of June 30, 2008. The Company also had a $10.0 million term note, which carried an interest rate of 4.70%, as of June 30, 2008 under the same debt agreement. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. Working capital and capital expenditures created the need for the additional borrowings. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At June 30, 2008, the Company was in compliance with all debt covenants.

The Company has a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to an additional $40 million to be issued in $5 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million term note issued under this shelf agreement as of June 30, 2008, which carried an interest rate of 4.93%.

The Company has an unsecured fixed rate long term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At June 30, 2008, the total outstanding amount on this note was $6.2 million of which $466,667 is payable in 2008.

The Company has a secured line of credit for $0.2 million, which had an expiration date of July 5, 2008.   The Company is in the process of renewing this secured line of credit in the same amount of $0.2 million. This line of credit was, and may continue to be, secured by accounts receivable, inventory and equipment.  There were no borrowings under this line at June 30, 2008.

The Company has secured mortgage notes of which $1.1 million and $0.1 million were outstanding as of June 30, 2008. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

The Company had construction in process as of June 30, 2008 for the site development and building construction for a new office building and renovations to manufacturing facilities. Total estimated construction costs for these projects are $13.9 million of which $7.9 million has been spent as of June 30, 2008. The related construction projects are expected to be completed by September 2008.

On April 22, 2008, the Board of Directors approved regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 16, 2008 and $0.05 per share on December 17, 2008 to shareholders of record on May 16, 2008 and November 17, 2008, respectively. The amount paid out on June 16, 2008 was $1.6 million.

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

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company's revolving notes payable are generally tied to the prime and LIBOR interest rates so that increases in those interest rates would result in additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as six months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposures to market risk since December 31, 2007. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At June 30, 2008, the Company had no debt outstanding under its variable rate short-term and $26.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In addition, there has been no change in the Company's internal controls over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the second quarter of fiscal year 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	--	--	--	700,000
May 1 to May 31	--	--	--	700,000
June 1 to June 30	35,591	$7.47	--	700,000
Total	35,591	$7.47	300,000	700,000

(1)	Shares reported in this column include those delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares.

(2)

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. The program expired July 23, 2008. The Company had repurchased 300,000 shares under that program as previously disclosed. On July 22, 2008, the Board of Directors reauthorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the full 1,000,000 shares of stock under the repurchase program, they would cost the Company approximately $5,110,000 million based on the closing price of the Company's stock on August 1, 2008. The Company believes that it has sufficient resources to fund this potential stock buyback.

Item 4.	Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 21, 2008. The purpose of the meeting was to elect directors, to ratify the appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the current fiscal year, and to transact any other business that properly came before the meeting.

The name of each director elected to a term expiring in 2011 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld / Against
Hugh W. Sloan, Jr.	26,962,562	1,508,972
William F. Foster	22,095,770	6,375,764

The following persons continue to serve as directors: John E. Sztykiel, Charles E. Nihart, Kenneth Kaczmarek, George Tesseris, and David R. Wilson. In addition, on July 22, 2008 the Board of Directors appointed Richard R. Current to the Board.

The following proposals were acted on:

Proposal	For	Against	Abstain	Broker Non-Vote

To ratify the Audit Committee's appointment of BDO Seidman, LLP as the Company's independent registered public accounting firm for the current fiscal year	28,193,771	208,494	69,264	0

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended March 31, 2005, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date.

10.1	Form of Restricted Stock Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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

3.2	Spartan Motors, Inc. Bylaws, as amended to date.

10.1	Form of Restricted Stock Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.