Form 10-Q
period 2008-09-30
SPARTAN MOTORS INC
filed 2008-11-06
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008

Common stock, $.01 par value	32,685,344 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

		Page
FORWARD-LOOKING STATEMENTS

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets (Unaudited) - September 30, 2008 and December 31, 2007	4

	Condensed Consolidated Statements of Income (Unaudited) - Three Months Ended September 30, 2008 and 2007	6

	Condensed Consolidated Statements of Income (Unaudited) - Nine Months Ended September 30, 2008 and 2007	7

	Condensed Consolidated Statements of Cash Flows (Unaudited) - Nine Months Ended September 30, 2008 and 2007	8

	Condensed Consolidated Statements of Shareholders' Equity (Unaudited) - Nine Months Ended September 30, 2008	9

	Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 6.	Exhibits	33

SIGNATURES

EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	We depend heavily on U.S. government contracts, which are subject to unique risks, some of which are beyond our control, and which are described in more detail in Part II, Section 1A of this report.

•	Our businesses are cyclical and this can lead to fluctuations in our operating results.

•

Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and our industry, can have adverse affects on our earnings and financial condition.

•	Amendments of the regulations governing our businesses could have a material impact on our operations.

•	Changes in relationships with major customers could significantly affect our revenues and profits.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of Part II of this Quarterly Report on Form 10-Q and of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	September 30, 2008	December 31, 2007
ASSETS

Current assets:
Cash and cash equivalents	$6,854,172	$13,527,867
Accounts receivable, less allowance for
doubtful accounts of $287,100 in 2008
and $802,000 in 2007	152,304,890	132,906,559
Inventories	102,090,548	103,075,789
Deferred income tax assets	6,924,832	6,924,832
Other current assets	2,317,800	1,978,322
Total current assets	270,492,242	258,413,369

Property, plant, and equipment, net	66,226,154	56,673,215
Goodwill	2,457,028	2,457,028
Deferred income tax assets	775,000	775,000
Other assets	207,949	345,327
Total assets	$340,158,373	$318,663,939

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	September 30, 2008	December 31, 2007

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$53,371,452	$90,769,512
Accrued warranty	9,686,590	10,823,532
Accrued customer rebates	2,176,355	1,962,765
Accrued compensation and related taxes	15,848,325	10,430,556
Accrued vacation	1,917,936	1,758,354
Deposits from customers	6,904,861	5,539,824
Other current liabilities and accrued expenses	4,178,149	3,366,825
Taxes on income	665,279	551,074
Current portion of long-term debt	524,034	522,666
Total current liabilities	95,272,981	125,725,108

Other non-current liabilities	1,069,000	1,025,000
Long-term debt, less current portion	74,302,284	62,695,454

Shareholders' equity:
Preferred stock, no par value: 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; issued 32,685,344 shares and 32,352,679 shares in 2008 and 2007, respectively	326,853	323,527
Additional paid in capital	64,705,752	62,648,429
Retained earnings	104,481,503	66,246,421
Total shareholders' equity	169,514,108	129,218,377
Total liabilities and shareholders' equity	$340,158,373	$318,663,939

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended September 30,
	2008	2007

Sales	$237,461,209	$148,890,919
Cost of products sold	194,495,620	131,316,292
Gross profit	42,965,589	17,574,627

Operating expenses:
Research and development	5,215,726	3,839,857
Selling, general and administrative	15,701,452	9,689,546
Operating income	22,048,411	4,045,224

Other income (expense):
Interest expense	(641,978)	(235,491)
Interest and other income	330,826	190,528
Earnings before taxes on income	21,737,259	4,000,261

Taxes on income	7,081,023	1,429,793
Net earnings	$14,656,236	$2,570,468

Basic net earnings per share	$0.46	$0.08

Diluted net earnings per share	$0.45	$0.08

Basic weighted average common shares outstanding	32,017,000	32,200,000

Diluted weighted average common shares outstanding	32,335,000	32,862,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Nine Months Ended September 30,
	2008	2007

Sales	$698,075,951	$444,355,828
Cost of products sold	580,732,884	378,076,960
Gross profit	117,343,067	66,278,868

Operating expenses:
Research and development	14,646,143	11,325,628
Selling, general and administrative	41,127,295	28,841,220
Operating income	61,569,629	26,112,020

Other income (expense):
Interest expense	(1,810,654)	(917,526)
Interest and other income	623,447	519,887
Earnings before taxes on income	60,382,422	25,714,381

Taxes on income	20,530,023	9,421,671
Net earnings	$39,852,399	$16,292,710

Basic net earnings per share	$1.25	$0.51

Diluted net earnings per share	$1.22	$0.50

Basic weighted average common shares outstanding	31,982,000	31,927,000

Diluted weighted average common shares outstanding	32,510,000	32,582,000

Cash dividends per common share	$0.05	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
Cash flows from operating activities:	2008	2007
Net earnings	$39,852,399	$16,292,710
Adjustments to reconcile net earnings to net cash
provided (used) in operating activities:
Depreciation	4,294,019	2,782,569
Loss on disposal of assets	56,268	2,407
Tax benefit from stock incentive plan transactions	261,979	(3,392,212)
Deferred income taxes	--	(70,000)
Stock based compensation related to restricted stock	2,315,584	821,097
Decrease (increase) in operating assets:
Accounts receivable	(19,398,331)	(21,794,741)
Inventories	985,241	(26,766,964)
Taxes receivable	--	(5,917,829)
Other assets	(202,100)	10,241,182
Increase (decrease) in operating liabilities:
Accounts payable	(37,398,060)	18,452,545
Accrued warranty	(1,136,942)	2,544,627
Accrued customer rebates	213,590	(1,103,525)
Accrued compensation and related taxes	5,417,769	(983,694)
Accrued vacation	159,582	197,137
Deposits from customers	1,365,037	(1,082,032)
Other current liabilities and accrued expenses	811,324	(1,710,983)
Taxes on income	(103,774)	2,573,583
Total adjustments	(42,358,814)	(25,206,833)
Net cash used in operating activities	(2,506,415)	(8,914,123)
Cash flows from investing activities:
Purchases of property, plant and equipment	(13,958,054)	(24,614,542)
Proceeds from sale of property, plant and equipment	54,828	9,500
Net cash used in investing activities	(13,903,226)	(24,605,042)
Cash flows from financing activities:
Proceeds from long-term debt	203,500,000	99,800,000
Payments on long-term debt	(191,891,802)	(80,151,763)
Proceeds from the exercise of stock options and stock appreciation rights	7,044	2,742,395
Cash retained (used) in taxes due to stock incentive plan transactions	(261,979)	3,392,212
Purchase and retirement of stock	--	(830,668)
Payment of dividends	(1,617,317)	(1,718,092)
Net cash provided by financing activities	9,735,946	23,234,084
Net decrease in cash and cash equivalents	(6,673,695)	(10,285,081)
Cash and cash equivalents at beginning of period	13,527,867	13,834,892
Cash and cash equivalents at end of period	$6,854,172	$3,549,811

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2007	32,352,679	$323,527	$62,648,429	$66,246,421	$129,218,377

Issuance of common stock and the tax benefit of stock incentive plan transactions	71,955	719	(255,654)	--	(254,935)

Issuance of restricted stock, net of cancellation	260,710	2,607	(2,607)	--	--

Stock based compensation expense related to restricted stock	--	--	2,315,584	--	2,315,584

Dividends paid	--	--	--	(1,617,317)	(1,617,317)

Net earnings	--	--	--	39,852,399	39,852,399
Balance at September 30, 2008	32,685,344	$326,853	$64,705,752	$104,481,503	$169,514,108

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of September 30, 2008, the results of operations for the three- and nine-month periods ended September 30, 2008 and 2007 and the cash flows for the nine-month periods ended September 30, 2008 and 2007.

The results of operations for the three- and nine-month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

Note 2 - INVENTORIES

Inventories are summarized as follows:

	September 30, 2008	December 31, 2007

Finished goods	$11,518,018	$18,346,128
Work in process	25,317,053	21,426,663
Raw materials and purchased components	68,153,430	65,459,415
Obsolescence reserve	(2,897,953)	(2,156,417)
	$102,090,548	$103,075,789

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

Changes in the Company's warranty liability were as follows for the nine months ended September 30:

	2008	2007

Balance of accrued warranty at January 1	$10,823,532	$8,121,971

Warranties accrued during the period	4,010,354	1,830,940

Cash settlements made during the period	(4,160,885)	(2,303,028)

Changes in liability for pre-existing warranties
during the period, including expirations	(986,411)	1,275,484
Balance of accrued warranty at September 30	$9,686,590	$8,925,367

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2008, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of legal proceedings and claims arising out of the ordinary course of their businesses. In the opinion of management, the amount of ultimate liability, if any, with respect to these proceedings, will not have a materially adverse effect on the financial position, liquidity or results of operations of the Company and its subsidiaries taken as a whole.

Note 5 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended September 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$15,800	$--	$--	$15,800
Fire truck chassis sales	33,664	--	(9,181)	24,483
EVTeam product sales	--	22,400	--	22,400
Other sales	174,778	--	--	174,778
Total Sales	$224,242	$22,400	$(9,181)	$237,461
Interest expense	$3	$390	$249	$642
Depreciation expense	758	291	509	1,558
Taxes (credit) on income	9,969	(346)	(2,542)	7,081
Segment earnings (loss)	17,771	(636)	(2,479)	14,656
Segment assets	235,899	60,717	43,542	340,158

Three Months Ended September 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$48,536	$--	$--	$48,536
Fire truck chassis sales	27,845	--	(9,748)	18,097
EVTeam product sales	--	19,693	--	19,693
Other sales	62,565	--	--	62,565
Total Sales	$138,946	$19,693	$(9,748)	$148,891
Interest expense (income)	$(2)	$470	$(233)	$235
Depreciation expense	475	283	333	1,091
Taxes (credit) on income	3,100	(900)	(770)	1,430
Segment earnings (loss)	5,386	(1,613)	(1,203)	2,570
Segment assets	153,354	56,478	36,393	246,225

Nine Months Ended September 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$84,151	$--	$--	$84,151
Fire truck chassis sales	89,028	--	(20,889)	68,139
EVTeam product sales	--	68,659	--	68,659
Other sales	477,127	--	--	477,127
Total Sales	$650,306	$68,659	$(20,889)	$698,076
Interest expense	$16	$1,160	$635	$1,811
Depreciation expense	1,996	869	1,429	4,294
Taxes (credit) on income	25,723	(972)	(4,221)	20,530
Segment earnings (loss)	46,848	(1,786)	(5,210)	39,852
Segment assets	235,899	60,717	43,542	340,158

Nine Months Ended September 30, 2007
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$165,080	$--	$--	$165,080
Fire truck chassis sales	87,337	--	(21,864)	65,473
EVTeam product sales	--	61,863	--	61,863
Other sales	151,940	--	--	151,940
Total Sales	$404,357	$61,863	$(21,864)	$444,356
Interest expense (income)	$--	$1,149	$(231)	$918
Depreciation expense	1,267	893	623	2,783
Taxes (credit) on income	12,790	(1,784)	(1,584)	9,422
Segment earnings (loss)	21,824	(3,290)	(2,241)	16,293
Segment assets	153,354	56,478	36,393	246,225

Note 6 - NEW AND PENDING ACCOUNTING STANDARDS

In May 2008, the Financial Accounting Standards Board (FASB) issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles." SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with U.S. generally accepted accounting principles (GAAP). SFAS No. 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Securities and Exchange Commission's approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. The Company does not expect SFAS No. 162 to have a material impact on its future consolidated results of operations or its financial position.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (EITF) on EITF issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase in additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. For 2008, EITF 06-11 did not have a material effect on the Company's consolidated results of operations or its financial position. The Company does not expect this EITF to have a material impact on its future consolidated results of operation or its financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure eligible financial instruments at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position. Through September 30, 2008, the Company had not elected the fair value option for any of its financial assets or liabilities.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance, including prior periods for which financial statements had not been issued, such as the period ended September 30, 2008. Through September 30, 2008, SFAS No. 157 and FSP FAS 157-3 had no effect on the Company's consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such is not expected to have a material impact on the Company's consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) the reporting unit under step one of the Company's goodwill impairment test.

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

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers ("OEMs") who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company's chassis or integrating the drive train with the armored body. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder and waterway components for fire trucks.

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

The Company believes that the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. The emergency rescue market is relatively less affected by economic swings and geo-political events compared to the recreational vehicle market.

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

•

The recent introduction of the Furion, which is the entry-level fire truck cab and chassis in the Spartan Chassis product line. The Furion was designed to bridge the market between custom and commercial vehicles.

•

Opportunities in specialty vehicles and micro-niche markets. The Company has received subcontract orders under the Mine Resistant Ambush Protected (MRAP) program, the Iraqi Light Armored Vehicle (ILAV) program, the Joint IED-Defeat Organization (JIEDDO) program, the Yemen Light Armored Vehicle (YLAV) program and the Special Operations Command (SOCOM) program. The Company believes it is well positioned to seek additional military business, but this business is subject to unique risks and uncertainties identified in the "Forward Looking Statements" section of this Form 10-Q and disclosed in Item 1A "Risk Factors" of the Company's Annual Report on Form 10-K for the year ended December 31, 2007.

•	Opportunities for increased service, parts and accessory sales as the number of military vehicles containing the Company's components in the field grows.

•

Increased EVTeam sales due to the introduction of new technologies and new products, such as the "FRAC". The "FRAC", an acronym for "First Response All Calls", can best be described as a low-cost, multi-function vehicle, with both patient transport and fire truck pumping capabilities.

RESULTS OF OPERATIONS

The following is a discussion of the major elements impacting the Company's financial and operating results for the three- and nine-month periods ended September 30, 2008 compared to the three- and nine-month periods ended September 30, 2007. The comments that follow should be read in conjunction with the Company's condensed consolidated financial statements and related notes contained in this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2008.

The following tables set forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

Three months ended:

	September 30, 2008			September 30, 2007
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	81.2%	93.5%	81.9%	87.2%	99.7%	88.2%
Gross profit	18.8%	6.5%	18.1%	12.8%	.3%	11.8%
Operating expenses:
Research and development	2.1%	2.4%	2.2%	2.3%	3.1%	2.6%
Selling, general and administrative	4.4%	7.3%	6.6%	4.4%	8.0%	6.5%
Operating income (expense)	12.3%	-3.2%	9.3%	6.1%	-10.8%	2.7%
Other income (expense)	0.0%	-1.2%	-0.1%	0.0%	-2.0%	0.0%
Earnings (loss) before taxes (credit) on income	12.3%	-4.4%	9.2%	6.1%	-12.8%	2.7%
Taxes (credit) on income	4.4%	-1.6%	3.0%	2.2%	-4.6%	1.0%
Net earnings (loss)	7.9%	-2.8%	6.2%	3.9%	-8.2%	1.7%

Nine months ended:

	September 30, 2008			September 30, 2007
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	82.6%	93.4%	83.2%	84.2%	96.0%	85.1%
Gross profit	17.4%	6.6%	16.8%	15.8%	4.0%	14.9%
Operating expenses:
Research and development	2.0%	2.2%	2.1%	2.4%	2.9%	2.5%
Selling, general and administrative	4.2%	7.1%	5.9%	4.9%	7.9%	6.5%
Operating income (expense)	11.2%	-2.7%	8.8%	8.5%	-6.8%	5.9%
Other income (expense)	0.0%	-1.3%	-0.2%	0.1%	-1.4%	-0.1%
Earnings (loss) before taxes (credit) on income	11.2%	-4.0%	8.6%	8.6%	-8.2%	5.8%
Taxes (credit) on income	4.0%	-1.4%	2.9%	3.2%	-2.9%	2.1%
Net earnings (loss)	7.2%	-2.6%	5.7%	5.4%	-5.3%	3.7%

Quarter Ended September 30, 2008, Compared to the Quarter Ended September 30, 2007

For the three months ended September 30, 2008, consolidated sales increased $88.6 million (59.5%) to $237.5 million, from $148.9 million in the third quarter of 2007. The increase was primarily due to the $85.3 million (61.4%) increase in Spartan Chassis sales. Other sales at Spartan Chassis drove the majority of this increase, with a $112.2 million (179.4%) increase over the prior year's quarter. Also contributing was an increase in fire truck chassis sales of $5.8 million (20.9%). These increases were partially offset by a decline in motorhome chassis sales of $32.7 million (-67.4%).

The increase in other sales at Spartan Chassis was primarily due to an increase in military chassis of $96.5 million (170.2%) coupled with an increase in service parts sales of $15.7 million (268.7%). The increase in military chassis sales was due to an increase in volume, mainly as a result of orders received under the Mine Resistant Ambush Protected (MRAP) program. See Item 1A "Risk Factors" relating to governmental contracts and the information regarding the MRAP program below for more details. The increase in service parts sales was due to an increase in volume of sales and corresponds to increased military vehicles in the field, principally as a result of the MRAP program mentioned above. The increase in fire truck chassis sales is due to an increase in volume, reflecting market share gains. The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole.

The EVTeam also contributed to the overall sales increase. Compared to the same period in 2007, sales increased $2.7 million (13.7%) to $22.4 million in the third quarter of 2008. This increase was primarily due an increase in fire truck sales of $1.8 million (14.6%) resulting from a shift in product mix to more complex fire trucks.

Gross margin as a percent of sales increased to 18.1% for the third quarter of 2008, up from 11.8% for the same period in 2007. The increase is due primarily to higher production efficiencies related to specialty vehicle operations. In the third quarter of 2007, the Company had just begun production under the MRAP program. During the same period in 2008, the Company experienced reduced labor hours and associated manufacturing efficiencies as it had been producing product under this program for more than a year. Also contributing to the gross margin gains were higher service parts sales, which provide a higher gross margin, as well as higher overhead absorption levels due to the increased sales volumes. In addition, the EVTeam contributed to the increase due to higher margins resulting from price increases for ambulances and improved production efficiencies for fire trucks.

Operating expenses as a percentage of sales decreased from 9.1% in the third quarter of 2007 to 8.8% in the third quarter of 2008. This decrease was driven primarily by higher sales volumes in the 2008 period as discussed above. Operating expenses increased in dollars by $7.4 million (54.6%) primarily due to increased variable compensation accruals due to the record earnings levels. Also contributing to the increase were higher staffing levels to support higher service part volumes in the other sales segment, engineering to support the 2010 engine changes as well as higher legal and professional fees to support the military chassis and service parts portions of the Company.

Interest expense increased to $0.6 million from $0.2 million for the three-months ended September 30, 2008 and 2007, respectively. The increase in interest expense for the quarter relates directly to the increase in debt levels driven by higher working capital and property, plant and equipment needs resulting from higher sales volumes.

The effective income tax rate was 32.6% in the third quarter of 2008 and 35.7% for the same quarter of 2007. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales. The effective tax rates for 2008 and 2007 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased $12.1 million ($0.37 per diluted share) from $2.6 million ($0.08 per diluted share) in 2007 to $14.7 million ($0.45 per diluted share) in 2008 as a result of the factors discussed above.

Total chassis unit orders received during the third quarter of 2008 decreased by 60.9% compared to the same period in 2007. This is primarily due to the decrease in the size of military orders received during the quarter under the MRAP program versus a high quantity of larger orders in the third quarter of 2007. In addition, motorhome chassis orders were down due to the current economic conditions. These decreases were partially offset by an increase in fire truck chassis orders due to gains in market share

The U.S. Department of Defense launched the MRAP program in response to the need to protect U.S. troops in Iraq from roadside bombs and other improvised explosive devices. By mid-2007, the Department of Defense considered the MRAP program its highest priority, and the program received significant appropriations. As the Department of Defense completes its planned purchases, MRAP purchases will decline significantly, and the Company expects that chassis sales attributable to the MRAP program will experience a corresponding decline. The Company expects to complete its MRAP program production, based on existing orders in its backlog, early in the fourth quarter of 2008. The Company has made workforce adjustments, in response to the wind down of the MRAP program and the current motor home market conditions, in an effort to reduce operating costs.

While the expected ramping down of the MRAP program will likely affect our revenue and earnings, the Company believes that revenue opportunities exist in parts, refurbishment and replacement of MRAP vehicle chassis, and in the sale of specialty chassis for smaller volumes of MRAP variants as well as use in non-U.S. military forces. The Company is also pursuing orders for military chassis for future armored vehicle programs.

At September 30, 2008, the Company had $183.8 million in backlog, compared with a backlog of $383.1 million at September 30, 2007. This reflects a decrease in Spartan Chassis backlog of $196.0 million, and a decrease in EVTeam backlog of $3.3 million. The Company anticipates filling its current backlog orders by July 2009.

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

Nine Months Ended September 30, 2008, Compared to the Nine Months Ended September 30, 2007

For the nine months ended September 30, 2008, consolidated sales increased $253.7 million (57.1%) to $698.1 million, from $444.4 million in the first nine months of 2007. This increase in sales is mainly due to an increase in sales of $245.9 million (60.8%) at Spartan Chassis. Other sales at Spartan Chassis drove the majority of this increase, with a $325.2 million (214.0%) increase over the prior year's period. Also contributing to the increase was an increase in fire truck chassis sales of $1.7 million (1.9%). These increases were partially offset by the decline in motorhome chassis sales of $80.9 million (-49.0%).

The increase in other sales at Spartan Chassis was primarily due to an increase of military chassis of $279.5 million (209.9%) paired with an increase in service part sales of $45.7 million (243.0%). The increase in military chassis sales was due to an increase in volume, mainly as a result of orders received under the MRAP program. See Item 1A "Risk Factors" relating to governmental contracts for more details. The increase in service parts sales was due to an increase in volume of sales and corresponds to increased military vehicles in the field, principally as a result of the MRAP program mentioned above. The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole.

EVTeam contributed to the sales increase by $6.8 million (11.0%) to $68.7 million during the first nine months of 2008 compared with the prior year's first nine months. The majority of this increase is due to higher ambulance sales, which were up $4.7 million (31.8%) over the prior year, due to higher sales order levels.

Gross margin as a percent of sales increased to 16.8% for the nine-months ended September 30, 2008 from 14.9% for the same time period in 2007. The increase is due primarily to sales mix mainly as a result of higher service parts sales in the period, which provide a higher gross margin. In addition, the Company experienced higher overhead absorption levels due to the increased sales volumes. The EVTeam also contributed to the increase in margins resulting from price increases for ambulances and improved production efficiencies for fire trucks.

Operating expenses decreased as a percentage of sales to 8.0% for the nine month period ended September 30, 2008 compared to 9.0% for the same period of 2007. This is a result of leverage gained from higher sales volumes. Operating expense dollars increased $15.6 million (38.8%) primarily due to higher compensation accruals for incentive plans reflecting the improved results year to date combined with greater wages and benefits related to higher staffing levels to support the sales increases. In addition, higher legal and professional fees were incurred to support the military chassis and service parts portions of the Company.

The effective income tax rate was 34.0% in the first nine months of 2008 and 36.6% in the same period of 2007. The Company's effective tax rate fluctuates based upon the states where sales occur and with the level of export sales. The effective tax rates for 2008 and 2007 are consistent with the applicable federal and state statutory tax rates.

Net earnings increased by $23.6 million ($0.72 per diluted share) to $39.9 million ($1.22 per diluted share) in the first nine months of 2008 from $16.3 million ($0.50 per diluted share) in the same period of 2007 as a result of the factors discussed above.

Total chassis orders received during the first nine months of 2008 decreased 22.4% compared to the same period in 2007. This reflects decreases in motorhome chassis orders (-59.2%) which were down due to the poor economic conditions. Specialty chassis orders were also down slightly (-6.5%) as the MRAP Plus program ordered in 2008 were slightly less than the MRAP program orders placed in 2007. These decreases were partially offset by an increase in fire truck orders (41.2%) due to an increase in market share.

FINANCIAL CONDITION

Balance Sheet at September 30, 2008 compared to December 31, 2007

Accounts receivable increased approximately $19.4 million, or 14.6%, at September 30, 2008 when compared to the balance at December 31, 2007. This increase is primarily a result of an increase in other sales, comprised mostly of specialty vehicles which have extended payment terms, in the third quarter of 2008 when compared to the fourth quarter of 2007. Other sales in the third quarter of 2008 were $174.8 million versus sales of $130.1 million in the fourth quarter of 2007.

Property, plant and equipment net of depreciation increased approximately $9.6 million from $56.7 million at December 31, 2007. The increase is due to the construction of a new office building, which was put into service during the quarter, and renovations to manufacturing facilities.

Accounts payable at September 30, 2008 was $53.4 million compared to $90.8 million at December 31, 2007. The decrease of approximately $37.4 million is a result of a payment timing difference coupled with a shift in the production schedule of a significant customer order under the MRAP program from the third quarter to the fourth quarter of 2008, due to customer requested engineering changes delaying the start of the order. The payment timing difference is due to the fact that the Company's offices are closed during the holiday period between Christmas Eve and New Years day. Consequently, there were no check runs during the period and this drove a higher balance at December 31, 2007. The shift in MRAP production schedule moved production out from the third quarter and into the fourth quarter. The inventory related to these units was on hand in time for the original schedule in the third quarter, resulting in payments being made prior to the inventory being able to be used during the third quarter. As a result, in keeping with the purchase terms, payments were made on the inventory purchases prior to third quarter close contributing to the decrease in accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an estimated annualized return on invested capital (ROIC) of 35.3% in the third quarter of 2008, a 315.3% increase compared to the ROIC of 8.5% for the same period in 2007. The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

For the nine months ended September 30, 2008, cash used in operating activities was $2.5 million, which was a $6.4 million decrease from the $8.9 million of cash used in operating activities for the nine months ended September 30, 2007.  The $6.4 million difference in cash used was primarily due to an increase in net earnings between the two periods of $23.6 million. In addition, shifts in the levels of deposits from customers and accruals for compensation and related taxes fluctuated between the periods by $2.4 million and $6.4 million, respectively. These positive differences in cash used were partially offset by a net increase in the use of cash by the largest drivers of working capital changes, accounts receivable, inventory and accounts payable. The net of these drivers was $55.8 million of cash use in the first nine months of 2008 versus $30.1 million of cash use during the first nine months of 2007, resulting in $25.7 million more cash used in the current period. See the "Financial Condition" section in Item 2 of this Form 10-Q for further discussion regarding the accounts receivable and accounts payable balances at September 30, 2008. See the "Condensed Consolidated Statements of Cash Flows" contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations of $0.3 million between the periods.

The increase in long term debt of $11.6 million during 2008, combined with the cash on hand of $13.5 million at December 31, 2007, provided the cash used in operating activities of $2.5 million, allowed the Company to pay of dividends of $1.6 million and funded the purchase of property, plant and equipment of $14.0 million.

The purchases of property, plant and equipment during the first nine months of 2008 of $14.0 million were $10.6 million lower than the $24.6 million of purchases during the same period in 2007. During 2007, facilities were added to support the ramp up of production of vehicles under the MRAP program and to support increased level of military service parts sales. Continued investments were made in 2008, but not at the level that the initial MRAP production ramp up required.

Shareholders' equity increased $40.3 million, from $129.2 million as of December 31, 2007 to $169.5 million as of September 30, 2008. The increase was driven by $39.9 million in net income of the Company and $2.3 million from compensation related to restricted stock. These were partially offset by $1.6 million paid out in dividends and $0.3 million for the issuance of common stock and the tax benefit of stock incentive plan transactions.

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization expired on July 24, 2008 with 300,000 shares being repurchased with an average price of $9.23 per share. On July 22, 2008, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 22, 2009. As of September 30, 2008, no shares of common stock were repurchased under the new authorization granted on July 22, 2008.

During its October 20, 2008 meeting, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank. The Company renegotiated the line to obtain a locked rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the unused portion of the line. The rates will be in effect until the line matures in September 2010. This restructuring called for a decrease in the total unsecured borrowings available to $50.0 million by December 31, 2008. The Company had borrowings of $47.5 million under this debt agreement in the form of a line of credit as of September 30, 2008. As of October 23, 2008, the Company had no borrowings under this debt agreement in the form of a line of credit. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date. The Company also had a $10.0 million unsecured term note, which carried an interest rate of 4.70% as of September 30, 2008, under the same debt agreement and was canceled effective October 24, 2008. Working capital and capital expenditures created the need for the additional borrowings during the third quarter, while reductions in working capital have allowed for the pay off during the fourth quarter. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At September 30, 2008, the Company was in compliance with all debt covenants.

The Company has a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to an additional $40.0 million to be issued in $5.0 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million unsecured term note issued under this shelf agreement as of September 30, 2008, which carried an interest rate of 4.93%.

The Company has an unsecured fixed rate long-term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At September 30, 2008, the total outstanding amount on this note was $6.1 million of which $466,667 is payable in 2008.

The Company has a secured line of credit for $0.2 million, which has an expiration date of July 5, 2009.  This line of credit is secured by accounts receivable, inventory and equipment.  There were no borrowings under this line at September 30, 2008.

The Company has secured mortgage notes of which $1.1 million and $0.1 million were outstanding as of September 30, 2008. The mortgage notes carry an interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

The Company had construction in process as of September 30, 2008 for the costs associated with the new office building and continuing renovations to manufacturing facilities. Total estimated final construction costs for these projects are $13.9 million of which $12.0 million has been spent and $10.4 placed in service as of September 30, 2008. The renovations are expected to be completed by December 2008.

On April 22, 2008, the Board of Directors approved regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 16, 2008 and $0.05 per share on December 17, 2008 to shareholders of record on May 16, 2008 and November 17, 2008, respectively. The amount paid on June 16, 2008 was $1.6 million.

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

Based upon the estimated fair value of the Company's reporting unit using a discounted cash flow valuation, the goodwill at its Crimson Fire subsidiary which is included in the Company's EVTeam reportable segment was not impaired as of October 1, 2007, the most recent annual impairment test. Results of the next impairment test will be reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.

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

There have been no material changes to our exposures to market risk since December 31, 2007. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At September 30, 2008, the Company had no debt outstanding under its variable rate short-term and $47.5 million outstanding under its variable rate long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In addition, there has been no change in the Company's internal controls over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

On January 25, 2008, the Company issued a statement regarding the guilty plea of a former independent contractor for Spartan Chassis, Inc. entered in the U.S. District Court for South Carolina to violations of the Anti-Kickback Act, and the Company's cooperation with the related investigation conducted by the U.S. Attorney for the District of South Carolina. The investigation by the U.S. Attorney's Office is ongoing, and the Company is aware that the investigation includes the interactions the Company had with the former independent contractor through certain of its officers and employees. To date, no charges have been filed against the Company or any of its officers or employees.

Item 1A.	Risk Factors

We depend heavily on U.S. government contracts, which are subject to risks.

Through the first nine-months of 2008, 59.1% of our revenues were derived from U.S. government contracts and subcontracts for military chassis. In addition to normal business risks, our contracts and subcontracts with the U.S. government are subject to unique risks, some of which are beyond our control.

     Our U.S. government contracts and subcontracts are narrowly focused on a limited number of defense programs. Our business with the federal government is focused on the production, refurbishment and logistics support of chassis and other parts and assemblies for specialty military vehicles that are resistant to mine and improvised explosive device damage. Changes in military strategies, tactics and conditions on the ground in Iraq and Afghanistan may lead to a reduction, delay or termination of these vehicle programs that we support. Substantial reductions in our existing programs, unless offset by other programs or opportunities, would adversely affect our sales and earnings.

     The funding of U.S. government programs is subject to congressional appropriations. Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually. Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made. The termination of funding for a U.S. government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially negative impact on our operations.

     The U.S. government may modify, curtail or terminate our contracts. The U.S. government may modify, curtail or terminate its contracts and subcontracts without prior notice at its convenience upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

     Our business is subject to U.S. government inquiries and investigations. We are subject, from time to time, to certain U.S. government inquiries and investigations of our business practices due to our participation in government contracts. Such inquiries or investigations could result in suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time, as well as claims for fines, penalties, and damages (including treble damages in certain circumstances), which would potentially result in a material adverse effect on our results of operations and financial condition.

     Our U.S. government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. government contracts. In addition, although we have taken measures to prevent and detect employee misconduct related to government procurement regulations, these measures may not effectively deter such activity. Any government action related to violations of procurement laws and regulations may have a material adverse effect on our financial position, future operating results, or cash flows.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, fire trucks, aerial ladders and ambulances include:

•	Interest rates and the availability of financing;
•	Commodity prices;
•	Unemployment trends;
•	International tensions and hostilities;
•	General economic conditions;
•	Federal, state and municipal budgets
•	Strength of the U.S. dollar compared to foreign currencies;
•	Overall consumer confidence and the level of discretionary consumer spending;
•	Dealers' and manufacturers' inventory levels; and
•	Fuel availability and prices.

General economic conditions.

The effect of new or amended laws or regulations on the Company, our industry or the economy as a whole could have a detrimental effect on our operations. Such laws and regulations could cause an industry-wide market decline or affect the Company due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

Concerns regarding acts of terrorism, the war in Iraq and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motor home markets), shipping and transportation and the availability of manufacturing components.

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

Gasoline or diesel fuel is required for the operation of motor homes, fire trucks, aerial ladders and ambulances. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motor homes from time to time in the past, which then had a material adverse effect on sales volume, and may do so in the future. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have a negative impact on margins or sales volumes.

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

Increased costs, including costs of raw materials, component parts and labor costs, potentially impacted by changes in labor rates and practices, could reduce our operating income.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the adequacy of our internal control over financial reporting. If we fail to maintain the adequacy of our internal control, as such standards are modified, supplemented or amended from time to time, we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal control, it could have an adverse effect on our business and stock price. The effectiveness of our internal control over financial reporting as of December 31, 2007, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its attestation report.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the third quarter of fiscal year 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 to July 31	7,910	$6.54	--	1,000,000
August 1 to August 31	--	--	--	1,000,000
September 1 to September 30	13,988	$3.18	--	1,000,000
Total	21,898	$3.54	--	1,000,000

(1)	Shares reported in this column were delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares.

(2)

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. The program expired July 23, 2008. The

Company had repurchased 300,000 shares under that program as previously disclosed. On July 22, 2008, the Board of Directors reauthorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the full 1,000,000 shares of stock under the repurchase program, they would cost the Company approximately $4,590,000 million based on the closing price of the Company's stock on October 31, 2008. The Company believes that it has sufficient resources to fund this potential stock buyback.

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2007, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2008	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
James W. Knapp Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

EXHIBIT INDEX

Exhibit No.	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Form 10-Q Quarterly Report for the period ended June 30, 2007, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

*Management contract or compensatory plan or arrangement.