Form 10-K
period 2008-12-31
SPARTAN MOTORS INC
filed 2009-03-13
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant's Telephone Number, Including Area Code:  (517) 543-6400
Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes	X	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

The aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter: $218,323,367.

The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of February 28, 2009: 32,587,289 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant's May 20, 2009 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains some statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "will," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("Risk Factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

The Company is known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc. located in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue").

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

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles and service parts and accessories. Other product sales have grown in recent years reflecting increased sales from service, parts and accessories. The Company's diversification across several sectors gives numerous opportunities while minimizing overall risk. Additionally, the Company's business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

The Company's Segments

The Company is organized into two reportable segments, Spartan Chassis and the Emergency Vehicle Team ("EVTeam"). For certain financial information related to each segment, see Note 12, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Spartan Chassis

Sales by Spartan Chassis represented 92.3%, 90.3% and 87.9% of the Company's consolidated sales for the years ended December 31, 2008, 2007 and 2006, respectively. Spartan Chassis has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. Spartan Chassis engineers, manufactures and markets chassis for fire trucks, motorhomes and specialty applications such as military vehicles, trolleys, utility trucks and crash-rescue vehicles. Spartan Chassis manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As a specialized chassis producer, Spartan Chassis believes that it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows Spartan Chassis to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. Spartan Chassis markets its products throughout the U.S. and Canada. Spartan Chassis employed approximately 830 associates in Charlotte, Michigan as of February 28, 2009, of which approximately 795 were full-time. Of the full-time associates, 11 were contracted employees.

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

Over the past few years, there have been several examples of such innovations. Spartan Chassis helps to introduce to the fire truck market vehicle systems and components that incrementally improve the level of safety for all vehicle occupants. Spartan Chassis was the first to introduce Roll Stability Control, which helps maintain vehicle stability and aids in reducing vehicle rollovers. Other safety systems include side roll protection, a side air bag and seat pretension system; the seatbelt sensor system that indicates unbuckled seatbelts, and the all-belts-to-seat system with shock-absorbent seats and prominent red-colored seatbelts. The newest safety vehicle application, the 4x4 feature, enables a lower center of gravity, improving vehicle control, balance and maneuverability. The 4x4 option is available on the complete fire truck vehicle lineup.

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

Specialty Vehicle Chassis

Spartan Chassis continues to develop specialized chassis and actively seeks additional applications of its existing products and technology in the specialty vehicle market. In 2005, the Company produced its first specialty chassis for military vehicles. From 2005 to 2008, Spartan Chassis produced over 6,000 mine resistant wheeled vehicles for U.S. military forces. Of the nearly 16,000 Mine Resistant Ambush Protected vehicles ordered by the Department of Defense, almost one-third were manufactured at Spartan Chassis. Additionally, Spartan Chassis continues to be the sole assembler of the Iraqi Light Armored Vehicle and this contract is expected to be extended for another two years. Military vehicle chassis are the primary type of specialty chassis currently produced. With the large number of military vehicles that Spartan Chassis has produced, a corresponding increase in demand for spare parts for military vehicles has developed. Additionally, the Company is increasingly selling military spare parts directly to the U.S. Government as the Defense Logistics Agency increasingly understands the Company's delivery speed, quality and high value of the parts it can provide. As the U.S. military continues to use military vehicles, the spare parts market will also continue to expand and Spartan is well positioned to take advantage of this growing opportunity. Sales for specialty vehicle chassis for military vehicles depend on U.S. Government contracts awarded to Spartan Chassis customers. Multi-year U.S. Government contracts generally are not fully funded at inception.

EVTeam

The Company's EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. The EVTeam members manufacture products only upon receipt of confirmed purchase orders; thus they do not have significant amounts of completed product inventory. The EVTeam employed approximately 435 associates as of February 28, 2009 of which approximately 430 were full-time.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America. Crimson's product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company's wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry's oldest brands) - the Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson's signature features - such as Tubular Stainless Steel body structure (known as the Trix-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done again and again.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania. The Company began operations in the later half of 2003 and has developed a full line of aerial products. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and serviceability. Crimson Aerials currently sells its products to only Crimson Fire, Inc.

Road Rescue, Inc.

Road Rescue engineers, manufactures and markets a complete line of premium, custom advanced-care ambulances and rescue vehicles at its headquarters in Marion, South Carolina. Road Rescue is a market leader in the design of Type I and Type III high-performance, modular ambulances that fit all emergency transport requirements and offer the latest in technology. Road Rescue was the originator of many features that are now industry standards, such as the recessed flip bumper and restocking cabinets. Another feature improvement originating at Road Rescue was an all wood free interior. These vehicles are built with safety, performance and ease-of-maintenance in mind. Road Rescue markets its products through a dealer network throughout the United States and Canada.

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

In 2008 and consistent with prior years, representatives from the Company attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its research and development engineering groups for future development projects.

The Company's sales and marketing team is responsible for selling its manufactured goods and producing product literature. The sales group consists of approximately 50 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Marion, South Carolina; and Lancaster, Pennsylvania; and 15 additional salespeople located throughout North America.

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

Manufacturing

Spartan Chassis currently has seven principal assembly facilities in Charlotte, Michigan for its custom chassis products. In 2007, the Company purchased three manufacturing facilities, one of which was previously leased in part as a warehousing facility. In addition, the Company built a new cab manufacturing facility, approved in 2006 by the Company's Board of Directors, and this facility began production in the second quarter of 2007. This recently constructed plant replaced outdated facilities and also added manufacturing capacity. Due to the custom nature of its business, the Company's chassis cannot be manufactured efficiently on automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. Approximately 96% of fire truck and motorhome material costs and approximately 50% of other product material costs, primarily related to the military market, were directly attributable to purchased components that are commercially available from outside vendors. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

The EVTeam products are manufactured and assembled in each of the subsidiaries' respective manufacturing facilities, represented by four plants in total. The chassis for the products are purchased from Spartan Chassis and from outside commercial chassis manufacturers. The EVTeam facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end user customized order. The chassis is rolled down the production line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

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

Components for the Company's products are generally available from a number of suppliers. The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials and normally does not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules. The Company purchases steel and aluminum under purchase agreements. Material cost increases are passed on to the Company's customers whenever possible. However, there can be no assurance that there will be no steel, aluminum or other cost or supply issues over the long-term.

Research and Development

The Company's success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company dedicates a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The Company spent $19.5 million, $15.9 million and $12.6 million on research and development in 2008, 2007 and 2006, respectively.

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

Patents, Trademarks and Licenses

The Company and its subsidiaries have nine United States patents which include rights to the design and structure of chassis and certain peripheral equipment, and have one pending patent application in the United States and one pending with the World Intellectual Property Organization. The existing patents will expire on various dates from 2016 through 2024 and all are subject to payments of required maintenance fees. The Company and its subsidiaries also own seven United States trademark registrations and three United States service mark registrations, as well as two trademark registrations in each of New Zealand and Peru, and one trademark registration in each of Canada, Mexico and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, the Company has three pending Canadian trademark applications.

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

Associates

The Company and its subsidiaries employed 1,275 associates as of February 28, 2009, of which 1,237 were full-time. Included in the full-time counts are 26 contracted associates. Management presently considers its relations with associates to be positive.

Customer Base

In 2008, the Company's customer base included three major customers, all of which were customers of Spartan Chassis. Sales in 2008 to BAE Systems ("BAE") were $313.8 million, to General Dynamics Land Systems, Inc. ("General Dynamics") were $134.0 million and to Force Protection Industries, Inc. ("Force Protection") were $105.2 million. These numbers compare to 2007 sales of $52.3 million to BAE, $79.1 million to General Dynamics and $131.5 million to Force Protection and to 2006 sales of $24.7 million to BAE and $45.2 million to Force Protection. There were no sales to General Dynamics in 2006.

In 2007 and 2006, Newmar Corp. ("Newmar") and Fleetwood Motor Homes of Indiana, Inc. ("Fleetwood") were major customers in addition to General Dynamics and Force Protection. Sales were $85.6 million and $74.4 million in 2007 to Newmar and Fleetwood, respectively. In 2006, sales were $92.4 million and $56.9 million to Newmar and Fleetwood, respectively. Sales to these customers in 2008 were less than 10% and thus they are not considered a major customer in 2008. Sales to these customers decreased primarily related to the economic climate.

Sales to customers classified as major amounted to 65.5%, 54.3% and 33.5% of total revenues in 2008, 2007 and 2006, respectively. Although the loss of a major customer could have a material adverse effect on Spartan Chassis and its future operating results, the Company believes that it has developed strong relationships with its customers. In, addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company's financial position and results of operations. See related risk factors in Item 1A of this Form 10-K.

Sales made to external customers outside the United States were $11.2 million, $8.2 million, and $7.1 million for the years ended December 31, 2008, 2007 and 2006, respectively, or 1.3%, 1.2% and 1.6%, respectively, of sales for those years. All of the Company's long-lived assets are located in the United States.

Backlog Orders

At December 31, 2008, the Company had backlog orders for Spartan Chassis of approximately $87.5 million, compared with a backlog of $287.0 million at December 31, 2007. At December 31, 2008, the Company had backlog orders for the EVTeam of $82.4 million, compared with a backlog of $51.4 million at December 31, 2007. The Company expects to fill all of the backlog orders at December 31, 2008 during 2009.

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

The recent global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The recent global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition and liquidity. Many of our customers and suppliers have been severely affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis, may increase prices or go out of business, which could result in our inability to meet consumer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrain our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in non-cash impairment charges which may be material to our financial condition or results of operations. See "Credit Market Developments" below for a related risk factor to the Company's liquidity resulting from the current crisis.

Capital markets are currently experiencing a period of dislocation and instability, which has had and could continue to have a negative impact on the availability and cost of capital.

The general disruption in the U.S. capital markets has impacted the broader financial and credit markets and reduced the availability of debt and equity capital for the market as a whole. These conditions could persist for a prolonged period of time or worsen in the future. Our ability to access the capital markets may be restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. The resulting lack of available credit, lack of confidence in the financial sector, increased volatility in the financial markets and reduced business activity could materially and adversely affect our business, financial condition, results of operations and our ability to obtain and manage our liquidity. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions.

The Company's customers, dealers and suppliers may be adversely affected by the financial and credit liquidity crisis. Although the Company reviews the credit worthiness of its customers and suppliers, it cannot fully predict the extent to which they may be negatively affected or to what extent their operations will be disrupted.

We depend heavily on U.S. government contracts, which are subject to risks.

In addition to the risk associated with the economic and global crisis, the Company is subject to risks affiliated with U.S. governmental contracts. In 2008, 66.0% of our revenues were derived from U.S. government contracts and subcontracts for military drive train integration, vehicle final assembly and service parts. In addition to normal business risks, our contracts and subcontracts with the U.S. government are subject to unique risks, some of which are beyond our control.

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

The U.S. government may modify, curtail or terminate our contracts. The U.S. government may modify, curtail or terminate its contracts and subcontracts without prior notice, at its convenience, upon payment for work done and commitments made at the time of termination. Modification, curtailment or termination of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

Our business is subject to U.S. government inquiries and investigations. We are subject, from time to time, to certain U.S. government inquiries and investigations of our business practices due to our participation in government contracts and subcontracts. Such inquiries or investigations could result in suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time, as well as claims for fines, penalties, and damages (including treble damages in certain circumstances), which would potentially result in a material adverse effect on our results of operations and financial condition.

Our U.S. government business is also subject to specific procurement regulations and other requirements. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to secure future U.S. government contracts and subcontracts. In addition, although we have taken measures to prevent and detect employee misconduct related to government procurement regulations, these measures may not effectively deter such activity. Any government action related to violations of procurement laws and regulations may have a material adverse effect on our financial position, future operating results, or cash flows.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, fire trucks, aerial ladders and ambulances include but are not limited to:
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

General economic and political conditions.

The effect of new or amended laws or regulations on the Company, our industry or the economy as a whole could have a detrimental effect on our operations. Such laws and regulations could cause an industry-wide market decline or affect the Company due to our inability to compete with other companies that are unaffected by these laws, regulations or policies.

Concerns regarding acts of terrorism, the war in Iraq, the war in Afghanistan and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motor home markets), shipping and transportation and the availability of manufacturing components.

Changes in economic conditions, including changes in interest rates, strength of the United States dollar, financial market performance, credit availability and industry-specific factors, could impact the economy in general. Such changes could result in a downward trend that impacts not only our business, but all companies with which we compete; or, the changes could impact only those parts of the economy upon which we rely in a unique fashion; including, for example, the introduction of trade barriers that impact our attempts to expand in North America. See "Recent Global Economic and Financial Market Crisis" above for a related risk factor specific to the current economic crisis.

Amendments of the regulations governing our businesses could have a material impact on our operations.

Our manufactured products are subject to extensive federal and state regulations. Amendments to any of these regulations and the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

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

The Company's financial success is directly related to the willingness of its customers to continue to purchase its products. Failure to fill customers' orders in a timely manner could harm the Company's relationships with its customers. Furthermore, if any of the Company's major customers experience a significant downturn in its business, or fails to remain committed to the Company's products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company's business, results of operations and financial condition. The Company has three customers that accounted for 65.5% of its total annual sales in 2008 - any negative change in the Company's relationship with any one of them or the orders placed by any one of them could significantly affect the Company's revenues and profits.

Economic, legal and other factors could impact our customers' ability to pay accounts receivable balances due from them.

In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them. These terms typically include a period of time between when the goods and services are tendered for delivery to the customer and when the customer needs to pay for these goods and services. The amounts due under these payment terms are listed as accounts receivable on our balance sheet. Prior to collection of these accounts receivable, our customers could encounter drops in sales, large legal settlements, or other factors which could impact their ability to continue as a going concern and which could affect the collectability of these amounts. Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as the Company has major customers with material accounts receivable balances at any given time. See "Recent Global Economic and Financial Market Crisis" above for related risk factor on the current economic crisis and its potential impact on our customers.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

Most chassis, fire truck, aerial ladder and ambulance commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements. Changes in our relationships with these suppliers, shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture our products and secure sales. If we cannot obtain an adequate supply of components, this could result in a decrease in our sales and earnings. See "Recent Global Economic and Financial Market Crisis" above for related risk factor on the current economic crisis and its potential impact on our suppliers.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

Gasoline or diesel fuel is required for the operation of motor homes, fire trucks, aerial ladders and ambulances. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motor homes from time to time in the past, which then has a material adverse effect on sales volume, and may do so in the future. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have a negative impact on margins or sales volumes.

Fluctuations in Quarterly Results

The Company's quarterly operating results depend on a variety of factors including, but not limited to, the timing and volume of additional military orders that are dependent on U.S. government contracts awarded to our customers. Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Potential Volatility of Stock Price

The market price of the Company's common stock has been and could continue to be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, the ability to obtain additional U.S. government contracts or subcontracts, changes in congressional appropriations program funding levels, a failure to meet published estimates of or changes in earnings estimates by securities analysts, sales of common stock by existing holders, loss of key personnel, market conditions in our industries, shortages of key product inventory components and general economic conditions.

Credit market developments may reduce availability under our credit agreement.

Due to the current volatile state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments. If our lenders fail to honor their legal commitments under our credit facilities, it could be difficult in the current environment to replace our credit facilities on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.

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

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the adequacy of our internal control over financial reporting based on criteria and standards described in Item 9A of this annual report on Form 10-K. If we fail to maintain the adequacy of our internal control in accordance with those criteria and standards (as they may be modified, supplemented or amended from time to time), we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal control, it could have an adverse effect on our business and stock price. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its attestation report.
Item 1B.	Unresolved Staff Comments.

None.
Item 2.	Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company believes that its facilities are suitable for their intended purposes and adequate to meet its requirements for the foreseeable future.

Used By	Location	Use	Owned/ Leased	Square Footage

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 1 - 1000 Reynolds Road Charlotte, Michigan	Service Parts, Service Garage, Customer Service, Service Parts Warehousing	Owned	64,792

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 2 - 1542 Reynolds Road Charlotte, Michigan	Sales, Systems and Processes, Engineering	Owned	66,296

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 3 - 1580 Mikesell Street Charlotte, Michigan	Manufacturing, Purchasing, Corporate Offices	Owned	55,994

Spartan Motors, Inc., Spartan Motors Chassis, Inc.	Plant 4 - 1549 Mikesell Street Charlotte, Michigan	Manufacturing, Receiving, Marketing, Corporate Communications, Human Resources, Warehousing	Owned	141,567

Spartan Motors Chassis, Inc.	Plant 5 - 1055 Mikesell Street Charlotte, Michigan	Manufacturing	Owned	50,648

Spartan Motors Chassis, Inc.	Plant 6 - 1065 Mikesell Street Charlotte, Michigan	Manufacturing, Warehousing, Engineering	Owned	30,455

Spartan Motors Chassis, Inc.	Plant 7 - 1111 Mikesell Street Charlotte, Michigan	Manufacturing, Warehousing, Receiving	Owned	172,500

Spartan Motors Chassis, Inc.	Plant 8 - 1663 Reynolds Road Charlotte, Michigan	Manufacturing, Warehousing	Owned	106,838

Spartan Motors Chassis, Inc.	Plant 9 - 909 Shepherd Street Charlotte, Michigan	Research & Development	Owned	8,394

Spartan Motors Chassis, Inc.	Plant 10 - 1014 Reynolds Road Charlotte, Michigan	Service Parts Warehousing	Owned	29,000

Spartan Motors Chassis, Inc.	Plant 11 - 1597 Reynolds Road Charlotte, Michigan	Research & Development	Owned	14,653

Spartan Motors Chassis, Inc.	Carefree Plant - 1043 Reynolds Road, Charlotte, Michigan	Manufacturing, Warehousing	Leased	121,807

Crimson Fire, Inc.	907 7th Avenue, North Brandon, South Dakota	General Offices, Manufacturing, Warehousing	Owned	32,000

Crimson Fire, Inc.	1209 E. Birch Street, Brandon, South Dakota	Manufacturing, Warehousing	Leased	35,000

Crimson Fire, Inc.	725 Birch Street, Brandon, South Dakota	Warehousing	Leased	2,000

Crimson Fire Aerials, Inc.	1828 Freedom Road, Lancaster, Pennsylvania	General Offices, Manufacturing, Warehousing	Leased	34,000

Road Rescue, Inc.	2914 Spartan Place, Marion, South Carolina	General Offices, Manufacturing, Warehousing	Owned	106,000

Item 3.	Legal Proceedings.

On December 22, 2008, Spartan Motors Chassis, Inc., the Company's wholly-owned subsidiary ("Spartan Chassis"), pleaded guilty in the United States District Court for the District of South Carolina to one charge of making a false statement related to the terms and conditions of a military subcontract. The plea concluded the investigation of the Company, Spartan Chassis, and certain of their officers and employees conducted by the United States Attorney's Office for the District of South Carolina into Spartan Chassis' military business involving a former Spartan Chassis independent contractor. The plea, along with a civil settlement with the United States Department of Justice, provides for a global resolution of all civil and criminal matters related to the investigation. As a result of the plea and civil settlement, Spartan Chassis will pay a total of $6 million in fines and penalties. Of the $6 million accrued in the fourth quarter of 2008, $1.5 million was paid in 2008 and it is management's intent to pay the remaining balance during 2009.

At December 31, 2008, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. In the opinion of management, the Company's financial position, future operating results and cash flows will not be materially affected by the final outcome of these legal proceedings.
Item 4.	Submission of Matters to a Vote of Security Holders.

During the fourth quarter of 2008, no matters were submitted to a vote of security holders, through the solicitation of proxies or otherwise.

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

The following table sets forth the high and low sale prices for the Company's common stock for the periods indicated, all as reported by the NASDAQ Global Select Market and reflects any stock splits:

	High	Low
Year Ended December 31, 2008:
First Quarter	$9.75	$6.56
Second Quarter	9.98	7.33
Third Quarter	7.54	3.12
Fourth Quarter	5.44	2.04

Year Ended December 31, 2007:
First Quarter	$16.93	$9.42
Second Quarter	25.03	15.35
Third Quarter	19.07	11.17
Fourth Quarter	18.45	6.82

On February 19, 2009, the Company's Board of Directors declared a special dividend payment of $0.03 per outstanding share payable on May 15, 2009 to shareholders of record on April 15, 2009. At this same meeting, the Company's Board of Directors declared cash dividends of $0.05 per outstanding share to shareholders of record on April 15, 2009 and $0.05 per outstanding share to shareholders of record on November 16, 2009.

In 2008, the Company's Board of Directors declared cash dividends of $0.05 per outstanding share on April 24, 2008 to shareholders of record on May 16, 2008 and $0.05 per outstanding share to shareholders of record on November 17, 2008. In 2007, the Company's Board of Directors declared cash dividends of $0.05 per outstanding share on April 26, 2007 to shareholders of record on May 15, 2007 and $0.05 per outstanding share to shareholders of record on November 14, 2007. On October 23, 2007, a special $0.03 dividend was announced for shareholders of record on November 14, 2007.

The number of shareholders of record (excluding participants in security position listings) of the Company's common stock on February 28, 2009 was 535. See Item 12 below for information concerning the Company's equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company's purchases of its common stock during the fourth quarter of fiscal year 2008 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
Oct. 1, 2008 to Oct. 31, 2008			--	1,000,000
Nov. 1, 2008 to Nov. 30, 2008			--	1,000,000
Dec. 1, 2008 to Dec. 31, 2008	43,695	$4.76	--	1,000,000
Total	43,695	$4.76	--	1,000,000

(1)	Shares reported in this column include those delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares.

(2)

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. The program expired July 23, 2008. The Company had repurchased 300,000 shares under that program as previously disclosed. On July 22, 2008, the Board of Directors reauthorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. If the Company were to repurchase the full 1,000,000 shares of stock under the repurchase program, they would cost the Company approximately $2,280,000 million based on the closing price of the Company's stock on February 28, 2009. The Company believes that it has sufficient resources to fund this potential stock buyback.

Item 6.	Selected Financial Data.

The selected financial data shown below for the Company for each of the five years in the period ended December 31, 2008 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2008 (3)	2007	2006 (1)	2005	2004

Sales	$844,390	$681,922	$445,378	$343,007	$312,270
Cost of products sold	696,120	585,421	372,002	294,232	270,891
Gross profit	148,270	96,501	73,376	48,775	41,379
Operating expenses:
Research and development	19,461	15,868	12,622	9,431	7,943
Selling, general and administrative	60,097	41,383	31,360	26,693	24,451
Goodwill impairment	--	--	2,086	--	--
Operating income	68,712	39,250	27,308	12,651	8,985
Other income (expense), net	(1,383)	(1,023)	664	718	209
Earnings before taxes on income	67,329	38,227	27,972	13,369	9,194
Taxes on income	24,615	13,723	11,144	5,077	3,312
Net earnings	$42,714	$24,504	$16,828	$8,292	$5,882

Basic net earnings per share (2)	$1.33	$0.77	$0.57	$0.29	$0.21

Diluted net earnings per share (2)	$1.32	$0.75	$0.55	$0.29	$0.21

Cash dividends per common share (2)	$0.10	$0.13	$0.12	$0.11	$0.10
Basic weighted average common shares
Outstanding (2)	32,008	31,935	29,606	28,254	27,791
Diluted weighted average common shares
Outstanding (2)	32,437	32,833	30,531	28,818	28,673
Balance Sheet Data:
Net working capital	$118,679	$132,688	$96,082	$50,676	$43,953
Total assets	261,140	318,664	190,648	123,208	106,913
Long-term debt, including current portion	27,195	63,218	25,739	1,370	145
Shareholders' equity	170,643	129,218	103,180	72,602	67,511

(1)	Effective January 1, 2006, the Company adopted FASB Statement 123(R), electing to use the modified prospective method. See Note 1 to the Company's 2008 Consolidated Financial Statements.

(2)

On May 23, 2007, the Company's Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007. On November 2, 2006, the Company's Board of Directors announced a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. All information included in this table reflects the impact of both stock splits.

(3)

In the fourth quarter of 2008, the Company charged $6 million to selling, general and administrative expense for fines and penalties related to a legal settlement. See Item 3 in this Form 10-K for further details on the settlement.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., located in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue"). Crimson, Crimson Aerials and Road Rescue make up the Company's EVTeam. The Company's brand names, Spartan™, Crimson Fire™ and Road Rescue™, are known for quality, value, service and innovation.

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

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services that inspire customer loyalty. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company's credit facilities, as well as equity capital, as sources of expansion capital. A key metric in measuring the Company's success is the Company's Return on Invested Capital (ROIC). The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

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

•

Opportunities in the areas of specialty vehicles, service parts and micro-niche markets.  The Company has received subcontract orders and continues to receive service part orders for units produced under the Mine Resistant Ambush Protected (MRAP) program, the Iraqi Light Armored Vehicle (ILAV) program, the Joint IED-Defeat Organization (JIEDDO) program, the Yemen Light Armored Vehicle (YLAV) program and the Special Operations Command (SOCOM) program. The Company is working closely with military customers to develop new lines of mine-resistant vehicles, such as the Multipurpose All-Terrain Vehicle (MATV) for deployment in Afghanistan and other variants for the U.S. and other militaries.

•	Opportunities for increased service, parts and accessory sales as the number of military vehicles containing the Company's components in the field grow.

•

Potential for increased sales from the EVTeam due to increased demand from changes to industry safety regulations and engine emissions change and the introduction of new products, such as the "FRAC". The "FRAC", an acronym for "First Response All Calls", can best be described as a low-cost, multi-function vehicle, with both patient transport and fire truck pumping capabilities.

•

The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle market and the military market.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company's consolidated statements of income, on an actual basis, as a percentage of revenues:
	Year Ended December 31,
% of Sales	2008			2007			2006
	Spartan Chassis	EVTeam	Consol- idated	Spartan Chassis	EVTeam	Consol- idated	Spartan Chassis	EVTeam	Consol- idated
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of products sold	81.7	93.3	82.5	84.8	97.0	85.8	82.0	95.7	83.5
Gross profit	18.3	6.7	17.5	15.2	3.0	14.2	18.0	4.3	16.5
Operating expenses:
Research and development	2.2	2.2	2.3	2.2	2.8	2.3	2.6	3.0	2.8
Selling, general and administrative	5.7	7.1	7.1	4.5	7.3	6.1	5.7	7.3	7.1
Goodwill Impairment	--	--	--	--	--	--	--	2.7	0.5
Operating income	10.4	-2.6	8.1	8.5	-7.1	5.8	9.7	-8.7	6.1
Other income/ (expense), net	0.1	-1.3	-0.1	0.1	-1.4	-0.2	0.1	-0.6	0.2
Earnings before taxes on income	10.5	-3.9	8.0	8.6	-8.5	5.6	9.8	-9.3	6.3
Taxes on income	3.9	-1.6	2.9	2.9	-2.8	2.0	3.4	-2.3	2.5
Net earnings	6.6	-2.3	5.1	5.7	-5.7	3.6	6.4	-7.0	3.8

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

For the year ended December 31, 2008, consolidated sales increased $162.5 million (23.8%) to $844.4 million, from $681.9 million for the same period in 2007. The increase was due to a $163.8 million (26.6%) increase in Spartan Chassis sales coupled with a $3.2 million (3.6%) increase in EVTeam sales. Intercompany sales from Spartan Chassis to the EVTeam increased $4.5 million (19.9%) over the prior year. Intercompany sales are eliminated from the consolidated sales totals.

Other sales at Spartan Chassis drove the majority of its sales increase, with a $284.5 million (100.9%) increase over the prior year's period. Also contributing to the increase in consolidated sales was an increase in fire truck chassis sales of $5.4 million (4.7%). These increases were partially offset by the decline in motorhome chassis sales of $126.1 million (-58.0%).

The increase in other sales at Spartan Chassis was primarily due to an increase of specialty chassis of $210.0 million (85.2%) paired with an increase in service part sales of $74.5 million (209.9%). The growth in specialty chassis is due to increases in military chassis volume primarily as a result of orders received under the Mine Resistant Ambush Protected (MRAP) program. Production under this program began in the third quarter of 2007 and the backlog of orders received as of December 31, 2007 continued production through most of 2008. As the MRAP program is winding down, no major future orders are expected under this particular program that will materially impact 2009 results. However, additional military orders under different programs, such as the M-ATV program for deployment in Afghanistan and other variants for the U.S. and other militaries, if received, could impact 2009 operations and results.

Additionally, other sales were affected by the increase in volume of service part sales. These sales correspond to increased military vehicles in the field, primarily as a result of the MRAP program mentioned above. Service parts and accessory volumes are expected to be strong in 2009 primarily in support of military units in the field. See Item 1A "Risk Factors" relating to government contracts for more details. The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole. The year-over-year backlog of motorhome orders decreased 79.7% as of December 31, 2008. Accordingly 2009 production levels of motorhome chassis are expected to be down year-over-year.

The majority of the sales increase for the EVTeam is a result of increases at Road Rescue of $4.3 million and increases at Crimson Fire Aerials of $1.0 million, partially offset by a sales decrease at Crimson Fire of $2.1 million. Higher ambulance sales at Road Rescue, which were up 20.7% over the prior year, are largely due to higher order intake at the end of 2007. Higher volume of units sold year-over-year of aerial fire trucks contributed to the increase in sales for Crimson Fire Aerials. These increases were offset by lower fire truck sales, down approximately 3.3% year-over-year due primarily to decreased sales volumes as result of lower orders received during the year. Backlog for the EVTeam, at December 31, 2008, is up $31.0 million compared to December 31, 2007 and will positively impact production levels and sales in 2009. Increased backlog at the end of 2008 is in part due to the changes in industry safety regulations and the 2010 engine emissions change.

Gross margin as a percent of sales increased to 17.5% for the twelve months ended December 31, 2008 from 14.2% for the same time period in 2007. The increase is due primarily to sales mix mainly as a result of higher service parts sales in the period, which provide a higher gross margin. In addition, the Company was able to leverage fixed overhead costs to increased sales volumes, which resulted in higher margins. The EVTeam also contributed to the increase in margins resulting from price increases for ambulances, approximately 3% per unit, and improved production efficiencies for fire trucks, approximately 2% per unit. The impact of these price increases and production efficiencies are expected to continue into 2009.

Operating expenses increased as a percentage of sales to 9.4% for the twelve month period ended December 31, 2008 compared to 8.4% for the same period of 2007. This is primarily a result of one-time charges, primarily legal expenses and fines and penalties. The fines and penalties of $6.0 million related to the reported settlement between Spartan Chassis and the Department of Justice. See Item 3 "Legal Proceedings" of this Form 10-K for more details. Operating expense dollars increased $22.3 million (39.0%) due to the fines and penalties noted above in addition to higher compensation expense for incentive plans. The higher compensation expense for incentive plans is a result of the improved results year-over-year combined with greater wages and benefits related to higher staffing levels to support the sales increase.

The increase in the Company's income taxes from $13.7 million in 2007 to $24.6 million in 2008 is primarily due to increased earnings before taxes in 2008 when compared to 2007.  The effective tax rate was 36.6% in 2008 as compared to 35.9% in 2007.  The 2008 effective tax rate was negatively impacted by the increase in non-deductible charges primarily related to fines and penalties related to the legal settlement.  See Note 5, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings increased by $18.2 million ($0.57 per diluted share) to $42.7 million ($1.32 per diluted share) in 2008 from $24.5 million ($0.75 per diluted share) in 2007 as a result of the factors discussed above.

Total chassis orders received during 2008 decreased 33.5% compared to the same period in 2007. This reflects decreases in motorhome chassis orders (-67.6%) that were down due to the poor economic conditions. Specialty chassis orders were also down (-33.2%) as military orders in 2008 were less than those placed in 2007. These decreases were partially offset by an increase in fire truck orders (45.3%) in advance of the changes in certain industry regulations effective for January 2009. The EVTeam experienced an increase of 66.9% during 2008 over 2007 of orders received also due to the changes in industry regulations.

Year Ended December 31, 2007 compared to Year Ended December 31, 2006

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

Within Spartan Chassis, the motorhome chassis line experienced a sales increase of $13.1 million (6.4%) over 2006 sales. This increase was due to higher unit sales due to additional models being offered by existing customers.

Fire truck chassis, another major product line for Spartan Chassis, experienced an increase of $7.9 million (7.3%) in sales for the year ended December 31, 2007 over the year ended December 31, 2006. Fire truck units sold were flat in 2007 compared to 2006, however the Company's average selling price per fire truck grew as the market continues to demand more complex product options.

Other Spartan Chassis sales were $282.0 million compared to $79.2 million in 2006, an increase of $202.8 million.  This growth over the prior year is primarily due to higher sales of military chassis coupled with higher service part sales. Sales of military chassis increased $182.1 million over the military chassis sales levels in the prior year. This increase was due to an increase in military chassis volume, primarily as a result of orders received under the new Mine Resistant Ambush Protected (MRAP) program. Production under this program began in the third quarter of 2007 and the backlog of orders received as of December 31, 2007 continued production into 2008.

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

Fourth Quarter Results

The Company's rate of sales growth has varied historically from quarter to quarter. For a description of quarterly financial data, see Note 13, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

2008

Sales during the fourth quarter 2008 were less than the prior quarters in 2008 due to the higher specialty chassis sales in the first three quarters of 2008, primarily as a result of military orders that were completed early in the fourth quarter. Additionally, motorhome sales were down compared to prior quarters in this same year, due to the continued stress in the economic market. These decreases in sales were partially offset by an increase in the service part sales due to increased support of the military units in the field. The fire truck chassis and EVTeam sales remained fairly consistent over the quarters of 2008.

Gross profit was disproportionate in the fourth quarter of 2008 compared to the previous quarters primarily due to sales mix. There were higher service parts sales in the period, which provide a higher gross margin. The EVTeam also contributed to increased margins in the quarter resulting from price increases and improved production efficiencies, as detailed in the year-over-year analysis.

Net earnings during the fourth quarter were negatively impacted by the penalties and fines, related to the settlement with the Department of Justice, in addition to the same variables noted above affecting sales and gross profit. See Item 3 "Legal Proceedings" of this Form 10K for more details on the settlement.

2007

Sales during the fourth quarter of 2007 were higher than the prior quarters of 2007, driven by an increase in other sales. The primary factors for the increase in other sales are consistent with the explanation for the year-over-year increase detailed above. Higher military chassis and service part sales drove this increase as a result of higher order volumes.

Gross profit and net earnings for the quarter ended December 31, 2007 were greater than the prior quarters of 2007, primarily due to the impact of the MRAP program ramp up. Sales increased 59.6% in the fourth quarter compared to the third quarter of 2007, while gross profit increased 72.0% over the same time period. As production under the MRAP program began in the third quarter of 2007, material and labor efficiencies were improved in the fourth quarter of 2007. This occurred as the Company's workforce became more familiar with the production of the product. The reason net income grew more dramatically (219.5%) over the quarter compared to sales growth (59.6%) was twofold. First, staff was added in the third quarter of 2007 ahead of the correlated sales increase to support the ramp up of the MRAP program. Second, overhead operating costs do not increase at the same level sales increase, as most base operating expenses are already in place, such as research and development and selling, general and administrative staff.

Financial Condition

Balance Sheet at December 31, 2008 compared to December 31, 2007

Accounts receivable decreased approximately $57.0 million (42.9%) and inventories decreased $16.4 million (15.9%) at December 31, 2008 when compared to December 31, 2007. These decreases were primarily a result of the completed orders under the MRAP and MRAP Plus programs as reflected in the decreased sales in the fourth quarter of 2008 noted above. Sales in the fourth quarter of 2008 were 38.4% lower than those in the fourth quarter of 2007 due to a decrease in motorhome sales of $45.2 million (-86.6%) and a decrease in other product sales of $40.7 million (-31.3%). Motorhome sales were down due to the economic climate. Other product sales decreased as sales under the MRAP program in 2007 had completed in 2008, with only a slight sales offset in the fourth quarter of 2008 related to the MRAP Plus program. These decreased sales directly resulted in the decrease in accounts receivable at December 31, 2008.

Deposits on engines were $5.5 million at December 31, 2008 while there was not a balance at December 31, 2007. These deposits support the surge in fire truck chassis and EVTeam sales orders received in the fourth quarter of 2008 compared to the same quarter of 2007, and for the additional projected orders expected to be received in 2009.

Property, plant and equipment net of accumulated depreciation increased approximately $10.1 million from $56.7 million at December 31, 2007. The increase is due to the construction of a new office building, which was put into service during the third quarter of 2008, and renovations to manufacturing and office facilities which continued into the fourth quarter.

Accounts payable at December 31, 2008 decreased $69.0 million (76.0%) compared to December 31, 2007. The decrease is primarily a result of decreased inventory purchases. Higher purchases were made in the fourth quarter of 2007 to support the ramp up of production of specialty chassis under the MRAP program. In the fourth quarter of 2008, the inventory purchases would have been paid off prior to December 31 in keeping with the purchase terms and contributing to the decrease in accounts payable year-over-year.

Liquidity and Capital Resources

The Company generated an ROIC of 7.2% in the fourth quarter of 2008 compared to 27.4% for the same period in 2007. The Company defines return on invested capital as operating income, less taxes, on an annualized basis, divided by total shareholders' equity. ROIC for the year ended December 31 2008 was 25.8%, a 30.3% increase as compared to ROIC of 19.8% in 2007.

For the year ended December 31, 2008, cash generated by operating activities was $56.5 million, which was a $63.2 million increase from the $6.7 million of cash used in operating activities in 2007.  The $63.2 million difference in cash generated from operating activities year-over-year was primarily due to changes in the components of working capital, accounts receivable, inventory and accounts payable. The year-over-year change in cash generated from these drivers was $53.5 million. Additional increases in sources of cash year-over-year came from the increase in net earnings of $18.2 million and deposits from customers of $6.3 million. These sources of cash were partially offset by a $16.9 million use of cash in other assets. This use was for deposits on engines for planned production in 2009. See the "Financial Condition" section in Item 2 of this Form 10-K for further discussion regarding the accounts receivable, inventory, deposit on engines and accounts payable balances at December 31, 2008 compared to December 31, 2007. See the "Consolidated Statements of Cash Flows" contained in Item 7 of this Form 10-K for the other various factors that represented the remaining fluctuation of cash from operations of $2.1 million between the periods.

The cash from operations allowed for the pay down of long-term debt by $36.0 million, the purchase of property, plant and equipment of $16.3 million, and the payment of dividends of $3.2 million during 2008.

The purchases of property, plant and equipment during the 2008 of $16.3 million were $14.9 million lower than the $31.2 million of purchases during the same period in 2007. During 2007, facilities were added to support the ramp up of production of vehicles under the MRAP program and to support the increased level of military service parts sales. Continued investments were made in 2008, including the completion of a new office building, but not at the level that the initial MRAP production ramp up required in 2007. In 2009, the Company expects to incur capital expenditures in the range of $7.0 million to $9.0 million for new strategic initiatives and needed improvements or replacement of existing property, plant and equipment for operations.

Shareholders' equity increased $41.4 million, from $129.2 million as of December 31, 2007 to $170.6 million as of December 31, 2008. The increase was driven by $42.7 million in net income of the Company, coupled with $2.6 million from compensation related to restricted stock. These were partially offset by $3.2 million paid out in dividends and $0.7 million for the issuance of common stock and the tax benefit of stock incentive plan transactions.

On July 24, 2007, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. The program expired July 23, 2008. The Company had repurchased 300,000 shares under that program as previously disclosed. On July 22, 2008, the Board of Directors reauthorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. As of December 31, 2008, no shares of common stock were repurchased under the new authorization. If the Company were to repurchase the full 1,000,000 shares of stock under the repurchase program, they would cost the Company approximately $2,280,000 million based on the closing price of the Company's stock on February 28, 2009. The Company believes that it has sufficient resources to fund this potential stock buyback.

In October 2008, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank. The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the unused portion of the line. The interest rates will be in effect until the line matures in September 2010. This restructuring included a decrease in the total line of credit available to $50.0 million by December 31, 2008. As of December 31, 2008, the Company had no borrowings under this debt agreement in the form of a line of credit. The line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date.

The Company also had a $10.0 million unsecured term note, which carried an interest rate of 4.70% as of December 31, 2008, under the same debt agreement and terminates effective November 30, 2009. Under the terms of the line of credit and term note agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2008, the Company was in compliance with all debt covenants.

The Company has a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to $40.0 million to be issued in $5.0 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million unsecured term note issued under this shelf agreement as of December 31, 2008, which carried an interest rate of 4.93%.

The Company has an unsecured fixed rate long-term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At December 31, 2008, the total outstanding amount on this note was $6.0 million of which $466,666 is payable in 2009.

The Company has a secured line of credit for $0.2 million, which has an expiration date of July 5, 2009.  There were no borrowings under this line at December 31, 2008.

The Company has two secured mortgage notes of which $1.1 million and $0.1 million were outstanding as of December 31, 2008. The mortgage notes carry a fixed interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933 and $834, respectively, with balances due July 1, 2010 and March 1, 2009, respectively. These mortgage notes are secured by real estate and buildings.

On February 17, 2009, the Board of Directors approved a special dividend of $0.03 per common share to shareholders of record on April 15, 2009 in recognition of the 2008 financial performance. Additionally, in recognition of the Company's financial strength and future prospects, the Board of Directors has continued to approve the payment of regular dividends to its shareholders. At this same meeting, regular dividends of $0.10 per share payable in the amount of $0.05 per share on May 15, 2009 and $0.05 per share on December 16, 2009 to shareholders of record on April 15, 2009 and November 16, 2009, respectively, were declared.

On April 22, 2008, the Board of Directors approved regular dividends of $0.10 per share payable in the amount of $0.05 per share on June 16, 2008 and $0.05 per share on December 17, 2008 to shareholders of record on May 16, 2008 and November 17, 2008, respectively. The amount paid in 2008 was $3.2 million.

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

Contractual Obligations and Commercial Commitments

The Company's future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below. The weighted average interest rate for long term debt as of December 31, 2008 was 4.77%.
	Payments Due by Period ( $ - thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$29,379	$11,888	$17,491	$--	$--
Operating leases	1,599	865	522	212	--
Purchase obligations	25,794	25,794	--	--	--

Total contractual obligations	$56,772	$38,547	$18,013	$212	$--

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2008.

Critical Accounting Policies and Estimates

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within the Company's operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

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

Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at its Road Rescue subsidiary which is included in the Company's EVTeam reportable segment was evaluated as impaired and goodwill totaling $2,086,394 was recognized as a charge against operating income during 2006. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired as of December 31, 2008.

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

Equity Compensation - SFAS 123(R), "Share-Based Payment", addresses the accounting for share-based employee compensation and was adopted by Spartan Motors, Inc. on January 1, 2006 utilizing the modified prospective approach. The effect of applying SFAS 123(R) and further information on Spartan Motors, Inc. equity compensation plans, including inputs used to determine fair value of options and stock appreciation rights ("SARs"), is disclosed in Note 9 to the financial statements. SFAS 123(R) requires that share options and SARs awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options and SARs granted under the Company's stock option plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on statistical data. Some of the inputs the Company uses are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different values, which in turn would result in higher or lower compensation expense recognized. The Company has not run the model with alternative inputs to quantify their effects on the fair value of the options or SARs.

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

Effect of Inflation

Inflation affects the Company in two principal ways. First, the Company's revolving notes payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as nine months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company's ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company's primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2008, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements. Accordingly, an increase of 1% in interest rates would not have a material adverse effect on the Company's financial position. The Company does not enter into market risk sensitive instruments for trading or other purposes.

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

Item 8.	Financial Statements and Supplementary Data.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$13,741,062	$13,527,867
Accounts receivable, less allowance for doubtful accounts
of $146,600 in 2008 and $1,437,300 in 2007	75,935,246	132,906,559
Inventories	86,648,048	103,075,789
Deferred income tax assets	7,075,733	6,924,832
Deposits on engines	5,457,078	--
Other current assets	2,606,659	1,978,322
Total current assets	191,463,826	258,413,369

Property, plant and equipment, net	66,785,515	56,673,215
Goodwill	2,457,028	2,457,028
Deferred income tax assets	241,000	775,000
Other assets	192,964	345,327
TOTAL ASSETS	$261,140,333	$318,663,939

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$21,775,970	$90,769,512
Accrued warranty	8,352,239	10,823,532
Accrued customer rebates	1,497,673	1,962,765
Accrued compensation and related taxes	12,135,600	10,430,556
Accrued vacation	1,904,655	1,758,354
Deposits from customers	9,922,282	5,539,824
Other current liabilities and accrued expenses	4,584,312	3,366,825
Taxes on income	1,971,921	551,074
Current portion of long-term debt	10,639,832	522,666
Total current liabilities	72,784,484	125,725,108

Other non-current liabilities	1,157,000	1,025,000
Long-term debt, less current portion	16,555,616	62,695,454

Shareholders' equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; issued 32,572,289 shares and 32,352,679 shares (post stock split, see Note 1) in 2008 and 2007, respectively	325,723	323,527
Additional paid in capital	64,606,608	62,648,429
Retained earnings	105,710,902	66,246,421
Total shareholders' equity	170,643,233	129,218,377
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$261,140,333	$318,663,939

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
	Year Ended December 31,
	2008	2007	2006

Sales	$844,390,226	$681,922,475	$445,377,639
Cost of products sold	696,120,232	585,421,207	372,001,666
Gross profit	148,269,994	96,501,268	73,375,973

Operating expenses:
Research and development	19,460,546	15,868,348	12,622,487
Selling, general and administrative	60,097,686	41,382,741	31,359,187
Goodwill impairment	--	--	2,086,394
Operating income	68,711,762	39,250,179	27,307,905

Other income (expense):
Interest expense	(2,061,767)	(1,747,754)	(347,071)
Interest and other income	679,229	724,852	1,011,613
Earnings before taxes on income	67,329,224	38,227,277	27,972,447

Taxes on income	24,615,000	13,723,000	11,144,000
Net earnings	$42,714,224	$24,504,277	$16,828,447

Basic net earnings per share	$1.33	$0.77	$0.57

Diluted net earnings per share	$1.32	$0.75	$0.55

Basic weighted average common shares outstanding	32,008,000	31,935,000	29,606,000

Diluted weighted average common shares outstanding	32,437,000	32,833,000	30,531,000

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 2008, 2007 and 2006
	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Unearned Compensation	Accumulated Other Comprehensive Loss	Total

Balance at January 1, 2006	18,954,987	$189,550	$37,822,630	$35,447,985	$(845,969)	$(11,880)	$72,602,316
Reclassification of unearned compensation upon adopting new stock based payment accounting principle	--	--	(845,969)	--	845,969	--	--
Issuance of common stock and the tax impact of stock incentive plan transactions	1,995,477	19,955	15,929,162	--	--	--	15,949,117
Dividends declared ($0.12 per share)	--	--	--	(3,646,030)	--	--	(3,646,030)
Issuance of restricted stock, net of cancellation	160,875	1,608	(1,608)	--	--	--	--
Stock based compensation expense related to SARs and restricted stock	--	--	1,434,358	--	--	--	1,434,358
Comprehensive income:
Net earnings	--	--	--	16,828,447	--	--	16,828,447
Change in unrealized loss on marketable securities, net of tax	--	--	--	--	--	11,880	11,880
Total comprehensive income							16,840,327
Balance at December 31, 2006	21,111,339	$211,113	$54,338,573	$48,630,402	$--	$--	$103,180,088
Adjustment for 3-for-2 stock split on June 28, 2007	10,555,670	105,557	(105,557)	--	--	--	--
Balance at December 31, 2006, as adjusted	31,667,009	$316,670	$54,233,016	$48,630,402	$--	$--	$103,180,088
Adjustment for adoption of FIN 48, "Accounting for Uncertainty in Income Taxes"	--	--	--	(331,000)	--	--	(331,000)
Issuance of common stock and the tax impact of stock incentive plan transactions	756,899	7,569	7,175,318	--	--	--	7,182,887
Dividends declared ($0.13 per share)	--	--	--	(4,342,889)	--	--	(4,342,889)
Issuance of restricted stock, net of cancellation	228,771	2,288	(2,288)	--	--	--	--
Stock based compensation expense related to SARs and restricted stock	--	--	1,793,883	--	--	--	1,793,883
Purchase and constructive retirement of stock	(300,000)	(3,000)	(551,500)	(2,214,369)	--	--	(2,768,869)
Comprehensive income:
Net earnings	--	--	--	24,504,277	--	--	24,504,277
Total comprehensive income							24,504,277
Balance at December 31, 2007	32,352,679	$323,527	$62,648,429	$66,246,421	$--	$--	$129,218,377
Issuance of common stock and the tax impact of stock incentive plan transactions	71,955	719	(737,285)	--	--	--	(736,566)
Dividends declared ($0.10 per share)	--	--	--	(3,249,743)	--	--	(3,249,743)
Issuance of restricted stock, net of cancellation	147,655	1,477	(1,477)	--	--	--	--
Stock based compensation expense related to restricted Stock	--	--	2,696,941	--	--	--	2,696,941
Comprehensive income:
Net earnings	--	--	--	42,714,224	--	--	42,714,224
Total comprehensive income							42,714,224
Balance at December 31, 2008	32,572,289	$325,723	$64,606,608	$105,710,902	$--	$--	$170,643,233

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Year Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net earnings	$42,714,224	$24,504,277	$16,828,447
Adjustments to reconcile net earnings to net cash provided by
(used in) operating activities:
Depreciation	6,059,138	4,062,789	2,862,721
(Gain) loss on disposal of assets	57,620	86,425	(54,817)
Goodwill impairment	--	--	2,086,394
Tax expense (benefit) related to stock incentive plan transactions	627,099	(3,556,165)	(3,141,000)
Deferred income taxes	383,099	(3,488,175)	(775,261)
Stock based compensation related to stock appreciation rights and restricted stock	2,696,941	1,793,883	1,434,358
Decrease (increase) in operating assets:
Accounts receivable	56,971,313	(70,286,432)	(25,603,578)
Inventories	16,427,741	(38,902,595)	(19,907,805)
Taxes receivable	--	--	989,896
Other assets	(5,933,052)	11,012,831	(10,857,151)
Increase (decrease) in operating liabilities:
Accounts payable	(68,993,542)	60,066,016	9,957,947
Accrued warranty	(2,471,293)	4,442,792	1,877,968
Accrued customer rebates	(465,092)	(1,507,852)	1,715,283
Accrued compensation and related taxes	1,705,044	2,718,135	3,471,128
Accrued vacation	146,301	274,965	294,697
Deposits from customers	4,382,458	(1,925,598)	(6,174,775)
Other current liabilities and accrued expenses	1,217,487	775,341	(261,799)
Taxes on income	925,748	3,235,610	4,706,629
Total adjustments	13,737,010	(31,198,030)	(37,379,165)

Net cash provided by (used in) operating activities	56,451,234	(6,693,753)	(20,550,718)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,290,066)	(31,182,496)	(14,435,019)
Proceeds from sale of property, plant and equipment	61,008	19,200	456,902
Proceeds from sale of marketable securities	--	--	1,989,190
Net cash used in investing activities	(16,229,058)	(31,163,296)	(11,988,927)

Cash flows from financing activities:
Proceeds from long-term debt	203,500,000	168,800,000	24,500,000
Payments on long-term debt	(239,522,672)	(131,321,105)	(130,609)
Net proceeds (use of cash) from the exercise or vesting of stock incentive awards	(109,467)	3,626,722	12,808,117
Purchase and retirement of common stock	--	(2,768,869)	--
Cash retained (paid) related to tax impact of stock incentive plan transactions	(627,099)	3,556,165	3,141,000
Payment of dividends	(3,249,743)	(4,342,889)	(3,646,030)
Net cash provided by (used in) financing activities	(40,008,981)	37,550,024	36,672,478
Net increase (decrease) in cash and cash equivalents	213,195	(307,025)	4,132,833
Cash and cash equivalents at beginning of year	13,527,867	13,834,892	9,702,059
Cash and cash equivalents at end of year	$13,741,062	$13,527,867	$13,834,892

Supplemental disclosures: Cash paid for interest was $2,421,000, $1,463,000 and $308,000 for 2008, 2007 and 2006, respectively. Cash paid for income taxes was $23,377,000, $13,502,000 and $6,294,000 for 2008, 2007 and 2006, respectively.
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

Financial Instruments. The Company values financial instruments as required by Statement of Financial Accounting Standards ("SFAS") No. 107, "Disclosures about Fair Values of Financial Instruments." The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and variable rate debt instruments approximate fair value. The fair value of these financial instruments, including fixed rate debt instruments, approximates their carrying value at December 31, 2008. The Company does not utilize derivative instruments.

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

Shipping and Handling of Products. Costs incurred, related to the shipment and handling of products, are classified in cost of products sold. Amounts billed to customers for shipping and handling of products are included in sales.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Cash Equivalents include cash on hand, cash on deposit, treasuries and money market funds. The Company considers all investments purchased with a maturity of three months or less to be cash equivalents. Cash that will be required for operations within 90 days or less will be invested in money market funds or treasuries.

Accounts Receivable. The Company's receivables are subject to credit risk, and the Company does not typically require collateral on its accounts receivable. The Company performs periodic credit evaluations of its customers' financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 to 60 days and allowances are maintained for potential credit losses. Historically, such losses consistently have been within management's expectations. Past due accounts are written off when collectability is determined to be no longer assured.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. The Company periodically reviews all other long-lived assets that have finite lives and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Goodwill. The Company applies the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," which prohibits the amortization of goodwill and intangible assets with indefinite lives and requires the Company to evaluate these intangibles for impairment on an annual basis. Goodwill is allocated to the reporting unit from which it was created. The Company completes its required annual impairment test as of October 1 each year. Based upon the estimated fair values of the Company's reporting units using a discounted cash flow valuation, the goodwill at its Road Rescue subsidiary, which is included in the Company's EVTeam reportable segment, was evaluated as impaired and goodwill totaling $2,086,394 was recognized as a charge against operating income during 2006. The remaining balance of the goodwill of the Company relates to its Crimson Fire subsidiary and was not impaired at December 31, 2008.

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

Research and Development. The Company's research and development costs, which consist of compensation costs, travel and entertainment and administrative expenses among other items, are expensed as incurred.

Taxes on Income. The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires that deferred income tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. SFAS No. 109 also requires deferred income tax assets be reduced by a valuation allowance if, it is more likely than not, some portion or all of the deferred income tax assets will not be realized.

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

As disclosed in Note 5, Taxes on Income, the Company adopted the provisions of Financial Accounting Standards Board (FASB) Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109," effective January 1, 2007. The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any change for such, to the extent it arises, as a component of its income tax provision or benefit.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Earnings Per Share. Basic earnings per share represents net earnings divided by the weighted average number of common shares outstanding during the period exclusive of unvested restricted shares outstanding. Diluted earnings per share represents net earnings outstanding divided by the weighted average number of common shares outstanding plus the average dilutive effect of the Company's stock options, restricted stock, and stock appreciation rights ("SARs") outstanding during the period determined using the treasury stock method. The effect of dilutive stock options, restricted stock and SARs was 429,000, 898,000 and 925,000 shares in 2008, 2007, and 2006, respectively. For 2006, all shares related to stock awards outstanding were included in the diluted weighted average shares. For 2008 and 2007, 620,000 and 88,000 shares, respectively, related to stock incentive plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.

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

Stock Split. On May 23, 2007, the Company's Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007. On November 2, 2006, the Company's Board of Directors declared a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006. Earnings per share and all share data have been restated in all prior periods, except as noted in the Consolidated Statement of Shareholders' Equity, to reflect these stock splits.

Reclassifications. Certain immaterial amounts in the prior years' financial statements have been reclassified to conform to the current year's presentation.

New Accounting Standards. In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force ("EITF") on EITF issue 06-11, "Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards." EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for non-vested equity-classified employee share-based payment awards as an increase in additional paid-in capital. The EITF should be applied prospectively to the income tax benefits of dividends on equity-classified employee share-based payment awards that are declared in fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. For 2008, EITF 06-11 did not have a material effect on the Company's consolidated results of operations or its financial position. The Company does not expect this EITF to have a material impact on its future consolidated results of operations or its financial position.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits entities to choose to measure eligible financial instruments at fair value. The objective of this statement is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 was effective for the Company beginning January 1, 2008. The Company does not expect the adoption of this statement to have a material impact on its consolidated results of operations or its financial position. Through December 31, 2008, the Company had not elected the fair value option for any of its financial assets or liabilities.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FASB Staff Position (FSP) FAS 157-2. FSP FAS 157-2 allows entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. On October 10, 2008, the FASB issued FSP FAS 157-3 to clarify the application of fair value measurements of a financial asset when the market for that asset is not active. This clarifying guidance became effective upon issuance. Through December 31, 2008, SFAS No. 157 and FSP FAS 157-3 had no effect on the Company's consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company will apply the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such is not expected to have a material impact on the Company's consolidated results of operations or financial position. The Company measures the fair value of the following on a nonrecurring basis: (1) long-lived assets and (2) the reporting unit as part of the Company's goodwill impairment test.

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

NOTE 2 - INVENTORIES
Inventories are summarized as follows:	December 31,
	2008	2007

Finished goods	$12,461,708	$18,346,128
Work in process	17,494,759	21,426,663
Raw materials and purchased components	59,264,961	65,459,415
Obsolescence and slow-moving reserves	(2,573,380)	(2,156,417)

TOTAL INVENTORY	$86,648,048	$103,075,789

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:
	December 31,
	2008	2007

Land and improvements	$3,169,509	2,613,565
Buildings and improvements	61,596,637	48,091,565
Plant machinery and equipment	19,035,893	16,545,663
Furniture and fixtures	13,617,620	11,980,457
Vehicles	2,980,769	2,594,369
Construction in process	--	2,731,505

SUBTOTAL	100,400,428	84,557,124
Less accumulated depreciation	(33,614,913)	(27,883,909)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$66,785,515	$56,673,215

Interest capitalized during 2008 and 2007 related to construction and renovation of manufacturing facilities amounted to approximately $190,000 and $429,000, respectively. There was no capitalized interest in 2006.

NOTE 4 - LEASES

The Company leases certain office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2008, 2007, and 2006 was $1,033,000, $1,124,000, and $773,000, respectively. Future minimum lease commitments under non-cancelable leases are as follows: $865,000 in 2009, $345,000 in 2010, $177,000 in 2011, $167,000 in 2012 and $45,000 in 2013.

NOTE 5 - TAXES ON INCOME

Income tax expense (credit) is summarized as follows:
	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$22,814,971	$15,789,588	$10,996,402
State	1,416,930	1,421,587	922,859
Total current	24,231,901	17,211,175	11,919,261
Deferred (credit):
Federal	337,690	(3,116,866)	(718,816)
State	45,409	(371,309)	(56,445)
Total deferred	383,099	(3,488,175)	(775,261)

TOTAL TAXES ON INCOME	$24,615,000	$13,723,000	$11,144,000

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 9. These adjustments were an addition of $627,099 in 2008 and reductions of $3,556,165 in 2007 and $3,141,000 in 2006. The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings before taxes on income and the actual tax expense, are as follows:
	Year Ended December 31,
	2008		2007		2006
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$23,565,228	35.00%	$13,379,547	35.00%	$9,790,356	35.00%
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses - settlement	2,100,000	3.12	--	--	--	--
Nondeductible expenses - other	115,000	0.17	418,000	1.09	74,000	0.26
State tax expense, net of federal income tax benefit	1,019,000	1.51	924,000	2.42	168,000	0.60
Non-deductible goodwill impairment adjustment	--	--	--	--	700,000	2.50
Adjustments to federal and state tax reserve	--	--	--	--	414,000	1.48
Adjustment of valuation allowance on state net operating losses and ITC carryforwards, net of federal income tax benefit	68,000	0.10	(99,000)	(0.26)	105,000	0.37
Section 199 production deduction	(1,540,000)	(2.29)	(791,000)	(2.07)	(238,000)	(0.85)
Federal research and development tax credit	(534,000)	(0.79)	--	--	--	--
Other	(178,228)	(0.26)	(108,547)	(0.28)	130,644	0.47
TOTAL	$24,615,000	36.56%	$13,723,000	35.90%	$11,144,000	39.83%

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:
	December 31,
	2008	2007
Current asset (liability):
Additional capitalized inventory costs	$555,000	$150,000
Vacation accrual	721,000	666,000
Bonus accrual	1,262,000	509,000
Warranty reserve	3,253,000	4,221,000
Inventory allowance	945,000	782,000
Allowance for doubtful accounts	57,000	562,000
Prepaid insurance	(5,000)	(92,000)
State tax net operating loss carryforward, net of federal income tax benefit	446,000	378,000
Valuation allowance for state tax net operating loss carryforward	(446,000)	(378,000)
State tax credit carryforward, net of federal income tax benefit	44,000	44,000
Valuation allowance for state tax credit carryforward	(44,000)	(44,000)
Federal tax benefit related to state tax reserves	399,000	334,000
Other	(111,267)	(207,168)

NET CURRENT DEFERRED TAX ASSETS	$7,075,733	$6,924,832

Noncurrent asset - Other	241,000	775,000

NET NONCURRENT DEFERRED TAX ASSETS	$241,000	$775,000

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - TAXES ON INCOME (Continued)

At December 31, 2008 and 2007, the Company had state deferred tax assets, related to state tax net operating loss carryforwards, of approximately $687,000 and $582,000, respectively, which begin expiring in 2017. At December 31, 2008, the Company had a state tax credit carryforward of approximately $67,000 that expires in 2009. The Company has full valuation allowances against these deferred tax assets, which are reflected in the above table net of Federal income taxes, and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable.

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

In accordance with the transition provisions of FIN 48, the Company recorded a decrease to its beginning balance of retained earnings in the amount of $331,000 with the remaining $630,000 being reclassified from current accrued taxes on income to other non-current liabilities. The change in interest and penalties, which are included in the total FIN48 liability, amounted to an increase of $125,000 in 2007 and decrease of $90,000 in 2008. The change in UTB, excluding interest and penalties, is as follows for 2008 and 2007:
	2008	2007

Balance at January 1,	$662,000	$723,000
Increase (decrease) related to prior year tax positions	104,000	(43,000)
Increase related to current year tax positions	118,000	42,000
Settlements	--	(60,000)
Balance at December 31,	$884,000	$662,000

Included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2008 is the ending UTB balance of $884,000, as well as $273,000 of interest and penalties, for a total of $1,157,000. The total UTB of $884,000 would affect the effective tax rate if recognized in future periods. The total amount of UTB could increase or decrease within the next twelve months for a number of reasons including the expiration of statute of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under FIN 48. The Company does not believe that the total amount of UTB will materially increase or decrease over the next twelve months. The Company was last audited by the Internal Revenue Service ("IRS") in 2002 and settled all issues for the years 1998 through 2000. The Company also files tax returns in a number of states and those jurisdictions remain subject to examination in accordance with relevant state statutes.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 - DEBT

Long-term debt consists of the following:
	December 31, 2008	December 31, 2007
Mortgage notes payable to Brandon Revolving Loan Foundation:
Due March 1, 2009 with monthly installments of $834 including interest at 3%. Collateralized by land.	$121,808	$128,064
Due July 1, 2010 with monthly installments of $6,933 including interest at 3%. Collateralized by building.	1,084,751	1,134,500
Note Payable to Charter One Bank: Due October 1, 2011 with monthly installments of $38,889 excluding interest at 4.99%. Unsecured debt.	5,988,889	6,455,556
Note Payable to JP Morgan Chase Bank: Principal due November 30, 2009 with quarterly interest only payments at 4.70%. Unsecured debt.	10,000,000	10,000,000
Note Payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments at 4.93%. Unsecured debt.	10,000,000	10,000,000
Line of credit with JP Morgan Chase Bank	--	35,500,000
	27,195,448	63,218,120
Less current portion of long-term debt	(10,639,832)	(522,666)
TOTAL	$16,555,616	$62,695,454

The long-term debt is due as follows: $10,639,832 in 2009; $11,500,060 in 2010; $5,055,556 in 2011; and none thereafter.

The Company's primary line of credit is a $50,000,000 unsecured revolving note payable to a bank that expires on September 30, 2010. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin. There were no borrowings on this line as of December 31, 2008. Borrowings on this line amounted to $35,500,000 at December 31, 2007. The applicable Eurodollar rate plus margin was 0.98% and 5.38% for 2008 and 2007, respectively. Under the terms of the credit agreement for the line of credit, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2008 and 2007, the Company was in compliance with all debt covenants.

The Company also has an unsecured line of credit of $200,000 which carries an interest rate of 1% above the bank's prime rate (prime rate at December 31, 2008 was 4.0%). This line of credit will expire on July 5, 2009. There were no borrowings under this line at December 31, 2008 and 2007.

As of November 30, 2007, the Company entered into a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to $40,000,000 to be issued in $5,000,000 minimum increments. The interest rate is determined based on applicable rates at the time of issuance. As of December 31, 2008 and 2007, the Company had $10,000,000 issued under this agreement.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - TRANSACTIONS WITH MAJOR CUSTOMERS

The Company had three Spartan Chassis customers classified as major customers in 2008, 2007 and 2006, as follows:
	2008		2007		2006
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$313,766,000	$24,566,000	*	*	*	*
Customer B	$134,007,000	$12,547,000	$79,118,000	$46,728,000	--	--
Customer C	$105,198,000	$5,127,000	$131,461,000	$27,590,000	$45,186,000	$15,014,000
Customer D	*	*	$85,566,000	$4,052,000	$92,440,000	$1,706,000
Customer E	*	*	$74,393,000	$81,000	$56,858,000	$3,330,000

* denotes sales were below 10% of total

NOTE 8 - COMPENSATION INCENTIVE PLANS

The Spartan Motors Retirement Plan provides for matching 401(k) contributions and covers all associates who meet length of service and minimum age requirements. The Company's matching contributions vest over 5 years and were approximately $1,158,000, $870,000 and $599,000 in 2008, 2007 and 2006, respectively. These amounts were expensed as incurred.

The Spartan Profit and Return Plan (the "SPAR Plan") encompasses a quarterly and an annual bonus program. The quarterly program covers all fulltime employees of Spartan Chassis, Inc. and Spartan Motors, Inc. The cash bonuses paid under this program are equal for all participants. Amounts expensed for the quarterly bonus were $8.9 million, $6.0 million and $5.1 million for 2008, 2007 and 2006, respectively.

The annual bonus provides that executive officers and some managers may earn cash bonuses based on Spartan Motors' or a subsidiary's achievement of a target amount of net operating profit after tax for a given year, less a capital charge based upon the tangible net operating assets employed in the business. For more details, see the SPAR Plan document filed as exhibit 10.8 of this Form 10-K. Amounts expensed for the annual bonus were $9.0 million, $5.2 million and $4.4 million for 2008, 2007 and 2006, respectively.

NOTE 9 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 7,200,000. Total shares remaining available for stock incentive grants under these plans totaled 1,629,380 at December 31, 2008.

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

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock on date of exercise over the exercise price of the options. As required by SFAS 123(R), we report any excess tax benefits in our consolidated statement of cash flows as financing cash flows. Excess tax benefits derive from the difference between the tax deduction and the fair market value of the option as determined by a valuation model which in our case is the Black-Scholes model.

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated weighted average fair value of SARs in 2007 and 2006. There were no grants of SARS in 2008 and no grants of options in 2008, 2007 and 2006. Expected volatilities are based on the historical volatility of the Company's stock and the expected life of the SARs awarded. The effective term of the SARs (five years) has been determined, due to the lack of sufficient historical information, using the "simplified method" as outlined in Staff Accounting Bulletin No. 107 as published by the Securities and Exchange Commission. Based on this effective term, the five-year Treasury Bond rates as of the date of grant were used to estimate the risk-free rate of return.
	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life	Estimated Fair Value
2007	1.5%	49.9%	3.44%	5 years	$3.20
2006	1.5%	35.0%	4.70%	5 years	$3.39

Option activity for the year ended December 31, 2008 is as follows for all plans:
	Total Number of Options	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2007	945,859	$4.34
Granted and vested	--	--
Exercised	(40,899)	3.58
Cancelled	(5,775)	3.81
Options outstanding and exercisable at December 31, 2008	899,185	4.38	$583,609	4.5

No options were granted in 2008, 2007 or 2006. The total intrinsic value of options exercised during years ended December 31, 2008, 2007 and 2006 were $209,611, $8,265,521 and $9,253,462, respectively.

SARs activity for the year ended December 31, 2008 is as follows for all plans:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK BASED COMPENSATION (Continued)
	Total Number of SARs	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

SARs outstanding and exercisable at December 31, 2007	529,385	$3.06
Granted and vested	--	--
Exercised	(4,698)	2.48
Cancelled	(5,365)	3.32
SARs outstanding and exercisable at December 31, 2008	519,322	3.06	$15,221	8.2

The weighted-average grant date fair value of SARs granted was $3.20 and $3.39 for years ended December 31, 2007 and 2006, respectively. No SARs were granted in 2008. These SARS could have been exercised for the issuance of 3,217 shares of the Company's common stock at December 31, 2008. The total intrinsic value of SARs exercised during the years ended December 31, 2008, 2007 and 2006 was $15,475, $608,847 and $202,102, respectively.

The Company recorded $725,574 and $841,576 in compensation expense related to SARs granted for the years ended December 31, 2007 and 2006, respectively. The total income tax benefit recognized in the income statement related to SARs was $253,951 and $294,552 for 2007 and 2006, respectively. As there were no SARs granted in 2008, there was no related compensation expense or income tax benefit recognized in the income statement.

Restricted Stock Awards. The Company issues restricted stock, at no cash cost, to directors, officers and key employees of the Company. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is generally three to five years. The unearned stock-based compensation related to restricted stock awards, using the market price on the date of grant, is being amortized to compensation expense over the applicable vesting periods. Dividends are paid on unvested restricted stock grants and all such dividends vest immediately.

The Company receives an excess tax benefit or liability during the period the restricted shares vest. The excess tax benefit (liability) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the grant date market price used to amortize to the awards to compensation expense. As required per SFAS 123(R), any excess tax benefits or liabilities are reported in the Consolidated Statement of Cash Flows as financing cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - STOCK BASED COMPENSATION (Continued)

Restricted stock activity for the year ended December 31, 2008, is as follows:
	Total Number of Nonvested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Nonvested shares outstanding at December 31, 2007	531,903	$12.58
Granted	325,787	7.47
Vested	(350,752)	10.40
Cancelled	(75,435)	12.15
Nonvested shares outstanding at December 31, 2008	431,503	10.56	1.3

The weighted-average grant date fair value of nonvested shares granted was $7.47, $17.46 and $6.84 for the years ended December 31, 2008, 2007 and 2006, respectively.

During 2008, 2007 and 2006 the Company recorded compensation expense, net of cancellations, of $2,694,004, $1,068,309 and $592,782, respectively, related to restricted stock awards. The total income tax benefit recognized in the income statement related to restricted stock awards was $942,901, $373,908 and $207,474 for 2008, 2007 and 2006, respectively. For the years ended 2008, 2007 and 2006, restricted shares vested with a fair market value of $1,679,588, $2,229,096 and $521,591, respectively. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2008, the Company had unearned stock-based compensation of $3,614,983 associated with these restricted stock grants.

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2,500,000. At December 31, 2008 and 2007, the Company had outstanding letters of credit totaling $200,000.

On December 22, 2008, Spartan Motors Chassis, Inc., the Company's wholly-owned subsidiary ("Spartan Chassis"), pleaded guilty in the United States District Court for the District of South Carolina to one charge of making a false statement related to the terms and conditions of a military subcontract. The plea concluded the investigation of the Company, Spartan Chassis, and certain of their officers and employees conducted by the United States Attorney's Office for the District of South Carolina into Spartan Chassis' military business involving a former Spartan Chassis independent contractor. The plea, along with a civil settlement with the United States Department of Justice, provides for a global resolution of all civil and criminal matters related to the investigation. As a result of the plea and civil settlement, Spartan Chassis will pay a total of $6 million in fines and penalties. This charge was recorded in the fourth quarter of 2008, to selling, general and administrative expense within the operating expense section of the Consolidated Statement of Income for 2008.

At December 31, 2008, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

The Company has repurchase agreements with third-party lending institutions, which have provided floor plan financing to customers. These agreements provide for the repurchase of products from the lending institution in the event of the customer's default. There were no significant repurchase agreements in effect as of December 31, 2008 and 2007. Historically, losses under these agreements have not been significant and it is management's opinion that any future losses will not have a material effect on the Company's financial position or future operating results and cash flows.

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

Changes in the Company's warranty liability during the years ended December 31, 2008 and 2007 were as follows:
	2008	2007

Balance of accrued warranty at January 1	$10,823,532	$6,380,740

Warranties issued during the period	4,707,926	7,302,289

Cash settlements made during the period	(5,597,646)	(7,965,485)

Changes in liability for pre-existing warranties during the period, including expirations	(1,581,573)	5,105,988

Balance of accrued warranty at December 31	$8,352,239	$10,823,532

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

NOTE 11 - SHAREHOLDERS' RIGHTS PLAN (Continued)

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - BUSINESS SEGMENTS (Continued)

Year Ended December 31, 2008
	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$91,141	--	--	$91,141
Fire truck chassis sales	121,641	--	$(27,619)	94,022
EVTeam product sales	--	$92,658	--	92,658
Other sales	566,569	--	--	566,569
Sales	$779,351	$92,658	$(27,619)	$844,390

Interest expense	$27	$1,620	$415	$2,062
Depreciation expense	2,885	1,147	2,027	6,059
Taxes (credit) on income	30,033	(1,472)	(3,946)	24,615
Segment earnings (loss)	51,365	(2,179)	(6,472)	42,714
Segment assets	145,996	61,960	53,184	261,140

Year Ended December 31, 2007
	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated

Motorhome chassis sales	$217,225	--	--	$217,225
Fire truck chassis sales	116,236	--	$(23,041)	93,195
EVTeam product sales	--	$89,453	--	89,453
Other sales	282,049	--	--	282,049
Sales	$615,510	$89,453	$(23,041)	$681,922

Interest expense	--	$1,618	$130	$1,748
Depreciation expense	$1,796	1,165	1,102	4,063
Taxes (credit) on income	17,824	(2,510)	(1,591)	13,723
Segment earnings (loss)	34,815	(5,069)	(5,242)	24,504
Segment assets	219,885	54,076	44,703	318,664

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

Foreign sales are not significant in the displayed years.

NOTE 13 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2008 is as follows:
	Quarter Ended
	March 31	June 30	September 30	December 31

Sales	$264,094,756	$196,519,986	$237,461,209	$146,314,275

Gross profit	$40,629,614	$33,747,864	$42,965,589	$30,926,927

Net earnings	$14,780,754	$10,415,409	$14,656,236	$2,861,825

Basic net earnings per share	$0.46	$0.33	$0.46	$0.09

Diluted net earnings per share	$0.45	$0.32	$0.45	$0.09

During the fourth quarter of 2008, the Company recorded a $6.0 million charge related to a legal settlement. See Note 10, Commitments and Contingent Liabilities, for more details on this settlement. This had a net impact of $0.17 on diluted net earnings per share.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the 2008 and 2007 information in the financial statement schedule as listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the 2008 and 2007 information in the financial statement schedule referred to above, when considered in relation to the basic 2008 and 2007 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007, the Company changed its method of accounting for uncertain tax positions with the required adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 11, 2009

Report of Independent Registered Public Accounting Firm
On Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spartan Motors, Inc.'s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2008 and 2007 and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended and our report dated March 11, 2009 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Grand Rapids, Michigan
March 11, 2009

Report of Predecessor Independent Registered Public Account Firm

Board of Directors and Shareholders
Spartan Motors, Inc.

We have audited the accompanying consolidated statements of income, shareholders' equity, and cash flows of Spartan Motors, Inc. and Subsidiaries for the year ended December 31, 2006. Our audit also included the financial statement schedule, as of and for the year ended December 31, 2006, listed in the Index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Spartan Motors, Inc.'s for the year ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, referred to above, when considered in relation to the basic 2006 consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

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

There were no disagreements or reportable events with Ernst & Young LLP or BDO Seidman, LLP.
Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to the our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure

Management's Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal control over financial reporting as of December 31, 2008, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

There was no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III
Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions "Spartan Motors' Board of Directors and Executive Officers," "Audit Committee Report" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, and is incorporated herein by reference.

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

The information required by this item is contained under the captions "Compensation Discussion and Analysis," "Compensation of Directors," "Executive Compensation," "Compensation Committee Report" and "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, and is incorporated herein by reference.
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption "Ownership of Spartan Motors Stock" in for the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, and is incorporated herein by reference.

The following table provides information about the Company's equity compensation plans regarding the number of securities to be issued under these plans, the weighted-average exercise prices of options outstanding under these plans and the number of securities available for future issuance as of December 31, 2008.
Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,419,000	$5.72	1,604,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	1,419,000	$5.72	1,629,000

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

(3)

Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company's capitalization. Furthermore, each of the 2007 Plan, the 2005 Plan, the 2003 Plan, the 1998 Plan, the 1996 Plan, the 1994 Plan and the 1988 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2007 Plan (1,069,486 shares), the 2005 Plan (441,233 shares) and the 2003 Plan (93,661 shares) represent shares that may be issued other than upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions "Transactions with Related Persons" and "Spartan Motors' Board of Directors and Executive Officers" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption "Independent Auditor Fees" in the Company's definitive proxy statement for its annual meeting of shareholders to be held on May 20, 2009, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2008, and is incorporated herein by reference.

PART IV
Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:
Consolidated Balance Sheets - December 31, 2008 and December 31, 2007

Consolidated Statements of Income - Years Ended December 31, 2008, 2007, 2006

Consolidated Statements of Shareholders' Equity - Years Ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows - Years Ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Independent Registered Public Accounting Firms' Reports on Consolidated Financial Statements - Years Ended December 31, 2008, 2007 and 2006

Independent Registered Public Accounting Firm's Report on Internal Control Over Financial Reporting - December 31, 2008

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

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference.*

10.7	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company's 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.8	Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan.*

10.9

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.10	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference*

10.11	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

10.12	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.13	Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference

10.14

Note Purchase and Private Shelf Agreement with Prudential Management, Inc. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed December 4, 2007 and incorporated herein by reference.

10.15	Separation Agreement and Release between the Company and Richard J. Schalter.*

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
SPARTAN MOTORS, INC.

March 13, 2009	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
March 13, 2009	By	/s/ John E. Sztykiel
John E. Sztykiel, Director, President and Chief Executive Officer (Principal Executive Officer)

March 13, 2009	By	/s/ James W. Knapp
James W. Knapp Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

March 13, 2009	By	/s/ William F. Foster
William F. Foster, Director

March 13, 2009	By	*/s/ George Tesseris
George Tesseris, Director

March 13, 2009	By	*/s/ David R. Wilson
David R. Wilson, Director

March 13, 2009	By	*/s/ Charles E. Nihart
Charles E. Nihart, Director

March 13, 2009	By	*/s/ Hugh W. Sloan
Hugh W. Sloan, Director

March 13, 2009	By	*/s/ Kenneth Kaczmarek
Kenneth Kaczmarek, Director

March 13, 2009	By	*/s/ Richard R. Current
Richard R. Current, Director

March 13, 2009	*By	/s/ James W. Knapp
James W. Knapp Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES
Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2008:

Allowance for doubtful accounts	$1,437,300	$(306,230)	$--	$984,470	$146,600

Obsolescence and slow-moving reserves	2,156,417	2,569,577	--	2,152,614	2,573,380

Accrued warranty	10,823,532	3,126,353	--	5,597,646	8,352,239

Valuation allowance for deferred tax assets	422,000	68,000	--	--	490,000

Year ended December 31, 2007:

Allowance for doubtful accounts	$373,000	$1,697,331	$--	$633,031	$1,437,300

Obsolescence and slow-moving reserves	2,445,795	583,358	--	872,736	2,156,417

Accrued warranty	6,380,740	12,408,277	--	7,965,485	10,823,532

Valuation allowance for deferred tax assets	529,000	44,000	--	151,000	422,000

Year ended December 31, 2006:

Allowance for doubtful accounts	$202,000	$219,494	$--	$48,494	$373,000

Obsolescence and slow-moving reserves	2,073,031	1,288,033	--	915,269	2,445,795

Accrued warranty	4,502,772	6,893,390	--	5,015,422	6,380,740

Valuation allowance for deferred tax assets	424,000	105,000	--	--	529,000

EXHIBIT INDEX
Exhibit Number	Document

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

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference.*

10.7	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company's 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

i

10.8	Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan.*

10.9

Spartan Motors, Inc. Directors' Stock Purchase Plan. Previously filed as an exhibit to the Company's Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.10	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference*

10.11	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

10.12	Form of Indemnification Agreement. Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.13	Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference

10.14

Note Purchase and Private Shelf Agreement with Prudential Management, Inc. Previously filed as an exhibit to the Company's Current Report on Form 8-K filed December 4, 2007 and incorporated herein by reference.

10.15	Separation Agreement and Release between the Company and Richard J. Schalter.*

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