Form 10-Q
period 2009-03-31
SPARTAN MOTORS INC
filed 2009-05-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common stock, $.01 par value	32,448,801 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains statements that are not historical facts. These statements are called "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using "estimate," "anticipate," "believe," "project," "expect," "intend," "predict," "potential," "future," "may," "should" and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	We depend heavily on U.S. government contracts, which are subject to unique risks, some of which are beyond our control.

•	The recent global economic and financial market crisis has had and may continue to have a negative effect on the Company's business and its operations.

•	Our businesses are cyclical and this can lead to fluctuations in our operating results.

•

Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and the Company's industries, can have adverse affects on its earnings and financial condition, as well as its customers, dealers and suppliers. In particular, the Company could be adversely affected by the economic impact to its supply base that supports the automobile industry.

•	Amendments of the regulations governing our businesses could have a material impact on the Company's operations.

•	Changes in relationships with major customers could significantly affect the Company's revenues and profits.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive; many other factors, including the risk factors disclosed in Item 1A "Risk Factors" of Part II of this Quarterly Report on Form 10-Q and of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)
____________________________________

	March 31, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$27,223,844	$13,741,062
Accounts receivable, less allowance of $391,200
in 2009 and $146,600 in 2008	71,376,211	75,935,246
Inventories	89,494,842	86,648,048
Deferred income tax assets	7,075,733	7,075,733
Deposits on engines	5,457,078	5,457,078
Other current assets	2,505,749	2,606,659
Total current assets	203,133,457	191,463,826

Property, plant, and equipment, net	65,780,313	66,785,515
Goodwill	2,457,028	2,457,028
Deferred income tax assets	241,000	241,000
Other assets	1,160,238	192,964
Total assets	$272,772,036	$261,140,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED) (Continued)
____________________________________

	March 31, 2009	December 31, 2008

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$32,200,426	$21,775,970
Accrued warranty	7,463,328	8,352,239
Accrued customer rebates	1,244,080	1,497,673
Accrued compensation and related taxes	6,533,681	12,135,600
Accrued vacation	2,135,079	1,904,655
Deposits from customers	11,275,133	9,922,282
Other current liabilities and accrued expenses	4,181,080	4,584,312
Taxes on income	2,050,611	1,971,921
Current portion of long-term debt	10,518,405	10,639,832
Total current liabilities	77,601,823	72,784,484

Other non-current liabilities	2,192,493	1,157,000
Long-term debt, less current portion	16,425,764	16,555,616

Shareholders' equity:
Preferred stock, no par value: 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; issued 32,446,551 shares and 32,572,289 shares in 2009 and 2008, respectively	324,466	325,723
Additional paid in capital	64,613,149	64,606,608
Retained earnings	111,614,341	105,710,902
Total shareholders' equity	176,551,956	170,643,233
Total liabilities and shareholders' equity	$272,772,036	$261,140,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
____________________________________

	Three Months Ended March 31,
	2009	2008

Sales	$115,497,622	$264,094,756
Cost of products sold	89,375,938	223,465,142
Gross profit	26,121,684	40,629,614

Operating expenses:
Research and development	4,760,059	4,687,555
Selling, general and administrative	12,007,901	12,539,581
Operating income	9,353,724	23,402,478

Other income (expense):
Interest expense	(324,904)	(732,449)
Interest and other income	215,976	93,197
Earnings before taxes on income	9,244,796	22,763,226

Taxes on income	3,186,000	7,982,472
Net earnings	$6,058,796	$14,780,754

Basic net earnings per share	$.19	$.46

Diluted net earnings per share	$.19	$.45

Basic weighted average common shares outstanding	32,441,000	32,448,000

Diluted weighted average common shares outstanding	32,508,000	32,807,000

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net earnings	$6,058,796	$14,780,754
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	1,800,738	1,327,221
Gain on disposal of assets	(2,000)	(2,500)
Tax expense (benefit) related to stock incentive plan transactions	53,678	(53,291)
Stock based compensation related to restricted stock	458,790	417,711
Decrease (increase) in operating assets:
Accounts receivable	4,559,035	(38,800,954)
Inventories	(2,846,794)	7,614,482
Other assets	106,129	(63,798)
Increase (decrease) in operating liabilities:
Accounts payable	10,424,456	(18,979,905)
Accrued warranty	(888,911)	712,677
Accrued customer rebates	(253,593)	30,951
Accrued compensation and related taxes	(5,601,919)	(1,682,207)
Accrued vacation	230,424	192,790
Deposits from customers	1,352,851	623,203
Other current liabilities and accrued expenses	(403,232)	795,852
Taxes on income	88,012	6,528,402
Total adjustments	9,077,663	(41,339,366)
Net cash provided by (used in) operating activities	15,136,459	(26,558,612)
Cash flows from investing activities:
Purchases of property, plant and equipment	(795,536)	(3,946,416)
Proceeds from sale of property, plant and equipment	2,000	2,500
Net cash used in investing activities	(793,536)	(3,943,916)
Cash flows from financing activities:
Proceeds from long-term debt	--	79,500,000
Payments on long-term debt	(251,279)	(57,630,555)
Net proceeds (use of cash) from the exercise, vesting or cancelation of stock incentive awards	(153,360)	349,661
Purchase and retirement of common stock	(435,425)	--
Issuance of stock	33,600	--
Cash retained (paid) related to tax impact of stock incentive plan transactions	(53,678)	53,291
Net cash provided by (used in) financing activities	(860,141)	22,272,397
Net increase (decrease) in cash and cash equivalents	13,482,782	(8,230,131)
Cash and cash equivalents at beginning of period	13,741,062	13,527,867
Cash and cash equivalents at end of period	$27,223,844	$5,297,736

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(UNAUDITED)
____________________________________

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2008, as previously reported	32,572,289	$325,723	$64,606,608	$105,710,902	$170,643,233

Issuance of common stock and the tax impact of stock incentive plan transactions	15,000	150	(173,588)	--	(173,438)

Stock based compensation expense related to restricted stock	--	--	458,790	--	458,790

Purchase and retirement of common stock	(140,738)	(1,407)	(278,661)	(155,357)	(435,425)

Net earnings	--	--	--	6,058,796	6,058,796

Balance at March 31, 2009	32,446,551	$324,466	$64,613,149	$111,614,341	$176,551,956

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
____________________________________

Note 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the "Company") consolidated financial statements for the year ended December 31, 2008 included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The only change in accounting policy relates to the computation of earnings per share.

Earnings Per Share: Basic earnings per share is based on the weighted average number of common shares and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. As discussed below under the caption, "New and Pending Accounting Standards," FSP EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as "participating securities"), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company's unvested restricted stock is considered a participating security and thus is fully included in the both earnings per share computations. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of the FSP. The effect of dilutive stock options and SARs was 67,000 and 359,000 shares for the three months ended March 31, 2009 and 2008, respectively. There were 683,000 shares related to stock incentive plans for the three months ended March 31, 2009 that were not included in the diluted weighted average common shares outstanding because their inclusion would be antidilutive. There were no share equivalents that were antidilutive for the three months ended March 31, 2008.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company's financial position as of March 31, 2009 and the results of operations and cash flows for the three- month periods ended March 31, 2009 and 2008.

The results of operations for the three-month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year.

Note 2 - INVENTORIES

Inventories are summarized as follows:

	March 31, 2009	December 31, 2008

Finished goods	$12,648,490	$12,461,708
Work in process	19,290,501	17,494,759
Raw materials and purchased components	61,390,526	59,264,961
Obsolescence reserve	(3,834,675)	(2,573,380)
	$89,494,842	$86,648,048

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

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company's experience. The Company provides for any such warranty issues as they become known and are estimable. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company's historical experience.

Changes in the Company's warranty liability were as follows:

For the three months ended March 31:

	2009	2008

Balance of accrued warranty at January 1	$8,352,239	$10,823,532

Warranties accrued during the period	563,946	1,827,643

Cash settlements made during the period	(1,088,886)	(1,255,423)

Changes in liability for pre-existing warranties
during the period, including expirations	(363,971)	140,457

Balance of accrued warranty at March 31	$7,463,328	$11,536,209

Note 4 - COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2009, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Note 5 - BUSINESS SEGMENTS

Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2009
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$33,249	$--	$(4,182)	$29,067
Motorhome chassis sales	3,172	--	--	3,172
EVTeam product sales	--	21,530	--	21,530
Other sales	61,729	--	--	61,729
Total Sales	$98,150	$21,530	$--	$115,498
Interest expense (income)	$--	$443	$(118)	$325
Depreciation expense	987	213	601	1,801
Taxes (credit) on income	3,642	30	(486)	3,186
Segment earnings (loss)	6,698	56	(695)	6,059
Segment assets	138,615	64,717	69,440	272,772

Three Months Ended March 31, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$29,737	$--	$(5,449)	$24,288
Motorhome chassis sales	38,145	--	--	38,145
EVTeam product sales	--	24,252	--	24,252
Other sales	177,410	--	--	177,410
Total Sales	$245,292	$24,252	$(5,449)	$264,095
Interest expense (income)	$(51)	$398	$385	$732
Depreciation expense	589	281	457	1,327
Taxes (credit) on income	8,820	(233)	(605)	7,982
Segment earnings (loss)	16,644	(436)	(1,427)	14,781
Segment assets	251,171	52,172	42,295	345,638

Note 6 - NEW AND PENDING ACCOUNTING STANDARDS

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities. This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this FSP. Adoption of this FSP had no impact on earnings per share for the first quarter 2009 or 2008.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FSP FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through March 31, 2009, SFAS No. 157 had no effect on the Company's consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company applied the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis and which also had no affect on its consolidated results of operations or financial position through March 31, 2009 and is also not expected to have a material impact on the Company's future consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations," to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company's adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions going forward. SFAS No. 141(R) had no impact on the Company's consolidated results of operation or its financial position through March 31, 2009.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. (the "Company") is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan ("Spartan Chassis"); Crimson Fire, Inc., located in Brandon, South Dakota ("Crimson"); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania ("Crimson Aerials"); and Road Rescue, Inc., located in Marion, South Carolina ("Road Rescue"). Crimson, Crimson Aerials and Road Rescue make up the Company's EVTeam. The Company's brand names, Spartan™, Crimson Fire™ and Road Rescue™, are known for quality, value, service and innovation.

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

The Company's business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles and service parts and accessories. Other product sales have grown in recent years reflecting increased sales of specialty vehicles to the military and service, parts and accessories to all markets particularly the defense industry. The Company's diversification across several sectors gives numerous opportunities while minimizing overall risk. Additionally, the Company's business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

The Company expects future growth and earnings to come from:

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire and Road Rescue.

•	EVTeam operational improvements as processes are reengineered to lower costs by eliminating non-value added activities.

•	Recent additions to manufacturing capacity for fire truck chassis cabs, specialty vehicles, and motorhomes chassis, expanded our capability to fulfill current and future market needs.

•	In April 2009, the Company unveiled the Legend which is the entry-level fire truck in the Crimson Fire product line.

•	Redesign of the Road Rescue Ultramedic ambulance to improve safety, add functionality and enhance durability.

•

Opportunities in the areas of specialty vehicles, service parts and micro-niche markets.  The Company has received subcontract orders and continues to receive service part orders for units produced under the Mine Resistant Ambush Protected (MRAP) program, the Iraqi Light Armored Vehicle (ILAV) program, the Joint IED-Defeat Organization

(JIEDDO) program, the Yemen Light Armored Vehicle (YLAV) program and the Special Operations Command (SOCOM) program. The Company continues to produce smaller orders of specialized mine-resistant variants for the U.S. and other nations' military, such as the ILAV vehicles.

•

The Company is working closely with military customers to develop new lines of mine-resistant vehicles, such as the Multipurpose All-Terrain Vehicle (MATV) for deployment in Afghanistan and other variants for the U.S. and other nations' militaries. The Pentagon has indicated it plans to order between 2,080 and 10,000 MATVs starting in June or July of 2009. Spartan's production capacity and proven capabilities in speed-to-market, manufacturing flexibility, on-time delivery, product performance and service parts and support position the Company well for supporting production runs of MATV or other defense contracts.

•	Opportunities for increased service, parts and accessory sales to all the Company's markets including the defense industry.

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

The following section provides a narrative discussion about the Company's financial condition and results of operations. The comments that follow should be read in conjunction with the Company's Condensed Consolidated Financial Statements and related Notes thereto included elsewhere within this Form 10-Q and in conjunction with the Company's annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The following is a discussion of the major elements impacting the Company's financial and operating results for the three-month period ended March 31, 2009 compared to the three-month period ended March 31, 2008.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company's business segment statements of operations, on an actual basis, as a percentage of sales:

For the three months ended:

	March 31, 2009			March 31, 2008
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of products sold	76.6%	85.1%	77.4%	84.1%	93.3%	84.6%
Gross profit	23.4%	14.9%	22.6%	15.9%	6.7%	15.4%
Operating expenses:
Research and development	4.3%	2.4%	4.1%	1.7%	2.0%	1.8%
Selling, general and administrative	8.6%	10.7%	10.4%	3.8%	6.2%	4.7%
Operating income (loss)	10.5%	1.8%	8.1%	10.4%	-1.5%	8.9%
Other income (expense)	0.0%	-1.4%	-0.1%	0.0%	-1.3%	-0.3%
Earnings (loss) before taxes (credit) on income	10.5%	0.4%	8.0%	10.4%	-2.8%	8.6%
Taxes (credit) on income	3.7%	0.1%	2.8%	3.6%	-1.0%	3.0%
Net earnings (loss)	6.8%	0.3%	5.2%	6.8%	-1.8%	5.6%

Quarter Ended March 31, 2009 Compared to the Quarter Ended March 31, 2008

For the three months ended March 31, 2009, consolidated sales decreased $148.6 million (56.3%) compared to sales for the same period in 2008. The decrease was primarily due to a $147.1 million (60.0%) decrease in Spartan Chassis sales. Other sales, which include specialty chassis, and motorhome sales, together, drove the decrease in Spartan Chassis sales. Other sales decreased $115.7 million (65.2%) quarter over quarter as a result of lower vehicle sales to the defense industry with the completion of several large military orders, particularly under the MRAP program. This reduction was driven by the timing and nature of the related military contracts. Motorhome sales decreased $34.9 million (91.7%) compared to the same three month period in 2008. The decrease in motorhome chassis sales was primarily a result of the weakened economic conditions impacting the motorhome market as a whole. These decreases were partially offset by fire truck chassis sales, which increased $3.5 million (11.8%) compared to the prior year. Changes to industry safety regulations and the 2010 engine emission standards, resulted in increased demand and thus sales for fire truck chassis.

The EVTeam also contributed to the overall sales decrease. Compared to the same period in 2008, sales decreased $2.7 million (11.2%) primarily as a result of delayed shipping of units produced and a slower production schedule due to more complex units being produced. Road Rescue sales increased $1.0 million (15.6%); Crimson Fire's sales decreased $2.3 million (13.9%) and Crimson Aerials sales increased $0.5 (31.4%). Intercompany eliminations account for the remaining sales differential.

Gross profit decreased from $40.6 million for the quarter ended March 31, 2008 to $26.1 million for the quarter ended March 31, 2009 due to lower sales volumes primarily as a result of the MRAP program that generated significant sales in 2008 but was substantially complete prior to first quarter of 2009. However, gross profit as a percent of sales increased from 15.4% to 22.6% for these same time periods, due primarily to a change in the product sales mix. Service parts and assemblies sales volumes were up 193% quarter over quarter and drove the majority of the margin increase. Additionally, fire truck chassis represented a larger portion of the sales mix in

2009 which generated larger margins than the motorhomes that were sold in the first quarter of 2008. Lastly, the EVTeam increased its portion of the sales mix by 9 percentage points in 2009 and more importantly, improved margins to double that experienced in the same three months of 2008. The improved margin results for the EVTeam were driven by an increased focus on lean manufacturing and reduced material costs.

While operating expense dollars decreased 2.7% for the three months ended March 31, 2009 compared to the same period of 2008, operating expense as a percentage of sales increased from 6.5% to 14.5% for this same period primarily as a result of the significant drop in sales dollars. Despite the drop in sales quarter over quarter, research and development costs have increased slightly year over year in preparation for the 2010 emissions change and in support of new product development. Additionally, selling costs have increased as the EVTeam enhances its sales force and distribution network. Other selling, general and administrative costs have fixed components which respond to changes in a longer timeframe.

Interest expense decreased $0.4 million (55.6%) compared to the same quarter in 2008 due to the decreased debt level. The debt level was higher in the first quarter of 2008 to support working capital used for the period's higher production levels.

The effective income tax rate was 34.5% in the first quarter of 2009 and 35.1% in the first quarter of 2008. The effective tax rates for 2009 and 2008 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased $8.7 million ($0.27 per diluted share) from $14.8 million ($0.46 per diluted share) in 2008 to $6.1 million ($0.19 per diluted share) in 2009 as a result of the factors discussed above.

Total chassis unit orders received during the first quarter of 2009 decreased 64.5% compared to the same period in 2008. The primary reason for this change is due the specialty chassis orders received in first quarter 2008 related to the MRAP program that did not recur in 2009 with the completion of that program.

While the completion of the MRAP program was expected, the Company believes that revenue opportunities exist in parts, refurbishment and replacement of MRAP vehicle chassis, and in the sale of specialty chassis for military use in non-U.S. military forces and chassis for future armored vehicle programs.

At March 31, 2009, the Company had $217.5 million in backlog which includes for the first time service parts and accessories which were $47.8 million, compared with a backlog of $304.6 million at March 31, 2008 which did not include service parts and accessories. The decrease in backlog period over period is primarily from Spartan Chassis. Its backlog decreased $96.4 million partially offset by an increase in EVTeam backlog of $21.7 million. Intercompany eliminations in the backlog increased $12.4 million related to chassis sales to the EVTeam. The Company anticipates filling its current backlog orders by October 2009.

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

Financial Condition

Balance Sheet at March 31, 2009 compared to December 31, 2008

Accounts receivable decreased approximately $4.6 million (6.0%) at March 31, 2009 when compared to December 31, 2008. This decrease was partially a result of collections per the respective purchase terms. Additionally, decreased sales in the quarter contributed to the decrease in accounts receivable balances at March 31, 2009.

Accounts payable at March 31, 2009 increased $10.4 million (47.9%) compared to December 31, 2008. The increase is partially a result of the net increase in inventory ($2.8 million). However the primary reason for the change is due to payment timing differences. The Company's offices are closed during the holiday period between Christmas Eve and New Years day. Consequently, inventory purchases in the fourth quarter of 2008 were paid prior to this holiday break and ahead of their respective due dates. This activity drove down accounts payable at December 31, 2008 and contributed to the net change in accounts payable for the three months ended March 31, 2009.

Accrued compensation and related taxes decreased $5.6 million (46%) for the period ended March 31, 2009 as a direct result of the incentive compensation paid out in the quarter that were accrued as of December 31, 2008. The annual awards were driven by the record 2008 results the Company experienced.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an estimated annualized return on invested capital (ROIC) of 14.0% in the first quarter of 2009 compared to the ROIC of 42.6% for the same period in 2008. The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders' equity.

For the three months ended March 31, 2009, cash generated by operating activities was $15.1 million, which was a $41.7 million increase from the $26.6 million of cash used in operating activities for the three months ended March 31, 2008.  The $15.1 million of cash generated in 2009 was primarily due to decreased working capital needs at Spartan Chassis with the decrease in sales levels in the quarter. See the Results of Operations section contained in Item 2 of this Form 10-Q for further information regarding the decrease in sales levels.  On a consolidated basis, the net impact of changes in accounts receivable, inventory and accounts payable, which are the largest drivers of working capital changes, represented the largest source of cash at $12.1 million.  An additional source of cash came from deposits from customers of $1.4 million. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the various factors that represented the remaining fluctuation of $1.6 million in cash generated from operations during the period.

Uses of cash in the first quarter of 2009 include $0.8 million related to purchases of property, plant and equipment and $0.4 million used to repurchase stock. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further information regarding the increase in cash and cash equivalents from $13.7 million at December 31, 2008 to $27.2 million at March 31, 2009.

The Company's working capital increased $6.9 million from $118.6 million at December 31, 2008 to $125.5 million at March 31, 2009.

Shareholders' equity increased $5.9 million, from $170.6 million as of December 31, 2008 to $176.5 million as of March 31, 2009. The increase was driven by $6.1 million in net income and another $0.4 million from compensation related to restricted stock. These were partially offset by $0.4 million used to repurchase stock and a net $0.2 million reduction from the issuance of stock that was more than offset by the cancelation of stock appreciation rights during the quarter.

On July 22, 2008, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. During the quarter, 140,738 shares of common stock were repurchased under this authorization at an average purchase price of $3.09 per share.

In October 2008, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank. The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the unused portion of the line. The interest rates will be in effect until the $50.0 million line matures in September 2010. As of March 31, 2009, the Company had no borrowings under this debt agreement in the form of a line of credit. The unsecured line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date.

The Company also has a $10.0 million unsecured term note, which carried an interest rate of 4.70% as of March 31, 2009, under the same debt agreement as above which terminates effective November 30, 2009. The Company has a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to $40.0 million to be issued in $5.0 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million unsecured term note issued under this shelf agreement as of March 31, 2009, which carried an interest rate of 4.93%.

The Company has an unsecured fixed rate long-term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At March 31, 2009, the total outstanding amount on this note was $5.9 million of which $350,000 is payable in 2009.

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions. The agreements prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales. At March 31, 2009, the Company was in compliance with all debt covenants.

The Company has a $1.1 million secured mortgage note as of March 31, 2009. The mortgage note carries a fixed interest rate of 3.00% payable in monthly installments (for principal and interest) of $6,933, with the balance due on July 1, 2010. The mortgage note is secured by real estate and buildings.

On February 17, 2009, the Board of Directors approved a special dividend of $0.03 per common share to shareholders of record on April 15, 2009 in recognition of the Company's 2008 financial performance. Additionally, in recognition of the Company's financial strength and future prospects, the Board of Directors has continued to approve the payment of regular dividends to its shareholders. At this same meeting, regular dividends of $0.10 per share payable in the amount of $0.05 per share on May 15, 2009 and $0.05 per share on December 16, 2009 to shareholders of record on April 15, 2009 and November 16, 2009, respectively, were declared.

The Company believes it has sufficient resources from cash on hand, cash flows from operating activities and, if necessary, from additional borrowings under its lines of credit to satisfy ongoing cash requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. These policies were selected because they are broadly applicable within the Company's operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Based upon the estimated fair value of the Company's reporting unit using a discounted cash flow valuation, the goodwill at its Crimson Fire subsidiary which is included in the Company's EVTeam reportable segment was not impaired as of October 1, 2008, the most recent annual impairment test date.

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

Equity Compensation - SFAS No. 123(R), "Share-Based Payment", addresses the accounting for share-based employee compensation and was adopted by the Company on January 1, 2006 utilizing the modified prospective approach. SFAS No. 123(R) requires that share options and stock appreciation rights (SARs) awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options and SARs granted under the Company's stock compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on historical statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different values, which in turn would result in higher or lower compensation expense recognized. The Company has not run the model with alternative inputs to quantify their effects on the fair value of the options or SARs.

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

There have been no material changes in market risk exposures since December 31, 2008. The Company's primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At March 31, 2009, the Company had no debt outstanding under its variable rate short-term or long-term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's Management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009. Based on and as of the time of such evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In addition, there has been no change in the Company's internal controls over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

Our suppliers may be affected by adverse conditions in the automotive industry. We depend on many third party suppliers for numerous parts and components. Many of these suppliers sell products to automotive manufacturers and its lower-tier suppliers. The automotive industry is experiencing significant economic distress due to the sudden and substantial drop in industry sales volumes affecting all manufacturers and suppliers. Dramatically lower industry sales volume has made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit markets. In addition, General Motors Corporation has announced production cuts and Chrysler LLC has filed for Chapter 11 bankruptcy protection both of which have idled or will likely idle many of their manufacturing plants for several weeks during 2009. These factors may cause suppliers to cut production, cease operations, or seek bankruptcy protection. Disruptions to our supplier base could adversely affect our ability to obtain certain parts and components in a timely manner, may increase the prices we pay for parts and components, or may cause us to incur additional costs associated with transition to new suppliers or in-house production.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 22, 2008, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 22, 2009. In March 2009, 140,738 shares were repurchased in open market transactions under the authority duly granted.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	--	--	--	1,000,000
February 1 to February 28	--	--	--	1,000,000
March 1 to March 31	140,738	$3.09	--	859,262
Total	140,738	$3.09	--	859,262

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

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

Date: May 8, 2009	SPARTAN MOTORS, INC.

	By	/s/ James W. Knapp
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