Form 10-Q
period 2009-06-30
SPARTAN MOTORS INC
filed 2009-08-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number: 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization) 1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices	38-2078923 (I.R.S. Employer Identification No.) 48813 (Zip Code)

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

Yes [ X ] No [__]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [__] No [__]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [__] Non-accelerated filer [__]	Accelerated filer [ X ] Smaller Reporting Company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes [__] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.01 par value	Outstanding at July 31, 2009 32,888,039 shares

SPARTAN MOTORS, INC.

INDEX

_______________________________________________

Page

FORWARD-LOOKING STATEMENTS	3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets - June 30, 2009 and December 31, 2008 (Unaudited)	4

Condensed Consolidated Statements of Income - Three Months Ended June 30, 2009 and 2008 (Unaudited)	6

Condensed Consolidated Statements of Income - Six Months Ended June 30, 2009 and 2008 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2009 and 2008 (Unaudited)	8

Condensed Consolidated Statements of Shareholders' Equity - Six Months Ended June 30, 2009 (Unaudited)	9

Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION	27

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27

Item 4.	Submission of Matters to a Vote of Security Holders	28

Item 6.	Exhibits	29

SIGNATURES	30

EXHIBIT INDEX	31

FORWARD-LOOKING STATEMENTS

There are certain statements within this report that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	The recent global economic and financial market crisis has had and may continue to have a negative effect on the Company’s business and its operations.

•	Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and the Company’s industries, can have adverse affects on its earnings and financial condition, as well as its customers, dealers and suppliers. In particular, the Company could be adversely affected by the economic impact to its supply base that supports the automobile industry.

•	Changes in relationships with major customers and suppliers could significantly affect the Company’s revenues and profits.

•	The Company depends in part on U.S. government contracts, which are subject to unique risks, some of which are beyond its control.

•	The Company's businesses are cyclical and this can lead to fluctuations in its operating results.

•	Amendments of the regulations governing our businesses could have a material impact on the Company's operations.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive; many other factors, including the risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, could impact our business and it is impossible to predict with any accuracy which factors could adversely affect the Company. Although we believe that the forward-looking statements contained in this Report are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report. In addition to the risks listed above, other risks may arise in the future, and we disclaim any obligation to update information contained in any forward-looking statement.

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30, 2009	December 31, 2008
ASSETS

Current assets:
Cash and cash equivalents	$16,837,472	$13,741,062
Accounts receivable, less allowance for
doubtful accounts of $435,100 in 2009
and $146,000 in 2008	77,270,466	75,935,246
Inventories	88,733,549	86,648,048
Deferred income tax assets	7,075,733	7,075,733
Taxes receivable	1,329,782	--
Deposits on engines	5,457,078	5,457,078
Other current assets	2,018,817	2,606,659
Total current assets	198,722,897	191,463,826

Property, plant, and equipment, net	67,394,002	66,785,515
Goodwill	2,457,028	2,457,028
Deferred income tax assets	241,000	241,000
Other assets	1,327,868	192,964
Total assets	$270,142,795	$261,140,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED) (Continued)

	June 30, 2009	December 31, 2008
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,489,753	$21,775,970
Accrued warranty	4,885,298	8,352,239
Accrued customer rebates	1,400,433	1,497,673
Accrued compensation and related taxes	6,853,682	12,135,600
Accrued vacation	2,202,818	1,904,655
Deposits from customers	10,363,434	9,922,282
Other current liabilities and accrued expenses	5,400,227	4,584,312
Taxes on income	--	1,971,921
Current portion of long-term debt	10,518,797	10,639,832
Total current liabilities	71,114,442	72,784,484

Other non-current liabilities	1,887,846	1,157,000
Long-term debt, less current portion	16,295,980	16,555,616

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized;
issued 32,908,904 shares and 32,572,289 shares in 2009 and
2008, respectively	329,089	325,723
Additional paid in capital	66,116,967	64,606,608
Retained earnings	114,398,471	105,710,902
Total shareholders' equity	180,844,527	170,643,233
Total liabilities and shareholders' equity	$270,142,795	$261,140,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended June 30,
	2009	2008
Sales	$124,269,123	$196,519,986
Cost of products sold	99,071,217	162,772,122
Gross profit	25,197,906	33,747,864

Operating expenses:
Research and development	4,344,388	4,742,862
Selling, general and administrative	12,695,949	12,886,262
Operating income	8,157,569	16,118,740

Other income (expense):
Interest expense	(329,853)	(436,227)
Interest and other income	239,817	199,424
Earnings before taxes on income	8,067,533	15,881,937

Taxes on income	2,690,000	5,466,528
Net earnings	$5,377,533	$10,415,409

Basic net earnings per share	$0.17	$0.32

Diluted net earnings per share	$0.16	$0.32

Basic weighted average common shares outstanding	32,587,000	32,532,000

Diluted weighted average common shares outstanding	32,934,000	32,987,000

Cash dividends per common share	$0.08	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Sales	$239,766,745	$460,614,742
Cost of products sold	188,447,155	386,237,264
Gross profit	51,319,590	74,377,478

Operating expenses:
Research and development	9,104,447	9,430,417
Selling, general and administrative	24,703,850	25,425,843
Operating income	17,511,293	39,521,218

Other income (expense):
Interest expense	(654,757)	(1,168,676)
Interest and other income	455,793	292,621
Earnings before taxes on income	17,312,329	38,645,163

Taxes on income	5,876,000	13,449,000
Net earnings	$11,436,329	$25,196,163

Basic net earnings per share	$0.35	$0.78

Diluted net earnings per share	$0.35	$0.77

Basic weighted average common shares outstanding	32,583,000	32,494,000

Diluted weighted average common shares outstanding	32,798,000	32,863,000

Cash dividends per common share	$0.08	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net earnings	$11,436,329	$25,196,163
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	3,660,244	2,736,352
Loss on disposal of assets	1,655	62,302
Tax expense (benefit) from stock incentive plan transactions	(88,641)	109,329
Stock based compensation related to restricted stock	1,070,256	1,016,037
Decrease (increase) in operating assets:
Accounts receivable	(1,335,220)	30,265,940
Inventories	(2,085,501)	(10,031,101)
Taxes receivable	(1,329,782)	(1,908,394)
Other current assets	583,784	(29,316)
Increase (decrease) in operating liabilities:
Accounts payable	7,713,783	(39,961,248)
Accrued warranty	(3,466,941)	515,719
Accrued customer rebates	(97,240)	216,174
Accrued compensation and related taxes	(5,281,918)	(781,247)
Accrued vacation	298,163	296,381
Deposits from customers	441,152	303,151
Other current liabilities and accrued expenses	815,915	1,273,667
Taxes on income	(2,283,280)	(577,403)
Total adjustments	(1,383,571)	(16,493,657)
Net cash provided by operating activities	10,052,758	8,702,506
Cash flows from investing activities:
Purchases of property, plant and equipment	(4,412,236)	(8,221,479)
Proceeds from sale of property, plant and equipment	141,850	53,223
Net cash used in investing activities	(4,270,386)	(8,168,256)
Cash flows from financing activities:
Proceeds from long-term debt	--	126,500,000
Payments on long-term debt	(380,671)	(135,761,227)
Purchase and retirement of common stock	(435,425)	--
Issuance of stock	1,136,878	--
Net proceeds (use of cash) from the exercise, vesting or
cancelation of stock incentive awards	(501,982)	91,758
Cash retained (paid) related to tax impact of stock
incentive plan transactions	88,641	(109,329)
Payment of dividends	(2,593,403)	(1,617,317)
Net cash used in financing activities	(2,685,962)	(10,896,115)
Net increase (decrease) in cash and cash equivalents	3,096,410	(10,361,865)
Cash and cash equivalents at beginning of period	13,741,062	13,527,867
Cash and cash equivalents at end of period	$16,837,472	$3,166,002

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2008	32,572,289	$325,723	$64,606,608	$105,710,902	$170,643,233

Issuance of common stock and the tax benefit of
stock incentive plan transactions	132,832	1,328	722,209	--	723,537

Issuance of restricted stock, net of cancellations	344,521	3,445	(3,445)	--	--

Stock based compensation related
to restricted stock	--	1,070,256	--	1,070,256

Purchase and retirement of common stock	(140,738)	(1,407)	(278,661)	(155,357)	(435,425)

Payment of dividends	--	--	--	(2,593,403)	(2,593,403)

Net earnings	--	--	--	11,436,329	11,436,329

Balance at June 30, 2009	32,908,904	$329,089	$66,116,967	$114,398,471	$180,844,527

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
_______________________

Note 1 — GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the “Company”) consolidated financial statements for the year ended December 31, 2008, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. There have been no changes in such accounting policies.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2009, the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 and the cash flows for the six-month period ended June 30, 2009.

The results of operations for the three and six-month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and variable rate debt instruments approximate their fair value. The fair value of these financial instruments, as well as the Company’s fixed rate debt instruments, approximates their carrying value at June 30, 2009.

Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

We evaluated subsequent events through August 7, 2009, the date of the financial statement issuance.

New Accounting Standards. In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements.” This statement clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. SFAS No. 157 was initially effective for the Company beginning January 1, 2008. In February 2008, the FASB approved the issuance of FSP FAS 157-2. FSP FAS 157-2 allowed entities to electively defer the effective date of SFAS No. 157 until January 1, 2009 for nonfinancial assets and nonfinancial liabilities except those items recognized or disclosed at fair value on an annual or more frequently recurring basis. Through June 30, 2009, SFAS No. 157 had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company applied the fair value measurement and disclosure provisions of SFAS No. 157 to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such also had no effect on its consolidated results of operations or financial position through June 30, 2009 and is also not expected to have a material impact on the Company’s future consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations,” to further enhance the accounting and financial reporting related to business combinations. SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption of SFAS No. 141(R) will depend upon the extent and magnitude of acquisitions going forward. SFAS No. 141(R) had no impact on the Company’s consolidated results of operation or financial position through June 30, 2009.

In June 2008, the FASB issued FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings Per Share.” The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this FSP. Adoption of this FSP reduced basic earnings per share by $.01 for both the three and six month periods ended June 30, 2008. However, the adoption of this FSP had no impact on earnings per share for the three and six month periods ending June 30, 2009.

In April 2009 the FASB issued FSP No. FAS 107-1, “Disclosures about Fair Value of Financial Instruments” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies in addition to annual reporting periods. The Company adopted FSP FAS 107-1 during the quarter ended June 30, 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard during the quarter ended June 30, 2009 did not have any impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” SFAS No. 168 establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S.

GAAP by providing all the authoritative literature related to a particular topic in one place. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The implementation of SFAS No. 168 will have no impact on the Company’s results of operations or financial position.

Note 2 — INVENTORIES

Inventories are summarized as follows:

	June 30, 2009	December 31, 2008
Finished goods	$15,291,926	$12,461,708
Work in process	18,961,012	17,494,759
Raw materials and purchased components	57,313,003	59,264,961
Obsolescence reserve	(2,832,392)	(2,573,380)
	$88,733,549	$86,648,048

Note 3 — WARRANTIES

The Company’s products generally carry limited warranties based on terms that are generally accepted in the marketplace. Some components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties. These manufacturers’ warranties are generally passed onto the end customer of the Company’s products.

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision and liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns. The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. The estimates for military vehicles were adjusted during the second quarter to reflect actual experience specific to these vehicles, whereas prior estimates were based on the Company’s actual experience with commercial vehicles due to the limited availability of vehicle specific data. This adjustment resulted in a net reduction of the warranty liability of approximately $1.4 million and is included in “changes in liability for pre-existing warranties” below.

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of the Company’s historical experience. The Company provides for any such warranty issues as they become known and are estimable. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of the Company’s historical experience.

Changes in the Company’s warranty liability were as follows for the six months ended June 30:

	2009	2008
Balance of accrued warranty at January 1	$8,352,239	$10,823,532

Warranties accrued during the period	1,197,601	2,969,886

Cash settlements made during the period	(2,479,377)	(2,808,681)

Changes in liability for pre-existing warranties
during the period, including expirations	(2,185,165)	354,514

Balance of accrued warranty at June 30	$4,885,298	$11,339,251

Note 4 – COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2009, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Note 5 – EARNINGS PER SHARE

Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (SARs) and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. As discussed in Note 1 under the caption, “New Accounting Standards,” FSP EITF 03-6-1 was adopted effective January 1, 2009. This FSP requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company’s unvested restricted stock is considered a participating security and thus is fully included in the both earnings per share computations.

All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of the FSP. Previously reported basic EPS was adjusted down by $.01 for both the three- and six-month periods ended June 30, 2008, to $0.32 and $0.78, respectively. The change was the result of including unvested restricted shares in the basic computation as required by this new FSP.

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for the respective three- and six-month periods. The stock awards noted as antidilutive were not included in the basic (SAR awards) and diluted (stock option awards) weighted average common shares outstanding. Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on our EPS calculation in future periods if the price of our common stock increases.

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Basic weighted average common shares
outstanding	32,587,000	32,532,000	32,583,000	32,494,000

Effect of dilutive stock options	347,000	455,000	215,000	369,000

Diluted weighted average common shares
outstanding	32,934,000	32,987,000	32,798,000	32,863,000

Antidilutive stock awards
SARs	--	202,000	--	203,000
Stock Options	--	--	41,000	--
Total	--	202,000	41,000	203,000

FSP EITF 03-6-1 permits additional disclosure of EPS for common stock detailing distributed and undistributed earnings. Earnings per share attributable to Spartan common stockholders were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Basic EPS
Distributed earnings	$0.08	$0.05	$0.08	$0.05
Undistributed earnings	0.09	0.27	0.27	0.73
Total	$0.17	$0.32	$0.35	$0.78

Diluted EPS
Distributed earnings	$0.08	$0.05	$0.08	$0.05
Undistributed earnings	0.08	0.27	0.27	0.72
Total	$0.16	$0.32	$0.35	$0.77

Note 6 – BUSINESS SEGMENTS

Sales and other financial information by business segment are detailed below. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc. (Chassis); Crimson Fire, Inc., (Crimson); Crimson Fire Aerials, Inc., (Crimson Aerials); and Road Rescue, Inc. (Road Rescue). Crimson, Crimson Aerials and Road Rescue make up the Company’s emergency vehicle team (EVTeam). The 2008 EVTeam amounts were adjusted to conform to the current year’s presentation. Other product sales include sales of all specialty vehicles, such as those to the military, garage and service, and service parts and sub-assemblies (SPA), to all markets.

Three Months Ended June 30, 2009
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$38,618	$--	$(7,101)	$31,517
Motorhome chassis sales	2,331	--	--	2,331
EVTeam product sales	--	26,990	--	26,990
Other product sales	63,431	--	--	63,431
Total sales	$104,380	$26,990	$(7,101)	$124,269

Interest expense (income)	$--	$450	$(120)	$330
Depreciation expense	1,009	242	609	1,860
Taxes (credit) on income	3,667	50	(1,027)	2,690
Segment earnings (loss)	6,748	92	(1,462)	5,378
Segment assets	151,236	61,106	57,801	270,143

Three Months Ended June 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$25,627	$--	$(4,562)	$21,065
Motorhome chassis sales	30,206	--	--	30,206
EVTeam product sales	--	20,310	--	20,310
Other product sales	124,939	--	--	124,939
Total sales	$180,772	$20,310	$(4,562)	$196,520

Interest expense (income)	$64	$372	$--	$436
Depreciation expense	649	297	463	1,409
Taxes (credit) on income	6,935	(393)	(1,075)	5,467
Segment earnings (loss)	12,433	(714)	(1,304)	10,415
Segment assets	200,445	54,795	40,135	295,375

Six Months Ended June 30, 2009
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$71,867	$--	$(11,283)	$60,584
Motorhome chassis sales	5,503	--	--	5,503
EVTeam product sales	--	48,520	--	48,520
Other product sales	125,160	--	--	125,160
Total sales	$202,530	$48,520	$(11,283)	$239,767

Interest expense (income)	$--	$894	$(239)	$655
Depreciation expense	1,996	454	1,210	3,660
Taxes (credit) on income	7,309	79	(1,512)	5,876
Segment earnings (loss)	13,445	148	(2,157)	11,436
Segment assets	151,236	61,106	57,801	270,143

Six Months Ended June 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$55,364	$--	$(8,494)	$46,870
Motorhome chassis sales	68,351	--	--	68,351
EVTeam product sales	--	43,045	--	43,045
Other product sales	302,349	--	--	302,349
Total sales	$426,064	$43,045	$(8,494)	$460,615

Interest expense (income)	$13	$769	$387	$1,169
Depreciation expense	1,238	578	920	2,736
Taxes (credit) on income	15,754	(626)	(1,679)	13,449
Segment earnings (loss)	29,077	(1,150)	(2,731)	25,196
Segment assets	200,445	54,795	40,135	295,375

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Spartan Motors, Inc. (the “Company”) is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania (“Crimson Aerials”); and Road Rescue, Inc., located in Marion, South Carolina (“Road Rescue”). Crimson, Crimson Aerials and Road Rescue make up the Company’s emergency vehicle team (EVTeam). The Company’s brand names, Spartan™, Crimson Fire™ and Road Rescue™, are known for quality, value, service and innovation.

Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company’s chassis or integrating the drive train with the armored body. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles and service parts and accessories. Other product sales have grown in recent years reflecting increased sales of specialty vehicles to the military and service, parts and subassemblies (SPA) to all markets, particularly the defense industry. The Company’s diversification across several sectors creates numerous opportunities while minimizing overall risk. Additionally, the Company’s business model provides the ability to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles and services. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

The Company remains financially solid with a strong cash balance, little debt and an open line of credit. The current macro economic environment will make the second half of 2009 challenging for both sales and net earnings, and still create long-term opportunities as a result of:

•	Its diversified business model. The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle and the military markets. The Company intends to continue to pursue additional areas that build on its core competencies in order to further diversify its business.

•	The Company's ability to react nimbly when opportunities arise, as demonstrated with its defense initiatives.

•	Operational improvements currently underway to realign the Company’s cost structure to match the current demand environment.

•	The addition of a newly created Chief Operating Officer (COO) position and the appointment of a new Chief Financial Officer (CFO). The new COO will focus on key strategic initiatives, including lean manufacturing, while the new CFO brings a strong background in economic value added financial management.

•	Increased SPA capabilities for all the Company’s markets, including the defense industry. The Company continues to receive service part orders for units produced under various programs, including the Mine Resistant Ambush Protected (MRAP) program, the Iraqi Light Armored Vehicle (ILAV) program, the Joint IED-Defeat Organization (JIEDDO) program, the Yemen Light Armored Vehicle (YLAV) program and the Special Operations Command (SOCOM) program.

•	Continued demand in specialty vehicles and micro-niche markets. The Company continues to produce specialized mine-resistant variants for the U.S. and other nations’ military on a smaller scale, such as the ILAV vehicles.

•	Market potential for increased sales from the EVTeam, and related chassis sales, due to increased demand in response to the engine emissions change in 2010 and the introduction of new products. The expected increase is already being reflected in increased fire truck sales and backlog for the quarter compared to 2008.

•	Strategic fabrication at Chassis. The Company believes that it can improve operating margins and throughput, and reduce supply chain issues by implementing limited strategic fabrication activities at its Charlotte facilities.

•	Introduction of the Legend Series fire truck. In April 2009, the Company unveiled the Legend, which is an entry-level fire truck and the first in this new series in the Crimson Fire product line.

•	Redesign of the Road Rescue Ultramedic ambulance to improve safety, add functionality and enhance durability.

•	The growing strength of the Spartan brands, including Spartan, Crimson Fire and Road Rescue.

The following section provides a narrative discussion about the Company’s financial condition and results of operations. The comments that follow should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto included elsewhere within this Form 10-Q and in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The following is a discussion of the major elements impacting the Company’s financial and operating results for the three- and six-month periods ended June 30, 2009 compared to the three- and six-month periods ended June 30, 2008.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company’s business segment statements of operations, on an actual basis, as a percentage of sales. The amounts detailed below for 2008 EVTeam results were adjusted to conform to the current year’s presentation.

Three months ended:

	June 30, 2009			June 30, 2008
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	79.0%	87.6%	79.7%	82.2%	93.0%	82.8%
Gross profit	21.0%	12.4%	20.3%	17.8%	7.0%	17.2%
Operating expenses:
Research and development	3.6%	1.9%	3.5%	2.4%	2.4%	2.4%
Selling, general, and administrative	7.4%	8.5%	10.2%	4.7%	8.5%	6.6%
Operating income	10.0%	2.0%	6.6%	10.7%	-3.9%	8.2%
Other income (expense)	0.0%	-1.5%	-0.1%	0.0%	-1.6%	-0.1%
Earnings before taxes on income	10.0%	.5%	6.5%	10.7%	-5.5%	8.1%
Taxes on income	3.5%	.2%	2.2%	3.8%	-1.9%	2.8%
Net earnings	6.5%	.3%	4.3%	6.9%	-3.6%	5.3%

Six months ended:

	June 30, 2009			June 30, 2008
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	77.8%	86.5%	78.6%	83.3%	92.9%	83.9%
Gross profit	22.2%	13.5%	21.4%	16.7%	7.1%	16.1%
Operating expenses:
Research and development	4.0%	2.1%	3.8%	2.0%	2.3%	2.0%
Selling, general, and administrative	8.0%	9.5%	10.3%	4.2%	7.5%	5.5%
Operating income	10.2%	1.9%	7.3%	10.5%	-2.7%	8.6%
Other income (expense)	0.0%	-1.4%	-0.1%	0.0%	-1.4%	-0.2%
Earnings before taxes on income	10.2%	.5%	7.2%	10.5%	-4.1%	8.4%
Taxes on income	3.6%	.2%	2.4%	3.7%	-1.4%	2.9%
Net earnings	6.6%	.3%	4.8%	6.8%	-2.7%	5.5%

Quarter Ended June 30, 2009, Compared to the Quarter Ended June 30, 2008

For the three months ended June 30, 2009, consolidated sales decreased $72.2 million (36.8%) to $124.3 million, from $196.5 million in the second quarter of 2008. The decrease was primarily due to a $76.4 million (42.3%) decrease in Chassis sales.

Other product sales drove the decrease in Chassis sales with a decline of $61.5 million (49.2%) over the same period in 2008. The decrease was primarily a result of lower vehicle sales to the defense industry due to the completion of several large military orders in 2008, particularly under the MRAP program. This reduction was driven by the timing and nature of the related military contracts. The continued weakness in the RV market, given the current economic climate, resulted in a sales decrease of $27.9 million (92.3%) compared to the same quarter last year. The other product and motorhome sales decrease was partially offset by fire truck chassis sales, which increased $13.0 million (50.7%), compared to the same quarter last year. Changes to the 2010 engine emission standards resulted in increased demand and thus sales for fire truck chassis.

Increased EVTeam sales helped in offsetting the overall decrease in sales. Compared to the same quarter in 2008, sales increased $6.7 million (32.9%) primarily due to an increase in fire truck shipments which were a result of the 2010 emissions change. In addition, the results were favorably impacted by approximately $1.0 million of price increases implemented to cover increasing costs. Intercompany eliminations account for the remaining consolidated sales change differential quarter over quarter.

Gross profit decreased from $33.7 million for the quarter ended June 30, 2008 to $25.2 million for the quarter June 30, 2009. This was primarily driven by the lower sales volume in the specialty vehicle business in 2009. Gross margin increased to 20.3% from 17.2% for the quarter ended June 30, 2009 and 2008, respectively. The improvement was a result of favorable product mix shifts to fire trucks and SPA, material cost improvements and reductions in warranty costs.

Operating expenses as a percentage of sales increased from 9.0% in the second quarter of 2008 to 13.7% in the second quarter of 2009. The increased percentage year over year was driven by the decrease in sales over the same period. In terms of actual dollars, operating expenses decreased by $.6 million from the same quarter in 2008 as a result of cost containment measures employed. The Company will continue to evaluate and reduce these costs to bring them more in line with current sales volumes.

Interest expense decreased by $.1 million (24.4%) for the 3 months ended June 30, 2009 compared to June 30, 2008. Lower working capital needs attributed to the lower borrowing levels in 2009.

The effective income tax rate was 33.3% in the second quarter of 2009 and 34.4% for the same quarter of 2008.  The Company’s effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.  The tax rate for 2009 was impacted by adjustments to state tax reserves.   The effective tax rates for 2009 and 2008 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased $5.0 million ($0.16 per diluted share) from $10.4 million ($0.32 per diluted share) in 2008 to $5.4 million ($0.16 per diluted share) in 2009 as a result of the factors discussed above.

Total chassis unit orders received during the second quarter of 2009 decreased by 82.4% compared to the same period in 2008. This is the result of decreases in both the specialty chassis and motorhome orders received in 2009, which were partially offset by the increase in fire truck orders received. As previously discussed, the reduction in specialty chassis business is primarily a result of several large government contracts that ended in 2008.

At June 30, 2009, the Company had $160.7 million in backlog compared with a June 30, 2008 backlog of $320.2 million, which did not include SPA backlog. The decrease in backlog is mainly attributed to Chassis which saw backlog decrease $162.5 million, primarily as a result of the previously described government contracts that ended in 2008. This was partially offset by an increase in the EVTeam backlog of $12.5 million. Intercompany eliminations in the backlog increased $9.5 million related to chassis sales to the EVTeam for the same time period. The Company anticipates filling its current backlog orders by February 2010.

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

Six Months Ended June 30, 2009, Compared to the Six Months Ended June 30, 2008

For the six months ended June 30, 2009, consolidated sales decreased $220.8 million (47.9%) to $239.8 million, from $460.6 million in the first six months of 2008. This decrease in sales is mainly due to a decrease in sales of $223.5 million (52.5%) at Chassis. The decrease in sales at Chassis was primarily due to the reduction of other product sales of $177.2 million (58.6%) coupled with the decrease in motorhome sales of $62.8 million (91.9%) for the six months ending June 30, 2009 compared to six months ending June 30, 2008. The decline in sales was partially offset by an increase in fire truck chassis sales of $16.5 million (29.8%). The decrease in other product chassis sales was due to the completion of shipments under the MRAP program. See Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and of Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, relating to governmental contracts for more details. The decrease in motorhome chassis sales was due to lower order volume as a result of weakened economic conditions impacting the motorhome market as a whole. Increased sales in the fire truck sales were a result of increased sales volume for the reason discussed above.

Increased EVTeam sales helped offset the overall decline in sales with an increase of $5.5 million (12.7%) to $48.5 million during the first six months of 2009 compared with the prior year’s first six months. The majority of this increase is due to higher fire truck sales volumes, which were up $5.3 million (17.5%) over the prior year, in light of the 2010 emissions change and the implemented price increases of $1.6 million. Intercompany eliminations account for the remaining sales difference.

Gross margin increased from 16.1% to 21.4% for the six months ending June 30, 2009 versus June 30, 2008. This increase is due primarily to a change in the product sales mix in addition to a change in warranty estimate for military vehicles and material cost savings. The product sales mix has shifted more heavily toward service parts and assemblies for the first six months in 2009 compared to the same period in 2008. Lastly, the EVTeam increased its portion of the sales mix by almost 11 percentage points in 2009 with improved margins to almost double that in the same period of 2008. The improved margin results for the EVTeam were driven by an increased focus on lean manufacturing and reduced material costs.

Operating expenses increased as a percentage of sales to 14.1% for the six-month period ended June 30, 2009 compared to 7.6% for the same period of 2008. This is primarily a result of the large decrease in sales volumes as noted above. Operating expense dollars actually decreased $1.0 million year over year, and the Company will continue to evaluate and reduce these costs to bring them more in line with current sales volumes.

The effective income tax rate was 33.9% in the first six months of 2009 and 34.8% in the same period of 2008.  The Company’s effective tax rate fluctuates based upon the states where sales occur and with the level of export sales.  The tax rate for 2009 was impacted by adjustments to state tax reserves.  The effective tax rates for 2009 and 2008 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased by $13.8 million ($0.42 per diluted share) to $11.4 million ($0.35 per diluted share) in the first six months of 2009 from $25.2 million ($0.77 per diluted share) in the same period of 2008 as a result of the factors discussed above.

Total orders received during the first six months of 2009 decreased 38.8% compared to the same period in 2008. This reflects a decrease of 42.5% from the chassis segment and 45.3% from the EVteam segment consistent with prior explanations.

FINANCIAL CONDITION

Balance Sheet at June 30, 2009 compared to December 31, 2008

The change in accounts receivable was negligible when comparing June 30, 2009 to December 31, 2008. This was expected given the timing of sales within the quarters and noting that the 2008 sales had extended terms related to the defense business.

Accounts payable as of June 30, 2009 increased $7.7 million (35.4%) compared to December 31, 2008 due to lower projected 2009 sales. The reason for the increase is twofold. First, there were reduced purchases of inventory through December of 2008 due to lower projected 2009 sales, which drove down accounts payable balances. Second, there is a payment timing difference between the noted periods as the Company’s offices are closed during the holiday period between Christmas Eve and New Year’s Day. Consequently, more obligations were processed and paid before the year-end break, as opposed to the quarter ended June 30, 2009.

Accrued warranties decreased $3.5 million (41.5%) for June 30, 2009 as compared to December 31, 2008 due to the expiration of warranty policies, a reduction in new policies generated as a result of lower related sales volume and a positive change in warranty estimate for military units based on historical experience. See Note 3 of this quarterly report on Form 10-Q for further detail.

Accrued compensation and related taxes decreased $5.2 million (43.5%) from $12.1 million at December 31, 2008 to $6.9 million at June 30, 2009, as a result of higher incentive compensation expense for incentive plans in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an estimated annualized return on invested capital (ROIC) of 12.1% in the second quarter of 2009, compared to the ROIC of 27.7% for the same period in 2008. The Company uses ROIC for internal performance benchmarking, and defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders’ equity.

For the six months ended June 30, 2009, cash provided by operating activities was $10.1 million, which was a $1.4 million increase from the $8.7 million of cash generated in operating activities for the six months ended June 30, 2008.  Even though there was a decrease in net earnings for the same period of $13.8 million, there was less cash used in working capital for the six months ending June 30, 2009 due to the substantial decrease in sales.

The net impact of changes in accounts receivable, inventory and accounts payable which are the largest drivers of working capital changes represented the largest source of cash at $24.0 million. For the six-month period ended June 30, 2008, accounts receivable generated $30.3 million of cash compared to a use of $1.3 million for the same period in 2009. Record 2007 fourth quarter sales followed by higher sales in the first quarter of 2008 drove the source of cash in 2008. These net to a $31.6 million change in use of cash between the periods noted for accounts receivable. Inventory balances provided $7.9 million in cash for these same periods while accounts payable provided $47.7 million. The increase in cash provided by accounts payable is primarily a result of high accounts payable balances in December of 2007 and moderate increases to inventory balances, both in preparation for the ramp up of production in early 2008. See the Financial Condition section in Item 2 of this Form 10-Q for further discussion regarding the accounts receivable and accounts payable balances at June 30, 2009.

Additionally, accrued compensation and related taxes accounted for $4.5 million use in cash for the six-month period ended June 30, 2009 over the same period of 2008. This variance is largely a result of greater wages and benefit accruals in 2008 related to higher staffing levels to support the increased sales and higher compensation accruals for that period. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash used in operations of $4.3 during the six-month period ended June 30, 2009.

Uses of cash for investing activities for the six-months ended June 30, 2009 consisted of $4.3 million related to purchases of property, plant and equipment (PP&E), net of proceeds from sales of PP&E, while the use of $2.7 million for financing activities was primarily for dividends paid of $2.6 million. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further information regarding the increase in cash and cash equivalents from $13.7 million at December 31, 2008 to $16.8 million as of June 30, 2009.

Shareholders’ equity increased $10.2 million, from $170.6 million as of December 31, 2008 to $180.8 million as of June 30, 2009. The increase was driven by $11.4 million in net income and $1.8 million from compensation related to restricted stock and direct stock grants. These were partially offset by $2.6 million paid in dividends and $0.4 million used to repurchase stock.

On July 22, 2008, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization expired on July 21, 2009 with 140,738 shares being repurchased for an average price of $3.09 per share. On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 20, 2010. Repurchase of common stock is based upon market conditions and other investment opportunities.

In October 2008, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank. The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the unused portion of the line. The interest rates will be in effect until the $50.0 million line matures in September 2010. As of June 30, 2009, the Company had no borrowings under this debt agreement in the form of a line of credit. The unsecured line of credit includes three one-year automatic extensions unless the bank provides notice of non-renewal 14 months in advance of the expiration date.

The Company also has a $10.0 million unsecured term note outstanding, which carried an interest rate of 4.70%, as of June 30, 2009 under the same debt agreement as above which terminates effective November 30, 2009.

The Company has a private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to an additional $40.0 million to be issued in $5.0 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million term note issued under this shelf agreement as of June 30, 2009, which carried an interest rate of 4.93%.

The Company has an unsecured fixed rate long term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At June 30, 2009, the total outstanding amount on this note was $5.8 million of which $233,333 is payable in 2009.

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions. The agreements prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales. At June 30, 2009, the Company was in compliance with all debt covenants.

The Company has a $1.1 million secured mortgage note as of June 30, 2009. The mortgage note carries a fixed rate of 3.00% payable in monthly installments (for principal and interest) of $6,933, with the balance due on July 1, 2010. The mortgage note is secured by real estate and buildings.

On February 17, 2009, the Board of Directors approved a special dividend of $0.03 per common share to shareholders of record on April 15, 2009 in recognition of the Company’s 2008 financial performance. Additionally, in recognition of the Company’s financial strength and future prospects, the Board of Directors has continued to approve the payment of regular dividends to its shareholders. At this same meeting, regular dividends of $0.10 per share payable in the amount of $0.05 per share on May 15, 2009 and $0.05 per share on December 16, 2009 to shareholders of record on April 15, 2009 and November 16, 2009, respectively, were declared. The amount paid out on May 15, 2009 was $2.6 million.

The Company believes it has sufficient resources from cash on hand, future cash flows from operating activities and borrowing capacity to fund ongoing cash requirements for the next 12 months.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. These policies were selected because they are broadly applicable within the Company’s operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue Recognition — The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. In certain instances, risk of ownership and title passes when the unit has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. Sales are shown net of returns, discounts and sales incentives, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

Accounts Receivable – The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances.

Inventory — Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Impairment of Goodwill — Goodwill represents the difference between the purchase price and the related underlying tangible and identifiable intangible net asset values resulting from business acquisitions. Annually, or if conditions indicate an earlier review is necessary, the carrying value of the reporting unit is compared to an estimate of its fair value. If the estimated fair value is less than the carrying value, goodwill is impaired and will be written down to its estimated fair value. Goodwill is allocated to the reporting unit from which it was created.

Based upon the estimated fair value of the Company’s reporting unit using a discounted cash flow valuation, the goodwill at its Crimson Fire subsidiary which is included in the Company’s EVTeam reportable segment was not impaired as of October 1, 2008, the most recent annual impairment test date.

Warranties — The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the provision to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. For military vehicles with limited historical data, estimates were based upon historical experience of commercial vehicles. See also Note 3 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

Equity Compensation — SFAS 123(R), “Share-Based Payment,” addresses the accounting for share-based employee compensation and was adopted by the Company on January 1, 2006 utilizing the modified prospective approach. SFAS 123(R) requires that share options and stock appreciation rights (SARs) awarded to employees are recognized as compensation expense based on their fair value at grant date. The fair market value of options and SARs granted under the Company’s stock compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on historical statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different values, which in turn would result in higher or lower compensation expense recognized. The Company has not run the model with alternative inputs to quantify their effects on the fair value of the options or SARs.

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

NEW AND PENDING ACCOUNTING POLICIES

See note 1 to the Condensed Consolidated Financial Statements included in Item 1 of this Form 10-Q.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company’s revolving notes payable are generally tied to the prime and LIBOR interest rates so that increases in those interest rates would result in additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as ten months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company’s ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposures to market risk since December 31, 2008. The Company’s primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At June 30, 2009, the Company had no debt outstanding under its variable rate short-term and long term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4.   Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In addition, there has been no change in the Company’s internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

The Company may incur adjustments to the sale price of its products under the terms of limited contracts and in certain arrangements. The Company sells certain of its products to customers who, in turn, sell to the U.S. government. Under the terms of certain contracts for the sale of these goods by the Company, the Company ships its products to the customer subject to purchase orders under which the final price of the product is subject to potential adjustment. Historically, the Company has incurred only minor adjustments to the price of its products subsequent to the date the product is shipped. However, the Company may incur adjustments to the sale price of its products under these arrangements. The circumstances under which a customer may seek an adjustment to the purchase price are limited to various conditions, many of which would require the consent of the Company. While the Company is limiting the number and scope of contracts under which it is exposed to these post-delivery price adjustments, any such adjustments, once incurred, could have an adverse impact on the Company’s results of operations.

The Company’s suppliers may be affected by adverse conditions in the automotive industry. The Company depends on many third party suppliers for numerous parts and components. Many of these suppliers sell products to automotive manufacturers and their lower-tier suppliers. The automotive industry is experiencing significant economic distress due to the sudden and substantial drop in industry sales volumes affecting all manufacturers and suppliers. Dramatically lower industry sales volume has made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit markets. In addition, General Motors Corporation (GM) and Chrysler LLC (Chrysler) have recently emerged from Chapter 11 bankruptcy protection and continue to restructure their organizations. These events have idled and may continue to idle many of GM’s and Chrysler’s respective manufacturing plants during 2009. These factors may cause suppliers to cut production, cease operations, or seek bankruptcy protection. Disruptions to our supplier base could adversely affect our ability to obtain certain parts and components in a timely manner, may increase the prices we pay for parts and components, and may cause us to incur additional costs associated with the transition to new suppliers or in-house production.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its common stock during the second quarter of fiscal year 2009 is as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
April 1 to April 30	--		--	--	859,262
May 1 to May 31	--		--	--	859,262
June 1 to June 30	46,407	(1)	$11.33	--	859,262
Total	46,407		$11.33	--	859,262

(1)	These shares were delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board authorization disclosed in footnote two below.

(2)	On July 22, 2008 the Board of Directors authorized management to repurchase, over the course of subsequent 12 month period, up to a total of 1,000,000 shares of its common stock in open market transactions. The program expired July 21, 2009. The Company repurchased 140,738 shares under that program. On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. If the Company was to repurchase the full 1,000,000 shares of stock under the current repurchase program, it would cost the Company approximately $7 million based on the closing price of the Company’s stock on July 31, 2009. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of shareholders of Spartan Motors, Inc. was held on May 20, 2009. The purpose of the meeting was to elect directors, to ratify the appointment of BDO Seidman, LLP as the Company’s independent registered public accounting firm for the current fiscal year, and to transact any other business that properly came before the meeting.

The name of each director elected to a term expiring in 2012 (along with the number of votes cast for or authority withheld) is as follows:

Elected Directors	For	Authority Withheld / Against
Kenneth Kaczmarek	24,697,527	3,205,144
John E. Sztykiel	24,633,188	3,269,483

The following persons continue to serve as directors: Richard R. Current, William F. Foster, Hugh W. Sloan, Jr., George Tesseris, and David R. Wilson. In addition, on April 23, 2009 the Board of Directors appointed Ronald Harbour to the Board.

The following proposals were acted on:

Proposal	For	Against	Abstain	Broker Non-Vote
To ratify the Audit	27,112,408	747,899	42,370	--
Committee's appointment of BDO Seidman
LLP as the Company's independent
registered public accounting firm for
the current fiscal year

Item 6.  Exhibits

              (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date, and previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.ss. 1350.

*Management contract or compensatory plan or arrangement.

SIGNATURES

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2009	SPARTAN MOTORS, INC.
	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer (Principal Accounting and Financial Officer and duly authorized signatory for the registrant)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2007, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date, and previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

10.1	Form of Restricted Stock Agreement.*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. ss. 1350.

*Management contract or compensatory plan or arrangement.