Form 10-Q
period 2009-09-30
SPARTAN MOTORS INC
filed 2009-11-06
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

[__]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ____________________

Commission File Number: 0-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization) 1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	38-2078923 (I.R.S. Employer Identification No.) 48813 (Zip Code)

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

Yes [X]    No [__]

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

Large accelerated filer [__] Non-accelerated filer [__]	Accelerated filer [X] Smaller Reporting Company [__]

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes [__]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common stock, $.01 par value	Outstanding at October 30, 2009 32,881,156 shares

SPARTAN MOTORS, INC.

INDEX
__________________________________

FORWARD-LOOKING STATEMENTS	Page 3

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
Condensed Consolidated Balance Sheets - September 30, 2009
and December 31, 2008 (Unaudited)	4

Condensed Consolidated Statements of Income -
Three Months Ended September 30, 2009 and 2008 (Unaudited)	6

Condensed Consolidated Statements of Income -
Nine Months Ended September 30, 2009 and 2008 (Unaudited)	7

Condensed Consolidated Statements of Cash Flows -
Nine Months Ended September 30, 2009 and 2008 (Unaudited)	8

Condensed Consolidated Statements of Shareholders'
Equity - Nine Months Ended September 30, 2009 (Unaudited)	9

Notes to Condensed Consolidated Financial Statements	10

Item 2.	Management's Discussion and Analysis of Financial
Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	31

SIGNATURES

EXHIBIT INDEX

FORWARD-LOOKING STATEMENTS

There are certain statements within this report that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	The recent global economic and financial market crisis has had and may continue to have a negative effect on the Company’s business and its operations.

•	Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and the Company’s industries, can have adverse affects on its earnings and financial condition, as well as its customers, dealers and suppliers. In particular, the Company could be adversely affected by the economic impact to its supply base that supports the automobile industry.

•	Changes in relationships with major customers and suppliers could significantly affect the Company’s revenues and profits.

•	The Company depends in part on U.S. government contracts, which are subject to unique risks, some of which are beyond its control.

•	The Company may incur post-delivery adjustments to the sale price of its products under the terms of certain contracts and other customer arrangements.

•	The Company’s businesses are cyclical and this can lead to fluctuations in its operating results.

•	Amendments of the regulations governing our businesses could have a material impact on the Company’s operations.

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

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2009 Unaudited	December 31, 2008 Audited
ASSETS

Current assets:
Cash and cash equivalents	$36,253,772	$13,741,062
Accounts receivable, less allowance for
doubtful accounts of $1,058,600 in 2009
and $146,600 in 2008	48,171,909	75,935,246
Inventories	83,878,843	86,648,048
Deferred income tax assets	7,075,733	7,075,733
Deposits on engines	4,457,078	5,457,078
Taxes receivable	1,089,279	--
Other current assets	2,225,775	2,606,659
Total current assets	183,152,389	191,463,826

Property, plant, and equipment, net	65,815,324	66,785,515
Goodwill	2,457,028	2,457,028
Deferred income tax assets	241,000	241,000
Other assets	998,488	192,964
Total assets	$252,664,229	$261,140,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Continued)

	September 30, 2009 Unaudited	December 31, 2008 Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,325,617	$21,775,970
Deposits from customers	6,762,909	9,922,282
Accrued warranty	4,890,113	8,352,239
Accrued customer rebates	1,583,093	1,497,673
Accrued compensation and related taxes	5,144,460	12,135,600
Accrued vacation	1,956,797	1,904,655
Other current liabilities and accrued expenses	4,676,991	4,584,312
Taxes on income	--	1,971,921
Current portion of long-term debt	11,513,066	10,639,832
Total current liabilities	53,853,046	72,784,484

Other non-current liabilities	1,775,488	1,157,000
Long-term debt, less current portion	15,172,222	16,555,616

Shareholders' equity:
Preferred stock, no par value: 2,000,000
shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares
authorized; issued 32,881,156 and 32,572,289 shares
in 2009 and 2008, respectively	328,812	325,723
Additional paid in capital	66,387,131	64,606,608
Retained earnings	115,147,530	105,710,902
Total shareholders' equity	181,863,473	170,643,233
Total liabilities and shareholders' equity	$252,664,229	$261,140,333

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2009 Unaudited	2008 Unaudited

Sales	$89,704,316	$237,461,209
Cost of products sold	73,716,067	194,495,620
Restructuring charges	222,854	--
Gross profit	15,765,395	42,965,589

Operating expenses:
Research and development	4,136,482	5,215,726
Selling, general and administrative	9,742,878	15,701,452
Restructuring charges	686,253	--
Operating income	1,199,782	22,048,411

Other income (expense):
Interest expense	(329,263)	(641,978)
Interest and other income	266,540	330,826
Earnings before taxes on income	1,137,059	21,737,259

Taxes on income	388,000	7,081,023
Net earnings	$749,059	$14,656,236

Basic net earnings per share	$0.02	$0.45

Diluted net earnings per share	$0.02	$0.45

Basic weighted average common shares outstanding	32,914,000	32,710,000

Diluted weighted average common shares outstanding	33,126,000	32,837,000

Cash dividends per common share	$--	$--

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Nine Months Ended September 30,
	2009 Unaudited	2008 Unaudited

Sales	$329,471,061	$698,075,951
Cost of products sold	262,121,641	580,732,884
Restructuring charges	264,435	--
Gross profit	67,084,985	117,343,067

Operating expenses:
Research and development	13,240,929	14,646,143
Selling, general and administrative	34,440,264	41,127,295
Restructuring charges	692,717	--
Operating income	18,711,075	61,569,629

Other income (expense):
Interest expense	(984,020)	(1,810,654)
Interest and other income	722,333	623,447
Earnings before taxes on income	18,449,388	60,382,422

Taxes on income	6,264,000	20,530,023
Net earnings	$12,185,388	$39,852,399

Basic net earnings per share	$0.37	$1.22

Diluted net earnings per share	$0.37	$1.21

Basic weighted average common shares outstanding	32,678,000	32,559,000

Diluted weighted average common shares outstanding	32,892,000	32,866,000

Cash dividends per common share	$0.08	$0.05

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2009 Unaudited	2008 Unaudited

Cash flows from operating activities:
Net earnings	$12,185,388	$39,852,399
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation	5,492,194	4,294,019
Loss on disposal of assets	442,759	56,268
Tax expense (benefit) from stock incentive plan
transactions	(72,048)	261,979
Stock based compensation related to restricted stock	1,702,772	2,315,584
Decrease (increase) in operating assets:
Accounts receivable	27,763,337	(19,398,331)
Inventories	2,769,205	985,241
Taxes receivable	(1,089,279)	--
Other current assets	1,573,848	(202,100)
Increase (decrease) in operating liabilities:
Accounts payable	(4,450,353)	(37,398,060)
Deposits from customers	(3,159,373)	1,365,037
Accrued warranty	(3,462,126)	(1,136,942)
Accrued customer rebates	85,420	213,590
Accrued compensation and related taxes	(6,991,140)	5,417,769
Accrued vacation	52,142	159,582
Other current liabilities and accrued expenses	92,679	811,324
Taxes on income	(2,279,873)	(103,774)
Total adjustments	18,470,164	(42,358,814)
Net cash provided by (used in) operating activities	30,655,552	(2,506,415)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,107,812)	(13,958,054)
Proceeds from sale of property, plant and equipment	143,050	54,828
Net cash used in investing activities	(4,964,762)	(13,903,226)
Cash flows from financing activities:
Proceeds from long-term debt	--	203,500,000
Payments on long-term debt	(510,160)	(191,891,802)
Purchase and retirement of common stock	(435,425)	--
Issuance of stock	709,783	--
Net proceeds (use of cash) from the exercise, vesting or
cancelation of stock incentive awards	(420,923)	7,044
Cash retained (paid) related to tax impact of stock
incentive plan transactions	72,048	(261,979)
Payment of dividends	(2,593,403)	(1,617,317)
Net cash provided by (used in) financing activities	(3,178,080)	9,735,946
Net increase (decrease) in cash and cash equivalents	22,512,710	(6,673,695)
Cash and cash equivalents at beginning of period	13,741,062	13,527,867
Cash and cash equivalents at end of period	$36,253,772	$6,854,172

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2008	32,572,289	$325,723	$64,606,608	$105,710,902	$170,643,233

Issuance of common stock and the tax benefit of
stock incentive plan transactions	128,957	1,290	359,618	--	360,908

Issuance of restricted stock, net of cancellations	320,648	3,206	(3,206)	--	--

Stock based compensation related to restricted
stock	--	--	1,702,772	--	1,702,772

Purchase and retirement of common stock	(140,738)	(1,407)	(278,661)	(155,357)	(435,425)

Payment of dividends	--	--	--	(2,593,403)	(2,593,403)

Net earnings	--	--	--	12,185,388	12,185,388
Balance at September 30, 2009	32,881,156	$328,812	$66,387,131	$115,147,530	$181,863,473

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
__________________________________

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of September 30, 2009, the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 and the cash flows for the nine-month period ended September 30, 2009.

The results of operations for the three- and nine-month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and variable rate debt instruments approximate their fair value. The fair value of these financial instruments, as well as the Company’s fixed rate debt instruments, approximates their carrying value at September 30, 2009.

Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

We evaluated subsequent events through November 6, 2009, the date the financial statements were issued.

New Accounting Standards. In June 2009, the FASB issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This establishes the FASB Accounting Standard Codification™ (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (U.S. GAAP). All guidance contained in the Codification carries an equal level of authority. The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for interim or annual periods ending after September 15, 2009. Appropriate changes to U.S. GAAP references have been made in the financial statements.

In September 2006, the FASB issued a new standard regarding “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Company has evaluated its assets and liabilities for material impact. This standard clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements. Through September 30, 2009, the standard had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities. Effective January 1, 2009, the Company applied the fair value measurement and disclosure provisions to its nonfinancial assets and liabilities measured on a nonrecurring basis. Such also had no effect on its consolidated results of operations or financial position through September 30, 2009 and is also not expected to have a material impact on the Company’s future consolidated results of operations or financial position.

In December 2007, the FASB issued a new standard in regards to “Business Combinations”, to further enhance the accounting and financial reporting related to business combinations. This standard establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Therefore, the effects of the Company’s adoption will depend upon the extent and magnitude of acquisitions going forward. The standard had no impact on the Company’s consolidated results of operation or financial position through September 30, 2009.

In June 2008, the FASB issued new guidance which is regarding “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.” This guidance provides that unvested share-based payment awards, which contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in the standard. The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities according to dividends declared, whether paid or unpaid, and participation rights in undistributed earnings. This is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this guidance. Adoption of this guidance reduced basic earnings per share by $.03 for the nine month period and $.01 for the three month period ended September 30, 2008. The adoption reduced diluted earnings per share for the nine month period September 30, 2008 by $.01 and had no impact on diluted earnings per share for the three month period ending September 30, 2008.

In May 2009, the FASB issued a new standard regarding “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The standard requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The standard is effective for interim or annual financial periods ending after June 15, 2009. The adoption of this standard did not have any impact on the Company’s results of operations or financial position through September 30, 2009.

Note 2 — INVENTORIES

Inventories are summarized as follows:

	September 30, 2009	December 31, 2008

Finished goods	$14,877,814	$12,461,708
Work in process	19,411,661	17,494,759
Raw materials and purchased components	51,972,569	59,264,961
Obsolescence reserve	(2,383,201)	(2,573,380)
	$83,878,843	$86,648,048

Note 3 — WARRANTIES

The Company’s products generally carry limited warranties based on terms that are generally accepted in the marketplace. Some components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties. These manufacturers’ warranties are generally passed onto the end customer of the Company’s products.

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision and liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns. The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. The estimates for military vehicles were adjusted during the second quarter of 2009 to reflect actual experience specific to these vehicles, whereas prior estimates were based on the Company’s actual experience with commercial vehicles due to the limited availability of vehicle specific data. This adjustment resulted in a net reduction of the warranty liability of approximately $1.4 million and is included in “changes in liability for pre-existing warranties” below.

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

Changes in the Company’s warranty liability were as follows for the nine months ended September 30:

	2009	2008

Balance of accrued warranty at January 1	$8,352,239	$10,823,532

Warranties accrued during the period	1,834,900	4,010,354

Cash settlements made during the period	(3,767,969)	(4,160,885)

Changes in liability for pre-existing warranties
during the period, including expirations	(1,529,057)	(986,411)

Balance of accrued warranty at September 30	$4,890,113	$9,686,590

Note 4 — COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2009, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

In addition, there may be adjustments to the sales price of products sold by the Company and its subsidiaries, as previously reported in revenues, due to some non-definitized agreements. The Company is currently in negotiations with a customer regarding certain supply contracts the Company has completed but for which the customer is now claiming a post-delivery price adjustment. The negotiations with this customer have not concluded and the extent, if any, of the Company’s liability with respect to this matter remains uncertain.

Note 5 — EARNINGS PER SHARE (EPS)

Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (SARs) and participating securities outstanding during the period. Diluted earnings per share include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. As discussed in Note 1 under the caption, “New Accounting Standards,” new guidance relating to determining whether instruments granted in share-based payment transactions are participating securities” was adopted effective January 1, 2009. The new guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations. The Company’s unvested restricted stock is considered a participating security and thus is fully included in the both earnings per share computations.

All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of the Codification. Previously reported basic EPS was adjusted down by $0.03 to $1.22 for the nine month period ended September 30, 2008, and adjusted down by $0.01 to $0.45 for the three month period then ended. The change was the result of including unvested restricted shares in the basic computation as required by this new accounting guidance.

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for the respective three- and nine-month periods. The stock awards noted as antidilutive were not included in the basic (SAR awards) and diluted (stock option awards) weighted average common shares outstanding. Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases.

For the period ended September 30:
(In thousands)

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Basic weighted average common shares
outstanding	32,914	32,710	32,678	32,559

Effect of dilutive stock options	212	127	214	307
Diluted weighted average common shares
outstanding	33,126	32,837	32,892	32,866

Antidilutive stock awards
SARs	--	425	--	428
Stock Options	33	278	33	--
Total	33	703	33	428

Distributed and undistributed EPS attributable to Spartan common stockholders were as follows:

For the period ended September 30:

	Three Months Ended		Nine Months Ended
	2009	2008	2009	2008
Basic EPS
Distributed earnings	$--	$--	$0.08	$0.05
Undistributed earnings	0.02	0.45	0.29	1.17
Total	$0.02	$0.45	$0.37	$1.22

Diluted EPS
Distributed earnings	$--	$--	$0.08	$0.05
Undistributed earnings	0.02	0.45	0.29	1.16
Total	$0.02	$0.45	$0.37	$1.21

During the three- and nine-months ended September 30, 2009 the Company undertook some restructuring activities and as a result incurred additional charges against operating income which are included in the above table. See Note 6 for further detail and impact on EPS.

Note 6 — RESTRUCTURING CHARGES

During the year 2009, the Company has undergone restructuring activities to align expenses to coincide with current revenue expectations. These restructuring activities included workforce reductions, plant and operation consolidations and overall improved cost management. The activities that generated restructuring charges are detailed by segment (see Note 7 for defining segments) and period in the table below.

Restructuring charges for the periods ended September 30, 2009:

	Three Months Ended			Nine Months Ended
	Severance	Plant Consolidation	Total	Severance	Plant Consolidation	Total
Chassis	$314	$--	$314	$362	$--	$362
EVTeam	166	--	166	166	--	166
Other	--	429	429	--	429	429
Total	$480	$429	$909	$528	$429	$957

The above charges are reflected in the Income Statement as follows: cost of products sold, approximately $223,000 and $264,000 for the three- and nine-month periods ended September 30, 2009, respectively; and operating expenses, approximately $686,000 and $693,000 for the same periods. As most restructuring charges incurred during the third quarter of 2009 were also paid during that same quarter, there were no material related liabilities remaining at September 30, 2009. Accordingly, a reconciliation of liability balances from period to period is not warranted. At this point, there are no material restructuring activities, beyond those implemented in the third quarter of 2009, that are expected to generate upfront costs.

Excluding all restructuring costs incurred, adjusted operating income was 2.4 percent and 6.0 percent of sales while adjusted earnings per share were $0.04 and $0.39 for the three- and nine-month periods ended September 30, 2009, respectively. The restructuring charges adversely affected earnings per share by $0.02 for the three- and nine-month periods ended September 30, 2009.

Adjusted Earnings Per Share and Adjusted Operating Income are not measurements of financial performance under GAAP and should not be considered as an alternative to Earnings Per Share or Operating Income under GAAP. Adjusted Earnings Per Share and Adjusted Operating Income have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. In addition, in evaluating Adjusted Earnings Per Share and Adjusted Operating Income, in the future additional expenses may be incurred similar to the adjustments in this presentation. This presentation of Adjusted Earnings Per Share and Adjusted Operating Income should not be construed as an inference that future results will be unaffected by unusual or infrequent items. These limitations are compensated by providing equal prominence of GAAP results and using Adjusted Earnings Per Share and Adjusted Operating Income only as a supplement.

The following two tables reconcile Adjusted Earnings Per Share to Earnings Per Share and Adjusted Operating Income to Operating Income for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Operating Income (000s)	$1,200	$22,048	$18,711	$61,570
Add back: restructuring charges	909	--	957	--
Adjusted Operating Income	2,109	22,048	19,668	61,570
Adjusted Operating Income as a percent of sales	2.4%	9.3%	6.0%	8.8%

Earnings per share - diluted	$0.02	$0.45	$0.37	$1.21
Add back: restructuring charges	0.02	--	0.02	--
Adjusted Earnings per Share - Diluted	$0.04	$0.45	$0.39	$1.21

Note 7 — BUSINESS SEGMENTS

Sales and other financial information by business segment are detailed below. The Company has four wholly owned subsidiaries: Spartan Motors Chassis, Inc. (Chassis); Crimson Fire, Inc., (Crimson); Crimson Fire Aerials, Inc., (Crimson Aerials); and Road Rescue, Inc. (Road Rescue). Crimson, Crimson Aerials and Road Rescue make up the Company’s emergency vehicle team (EVTeam). The 2008 EVTeam amounts were adjusted to conform to the current year’s presentation. Other product sales include sales to all markets of specialty vehicles, garage and service, and service parts and sub-assemblies (SPA).

Three Months Ended September 30, 2009
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$40,352	$--	$(10,042)	$30,310
Motorhome chassis sales	11,071	--	--	11,071
EVTeam product sales	--	21,863	--	21,863
Other product sales	26,460	--	--	26,460
Total sales	$77,883	$21,863	$(10,042)	$89,704

Interest expense (income)	$--	$426	$(97)	$329
Depreciation expense	1,068	238	526	1,832
Taxes (credit) on income	1,835	(648)	(799)	388
Segment earnings (loss)	3,190	(1,201)	(1,240)	749
Segment assets	118,670	62,510	71,484	252,664

Three Months Ended September 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$33,664	$--	$(7,520)	$26,144
Motorhome chassis sales	15,800	--	--	15,800
EVTeam product sales	--	20,739	--	20,739
Other product sales	174,778	--	--	174,778
Total sales	$224,242	$20,739	$(7,520)	$237,461

Interest expense (income)	$3	$390	$249	$642
Depreciation expense	758	291	509	1,558
Taxes (credit) on income	9,969	(346)	(2,542)	7,081
Segment earnings (loss)	17,771	(636)	(2,479)	14,656
Segment assets	235,899	60,717	43,542	340,158

Nine Months Ended September 30, 2009
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$112,219	$--	$(21,325)	$90,894
Motorhome chassis sales	16,574	--	--	16,574
EVTeam product sales	--	70,383	--	70,383
Other product sales	151,620	--	--	151,620
Total sales	$280,413	$70,383	$(21,325)	$329,471

Interest expense (income)	$--	$1,320	$(336)	$984
Depreciation expense	3,064	692	1,736	5,492
Taxes (credit) on income	9,144	(569)	(2,311)	6,264
Segment earnings (loss)	16,635	(1,054)	(3,396)	12,185
Segment assets	118,670	62,510	71,484	252,664

Nine Months Ended September 30, 2008
(amounts in thousands)

	Business Segments
	Chassis	EVTeam	Other	Consolidated

Fire truck chassis sales	$89,028	$--	$(16,009)	$73,019
Motorhome chassis sales	84,151	--	--	84,151
EVTeam product sales	--	63,779	--	63,779
Other product sales	477,127	--	--	477,127
Total sales	$650,306	$63,779	$(16,009)	$698,076

Interest expense (income)	$16	$1,160	$635	$1,811
Depreciation expense	1,996	869	1,429	4,294
Taxes (credit) on income	25,723	(972)	(4,221)	20,530
Segment earnings (loss)	46,848	(1,786)	(5,210)	39,852
Segment assets	235,899	60,717	43,542	340,158

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles and service parts and accessories. Other product sales have grown in recent years reflecting increased sales of specialty vehicles to the military and service, parts and assemblies (SPA) to all markets, particularly the defense industry. The Company’s diversification across several sectors creates numerous opportunities while minimizing overall risk. Additionally, the Company’s business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

The Company remains financially solid with a strong cash balance, little debt and an open line of credit. The current macro economic environment will make the remaining quarter of 2009 challenging, for both sales and net earnings, although the Company is well positioned to create long-term opportunities as a result of:

•	The Company’s diversified business model. The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue. The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle and the military markets. The Company intends to continue to pursue additional areas that build on its core competencies in order to further diversify its business.

•	The Company’s ability to react swiftly when challenges arise, as demonstrated by its recent aggressive cost realignment. The Company also is able to respond nimbly when opportunities arise, as demonstrated with its ramp up on defense initiatives.

•	Continued operational improvements to realign the Company’s cost structure to match the current demand environment.

•	The addition of a newly created Chief Operating Officer (COO) position and a new Chief Financial Officer (CFO). The new COO is focusing on key strategic initiatives, including lean manufacturing, while the new CFO brings a strong background in economic value add financial management to drive improved fiscal discipline.

•	Increased SPA capabilities for all the Company’s markets, including the defense industry. The Company continues to receive service part orders for units produced under various programs, including the Mine Resistant Ambush Protected (MRAP) program and the Iraqi Light Armored Vehicle (ILAV) program.

•	Continued demand in specialty vehicles and micro-niche markets. The Company continues to produce specialized mine-resistant variants for the U.S. and other nations’ military on a smaller scale, such as the ILAV, Italian Cougar Explosive Ordinance Disposal, and Special Operations Command (SOCOM) Independent Suspension vehicles.

•	Market potential for increased sales from the EVTeam, and related chassis sales, due to increased demand in response to the engine emissions change in 2010 and the introduction of new products. The expected increase is already being reflected in increased fire truck sales and backlog for the current quarter compared to the same quarter of 2008.

•	Strategic fabrication at Chassis. The Company believes that it can improve operating margins and throughput, and reduce supply chain issues by implementing limited strategic fabrication activities at its Charlotte facilities.

•	Introduction of the Legend Series fire truck. In April 2009, the Company unveiled the Legend, which is an entry-level fire truck and the first in this new series in the Crimson Fire product line.

•	The growing strength of the Spartan brands.

The following Section provides a narrative discussion about the Company’s financial condition and results of operations. The comments that follow should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto included elsewhere within this Form 10-Q and in conjunction with the Company’s annual report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2009. The following is a discussion of the major elements impacting the Company’s financial and operating results for the three- and nine-month periods ended September 30, 2009 compared to the three- and nine-month periods ended September 30, 2008.

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, the components of the Company’s business segment statements of operations, on an actual basis, as a percentage of sales. The amounts detailed below for 2008 EVTeam results were adjusted to conform to the current year’s presentation.

Three months ended:

	September 30, 2009			September 30, 2008
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	80.8%	91.4%	82.2%	81.2%	93.0%	81.9%
Restructuring charges	0.3%	0.1%	0.2%	0.0%	0.0%	0.0%
Gross profit	18.9%	8.5%	17.6%	18.8%	7.0%	18.1%
Operating expenses:
Research and development	4.6%	2.7%	4.6%	2.1%	2.6%	2.2%
Selling, general, and administrative	7.8%	12.2%	10.9%	4.4%	7.9%	6.6%
Restructuring charges	0.1%	0.6%	0.8%	0.0%	0.0%	0.0%
Operating income	6.4%	-7.0%	1.3%	12.3%	-3.5%	9.3%
Other income (expense)	0.1%	-1.5%	0.0%	0.0%	-1.3%	-0.1%
Earnings before taxes on income	6.5%	-8.5%	1.3%	12.3%	-4.8%	9.2%
Taxes on income	2.4%	-3.0%	0.5%	4.4%	-1.7%	3.0%
Net earnings	4.1%	-5.5%	0.8%	7.9%	-3.1%	6.2%

Nine months ended:

	September 30, 2009			September 30, 2008
	Business Segments			Business Segments
	Chassis	EVTeam	Consolidated	Chassis	EVTeam	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of product sold	78.6%	88.0%	79.5%	82.6%	92.9%	83.2%
Restructuring charges	0.1%	0.0%	0.1%	0.0%	0.0%	0.0%
Gross profit	21.3%	12.0%	20.4%	17.4%	7.1%	16.8%
Operating expenses:
Research and development	4.1%	2.3%	4.0%	2.0%	2.4%	2.1%
Selling, general, and administrative	8.0%	10.4%	10.5%	4.2%	7.6%	5.9%
Restructuring charges	0.0%	0.2%	0.2%	0.0%	0.0%	0.0%
Operating income	9.2%	-0.9%	5.7%	11.2%	-2.9%	8.8%
Other income (expense)	0.0%	-1.4%	-0.1%	0.0%	-1.4%	-0.2%
Earnings before taxes on income	9.2%	-2.3%	5.6%	11.2%	-4.3%	8.6%
Taxes on income	3.3%	-0.8%	1.9%	4.0%	-1.5%	2.9%
Net earnings	5.9%	-1.5%	3.7%	7.2%	-2.8%	5.7%

Quarter Ended September 30, 2009, Compared to the Quarter Ended September 30, 2008

For the three months ended September 30, 2009, consolidated sales decreased $147.8 million (62.2%) to $89.7 million, from $237.5 million in the third quarter of 2008. The decrease was primarily due to a $146.3 million (65.3%) decrease in Chassis sales.

Other product sales, which include specialty chassis as well as service, parts and assemblies (SPA) sales, drove the decrease in Chassis sales with a decline of $148.3 million (84.9%) from the same period in 2008. The decrease was driven by lower vehicle sales to the defense industry due to the completion of several large military orders in 2008, particularly under the MRAP program. This reduction was due to the timing and nature of the related military contracts. See Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 relating to governmental contracts for more details. The continued weakness in the RV market, given the current economic climate, resulted in a sales decrease of $4.7 million (29.9%) compared to the same quarter last year. The other product and motorhome sales decrease was partially offset by fire truck chassis sales that increased $6.7 million (19.9%) compared to the same quarter last year. Changes to the 2010 engine emission standards resulted in increased demand and thus sales for fire truck chassis.

Increased EVTeam sales helped in offsetting the overall decrease in sales. Compared to the same quarter in 2008, sales increased $1.1 million (5.4%) primarily due to an increase in fire truck shipments which were a result of the 2010 emissions change. In addition, the results were favorably impacted by approximately $0.8 million of price increases implemented to cover increasing costs. Intercompany eliminations account for the remaining consolidated sales change differential quarter over quarter.

Gross profit decreased from $43.0 million for the quarter ended September 30, 2008 to $15.8 million for the quarter September 30, 2009. This was primarily driven by the lower sales volume in the specialty vehicle business in 2009. Gross margin decreased to 17.6% for the quarter ended September 30, 2009 from 18.1% for the same period in 2008. The reduction in gross margin was a result of lower absorption due to the lower sale volumes, along with restructuring charges affecting the current quarter.

Operating expenses as a percentage of sales increased from 8.8% in the third quarter of 2008 to 16.3% in the third quarter of 2009. The increased percentage year-over-year was driven primarily by the 62.2% decrease in sales from the same period last year. In terms of actual dollars, operating expenses decreased by $6.4 million or 30.4% from the same quarter in 2008. The primary drivers for the reduction year-over-year were a reduction in legal fees and a decrease in incentive based compensation.

The Company has also initiated a restructuring plan which resulted in a charge of $0.7 million in the current quarter which added 0.8%, as a percent of sales, to operating expenses for the quarter. The restructuring plan did produce some cost savings in the current quarter; however, the major impact of these savings will be realized in future periods. While restructuring charges are substantially complete, the Company is continuing efforts to improve cost management through initiatives that have or will be implemented. The Company expects these combined activities could generate between $7 and $8 million of annualized savings. See Note 6 to the Condensed Consolidated Financial Statements for additional information. The majority of these initiatives, all of which are not expected to incur material additional upfront costs, are expected to be completed by the second quarter of 2010.

Interest expense decreased by $0.3 million (48.7%) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Lower working capital needs contributed to the lower borrowing levels in 2009.

The effective income tax rate was 34.1% in the third quarter of 2009 and 32.6% for the same quarter of 2008. The Company’s effective tax rate fluctuates based upon the states where sales occur and with the level of export sales. The tax rate for 2009 was impacted by adjustments to state tax reserves. The effective tax rates for 2009 and 2008 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased $13.9 million ($0.43 per diluted share) from $14.7 million ($0.45 per diluted share) in 2008 to $0.8 million ($0.02 per diluted share) in 2009 as a result of the factors discussed above. Excluding restructuring charges taken in the quarter, adjusted earnings were $0.04 per diluted share.

Total order intake for the third quarter 2009 was $86.3 million, which was $7.3 million (9.2%) greater than the same period in 2008. Total chassis orders received during the third quarter of 2009 increased by 5.9% (excluding SPA) compared to the same period in 2008. Excluding all specialty products, chassis order intake was up quarter-over-quarter by 25.2% due to both an increase in fire truck and motorhome orders received. Compared to the second quarter of 2009, total orders in the third quarter increased $18.9 million (28.0%).

At September 30, 2009, the Company had $157.5 million in backlog, including SPA backlog, compared with a September 30, 2008 backlog of $183.8 million, which did not include SPA backlog. The decrease in backlog is mainly attributed to Chassis which saw backlog decrease $21.0 million, primarily as a result of the previously described government contracts included in specialty vehicle sales that ended in 2008. Excluding the change in specialty vehicles and SPA, the Chassis backlog increased $13.7 million year-over-year. The EVTeam backlog had a slight decrease of $.4 million. Intercompany eliminations in the backlog increased $4.9 million related to chassis sales to the EVTeam for the same time period. The Company anticipates filling its current backlog orders by May 2010.

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

Nine Months Ended September 30, 2009, Compared to the Nine Months Ended September 30, 2008

For the nine months ended September 30, 2009, consolidated sales decreased $368.6 million (52.8%) to $329.5 million, from $698.1 million in the first nine months of 2008. This decrease in sales is mainly due to a decrease in sales of $369.9 million (56.9%) at Chassis. The decrease in sales at Chassis was primarily due to the reduction of other product sales of $325.5 million (68.2%), coupled with a decrease in motorhome sales of $67.6 million (80.3%), for the nine months ended September 30, 2009 compared to nine months ended September 30, 2008. The decline in sales was partially offset by an increase in fire truck chassis sales of $23.2 million (26.0%) over the nine months ended September 2008. Changes to the 2010 engine emission standards resulted in increased demand and thus sales for fire truck chassis.

The decrease in other product sales was due to the completion of shipments under the MRAP program. See Part I of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 relating to governmental contracts for more details. The decrease in motorhome chassis sales was due to lower order volume over the same period, as a result of weakened economic conditions impacting the motorhome market as a whole. Increased sales in the fire truck sales were a result of increased sales volume for the reason discussed above.

Increased EVTeam sales helped offset the overall decline in sales with an increase of $6.6 million (10.3%) to $70.4 million during the first nine months of 2009 compared with the prior year’s first nine months. The majority of this increase is due to higher fire truck sales volumes, which were up $9.4 million (21.2%) over the prior year, in light of the 2010 emissions change and the implemented price increases of $2.4 million. This increase was partially offset by ambulance sales, which decreased $2.8 million (14.5%), from the same period in 2008. Intercompany eliminations account for the remaining sales difference.

Gross margin increased from 16.8% to 20.4% for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008. This increase is due primarily to a change in the product sales mix as a result of higher service parts sales and fire truck chassis sales which yield a higher gross margin. In addition, margins increased period-over-period due to a change in warranty estimate for military vehicles, and material cost savings due to improved commodity pricing. See Note 3 to the Condensed Consolidated Financial Statements for more details on warranties. The EVTeam increased its portion of the sales mix by over ten percentage points in 2009 with improved margins by five percentage points. The improved margin results for the EVTeam were driven by an increased focus on lean manufacturing and reduced material costs, of approximately $1.6 million, as a result of improved commodity pricing.

Operating expenses increased as a percentage of sales to 14.7% for the nine-month period ended September 30, 2009 compared to 8.0% for the same period of 2008. This is primarily a result of the large decrease in sales volumes as noted above. Operating expense dollars actually decreased $7.4 million (13.3%) year-over-year due to a reduction in legal fees and compensation accruals for incentive plans.

The Company has initiated a restructuring plan which resulted in a charge to operating expenses of $0.7 million in the nine month period ended September 30, 2009. The restructuring plan did produce some cost savings in the current quarter; however, the major impact of these savings will be realized in future periods. While restructuring charges are substantially complete, the Company is continuing efforts to improve cost management through initiatives that have or will be implemented. The Company expects these combined activities could generate between $7 and $8 million of annualized savings. See Note 6 to the Condensed Consolidated Financial Statements for additional information. The majority of these initiatives, all of which are not expected to incur material additional upfront costs, are expected to be completed by the second quarter of 2010.

The effective income tax rate was 34.0% in the first nine months of both years 2009 and 2008.  The Company’s effective tax rate fluctuates based upon the states where sales occur and with the level of export sales. The effective tax rates for 2009 and 2008 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased by $27.7 million ($0.84 per diluted share) to $12.2 million ($0.37 per diluted share) in the first nine months of 2009 from $39.9 million ($1.21 per diluted share) for the same period of 2008 as a result of the factors discussed above. Excluding restructuring charges taken in the first nine months of 2009, adjusted earnings were $0.39 per diluted share.

Total orders, excluding service parts, received during the first nine months of 2009 decreased 62.5% compared to the same period in 2008. This reflects a decrease of 62.3% from the chassis segment and 41.1% from the EVTeam segment consistent with prior explanations. Remaining differences are due to intercompany eliminations.

FINANCIAL CONDITION

Balance Sheet at September 30, 2009 compared to December 31, 2008

Accounts receivable at September 30, 2009 compared to December 31, 2008 reflects a reduction of $27.8 million (36.6%). This change was attributed to the reduction in sales volume in the third quarter of 2009 from those experienced in the fourth quarter of 2008, along with a concerted effort to improve collections.

Inventory decreased $2.7 million (-3.2%) from December 31, 2008 to September 30, 2009. This change is primarily due to fewer purchases of purchased components ($7.3 million) primarily as a result of decreased sales volume in service parts and assemblies. This was partially offset by an increase in finished goods ($2.4 million), as there was increased production of stock and demo units within the EVTeam segment. Additionally, work in process increased ($1.9 million) due to increased fire truck order intake and backlog.

Accounts payable, as of September 30, 2009, decreased $4.5 million (20.4%) compared to December 31, 2008. The reduced purchases of inventory to support sales in the third quarter 2009, compared to those in the fourth quarter 2008, have driven the change in accounts payable.

Deposits from customers decreased $3.2 million (31.8%) from the year end December 31, 2008 balance of $9.9 million. The decrease was a result of the large balance that existed at year end 2008, due to a large amount of orders that were received with customer deposits at that time. Since December 31, 2008, these orders were completed without replacement by similar order volumes and participation in the deposit program.

Accrued warranties decreased $3.5 million (41.5%) at September 30, 2009 from December 31, 2008 due to three factors. First, there was a reduction in new policies generated as a result of lower related sales volume. Second, existing warranty policies expired driving down the accrual. Third, there was a reduction in the warranty estimate for military units based on historical experience. See Note 3 of the Condensed Consolidated Financial Statements for further detail.

Accrued compensation and related taxes decreased $7.0 million (57.6%) from $12.1 million at December 31, 2008 to $5.1 million at September 30, 2009, as a result of higher incentive compensation expense for incentive plans in 2008.

LIQUIDITY AND CAPITAL RESOURCES

The Company generated an estimated annualized return on invested capital (ROIC) of 9.1% through the nine months ending September 30, 2009, compared to the estimated annualized ROIC of 32.3% for the same period in 2008. The Company uses ROIC for internal performance benchmarking, and defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders’ equity.

For the nine months ended September 30, 2009, cash provided by operating activities was $30.7 million, which was a $33.2 million increase from the negative ($2.5) million of cash used in operating activities for the nine months ended September 30, 2008. Despite a $27.7 million decrease in net earnings for the same period, there was less cash needed for working capital for the nine months ended September 30, 2009 to support lower sales volumes.

The net impact of changes in accounts receivable, inventory and accounts payable, which are the largest drivers of working capital changes, represented the largest source of cash at $81.9 million. For the nine-month period ended September 30, 2008, accounts receivable used $19.4 million of cash compared to generation of $27.8 million for the same period in 2009. Record 2008 third quarter sales drove the use of cash in 2008, while a strong collection effort drove the source of cash for the nine months ended in 2009. These total a $47.2 million change in cash generation between the periods for accounts receivable. Inventory balances provided an increased $1.8 million in cash for these same periods.

Accounts payable provided $32.9 million in added cash primarily a result of high accounts payable balances in December of 2007, which drove the $37.4 million use in cash during 2008. The cumulative decrease in accounts payable in 2009 was $4.5 million, consistent with that year’s production volumes. These accounts payable changes between 2008 and 2009 drove a change in cash generation of $32.9 million. See the Financial Condition Section in Item 2 of this Form 10-Q for further discussion regarding the accounts receivable, inventory and accounts payable balances at September 30, 2009.

Additionally, accrued compensation and related taxes accounted for $12.4 million use in cash for the nine-month period ended September 30, 2009 over the same period of 2008. This variance is largely a result of greater wage and benefit accruals in 2008, related to higher staffing levels and higher compensation accruals for that period, which were paid in 2009. Also contributing to the use of cash was the reduction of customer deposit liability, which for the current period saw a use of cash of $3.2 million and a use of cash period-over-period of $4.5 million. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash used in operations of $4.1 during the nine-month period ended September 30, 2009.

Uses of cash for investing activities for the nine-months ended September 30, 2009 consisted of $5.0 million related to purchases of property, plant and equipment (PP&E), net of proceeds from sales of PP&E, while the use of $3.2 million for financing activities was primarily for dividends paid of $2.6 million. See the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for further information regarding the increase in cash and cash equivalents from $13.7 million at December 31, 2008 to $36.3 million at September 30, 2009.

Shareholders’ equity increased $11.3 million, from $170.6 million as of December 31, 2008 to $181.9 million as of September 30, 2009. The increase was driven by $12.2 million in net income and $2.1 million from compensation related to restricted stock and direct stock grants. These were partially offset by $2.6 million paid in dividends and $0.4 million used to repurchase stock.

On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. That authorization will expire on July 20, 2010. Repurchase of common stock is based upon market conditions and other investment opportunities.

In October 2008, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank. The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the facility. The interest rates will be in effect until the $50.0 million line matures in September 2010. As of September 30, 2009, the Company had no borrowings under this debt agreement in the form of a line of credit.

Listed below are other debt arrangements with the Company.

•	$10.0 million unsecured term note outstanding, which carried an interest rate of 4.70%, as of September 30, 2009 under the same debt agreement as above which terminates effective November 30, 2009. The Company expects to refinance the note before it expires.

•	Private shelf agreement with Prudential Investment Management, Inc. This agreement allows the Company to borrow up to an additional $40.0 million to be issued in $5.0 million minimum increments. The interest rate is determined based on applicable rates at time of issuance. The Company had a $10.0 million term note issued under this shelf agreement as of September 30, 2009, which carried an interest rate of 4.93%.

•	Unsecured fixed rate long term note which bears interest at 4.99%. The loan is repayable in equal monthly installments and matures in October 2011. At September 30, 2009, the total outstanding amount on this note was $5.6 million of which $116,667 is payable in 2009.

•	There is a $1.0 million secured mortgage note as of September 30, 2009. The mortgage note carries a fixed rate of 3.00% payable in monthly installments (for principal and interest) of $6,933, with the balance due on July 1, 2010. The mortgage note is secured by real estate and buildings.

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions. The agreements prohibit the Company from incurring additional indebtedness, limit certain acquisitions, investments, advances or loans and restrict substantial asset sales. At September 30, 2009, the Company was in compliance with all debt covenants.

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

Accounts Receivable — The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance, management considers factors such as current overall economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts. Changes in these conditions may result in additional allowances.

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

Based upon the estimated fair value of the Company’s reporting unit using a discounted cash flow valuation, the goodwill at its Crimson Fire subsidiary which is included in the Company’s EVTeam reportable segment was not impaired as of October 1, 2008, the most recent annual impairment test. Results of the next impairment test will be reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Equity Compensation — Current accounting guidance requires that share options and stock appreciation rights (SARs) awarded to employees be recognized as compensation expense based on their fair value at grant date. The fair market value of options and SARs granted under the Company’s stock compensation plans was estimated on the date of grant using the Black-Scholes option-pricing model using assumptions for inputs such as interest rates, expected dividends, volatility measures and specific employee exercise behavior patterns based on historical statistical data. Some of the inputs we use are not market-observable and have to be estimated or derived from available data. Use of different estimates would produce different values, which in turn would result in higher or lower compensation expense recognized. The Company has not run the model with alternative inputs to quantify their effects on the fair value of the options or SARs.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes to our exposures to market risk since December 31, 2008. The Company’s primary market risk exposure is a change in interest rates in connection with its outstanding variable rate short-term and long-term debt. At September 30, 2009, the Company had no debt outstanding under its variable rate short-term and long term debt agreements. The Company does not enter into market risk sensitive instruments for trading purposes.

Item 4. Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In addition, there has been no change in the Company’s internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

The Company may incur adjustments to the sale price of its products under the terms of limited contracts and in certain arrangements. The Company sells certain of its products to customers who, in turn, sell to the U.S. government. Under the terms of certain contracts for the sale of these goods by the Company, the Company ships its products to the customer subject to purchase orders, under which the final price of the product is subject to potential adjustment. Historically, the Company has incurred only minor adjustments to the price of its products subsequent to the date the product is shipped. The circumstances under which a customer may seek an adjustment to the purchase price are limited to various conditions, many of which would require the consent of the Company. While the Company is limiting the number and scope of contracts under which it is exposed to these post-delivery price adjustments, any such adjustments, once incurred, could have a material adverse impact on the Company’s results of operations.

The Company’s suppliers may be affected by adverse conditions in the automotive industry. The Company depends on many third party suppliers for numerous parts and components. Many of these suppliers sell products to automotive manufacturers and their lower-tier suppliers. The automotive industry continues to experience significant economic distress due to the sudden and substantial drop in industry sales volumes affecting all manufacturers and suppliers. Dramatically lower industry sales volume has made existing debt obligations and fixed cost levels difficult for many suppliers to manage, especially with the tight credit markets. In addition, General Motors Corporation (GM) and Chrysler LLC (Chrysler) have recently emerged from Chapter 11 bankruptcy protection and continue to restructure their organizations. These events have idled and may continue to idle many of GM’s and Chrysler’s respective manufacturing plants during 2009. These factors may cause suppliers to cut production, cease operations, or seek bankruptcy protection. Disruptions to our supplier base could adversely affect our ability to obtain certain parts and components in a timely manner, may increase the prices we pay for parts and components, and may cause us to incur additional costs associated with the transition to new suppliers or in-house production.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its common stock during the third quarter of fiscal year 2009 is as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	3,191	(1)	--	--	1,000,000
August 1 to August 31	--		--	--	1,000,000
September 1 to September 30	--		--	--	1,000,000
Total	3,191		--	--	1,000,000

(1)	These shares were delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board authorization disclosed in footnote two below.

(2)	On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1,000,000 shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions. If the Company was to repurchase the full 1,000,000 shares of stock under the current repurchase program, it would cost the Company approximately $5.0 million based on the closing price of the Company’s stock on October 30, 2009. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

Item 6. Exhibits.

        (a)    Exhibits. The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2009	SPARTAN MOTORS, INC.

By /s/ Joseph M. Nowicki
      ————————————————————
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