Form 10-K
period 2009-12-31
SPARTAN MOTORS INC
filed 2010-03-16
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2009
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________
Commission File Number 000-13611
SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	No	X

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes	No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter: $265,819,667.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 26, 2010: 32,892,924 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 19, 2010 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements.  These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence.  Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include the risk factors listed and more fully described in Item 1A below, “Risk Factors”, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission.  The list in Item 1A below includes all known risks our management believes could materially affect the results described by forward-looking statements contained in this Form 10-K. However, these risks may not be the only risks we face.  Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements.  Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-K is filed with the Securities and Exchange Commission.

PART I

Item 1.	Business.

When used in this Form 10-K, “Company” refers to Spartan Motors, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc. located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania (“Crimson Aerials”); Road Rescue, Inc., located in Marion, South Carolina (“Road Rescue”); and Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”).

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company’s chassis or integrating the drive train with the armored body. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Utilimaster, which the Company acquired on November 30, 2009, is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles and service parts and accessories (“SPA”). The Company’s diversification across several sectors gives numerous opportunities while minimizing overall risk.  Additionally, the Company’s business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles, vehicle components, and services. The Company believes it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

Recent Acquisition

On November 30, 2009, the Company completed the merger of its wholly-owned subsidiary, SMI Sub, Inc. (a shell corporation set up solely for the purpose of this acquisition), with and into Utilimaster Holdings, Inc., a Delaware corporation (“Holdings”), pursuant to the terms of the Agreement and Plan of Merger dated November 18, 2009, as amended (the “Merger Agreement”), by and among the Company, SMI Sub, Inc., Holdings, Utilimaster Corporation, a Delaware corporation and wholly owned subsidiary of Holdings, and John Hancock Life Insurance Company, a Massachusetts life insurance company and the then majority stockholder of Holdings (“Hancock”).  As a result of the closing of the merger, the Company became the sole shareholder of Holdings, the surviving corporation in the merger, and the owner of 100% of the capital stock of Utilimaster.

The cash consideration paid by the Company at closing totaled approximately $42.3 million.  The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment and additional consideration as described in the Merger Agreement.  The net working capital adjustment has since been computed and agreed to by both the Company and Hancock and resulted in a reduction of approximately $0.1 million to the closing purchase price.  Pursuant to the Merger Agreement, the shareholders of Holdings may receive additional consideration through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million.  A copy of the Merger Agreement is attached as Exhibit 10.16 to this Form 10-K.

The Company expects the acquisition of Utilimaster will further diversify its revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market, add fabrication and vehicle body expertise, benefit from Utilimaster’s strong brand, market share position, and solid customer base, and create opportunities to leverage future growth in the Company’s chassis business.

The Company’s Segments

The Company is organized into three reportable segments, Spartan Chassis, the Emergency Vehicle Team (“EVTeam”), and Utilimaster, which was acquired on November 30, 2009. For certain financial information related to each segment, see Note 15, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Spartan Chassis

Sales by Spartan Chassis represented 81.4%, 92.3% and 90.3% of the Company’s consolidated sales for the years ended December 31, 2009, 2008, and 2007, respectively.  Spartan Chassis has extensive engineering experience in creating chassis for vehicles that perform specialized tasks. Spartan Chassis engineers, manufactures and markets chassis for fire trucks, motorhomes, ambulances and specialty applications such as military vehicles, trolleys, utility trucks, drill rigs and crash-rescue vehicles. Spartan Chassis manufactures chassis only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.  As a specialized chassis producer, Spartan Chassis believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows Spartan Chassis to profitably manufacture custom chassis with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. Spartan Chassis markets its products throughout the U.S. and Canada.  Spartan Chassis employed approximately 720 associates in Charlotte, Michigan as of February 26, 2010, of which approximately 700 were full-time.  Of the full-time associates, 20 were contracted employees.

Fire Truck Chassis

Spartan Chassis custom manufactures fire truck and ambulance chassis and cabs in response to exact customer specifications. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.  Spartan Chassis has three fire truck models within this product line:  (1) the “Gladiator” chassis; (2) the “Metro Star” chassis; and (3) the “Furion” chassis.

Spartan Chassis strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. New vehicle systems and components are regularly introduced by Spartan Chassis that incrementally improve the level of product performance, reliability, and safety for all vehicle occupants.  Spartan Chassis monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products.

Over the past few years, there have been several examples of such innovations.  Spartan Chassis has introduced innovations such as:  heavy duty air ride independent front suspensions, vehicle data recorder, Furion 4-door ambulance cab/chassis, side rollover air bags, computer navigation systems, electronic stability control, low profile cab designs and electronic fluid level checks.

In addition, more recent efforts are focused on the redesign of the chassis and cab to house the new 2010 emissions compliant engine.  Spartan Chassis is investing more than $3.0 million which included approximately 50,000 hours to update its three emergency response chassis models.  This ground up redesign will allow integration of the 2010 emission compliant engines, as well as allowing quicker customization of the cabs and chassis to meet specialty and export market requirements.  The simultaneous redesign of the chassis frame, cooling packages, and cabs also resulted in the highest power levels available in the industry in an emergency response chassis with a 94” cab.

Motorhome Chassis

Spartan Chassis custom manufactures chassis to the individual specifications of its motorhome chassis OEM customers. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motorhome bodies to be attached to the Spartan chassis. Spartan Chassis’ motorhome chassis are separated into four models: (1) the “NVS” series chassis; (2) the “Mountain Master” series chassis; (3) the “K2” series chassis and (4) the “K3” series chassis.

Versions of these four basic product models are designed and engineered in order to meet exact customer requirements.  This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM. Spartan Chassis seeks to develop innovative engineering solutions to meet customer requirements and strives to anticipate future market needs by working closely with OEMs and listening to end users.  Spartan Chassis monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products.  Over the past few years there have been several new innovations.  Some examples of these would be:  electronic steering control, heavy duty air ride independent front suspension and multiplexed electrical controls.

Specialty Vehicle Chassis

Spartan Chassis develops specialized chassis to unique customer requirements and actively seeks additional applications of its existing products and technology in the specialty vehicle market.  In 2005, the Company produced its first specialty chassis for the defense market.  From 2005 to 2009, Spartan Chassis produced over 6,000 mine resistant wheeled vehicles for the U.S. Department of Defense.  Of the nearly 16,000 Mine Resistant Ambush Protected vehicles ordered from 2005 through 2009 by the Department of Defense, almost one-third were manufactured at Spartan Chassis.  Additionally, Spartan Chassis continues to be the sole assembler of the Iraqi Light Armored Vehicle and this contract is expected to be extended for another two years.  Military vehicle chassis are the primary type of specialty chassis currently produced.  With the large number of military vehicles that Spartan Chassis has produced, a corresponding increase in demand for spare parts for military vehicles has developed.  Additionally, the Company is increasingly selling military spare parts directly to the U.S. Government as the Defense Logistics Agency increasingly understands the Company’s delivery speed, quality and high value of the parts it can provide.  Sales for specialty vehicle chassis for military vehicles depend on U.S. Government contracts awarded to Spartan Chassis customers.

In 2009, Spartan Chassis also expanded its specialty vehicle business into the off-road market, such as drill rigs.  Spartan Chassis is competing in the premium segment of this market, which requires high power / high capability chassis engineered to the exact requirements of our OEM customer.  In addition to commercial applications, potential exists for contracts issued by the U.S. Government in this vocation.

EVTeam

The Company’s EVTeam consists of its three wholly owned subsidiaries, Crimson, Crimson Aerials and Road Rescue. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. The EVTeam members manufacture products only upon receipt of confirmed purchase orders; thus they do not have significant amounts of completed product inventory.  The EVTeam employed approximately 340 associates as of February 26, 2010 of which approximately 335 were full-time.

Crimson Fire, Inc.

Crimson engineers, manufactures and markets its custom and commercial fire apparatus products through a network of dealers throughout North America.  Crimson’s headquarters are located in Brandon, South Dakota. Crimson’s product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company’s wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry’s oldest brands) - the Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson’s signature features - such as Tubular Stainless Steel body structure (known as the Trix-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done.

Crimson Fire Aerials, Inc.

Crimson Aerials engineers, manufactures and markets aerial ladder components for fire trucks at its headquarters in Lancaster, Pennsylvania.  The Company began operations in the later half of 2003 and has developed a full line of aerial products. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and serviceability.  Crimson Aerials primarily sells its products to Crimson Fire, Inc.

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

Utilimaster

The Company acquired Utilimaster on November 30, 2009.  Utilimaster, which was established in 1973, designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and accessories.  The majority of its revenues are in the delivery and service market, which includes walk-in vans for the package delivery, bakery/snack delivery and linen/uniform rental markets. Its remaining revenues are attributable to commercial truck bodies, along with service parts and accessories.  Utilimaster employed approximately 540 associates as of February 26, 2010, of which approximately 50 were contracted employees.

The Company’s sales and distribution efforts are designed to sell to national, fleet and commercial dealer accounts within these niches under the Aeromaster®, Trademaster®, Metromaster® and Utilivan® brand names.  Utilimaster markets its products throughout the U.S. and Canada.

The principal types of commercial vehicles manufactured by Utilimaster are walk-in vans, cutaway vans and truck bodies.  Walk-in vans are assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab.  Walk-in vans are sold under the Aeromaster® brand, and are typically used in multi-stop applications that include the delivery of packages, the distribution of food products and the delivery of uniforms/linens.  Cutaway vans are installed on “cutaway” van chassis, and are sold under the Utilimaster, Utilivan®, Metromaster® and Trademaster® brand names.  Cutaway bodies are primarily used for local delivery of parcels, freight and perishable food. Utilimaster’s truck bodies are typically fabricated with pre-painted panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements.  Utilimaster installs its truck bodies on a chassis that is supplied with a finished cab.  Utilimaster’s truck bodies are sold under the Utilimaster brand name and are used for diversified dry freight transportation.

Marketing

Spartan Chassis markets its specialty manufactured chassis and fire trucks throughout the U.S. and Canada, primarily through the direct contact of its sales department with OEMs, dealers and end users. The EVTeam maintains dealer organizations that establish close working relationships through their sales departments with end users.   These personal contacts focus on the quality of the group’s specialty products and allow the Company to keep customers updated on new and improved product lines and end users’ needs.

Utilimaster sells its products to commercial vehicle dealers, leasing companies and directly to end-users.  Utilimaster markets its products directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada.  Utilimaster has organized its sales force and product engineering staff into market teams.  Utilimaster also provides aftermarket support, including part sales and field service, to all of its customers through its Customer Service Department located in Wakarusa, Indiana, as well as maintaining the only online parts resource among the major delivery and service vehicle manufacturers.  Utilimaster does not provide financing to dealers, fleet or national accounts.  Utilimaster also maintains multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2009 and consistent with prior years, representatives from the Company attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its advanced product development team for future projects.

The Company’s sales and marketing team is responsible for promoting and selling its manufactured goods and producing product literature. The sales group consists of approximately 65 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Marion, South Carolina; Lancaster, Pennsylvania; and Wakarusa, Indiana; and 15 additional salespeople located throughout North America.

Competition

The principal methods of building competitive advantages utilized by the Company include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. The Company competes with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company’s direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers. The Company’s competition in the delivery vehicle market, primarily walk-in vans, comes from a small number of manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in most of its markets compared to its competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. The Company believes that no one company has a dominant position in either of those markets.  The Company is the leading manufacturer of walk-in vans in the United States.  The Company believes it has a market share of over 60% in this market.  The cutaway and truck body markets are highly fragmented, making the determination of the Company’s market share difficult.  However, the Company believes it is one of the top five manufacturers of these products in the United States.

Manufacturing

Spartan Chassis currently has seven principal assembly facilities in Charlotte, Michigan for its custom chassis products. Most of these facilities have been updated over the past few years in order to increase efficiencies and to improve the quality of our manufacturing process.  Due to the custom nature of its business, the Company’s chassis are hand crafted to customer specifications on non-automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using commercially available components purchased from outside suppliers rather than producing components internally. Approximately 96% of fire truck and motorhome material costs and approximately 50% of other product material costs, primarily related to the military market, were directly attributable to purchased components that are commercially available from outside vendors.  This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

The EVTeam products are manufactured and assembled in each of the subsidiaries’ respective manufacturing facilities, represented by four plants in total. The chassis for the products are purchased from Spartan Chassis and from outside commercial chassis manufacturers. The EVTeam facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end user customized order. The chassis is rolled down the production line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, aerial ladders and electrical control units purchased from outside suppliers.

Utilimaster’s manufacturing operations are located in Wakarusa, Indiana.  Utilimaster builds commercial vehicles and installs other related equipment on truck chassis.  These commercial vehicles are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels.  After assembly, Utilimaster installs optional equipment and finishes based on customer specifications.  At each step of the manufacturing, installation and finish process, Utilimaster conducts quality control procedures to ensure product and specification integrity.  Utilimaster’s products are highly engineered and generally produced to firm orders.  Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

Suppliers

The Company is dedicated to establishing long-term and mutually beneficial relationships with its suppliers. Through these relationships, the Company benefits from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions and lower total costs of doing business. The combined buying power of the Company’s subsidiaries and a corporate supply chain management initiative allow the Company to benefit from economies of scale and to focus on a common vision.

The single largest commodity utilized in production is aluminum, which the Company purchases under purchase agreements similar to steel.  To a lesser extent the Company is dependent upon suppliers of lumber, fiberglass and steel for its manufacturing and has no significant related long-term material contracts. There are several readily available sources for the majority of these raw materials.  However, the Company is heavily dependent on specific component part products from a few single source vendors.  The Company maintains an extensive qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials or component parts and normally does not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules.  Material and component cost increases are passed on to the Company’s customers whenever possible. However, there can be no assurance that there will not be any supply issues over the long-term.

In the assembly of commercial vehicles, the Company uses chassis supplied by third parties, and generally does not purchase these chassis for inventory.  For this market, the Company typically accepts shipment of truck chassis owned by dealers or end users, for the purpose of installing and/or manufacturing its specialized commercial vehicles on such chassis.  In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such commercial truck chassis, Utilimaster’s level of manufacturing could be substantially reduced.

Research and Development

The Company’s success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company dedicates a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The Company spent $17.7 million, $19.5 million, and $15.9 million on research and development in 2009, 2008, and 2007, respectively.

Product Warranties

The Company’s subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale.  The end users also may receive limited warranties from suppliers of components that are incorporated into the Company’s chassis and vehicles. For more information concerning the Company’s product warranties, see Note 12, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

The Company and its subsidiaries have 13 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment, and have two pending patent applications in the United States and one pending with the World Intellectual Property Organization. The existing patents will expire on various dates from 2016 through 2025 and all are subject to payments of required maintenance fees. The Company and its subsidiaries also own 17 United States trademark registrations and three United States service mark registrations, as well as two trademark registrations in each of Canada, New Zealand, and Peru, and one trademark registration in each of Mexico and Papua New Guinea. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, the Company has three pending Canadian trademark applications.

The Company believes its products are identified by the Company’s trademarks and that its trademarks are valuable assets to all of its business segments. The Company is not aware of any infringing uses or any prior claims of ownership of its trademarks that could materially affect its business. It is the policy of the Company to pursue registration of its primary marks whenever possible and to vigorously defend its patents, trademarks and other proprietary marks against infringement or other threats to the greatest extent practicable under applicable laws.

Environmental Matters

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on the Company’s capital expenditures, earnings or competitive position.

Associates

The Company and its subsidiaries employed approximately 1,620 associates as of February 26, 2010, of which approximately 1,600 were full-time.  Included in the full-time counts are an approximate 70 contracted associates.  Management presently considers its relations with associates to be positive.

Customer Base

In 2009, the Company’s customer base included one major customer, as defined by sales of more than 10% of total net sales.  Sales in 2009 to BAE Systems (“BAE”), which is a customer of Spartan Chassis, were $91.5 million.  This compares to 2008 major customer sales of $313.8 million to BAE, $134.0 million to General Dynamics and $105.2 million to Force Protection.

In 2007, sales to major customers were $52.3 million to BAE, $79.1 million to General Dynamics, $131.5 million to Force Protection, $85.6 million to Newmar Corp. (“Newmar”) and $74.4 million to Fleetwood Motor Homes of Indiana, Inc. (“Fleetwood”).  Sales to Newmar and Fleetwood in 2008 and 2009 were less than 10% and thus they are not considered major customers in those years.  Sales to these customers decreased primarily related to the economic climate.  In addition, 2009 sales to General Dynamics and Force Protection were less than 10% of total 2009 sales and thus were also not classified as major customers in 2009.  The decline in sales to these customers was driven by the completion of a large military contract in 2008, specifically that under the Mine Resistant Ambush Protection program.

Sales to customers classified as major amounted to 21.3%, 65.5%, and 54.3% of total revenues in 2009, 2008, and 2007, respectively.  Although the loss of a major customer could have a material adverse effect on Spartan Chassis and its future operating results, the Company believes that it has developed strong relationships with its customers.  In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company’s financial position and results of operations.  See related risk factors in Item 1A of this Form 10-K.

Sales made to external customers outside the United States were $11.1 million, $11.2 million, and $8.2 million for the years ended December 31, 2009, 2008, and 2007, respectively, or 2.6%, 1.3%, and 1.2%, respectively, of sales for those years. All of the Company’s long-lived assets are located in the United States.

Backlog Orders

At December 31, 2009, the Company had backlog orders for Spartan Chassis of approximately $172.3 million, compared with a backlog of $87.5 million at December 31, 2008. At December 31, 2009, the Company had backlog orders for the EVTeam of $72.4 million, compared with a backlog of $96.4 million at December 31, 2008.  At December 31, 2009, the Company had backlog orders for Utilimaster of approximately $34.1 million, compared with Utilimaster’s backlog of $49.4 million at December 31, 2008 (which was prior to the Company’s acquisition of Utilimaster on November 30, 2009).  The Company believes that the backlog levels at December 31, 2009, particularly at its Spartan Chassis segment, are positively affected by orders placed in advance of the 2010 engine emissions change.   The Company expects to fill all of the backlog orders at December 31, 2009 during 2010.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

The address of the Company’s web site is www.spartanmotors.com. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available on its web site as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission. In addition, paper copies of these materials are available without charge upon written request to Joseph M. Nowicki, Spartan Motors, Inc., 1000 Reynolds Road, Charlotte, Michigan 48813.

Item 1A.	Risk Factors.

The Company’s financial condition, results of operations, and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face.  Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future.

The global economic and financial market crisis has had and may continue to have a negative effect on our business and operations.

The global economic and financial market crisis has caused, among other things, a general tightening in the credit markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer and business spending, and lower consumer net worth, all of which has had and may continue to have a negative effect on our business, results of operations, financial condition, and liquidity. Many of our customers, including municipalities and local governments, and suppliers have been severely affected by the current economic turmoil. Current or potential customers and suppliers may no longer be in business, may be unable to fund purchases or may determine to reduce purchases, all of which has and could continue to lead to reduced demand for our products, reduced gross margins, and increased customer payment delays or defaults. Further, suppliers may not be able to supply us with needed raw materials on a timely basis or may increase prices or go out of business, which could result in our inability to meet customer demand or affect our gross margins. We are also limited in our ability to reduce costs to offset the results of a prolonged or severe economic downturn given certain fixed costs associated with our operations, difficulties if we overstrain our resources, and our long-term business approach that necessitates we remain in position to respond when market conditions improve.

The timing and nature of any recovery in the credit and financial markets remains uncertain, and there can be no assurance that market conditions will improve in the near future or that our results will not continue to be materially and adversely affected. Such conditions make it very difficult to forecast operating results. The foregoing conditions may also impact the valuation of certain long-lived or intangible assets that are subject to impairment testing, potentially resulting in non-cash impairment charges which may be material to our financial condition or results of operations.  See below for an additional, related risk factor dealing with liquidity and cost of capital issues we face in light of current economic conditions.

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

The Company’s customers, dealers and suppliers may also be adversely affected by the financial and credit liquidity crisis.  Although the Company reviews the credit worthiness of its customers and suppliers, it cannot fully predict the extent to which they may be negatively affected or to what extent their operations will be disrupted.

We depend on U.S. government contracts, which are subject to additional and often unique risks.

In addition to the risk associated with the economic and global crisis, the Company is subject to risks associated with U.S. governmental contracts.  In 2009, 35% of our revenues were derived from U.S. government contracts and subcontracts for military drive train integration, vehicle final assembly and service parts.  In addition to normal business risks, our contracts and subcontracts with the U.S. government are subject to unique risks, some of which are beyond our control.

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

The funding of U.S. government programs is subject to congressional appropriations.  Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually.  Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made.  The termination of funding for a U.S. government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially adverse impact on our operations.

The U.S. government may modify, curtail or terminate our contracts.  The U.S. government may modify, curtail or terminate its contracts and subcontracts without prior notice, at its convenience, upon payment for work done and commitments made at the time of termination.  Modification, curtailment or termination of any one of our major programs or contracts could have a material adverse effect on our results of operations and financial condition.

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

Our U.S. government business is also subject to specific procurement regulations and other requirements.  These requirements, although customary in U.S. government contracts, increase our performance and compliance costs.  These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition.  Failure to comply with these regulations and requirements could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time, and/or criminal or civil fines and penalties, and could have a negative effect on our reputation and ability to secure future U.S. government contracts and subcontracts.  In addition, although we have taken measures to prevent and detect employee misconduct related to government procurement regulations, these measures may not effectively deter such activity.  Any government action related to violations of procurement laws and regulations may have a material adverse effect on our financial position, future operating results, or cash flows.

The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

As part of our growth strategy, we have pursued and expect we will continue to selectively pursue, acquisitions of businesses or assets in order to diversify, expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired business or assets can be expensive and can require a great deal of management time and other resources.

Effective November 30, 2009, we acquired Utilimaster.  If we are unable to successfully integrate the business of Utilimaster with our existing business, we may not realize the synergies we expect from the acquisition, and our business and results of operations would suffer from our current expectations.

Disruptions within our dealer network could adversely affect our business.

We rely, to a limited extent, on a network of independent dealers to market, deliver, provide training for, and service, our products to and for customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

From time to time, an individual dealer or the Company may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors could engage in a strategy to attempt to acquire or convert a number of our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.

However, temporary disruption of dealer coverage within a specific local market could temporarily have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to provide financial support, such as extending credit, to a dealership, reducing the risk of disruption, but increasing our financial exposure.

We may not be able to successfully implement and manage our growth strategy.

Our growth strategy includes expanding existing market share through product innovation, recently revised sales and  dealer distribution strategies, continued expansion into global markets, and merger or acquisition related activities.

We believe our future success depends in part on our research and development and engineering efforts, our ability to manufacture or source the products and customer acceptance of our products. As it relates to new markets, our success also depends on our ability to create and implement local supply chain, sales and distribution strategies to reach these markets.

The potential inability to successfully implement and manage our growth strategy could adversely affect our business and our results of operations.  The successful implementation of our growth strategy will depend, in part, on our ability to integrate operations with acquired companies.

Our efforts to grow our business in emerging markets are subject to all of these risks plus additional, unique risks. In certain markets, the legal and political environment can be unstable and uncertain which could make it difficult for us to compete successfully and could expose us to liabilities.

We also make investments in new business development initiatives which, like many startups, could have a relatively high failure rate. We limit our investments in these initiatives and establish governance procedures to contain the associated risks, but losses could result and may be material.  Our growth strategy also may involve acquisitions, joint venture alliances and additional arrangements of distribution. We may not be able to enter into acquisitions or joint venture arrangements on acceptable terms, and we may not successfully integrate these activities into our operations. We also may not be successful in implementing new distribution channels, and changes could create discord in our existing channels of distribution.

When we introduce new products, we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

The introduction of new products is critical to our future success. We have additional costs when we introduce new products, such as initial labor or purchasing inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design issues that will force a recall of a new product. In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or obsolete products. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

Any negative change in the Company’s relationship with its major customers could have significant adverse effects on revenues and profits.

The Company’s financial success is directly related to the willingness of its customers to continue to purchase its products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm the Company’s relationships with its customers.  The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes.  This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of the Company’s major customers experience a significant downturn in its business, or fails to remain committed to the Company’s products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s business, results of operations and financial condition. Excluding Utilimaster (which the Company acquired on November 30, 2009), the Company has three customers that accounted for 37% of its total annual sales in 2009 - any negative change in the Company’s relationship with any one of them, or the orders placed by any one of them could significantly affect the Company’s revenues and profits.  Utilimaster has a relatively high customer concentration as well.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

Most chassis, fire truck, aerial ladder, ambulance, and specialty vehicle commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements.

In addition, Utilimaster generally does not purchase vehicle chassis for its inventory.  Utilimaster accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies on such chassis.  There are five primary sources for commercial chassis and Utilimaster has established relationships with all major chassis manufacturers.

Changes in our relationships with these suppliers, shortages, production delays or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture our products and secure sales.  If we cannot obtain an adequate supply of components or commercial chassis, this could result in a decrease in our sales and earnings.  See above for a related risk factor regarding the current economic crisis and its potential impact on our suppliers.

Changes to laws and regulations governing our business could have a material impact on our operations.

Our manufactured products and the industries in which we operate are subject to extensive federal and state regulations. Changes to any of these regulations or the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products and could have a material adverse effect on our results of operations.  Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations. In addition, a major product recall could have a material adverse effect on our results of operations.

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

Our operations are subject to a variety of federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Although we believe that we are currently in material compliance with applicable environmental regulations, our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures. For example, laws mandating greater fuel efficiency and the heightened emission standards that took effect in 2007 and 2010 have increased our research and development costs and the cost of components necessary for production. Additionally, such regulations could lead to the temporary unavailability of engines.

Our businesses are cyclical and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, fire trucks, aerial ladders, ambulances, specialty vehicles, delivery vehicles and other of our products include but are not limited to:

•	Interest rates and the availability of financing;
•	Commodity prices;
•	Unemployment trends;
•	International tensions and hostilities;
•	General economic conditions;
•	Federal, state and municipal budgets;
•	Strength of the U.S. dollar compared to foreign currencies;
•	Overall consumer confidence and the level of discretionary consumer spending;
•	Dealers’ and manufacturers’ inventory levels; and
•	Fuel availability and prices.

Economic, legal and other factors could impact our customers’ ability to pay accounts receivable balances due from them.

In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them.  These terms typically include a period of time between when the goods and services are tendered for delivery to the customer and when the customer needs to pay for these goods and services.  The amounts due under these payment terms are listed as accounts receivable on our balance sheet.  Prior to collection of these accounts receivable, our customers could encounter drops in sales, large legal settlements or other expenses, or other factors which could impact their ability to continue as a going concern and which could affect the collectability of these amounts.  Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as the Company has major customers with material accounts receivable balances at any given time.  See above for a related risk factor regarding the current economic crisis and its potential impact on our customers.

Global political conditions could have a negative effect on our business.

Concerns regarding acts of terrorism, the wars in Iraq and Afghanistan and subsequent events have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motor home markets), shipping and transportation and the availability of manufacturing components.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

Gasoline or diesel fuel is required for the operation of motor homes, fire trucks, ambulances, delivery vehicles and the specialty vehicles we manufacture. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motorhomes from time to time in the past and may continue to do so in the future.  This, in turn, has a material adverse effect on our sales volume.  Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

Our operating results may fluctuate significantly on a quarter-to-quarter basis.

The Company’s quarterly operating results depend on a variety of factors including, but not limited to, the timing and volume of additional military orders that are dependent on U.S. government contracts awarded to our customers.  Accordingly, the Company may be subject to significant and unanticipated quarter-to-quarter fluctuations.

Our stock price has been and may continue to be volatile, which may result in losses to our shareholders.

The market price of the Company’s common stock has been and may continue to be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, the ability to obtain additional U.S. government contracts or subcontracts, changes in congressional appropriations program funding levels, a failure to meet published estimates of or changes in earnings estimates by securities analysts, sales of common stock by existing holders, loss of key personnel, market conditions in our industries, shortages of key product inventory components and general economic conditions.

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

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Increases in raw materials used in our products could affect the cost of our supply materials and components, as the rising steel and aluminum prices have impacted the cost of certain of the Company’s manufacturing components. Although we attempt to mitigate the effect of any escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts or labor rates increase and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

Failure to maintain effective internal control in accordance with Section 404 of the Sarbanes-Oxley Act could have an adverse effect on our business and stock price.

Section 404 of the Sarbanes-Oxley Act requires us to evaluate annually the effectiveness of our internal control over financial reporting as of the end of each fiscal year and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2009. Section 404 also requires our independent registered public accounting firm to attest to, and report on, the adequacy of our internal control over financial reporting based on criteria and standards described in Item 9A of this annual report on Form 10-K. If we fail to maintain the adequacy of our internal control in accordance with those criteria and standards (as they may be modified, supplemented or amended from time to time), we cannot assure you that we will be able to conclude in the future that we have effective internal control over financial reporting in accordance with Section 404. If we fail to maintain a system of effective internal control, including implementing an effective internal control system at the recently acquired Utilimaster, it could have an adverse effect on our business and stock price. The effectiveness of our internal control over financial reporting as of December 31, 2009, excluding Utilimaster due to its recent acquisition, has been audited by BDO Seidman LLP, an independent registered public accounting firm, as stated in its attestation report.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to meet the Company’s business requirements for the foreseeable future.  In 2009, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan Brandon, South Dakota Brandon, South Dakota Lancaster, Pennsylvania Marion, South Carolina Wakarusa, Indiana	353,000 24,000 21,000 28,000 90,000 546,000	Owned Owned Leased Leased Owned Owned	Spartan Chassis EVTeam EVTeam EVTeam EVTeam Utilimaster
1,062,000

Warehousing
Charlotte, Michigan Mesquite, Texas Brandon, South Dakota Brandon, South Dakota Lancaster, Pennsylvania Marion, South Carolina Wakarusa, Indiana Wakarusa, Indiana	143,000 2,000 1,000 3,000 3,000 5,000 34,000 1,000	Owned Leased Owned Leased Leased Owned Owned Leased	Spartan Chassis Spartan Chassis EVTeam EVTeam EVTeam EVTeam Utilimaster Utilimaster
192,000

Research and Development
Charlotte, Michigan Wakarusa, Indiana	24,000 11,000	Owned Owned	Spartan Chassis Utilimaster
35,000

Service Area/Inspection
Charlotte, Michigan Brandon, South Dakota Marion, South Carolina Wakarusa, Indiana	57,000 7,000 3,000 12,000	Owned Leased Owned Leased	Spartan Chassis EVTeam EVTeam Utilimaster
79,000

Offices
Corporate Offices – Charlotte, MI Charlotte, Michigan Brandon, South Dakota Brandon, South Dakota Lancaster, Pennsylvania Marion, South Carolina Wakarusa, Indiana	7,000 126,000 7,000 3,000 3,000 8,000 40,000	Owned Owned Owned Leased Leased Owned Owned	Not Applicable Spartan Chassis EVTeam EVTeam EVTeam EVTeam Utilimaster
194,000

Total square footage	1,562,000

Item 3.	Legal Proceedings.

At December 31, 2009, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. The Company’s management does not currently expect the Company’s financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4.	Reserved.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

The Company’s common stock is traded on the NASDAQ Global Select Market under the symbol “SPAR.”

The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2009:
Fourth Quarter	$6.10	$4.69
Third Quarter	11.06	5.01
Second Quarter	11.75	3.85
First Quarter	5.84	1.31

Year Ended December 31, 2008:
Fourth Quarter	$5.44	$2.04
Third Quarter	7.54	3.12
Second Quarter	9.98	7.33
First Quarter	9.75	6.56

On February 16, 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.

On February 19, 2009, the Company’s Board of Directors declared a special dividend payment of $0.03 per outstanding share payable on May 15, 2009 to shareholders of record on April 15, 2009.  At this same meeting, the Company’s Board of Directors declared cash dividends of $0.05 per outstanding share to shareholders of record on April 15, 2009 and $0.05 per outstanding share to shareholders of record on November 16, 2009.

In 2008, the Company’s Board of Directors declared cash dividends of $0.05 per outstanding share on April 24, 2008 to shareholders of record on May 16, 2008 and $0.05 per outstanding share to shareholders of record on November 17, 2008.

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as the Company’s Board of Directors deems relevant.   The number of shareholders of record (excluding participants in security position listings) of the Company’s common stock on February 26, 2010 was 535.  See Item 12 below for information concerning the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its common stock during the fourth quarter of fiscal year 2009 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 1, 2009 to Oct. 31, 2009	--	--	--	1,000,000
Nov. 1, 2009 to Nov. 30, 2009	--	--	--	1,000,000
Dec. 1, 2009 to Dec. 31, 2009	--	--	--	1,000,000
Total	--	--	--	1,000,000

(1)

On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions. Repurchase of common stock is contingent upon market conditions.  If the Company was to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost the Company approximately $5.6 million based on the closing price of the Company’s stock on February 26, 2010. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2009 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

The per share data listed below is accounted for in accordance with the Accounting Standards Codification (“ASC”) 260, particularly in regards to a recent standard on proper treatment of participating securities. This new standard provides guidance in determining when the two-class method, as defined in the guidance, should be utilized in calculating earnings per share.

On May 23, 2007, the Company’s Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007.  On November 2, 2006, the Company’s Board of Directors announced a 3-for-2 stock split which was issued on December 15, 2006 to shareholders of record on November 15, 2006.  All information included in this table reflects the impact of both stock splits.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2009 (1)	2008 (2)	2007	2006	2005

Sales	$429,926	$844,390	$681,922	$445,378	$343,007
Cost of products sold	347,917	696,120	585,421	372,002	294,232
Gross profit	82,009	148,270	96,501	73,376	48,775
Operating expenses:
Research and development	17,704	19,461	15,868	12,622	9,431
Selling, general and administrative	45,660	60,097	41,383	31,360	26,693
Goodwill impairment	--	--	--	2,086	--
Operating income	18,645	68,712	39,250	27,308	12,651
Other income (expense), net	(586)	(1,383)	(1,023)	664	718
Earnings before taxes on income	18,059	67,329	38,227	27,972	13,369
Taxes on income	6,287	24,615	13,723	11,144	5,077
Net earnings	$11,772	$42,714	$24,504	$16,828	$8,292

Basic net earnings per share	$0.36	$1.31	$0.76	$0.56	$0.29

Diluted net earnings per share	$0.36	$1.30	$0.75	$0.55	$0.29

Cash dividends per common share	$0.13	$0.10	$0.13	$0.12	$0.11
Basic weighted average common
shares outstanding	32,729	32,582	32,113	30,081	28,316
Diluted weighted average common
shares outstanding	32,916	32,817	32,816	30,529	28,898
Balance Sheet Data:
Net working capital	$117,096	$118,679	$132,688	$96,082	$50,676
Total assets	293,277	261,140	318,664	190,648	123,208
Long-term debt, including current portion	46,350	27,195	63,218	25,739	1,370
Shareholders’ equity	180,520	170,643	129,218	103,180	72,602

(1)

Effective November 30, 2009, the Company acquired Utilimaster.  The information shown for 2009 includes the results of operations for Utilimaster for the month of December of 2009, and the balance sheet data reflects such acquisition and changes to the Company’s debt facilities made in connection with such acquisition.  As a result, the results of operations and the balance sheet data as of and for the year ended December 31, 2009, are not readily comparable with results of operations and balance sheet data for the dates or years prior to December 31, 2009.

(2)	In the fourth quarter of 2008, the Company charged $6 million to selling, general and administrative expense for costs related to a legal settlement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania (“Crimson Aerials”); Road Rescue, Inc., located in Marion, South Carolina (“Road Rescue”); and Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”).  Crimson, Crimson Aerials and Road Rescue make up the Company’s EVTeam. The Company’s brand names, Spartan™, Crimson Fire™, Road Rescue™, and UtilimasterTM are known for quality, value, service and innovation.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on the Company’s chassis. Crimson and Road Rescue engineer and manufacture emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products.  Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles and service parts and accessories (“SPA”).  The Company’s diversification across several sectors creates numerous opportunities while minimizing overall risk.  Additionally, the Company’s business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Consistent with the Company’s strategy to further diversify its business operations, the Company acquired Utilimaster on November 30, 2009, as more fully described in Note 2, Acquisition Activities, of the Notes to Consolidated Financial Statements.  Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.  The Company expects the acquisition of Utilimaster will further diversify its revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market; add fabrication and vehicle body expertise; benefit from Utilimaster’s strong brand, market share position, and solid customer base; and create opportunities to leverage future growth in the Company’s chassis business.

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles, vehicle components, and services that inspire customer loyalty. The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities, as well as equity capital, as sources of expansion capital.

The Company remains financially solid with a strong cash balance, moderate debt and an open line of credit.  The current macro economic environment will make 2010 challenging, for both sales and net earnings, although the Company is well positioned to take advantage of long-term opportunities as a result of:

•

The Company’s diversified business model.  The Company believes the major strength of its business model is market diversity and customization, with a growing foundation in emergency rescue as well as service and delivery vehicles.  The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle and the military markets.  The Company intends to continue to pursue additional areas that build on its core competencies in order to further diversify its business.

•

The Company’s ability to react swiftly when challenges arise, as demonstrated by its recent aggressive cost realignment.  The Company also is able to respond nimbly when opportunities arise, as demonstrated with its past ramp up on defense initiatives.

•

The addition of a newly created Chief Operating Officer (“COO”) position and a new Chief Financial Officer (“CFO”) in mid-2009.  The new COO is focusing on key strategic initiatives, including lean manufacturing, while the new CFO brings a strong background in economic value add financial management to drive improved fiscal discipline.

•

Increased SPA capabilities for all the Company’s markets, including the defense industry.  The Company continues to receive service part orders for units produced under various programs, including the Mine Resistant Ambush Protected (“MRAP”) program and the Iraqi Light Armored Vehicle (ILAV) program.

•

The realization of synergies in connection with the acquisition of Utilimaster on November 30, 2009, including the achievement of purchasing leverage for raw materials and other supplies and enhanced joint research and development efforts.

•	Development of a new significant product within the Utilimaster segment and continued research and development work on a new cab and chassis design to support a 2010 emissions compliant engine.

•

Market potential for increased sales from the EVTeam, and related chassis sales, due to increased demand in response to the engine emissions change in 2010 and the introduction of new products.  The expected increase is already being reflected in increased fire truck sales and backlog for the current quarter compared to the same quarter of 2008.

•

Continued demand in specialty vehicles and micro-niche markets.  The Company continues to produce specialized mine-resistant variants for the U.S. and other nations’ military on a smaller scale, such as the ILAV, Italian Cougar Explosive Ordinance Disposal, and Special Operations Command (“SOCOM”) Independent Suspension vehicles.

•

Strategic fabrication at Spartan Chassis.  The Company believes that it can improve operating margins and throughput, and reduce supply chain delays by implementing limited strategic fabrication activities at its Charlotte facilities.

•	Introduction of the Legend Series fire truck. In April 2009, the Company unveiled the “Legend”, which is an entry-level fire truck and the first in this new series in the Crimson Fire product line.

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire, Road Rescue, and Utilimaster.

The following section provides a narrative discussion about the Company’s financial condition and results of operations. The comments that follow should be read in conjunction with the Company’s Consolidated Financial Statements and related Notes thereto included elsewhere within this Report.

Results of Operations

The following table sets forth, for the periods indicated, the components of the Company’s consolidated statements of income, as a percentage of revenues:

	Year Ended December 31,
% of Sales	2009				2008			2007
	Spartan Chassis	EVTeam	Utili-master(1)	Consol- idated	Spartan Chassis	EVTeam	Consol- idated	Spartan Chassis	EVTeam	Consol- idated
Sales	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Cost of products sold	79.6	88.4	96.6	81.0	81.7	92.8	82.5	84.8	96.8	85.8
Gross profit	20.4	11.6	3.4	19.0	18.3	7.2	17.5	15.2	3.2	14.2
Operating expenses:
Research and development	4.3	2.3	2.6	4.1	2.2	2.4	2.3	2.2	2.9	2.3
Selling, general and administrative	8.0	9.7	8.1	10.6	5.7	7.6	7.1	4.5	7.8	6.1
Operating income (loss)	8.1	-0.4	-7.3	4.3	10.4	-2.8	8.1	8.5	-7.5	5.8
Other income/ (expense), net	--	-1.5	-0.9	-0.1	0.1	-1.4	-0.1	0.1	-1.5	-0.2
Earnings before taxes on income	8.1	-1.9	-8.2	4.2	10.5	-4.2	8.0	8.6	-9.0	5.6
Taxes on income	2.8	-0.7	-3.2	1.5	3.9	-1.7	2.9	2.9	-3.0	2.0
Net earnings (loss)	5.3	-1.2	-5.0	2.7	6.6	-2.5	5.1	5.7	-6.0	3.6
(1)	The Company acquired Utilimaster on November 30, 2009.

A key metric in measuring the Company’s success is the Company’s Return on Invested Capital (“ROIC”).  The Company defines ROIC as operating income, less taxes, divided by total shareholders’ equity.  ROIC for the year ended December 31, 2009 was 6.8%, a 19.0 percentage point decrease as compared to ROIC of 25.8% in 2008.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

For the year ended December 31, 2009, consolidated sales decreased significantly by $414.5 million (49.1%) to $429.9 million from $844.4 million in 2008.  The decrease was largely due to a $429.3 million (55.1%) decrease in the Spartan Chassis segment sales coupled with a $9.6 million (11.1%) increase in EVTeam segment sales and a $13.2 million sales increase from the November 30, 2009 acquisition of Utilimaster.  Intercompany sales from Spartan Chassis to the EVTeam increased $8.0 million (37.9%) over the prior year, as increased volumes of Spartan Chassis’ custom chassis were sold to EVTeam.  Intercompany sales are eliminated from consolidated sales totals.

At Spartan Chassis, the majority of its sales decrease was driven by the reduction in its specialty vehicle sales volume, which decreased by $432.2 million (94.7%) from $456.6 million to $24.4 million year-over-year.  This change was primarily due to the completion of orders shipped under the Mine Resistant Ambush Protected (“MRAP”) program in 2008.  This was a unique large defense contract that specifically affected sales levels beginning in 2007 and through 2008.  See Item 1A “Risk Factors” relating to government contracts for more details.  The majority of the sales increase for the EVTeam is a result of higher fire truck sales, which were up 22.7% over the prior year.  The higher fire truck sales driven by higher order intake at the end of 2008, was in part due to the 2010 engine emissions change.  There were no significant changes associated with pricing changes on the Company’s products.

Cost of products sold decreased as a percent of sales from 82.5% to 81.0% due primarily to sales mix.  Sales mix included higher service part sales during 2009 which have lower overhead and labor costs associated with them.  The EVTeam segment also experienced lower cost of products sold as a percent of sales as higher volume levels improved efficiencies and absorption of overhead.  These savings more than offset the additional $0.3 million from restructuring charges incurred during 2009.

Gross margin as a percent of sales increased to 19.0% for the year ended December 31, 2009 from 17.5% for the same time period in 2008 primarily due to higher volumes on the increased service part sales noted above.  The EVTeam  contributed to the increase in margins with increases to 11.6% from 7.2% the year previous, mainly due to increased volumes and product mix.

Operating expenses increased as a percentage of sales to 14.7% for the twelve month period ended December 31, 2009 compared to 9.4% for the same period of 2008.  This is primarily a result of the large drop in sales year-over-year.  As a percent of sales, operating expenses in 2008 were negatively impacted by a $6.0 million settlement.  Operating expense dollars decreased $16.2 million (20.4%), from $79.6 million to $63.4 million due primarily to the realignment of the Company’s cost structure (see Note 13, Restructuring, in the Notes to Consolidated Financial Statements) in addition to lower compensation expense for incentive plans in 2009.  The lower compensation expense for incentive plans is a result of the lower financial results year-over-year, combined with lower staffing levels as part of cost realignment activities.  These savings were partially offset by one-time 2009 charges of $0.7 million related to restructuring activities and $0.7 million related to acquisition activities (see Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements for further information).

The decrease in the Company’s income taxes to $6.3 million in 2009 from $24.6 million in 2008 is primarily due to decreased earnings before taxes in 2009 compared to 2008.  The effective tax rate was 34.8% in 2009 as compared to 36.6% in 2008.  The 2008 effective tax rate was negatively impacted by a non-deductible settlement.  See Note 7, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings decreased by $30.9 million ($0.94 per diluted share) to $11.8 million ($0.36 per diluted share) in 2009 from $42.7 million ($1.30 per diluted share) in 2008 as a result of the factors discussed above.

Total chassis orders received during 2009 decreased 7.7% compared to the same period in 2008. This reflects decreases in specialty vehicle chassis orders, which were down 86.7%, as military orders in 2009 were less than those placed in 2008.  The EVTeam experienced a decrease in orders received of 42.4% during 2009 compared to 2008, which was also due to the changes in industry regulations.  Motorhome chassis orders were lower by 29.7% compared to 2008 due to the poor economic conditions.  These decreases were partially offset by an increase in fire truck chassis orders of 46.9% in advance of the changes in certain industry regulations effective for January 2010, as customers place orders to lock into the remaining transitional engines.  In 2010, the Company expects a challenging year as reflected in the order volumes depicted above.

Year Ended December 31, 2008 compared to Year Ended December 31, 2007

For the year ended December 31, 2008, consolidated sales increased $162.5 million (23.8%) to $844.4 million, from $681.9 million for the same period in 2007.  The increase was due to a $163.8 million (26.6%) increase in Spartan Chassis sales coupled with a $2.3 million (2.7%) increase in EVTeam sales.  Intercompany sales from Spartan Chassis to the EVTeam increased $3.7 million (21.1%) over the prior year.  Intercompany sales are eliminated from the consolidated sales totals.

Other sales at Spartan Chassis drove the majority of its sales increase, with a $284.5 million (100.9%) increase over the prior year’s period.  Also contributing to the increase in consolidated sales was an increase in fire truck chassis sales of $5.4 million (4.7%).  These increases were partially offset by a decline in motorhome chassis sales of $126.1 million (58.0%).

The increase in other sales at Spartan Chassis was primarily due to an increase of specialty chassis of $210.0 million (85.2%) paired with an increase in service part sales of $74.5 million (209.9%).  The growth in specialty chassis was due to increases in military chassis volume primarily as a result of orders received under the MRAP program.  Production under this program began in the third quarter of 2007 and the backlog of orders received as of December 31, 2007 continued production through most of 2008.

Additionally, other sales were affected by an increase in volume of service part sales.  These sales correspond to increased military vehicles in the field, primarily as a result of the MRAP program mentioned above.  See Item 1A “Risk Factors” relating to government contracts for more details.  The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole.  The year-over-year backlog of motorhome orders decreased 79.7% as of December 31, 2008.

The majority of the sales increase for the EVTeam was a result of increased ambulance sales of $4.3 million, partially offset by a decrease in fire truck sales of $1.9 million.  Ambulance sales were up 20.7% over 2008, from $20.5 million to $24.7 million, which is largely due to higher order intake at the end of 2007.  Fire truck sales were down approximately 3.1% year-over-year due primarily to decreased sales volumes as result of lower orders received during the year.  Backlog for the EVTeam, at December 31, 2008, was up $31.0 million compared to December 31, 2007.  Increased backlog at the end of 2008 was in part due to the changes in industry safety regulations and the 2010 engine emissions change.

Gross margin as a percent of sales increased to 17.5% for the year ended December 31, 2008 from 14.2% for the same time period in 2007.  The increase was due primarily to sales mix mainly as a result of higher service parts sales during 2008, which provide a higher gross margin.  In addition, the Company was able to leverage fixed overhead costs to increased sales volumes, which resulted in higher margins. The EVTeam also contributed to the increase in margins resulting from price increases for ambulances, approximately 3% per unit, and improved production efficiencies for fire trucks, approximately 2% per unit.

Operating expenses increased as a percentage of sales to 9.4% for the twelve month period ended December 31, 2008 compared to 8.4% for the same period of 2007.  This was primarily a result of one-time charges, primarily legal expenses and settlement costs.  Costs of $6.0 million related to the reported settlement between Spartan Chassis and the Department of Justice.  See Item 3 “Legal Proceedings” of this Form 10-K for more details.  Operating expenses increased $22.3 million (39.0%) due to the settlement costs noted above in addition to higher compensation expense for incentive plans.  The higher compensation expense for incentive plans is a result of the improved results year-over-year combined with greater wages and benefits related to higher staffing levels to support the sales increase.

The increase in the Company’s income taxes from $13.7 million in 2007 to $24.6 million in 2008 was primarily due to increased earnings before taxes in 2008 when compared to 2007.  The effective tax rate was 36.6% in 2008 as compared to 35.9% in 2007.  The 2008 effective tax rate was negatively impacted by the increase in non-deductible charges primarily related to the legal settlement costs.  See Note 7, Taxes on Income, of the Notes to Consolidated Financial Statements for further information regarding income taxes.

Net earnings increased by $18.2 million ($0.56 per diluted share) to $42.7 million ($1.31 per diluted share) in 2008 from $24.5 million ($0.75 per diluted share) in 2007 as a result of the factors discussed above.

Total chassis orders received during 2008 decreased 33.5% compared to the same period in 2007. This reflects decreases in motorhome chassis orders (67.6%) that were down due to the poor economic conditions.  Specialty chassis orders were also down (33.2%) as military orders in 2008 were less than those placed in 2007.  These decreases were partially offset by an increase in fire truck orders (45.3%) in advance of the changes in certain industry regulations effective for January 2009.  The EVTeam experienced an increase in orders received of 66.9% during 2008 over 2007, also due to the changes in industry regulations.

The Company’s Segments

The Company is organized into three reportable segments, Spartan Chassis, the Emergency Vehicle Team (“EVTeam”), and Utilimaster, which was acquired on November 30, 2009. For certain financial information related to each segment, see Note 15, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Spartan Chassis

Income Statement Data – In Thousands	Year Ended December 31,
	2009			2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$350,056	100.0%	$779,351	100.0%	$615,510	100.0%
Cost of products sold	278,199	79.5	636,939	81.7	522,070	84.8
Restructuring charges	245	0.1	--		--	--
Gross profit	71,610	20.4	142,412	18.3	93,439	15.2

Operating expenses	42,992	12.3	61,249	7.9	41,090	6.7
Restructuring charges	135	0.0	--	--	--	--
Operating income	$28,484	8.1%	$81,163	10.4%	$52,349	8.5%

Sales decreased by $429.3 million (55.1%) from 2008 to 2009.  Other product sales drove the majority of the sales decrease, with a $401.8 million (70.9%) decrease from $566.6 million to $164.7 million, year-over-year.  The decrease in other product sales at Spartan Chassis was primarily due to a decrease of specialty vehicle volume sales of $432.2 million (94.7%), partially offset with an increase in service part sales of $30.3 million (27.5%).  The decrease in specialty vehicle sales was due to the completion of several large military orders in 2008, particularly under the MRAP program.  There were no changes in pricing of the Company’s products that had a significant impact on its financial statements when comparing year-over-year.

Also contributing to the decrease in Spartan Chassis sales was the motorhome product line with sales decreasing $55.5 million (60.9%), from $91.1million to $35.6 million year-over-year.  The decrease in motorhome chassis sales was due to lower order volume, as a result of weakened economic conditions impacting the motorhome market as a whole.  The year-over-year backlog of motorhome orders has increased 260.6% as of December 31, 2009.  Accordingly, 2010 production levels of motorhome chassis are expected to be higher than they were in 2009.  The 2009 sale decreases were partially offset by the increase in fire truck chassis sales of $28.1 million (23.1%).  The increase in fire truck sales was driven by the 2010 engine emission change.

Cost of products sold decreased as a percent of sales from 81.7% to 79.5% due primarily to sales mix.  Sales mix included higher service part sales in the period which have lower overhead and labor costs associated with it as portions of this cost is classified in operating expense.  These savings more than offset the additional $0.3 million from restructuring charges incurred during 2009.

Gross margins increased to 20.4% of sales in 2009 versus 18.3% for 2008.  The increase is primarily due to the increased service part sales noted above.  In addition, margins increased year-over-year due to a revision of the warranty estimate for military vehicles based on developed experience.

Operating expenses increased as a percentage of sales to 12.3% for the twelve-month period ended December 31, 2009 compared to 7.9% for the same period of 2008.  This is primarily a result of the large decrease in sales volumes as noted above.  Operating expenses decreased $18.1 million (29.6%) year-over-year due to a reduction in legal fees, settlement costs and compensation accruals for incentive plans.

Operating income decreased in 2009 to 8.1% of sales compared to 10.4% of sales in 2008, due primarily to higher levels of operating expense in proportion to sales levels as detailed above.

EVTeam

Income Statement Data – In Thousands	Year Ended December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$95,692	100.0%	$86,109	100.0%	$83,817	100.0%
Cost of products sold	84,531	88.3	79,875	92.8	81,167	96.8
Restructuring charges	25	0.1	--	--	--	--
Gross Profit	11,136	11.6	6,234	7.2	2,650	3.2
Operating expenses	11,378	11.9	8,653	10.0	8,978	10.7
Restructuring charges	145	0.1	--	--	--	--
Operating income (loss)	$(387)	(0.4)%	$(2,419)	(2.8)%	$(6,328)	(7.5)%

EVTeam's reported operating loss of $0.4 million was an improvement of $2.0 million compared to 2008. The 2009 improvement was driven by increased fire truck sales volume partially offset by lower ambulance sales volume.  The fire truck sales volume increase, year-over-year, was due in part to the 2010 engine emissions change likely driving up sales orders in advance of the new requirements. Sales for 2009 increased $9.6 million (11.1%) over 2008.  Of this increase, $4.5 million was driven by an increase in delivery volume as previously noted, $3.4 million by price increases, and $1.7 million by a change in product mix toward more expensive vehicles.  The backlog for the EVTeam at December 31, 2009 was $72.4 million, down 24.9% from $96.4 million at December 31, 2008, as it returns to more normalized levels following the emissions change effective for 2010.

Cost of products sold decreased as a percent of sales as absorption of overhead costs were more favorable at higher sales volume levels.  Cost of sales for 2009 increased by $4.7 million (5.9%) over 2008. Of this increase, $3.7 million was driven by an increase in delivery volume and $1.7 million by a change in product mix, offset by a $0.4 million reduction in material costs. The positive material variances were primarily as a result of the product mix and certain lower commodity costs than experienced in the prior year.  Accordingly, margins for the EVTeam improved year-over-year to 11.6% from 7.2%.

Operating expenses for 2009 increased by $2,9 million (33.2%) over 2008. This increase was largely a result of increased spending in support of revenue growth and the write-off of approximately $0.5 million receivable associated with the financial distress of a dealer.

Backlog for the EVTeam, at December 31, 2009, was down $24.0 million compared to December 31, 2008 and will impact production levels and sales in 2010.  Decreased backlog at the end of 2009 is in part due to municipalities hesitant to make purchase commitments in the current budget cycle.

The Company has experienced operating losses at its EVTeam over the past several years, but expects to bring this reporting unit to profitability in 2011 by: 1) strengthening the dealer distribution network, 2) streamlining the cost structure, 3) reducing carrying costs associated with inventory and accounts receivable, and 4) introducing new and innovative products.

Utilimaster

Income Statement Data – In Thousands	Year Ended December 31, *
	2009
	Amount	Percentage

Sales	$13,248	100.0%
Cost of products sold	12,796	96.6
Gross Profit	452	3.4

Operating expenses	1,426	10.7

Operating income (loss)	$(974)	(7.3%)

* Represents one month of activity due to acquisition of entity on November 30, 2009.

Sales for the month of December were unusually strong as a result of completing 708 units to meet customer year-end delivery requirements.  Utilimaster sales represented 3.1% of consolidated sales for the month.

Cost of sales as a percent of sales for the month were higher than normal levels, primarily driven by product mix and product content issues.  An additional significant driver of higher costs was a $0.5 million inventory related charge due to the Utilimaster acquisition.  The required adjustment of all assets and liabilities to fair value resulted in the step-up of work in process and finished goods inventory upon acquisition.  As this inventory was sold during the month of December, the step-up in value was charged to cost of products sold.

Operating expenses were higher compared to historical norms.  The higher level of spending was primarily driven by higher research and development costs associated with a large product in development.  Research and development expenses in 2010 are expected to range about $2.0 million to $3.0 million primarily related to the continued development of this product.

Fourth Quarter Results

The Company’s sales levels have varied historically from quarter to quarter. For a description of quarterly financial data, see Note 16, Quarterly Financial Data (Unaudited), of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

2009

Sales during the fourth quarter of 2009 were slightly lower than the prior quarters of 2009, after excluding the sales of Utilimaster, which was acquired on November 30, 2009.  Sales were lower primarily due to the decrease in service part sales within the other product grouping of the Spartan Chassis segment.  These declines were offset in part by increases in motorhome sales which continue to show an upward trend when comparing the previous four quarters.  In addition, fire truck chassis and bodies both showed upward trends during the course of the year.  The Company believes that the 2010 engine emissions change positively impacted the 2009 sales increases.

Gross profit was disproportionate in the fourth quarter of 2009, showing trend lines down compared to the previous 2009 quarters primarily due to sales mix.  There were lower volumes of specialty vehicle and service part sales in the latter half of the year.  In addition, there were depressed margins at Utilimaster due to the above described one-time valuation charge of $0.5 million incurred during December.  The EVTeam segment experienced gross profit volatility over the 2009 quarters, but ended the fourth quarter on average comparable to the prior four quarters.

In addition to the items detailed above, net earnings during the fourth quarter were negatively impacted by one-time pre-tax charges of $0.7 million related to the Company’s acquisition of Utilimaster, exclusive of the $0.5 million noted above.

2008

Sales during the fourth quarter of 2008 were lower than the prior quarters in 2008 due to the higher specialty chassis sales in the first three quarters of 2008, primarily as a result of military orders that were completed early in the fourth quarter.   Additionally, motorhome sales were down compared to prior quarters in this same year, due to the continued stress in the economic market.  These decreases in sales were partially offset by an increase in the service part sales due to increased support of the military units in the field.  The fire truck chassis and EVTeam sales remained fairly consistent over the quarters of 2008.

Gross profit was disproportionate in the fourth quarter of 2008 compared to the previous quarters primarily due to sales mix.  There were higher service parts sales during the quarter, which provide higher margins.  This is partially due to the fact that certain overhead related charges associated with service parts are classified as operating expenses.  The EVTeam also contributed to increased margins in the quarter resulting from price increases and improved production efficiencies, as detailed in the year-over-year analysis.

Net earnings during the fourth quarter were negatively impacted by the settlement costs related to the Department of Justice, in addition to the same variables noted above affecting sales and gross profit.  See Item 3 “Legal Proceedings” of this Form 10-K for more details on the settlement.

2007

Sales during the fourth quarter of 2007 were higher than the prior quarters of 2007, driven by an increase in other product sales.  The primary factors for the increase in other product sales are consistent with the explanation for the year-over-year increase detailed above.  Higher military chassis and service part sales drove this increase as a result of higher order volumes.

Gross profit and net earnings for the fourth quarter of 2007 were higher than the prior quarters of 2007, primarily due to the impact of the MRAP program ramp up.  Sales increased 59.6% in the fourth quarter compared to the third quarter of 2007, while gross profit increased 72.0% over the same time period.  As production under the MRAP program began in the third quarter of 2007, material and labor efficiencies were improved in the fourth quarter of 2007.  This occurred as the Company’s workforce became more familiar with the production of the product.  The reason net income grew more dramatically (219.5%) over the quarter compared to sales growth (59.6%) was twofold.  First, staff was added in the third quarter of 2007 ahead of the correlated sales increase to support the ramp up of the MRAP program.  Second, overhead operating costs do not increase at the same level that sales increase, as most base operating expenses are already in place, such as research and development and selling, general and administrative staff.

Financial Condition

Balance Sheet at December 31, 2009 compared to December 31, 2008

Accounts receivable decreased $29.6 million (38.9%) from $75.9 million at December 31, 2008 to $46.4 million at December 31, 2009, primarily as a result of a concerted effort to improve cash collections.  Accordingly, accounts receivable days outstanding improved from 62 days at December 31, 2008 to 40 days at December 31, 2009.  In addition, there were completed orders under the MRAP program as reflected in the decreased sales of $45.9 million in the fourth quarter of 2009, as noted above.  Sales in the fourth quarter of 2009 were 31.3% lower than in the fourth quarter of 2008 due to the other product sales decrease detailed above.  These decreased sales, along with concerted collection efforts, directly resulted in the decrease of accounts receivable at December 31, 2009 when compared to December 31, 2008.

Inventory levels increased $15.8 million from $86.7 million at December 31, 2008 to $102.4 million at December 31, 2009.  The increase is primarily due to the purchase of approximately $15.0 million of 2010 transitional engines. In addition, the acquisition of Utilimaster resulted in an additional $9.2 million of inventory at December 31, 2009, that was not present at December 31, 2008.  These increases were offset by concerted efforts to reduce inventory levels in tandem with lower sales volumes currently being experienced.

Deposit on engines was $5.5 million at December 31, 2008 related to the 2010 transitional engines.  These engines were included in inventory at of December 31, 2009, as detailed above, and thus the deposit balance was eliminated.

Property, plant and equipment, goodwill and intangible assets were increased year-over-year directly as a result of the Utilimaster acquisition.  See Note 2. Acquisition Activities in the Notes to Consolidated Financial Statements appearing in this Form 10-K for further information.

Accrued compensation and related taxes decreased $6.6 million, from $12.1 million to $5.5 million year-over-year due to lower compensation expense for incentive plans.  The lower compensation expense for incentive plans is a result of the lower financial results year-over-year, combined with lower staffing levels as part of cost realignment activities.

Other non-current liabilities increased to $4.2 million from $1.2 million year-over-year, due to the acquisition of Utilimaster which included tax reserves ($0.5 million) and a contingent earn-out liability related to the acquisition ($1.5 million).  In addition, there was an increase in the Company’s long term compensation liabilities in 2009 ($1.0 million) compared to 2008, related to a deferred compensation program.

Long-term debt increased by $18.6 million to $35.2 million at December 31, 2009 from $16.6 million at December 31, 2008, directly as a result of financing the acquisition of Utilimaster.  See Note 8, Debt and Note 2, Acquisition Activities in the Notes to Consolidated Financial Statements appearing in this Form 10-K for further information regarding debt.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows, are summarized in the following table:

Cash Flow Summary	Year Ended December 31,
	2009	2008	2007
Cash provided by (used in):
Operating activities	$38,123,626	$56,451,234	$(6,693,753)
Investing activities	(47,989,288)	(16,229,058)	(31,163,296)
Financing activities	14,599,752	(40,008,981)	37,550,024
Net increase (decrease) in cash and cash equivalents
	$4,734,090	$213,195	$(307,025)

During 2009, cash and cash equivalents increased by $4.7 million to a balance of $18.5 million as of December 31, 2009.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the year ended December 31, 2009, cash generated by operating activities, exclusive of acquisition activity, was $38.1 million primarily driven by a decrease in trade accounts receivable of approximately $37.4 million from $75.9 million to $46.4 million.    This amount and others, related to balance sheet accounts in this section, are exclusive of the assets acquired and liabilities assumed as of the November 30, 2009 acquisition date of Utilimaster.  Such amounts are included, on a net basis, in the “Acquisition of business, net of cash acquired” line in the Consolidated Statement of Cash Flow in Item 8 of this Form 10-K.

The decrease in trade accounts receivable reflected the decrease in sales toward the end of 2009 versus the end of 2008, primarily due to the completion of a large-scale defense vehicle contract in 2008 as well as lower service part sales during 2009’s fourth quarter.  Other assets decreased approximately $5.4 million as the balance was converted from deposits on engines into inventory, relating to 2010 transitional engines.  Inventory balances did not change materially as the increase due to the 2010 transitional engines was offset by initiatives to draw inventory levels down to those consistent with current sales volumes.  Accrued compensation decreased approximately $8.4 million in 2009 as cash was utilized to pay for compensation incentives under incentive plans for improved 2008 results over 2007.  See the “Financial Condition” section in Item 7 of this Form 10-K for further discussion regarding the accounts receivable, deposit on engines, accrued compensation and other balances at December 31, 2009 compared to December 31, 2008.  See the “Consolidated Statements of Cash Flows” contained in Item 8 of this Form 10-K for the other various factors that represented the remaining fluctuation of cash from operations between the years.

Cash used in investing activities of $48.0 million in 2009, increased by $31.8 million over 2008, reflecting the November 30, 2009 acquisition of Utilimaster for $42.3 million (see Note 2, Acquisition Activities), partially offset by lower capital expenditures of $10.5 million.  Capital expenditures in 2008 were elevated when compared to 2009 as there were investments in 2008 for the completion of a new office building. In 2010, the Company expects to incur capital expenditures in the range of $6.0 million to $8.0 million for new strategic initiatives, including the capitalization of assets related to a product in development, along with needed operational improvements or replacement of existing property, plant and equipment.  During 2007, facilities were added to support the ramp up of production of vehicles under the MRAP program and to support the increased level of military service parts sales.

Cash provided by financing activities increased significantly in 2009, reflecting the partial funding of the acquisition of Utilimaster, and offset by use of cash to pay dividends of $4.2 million.  During 2008, cash used by financing activities consisted of approximately $36.0 million in net debt payments, $3.3 million in cash dividends and $0.7 million related to stock transactions.

In 2009, the cash from operations and proceeds from debt issuances, combined, funded the Utilimaster acquisition of $42.3 million, the net investment in property, plant and equipment of $5.7 million, and the payment of dividends of approximately $4.2 million.

Working Capital	Year Ended December 31,
	2009	2008	2007

Current assets	$182,113,358	$191,463,826	$258,413,369
Current liabilities	65,022,790	72,784,484	125,725,108
Working capital
	$117,090,568	$118,679,342	$132,688,261

Working capital decreased more dramatically from 2007 to 2008 than from 2008 to 2009 primarily due to the 2008 ramp-down of production of vehicles under the MRAP program and the decreased level of military service part sales.  The decrease in working capital from 2008 to 2009 was nominal as the addition of Utilimaster resulted in additional working capital of approximately $10.3 million which was offset primarily by the reduction in accounts receivable balances.

Restructuring activities

During 2009, the Company underwent restructuring activities (see Note 13, Restructuring) to align expenses to coincide with current revenue expectations.  Actions of the Company allowed it to maintain gross margin levels despite the fall in sales volumes.  Cost reduction measures included workforce reductions, plant and operation consolidations and overall improved cost management. An increased focus on the balance sheet also drove working capital levels down, particularly in light of the addition of Utilimaster.  While restructuring charges are substantially complete, the Company is continuing efforts to improve cost management through initiatives that have or will be implemented.  The Company expects these combined activities could generate between $7.0 million and $9.0 million of annualized savings. The majority of these initiatives, all of which are not expected to involve material additional upfront costs, are expected to be completed by the second quarter of 2010.

Contingent Obligation

In connection with the acquisition of Utilimaster (see Note 2, Acquisition Activities, for further details), the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, the Company recorded the estimated fair value of the future consideration to be $1.5 million based upon the likelihood of the payments, discounted to the acquisition date.  The Company believes that it has sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, the Company entered into a three-year unsecured revolving credit facility under which it may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 8, Debt,for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of December 31, 2009, the Company had drawn $30.0 million on this line, carrying an interest rate of 2.5%.

Also on November 30, 2009, the Company amended and restated its private shelf agreement with Prudential Investment Management, Inc.  The Company had previously issued $10.0 million of its 4.93% Series A Senior Notes due November 30, 2010, which will now be governed by the amended and restated agreement.  Under this same private shelf agreement, the Company issued $5.0 million of its 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions.  The agreements prohibit the Company from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; and restricts substantial asset sales.  At December 31, 2009, the Company was in compliance with all debt covenants.

The Company has one secured mortgage note of which $1.0 million was outstanding at December 31, 2009.  The mortgage note carries a fixed rate of 3.00% payable in monthly installments (for principal and interest) of $6,933, with the balance due on July 1, 2010.  The mortgage note is secured by real estate and buildings and is expected to be paid off when it matures.

There were capital lease obligations outstanding of approximately $0.3 million as of December 31, 2009 due and payable over the next four years.

The Company paid and retired its $10.0 million unsecured term note with JP Morgan Chase Bank N.A. carrying an interest rate of 4.70% on its maturity date of November 30, 2009.

On November 30, 2009, the Company paid and retired its long term note with Charter One Bank of approximately $5.6 million and bearing interest at 4.99% in connection with its debt restructuring detailed above.

In October 2008, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank.  The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the facility.  As of November 30, 2009, the Company terminated this facility in connection with entering into a new syndicated facility detailed above.

An unused secured line of credit of $0.2 million was also terminated as of November 30, 2009.

On its maturity date of March 1, 2009, a mortgage note, carrying interest at 3% and collateralized by land, was paid in full and retired.

Equity Securities

On July 22, 2008, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions. The program expired July 23, 2009. The Company had repurchased approximately 0.1 million shares under that program as previously disclosed.

On July 21, 2009, the Board of Directors reauthorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is contingent upon market conditions.  As of December 31, 2009, no shares of common stock were repurchased under the new authorization. If the Company were to repurchase the full 1,000,000 shares of stock under the repurchase program, it would cost the Company approximately $5.6 million based on the closing price of the Company’s stock on February 26, 2010. The Company believes that it has sufficient resources to fund this potential stock buyback.

Dividends

On February 16, 2010, the Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.  In recognition of the Company’s financial strength and future prospects, the Board of Directors has continued to approve the payment of regular dividends to its shareholders.

On February 17, 2009, the Board of Directors approved a special dividend of $0.03 per common share to shareholders of record on April 15, 2009 in recognition of the Company’s 2008 financial performance.  At this same meeting, regular dividends of $0.10 per share payable in the amount of $0.05 per share on May 15, 2009 and $0.05 per share on December 16, 2009 to shareholders of record on April 15, 2009 and November 16, 2009, respectively, were declared.  The amount paid in 2009 was $4.2 million.

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

Contractual Obligations and Commercial Commitments

The Company’s future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.  The weighted average interest rate for long term debt as of December 31, 2009 was 4.59%.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$51,019	$12,703	$32,150	$620	$5,546
Capital leases	380	139	167	74
Operating leases	1,432	675	648	109	--
Contingent payments (2)	2,310	--	1,700	610
Purchase obligations	48,562	48,562	--	--	--

Total contractual obligations	$103,703	$62,079	$34,665	$1,413	$5,546

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2009.
(2)	Contingent payments are estimates associated with the Utilimaster acquisition that occurred in 2009, which assumes that various contingencies and market opportunities occur in 2010 and beyond.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies and estimates is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements. These policies were selected because they are broadly applicable within the Company’s operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

Revenue Recognition

The Company recognizes revenue in accordance with authoritative guidelines, including those of the SEC. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer.  In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer.  On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery.  All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

Accounts Receivable

The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally the Company’s assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, the Company may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Please see Note 1, General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements and Appendix A included in this Form 10-K for further details and historical view of the allowance for doubtful accounts balance.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with authoritative guidance on goodwill and other indefinite-lived intangibles assets, such assets are tested for impairment at least annually, and written down when and to the extent impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below the carrying value.

Management evaluates the recoverability of indefinite-lived assets by estimating the future cash flows of the reporting units to which the asset relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, management considers current and projected future levels of income based on management’s plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.  When the estimated fair value of a reporting unit is less than its carrying value, management measures and recognizes the amount of the indefinite-lived intangible asset impairment loss, if any.  Impairment losses, limited to the carrying value of indefinite-lived intangible assets, represent the excess of the carrying value of a reporting unit’s indefinite-lived intangible asset over the implied fair value of that indefinite-lived intangible asset.  The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

The entire goodwill of the EVTeam of $2.5 million at December 31, 2009, related solely to Crimson Fire, Inc., a reporting unit of that segment.  The estimated fair value of Crimson Fire, Inc. exceeded its associated book value by 54% as of October 1, 2009, the most recent annual assessment date. Please refer to Note 6, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements included in this Form 10-K for further details.

In conjunction with the recent acquisition of Utilimaster, the Company recorded $15.9 million of goodwill and $2.9 million of other indefinite-lived intangible asset for its trade name.  Authoritative guidance requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate and whether there has been any impairment of this intangible asset.  Due to the recent acquisition of Utilimaster, it is the Company’s assessment that there is no impairment associated with its goodwill and other indefinite-lived intangible asset at December 31, 2009.  Such assets will be evaluated for impairment at October 1, 2010, absent any unexpected events or circumstances that might indicate an earlier impairment.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.  Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Item 1A “Risk Factors” in this Annual Report on Form 10-K.

Warranties

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring the Company’s obligations under the warranty agreements.  Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  In 2009, there were adjustments to the warranty reserve relating to military vehicles, where the Company’s specific warranty experience data had been limited to specific data for commercial vehicles in previous years. Therefore, in the past year there was a change in estimate for warranty liability related to the military vehicles to more accurately reflect actual warranty claims made for these specific vehicles. The impact from the change in estimate during 2009 was a $1.4 million reduction in the liability.  See also Note 12, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements included in this Form 10-K, for further information regarding warranties.

New and Pending Accounting Policies

See Note 1 to the Consolidated Financial Statements included in Item 8 of this Form 10-K.

Effect of Inflation

Inflation affects the Company in two principal ways.  First, the Company’s revolving notes payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies.  Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products.   However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts.  Since order lead times can be as much as nine months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company’s ability to pass through cost increases in many cases.  The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At December 31, 2009, the Company had $45.0 million of debt outstanding under its variable rate short-term and long-term debt agreements.  An increase of 1% in interest rates would not have a material adverse effect on the Company’s financial position or results of operations.  The Company does not enter into market-risk-sensitive instruments for trading or other purposes.

The Company does not believe that there has been a material change in the nature or categories of the primary market risk exposures or the particular markets that present the primary risk of loss to the Company.  As of the date of this report, the Company does not know of or expect any material changes in the general nature of its primary market risk exposure in the near term.  In this discussion, “near term” means a period of one year following the date of the most recent balance sheet contained in this report.

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company’s control.  All information provided in response to this item consists of forward-looking statements.  Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Annual Report on Form 10-K for a discussion of the limitations on the Company’s responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009.  In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertain tax positions with the required adoption of new accounting guidance related to Accounting for Uncertainty in Income Taxes, effective January 1, 2007.  As also discussed in Note 1, the Company changed its method of accounting for business combinations with the required adoption of new accounting guidance related to Accounting for Business Combinations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2010 expressed an unqualified opinion thereon.  Our report on internal control over financial reporting refers to the fact that we excluded from the scope of our audit of internal control over financial reporting Utilimaster Corporation, which was acquired by the Company on November 30, 2009.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
March 15, 2010

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Utilimaster Corporation from its assessment of internal control over financial reporting as of December 31, 2009 because Utilimaster was acquired by the Company on November 30, 2009. We have also excluded Utilimaster from the scope of our audit of internal control over financial reporting. Utilimaster constituted 3.1% of consolidated revenue for the year ended December 31, 2009, and 22.8% of consolidated total assets as of December 31, 2009.

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2009 and 2008 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2009 and our report dated March 15, 2010 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

Grand Rapids, Michigan
March 15, 2010

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$18,475,152	$13,741,062
Accounts receivable, less allowance for doubtful accounts
of $932,000 in 2009 and $146,600 in 2008	46,377,237	75,935,246
Inventories	102,401,523	86,648,048
Deferred income tax assets	6,983,605	7,075,733
Income taxes receivable	4,212,140	--
Deposits on engines	--	5,457,078
Other current assets	3,663,701	2,606,659
Total current assets	182,113,358	191,463,826

Property, plant and equipment, net	80,228,206	66,785,515
Goodwill	18,404,278	2,457,028
Intangible assets, net	11,490,763	--
Deferred income tax assets	--	241,000
Other assets	1,040,704	192,964
TOTAL ASSETS	$293,277,309	$261,140,333

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,136,830	$21,775,970
Accrued warranty	6,691,686	8,352,239
Accrued customer rebates	1,323,691	1,497,673
Accrued compensation and related taxes	5,520,378	12,135,600
Accrued vacation	1,912,304	1,904,655
Deposits from customers	11,992,316	9,922,282
Other current liabilities and accrued expenses	6,299,762	4,584,312
Taxes on income	--	1,971,921
Current portion of long-term debt	11,145,823	10,639,832
Total current liabilities	65,022,790	72,784,484

Other non-current liabilities
	4,189,272	1,157,000
Long-term debt, less current portion
	35,203,765	16,555,616
Deferred income tax liabilities	8,341,339	--

Shareholders’ equity:
Preferred stock, no par value; 2,000,000 shares authorized (none issued)	--	--
Common stock, $0.01 par value; 40,000,000 shares authorized; 32,894,157 shares and 32,572,289 shares outstanding in 2009 and 2008, respectively	328,942	325,723
Additional paid in capital	67,099,466	64,606,608
Retained earnings	113,091,735	105,710,902
Total shareholders’ equity	180,520,143	170,643,233
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$293,277,309	$261,140,333

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007

Sales	$429,926,452	$844,390,226	$681,922,475
Cost of products sold	347,647,911	696,120,232	585,421,207
Restructuring charges	269,967	--	--
Gross profit	82,008,574	148,269,994	96,501,268

Operating expenses:
Research and development	17,703,745	19,460,546	15,868,348
Selling, general and administrative	44,947,159	60,097,686	41,382,741
Restructuring charges	713,001	--	--
Operating income	18,644,669	68,711,762	39,250,179

Other income (expense):
Interest expense	(1,338,635)	(2,061,767)	(1,747,754)
Interest and other income	753,048	679,229	724,852
Earnings before taxes on income	18,059,082	67,329,224	38,227,277

Taxes on income	6,287,000	24,615,000	13,723,000
Net earnings	$11,772,082	$42,714,224	$24,504,277

Basic net earnings per share	$0.36	$1.31	$0.76

Diluted net earnings per share	$0.36	$1.30	$0.75

Basic weighted average common shares outstanding	32,729,000	32,582,000	32,113,000

Diluted weighted average common shares outstanding	32,916,000	32,817,000	32,816,000

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009, 2008 and 2007

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total
Balance at December 31, 2006	31,667,009	$316,670	$54,233,016	$48,630,402	$103,180,088
Adjustment for adoption of new guidance in accounting for uncertainty in income taxes	--	--	--	(331,000)	(331,000)
Issuance of common stock and the tax impact of stock incentive plan transactions	756,899	7,569	7,175,318	--	7,182,887
Dividends declared ($0.13 per share)	--	--	--	(4,342,889)	(4,342,889)
Issuance of restricted stock, net of cancellation	228,771	2,288	(2,288)	--	--
Stock based compensation expense related to SARs and restricted stock	--	--	1,793,883	--	1,793,883
Purchase and constructive retirement of stock	(300,000)	(3,000)	(551,500)	(2,214,369)	(2,768,869)
Comprehensive income:
Net earnings	--	--	--	24,504,277	24,504,277
Total comprehensive income					24,504,277
Balance at December 31, 2007	32,352,679	323,527	62,648,29	66,246,421	129,218,377
Issuance of common stock and the tax impact of stock incentive plan transactions	71,955	719	(737,285)	--	(736,566)
Dividends declared ($0.10 per share)	--	--	--	(3,249,743)	(3,249,743)
Issuance of restricted stock, net of cancellation	147,655	1,477	(1,477)	--	--
Stock based compensation expense related to restricted Stock	--	--	2,696,941	--	2,696,941
Comprehensive income:
Net earnings	--	--	--	42,714,224	42,714,224
Total comprehensive income					42,714,224
Balance at December 31, 2008	32,572,289	325,723	64,606,608	105,710,902	170,643,233
Issuance of common stock and the tax impact of stock incentive plan transactions	188,399	1,884	442,606	--	444,490
Dividends declared ($0.13 per share)	--	--	--	(4,235,891)	(4,235,891)
Issuance of restricted stock, net of cancellation	274,207	2,742	(2,742)	--	--
Stock based compensation expense related to restricted stock	--	--	2,331,655	--	2,331,655
Purchase and constructive retirement of stock	(140,738)	(1,407)	(278,661)	(155,358)	(435,426)
Comprehensive income:
Net earnings	--	--	--	11,772,082	11,772,082
Total comprehensive income	--	--	--		11,772,082
Balance at December 31, 2009	32,894,157	$328,942	$67,099,466	$113,091,735	$180,520,143

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Net earnings	$11,772,082	$42,714,224	$24,504,277
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Depreciation and amortization	7,764,683	6,059,138	4,062,789
Loss on disposal of assets	442,248	57,620	86,425
Tax expense (benefit) related to stock incentive plan transactions	(139,949)	627,099	(3,556,165)
Deferred income tax expense (benefit)	2,529,241	383,099	(3,488,175)
Stock based compensation related to stock awards	2,331,655	2,696,941	1,793,883
Decrease (increase) in operating assets, net of acquired business:
Accounts receivable	37,359,367	56,971,313	(70,286,432)
Inventories	(895,523)	16,427,741	(38,902,595)
Income tax receivable	(2,792,597)	--	--
Other assets	5,438,398	(5,933,052)	11,012,831
Increase (decrease) in operating liabilities, net of acquired business:
Accounts payable	(8,840,911)	(68,993,542)	60,066,016
Accrued warranty	(3,204,651)	(2,471,293)	4,442,792
Accrued customer rebates	(173,982)	(465,092)	(1,507,852)
Accrued compensation and related taxes	(8,415,818)	1,705,044	2,718,135
Accrued vacation	7,649	146,301	274,965
Deposits from customers	2,070,034	4,382,458	(1,925,598)
Other current liabilities and accrued expenses	(4,473,116)	1,217,487	775,341
Taxes on income	(2,655,184)	925,748	3,235,610
Total adjustments	26,351,544	13,737,010	(31,198,030)

Net cash provided by (used in) operating activities	38,123,626	56,451,234	(6,693,753)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,814,491)	(16,290,066)	(31,182,496)
Proceeds from sale of property, plant and equipment	143,561	61,008	19,200
Acquisition of business, net of cash acquired	(42,318,358)	--	--
Net cash used in investing activities	(47,989,288)	(16,229,058)	(31,163,296)

Cash flows from financing activities:
Proceeds from long-term debt	45,000,000	203,500,000	168,800,000
Payments on long-term debt	(26,173,421)	(239,522,672)	(131,321,105)
Net proceeds (use of cash) from the exercise or vesting of stock incentive awards	304,541	(109,467)	3,626,722
Purchase and retirement of common stock	(435,426)	--	(2,768,869)
Cash retained (paid) related to tax impact of stock incentive plan transactions	139,949	(627,099)	3,556,165
Payment of dividends	(4,235,891)	(3,249,743)	(4,342,889)
Net cash provided by (used in) financing activities	14,599,752	(40,008,981)	37,550,024
Net increase (decrease) in cash and cash equivalents	4,734,090	213,195	(307,025)
Cash and cash equivalents at beginning of year	13,741,062	13,527,867	13,834,892
Cash and cash equivalents at end of year
	$18,475,152	$13,741,062	$13,527,867

Supplemental disclosures: Cash paid for interest was $1,300,000, $2,421,000 and $1,463,000 for 2009, 2008, and 2007, respectively. Cash paid for income taxes was $9,284,000, $23,377,000 and $13,502,000 for 2009, 2008 and 2007, respectively.

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”) is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. The Company’s principal chassis markets are fire trucks, motorhomes and specialty vehicles. The Company also has various subsidiaries that are manufacturers of bodies for various markets including fire trucks, ambulances, and delivery vehicles.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its five wholly owned operating subsidiaries: Spartan Chassis, Inc., Crimson Fire, Inc., Crimson Fire Aerials, Inc., Road Rescue, Inc., and Utilimaster Corporation (which was acquired on November 30, 2009).  All intercompany transactions have been eliminated.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification (“ASC”) 605. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer.  In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer.  On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery.  All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. Rebates for certain product sales, which are known and accrued at time of sale, are reflected as a reduction of revenue.  Service revenue is immaterial at less than one percent of total sales.  The collectability of any related receivable is reasonably assured before revenue is recognized.

Shipping and Handling of Products. Costs incurred, related to the shipment and handling of products, are classified in cost of products sold. Amounts billed to customers for shipping and handling of products are included in sales.

Cash and Cash Equivalents include cash on hand, cash on deposit, treasuries and money market funds. The Company considers all investments purchased with an original maturity of three months or less to be cash equivalents. Cash that will be required for operations within 90 days or less will be invested in money market funds or treasuries.

Accounts Receivable. The Company’s receivables are subject to credit risk, and the Company does not typically require collateral on its accounts receivable.  The Company performs periodic credit evaluations of its customers’ financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 to 60 days and allowances are maintained for potential credit losses. Historically, such losses have consistently been within management’s expectations.  Past due accounts are written off when collectability is determined to be no longer assured.

Inventories are stated at the lower of first-in, first-out cost or market. Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives.  If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes.  Included in property, plant and equipment are capital leases beginning in 2009 as there were none in prior years.  Cost includes an amount of interest associated with significant capital projects.  Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.  Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized.  The Company periodically reviews all other long-lived assets that have finite lives, including finite-lived intangible assets, and that are not held for sale for impairment by comparing the carrying value of the assets to their estimated future undiscounted cash flows.

Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is allocated to the reporting unit from which it was created. The Company is required to test goodwill for impairment, at the reporting unit level, annually.  A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded.

Other intangible assets with definite lives are amortized over their estimated useful lives.  The Company annually reviews indefinite lived intangible assets for impairment by comparing the carrying value of those assets to their fair value.

The Company performs its annual goodwill impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires a comparison the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value.  If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is then required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.  See Note 6, Goodwill and Intangible Assets, for further details.

Warranties. The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 12, Commitments and Contingent Liabilities, for further information regarding warranties.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Research and Development. The Company’s research and development costs, which consist of compensation costs, travel and entertainment, administrative expenses and new product development among other items, are expensed as incurred.

Taxes on Income.  The Company accounts for income taxes in accordance with ASC 740,  which requires that deferred income tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets be reduced by a valuation allowance if, it is more likely than not, some portion or all of the deferred income tax assets will not be realized.

The Company evaluates the likelihood of realizing its deferred income tax assets by assessing its valuation allowance and by adjusting the amount of such allowance, if necessary.  The factors used to assess the likelihood of realization are the Company’s forecast of future taxable income, the projected reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred income tax assets.

As disclosed in Note 7, Taxes on Income, the Company adopted new guidance related to accounting for uncertainty in income taxes, effective January 1, 2007.  The Company has elected to retain its existing accounting policy with respect to the treatment of interest and penalties attributable to income taxes, and continues to reflect any change for such, to the extent it arises, as a component of its income tax provision or benefit.

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period.  Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of the Company’s SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings outstanding divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of the Company’s stock options outstanding during the period. There is new guidance relating to determining whether instruments granted in share-based payment transactions are participating securities, which was adopted effective January 1, 2009.  The new guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  The Company’s unvested restricted stock is considered a participating security and thus is fully included in the both earnings per share computations.  See Note 14, Earnings Per Share, for further details.

The effect of dilutive stock options were 187,000, 235,000 and 703,000 shares in 2009, 2008 and 2007, respectively.  For 2009 and 2008, 41,000 and 33,000 shares, respectively, related to stock incentive plans were not included in diluted weighted average common shares outstanding because their inclusion would be antidilutive.  There were no antidilutive stock options in 2007.

Stock Incentive Plans. Share-Based Payment compensation costs for equity-based awards is measured on the grant date based on the fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option awards is estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant. The Company’s incentive stock plans are described in more detail in Note 11, Stock Based Compensation.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Stock Split. On May 23, 2007, the Company’s Board of Directors announced a 3-for-2 stock split which was issued on June 28, 2007 to shareholders of record on June 14, 2007.  Earnings per share and all share data have been restated in all prior periods, to reflect this stock split.

Fair Value. The Company is required to disclose the fair value of its financial instruments.  The carrying value at December 31, 2009 and 2008 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature.  The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications.  Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

New Accounting Standards

In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  This issuance established the FASB Accounting Standard Codification™ (“Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States (“U.S. GAAP”).  All guidance contained in the Codification carries an equal level of authority.  The Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.  All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative.  The Codification is effective for interim or annual periods ending after September 15, 2009.  Appropriate changes to U.S. GAAP references have been made in the financial statements.

In September 2006, the FASB issued a new standard regarding “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The Company has evaluated its assets and liabilities for material impact.  This standard clarifies the definition of fair value, establishes a framework for measuring fair value and expands the disclosures on fair value measurements.  Through December 31, 2009, the standard had no effect on the Company’s consolidated results of operations or financial position with respect to its financial assets and liabilities.  Effective January 1, 2009, the Company applied the fair value measurement and disclosure provisions to its nonfinancial assets and liabilities measured on a nonrecurring basis.  This new standard had an impact during the acquisition of Utilimaster whereby its assets and liabilities were recorded at their respective fair market values at November 30, 2009.  Accordingly, the Company incurred $0.5 million in cost of sales during December 2009 for the sale of stepped-up inventory.  See Note 2, Acquisition Activities, for further detail.  Exclusive of the acquisition, this standard had no effect on its consolidated results of operations or financial position through December 31, 2009 and is also not expected to have a material impact on the Company’s future consolidated results of operations or financial position.

In December 2007, the FASB issued a new standard regarding “Business Combinations”, to further enhance the accounting and financial reporting related to business combinations.  This standard establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase,

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES (Continued)

and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company applied this new standard related to its November 30, 2009 acquisition of Utilimaster (see Note 2, Acquisition Activities). The primary impact of this new guidance on the Utilimaster acquisition was the expensing of approximately $665,000 of acquisition-related costs that would have been previously capitalized and the recording of approximately $1.5 million for a contingent earn-out liability.

In June 2008, the FASB issued new guidance regarding “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”  This guidance provides that unvested share-based payment awards, which contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and are required to be included in the computation of earnings per share pursuant to the two-class method described in the standard.  The two-class method of computing earnings per share includes an earnings allocation formula that determines earnings per share for common stock and any participating securities.  The new guidance was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years.  All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of this guidance.  Adoption of this guidance reduced both basic and diluted earnings per share by $.02 for the year ended December 31, 2008.  The adoption reduced basic earnings per share by $0.01 for the year ended December 31, 2007.

In May 2009, the FASB issued a new standard regarding “Subsequent Events,” which established general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  The standard is effective for interim or annual financial periods ending after June 15, 2009.  The adoption of this standard did not have any impact on the Company’s results of operations or financial position through December 31, 2009.

NOTE 2 – ACQUISITION ACTIVITIES

On November 30, 2009, the Company completed the acquisition of Utilimaster Holdings, Inc. (“Holdings”).  Pursuant to the November 18, 2009 Agreement and Plan of Merger (the “Merger Agreement”), SMI Sub, Inc., a direct wholly-owned subsidiary of the Company, merged with and into Holdings (the “Merger”).  As a result of the closing of the Merger, the Company became the sole shareholder of Holdings, the surviving corporation in the Merger and the owner of 100% of the capital stock of Utilimaster Corporation, a Delaware corporation (“Utilimaster”).

The Company expects the acquisition of Utilimaster will further diversify its revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market, add fabrication and vehicle body expertise, benefit from Utilimaster’s strong brand, market share position, and solid customer base, and create opportunities to leverage future growth in the Company’s chassis business.

Included in the Company’s results since the November 30, 2009 acquisition are net sales of $13.2 million and loss from operations of $0.7 million from Utilimaster. Included in the results from Utilimaster was a one-time charge to cost of products sold of $0.5 million related to the fair value step-up of inventories acquired from Holdings and sold in December 2009.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITION ACTIVITIES (Continued)

Pro forma Results of Operation (Unaudited)

The following table provides pro forma net sales and results of operations for the years ended December 31, 2009 and December 31, 2008, as if Utilimaster had been acquired on January 1 of each year. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Utilimaster resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at December 31, 2009. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Utilimaster. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations (Unaudited) In thousands, except per share amounts	2009	2008

Net sales	$527,259	$1,029,918

Net earnings	$11,186	$46,780

Diluted net earnings per share	$0.34	$1.43

Purchase Price Allocation

The cash consideration paid by the Company at closing totaled approximately $42.3 million, net of cash acquired of $0.7 million.  The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment, as described in the Merger Agreement.  Pursuant to the Merger Agreement, the shareholders of Holdings may receive additional consideration through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million.  Of this amount, $1.5 million has been recorded for expected discounted contingent consideration.  Accordingly the estimated total purchase price for the acquisition of Utilimaster was $44.5 million.

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets included a trade-name, acquired project in development, customer relationships, backlog and certain non-compete agreements.  The excess of the purchase prices over the estimated fair values of the net tangible and intangible assets acquired of $15.9 million was recorded as goodwill. The Company has recorded an estimate for contingent consideration related to performance based earn-out payments per the Merger Agreement, valued in accordance with accounting guidance for business combinations and fair value measurements at approximately $1.5 million.

The purchase price was allocated to assets acquired and liabilities assumed as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITION ACTIVITIES (Continued)

In 000s
Accounts receivable	$7,801
Inventory	14,858
Other current assets	4,971
Property, plant and equipment	15,849
Intangible assets	11,620
Goodwill	15,947
Total assets acquired	71,046

Accounts payable	7,202
Current liabilities	8,894
Other long-term liabilities	2,241
Deferred income taxes	8,211
Total liabilities assumed	26,548

Total purchase price	$44,498

Contingent Consideration

Pursuant to the Merger Agreement, the prior shareholders of Holdings may receive additional consideration through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. The Merger Agreement specifies three separate categories of potential payouts, including: 1) a single payment contingent upon the sale and delivery on or before a specified date of a new product that was in development at the time of the acquisition ("New Product"), 2) a single payment contingent upon the sale and delivery of a specified number of the New Product on or before a specified date, and 3) annual payments for each calendar year 2010 through and including 2014 as a percentage of and contingent upon revenues for that calendar year exceeding predetermined thresholds.  In accordance with accounting guidance for business combinations, the Company recorded the value of the future consideration based upon its best estimate of the likelihood of the payments, discounted to present using a discount rate of 15%.  Changes in this estimate, including changes in its present value, will be reflected as adjustments to operating income in the period of such change.

Goodwill Assigned

The acquisition resulted in the recognition of $15.9 million of goodwill, which is not deductible for tax purposes. See Note 6, Goodwill and Intangible Assets, for further information on goodwill.

Goodwill largely consists of expected synergies resulting from the acquisition and the estimated value of the workforce employed. Key areas of expected cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance.  The Company also anticipates that the transaction will produce significant growth synergies through the application of each company’s innovative technologies and through the combined businesses’ broader product portfolio in key industry segments.

Financing for the Utilimaster Acquisition

Financing for the acquisition of Utilimaster included cash of approximately $22.9 million, net of cash received, and debt financing of $19.4 million (see Note 8, Debt), for a total amount of consideration paid, net of cash acquired, of approximately $42.3 million.  Contingent consideration recorded at $1.5 million will be paid as it becomes due.

Utilimaster Acquisition Related Expenses

During the fourth quarter of 2009, pretax charges totaling approximately $0.7 million were recorded for legal

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITION ACTIVITIES (Continued)

expenses and other transaction and integration costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the 2009 business segment table in Note 15, Business Segments.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2009	2008

Finished goods	$16,961,240	$12,461,708
Work in process	14,628,414	17,494,759
Raw materials and purchased components	73,732,131	59,264,961
Obsolescence and slow-moving reserves	(2,920,262)	(2,573,380)

TOTAL INVENTORY	$102,401,523	$86,648,048

Included in the “Raw materials and purchased components” line item above are transitional engines in preparation for the 2010 engine emissions change.  In addition, this line item includes engines that were purchased from vendors who had notified the Company that the respective models would no longer be available.  These combined engines amounted to approximately $22.4 million at December 31, 2009.  There were no corresponding amounts at December 31, 2008.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $12.8 million and $7.3 million at December 31, 2009 and 2008, respectively.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2009	2008

Land and improvements	$6,811,659	$3,955,189
Buildings and improvements	70,551,033	60,810,957
Plant machinery and equipment	24,956,260	19,035,893
Furniture and fixtures	14,599,559	13,617,620
Vehicles	3,155,812	2,980,769
Construction in process	558,332	--

SUBTOTAL	120,632,655	100,400,428
Less accumulated depreciation	(40,404,449)	(33,614,913)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$80,228,206	$66,785,515

During 2009, the Company engaged in certain restructuring activities, see Note 13, Restructuring, which included the consolidation of plant facilities.  As a result of this activity, a building having a net book value of $429,000 was

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT (continued)

considered impaired and the related loss was recognized.  This loss was reported on the restructuring charges line, within the operating expense section, of the Consolidated Statements of Income.  As this property did not belong to a named segment, the Company’s “Other” category recognized this loss during the third quarter of 2009.

Interest capitalized during 2008 related to construction and renovation of manufacturing facilities amounted to approximately $190,000.  There were no capitalized interest costs in 2009 as the construction and renovation project had completed during 2008.

NOTE 5 - LEASES

The Company leases certain office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2009, 2008 and 2007 was $1,072,000, $1,033,000, and $1,124,000, respectively. Future minimum operating lease commitments under non-cancelable leases are as follows: $675,000 in 2010, $412,000 in 2011, $236,000 in 2012, $97,000 in 2013 and $12,000 in 2014.

The Company leases certain office equipment, computer hardware and material handling equipment under capital lease agreements.  Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $321,316 and $10,470 at December 31, 2009.  Future minimum capital lease commitments under non-cancelable leases are as follows: $112,000 in 2010, $97,000 in 2011, $41,000 in 2012, $45,000 in 2013 and $20,000 in 2014.

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The goodwill at the Company’s Crimson Fire, Inc. subsidiary, a reporting unit which is included in the Company’s EVTeam reportable segment, was evaluated as of October 1, 2009, its current annual goodwill impairment assessment date, using a discounted cash flow valuation.  The estimated fair value of Crimson Fire, Inc. exceeded its book value by approximately 54% and therefore there was no impairment.

The Company acquired Utilimaster on November 30, 2009.  See Note 2, Acquisition Activities, for further details related to this acquisition.  The difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the recent acquisition of Utilimaster, it is the Company’s assessment that the goodwill at Utilimaster is not impaired.  The goodwill at Utilimaster will be evaluated at the next annual assessment date of October 1, 2010, unless there is a triggering event that would necessitate an earlier evaluation.

	Goodwill by Segment
	EVTeam	Utilimaster	Total
Balance as of December 31, 2007	$2,457,028	$--	$2,457,028

Balance as of December 31, 2008	$2,457,028	$--	$2,457,028
Acquisition of Utilimaster	--	15,947,250	15,947,250
Balance as of December 31, 2009	$2,457,028	$15,947,250	$18,404,278

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS (Continued)

In conjunction with the 2009 acquisition of Utilimaster, the Company acquired other intangible assets.  Prior to this acquisition, the only other recorded intangible was the goodwill related to the Crimson Fire, Inc. reportable unit.  Accordingly, the Company had $129,237 of intangible asset amortization expense during 2009 and none in 2008 or 2007.  The amortizable intangible assets are being amortized over their remaining lives consistent with the pattern of economic benefits estimated to be received.  The acquired product development project intangible will be amortized on a similar basis once it has been completed, which is estimated to be in late 2011.   The non-compete agreement intangible asset is being amortized on a straight-line basis, while the other intangible assets, except for the trade name which has an indefinite life, are being amortized based on the pattern of estimated after-tax operating income generated.  The following table provides information regarding the Company’s other intangible assets:

		As of December 31, 2009
	Weighted-average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

National account customer relationships	20	$5,480,000	$29,717	$5,450,283
Acquired product development project	20	1,860,000	--	1,860,000
Other customer relationships	6	690,000	13,964	676,036
Non-compete agreements	6	400,000	5,556	394,444
Backlog	Less than 1	320,000	80,000	240,000
Trade name	indefinite	2,870,000	--	2,870,000

Total

		$11,620,000	$129,237	$11,490,763

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2010	$544,226
2011	519,389
2012	711,236
2013	778,190
2014	758,055
Thereafter	5,309,667
$8,620,763

Income tax expense is summarized as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - TAXES ON INCOME

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$3,678,740	$22,814,971	$15,789,588
State	79,019	1,416,930	1,421,587
Total current	3,757,759	24,231,901	17,211,175
Deferred (credit):
Federal	2,314,856	337,690	(3,116,866)
State	214,385	45,409	(371,309)
Total deferred	2,529,241	383,099	(3,488,175)

TOTAL TAXES ON INCOME
	$6,287,000	$24,615,000	$13,723,000

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 11, Stock Based Compensation. These adjustments were a reduction of $139,949 in 2009, an addition of $627,099 in 2008 and a reduction of  $3,556,165 in 2007.  The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings before taxes on income and the actual tax expense, are as follows:

	Year Ended December 31,
	2009		2008		2007
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$6,320,678	35.00%	$23,565,228	35.00%	$13,379,547	35.00%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses - settlement	--	--	2,100,000	3.12	--	--
Nondeductible expenses - other	317,000	1.76	115,000	0.17	418,000	1.09
State tax expense, net of federal income tax benefit	269,000	1.49	1,019,000	1.51	924,000	2.42
Adjustment of valuation allowance on state net operating losses and ITC carryforwards, net of federal income tax benefit	--	--	68,000	0.10	(99,000)	(0.26)
Section 199 production deduction	(239,000)	(1.32)	(1,540,000)	(2.29)	(791,000)	(2.07)
Federal research and development tax credit	(203,000)	(1.12)	(534,000)	(0.79)	--	--
Other	(177,678)	(1.00)	(178,228)	(0.26)	(108,547)	(0.28)
TOTAL	$6,287,000	34.81%	$24,615,000	36.56%	$13,723,000	35.90%

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - TAXES ON INCOME (Continued)

	December 31,
	2009	2008
Current asset (liability):
Additional capitalized inventory costs	$715,000	$555,000
Vacation accrual	622,000	721,000
Bonus accrual	319,000	1,262,000
Warranty reserve	2,508,000	3,253,000
Inventory allowance	1,163,000	945,000
Allowance for doubtful accounts	318,000	57,000
Prepaid insurance	(201,000)	(5,000)
Deferred revenue	351,000	--
Vendor compensation	255,000	--
State tax net operating loss carryforward, net of federal income tax benefit	476,000	446,000
Valuation allowance for state tax net operating loss carryforward	(476,000)	(446,000)
State tax credit carryforward, net of federal income tax benefit	3,125,000	44,000
Valuation allowance for state tax credit carryforward	(3,125,000)	(44,000)
Federal tax benefit related to state tax reserves	447,000	399,000
Other	486,605	(111,267)
Net current deferred tax asset	$6,983,605	$7,075,733

Noncurrent asset (liability)
Depreciation	$(6,723,000)	$(1,904,000)
Goodwill	(3,809,000)	(332,000)
Other	2,190,661	1,989,000
Net noncurrent deferred tax asset (liability)	$(8,341,339)	$241,000

At December 31, 2009 and 2008, the Company had state deferred tax assets, related to state tax net operating loss carry-forwards, of approximately $733,000 and $687,000, respectively, which begin expiring in 2017.  Also, as of December 31, 2009, the Company had state deferred tax assets, related to state tax credit carry-forwards, of approximately $4,808,000, which begin expiring in 2023.  The Company has full valuation allowances against these deferred tax assets, which are reflected in the above table net of Federal income taxes, and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable in the particular states.  See Note 2, Acquisition Activities, for further information regarding the change in deferred tax liabilities resulting from the acquisition of Utilimaster on November 30, 2009.

The Company adopted new accounting guidance relating to accounting for uncertainty in income taxes, effective January 1, 2007.  Accordingly, the Company identified unrecognized tax benefits (“UTB”) of $723,000 as of January 1, 2007.  Computed interest and penalties on UTB amounted to $238,000, for a total related liability of $961,000 at date of adoption.

In accordance with the adoption of the new guidance, the Company recorded a decrease to its beginning balance of retained earnings in the amount of $331,000 with the remaining $630,000 being reclassified from current accrued taxes on income to other non-current liabilities.  The change in interest and penalties, which are included in the total related liability, amounted to a decrease of $90,000 in 2008 and an increase of $190,000 in 2009.  The change in UTB, excluding interest and penalties, is as follows for 2009 and 2008:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 - TAXES ON INCOME (Continued)

	2009	2008	2007

Balance at January 1,	$884,000	$662,000	$723,000
Increase related to prior year tax positions	304,000	104,000	(43,000)
Increase related to Utilimaster purchase	279,000	--	--
Increase (decrease) related to current year tax positions	(3,000)	118,000	42,000
Settlements	(319,000)	--	(60,000)
Balance at December 31,	$1,145,000	$884,000	$662,000

Included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2009 is the ending UTB balance of $1,145,000, as well as $463,000 of interest and penalties, for a total of $1,608,000.  The total UTB of $1,145,000 would affect the effective tax rate if recognized in future periods.  The total amount of UTB could increase or decrease within the next twelve months for a number of reasons including the expiration of statute of limitations, audit settlements, tax examination activities and the recognition and measurement considerations under the new guidance.  The Company does not believe that the total amount of UTB will materially increase or decrease over the next twelve months.  The Company was last audited by the Internal Revenue Service in 2002 and settled all issues for the years 1998 through 2000.  The Company also files tax returns in a number of states and those jurisdictions remain subject to examination in accordance with relevant state statutes.

On July 12, 2007, Michigan enacted a new business tax (Michigan Business Tax), which is a combined income tax and modified gross receipts tax.  This tax replaces the Single Business Tax, which is similar to a value added tax and thus was not included in income tax expense by the Company.  The new Michigan Business Tax, which was effective January 1, 2008 and applies to all business activity after December 31, 2007, is largely based on income and thus will be treated as an income tax by the Company.  In accordance with authoritative guidance on accounting for income taxes, deferred income tax assets and liabilities are required to be adjusted for the effect of a change in tax laws or rates with the effect included in income for the period that includes the enactment date.  The Company has evaluated this change on its deferred income tax accounts and determined the impact to be immaterial.

NOTE 8- DEBT

Long-term debt consists of the following:

	December 31, 2009	December 31, 2008
Line of credit revolver with JP Morgan Chase Bank: (1) (2) Principal due November 30, 2012 with interest payment of $64,583 at 2.50%. Unsecured debt.	$30,000,000	--
Note payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments at 4.93%. Unsecured debt.	10,000,000	$10,000,000
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68,250 at 5.46%. Unsecured debt.	5,000,000	--
Mortgage notes payable to Brandon Revolving Loan Foundation:
Due July 1, 2010 with monthly installments of $6,933 including interest at 3%. Collateralized by building.	1,033,394	1,084,751
Due and paid on March 1, 2009. Collateralized by land.	--	121,808

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8- DEBT (Continued)

	December 31, 2009	December 31, 2008

Note payable to Charter One Bank: Due October 1, 2011 with monthly installments of $38,889 excluding interest at 4.99%. Unsecured debt. (3)	--	5,988,889
Note payable to JP Morgan Chase Bank: Principal due and paid on November 30, 2009 with quarterly interest only payments at 4.70%. Unsecured debt.	--	10,000,000
Capital lease obligations (4)	316,194	--
Total debt	46,349,588	27,195,448
Less current portion of long-term debt	(11,145,823)	(10,639,832)
Total long-term debt	$35,203,765	$16,555,616

The long-term debt due is as follows: $11,145,823 in 2010; $97,371 in 2011; $30,041,290 in 2012; $45,100 in 2013; $20,004 in 2014 and $5,000,000 thereafter.

(1)

The Company’s primary line of credit is a $70.0 million unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.  Borrowings on this line amounted to $30.0 million, with net available borrowings of $40.0 million, at December 31, 2009.  The applicable LIBOR rate including margin was 2.5% at December 31, 2009.

(2)

Prior to November 30, 2009 the Company’s primary line of credit was a $50.0 million unsecured revolving note payable with JPMorgan Chase expiring on September 30, 2010.  This line carried an interest rate equal to the Eurodollar rate plus and applicable margin.  There were no borrowings on this line of credit at December 31, 2008.  This line of credit was renegotiated on November 30, 2009 into the current $70.0 million revolving line of credit listed above.

(3)	In connection with debt restructuring activities on November 30, 2009, the Company repaid and terminated the note agreement with Charter One Bank.
(4)

The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $112,429 in 2010, $97,371 in 2011, and $41,290 in 2012.

As of November 30, 2007, the Company entered into a private shelf agreement with Prudential Investment Management, Inc.  This agreement allowed the Company to borrow up to $40.0 million to be issued in $5.0 million minimum increments.  As of November 30, 2009, this private shelf agreement was increased to $45.0 million.  The interest rate for any draws will be determined based on applicable rates at the time of issuance.  Additionally, the Company had $15.0 million and $10.0 million of private placement notes outstanding, as of December 31, 2009 and 2008, respectively, with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring additional indebtedness, limits certain acquisitions, investments, advances or loans and restricts substantial asset sales. At December 31, 2009 and 2008, the Company was in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – DEBT (Continued)

The Company also had an unsecured line of credit of $200,000 which carried an interest rate of 1% above the bank’s prime rate.  There were no borrowings under this line at December 31, 2008. This line of credit was terminated during 2009.

NOTE 9 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year.   For comparative purposes amounts are presented for those customers in the other years presented.  The Company’s major customers were all from the Spartan Chassis segment, as follows:

	2009		2008		2007
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$91,478,939	$4,955,373	$313,766,000	$24,566,000	$52,274,000	$17,076,574
Customer B	30,427,259	675,878	134,007,000	12,547,000	79,118,000	46,728,000
Customer C	9,759,531	4,712	105,198,000	5,127,000	131,461,000	27,590,000
Customer D	14,053,036	334,614	34,259,118	--	85,566,000	4,052,000
Customer E	10,918,859	3,120,410	39,052,116	--	74,393,000	81,000

NOTE 10 - COMPENSATION INCENTIVE PLANS

The Company sponsors defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements.  The Company’s matching contributions vest over 5 years and were approximately $1,095,000, $1,158,000 and $870,000 in 2009, 2008 and 2007, respectively.  These amounts were expensed as incurred.

The Spartan Profit and Return Plan (the “SPAR Plan”) encompasses a quarterly and an annual bonus program.  The quarterly program covers all fulltime employees of Spartan Chassis, Inc. and Spartan Motors, Inc.  The cash bonuses paid under this program are equal for all participants.  Amounts expensed for the quarterly bonus were $1.4 million, $8.9 million and $6.0 million for 2009, 2008 and 2007, respectively.

The annual bonus provides that executive officers and some managers may earn cash bonuses based on Spartan Motors’ or a subsidiary’s achievement of a target amount of net operating profit after tax for a given year, less a capital charge based upon the tangible net operating assets employed in the business.  For more details, see the The SPAR Plan is filed as Exhibit 10.8 of this Form 10-K. Amounts expensed for the annual bonus were $1.1 million, $9.0 million and $5.2 million for 2009, 2008 and 2007, respectively.

NOTE 11 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 7,200,000. Total shares remaining available for stock incentive grants under these plans totaled 1,356,050 at December 31, 2009.  The Company is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Non Qualified Stock

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

Option Plan, 1994 Incentive Stock Option Plan, 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, Stock Option and Restricted Stock Plan of 1998, Stock Option and Restricted Stock Plan of 2003, Stock Incentive Plan of 2005 and Stock Incentive Plan of 2007.  The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant.  Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

Stock Options and Stock Appreciation Rights. Granted options and Stock Appreciation Rights (SARs) vest immediately and are exercisable for a period of 10 years from the grant date. The exercise price for all options and the base price for all SARs granted have been equal to the market price at the date of grant.  Dividends are not paid on unexercised options or SARs.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock on date of exercise over the exercise price of the options.  As required, we report any excess tax benefits in our consolidated statement of cash flows as financing cash flows.  Excess tax benefits derive from the difference between the tax deduction and the fair market value of the option as determined by a valuation model, which in our case is the Black-Scholes model.

The table below lists the weighted-average assumptions used in the Black-Scholes option-pricing model and the resulting estimated weighted average fair value of SARs in 2007.  There were no grants of SARS in 2009 and 2008 and no grants of options in 2009, 2008 and 2007.  Expected volatilities are based on the historical volatility of the Company’s stock and the expected life of the SARs awarded.  The effective term of the SARs (five years) has been determined, due to the lack of sufficient historical information, using the “simplified method” as allowed by the Securities and Exchange Commission.  Based on this effective term, the five-year Treasury Bond rates as of the date of grant were used to estimate the risk-free rate of return.

	Dividend Yield	Expected Volatility	Risk Free Interest Rate	Expected Life	Estimated Fair Value
2007	1.5%	49.9%	3.44%	5 years	$3.20

Option activity for the year ended December 31, 2009 is as follows for all plans:

	Total Number of Options	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2008	899,185	$4.38
Granted and vested	--	--
Exercised	(110,987)	3.31
Cancelled	(10,462)	4.20
Options outstanding and exercisable at December 31, 2009	777,736	4.54	$892,682	3.8

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

No options were granted in 2009, 2008 or 2007.  The total intrinsic value of options exercised during years ended December 31, 2009, 2008 and 2007 were $538,389, $209,611 and $8,265,521, respectively.

SARs activity for the year ended December 31, 2009 is as follows for all plans:

	Total Number of SARs	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

SARs outstanding and exercisable at December 31, 2008	519,322	$3.06
Granted and vested	--	--
Exercised	(34,184)	2.64
Cancelled	(54,038)	3.28
SARs outstanding and exercisable at December 31, 2009	431,100	3.07	$83,402	7.2

The weighted-average grant date fair value of SARs granted was $3.20 for the year ended December 31, 2007.  No SARs were granted in 2009 or 2008.  These SARS could have been exercised for the issuance of 14,813 shares of the Company’s common stock at December 31, 2009. The total intrinsic value of SARs exercised during the years ended December 31, 2009, 2008 and 2007 was $120,303, $15,475 and $608,847, respectively.

The Company recorded $725,574 in compensation expense related to SARs granted for the year ended December 31, 2007.  The total income tax benefit recognized in the income statement related to SARs was $253,951.

for 2007.  As there were no SARs granted in 2009 or 2008, there was no related compensation expense or income tax benefit recognized in the corresponding income statements.

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

The Company receives an excess tax benefit or liability during the period the restricted shares vest.  The excess tax benefit (liability) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the grant date market price used to amortize to the awards to compensation expense.  As required, any excess tax benefits or liabilities are reported in the Consolidated Statements of Cash Flows as financing cash flows.

Restricted stock activity for the year ended December 31, 2009, is as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 - STOCK BASED COMPENSATION (Continued)

	Total Number of Nonvested Shares	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Nonvested shares outstanding at December 31, 2008	431,503	$10.56
Granted	344,521	11.33
Vested	(190,492)	10.47
Cancelled	(27,508)	10.56
Nonvested shares outstanding at December 31, 2009	558,024	11.07	8.9

The weighted-average grant date fair value of nonvested shares granted was $11.33, $7.47 and $17.46 for the years ended December 31, 2009, 2008 and 2007, respectively.

During 2009, 2008 and 2007 the Company recorded compensation expense, net of cancellations, of $2,331,655, $2,694,004 and $1,068,309, respectively, related to restricted stock awards.  The total income tax benefit recognized in the income statement related to restricted stock awards was $816,079, $942,901 and $373,908 for 2009, 2008 and 2007, respectively.  For the years ended 2009, 2008 and 2007, restricted shares vested with a fair market value of $2,101,997, $1,679,588 and $2,229,096, respectively.  When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked.  As of December 31, 2009, the Company had unearned stock-based compensation of $4,896,310 associated with these restricted stock grants.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2,500,000. At December 31, 2009 and 2008, the Company had outstanding letters of credit totaling $997,500 and $200,000, respectively.

On December 22, 2008, Spartan Motors Chassis, Inc., the Company’s wholly-owned subsidiary (“Spartan Chassis”), pleaded guilty in the United States District Court for the District of South Carolina to one charge of making a false statement related to the terms and conditions of a military subcontract.  The plea concluded the investigation of the Company, Spartan Chassis, and certain of their officers and employees conducted by the United States Attorney’s Office for the District of South Carolina into Spartan Chassis’ military business involving a former Spartan Chassis independent contractor.  The plea, along with a civil settlement with the United States Department of Justice, provides for a global resolution of all civil and criminal matters related to the investigation.  As a result of the plea and civil settlement, Spartan Chassis paid a total of $6.0 million in settlement costs.  This charge was recorded in the fourth quarter of 2008, to selling, general and administrative expense within the operating expense section of the Consolidated Statement of Income for 2008.

Chassis is currently in negotiations with a customer regarding certain supply contracts Chassis has completed but for which the customer is now claiming a post-delivery price adjustment.  Throughout the course of Chassis's relationship with this customer (dating back to 2006), Chassis always sold products to the customer on what Chassis believed to be a “fixed price” basis.  This price was then used in the customer's purchase order and was paid to

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES (Continued)

Chassis in the ordinary course of business by the customer following delivery of the product by Chassis.  In the spring of 2009, for the first time, the customer notified Chassis of the customer's claim that the pricing for certain orders made by the customer, filled by Chassis, and paid for by the customer, had not been “definitized” and was yet to be agreed upon by the parties.  Chassis believes the pricing for all of the contested orders was, in fact, agreed-upon by the parties and is vigorously disputing this claim by the customer. Chassis and the customer are engaged in negotiations in an attempt to resolve the dispute.  To date, no resolution has been reached and the Company's liability, if any, with respect to this matter remains uncertain.

At December 31, 2009, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis agreements

Utilimaster assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by Utilimaster’s customers from the OEM and drop‑shipped to Utilimaster’s premises.  Utilimaster is a bailee of most other chassis under converter pool agreements with the OEMs, as described below.  Chassis possessed under converter pool agreements are invoiced to the customer by the OEM or its affiliated financial institution based upon the terms of the converter pool agreements.  On an annual basis, Utilimaster purchases and takes title to an immaterial number of chassis that ultimately are recorded as sales and cost of sales.   Converter pool chassis obtained from the OEM are based upon estimated future requirements and, to a lesser extent, confirmed orders from customers.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained at Utilimaster’s production facility under the conditions that Utilimaster will store such chassis, will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to Utilimaster and, accordingly, Utilimaster accounts for the chassis in the Company’s possession as bailed inventory belonging to the manufacturer.

Warranty Related

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

Changes in the Company’s warranty liability during the years ended December 31, 2009 and 2008 were as follows:

	2009	2008

Balance of accrued warranty at January 1	$8,352,239	$10,823,532
Warranties issued during the period	2,635,472	4,707,926
Adjustments (1)	1,536,047	--
Cash settlements made during the period	(4,886,497)	(5,597,646)
Changes in liability for pre-existing warranties during the period, including expirations	(945,575)	(1,581,573)
Balance of accrued warranty at December 31	$6,691,686	$8,352,239

(1)  Adjustments are assumed warranties outstanding at Utilimaster on November 30, 2009.

NOTE 13 – RESTRUCTURING

During 2009, the Company has undergone restructuring activities to align its expense structure to coincide with current revenue expectations.  These restructuring activities included workforce reductions, plant and operation consolidations and overall improved cost management.  The activities that generated restructuring charges are detailed by segment (see Note 15, Business Segments, for defining segments) and period in the table below.

The following table summarizes the activities related to the Company’s 2009 restructuring:

	2009 Restructuring Activities (000s)
	Severance	Plant Consolidation	Total

Chassis	$380	$--	$380
EVTeam	170	--	170
Utilimaster	--	--	--
Other - Corporate	4	429	433
Total	$554	$429	$983

The above charges are reflected in the Consolidated Statements of Income as follows: cost of products sold of approximately $0.3 million and selling, general and administrative expenses of approximately $0.7 million.  As most restructuring charges incurred during 2009 were also paid prior to year end, there were no material related liabilities remaining at December 31, 2009.  At this point, there are no material restructuring activities planned that are expected to generate upfront costs.

                SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14 – EARNINGS PER SHARE (EPS)

Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (SARs) and participating securities outstanding during the period.  Diluted earnings per share include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method.  As discussed in Note 1, General and Summary of Accounting Policies, at subsection “New Accounting Standards”, new guidance relating to determining whether instruments granted in share-based payment transactions are participating securities” was adopted effective January 1, 2009.  The new guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  The Company’s unvested restricted stock is considered a participating security and thus is fully included in both earnings per share computations.

All prior period earnings per share data presented are required to be adjusted retrospectively to conform to the provisions of the new guidance.  Previously reported basic and diluted EPS were both adjusted downward by $0.02 to $1.31 and $1.30, respectively, for the year ended December 31, 2008.  In addition, previously reported basic EPS, for the year ended December 31, 2007, was adjusted down by $0.01.  These changes were the result of including unvested restricted shares in the basic computation as required by this new accounting guidance.

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2009, 2008 and 2007.  The stock awards noted as antidilutive were not included in the basic or diluted weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases.

For the period ended December 31:

(In thousands)

	Year Ended December 31,
	2009	2008	2007
Basic weighted average common shares outstanding	32,729	32,582	32,113

Effect of dilutive stock options	187	235	703
Diluted weighted average common shares outstanding	32,916	32,817	32,816

Antidilutive stock awards
Stock Options	41	33	--

NOTE 15 - BUSINESS SEGMENTS

The Company segregates its operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster, which the Company acquired on November 30, 2009. The Spartan Chassis segment is an engineer and manufacturer of custom motor vehicle chassis. This segment’s principal markets are fire truck, motorhome and specialty vehicle chassis. The Company’s EVTeam consists of three subsidiaries that are manufacturers of emergency vehicle bodies. The Utilimaster segment focuses on manufacturing walk-in vans for the delivery and

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 - BUSINESS SEGMENTS (continued)

service market and the production of commercial truck bodies.  Sales in the column labeled “Other” represent sales from the Spartan Chassis segment to the EVTeam segment, which are eliminated from the consolidated sales totals.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertain to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the three reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

The accounting policies of the segments are the same as those described in Note 1, General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows (amounts in thousands):

Year Ended December 31, 2009

	Business Segments
	Spartan Chassis	EVTeam	Utilimaster (1)	Other	Consolidated
Motorhome chassis sales	$35,613	$--	$--	$--	$35,613
Fire truck chassis sales	149,719	--	--	(29,070)	120,649
EVTeam product sales	--	95,692	--	--	95,692
Utilimaster	--	--	13,248	--	13,248
Other product sales
Specialty vehicles	24,402	--	--	--	24,402
Service parts and accessories	140,322	--	--	--	140,322
Sales	$350,056	$95,692	$13,248	$(29,070)	$429,926

Interest expense	$--	$1,836	$17	$(514)	$1,339
Depreciation expense	4,150	928	357	2,330	7,765
Taxes (credit) on income	9,925	(686)	(425)	(2,527)	6,287
Segment earnings (loss)	18,666	(1,160)	(663)	(5,071)	11,772
Segment assets	104,838	53,884	66,780	67,775	293,277

(1) Utilimaster is for one month ended December 31, 2009

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15 - BUSINESS SEGMENTS (continued)

Year Ended December 31, 2008

	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated
Motorhome chassis sales	$91,141	--	--	$91,141
Fire truck chassis sales	121,641	--	$(21,077)	100,564
EVTeam product sales	--	$86,116	--	86,116
Other product sales
Specialty vehicles	456,552	--	--	456,552
Service parts and accessories	110,017	--	--	110,017
Sales	$779,351	$86,116	$(21,077)	$844,390

Interest expense	$27	$1,620	$415	$2,062
Depreciation expense	2,885	1,147	2,027	6,059
Taxes (credit) on income	30,033	(1,472)	(3,946)	24,615
Segment earnings (loss)	51,365	(2,179)	(6,472)	42,714
Segment assets	145,996	61,960	53,184	261,140

Year Ended December 31, 2007

	Business Segments
	Spartan Chassis	EVTeam	Other	Consolidated
Motorhome chassis sales	$217,225	--	--	$217,225
Fire truck chassis sales	116,236	--	$(17,405)	98,831
EVTeam product sales	--	$83,817	--	83,817
Other product sales
Specialty vehicles	246,550	--	--	246,550
Service parts and accessories	35,499	--	--	35,499
Sales	$615,510	$83,817	$(17,405)	$681,922

Interest expense	--	$1,618	$130	$1,748
Depreciation expense	$1,796	1,165	1,102	4,063
Taxes (credit) on income	17,824	(2,510)	(1,591)	13,723
Segment earnings (loss)	34,815	(5,069)	(5,242)	24,504
Segment assets	219,885	54,076	44,703	318,664

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Consolidated)

Summarized quarterly financial data for the year ended December 31, 2009 is as follows:

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED) (Consolidated)

	Quarter Ended (000s except per share data)
	March 31	June 30	September 30	December 31 (1)

Sales	$115,498	$124,269	$89,704	$100,455

Gross profit	26,122	25,198	15,765	14,924

Net earnings (loss)	6,059	5,378	749	(413)

Basic net earnings per share	0.19	0.17	0.02	(0.01)

Diluted net earnings per share	0.19	0.16	0.02	(0.01)

(1) Includes operating results of Utilimaster from November 30, 2009.

During the third quarter of 2009, the Company incurred costs associated with restructuring activities.  These costs were  approximately $0.2 million and $0.7 million, recorded in the cost of products sold and operating expenses, respectively.  See Note 13, Restructurings, for more details on this activity.  Additionally, the Company incurred acquisition related costs during the fourth quarter of 2009.  These costs were  approximately $0.5 million and $0.7 million, recorded in the cost of products sold and operating expenses, respectively.  See Note 2, Acquisition Activities, for more details on this activity. These activities had a net impact of $0.04 and $0.02 per diluted share for  the quarters ended September 30, 2009 and December 31, 2009, respectively.

Summarized quarterly financial data for the year ended December 31, 2008 is as follows:

	Quarter Ended (000s except per share data)
	March 31	June 30	September 30	December 31
Sales
	$264,095	$196,520	$237,461	$146,314
Gross profit	40,630	33,748	42,965	30,927
Net earnings	14,781	10,415	14,656	2,862

Basic net earnings per share	0.46	0.32	0.45	0.09

Diluted net earnings per share	0.45	0.32	0.45	0.09

During the fourth quarter of 2008, the Company recorded a $6.0 million charge related to a legal settlement.  See Note 12, Commitments and Contingent Liabilities, for more details on this settlement.  This had a net impact of $0.17 on diluted net earnings per share.

Summarized quarterly financial data for the year ended December 31, 2007 is as follows:

	Quarter Ended (000s except per share data)
	March 31	June 30	September 30	December 31
Sales
	$142,882	$152,583	$148,891	$237,567
Gross profit	24,692	24,013	17,575	30,222
Net earnings	7,207	6,515	2,570	8,212

Basic net earnings per share	0.23	0.20	0.08	0.26

Diluted net earnings per share	0.22	0.20	0.08	0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009.  Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, which excluded Utilimaster due to its recent acquisition, our management concluded that our internal control over financial reporting was effective as of December 31, 2009.  The effectiveness of our internal control over financial reporting as of December 31, 2009, excluding Utilimaster due to its recent acquisition, has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

We acquired Utilimaster on November 30, 2009. Since the date of acquisition, we have been focusing on analyzing, evaluating and implementing changes in the procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures. As permitted by guidance issued by the staff of the U.S. Securities and Exchange Commission, Utilimaster has been excluded from the scope of our quarterly discussion of material changes in internal control over financial reporting below.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except as described above with respect to Utilimaster. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Utilimaster are expected as the integration of these operations proceeds.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers,” “Audit Committee Report” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 19, 2010, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, and is incorporated herein by reference.

The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer and principal accounting officer.   This Code of Ethics is posted under “Code of Ethics” on the Company’s website at www.spartanmotors.com.  The Company has also adopted a Code of Ethics and Compliance applicable to all directors, officers and associates, which is posted under “Code of Conduct” on the Company’s website at www.spartanmotors.com.  Any waiver from or amendment to a provision of either code will be disclosed on the Company’s website.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 19, 2010, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 19, 2010, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2009.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,211,000	$5.81	1,331,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	1,211,000	$5.81	1,356,000

(1)

Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2007 (the “2007 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the “2003 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the “1998 Plan”), the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the “1996 Plan”) and the Spartan Motors, Inc. 1994 Incentive Stock Option Plan (the “1994 Plan”).

(2)

Consists of the Spartan Motors, Inc. Directors’ Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their “director’s fees” in the form of the Company’s common stock. The term “director’s fees” means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company’s Board of Directors or meetings of committees of the board, and any retainer fee paid to such persons as members of the board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director’s fees will, on or shortly after each “applicable date,” receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director’s fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term “applicable date” means any date on which a director’s fee is payable to the participant. To date, no shares have been issued under this plan.

(3)

Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. Furthermore, each of the 2007 Plan, the 2005 Plan, the 2003 Plan, the 1998 Plan, the 1996 Plan and the 1994 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2007 Plan (813,037 shares), the 2005 Plan (415,995 shares) and the 2003 Plan (102,018 shares) represent shares that may be issued other than upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 19, 2010, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 19, 2010, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2009, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2009, 2008 and 2007

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2009

Consolidated Balance Sheets - December 31, 2009 and December 31, 2008

Consolidated Statements of Income - Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows - Years Ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

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

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2007, and incorporated herein by reference.

Exhibit Number	Document

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.

4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

4.4

Rights Agreement dated July 7, 2007, between Spartan Motors, Inc. and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C.  Previously filed as Exhibit 1 to the Company’s Form 8-A filed on July 10, 2007, and incorporated herein by reference.

4.5

The Registrant has several classes of long-term debt instruments outstanding.  The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets.  The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference.*

Exhibit Number	Document

10.7	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.8

Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan.  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, and incorporated herein by reference.*

10.9

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.10	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.11	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.*

10.12	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.13	Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.14	Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009.

10.15

Separation Agreement and Release between the Company and Richard J. Schalter. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.*

10.16

Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009.

10.17	Credit Agreement, dated November 30, 2009, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.

21	Subsidiaries of Registrant.

Exhibit Number	Document

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Joseph M. Nowicki, Chief Financial Officer, Spartan Motors, Inc., 1000 Reynolds Road, Charlotte, Michigan 48813.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN MOTORS, INC.

March 15, 2010	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2010	By	/s/ John E. Sztykiel
John E. Sztykiel Director, President and Chief Executive Officer (Principal Executive Officer)

March 15, 2010	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

March 15, 2010	By	/s/ William F. Foster
William F. Foster, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
George Tesseris, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
David R. Wilson, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
Ronald Harbour, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
Hugh W. Sloan, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
Kenneth Kaczmarek, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
Richard R. Current, Director

March 15, 2010	By	*/s/ Joseph M. Nowicki
Richard F. Dauch, Director

March 15, 2010	* By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2009:

Allowance for doubtful accounts	$146,600	$937,566	$62,845	$(215,011)	$932,000

Obsolescence and slow- moving reserves	2,573,380	1,021,065	1,263,657	(1,937,840)	2,920,262

Accrued warranty	8,352,239	2,635,472	1,536,047	(5,832,072)	6,691,686

Valuation allowance for deferred tax assets	490,000	3,155,000	--	(44,000)	3,601,000

Year ended December 31, 2008:

Allowance for doubtful accounts	$1,437,300	$(306,230)	$--	$984,470	$146,600

Obsolescence and slow- moving reserves	2,156,417	2,569,577	--	2,152,614	2,573,380

Accrued warranty	10,823,532	3,126,353	--	5,597,646	8,352,239

Valuation allowance for deferred tax assets	422,000	68,000	--	--	490,000

Year ended December 31, 2007:

Allowance for doubtful accounts	$373,000	$1,697,331	$--	$633,031	$1,437,300

Obsolescence and slow- moving reserves	2,445,795	583,358	--	872,736	2,156,417

Accrued warranty	6,380,740	12,408,277	--	7,965,485	10,823,532

Valuation allowance for deferred tax assets	529,000	44,000	--	151,000	422,000

EXHIBIT INDEX

Exhibit Number	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2007, and incorporated herein by reference.

3.2	Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, and incorporated herein by reference.

4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.

4.3	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984, and incorporated herein by reference.

4.4

Rights Agreement dated July 7, 2007, between Spartan Motors, Inc. and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C.  Previously filed as Exhibit 1 to the Company’s Form 8-A filed on July 10, 2007, and incorporated herein by reference.

4.5

The Registrant has several classes of long-term debt instruments outstanding.  The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets.  The Company agrees to furnish copies of any agreement defining the rights of holders of any such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Restated Spartan Motors, Inc. 1988 Non-Qualified Stock Option Plan, as amended to date.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.2

Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.3

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

Exhibit Number	Document

10.6

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005, and incorporated herein by reference.*

10.7	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.8

Spartan Motors, Inc. Spartan Profit and Return Management Incentive Bonus Plan.  Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the period ended December 31, 2008, and incorporated herein by reference.*

10.9

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.10	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.11	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.*

10.12	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.13	Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.14	Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts dated November 30, 2009.

10.15

Separation Agreement and Release between the Company and Richard J. Schalter.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.*

10.16

Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009.

10.17	Credit Agreement, dated November 30, 2009, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto.
21	Subsidiaries of Registrant.

23	Consent of BDO Seidman, LLP, Independent Registered Public Accounting firm.

Exhibit Number	Document

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

_________________________

*Management contract or compensatory plan or arrangement.