Form 10-Q
period 2010-03-31
SPARTAN MOTORS INC
filed 2010-05-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common stock, $.01 par value	32,865,332 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	The current global economic and financial market crisis has had and may continue to have a negative effect on the Company’s business and its operations.

•	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

•	When we introduce new products, we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

•	Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and the Company’s industries can have adverse affects on its earnings and financial condition, as well as its customers, dealers and suppliers. In particular, the Company could be adversely affected by the economic impact to its supply base, including those members of the supply base that support the automobile industry.

•	Changes in relationships with major customers and suppliers could significantly affect the Company’s revenues and profits.

•	Amendments of the regulations governing our businesses, of the promulgation of new regulations, could have a material impact on the Company’s operations.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report.  However, this list is not intended to be all inclusive.  The risk factors disclosed in Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2009, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report.  However, those risks may not be the only risks we face.  Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements.  We believe that the forward-looking statements contained in this Report are reasonable.  However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2010	December 31, 2009
	Unaudited	Audited
ASSETS
Current assets:
Cash and cash equivalents	$4,378,935	$18,475,152
Accounts receivable, less allowance of $520,700
and $932,000 in 2010 and 2009, respectively	45,786,265	46,377,237
Inventories	100,153,179	102,401,523
Deferred income tax assets	6,983,605	6,983,605
Income taxes receivable	4,176,076	4,212,140
Other current assets	3,618,784	3,663,701
Total current assets	165,096,844	182,113,358

Property, plant and equipment, net	78,823,442	80,228,206
Goodwill	18,417,696	18,404,278
Intangible assets, net	11,294,706	11,490,763
Other assets	973,613	1,040,704
TOTAL ASSETS	$274,606,301	$293,277,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued)

	March 31, 2010	December 31, 2009
	Unaudited	Audited
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$28,870,226	$20,136,830
Accrued warranty	6,955,719	6,691,686
Accrued customer rebates	1,402,635	1,323,691
Accrued compensation and related taxes	4,178,783	5,520,378
Accrued vacation	2,125,557	1,912,304
Deposits from customers	8,339,136	11,992,316
Other current liabilities and accrued expenses	7,503,684	6,299,762
Current portion of long-term debt	11,132,526	11,145,823
Total current liabilities	70,508,266	65,022,790

Other non-current liabilities	4,179,181	4,189,272
Long-term debt, less current portion	12,198,668	35,203,765
Deferred income tax liabilities	8,341,339	8,341,339

Shareholders' equity:
Preferred stock, no par value: 2,000,000	--	--
shares authorized (none issued)
Common stock, $0.01 par value; 40,000,000 shares
authorized; 32,888,591 shares and 32,894,157
shares outstanding in 2010 and 2009, respectively	328,886	328,942
Additional paid in capital	67,596,016	67,099,466
Retained earnings	111,453,945	113,091,735
Total shareholders' equity	179,378,847	180,520,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$274,606,301	$293,277,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2010	2009
	Unaudited	Unaudited

Sales	$122,517,358	$115,497,622
Cost of products sold	105,397,057	89,375,938
Gross profit	17,120,301	26,121,684

Operating expenses:
Research and development	5,278,991	4,760,059
Selling, general and administrative	11,628,832	12,007,901
Operating income	212,478	9,353,724

Other income (expense):
Interest expense	(317,645)	(324,904)
Interest and other income	109,386	215,976
Earnings before taxes on income	4,219	9,244,796

Taxes on income	1,475	3,186,000
Net earnings	$2,744	$6,058,796

Basic net earnings per share	$--	$0.19

Diluted net earnings per share	$--	$0.19

Basic weighted average common shares outstanding	32,905,000	32,441,000

Diluted weighted average common shares outstanding	33,069,000	32,508,000

Cash dividends per common shares outstanding	$--	$--

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2010	2009
	Unaudited	Unaudited
Cash flows from operating activities:
Net earnings	$2,744	$6,058,796
Adjustments to reconcile net earnings to net cash
provided by (used in) operating activities:
Depreciation and amortization	2,838,324	1,800,738
Loss on disposal of assets	(11,463)	(2,000)
Tax expense related to stock incentive plan transactions	73	53,678
Stock based compensation related to stock awards	497,330	458,790
Decrease (increase) in operating assets:
Accounts receivable	590,972	4,559,035
Inventories	2,248,344	(2,846,794)
Income tax receivable	36,064	--
Other assets	44,917	106,129
Increase (decrease) in operating liabilities:
Accounts payable	8,733,396	10,424,456
Accrued warranty	264,033	(888,911)
Accrued customer rebates	78,944	(253,593)
Accrued compensation and related taxes	(1,341,595)	(5,601,919)
Accrued vacation	213,253	230,424
Deposits from customers	(3,653,180)	1,352,851
Other current liabilities and accrued expenses	(436,612)	(403,232)
Taxes on income	56,927	88,012
Total adjustments	10,159,727	9,077,664
Net cash provided by operating activities	10,162,471	15,136,460

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,238,962)	(795,536)
Proceeds from the sale of property, plant and equipment	12,921	2,000
Acquisition of business, net of cash acquired	(13,417)	--
Net cash used in investing activities	(1,239,458)	(793,536)

Cash flows from financing activities:
Proceeds from long-term debt	17,024,030	--
Payments on long-term debt	(40,042,424)	(251,279)
Net use of cash from the exercise, vesting or
cancellation of stock incentive awards	(763)	(153,360)
Purchase and retirement of common stock	--	(435,425)
Issuance of stock	--	33,600
Cash paid related to tax impact of stock
incentive plan transactions	(73)	(53,678)
Net cash used in financing activities	(23,019,230)	(860,142)

Net increase (decrease) in cash and cash equivalents	(14,096,217)	13,482,782
Cash and cash equivalents at beginning of period	18,475,152	13,741,062
Cash and cash equivalents at end of period	$4,378,935	$27,223,844

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Number of	Common	Additional Paid In	Retained	Total Shareholders'
	Shares	Stock	Capital	Earnings	Equity

Balance at December 31, 2009	32,894,157	$328,942	$67,099,466	$113,091,735	$180,520,143

Issuance of common stock and the tax impact of stock incentive plan transactions	494	5	(841)	--	(836)

Cancellation of restricted stock, net of issuance	(6,060)	(61)	61	--	--

Stock based compensation expense related to restricted stock	--	--	497,330	--	497,330

Dividends declared	--	--	--	(1,640,534)	(1,640,534)

Net earnings	--	--	--	2,744	2,744

Balance at March 31, 2010	32,888,591	$328,886	$67,596,016	$111,453,945	$179,378,847

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the “Company”) consolidated financial statements for the year ended December 31, 2009, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.  There have been no changes in such accounting policies.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of March 31, 2010, the results of operations for the three-month periods ended March 31, 2010 and 2009, and the cash flows for three-month periods ended March 31, 2010 and 2009.  The financial results for the first quarter of 2010 include the financial results of Utilimaster which was acquired on November 30, 2009.  See Note 2, Acquisition Activities, for further detail.

The results of operations for the three-month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments, approximate their fair value at March 31, 2010 and December 31, 2009.

Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

NOTE 2 – ACQUISITION ACTIVITIES

On November 30, 2009, the Company completed the acquisition of Utilimaster Holdings, Inc. (“Holdings”), a Delaware corporation.  Pursuant to the November 18, 2009 Agreement and Plan of Merger (the “Merger Agreement”), SMI Sub, Inc., a direct wholly-owned subsidiary of the Company, merged with and into Holdings.  As a result of this merger, the Company became the sole shareholder of Holdings, the surviving corporation in the merger and the owner of 100% of the capital stock of Utilimaster Corporation, a Delaware corporation (“Utilimaster”), a wholly-owned  subsidiary of Holdings.

The Company expects the acquisition of Utilimaster will further diversify its revenue stream from new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market, add fabrication and vehicle body expertise, benefit from Utilimaster’s strong brand, market share position, and solid customer base, and create opportunities to leverage future growth in the Company’s chassis business.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 – ACQUISITION ACTIVITIES (continued)

This acquisition was accounted for using the purchase method of accounting and the purchase price, estimated at $44.5 million, was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired included a trade-name, a project in development, customer relationships, backlog and certain non-compete agreements.  The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired (which approximated $15.9 million) was recorded as goodwill. The Company has recorded an estimate for contingent consideration related to performance based earn-out payments per the Merger Agreement, valued in accordance with accounting guidance for business combinations and updated to its fair value at March 31, 2010 which approximates $1.5 million.

Included in the Company’s first quarter 2010 results are net sales of $23.7 million and loss from operations of $1.4 million from Utilimaster.  See Note 8, Business Segments, for further detail on Utilimaster’s first quarter 2010 results.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:
	March 31,	December 31,
	2010	2009

Finished goods	$15,539,095	$16,961,240
Work in process	19,188,923	14,628,414
Raw materials and purchased components	68,515,888	73,732,131
Obsolescence and slow-moving reserves	(3,090,727)	(2,920,262)

	$100,153,179	$102,401,523

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  These engines amounted to approximately $19.5 million and $22.4 million at March 31, 2010 and December 31, 2009, respectively.  As of March 31, 2010, customer deposits received related to these engines approximate $3.7 million.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $12.9 million and $12.8 million at March 31, 2010 and December 31, 2009, respectively.

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS

The Company acquired Utilimaster on November 30, 2009.  See Note 2, Acquisition Activities, for further details related to this acquisition.  The difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the short period of time that has elapsed since the acquisition of Utilimaster, it is the Company’s assessment that the goodwill at

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 - GOODWILL AND INTANGIBLE ASSETS (continued)

Utilimaster is not impaired.  The goodwill at Utilimaster will be evaluated as part of the next annual assessment which will occur as of October 1, 2010, unless there is a triggering event that would necessitate an earlier evaluation. During the first quarter of 2010, the Company recorded an immaterial goodwill adjustment related to agreed-upon net working capital pursuant to the Merger Agreement.

	Goodwill by Segment
	EVTeam	Utilimaster	Total
Balance as of December 31, 2009	$2,457,028	$15,947,250	$18,404,278
Adjustment	--	13,418	13,418
Balance as of March 31, 2010	$2,457,028	$15,960,668	$18,417,696

In conjunction with the acquisition of Utilimaster, the Company acquired other intangible assets.  Prior to this acquisition, the only other recorded intangible was the goodwill related to the Crimson Fire, Inc. reportable unit.  Accordingly, the Company recorded $196,057 of intangible asset amortization expense in the three months ended March 31, 2010.  The amortizable intangible assets are being amortized over their remaining lives consistent with the pattern of economic benefits estimated to be received.  The product development project intangible acquired with Utilimaster will be amortized on a similar basis once it has been completed, which is estimated to be in late 2011.   The intangible asset related to non-compete agreements is being amortized on a straight-line basis, while the other intangible assets, except for the trade name which has an indefinite life, are being amortized based on the pattern of estimated after-tax operating income generated.

The following table provides information regarding the Company’s other intangible assets, all of which were acquired as part of the Utilimaster acquisition:

	Weighted-	As of March 31, 2010
	average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

National account customer relationships	20	$5,480,000	$70,967	$5,409,033
Product development project	20	1,860,000	--	1,860,000
Other customer relationships	6	690,000	32,104	657,896
Non-compete agreements	6	400,000	22,223	377,777
Backlog	Less than 1	320,000	200,000	120,000
Trade name	indefinite	2,870,000	--	2,870,000
Total

		$11,620,000	$325,294	$11,294,706

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2010	$348,169
2011	519,389
2012	711,236
2013	778,190
2014	758,055
Thereafter	5,309,667
$8,424,706

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - WARRANTIES

The Company’s products generally carry limited warranties based on terms that are generally accepted in the marketplace.  Some components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties.  These manufacturers’ warranties are generally passed on to the end customer of the Company’s products.

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

Changes in the Company’s warranty liability were as follows for the three months ended March 31:

	2010	2009
Balance of accrued warranty at January 1	$6,691,686	$8,352,239
Warranties accrued during the period	971,200	563,946
Cash settlements made during the period	(1,603,130)	(1,088,886)
Changes in liability for pre-existing warranties
during the period, including expirations	895,963	(363,971)
Balance of accrued warranty at March 31	$6,955,719	$7,463,328

Warranty accrued as of March 31, 2010 includes approximately $1.4 million related to the Utilimaster segment, which was acquired on November 30, 2009.  Utilimaster experienced approximately $643,000 in cash settlements during the period and approximately $317,000 related to pre-existing warranties.  Exclusive of the Utilimaster segment, warranties accrued during the period were driven up compared to the respective period of 2009 primarily due to the volume of motorhome unit sales.  The product sales mix shifted for the quarter from aftermarket part and assemblies and defense vehicles, which both experience fewer warranty claims, toward motorhome and fire truck units, which experience higher warranty claims.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – DEBT

Long-term debt consists of the following:

	March 31, 2010	December 31, 2009
Line of credit revolver: (1)	$7,000,000	$30,000,000
Notes payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments at 4.93%. Unsecured debt.	10,000,000	10,000,000
Principal due December 1, 2016 with quarterly interest only payments at 5.46%. Unsecured debt.	5,000,000	5,000,000
Mortgage note payable to Brandon Revolving Loan Foundation:
Due July 1, 2010 with monthly installments of $6,933 including interest at 3%. Collateralized by building.	1,020,208	1,033,394
Capital lease obligations (2)	310,986	316,194
Total debt	23,331,194	46,349,588
Less current portion of long-term debt	(11,132,526)	(11,145,823)
Total long-term debt	$12,198,668	$35,203,765

The long-term debt due is as follows: $76,480 in 2011; $46,218 in 2012; $7,050,359 in 2013; $25,611 in 2014; $5,000,000 in 2015 and thereafter.

(1)   The Company’s primary line of credit is a $70.0 million unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.  Borrowings on this line amounted to $7.0 million, with net available borrowings of $63.0 million, at March 31, 2010.  The applicable LIBOR rate including margin was 2.56% at March 31, 2010.

(2)   The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $112,491 in 2010, $76,307 in 2011, $46,218 in 2012, $50,359 in 2013 and $25,611 in years thereafter.

As of November 30, 2009, the Company entered into a private shelf agreement with Prudential Investment Management, Inc.  This agreement allowed the Company to borrow up to $45.0 million to be issued in $5.0 million minimum increments.  The interest rate for any draws will be determined based on applicable rates at the time of issuance.  The Company had $15.0 million of private placement notes outstanding as of March 31, 2010 and December 31, 2009 with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At March 31, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. Both at March 31, 2010 and December 31, 2009, the Company had outstanding letters of credit totaling $997,500.

Spartan Chassis, Inc. (“Spartan Chassis”) is currently in negotiations with a customer regarding certain supply contracts Spartan Chassis has completed but for which the customer is now claiming a post-delivery price adjustment.  Throughout the course of Spartan Chassis's relationship with this customer (dating back to 2006), Spartan Chassis always sold products to the customer on what Spartan Chassis believed to be a “fixed price” basis.  This price was then used in the customer's purchase order and was paid to Spartan Chassis in the ordinary course of business by the customer following delivery of the product by Spartan Chassis.  In the spring of 2009, for the first time, the customer notified Spartan Chassis of the customer's claim that the pricing for certain orders made by the customer, filled by Spartan Chassis, and paid for by the customer, had not been “definitized” and was yet to be agreed upon by the parties.  Spartan Chassis believes the pricing for all of the contested orders was, in fact, agreed-upon by the parties and is vigorously disputing this claim by the customer. Spartan Chassis and the customer are engaged in negotiations in an attempt to resolve the dispute.  To date, no resolution has been reached and the Company's liability, if any, with respect to this matter remains uncertain.

Utilimaster assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by Utilimaster’s customers from the OEM and drop‑shipped to Utilimaster’s premises.  Utilimaster’s arrangements for pooled chassis remain unchanged whereby the majority of chassis in Utilimaster’s possession are accounted for under these arrangements as bailed property belonging to the OEM or customer.

At March 31, 2010, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses.  In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 8 - BUSINESS SEGMENTS

The Company segregates its operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster, which the Company acquired on November 30, 2009. Spartan Chassis is an engineer and manufacturer of custom motor vehicle chassis. This segment’s principal markets are fire truck, motorhome and specialty vehicle chassis. The Company’s EVTeam consists of three subsidiaries that are manufacturers of emergency vehicle bodies and apparatus. The Utilimaster segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  Sales in the column labeled “Other” represent sales from the Spartan Chassis segment to the EVTeam segment, which are eliminated from the consolidated sales totals.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertain to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the three

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 - BUSINESS SEGMENTS (continued)

reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

The accounting policies of the segments are the same as those described, or referred to, in Note 1, General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2010
(amounts in thousands)
	Business Segments
	Spartan Chassis	EVTeam	Utilimaster	Other	Consolidated

Fire truck chassis sales	$37,692	$--	$--	$(6,134)	$31,558
Motorhome chassis sales	27,512	--	--	--	27,512
EVTeam product sales	--	26,455	--	--	26,455
Utilimaster product sales	--	--	23,745	--	23,745
Other product sales:
Specialty vehicles	1,326	--	--	--	1,326
Aftermarket part and assemblies	11,921	--	--	--	11,921
Sales	$78,451	$26,455	$23,745	$(6,134)	$122,517

Interest expense	$1	$470	$47	$(200)	$318
Depreciation and amortization expense	1,082	210	953	593	2,838
Taxes (credit) on income	685	51	(501)	(234)	1
Segment earnings (loss)	1,292	190	(929)	(550)	3
Segment assets	107,767	54,822	65,655	46,362	274,606

Three Months Ended March 31, 2009
(amounts in thousands)
	Business Segments
	Spartan
	Chassis	EVTeam	Utilimaster	Other	Consolidated

Fire truck chassis sales	$33,249	$--	$--	$(4,182)	$29,067
Motorhome chassis sales	3,172	--	--	--	3,172
EVTeam product sales	--	21,530	--	--	21,530
Other product sales:
Specialty vehicles	9,518	--	--	--	9,518
Aftermarket part and assemblies	52,211	--	--	--	52,211
Sales	$98,150	$21,530	$--	$(4,182)	$115,498

Interest expense	$--	$443	$--	$(118)	$325
Depreciation and amortization expense	987	213	--	601	1,801
Taxes (credit) on income	3,642	30	--	(486)	3,186
Segment earnings (loss)	6,698	56	--	(695)	6,059
Segment assets	138,615	64,717	--	69,440	272,772

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania (“Crimson Aerials”); Road Rescue, Inc., located in Marion, South Carolina (“Road Rescue”); and Utilimaster Holdings, Inc. located in Wakarusa, Indiana (“Utilimaster”).  Crimson, Crimson Aerials and Road Rescue make up the Company’s EVTeam. The Company’s brand names, Spartan™, Crimson Fire™, Road Rescue™, and Utilimaster™ are known for quality, value, service and innovation.

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

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products.  Spartan Chassis sells its custom chassis to three principal markets: fire truck, motorhome and other product sales which include specialty vehicles, and aftermarket part and assemblies (“APA”).  The Company’s diversification across several sectors creates numerous opportunities while minimizing overall risk.  Additionally, the Company’s business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Consistent with the Company’s strategy to further diversify its business operations, the Company acquired Utilimaster on November 30, 2009, as more fully described in Note 2, Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and more so in the Company’s Form 10-K filed for the year ended December 31, 2009.  Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.  The Company expects the acquisition of Utilimaster will further diversify its revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market; add fabrication and vehicle body expertise; benefit from Utilimaster’s strong brand, market share position, and solid customer base; and create opportunities to leverage future growth in the Company’s chassis business.

The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles, vehicle components, and services that inspire customer loyalty.

In addition to the Company’s breakeven financial results for the three months ended March 31, 2010, there were several significant accomplishments within the quarter.  The Company was able to pay down all incremental debt incurred from the Utilimaster acquisition during this quarter.  This achievement was a result of management’s continued focus on working capital, driving the needed operational cash flow to pay down the debt and reduce interest expense.  Additionally, the EVTeam made a net profit of $190,000 during the quarter as fire truck sales remained strong and Road Rescue continued to make improvements showing positive earnings for March.  This quarter’s results also reflect Spartan’s continued investment in strategic long-term growth, as one time research and development charges of $1.8 million were invested in two significant new product introductions; the next generation commercial van, and the new cab and chassis design to support the 2010 emissions standards.  This had a negative impact on our quarterly results but is expected to lead to significant opportunities in the future.

The Company remains financially strong with a moderate cash balance, low debt relative to our recent acquisition and an open line of credit.  The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities, as well as equity capital, as sources of expansion capital.

The current macro economic environment will make 2010 challenging, for both sales and net earnings, although the Company is well positioned to take advantage of long-term opportunities as a result of:

  Development of the next-generation commercial van in tandem with the recently announced alliance with Isuzu.  This is a big part of the Company’s investment for growth as significant levels of research and development spend on this project continues.  The new van will offer quality and durability with improved functionality and fuel economy resulting in a product that is expected to have acceptance in the market.

  Broadened reach into new market niches as demonstrated by the assembly alliance with Isuzu for the N-Gas chassis.  Spartan continues to explore opportunities to leverage its existing assembly capacity and expertise in order to increase volumes and utilize capacity.

  Design and development for a new cab and chassis to support the 2010 emissions compliant engine.  Spartan continues to invest in its future to ensure market needs and demands are met with the end customer in mind.

  The Company’s ability to react swiftly when challenges arise, as demonstrated by its recent aggressive cost realignment.  The Company also is able to respond nimbly when opportunities arise, as demonstrated with its past ramp up on defense initiatives.  Management remains focused on keeping costs aligned with sales levels and is continuing efforts to identify cost reduction opportunities.

  Strategic fabrication at Spartan Motors.  The Company believes that it can continue to improve operating margins and throughput, and reduce supply chain delays by implementing limited strategic fabrication activities at its facilities.  Phase one of this process is now complete, offering capacity and synergies for many of Spartan’s operations.

  Increased APA capabilities for all the Company’s markets, including the defense industry.  The Company continues to receive aftermarket part orders for units produced under various programs, including the Mine Resistant Ambush Protected (“MRAP”) program and the Iraqi Light Armored Vehicle (ILAV) program.

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

  Continued demand in specialty vehicles and micro-niche markets.  The Company continues to produce specialized mine-resistant variants for the U.S. and other nations’ militaries on a smaller scale, such as the ILAV, Italian Cougar Explosive Ordinance Disposal, and Special Operations Command (“SOCOM”) Independent Suspension vehicles.

  Crimson Fire’s introduction of the “Transformer” as displayed in April 2010 at the Fire Department Instructors Conference (FDIC), the largest emergency response show in North America.  The Transformer is a revolutionary new product that allows for an added 130 square feet of compartment storage space with the relocation of the pump house, a new integrated pump control system that increases flexibility for pump discharges. The “Transformer also provides new vehicle packaging solutions needed for 2010 emission engines, while improving maneuverability with its shorter wheelbase

  The Legend Series fire truck continues to generate interest and profitability for Crimson Fire and is expected to generate long-term market opportunities.  The Company unveiled the “Legend” in 2009, which is an entry-level fire truck and the first in this new series in the Crimson Fire product line.

  The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire, Road Rescue, and Utilimaster.

The following section provides a narrative discussion about the Company’s financial condition and results of operations. The comments should be read in conjunction with the Company’s Condensed Consolidated Financial Statements and related Notes thereto included elsewhere within this Form 10-Q and in conjunction with the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s actual business segment statements of operations as a percentage of sales:

For the three months ended:

	March 31, 2010				March 31, 2009

	Business Segments				Business Segments
	Spartan Chassis	EVTeam	Utilimaster*	Consolidated	Spartan Chassis	EVTeam	Consolidated
Sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of products sold	85.2%	88.6%	91.3%	86.0%	76.6%	85.1%	77.4%
Gross profit	14.8%	11.4%	8.7%	14.0%	23.4%	14.9%	22.6%
Operating expenses:
Research and development	4.7%	2.0%	4.4%	4.3%	4.3%	2.4%	4.1%
Selling, general and administrative	7.6%	6.9%	10.1%	9.5%	8.6%	10.7%	10.4%
Operating income (loss)	2.5%	2.5%	-5.8%	0.2%	10.5%	1.8%	8.1%
Other income (expense)	0.0%	-1.6%	-0.2%	-0.2%	0.0%	-1.4%	-0.1%
Earnings (loss) before taxes (credit)
on income	2.5%	0.9%	-6.0%	0.0%	10.5%	0.4%	8.0%
Taxes (credit) on income	0.9%	0.2%	-2.1%	0.0%	3.7%	0.1%	2.8%
Net earnings (loss)	1.6%	0.7%	-3.9%	0.0%	6.8%	0.3%	5.2%

* Utilimaster was acquired in November of 2009.

The Company generated an estimated annualized return on invested capital (ROIC) of 0.5% in the first quarter of 2010 compared to the ROIC of 14.0% for the same period in 2009.  The breakeven results for the quarter resulted in this reduction of ROIC.  The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders’ equity.

Quarter Ended March 31, 2010 Compared to the Quarter Ended March 31, 2009

For the three months ended March 31, 2010, consolidated sales increased $7.0 million (6.1%) compared to sales for the same period in 2009 of $115.5 million. The increase was primarily due to the addition of Utilimaster, acquired on November 30, 2009, which added $23.7 million in sales for the three months ending March 31, 2010.  Without the inclusion of Utilimaster, there would have been a decrease in sales of $16.7 million (14.5%) period-over-period.  This decrease was primarily attributable to the Spartan Chassis segment.  Driving this decrease was the reduction of specialty vehicle and APA sales to the defense industry.  There were smaller positive offsets in the motorhome and fire truck markets.  The EVTeam also showed an increase in sales of $4.9 million for the quarter ended March 31, 2010 over March 31, 2009.  Changes to the 2010 engine emission standards resulted in higher fire truck sales for the first quarter of 2010 compared to the same period of 2009.

Gross profit decreased $9.0 million (34.5%), from $26.1 million for the quarter ended March 31, 2009 to $17.1 million for the quarter ended March 31, 2010.  Consolidated gross margin decreased from 22.6% to 14.0% over the same time period.  This decrease was primarily the result of a product mix shift away from higher margin products, mostly APA and specialty vehicles to lower margin products, including motorhomes and service and delivery vehicles.  APA sales as a percentage of total sales decreased from 45.2% to 9.6% quarter–over-quarter.  Specialty vehicles sales decreased from 8.2% to 1.1%, while lower margin sales of fire truck chassis, bodies, motorhomes and Utilimaster products increased as a percentage of total sales from 46.5% to 89.3% for the same periods.

Operating expenses as a percent of sales decreased to 13.8% from 14.5% for the three month period ended March 31, 2010 compared to that of 2009.  Operating expense dollars showed an increase of $0.1 million (0.8%) over the same three month period.  This was the result of the addition of Utilimaster, which added $3.5 million in expenses, offset by expense reductions primarily at Spartan Chassis which had savings of $2.9 million (23.6%) from $12.7 million in the prior year.

The effective income tax rate was 35.0% in the first quarter of 2010 compared to 34.5% in the first quarter of 2009.  The effective tax rates for 2010 and 2009 are consistent with the applicable federal and state statutory tax rates.

Net earnings decreased $6.0 million ($0.19 per diluted share) from $6.1 million in 2009 to breakeven in 2010 as a result of the factors discussed above.

At March 31, 2010, the Company had $218.9 million in backlog, which includes Utilimaster’s backlog of $35.1 million, compared to $217.5 million at March 31, 2009, which excluded Utilimaster.  Excluding Utilimaster, the decrease in backlog period-over-period of $33.7 million is attributable to both the EVTeam of $16.8 million and Spartan Chassis of $16.5 million.  Backlog balances are negatively impacted by product mix shift toward motorhomes, aftermarket part and assemblies and service and delivery vehicles which carry shorter lead times than fire truck, ambulance and specialty vehicles.  Intercompany eliminations in the backlog make up the remaining difference between periods.  The Company anticipates filling its current backlog orders by October 2010.

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

The Company’s Segments

The Company is organized into three reportable segments, Spartan Chassis, the EVTeam, and Utilimaster which was acquired on November 30, 2009. For certain financial information related to each segment, see Note 8, Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Spartan Chassis

Income Statement Data – In Thousands	Three Months Ended March 31,
	2010		2009
	Amount	Percentage	Amount	Percentage

Sales	$78,451	100.0%	$98,150	100.0%
Cost of products sold	66,816	85.2	75,164	76.6
Gross profit	11,635	14.8	22,986	23.4
Operating expenses	9,688	12.3	12,682	12.9
Operating income	$1,947	2.5%	$10,304	10.5%

Sales decreased by $19.7 million (20.1%) in the first quarter of 2010 from $98.2 million in the same quarter of 2009.  Other product sales drove the majority of the sales decrease, with a $48.5 million (78.5%) decrease from $61.7 million to $13.2 million, quarter over quarter.  The decrease in other product sales at Spartan Chassis was primarily due to a decrease in volume of APA sales of $40.3 million (78.5%), along with a decrease in volume of specialty vehicle sales of $8.2 million (86.1%).  The decrease in specialty vehicle and APA sales was due to the decrease of defense related orders in 2010 and in the fourth quarter of the prior year, in comparison to 2009 for the same periods.  There were no changes in pricing of products sold by Spartan Chassis that had a significant impact on its financial statements when comparing year-over-year.

Offsetting the decrease in other product sales was an increase in sales volume for the motorhome product line with sales increasing $24.3 million (767.3%), from $3.2 million to $27.5 million, quarter over quarter.  The increase in motorhome chassis sales was driven by stronger industry demand, specifically orders placed by dealers replenishing depleted inventories.  The year-over-year backlog of motorhome orders increased nearly fourfold period-over-period, but remains well below levels attained in 2007 and prior.  Accordingly, 2010 production levels have been higher than they were in 2009.  We expect 2010 to remain at the current sales volume levels, not returning in the short term to the record level sales we once had.  Fire truck chassis sales also increased by $4.4 million (13.4%) from $33.2 million in the first quarter of 2009.  The increase in fire truck sales volume has been driven by the 2010 engine emission regulatory change.

Cost of products sold increased as a percent of sales from 76.6% to 85.2% due primarily to changes in sales mix.  The 2010 sales mix included a higher percentage of lower margin motorhome and fire truck chassis sales, in contrast to 2009 results which included a higher percentage of specialty vehicle and APA sales in the period.

Gross margins decreased to 14.8% of sales in the first quarter of 2010 versus 23.4% for the same quarter in 2009 due to the sales mix explained above and lower overall sales, decreasing absorption rates.

Operating expenses decreased as a percentage of sales to 12.3% for the three-month period ended March 31, 2010 compared to 12.9% for the same period of 2009.  This is primarily a result of the realignment of expenses with current sales volumes.  Operating expenses decreased $3.0 million (23.6%) quarter over quarter as incentive compensation was lower in 2010 driven by the financial results as well as lower employment levels and cost containment measures taken by management.  These were offset by continued research and development costs for the 2010 emissions compliant chassis.

Operating income decreased in the first quarter of 2010 to 2.5% of sales compared to 10.5% of sales in the same period in 2009, due primarily to the less profitable sales mix compounded by continued research and development costs, as noted above.

EVTeam

Income Statement Data –
In Thousands	Three Months Ended March 31,
	2010		2009
	Amount	Percentage	Amount	Percentage

Sales	$26,455	100.0%	$21,530	100.0%
Cost of products sold	23,499	88.6	18,317	85.1
Gross profit	3,006	11.4	3,213	14.9
Operating expenses	2,350	8.9	2,818	13.1
Operating income	$656	2.5%	$395	1.8%

A main highlight for the EVTeam was its operating income of $0.6 million for the first quarter of 2010, an increase of $0.2 million or 66% compared to first quarter of 2009.

The first quarter of 2010 marked a sales increase of $4.9 million (22.9%), from $21.5 million in the first quarter of 2009.  The 2010 emission standards that went into effect drove up sale order volume, directly affecting production and sales levels.  The backlog for the EVTeam at March 31, 2010 was $66.5 million, down 20.2% from $83.3 million at March 31, 2009 as the orders are being filled.

In addition, gross profit was lower in the first quarter of 2010 as compared to 2009 due to a large fire truck fleet order sale in 2009, which reflected the production of many units under the same design. Accordingly, efficiencies and cost savings were realized during the manufacturing of this order in 2009.  In addition, the gross margins reflected in the first quarter results of 2010 are not directly comparable to those of 2009.  This is due to the exclusion of customer supplied chassis for the large fire truck fleet sale in 2009.  This has no effect on gross profit, but has the impact of appearing to improve margins in the first quarter of 2009.  In 2010, all chassis are included in the sales and cost of products sold lines, having no impact on gross profit but driving down the gross margin comparatively.

Cost of products sold increased as a percent of sales for the three-month period ended March 31, 2010, as a result of the large fleet of sales mentioned above and the impact on the cost of sales that it had for the first quarter of 2009.  Cost of sales for 2010 increased by $5.2 million (28.3%), over the same period in 2009. Of this increase, approximately $3.8 million was driven by an increase in material cost for chassis mentioned above with the remainder due to unit volume increase in the first quarter of 2010.  Accordingly, margins for the EVTeam decreased quarter-over-quarter to 11.0% from 14.9%.

Operating expenses for three month period ended March 31, 2010 decreased by $0.5 million (16.6%) over the same period in 2009.  The 2010 decrease was driven by one time charges incurred in 2009 related to the dealer network and 2010 cost containment measures resulting in lower operational staff, marketing and travel costs.

The EVTeam experienced operating income for the first quarter 2010 which was attributable to the increased fire truck sales unit volume and the reduction in operating expenses.  The Company remains focused on maintaining and improving profitability at the EVTeam segment by:  1) strengthening the dealer distribution network, 2) streamlining the cost structure, 3) reducing carrying costs associated with inventory and accounts receivable, and 4) introducing new and innovative products.

Utilimaster

Income Statement Data – In Thousands	Three Months Ended March 31, *
	2010
	Amount	Percentage

Sales	$23,745	100.0%
Cost of products sold	21,679	91.3
Gross profit	2,066	8.7

Operating expenses	3,455	14.5

Operating income (loss)	$(1,389)	(5.8%)

* Purchased Utilimaster November 30, 2009.

Sales for the three month period ending March 31, 2010 represent typical volume levels when compared to the roughly $100 million annual revenue level historically earned by Utilimaster.  Utilimaster sales represented 19.4% of consolidated sales for the quarter ending March 31, 2010.  Backlog remained steady at $35.1 million compared to December 31, 2009 at $34.1 million.

Cost of sales as a percent of sales for the quarter were higher than typical due to warranty work and inefficiencies from a manufacturer recall.  These were partially offset by higher unit sales and higher absorption of overhead based on production rates for the three month period ended March 31, 2010.

Operating expenses were affected by the research and development costs related to the next-generation commercial van being developed with Isuzu.  Total 2010 research and development expenses related to this new product are expected to range from $2.0 million to $3.0 million and be incurred during the first half of 2010.

Financial Condition

Balance Sheet at March 31, 2010 compared to December 31, 2009

Accounts payable at March 31, 2010 increased $8.7 million (43.4%) to $28.9 million compared to the December 31, 2009 balance of $20.1 million.  The primary reason for the change is due to payment timing differences.  The Company’s offices are closed during the holiday period between Christmas Eve and New Year’s Day.  Consequently, inventory purchases in the fourth quarter of 2009 were paid prior to this holiday break and ahead of their respective due dates.  This activity drove down accounts payable at December 31, 2009 and contributed to the net change in accounts payable for the three months ended March 31, 2010.

Accrued compensation and related taxes decreased $1.3 million (24.3%) for the period ended March 31, 2010 as a direct result of the incentive compensation paid in the quarter that was accrued as of December 31, 2009.  The annual incentive compensation awards paid were driven by the 2008 results of the Company which had accrued balances remaining at December 31, 2009.  Under the incentive program, 25% of the earned amounts were to be deferred for a year causing the higher accrual balances at March 31, 2009 compared to that at March 31, 2010.

Deposits from customers decreased $3.7 million (30.5%) for the period ended March 31, 2010, as orders were completed and shipped in the first quarter of 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flow Summary	Quarter Ended March 31,
	2010	2009
Cash provided by (used in):
Operating activities	$10,162	$15,136
Investing activities	(1,239)	(793)
Financing activities	(23,019)	(860)
Net increase (decrease) in cash and cash equivalents
	$(14,096)	$13,483

Through March 31, 2010, cash and cash equivalents decreased by $14.1 million to a balance of $4.4 million.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the three months ended March 31, 2010, cash generated by operating activities was $10.2 million, which was a $4.9 million decrease from the $15.1 million of cash generated in operating activities for the three months ended March 31, 2009.  The $10.2 million of cash generated in 2010 was driven largely by the increase in accounts payable for the period generating $8.7 million in cash while the decrease in inventories provided $2.2 million in cash.  Inventory balances did not change materially, as initiatives to draw inventory levels down to those consistent with current sale volumes were offset by the increase associated with the 2010 transitional engines.  In the first quarter of 2009, there were larger sources of cash from accounts receivable which generated $4.6 million in cash compared to only $0.6 million in 2010.  The decrease in trade accounts receivable in 2009 reflected the increased sales in the fourth quarter of 2008, primarily due to the completion of a large-scale defense vehicle contract in 2008. Another source of cash in the first quarter of 2009 was customer deposits for approximately $1.3 million, which was a use of cash in 2010.  See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the quarter ended March 31, 2009.  Also see the “Consolidated Statements of Cash Flows” contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the years.

Cash used in investing activities of $1.2 million in the first quarter of 2010 increased by $0.4 million over 2009, reflecting additional purchases of property, plant and equipment which were mostly additional purchases at Utilimaster not included in the first quarter 2009 results.  In 2010, the Company expects to incur capital expenditures in the range of $6.0 million to $8.0 million for new strategic initiatives, including the capitalization of assets related to the next generation commercial van, development of a 2010 emissions compliant chassis, along with needed operational improvements or replacement of existing property, plant and equipment.

Cash used by financing activities increased in 2010 driven by beginning higher debt levels as a result of the acquisition of Utilimaster, and management’s aggressive efforts to pay down the related incremental debt incurred.   A net use of cash for the quarter was $23.0 million compared to the $0.9 million used in the same quarter of 2009.

Working Capital
	March 31, 2010	December 31, 2009

Current assets	$165,097	$182,113
Current liabilities	70,508	65,023
     Working capital
	$94,589	$117,090

The Company’s working capital decreased $22.5 million from $117.1 million at December 31, 2009 to $94.6 million at March 31, 2010.  The primary influence on the change was the drop in cash and inventory of $14.1 and $2.3 million, respectively, while accounts payable increased $8.7 million and customer deposits decreased by $4.3 million, for the reasons detailed above.

Shareholders’ equity decreased $1.1 million, from $180.5 million as of December 31, 2009 to $179.4 million as of March 31, 2010. The decrease was driven by $1.6 million in dividends declared and the remaining offset due to continued amortization of stock incentives for restricted stock previously granted.

Contingent Obligation

In connection with the acquisition of Utilimaster (see Note 2, Acquisition Activities, for further details), the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, the Company has recorded an estimated fair value of the future consideration to be $1.5 million based upon the likelihood of the payments, discounted to March 31, 2010.  The Company believes that it has sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, the Company entered into a three-year unsecured revolving credit facility under which it may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 6, Debt in the “Notes to Condensed Consolidated Statements,” contained in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of March 31, 2010, the Company had drawn $7.0 million on this line, carrying an interest rate of 2.56%.

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

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions.  The agreements prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At March 31, 2010, the Company was in compliance with all debt covenants.

The Company has one secured mortgage note of which $1.0 million was outstanding at March 31, 2010.  The mortgage note carries a fixed rate of 3.00% payable in monthly installments (for principal and interest) of $6,933, with the balance due on July 1, 2010.  The mortgage note is secured by real estate and buildings and is expected to be paid off when it matures.

There were capital lease obligations outstanding of approximately $0.3 million as of March 31, 2010 due and payable over the next four years.

Retired Debt

  In October 2008, the Board of Directors approved a restructuring of its revolving note payable with JP Morgan Chase Bank.  The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the facility.  As of November 30, 2009, the Company terminated this facility in connection with entering into a new syndicated facility detailed above
  The Company paid and retired its $10.0 million unsecured term note with JP Morgan Chase Bank N.A. carrying an interest rate of 4.70% on its maturity date of November 30, 2009.
  On November 30, 2009, the Company paid and retired its long term note with Charter One Bank of approximately $5.6 million, bearing interest at 4.99% in connection with its debt restructuring detailed above.
  An unused secured line of credit of $0.2 million was also terminated as of November 30, 2009.

  On its maturity date of March 1, 2009, a mortgage note, carrying interest at 3% and collateralized by land, was paid in full and retired.

Equity Securities

On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  The repurchase of common stock is contingent upon market conditions.  As of March 31, 2010, no shares of common stock were repurchased under the new authorization.

Dividends

On February 16, 2010, the Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.  The Company has a history of paying dividends to its shareholders for over ten years, and this dividend reflects the Board's recognition of the Company's financial strength and future prospects.

On February 17, 2009, the Board of Directors approved a special dividend of $0.03 per common share to shareholders of record on April 15, 2009 in recognition of the Company’s 2008 financial performance.  At that same meeting, regular dividends of $0.10 per share payable in the amount of $0.05 per share on May 15, 2009 and $0.05 per share on December 16, 2009 to shareholders of record on April 15, 2009 and November 16, 2009, respectively, were declared.  The aggregate amount of dividends paid in 2009 was $4.2 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010. These policies were selected because they are broadly applicable within the Company’s operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue Recognition - The Company recognizes revenue in accordance with authoritative guidelines, including those of the SEC. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer.  In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer.  On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery.  All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

Accounts Receivable - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally the Company’s assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, the Company may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Please see Note 1, General and Summary of Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets - In accordance with authoritative guidance on goodwill and other indefinite-lived intangibles assets, such assets are tested for impairment at least annually, and written down when and to the extent impaired. An interim impairment test is required if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below the carrying value.

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

The entire goodwill of the EVTeam of $2.5 million at March 31, 2010, related solely to Crimson Fire, Inc., a reporting unit of that segment.  The estimated fair value of Crimson Fire, Inc. exceeded its associated book value by 54% as of October 1, 2009, the most recent annual assessment date. Please refer to Note 4, Goodwill and Intangible Assets, in the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q for further details on the Company’s goodwill balances.

In conjunction with the recent acquisition of Utilimaster, the Company recorded $15.9 million of goodwill and $2.9 million of other indefinite-lived intangible asset for its trade name.  Authoritative guidance requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate and whether there has been any impairment of this intangible asset.  Due to the short period of time that has elapsed since the acquisition of Utilimaster, it is the Company’s assessment that there is no impairment associated with its goodwill and other indefinite-lived intangible asset at March 31, 2010.  Such assets will be evaluated for impairment at October 1, 2010, absent any unexpected events or circumstances that might indicate an earlier impairment.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.  Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions.  Other risk factors are detailed in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Warranties - The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring the Company’s obligations under the warranty agreements.  Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  See also Note 5, Warranties, of the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q, for further information regarding warranties.

EFFECT OF INFLATION

Inflation affects the Company in two principal ways. First, the Company’s revolving note payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would result in additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, the Company attempts to cover increased costs of production and capital by adjusting the prices of its products. However, the Company generally does not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as ten months, the Company has limited ability to pass on cost increases to its customers on a short-term basis. In addition, the markets served by the Company are competitive in nature, and competition limits the Company’s ability to pass through cost increases in many cases. The Company strives to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At March 31, 2010, the Company had $7.0 million of debt outstanding under its variable rate short-term and long-term debt agreements.  An increase of 1% in interest rates would not have a material adverse effect on the Company’s financial position or results of operations.  The Company does not enter into market-risk-sensitive instruments for trading or other purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Company’s control.  All information provided in response to this item consists of forward-looking statements.  Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Quarterly Report on Form 10-Q for a discussion of the limitations on the Company’s responsibility for such statements.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We acquired Utilimaster on November 30, 2009. Since the date of acquisition, we have been focusing on analyzing, evaluating and implementing changes in the procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures at Spartan Motors.

In addition, there has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except as described above with respect to Utilimaster. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Utilimaster are expected as the integration of these operations proceeds.

PART II.  OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is contingent upon market conditions.  Through March 31, 2010, no shares of common stock were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	--	--	--	1,000,000
February 1 to February 28	--	--	--	1,000,000
March 1 to March 31	--	--	--	1,000,000
Total	--	--	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.

Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2010	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.

Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.