Form 10-Q
period 2010-06-30
SPARTAN MOTORS INC
filed 2010-08-05
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2010
Common stock, $.01 par value	32,877,433 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

3

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

•

The integration of businesses or assets we have acquired or may acquire in the future, and the disposition of businesses or assets we have determined to divest, involves challenges that could disrupt our business and harm our financial condition.

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

•	Changes in relationships with major customers and suppliers could significantly affect the Company’s revenues and profits.

•	Amendments of the laws and regulations governing our businesses, or the promulgation of new laws and regulations, could have a material impact on the Company’s operations.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report.  However, this list is not intended to be all inclusive.  The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and of Part I – Item A of our Annual Report on Form 10-K for the year ended December 31, 2009, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report.  However, those risks may not be the only risks we face.  Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements.  We believe that the forward-looking statements contained in this Report are reasonable.  However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$10,065,636	$18,326,690
Accounts receivable, less allowance of $792,700
and $684,900 in 2010 and 2009, respectively	43,737,792	44,973,894
Inventories	80,325,292	96,330,325
Deferred income tax assets	6,566,709	6,566,709
Income taxes receivable	2,482,552	3,237,427
Other current assets	2,681,415	3,222,565
Other current assets from discontinued operations	8,593,013	8,481,035
Total current assets	154,452,409	181,138,645

Property, plant and equipment, net	74,537,460	77,580,611
Goodwill	18,417,696	18,404,278
Intangible assets, net	11,098,650	11,490,763
Other assets	952,272	1,040,704
Other assets from discontinued operations	-	2,647,595
TOTAL ASSETS	$259,458,487	$292,302,596

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(Continued) (Unaudited)

	June 30, 2010	December 31, 2009
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,437,388	$19,522,618
Accrued warranty	6,848,766	6,295,986
Accrued customer rebates	1,507,450	1,323,691
Accrued compensation and related taxes	4,894,817	5,410,247
Accrued vacation	1,903,934	1,783,280
Deposits from customers	5,683,105	11,571,375
Other current liabilities and accrued expenses	5,695,451	6,199,481
Current portion of long-term debt	10,106,714	11,145,823
Liabilities from discontinued operations	711,629	795,576
Total current liabilities	59,789,254	64,048,077

Other non-current liabilities	4,139,840	4,189,272
Long-term debt, less current portion	10,173,415	35,203,765
Deferred income tax liabilities	8,341,339	8,341,339

Shareholders' equity:
Preferred stock, no par value: 2,000,000	--	--
shares authorized (none issued)
Common stock, $0.01 par value; 40,000,000 shares
authorized; 32,880,261 shares and 32,894,157
shares outstanding in 2010 and 2009, respectively	328,803	328,942
Additional paid in capital	67,842,779	67,099,466
Retained earnings	108,843,057	113,091,735
Total shareholders' equity	177,014,639	180,520,143
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$259,458,487	$292,302,596

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2010	2009

Sales	$115,653,920	$118,788,488
Cost of products sold	98,184,323	94,106,597
Restructuring charges	976,978	41,581
Gross profit	16,492,619	24,640,310

Operating expenses:
Research and development	4,053,075	4,193,899
Selling, general and administrative	11,469,253	12,029,923
Restructuring charges	841,170	6,464
Operating income	129,121	8,410,024

Other income (expense):
Interest expense	(256,912)	(324,183)
Interest and other income (expense)	(132,342)	183,697
Earnings (loss) before taxes	(260,133)	8,269,538

Taxes (credit) on income	(88,041)	2,762,090
Net earnings (loss) from continuing operations	(172,092)	5,507,448

Discontinued operations:
Asset impairment	(2,400,666)	-
Loss from operations	(1,814,398)	(202,005)
Benefit from income taxes	1,777,614	72,090
Net loss from discontinued operations	(2,437,450)	(129,915)

Net earnings (loss)	$(2,609,542)	$5,377,533

Basic net earnings (loss) per share
Earnings (loss) from continuing operations	-	0.17
Earnings (loss) from discontinued operations	(0.08)	-
	$(0.08)	$0.17

Diluted net earnings (loss) per share
Earnings (loss) from continuing operations	-	0.16
Earnings (loss) from discontinued operations	(0.08)	-
	$(0.08)	$0.16

Basic weighted average common shares outstanding	32,287,000	32,587,000

Diluted weighted average common shares outstanding	32,287,000	32,934,000

Cash dividends per common shares outstanding	$0.05	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2010	2009

Sales	$233,289,613	$226,696,063
Cost of products sold	198,965,650	176,876,464
Restructuring charges	990,373	41,581
Gross profit	33,333,590	49,778,018

Operating expenses:
Research and development	8,942,055	8,795,909
Selling, general and administrative	22,590,038	23,354,226
Restructuring charges	1,005,689	6,464
Operating income	795,808	17,621,419

Other income (expense):
Interest expense	(574,495)	(648,290)
Interest and other income (expense)	(66,260)	326,619
Earnings before taxes	155,053	17,299,748

Taxes on income	56,000	5,872,984
Net earnings from continuing operations	99,053	11,426,764

Discontinued operations:
Asset impairment	(2,400,666)	-
Earnings (loss) from operations	(2,225,365)	12,581
Benefit (provision) for income taxes	1,920,180	(3,016)
Net earnings (loss) from discontinued operations	(2,705,851)	9,565

Net earnings (loss)	$(2,606,798)	$11,436,329

Basic net earnings (loss) per share
Earnings (loss) from continuing operations	-	0.35
Earnings (loss) from discontinued operations	(0.08)	-
	$(0.08)	$0.35

Diluted net earnings (loss) per share
Earnings (loss) from continuing operations	-	0.35
Earnings (loss) from discontinued operations	(0.08)	-
	$(0.08)	$0.35

Basic weighted average common shares outstanding	32,313,000	32,583,000

Diluted weighted average common shares outstanding	32,313,000	32,798,000

Cash dividends per common shares outstanding	$0.05	$0.08

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activites:
Net earnings (loss)	$(2,606,798)	$11,436,329
Adjust for loss (earnings) from discontinued operations	2,705,851	(9,565)
Earnings from continuing operations	99,053	11,426,764
Adjustments to reconcile net earnings from coninuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,514,716	3,525,785
Loss on disposal of assets	(11,463)	(8,752)
Tax benefit (expense) related to stock incentive plan transactions	510,375	(88,641)
Stock based compensation related to stock awards	1,474,931	2,205,993
Decrease (increase) in operating assets:
Accounts receivable	1,236,102	(2,657,363)
Inventories	16,005,033	(1,754,325)
Income taxes receivable	754,875	(643,400)
Other assets	541,150	529,001
Increase (decrease) in operating liabilities:
Accounts payable	2,914,770	6,798,289
Accrued warranty	552,780	(3,466,941)
Accrued customer rebates	183,759	(97,240)
Accrued compensation and related taxes	(515,430)	(5,275,811)
Accrued vacation	120,654	310,941
Deposits from customers	(5,888,270)	192,529
Other current liabilites and accrued expenses	(504,030)	801,107
Taxes on income	(471,375)	(2,872,377)
Total adjustments	22,418,577	(2,501,205)
Net cash provided by operating activities	22,517,630	8,925,559

Net cash provided from discontinued operations	(254,181)	190,232

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,085,747)	(4,363,501)
Proceeds from sale of property, plant and equipment	17,758	141,850
Acquisition of business, net of cash acquired	(13,418)	-
Net cash used in investing activities	(2,081,407)	(4,221,651)

Cash flows from financing activities:
Proceeds from long-term debt	29,024,030	-
Payments on long-term debt	(55,093,489)	1,469,329
Purchase and retirement of common stock	-	(435,425)
Use of cash from the exercise, vesting or cancellation of stock incentive awards	(221,382)	(500,841)
Cash retained (paid) related to tax impact of stock incentive plan transactions	(510,375)	88,641
Payment of dividends	(1,641,880)	(2,593,403)
Net cash used in financing activities	(28,443,096)	(1,971,699)

Net increase (decrease) in cash and cash equivalents	(8,261,054)	2,922,441
Cash and cash equivalents at beginning of period	18,326,690	12,872,147
Cash and cash equivalents at end of period	$10,065,636	$15,794,588

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Total Shareholders'
	Shares	Stock	Capital	Earnings	Equity

Balance at December 31, 2009	32,894,157	$328,942	$67,099,466	$113,091,735	$180,520,143

Issuance of common stock and the tax
impact of stock incentive plan transactions	76,710	767	(732,524)	--	(731,757)

Cancellation of restricted stock, net of issuance	(90,606)	(906)	906	--	--

Stock based compensation expense related
to restricted stock	--	--	1,474,931	--	1,474,931

Dividends declared	--	--	--	(1,641,880)	(1,641,880)

Net (loss)	--	--	--	(2,606,798)	(2,606,798)

Balance at June 30, 2010	32,880,261	$328,803	$67,842,779	$108,843,057	$177,014,639

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2010, the results of operations for the three- and six- month periods ended June 30, 2010 and 2009, and the cash flows for the six-month periods ended June 30, 2010 and 2009.

The financial results for the three- and six- month periods ended June 30, of 2010 include the financial results of Utilimaster which was acquired on November 30, 2009.  See Note 2 - Acquisition Activities for further detail.

In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, Inc. (“Road Rescue”), a wholly-owned subsidiary of the Company previously reported within the former Emergency Vehicle Team reportable segment.   For all periods presented, the operating results and assets and liabilities related to Road Rescue have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless noted otherwise. See Note 3 - Discontinued Operations for further detail.

For reporting purposes, the Company has redefined its reportable segments to be Specialized Vehicles, and Delivery and Service Vehicles.  Reportable segments are identified based on differences in products, services and markets served and how the chief decision makers utilize financial data and make decisions to allocate resources.  More detailed information about the reporting segments can be found at Note 9 - Business Segments.

The results of operations for the six-month period ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at June 30, 2010 and December 31, 2009.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  The changes include the breakout of the discontinued operations, restructuring charges and the redefined reportable segments.

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

The Company expects the acquisition of Utilimaster will further diversify its revenue stream through new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market, add fabrication and vehicle body expertise, benefit from Utilimaster’s strong brand, market share position, and solid customer base, and create opportunities to leverage future growth in the Company’s chassis business.

This acquisition was accounted for using the purchase method of accounting and the purchase price, estimated at $44.5 million, was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired included a trade-name, a project in development, customer relationships, backlog and certain non-compete agreements.  The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired (which approximated $15.9 million) was recorded as goodwill. The Company has recorded an estimate for contingent consideration related to performance based earn-out payments per the Merger Agreement, valued in accordance with accounting guidance for business combinations and updated to its fair value at June 30, 2010 which approximates $1.7 million.

Included in the Company’s three- and six- month periods ended June 30, 2010 results are net sales of $22.5 million and $46.2 million, and a net loss from operations of $1.5 million and $2.4 million, respectively, from Utilimaster.  See Note 9 - Business Segments, for further detail on Utilimaster’s second quarter and year to date 2010 results.

NOTE 3 – DISCONTINUED OPERATIONS

As described in Note 1 - General and Summary of Accounting Policies, in June 2010 the Company’s Board of Directors decided to discontinue the operations of Road Rescue and hold the assets for sale.  The exit of the Road Rescue operations was driven by the realignment of cost structure and a focus on areas of the business that generate profitable market share.   Exiting this business will allow the Company to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core operations.

The Company is in the process of pursuing a potential sale of Road Rescue.  In the event Road Rescue is not sold, the Company plans to complete production of existing sales orders over the course of the next several months not to exceed a year.  As a result of the decision to hold Road Rescue for sale, certain assets and liabilities were reclassified as assets and liabilities associated with discontinued operations.  Certain assets were adjusted to their estimated fair value and

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 – DISCONTINUED OPERATIONS (continued)

associated exit costs incurred were recorded, in accordance with FASB Codification related to “Impairment or Disposal of Long-Lived Assets” and “Exit or Disposal Obligations”.  The following assets and liabilities have been segregated and included in assets from discontinued operations or liabilities from discontinued operations, as appropriate, in the consolidated balance sheets in accordance with FASB Codification related to “Discontinued Operations”:

	June 30, 2010	December 31, 2009

Accounts recievable, net	$1,656,726	$1,403,343
Inventories	5,490,591	6,071,198
Other current assets including property, plant and equipment carried at $800,135 and $0 in 2010 and 2009, respectively	1,445,696	1,006,494
Other current assets from discontinued operations	$8,593,013	$8,481,035

Property, plant and equipment, net	-	2,647,595
Other assets from discontinued operations	$-	$2,647,595

Accounts payable	$1,781,266	$614,212
Accrued warranty	895,700	395,700
Taxes on income	(2,988,000)	(974,713)
Other accrued expenses	1,022,663	760,377
Liabilities from discontinued operations	$711,629	$795,576

Road Rescue’s second quarter 2010 pre-tax loss includes asset impairment charges of $2.4 million, including a $1.7 million write-down in the book value of the building used by Road Rescue to its estimated fair value, and exit costs of $0.7 million for a total of $3.1 million.  The following table details the results of discontinued operations reported in the Condensed Consolidated Statements of Income:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Sales	$4,742,844	$5,480,635	$9,624,509	$13,070,682
Earnings (loss) before taxes	(4,215,064)	(202,005)	(4,626,031)	12,581
Net earnings (loss)	(2,437,450)	(129,915)	(2,705,851)	9,565

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4 – INVENTORIES

Inventories are summarized as follows

	June 30,	December 31,
	2010	2009

Finished goods	$13,686,263	$16,618,586
Work in process	17,176,729	13,637,612
Raw materials and purchased components	53,918,109	68,927,084
Obsolescence and slow-moving reserves	(4,455,809)	(2,852,957)

	$80,325,292	$96,330,325

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  These engines amounted to approximately $13.0 million and $22.4 million at June 30, 2010 and December 31, 2009, respectively.  As of June 30, 2010, customer deposits related to these engines approximate $3.2 million.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $12.5 million and $12.8 million at June 30, 2010 and December 31, 2009, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The Company acquired Utilimaster on November 30, 2009.  See Note 2 - Acquisition Activities, for further details related to this acquisition.  The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the short period of time that has elapsed since the acquisition of Utilimaster, it is the Company’s assessment that the goodwill at Utilimaster is not impaired.  The goodwill at Utilimaster will be evaluated as part of the next annual assessment which will occur as of October 1, 2010, unless there is a triggering event that would necessitate an earlier evaluation. For the six months ended June 30, 2010, the Company recorded an immaterial goodwill adjustment related to agreed-upon net working capital pursuant to the Merger Agreement.

	Goodwill by Segment
	Specialty Vehicles	Delivery & Service Vehicles	Total
Balance as of December 31, 2009	$2,457,028	$15,947,250	$18,404,278
Adjustment	--	13,418	13,418
Balance as of June 30, 2010	$2,457,028	$15,960,668	$18,417,696

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS (continued)

In conjunction with the acquisition of Utilimaster, the Company acquired other intangible assets, besides goodwill.  Prior to this acquisition, the only other recorded intangible was the goodwill related to the Crimson Fire, Inc. reportable unit.  The Company recorded $392,114 of intangible asset amortization expense in the six months ended June 30, 2010.  The amortizable intangible assets are being amortized over their remaining lives consistent with the pattern of economic benefits estimated to be received.  The product development project intangible acquired with Utilimaster will be amortized on a similar basis once it has been completed, which is estimated to be in late 2011.   The intangible asset related to non-compete agreements is being amortized on a straight-line basis, while the other intangible assets, except for the trade name which has an indefinite life, are being amortized based on the pattern of estimated after-tax operating income generated.

The following table provides information regarding the Company’s other intangible assets, all of which were acquired as part of the Utilimaster acquisition:

	Weighted-	As of June 30, 2010
	average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

National account customer relationships	20	$5,480,000	$112,218	$5,367,782
Product development project	20	1,860,000	--	1,860,000
Other customer relationships	6	690,000	50,244	639,756
Non-compete agreements	6	400,000	38,888	361,112
Backlog	Less than 1	320,000	320,000	--
Trade name	indefinite	2,870,000	--	2,870,000
Total

		$11,620,000	$521,351	$11,098,650

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
Remaining 2010	$152,113
2011	519,389
2012	711,236
2013	778,190
2014	758,055
Thereafter	5,309,667
$8,228,650

NOTE 6 - WARRANTIES

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 – WARRANTIES (continued)

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision and liability to reflect actual experience.  The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  The estimates for military vehicles were adjusted during the second quarter of 2009 to reflect actual experience specific to these vehicles, whereas prior estimates were based on the Company’s actual experience with commercial vehicles due to the limited availability of vehicle specific data.  This adjustment resulted in a net reduction of the warranty liability of approximately $1.4 million in 2009 and is included in the “changes in liability for pre-existing warranties” below.

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

Changes in the Company’s warranty liability were as follows for the six months ended June 30:

	2010	2009
Balance of accrued warranty at January 1	$6,295,986	$7,880,239
Warranties accrued during the period	1,914,992	995,895
Cash settlements made during the period	(2,741,413)	(2,277,671)
Changes in liability for pre-existing warranties
during the period, including expirations	1,379,201	(2,185,165)
Balance of accrued warranty at June 30	$6,848,766	$4,413,298

Warranty accrued during the six month period ended of June 30, 2010 includes approximately $1.3 million related to Utilimaster, which was acquired on November 30, 2009.  Of the warranties issued during the period, $460,000 was from Utilimaster that would not have been present in the corresponding period of 2009.

Changes in pre-existing warranties accrued during the period were driven up compared to the respective period of 2009 primarily due to the $1.4 million positive adjustment related to the military vehicles recorded in 2009 as detailed above.  For the current six month period, the overall product sales mix shifted toward products which experience higher warranty claims than those sold in same period of 2009.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 – DEBT

Long-term debt consists of the following:

	June 30, 2010	December 31, 2009
Line of credit revolver (1)	$5,000,000	$30,000,000
Notes payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments at 4.93%. Unsecured debt.	10,000,000	10,000,000
Principal due December 1, 2016 with quarterly interest only payments at 5.46%. Unsecured debt.	5,000,000	5,000,000
Mortgage note payable to Brandon Revolving Loan Foundation:
Due with monthly installments of $6,933 including interest at 3% paid during 2010. Collateralized by building.	--	1,033,394
Capital lease obligations (2)	280,129	316,194
Total debt	20,280,129	46,349,588
Less current portion of long-term debt	(10,106,714)	(11,145,823)
Total long-term debt	$10,173,415	$35,203,765

The long-term debt due is as follows: $51,226 in 2011; $5,046,218 in 2012; $50,359 in 2013; $25,612 in 2014; $5,000,000 in 2015 and thereafter.

(1)

The Company’s primary line of credit is a $70.0 million unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.  Borrowings on this line amounted to $5.0 million, with net available borrowings of $65.0 million, at June 30, 2010.  The applicable borrowing rate was 2.63% at June 30, 2010.

(2)

The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $56,198 in 2010, $101,742 in 2011, $46,218 in 2012, $50,359 in 2013 and $25,612 in years thereafter.

As of November 30, 2009, the Company entered into a private shelf agreement with Prudential Investment Management, Inc.  This agreement allowed the Company to borrow up to $45.0 million to be issued in $5.0 million minimum increments.  The interest rate for any draws will be determined based on applicable rates at the time of issuance.  The Company had $15.0 million of private placement notes outstanding as of June 30, 2010 and December 31, 2009 with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At June 30, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2.5 million. As of June 30, 2010 the balance outstanding was $1,010,000 and as of December 31, 2009 the balance outstanding was $997,500.

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

At June 30, 2010, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses.  In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 9 - BUSINESS SEGMENTS

In 2009 and prior periods, the Company segregated its operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster.  During the second quarter of 2010, resulting from a change in the Company’s strategic focus by its chief decision makers, it began reporting based on two new segments: Delivery and Service Vehicles, consisting of Utilimaster, and Specialty Vehicles, which consists of the Company’s fire truck chassis, motorhome chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies.  The segment financials have been conformed to reflect the change in reportable segments for all periods presented.

The Delivery and Service Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  The Specialty Vehicle segment consists of Crimson Fire, Crimson Fire Aerial and Spartan Chassis.  This segment engineers and manufactures emergency response chassis, motorhome chassis, as well as fire truck bodies, defense vehicles and aftermarket parts and assemblies.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertains to capital assets and debt maintained at the corporate level and within discontinued operations.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - BUSINESS SEGMENTS (continued)

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended June 30, 2010
(amounts in thousands of dollars) (1)
	Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$39,196	$-	$-	$39,196
Fire truck body sales	11,588	-	-	11,588
Motorhome chassis sales	20,809	-	-	20,809
Utilimaster product sales	-	22,464	-	22,464
Other product sales:
Vehicles	8,677	-	-	8,677
Aftermarket parts and assemblies	12,920	-	-	12,920

Sales	$93,190	$22,464	$-	$115,654

Interest expense	$328	$20	$(91)	$257
Depreciation and amortization expense	1,244	901	594	2,739
Taxes (credit) on income	1,492	(850)	(730)	(88)
Net earnings (loss) from continuing operations	2,058	(1,474)	(756)	(172)
Net loss from discontinued operations	-	-	(2,438)	(2,438)
Net earnings (loss)	2,058	(1,474)	(3,194)	(2,610)
Segment assets	140,287	61,374	57,797	259,458

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - BUSINESS SEGMENTS (continued)

Three Months Ended June 30, 2009
(amounts in thousands of dollars) (1)
	Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$38,618	$-	$-	$38,618
Fire truck body sales	14,408	-	-	14,408
Motorhome chassis sales	2,331	-	-	2,331
Utilimaster product sales	-	-	-	-
Other product sales:
Vehicles	11,399	-	-	11,399
Aftermarket parts and assemblies	52,032	-	-	52,032

Sales	$118,788	$-	$-	$118,788

Interest expense	$337	-	$(13)	$324
Depreciation and amortization expense	1,183	-	610	1,793
Taxes (credit) on income	3,836	-	(1,074)	2,762
Net earnings (loss) from continuing operations	7,015	-	(1,508)	5,507
Net loss from discontinued operations	-	-	(130)	(130)
Net earnings (loss)	7,015	-	(1,637)	5,378
Segment assets	197,817	-	71,485	269,302

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

Six Months Ended June 30, 2010
(amounts in thousands of dollars) (1)
	Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$76,888	$-	$-	$76,888
Fire truck body sales	27,028	-	-	27,028
Motorhome chassis sales	48,321	-	-	48,321
Utilimaster product sales	-	46,209	-	46,209
Other product sales:
Vehicles	10,003	-	-	10,003
Aftermarket parts and assemblies	24,841	-	-	24,841

Sales	$187,081	$46,209	$-	$233,290

Interest expense	$704	$67	$(196)	$575
Depreciation and amortization expense	2,473	1,854	1,188	5,515
Taxes (credit) on income	2,417	(1,352)	(1,009)	56
Net earnings (loss) from continuing operations	4,302	(2,403)	(1,800)	99
Net loss from discontinued operations	-	-	(2,706)	(2,706)
Net earnings (loss)	4,302	(2,403)	(4,506)	(2,607)
Segment assets	140,287	61,374	57,797	259,458

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

 SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9 - BUSINESS SEGMENTS (continued)

Six Months Ended June 30, 2009
(amounts in thousands of dollars) (1)
	Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$71,867	$-	$-	$71,867
Fire truck body sales	24,166	-	-	24,166
Motorhome chassis sales	5,503	-	-	5,503
Utilimaster product sales	-	-	-	-
Other product sales:
Vehicles	20,917	-	-	20,917
Aftermarket parts and assemblies	104,243	-	-	104,243

Sales	$226,696	$-	$-	$226,696

Interest expense	$658	-	$(10)	$648
Depreciation and amortization expense	2,315	-	1,211	3,526
Taxes (credit) on income	7,486	-	(1,613)	5,873
Net earnings (loss) from continuing operations	13,651	-	(2,224)	11,427
Net loss from discontinued operations	-	-	9	9
Net earnings (loss)	13,651	-	(2,215)	11,436
Segment assets	197,817	-	71,485	269,302

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

NOTE 10 – RESTRUCTURING CHARGES

During 2010, the Company has undergone restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.  Restructuring charges incurred in the six months ended June 30, 2010 were $2.0 million consisting of compensation related costs of $1.0 million and changes in reserves for inventory of $1.0 million.  Aggressive efforts were taken to reduce working capital needs particularly with aftermarket parts and assembly inventory.  There was a focus and strategic selection of parts and related volumes to carry which entailed some discounting of inventory in order to achieve the desired specific on-hand levels.

Restructuring charges affecting cost of products sold amounted to $1.0 million for the three- and six-month periods ended June 30, 2010.  Restructuring charges impacting operating expenses for the three- and six-month periods ended June 30, 2010 amounted to $0.8 million and $1.0 million respectively. The following table provides a summary of the compensation related charges incurred through the three- and six-month period ended June 30, 2010 and the related outstanding balances to be paid out in relation to those expenses.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – RESTRUCTURING CHARGES (continued)

Severance
Balance as of Jan 1, 2010	$-

Accrual for severance	177,914

Payments made in period	(18,778)

Balance March 31, 2010	159,136

Accrual for severance	843,650

Payments made in period	(127,739)

Balance remaining to be paid as of June 30, 2010	$875,047

Excluding all restructuring costs incurred, adjusted operating income was 1.7% and 1.2% of sales while adjusted earnings per share were $0.03 and $0.04 for the three- and six-month periods ended June 30, 2010, respectively.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures; adjusted earnings per share and adjusted operating income are not measurements of financial performance under GAAP and should not be considered as an alternative to earnings per share or operating income under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted earnings per share and adjusted operating income, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following two tables reconcile operating income to adjusted operating income and earnings per share from continuing operations to adjusted earnings per share from continuing operations  for the periods indicated.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 – RESTRUCTURING CHARGES (continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Operating income (000s)	$129	$8,410	$796	$17,621
Add back: restructuring charges	1,818	48	1,996	48
Adjusted operating income	1,947	8,458	2,792	17,669
Adjusted operating income as a percent of sales	1.7%	7.1%	1.2%	7.8%

Earnings per share from continuing operations – diluted	$-	$0.16	$-	$0.35
Add back: restructuring charges	0.03	-	0.04	-
Adjusted earnings per share from continuing operations – diluted	$0.03	$0.16	$0.04	$0.35

Restructuring charges included in the Condensed Consolidated Statements of Income for the six months ended June 30, 2010 and broken down by segment as follows:

	Specialty Vehicles	Delivery & Service Vehicles	Total

Accrual for severance	$379,535	$642,029	$1,021,564

Asset impairment	974,498	-	974,498

Totals thru June 30, 2010	$1,354,033	$642,029	$1,996,062

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. The Company has five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania (“Crimson Aerials”); Utilimaster Holdings, Inc. located in Wakarusa, Indiana (“Utilimaster”); and the recently announced discontinued operations of Road Rescue, Inc., located in Marion, South Carolina (“Road Rescue”).  Spartan Chassis, Crimson and Crimson Aerials make up the Company’s Specialty Vehicles segment and Utilimaster comprises the Delivery & Service Vehicles segment. The Company’s brand names, Spartan™, Crimson Fire™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leading designer, engineer and manufacturer of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on the Company’s chassis. Crimson specializes in engineering and manufacturing of emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of specialty vehicle products.  The Company has an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium specialty vehicles, vehicle components, and services that inspire customer loyalty.  The Company’s diversification across several sectors creates numerous opportunities while minimizing overall risk.  Additionally, the Company’s business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Recent Acquisition

Consistent with the Company’s strategy to further diversify its business operations, the Company acquired Utilimaster on November 30, 2009, as more fully described in Note 2 - Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements in this Form 10-Q and more so in the Company’s Form 10-K filed for the year ended December 31, 2009.  The Company expects the acquisition of Utilimaster will further diversify its revenue stream into new markets that offer growth potential which are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American delivery and service market; add fabrication and vehicle body expertise; benefit from Utilimaster’s strong brand, market share position, and solid customer base; and create opportunities to leverage future growth in the Company’s chassis business.

Discontinued Operations

In June 2010, the Company’s Board of Directors approved a plan to exit the operations of Road Rescue to focus on more profitable markets and invest in strategic growth initiatives.

For all periods presented, the operating results and assets and liabilities related to Road Rescue have been classified as discontinued operations.  Road Rescue’s second quarter 2010 loss from operations, of $2.4 million, includes asset impairment charges and exit costs totaling $3.1 million, including a $1.7 million write-down in book value of the building used by Road Rescue to its estimated fair value. See Note 3 – Discontinued Operations, in the Condensed Consolidated Financial Statements for further details related to this activity and it’s impact on the reported periods’ results.

Segment Reporting Change

In 2010, as a result of the Company’s strategic restructuring, the internal financial reporting was realigned, and the Company began reporting financial performance on two primary segments – Delivery and Service Vehicles, and Specialty Vehicles.  The Delivery and Service Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  The Specialty Vehicles segment consists of the Company’s emergency response chassis, motorhome chassis, defense  vehicles, fire truck bodies and aftermarket parts and assemblies.  Reportable segments are identified based on differences in products, services and markets served and how the chief decision makers utilize financial data and make decisions to allocate resourcesThe segment disclosures have been restated for all periods presented to reflect the new 2010 internal reporting structure.  See Note 9 – Business Segments, in the Condensed Consolidated Financial Statements for further descriptions of these segments.

Financial Highlights

Even though the Company reported a loss in the current quarter, there were several significant accomplishments.  The Specialty Vehicles segment made a net profit of $2.1 million during the quarter as motorhome and fire truck sales remained strong.  This quarter’s results also reflect Spartan’s continued investment in strategic long-term growth, as one time research and development charges of $1.2 million in the quarter ($3.0 million year to date) were invested in two significant new product introductions: the next generation commercial van (“NGCV”), and several new cab and chassis designs to support the 2010 emissions standards.  This had a negative impact on our quarterly results but is expected to lead to significant opportunities in the future. During the quarter of 2010, results from continuing operations included $1.8 million in restructuring charges (or $0.03 cents per share, net of tax) related to realigning the business to current level and mix of revenues.  Additionally, the Company was able to continue to improve the strength of its balance sheet and improve cash flow by reducing inventory balances and improving the accounts receivable turns. This activity allowed the pay down of all the incremental debt incurred from the Utilimaster acquisition and reduce interest expense.

The Company remains financially strong with a moderate cash balance, very low debt relative to the recent acquisition and an open line of credit.  The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities as a source of any needed expansion capital.

The current macro economic environment will make 2010 challenging, for both sales and net earnings, although the Company is well positioned to take advantage of long-term opportunities as a result of:

•

Development of the NGCV in tandem with the recently announced alliance with Isuzu.  This is a big part of the Company’s investment for growth into the delivery and service market, as significant levels of research and development spend on this project continues.  The new van will offer quality and durability with improved functionality and fuel economy resulting in a product that is expected to have high acceptance in this market.

•

A broadened reach into new market niches as demonstrated by the assembly alliance with Isuzu for the N-Gas chassis.  Spartan continues to explore opportunities to leverage its existing assembly capacity and expertise in order to increase volumes and utilize capacity.

•

The design and development for new cab and chassis to support the 2010 emissions compliant engine.  Spartan continues to invest in its future to ensure market needs and demands are met with the end customer in mind.

•

The Company’s improved ability to react swiftly when challenges arise, as demonstrated by its recent aggressive cost realignment.  The Company also is able to respond nimbly when opportunities arise, as demonstrated with its past ramp up on defense initiatives.  Management remains focused on keeping costs aligned with sales levels and is continuing efforts to identify cost reduction opportunities.

•

Strategic fabrication at Spartan Motors.  The Company believes that it can continue to improve operating margins and throughput, and reduce supply chain delays by implementing limited strategic fabrication activities at its facilities.  Phase one of this process is now complete, offering capacity and synergies for many of Spartan’s operations.

•

Increased APA capabilities for all the Company’s markets, including the defense industry.  The Company continues to receive aftermarket part orders for units produced under various programs, including the Mine Resistant Ambush Protected (“MRAP”) program and the Iraqi Light Armored Vehicle (ILAV) program.  In addition, the Company has been awarded multiple sub-contract orders to support the production of advanced tactical vehicles under the Medium Mine Protected Vehicle (MMPV) program.

•

The realization of synergies in connection with the acquisition of Utilimaster on November 30, 2009, including the achievement of purchasing leverage for raw materials and other supplies and enhanced joint research and development efforts.

•

The Company’s diversified business model.  The Company believes the major strength of its business model is market diversity and customization, with a solid foundation in emergency rescue, as well as delivery and service vehicles.  The emergency rescue market is relatively less affected by geo-political events compared to the recreational vehicle and the military markets.  The delivery and service vehicle market is an early-cycle industry, complimentary to the late-cycle emergency rescue industry. The Company intends to continue to pursue additional areas that build on its core competencies in order to further diversify its business.

•

Continued demand in specialty vehicles and micro-niche markets.  The Company continues to produce specialized mine-resistant variants for the U.S. and other nations’ militaries on a smaller scale, such as the ILAV and Special Operations Command (“SOCOM”) Independent Suspension vehicles.

•

Crimson Fire’s introduction of the “Transformer” as displayed at the April 2010 Fire Department Instructors Conference (FDIC), the largest emergency response show in North America.  The Transformer is a revolutionary new product that allows for an added 130 square feet of compartment storage space with the relocation of the pump house, a new integrated pump control system that increases flexibility for pump discharges. The “Transformer” also provides new vehicle packaging solutions needed for 2010 emission engines, while improving maneuverability with its shorter wheelbase.

•

The Legend Series fire truck continues to generate interest and profitability for Crimson Fire and is expected to generate long-term market opportunities.  The Company unveiled the “Legend” in 2009, an entry-level fire truck and the first in this new series in the Crimson Fire product line.

•	The growing strength of the Spartan brands, including Spartan, Crimson Fire and Utilimaster.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s actual business segment statements of operations as a percentage of sales.  The Delivery and Service segment reflects the Utilimaster operations which were acquired in the fourth quarter of 2009.

For the three months ended:

	June 30, 2010			June 30, 2009
	Business Segments			Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Consol- idated	Specialty Vehicles	Delivery & Service Vehicles	Consol- idated

Sales	100.0%	100.0%	100.0%	100.0%	--	100.0%
Cost of products sold	83.3%	91.4%	84.9%	79.3%	--	79.3%
Restucturing charges	1.1%	--	0.8%	--	--	--
Gross Profit	15.6%	8.6%	14.3%	20.7%	--	20.7%
Operating expenses:
Research and development	3.4%	4.0%	3.5%	3.5%	--	3.5%
Selling, general and administrative	7.9%	11.6%	9.9%	7.8%	--	10.1%
Restructuring charges	0.2%	2.9%	0.8%	--	--	--
Operating income (loss)	4.1%	-9.9%	0.1%	9.4%	--	7.1%
Other income (expense)	-0.3%	-0.5%	-0.3%	-0.3%	--	-0.1%
Earnings (loss) before taxes (credit)	3.8%	-10.4%	-0.2%	9.1%	--	7.0%
Taxes (credit)	1.6%	-3.8%	--	3.2%	--	2.4%
Discontinued operations	--	--	-2.1%	--	--	-0.1%
Net earnings (loss)	2.2%	-6.6%	-2.3%	5.9%	--	4.5%

For the six months ended:

	June 30, 2010			June 30, 2009
	Business Segments			Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Consol- idated	Specialty Vehicles	Delivery & Service Vehicles	Consol- idated

Sales	100.0%	100.0%	100.0%	100.0%	--	100.0%
Cost of products sold	83.8%	91.3%	85.3%	78.0%	--	78.0%
Restucturing charges	0.5%	--	0.4%	--	--	--
Gross Profit	15.7%	8.7%	14.3%	22.0%	--	22.0%
Operating expenses:
Research and development	3.8%	4.2%	3.8%	3.9%	--	3.9%
Selling, general and administrative	7.8%	10.9%	9.8%	8.5%	--	10.3%
Restructuring charnges	0.2%	1.4%	0.4%	--	--	--
Operating income (loss)	3.9%	-7.8%	0.3%	9.6%	--	7.8%
Other income (expense)	-0.3%	-0.3%	-0.3%	-0.2%	--	-0.2%
Earnings (loss) before taxes (credit)	3.6%	-8.1%	--	9.4%	--	7.6%
Taxes (credit) on income (loss)	1.3%	-2.9%	--	3.3%	--	2.6%
Discontinued operations	--	--	-1.1%	--	--	--
Net earnings (loss)	2.3%	-5.2%	-1.1%	6.1%	--	5.0%

The Company generated an estimated annualized return on invested capital (ROIC) of 0.5% in the second quarter of 2010 compared to the ROIC of 12.5% for the same period in 2009.  The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders’ equity.

Quarter Ended June 30, 2010 Compared to the Quarter Ended June 30, 2009

For the three months ended June 30, 2010, consolidated sales decreased $3.1 million (2.6%) compared to sales for the same period in 2009 of $118.8 million. The decrease was primarily due to the Specialty Vehicles segment as there was a reduction of APA, specialty vehicles and fire truck bodies.  This reduction was partially offset in the Delivery and Service Vehicles segment with the addition of Utilimaster which was acquired on November 30, 2009.  This segment added $22.5 million to sales for the three months ended June 30, 2010.

Gross profit decreased $8.1 million (33.1%), from $24.6 million for the quarter ended June 30, 2009 to $16.5 million for the quarter ended June 30, 2010.  Consolidated gross margin decreased from 20.7% to 14.3% over the same time period.  This decrease was primarily the result of a product mix shift away from higher margin products, mostly APA and specialty vehicles to lower margin products including motorhomes and delivery and service vehicles.

Operating expenses as a percent of sales increased to 14.2% from 13.6% for the three month period ended June 30, 2010 compared to that of 2009.  Operating expense dollars showed an increase of $0.1 million (0.8%) over the same three month period.  This was the result of the addition of Utilimaster which added $4.2 million in expenses in 2010.  There were operating expense reductions in the Specialty Vehicles segment, as described below, and at the corporate level of $1.2 million in aggregate primarily related to a reduction in stock award expense year-over-year.  Included in operating expenses, for the quarter ended June 30, 2010, were restructuring charges of $0.8 million adding an additional 0.8% of expense as a percent of sales to the quarter ended June 30, 2010.  Also included in the quarter ended June 30, 2010 were additional research and development costs of $1.2 million related to the NGCV product development and redesign of the cab and chassis for the 2010 compliant engine.

The effective income tax rate was 33.8% in the second quarter of 2010 compared to 33.4% in the second quarter of 2009. The slight increase in the effective tax rate is partially attributable to the expiration of federal research and development income tax credits as of December 31, 2009.  In addition, the Company incurred higher state income taxes because of sales level fluctuations in jurisdictions where sales occurred, and a reduction in certain state reserves for uncertain tax positions recorded in the prior year.

The Company incurred a loss, net of applicable taxes, from continuing operations of ($0.2 million) for the three months ended June 30, 2010, which was a reduction in earnings of $5.7 million when compared to the same period in 2009 of $5.5 million.  Driving the loss for the three months ended June 30, 2010 were the factors mentioned above.

Discontinued operations for the three months ending June 30, 2010 generated a loss of ($2.4 million), compared to ($0.1 million) for the same quarter in 2009.  During the second quarter of 2010, this operation included impairment charges and exit related costs totaling $3.1 million or $1.8 million, net of tax.

Net earnings for the three months ended June 30, decreased $8.0 million ($0.24 per diluted share) from $5.4 million in 2009 to a net loss of $2.6 million in 2010 as a result of the factors discussed above.

At June 30, 2010, the Company had $205.7 million in backlog, which includes Utilimaster’s backlog of $43.3 million, compared to $150.1 million at June 30, 2009, which excluded Utilimaster.  Excluding Utilimaster, there was an increase in backlog period-over-period of $12.3 million which is attributable to motorhome, specialty vehicle and APA increases year-over-year.  Backlog balances are negatively impacted by a product mix shift toward motorhomes, APA and delivery and service vehicles which carry shorter lead times than fire truck, ambulance and specialty vehicles.  Intercompany orders are eliminated from the backlog dollars presented.  The Company anticipates filling its current backlog orders by April 2011.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, this has not been a major factor in the past.  Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales.  Accordingly, a comparison of backlog from period-to-period is not necessarily indicative of eventual actual shipments.

Six Months Ended June 30, 2010 Compared to the Six Months Ended June 30, 2009

For the six months ended June 30, 2010, consolidated sales increased $6.6 million (2.9%) compared to sales for the same period in 2009 of $226.7 million. The increase was primarily due to the addition of Utilimaster, acquired on November 30, 2009, which added $46.2 million in sales for the six months ending June 30, 2010.  Without the inclusion of Utilimaster, there would have been a decrease in sales of $39.6 million (17.5%) period-over-period.  This decrease was primarily attributable to the Specialty Vehicles segment.  Driving this decrease was the reduction of specialty vehicle and APA sales to the defense industry for the six month period ended June 30, 2010 when compared to June 30, 2009.

Gross profit decreased $16.4 million (33.0%), from $49.8 million for the six months ended June 30, 2009 to $33.3 million for the same period in 2010.  Consolidated gross margin decreased from 22.0% to 14.3% over the same time period.  This decrease was primarily the result of a product mix shift away from higher margin APA and specialty vehicle products to lower margin motorhome and delivery and service vehicles.  Included in cost of products sold for the six month period ended June 30, 2010 were restructuring charges of $1.0 million.  These restructuring charges diminished gross profit and margins in the period.

Operating expenses as a percent of sales decreased to 14.0% from 14.2% for the six month period ended June 30, 2010 compared to that of 2009.  Operating expense dollars showed an increase of $0.4 million (1.2%) over the same six month period.  The increase was driven by the recent addition of Utilimaster, which added $7.6 million in operating expense.  In the current six month period there were also one time charges associated with restructuring of $1.0 million and $3.0 million associated with research and development.  Both of these charges were not present in the comparative period of 2009.  The investment in research and development pertained to the NGCV project within the Delivery and Service Vehicles segment and the redesign of the cab and chassis related to the 2010 compliant engine within the Specialty Vehicles segment.

The effective income tax rate was 36.1% in the first six months of 2010 compared to 34.0% in 2009.  The increase in the effective tax rate is partially attributable to the expiration of federal research and development income tax credits as of December 31, 2009. In addition, the Company incurred higher state income taxes because of sales level fluctuations in jurisdictions where sales occurred, and a reduction in certain state reserves for uncertain tax positions recorded in the prior year.

Earnings from continuing operations were $0.1 million for the six month period ended June 30, 2010 compared to $11.4 million for the same period in 2009.

Discontinued operations showed a net loss of $2.7 million for the six months ended June 30, 2010, compared with breakeven results in the same period of 2009.  During 2010, this discontinued operation included impairment charges and exit related costs totaling $1.8 million, net of tax.

Net earnings for the six months ended June 30, decreased $14.0 million ($0.43 per diluted share) from $11.4 million in 2009 to a net loss of $2.6 million as a result of the factors discussed above.

The Company’s Segments

The Company is organized into two reportable segments, Specialty Vehicles and Delivery & Service Vehicles. For certain financial information related to each segment, see Note 9 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles

Income Statement Data
in thousands	Three Months Ended June 30,				Six Months Ended June 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	93,190	100.0%	118,788	100.0%	187,081	100.0%	226,696	100.0%
Cost of products sold	77,650	83.3%	94,106	79.3%	156,766	83.8%	176,876	78.0%
Restructuring charges	990	1.1%	42	0.0%	990	0.5%	42	0.0%
Gross profit	14,550	15.6%	24,640	20.7%	29,325	15.7%	49,778	22.0%

Operating expense	10,524	11.3%	13,488	11.3%	21,632	11.6%	28,116	12.4%
Restructuring charges	199	0.2%	6	0.0%	364	0.2%	6	0.0%
Operating Income	3,827	4.1%	11,146	9.4%	7,329	3.9%	21,656	9.6%

Comparison of the Six Month Periods Ended June 30

Sales decreased by $39.6 million (17.5%) in the first six months of 2010 from $226.7 million in the same period of 2009.  APA and specialty vehicles drove the majority of the sales decrease with a $10.9 million (52.2%) and a $79.9 million (77.3%) decrease, respectively, period-over-period.  The decreases in APA and specialty vehicle sales were driven by a decrease in defense related orders in 2010 in comparison to 2009 with the completion of orders shipped under the Mine Resistant Ambush Protected (“MRAP”) program.  The completion of the MRAP program drove down corresponding APA unit sales in periods succeeding that period.  There were no changes in pricing of products sold by Spartan Chassis that had a significant impact on its financial statements when comparing these periods.

Offsetting the decrease in other product sales detailed above was a large increase in sales volume for motorhomes of $42.8 million.  In addition, sales increased in fire truck chassis and fire truck bodies period-over-period by $7.9 million.  The increase in motorhome chassis sales was driven by stronger industry demand, specifically orders placed by dealers replenishing depleted inventories, while fire truck chassis and body sales were driven by demand in advance of the 2010 engine emission regulatory change.  The year-over-year backlog of motorhome orders increased nearly 93.5% period-over-period, but remains well below levels attained in 2007 and prior.  However, 2010 production levels have been higher than they were in 2009.  We expect the second half of 2010 to be slightly lower than the first half due to dealer stock replenishment in the first half of the year.

Total cost of products sold, including restructuring charges, increased as a percent of sales from 78.0% in 2009 to 84.3% in 2010 due primarily to changes in sales mix and partially due to the restructuring charges.  The 2010 sales mix included a higher percentage of lower margin motorhome and fire truck chassis and fire truck body sales, in contrast to 2009 results which included a higher percentage of APA and specialty vehicle sales in the period.

Gross margins decreased to 15.7% of sales in the first six months of 2010 versus 22.0% for the same period in 2009 due to the sales mix explained above and lower overall sales, decreasing absorption rates.

Total operating expenses, including restructuring charges, decreased as a percentage of sales to 11.8% for the six-month period ended June 30, 2010 compared to 12.4% for the same period of 2009.  This is primarily a result of the restructuring efforts previously taken to align operating expenses with current and near term sales volumes.  Operating expenses decreased $6.1 million (21.8%) period-over-period as incentive compensation was lower in 2010 driven by the financial results, as well as lower employment levels and cost containment measures taken by management.  This was offset by $1.2 million in costs associated with the continued research and development investment for the 2010 emissions compliant chassis and another $0.4 million of restructuring costs for this six month period of 2010.

Operating income decreased in the first six months of 2010 to 3.9% of sales compared to 9.6% of sales in the same period in 2009, due primarily to the less profitable sales mix compounded by continued research and development and restructuring costs noted above.

Comparison of the Three Month Periods Ended June 30

Sales decreased by $25.6 million (21.5%) in the second quarter of 2010 compared to the same period of 2009.  APA and specialty vehicles drove the majority of the sales decreases of $2.7 million (23.9%) and $39.4 million (76.2%), respectively.  In addition, fire truck bodies sales decreased $2.8 million (13.0%) over these same periods due to a large fleet sale to a single customer in 2009.  The decreases in APA and specialty vehicle sales were driven by a decrease in defense related orders with the completion of orders for the MRAP program described above.  There were no changes in pricing of products sold by Spartan Chassis that had a significant impact on its financial statements when comparing these periods.

Offsetting these sales decreases was a large $18.5 million increase in motorhome sales.  The increase in motorhome chassis sales was driven by stronger industry demand as noted above.

Gross margins decreased to 15.6% of sales in the second quarter of 2010 versus 20.7% for the same quarter in 2009 due to the sales mix explained above and lower overall sales, decreasing absorption rates.

Operating expense as a percent of sales was consistent period-over-period at 11.3%, when excluding the restructuring charges incurred in the quarter.  Operating expenses decreased $2.8 million (20.5%) period-over-period as incentive compensation was lower in 2010 driven by lower employment levels and cost containment measures taken by management.  These savings were offset by $0.6 million in costs associated with the continued research and development investment for the 2010 emissions compliant chassis and another $0.2 million of restructuring costs for this three month period of 2010.

Operating income decreased in the quarter ended June 30, 2010 compared to 2009 to 4.1% of sales compared to 9.4% of sales, due primarily to the less profitable sales mix compounded by continued research and development and restructuring costs noted above.

Delivery & Service Vehicles

Income Statement Data
in thousands
	Three Months Ended June 30, 2010		Six Months Ended June 30, 2010
	Amount	%	Amount	%
Sales	22,464	100.0%	46,209	100.0%
Cost of products sold	20,521	91.4%	42,200	91.3%
Restructuring charges	-	0.0%	-	0.0%
Gross profit	1,943	8.6%	4,009	8.7%

Operating Expenses	3,512	15.6%	6,967	15.1%
Restructuring charges	642	2.9%	642	1.4%
Operating Income	(2,211)	-9.9%	(3,600)	-7.8%

Sales for the six month period ending June 30, 2010 represent typical volume levels when compared to the roughly $110 million of sales by Utilimaster in 2009.  Utilimaster sales represented 19.8% of consolidated Company sales for this same period.  Sales for the second quarter were consistent with that of first quarter.  The Delivery and Service Vehicle’s segment backlog increased over first quarter levels by $8.2 million up to $43.3 from $35.1 million, indicating an uptick in sales volume levels expected in the second half of 2010.

Cost of products sold as a percent of sales for six months ended June 30, 2010 was 91.3% which remained consistent with that reported in the first quarter of 2010.

Operating expenses were affected by investment in research and development related to the next-generation commercial van being developed in alliance with Isuzu.  During the six months ended June 30, 2010, $1.4 million has been invested and expensed as incurred.  During the second quarter $0.6 million was expensed related to this project.  Total non-capitalizable 2010 research and development expenses related to this new product are expected to range from $2.0 million to $3.0 million. Also impacting total operating expenses in the period were restructuring charges of $0.6 million related to compensation related accruals.

Financial Condition

Balance Sheet at June 30, 2010 compared to December 31, 2009

Inventory at June 30, 2010 showed a decrease of $16 million (16.6%), down to $80.3 million compared to $96.3 million at December 31, 2009.  The largest driver of the change was the $9.4 million use of transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  The remaining difference was driven by the Company’s focus on lean manufacturing and reduction in working capital requirements, directly focusing on inventory reduction efforts.

Accounts payable at June 30, 2010 increased $2.9 million (14.9%) to $22.4 million compared to the December 31, 2009 balance of $19.5 million.  The primary reason for the change is due to payment timing differences.  The Company’s offices are closed during the holiday period between Christmas Eve and New Year’s Day.  Consequently, inventory purchases in the fourth quarter of 2009 were paid prior to this holiday break and ahead of their respective due dates.  This activity drove down accounts payable at December 31, 2009 and contributed to the net change when comparing to the balance as of June 30, 2010.

Deposits from customers decreased $5.9 million from $11.6 million to $5.7 million due to completed orders associated with the transitional engines discussed in the inventory section above.  These orders included customer deposits that were collected when the orders were originally placed.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2010, cash and cash equivalents decreased by $8.2 million to a balance of $10.1 million.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the six months ended June 30, 2010, cash generated in operating activities was $22.5 million, a $13.6 million increase from the $8.9 million of cash generated in operating activities for the six months ended June 30, 2009.  The cash generated in 2010 was driven largely by the decrease in inventory ($16.0 million), along with an increase in accounts payable ($2.9 million) and a decrease in accounts receivable ($1.2 million).  As part of management’s restructuring initiative, there was a concerted effort to reduce inventory and accounts receivable balances in order to improve the Company’s working capital position.  In addition, the usage of transitional engines ($9.4 million) originally included in the beginning inventory balance assisted in the decrease in the balance at June 30, 2010.  These sources of cash were partially offset by a decrease in customer deposits, which used cash of $5.9 million in the period, as orders for the transitional engines were filled.

Working Capital
	June 30, 2010	December 31, 2009	Change

Current assets	$154,452	$181,139	$26,687

Current liabilities	59,789	64,048	(4,259)

Working capital	$94,663	$117,091	$22,428

As a reflection of management’s efforts, the Company’s working capital decreased $22.4 million from $117.1 million at December 31, 2009 to $94.7 million at June 30, 2010.  The primary influence on the change was the drop in cash of $8.2 million used to reduce existing debt and in inventory of $16.0 million, respectively.  Accounts payable increased $2.9 million and customer deposits decreased by $5.9 million, for the reasons detailed above.  The remaining difference is primarily due to a decrease in accounts receivable of $1.2 million driven by the focused effort to drive down these balances, as noted above.

In the first six months of 2009, $6.8 million of cash was generated by an increase in accounts payable to fund the increase in inventory of which some was converted to cash within the period.  Higher inventory balances used $1.7 million in cash to support a large customer order that included several vehicles.  However, there was a larger turnover in inventory that generated cash through the sales line as depicted by the difference between the change in accounts payable compared to the change in inventory over this same period.  These sources of cash were largely offset by a decrease in accrued compensation and related taxes of $5.3 million.  This cash outflow related to the greater wage and benefit accrual in 2008, as there were higher staffing levels and incentive compensation accruals associated with the record sales in 2008.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2010.  Also see the “Consolidated Statements of Cash Flows” contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the years.

Cash used in investing activities were $2.1 million and $4.2 million in the six month periods ended June 30, 2010 and 2009, respectively.  This was a reflection of fewer purchases of property, plant and equipment in 2010.  In 2010, the Company expects to incur capital expenditures in the range of $6.0 million to $8.0 million for new strategic initiatives, including the capitalization of assets related to the NGCV, development of a 2010 emissions compliant chassis, along with needed operational improvements or replacement of existing property, plant and equipment.

Cash used in financing activities increased in 2010 compared to 2009 to $28.4 million, driven by $26.1 million of debt payments.  There was a higher debt balance at the beginning of 2010 compared to that at the beginning of 2009, as a result of the acquisition of Utilimaster in November of 2009.  In addition, there was $1.6 million in dividend payments in the six month period ended June 30, 2010 compared to $2.6 million of dividend payments in the same period of 2009.  The differential in dividend payments is a timing issue as the Board of Directors has only declared one of the typical semi-annual dividends in 2010.  By June of 2010, $0.05 per share of dividends were declared; whereas, $0.10 per share of dividends were declared by June of 2009.

Shareholders’ equity decreased $3.5 million, from $180.5 million as of December 31, 2009 to $177.0 million as of June 30, 2010. The decrease was driven by a net loss for the period of $2.6 million along with dividends paid of $1.6 million with the remaining offset due to continued amortization of stock incentives for restricted stock previously granted and other stock award transactions.

Contingent Obligation

In connection with the acquisition of Utilimaster (see Note 2 - Acquisition Activities, for further details), the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, the Company has recorded an estimated fair value of the future consideration to be $1.7 million based upon the likelihood of the payments, discounted to June 30, 2010.  The Company believes that it has sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, the Company entered into a three-year unsecured revolving credit facility under which it may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 7 - Debt in the “Notes to Condensed Consolidated Statements,” contained in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of June 30, 2010, the Company had drawn $5.0 million on this line, carrying an interest rate of 2.63%.

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

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions.  The agreements prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At June 30, 2010, the Company was in compliance with all debt covenants.

There were capital lease obligations outstanding of approximately $0.3 million as of June 30, 2010 due and payable over the next four years.

Retired Debt

•

At March 31, 2010, the Company carried one secured mortgage note of $1.0 million that was due on July 1, 2010.  As of June 30, 2010, the note had been paid in full and the secured assets were released.  The mortgage note carried a fixed rate of 3.00% payable in monthly installments (for principal and interest) of $6,933.  The mortgage note was secured by real estate and buildings.

•

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

•	The Company paid and retired its $10.0 million unsecured term note with JP Morgan Chase Bank N.A. carrying an interest rate of 4.70% on its maturity date of November 30, 2009.

•

On November 30, 2009, the Company paid and retired its long term note with Charter One Bank of approximately $5.6 million, bearing interest at 4.99% in connection with its debt restructuring detailed above.

Equity Securities

On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  The repurchase of common stock was contingent upon market conditions.  As of June 30, 2010, no shares of common stock were repurchased under the authorization, which expired on July 20, 2010.

Dividends

On February 16, 2010, the Board of Directors declared a semi-annual cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010. The Company has a history of paying dividends to its shareholders for over ten years, and this dividend reflects the Board's recognition of the Company's financial strength and future prospects. The aggregate amount of dividends paid in 2010 to date was $1.6 million.

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

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2010. These policies were selected because they are broadly applicable within the Company’s operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Accounts Receivable - The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally the Company’s assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, the Company may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Please see Note 1 - General and Summary of Accounting Policies, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 for further details.

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

The entire goodwill in the Specialized Vehicles segment of $2.5 million relates solely to Crimson Fire, Inc., an operating unit of that segment.  The estimated fair value of Crimson Fire, Inc. exceeded its associated book value by 54% as of October 1, 2009, the most recent annual assessment date. Please refer to Note 5 - Goodwill and Intangible Assets, in the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q for further details on the Company’s goodwill balances.

In conjunction with the recent acquisition of Utilimaster, the Company recorded $15.9 million of goodwill and $2.9 million of other indefinite-lived intangible asset for its trade name.  Authoritative guidance requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate and whether there has been any impairment of this intangible asset.  Due to the short period of time that has elapsed since the acquisition of Utilimaster and no unexpected material adverse events, it is the Company’s assessment that there is no impairment associated with its goodwill and other indefinite-lived intangible asset at June 30, 2010.  Such assets will be evaluated for impairment as of October 1, 2010, absent any unexpected events or circumstances that might indicate an earlier impairment.

The Company cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.   Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; and strategic decisions made in response to economic and competitive conditions.   Other risk factors are detailed in Part I Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Warranties - The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring the Company’s obligations under the warranty agreements.  Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  See also Note 6 - Warranties, of the “Notes to Condensed Consolidated Financial Statements” included in this Form 10-Q, for further information regarding warranties.

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

The Company’s primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At June 30, 2010, the Company had $5.0 million of debt outstanding under its variable rate short-term and long-term debt agreements.  An increase of 1% in interest rates would not have a material adverse effect on the Company’s financial position or results of operations.  The Company does not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We acquired Utilimaster on November 30, 2009. Since the date of acquisition, we have been focusing on analyzing, evaluating and implementing changes in the procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures at Spartan Motors.

In addition, there has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except as described above with respect to Utilimaster. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Utilimaster are expected as the integration of these operations proceeds.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

The Company's divestiture of its Road Rescue subsidiary involves challenges that could disrupt the Company's business and harm its financial condition.  In June 2010, the Company's Board of Directors approved a plan to exit from Road Rescue, Inc. ("Road Rescue"), a wholly-owned subsidiary of the Company.  The Company is in the process of identifying potential buyers for the Road Rescue business.   The Company cannot assure it will be successful in selling the Road Rescue business or even any material part of the business.  The Company has marked the assets to estimated fair market value as of June 30, 2010.  However, it may be necessary to wind down the business, which would likely result in a much lower liquidation value to the Company than would result from a sale of the business to a third party.

Even if the Company is successful in selling all or a portion of the Road Rescue business to a third party, the Company cannot assure that the net proceeds from any such sale will be consistent with the Company's current expectations.  As a result, additional losses or charges could be incurred in connection with the divestiture of this business that could materially and adversely affect the Company's results of operations or financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On July 21, 2009, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is contingent upon market conditions.  Through June 30, 2010, no shares of common stock were repurchased under this authorization.

During the quarter there were 56,897 shares delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	--	--	--	1,000,000
May 1 to May 31	1,530	$5.63	--	1,000,000
June 1 to June 30	55,367	$4.20	--	1,000,000
Total	56,897	$4.24	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.

Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2010	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
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