Form 10-Q
period 2010-09-30
SPARTAN MOTORS INC
filed 2010-11-04
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1000 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2010
Common stock, $.01 par value	32,588,829 shares

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash and cash equivalents	$16,742	$18,475
Accounts receivable, less allowance of $709 and $932	49,976	44,974
Inventories	78,451	96,330
Deferred income tax assets	6,984	6,984
Income taxes receivable	2,966	4,212
Other current assets	3,566	3,223
Other current assets from discontinued operations	-	10,562
Total current assets	158,685	184,760

Property, plant and equipment, net	72,930	77,581
Goodwill	18,418	18,404
Intangible assets, net	11,023	11,491
Other assets	1,039	1,041
TOTAL ASSETS	$262,095	$293,277

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,218	$19,523
Accrued warranty	5,738	6,296
Accrued customer rebates	1,542	1,324
Accrued compensation and related taxes	3,873	5,410
Accrued vacation	1,750	1,783
Deposits from customers	5,063	11,571
Other current liabilities and accrued expenses	6,527	6,200
Current portion of long-term debt	10,109	11,146
Liabilities from discontinued operations	-	1,770
Total current liabilities	63,820	65,023

Other non-current liabilities	4,066	4,189
Long-term debt, less current portion	5,142	35,204
Deferred income tax liabilities	8,341	8,341

Shareholders' equity:
Preferred stock, no par value: 2,000	--	--
shares authorized (none issued)
Common stock, $0.01 par value; 40,000 shares
authorized; 33,215 and 32,894 outstanding	332	329
Additional paid in capital	68,234	67,099
Retained earnings	112,160	113,092
Total shareholders' equity	180,726	180,520
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$262,095	$293,277

  See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,
	2010	2009

Sales	$120,572	$86,306
Cost of products sold	100,802	69,885
Restructuring charges	-	223
Gross profit	19,770	16,198

Operating expenses:
Research and development	4,001	3,958
Selling, general and administrative	10,400	9,077
Restructuring charges	-	550
Total operating expenses	14,401	13,585

Operating income	5,369	2,613

Other income (expense):
Interest expense	(238)	(324)
Interest and other income	305	223
Total other income (expense)	67	(101)

Earnings before taxes	5,436	2,512

	1,952	869

Net earnings from continuing operations	3,484	1,643

Net loss from discontinued operations	(167)	(894)

Net earnings	$3,317	$749

Basic net earnings (loss) per share
Earnings from continuing operations	$0.11	$0.05
Loss from discontinued operations	(0.01)	(0.03)
	$0.10	$0.02

Diluted net earnings (loss) per share
Earnings from continuing operations	$0.11	$0.05
Loss from discontinued operations	(0.01)	(0.03)
	$0.10	$0.02

Basic weighted average common shares outstanding	33,056	32,914

Diluted weighted average common shares outstanding	33,079	33,126

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

(Unaudited)

	Nine Months Ended September 30,
	2010	2009

Sales	$353,861	$313,002
Cost of products sold	299,767	246,762
Restructuring charges	990	264
Gross profit	53,104	65,976

Operating expenses:
Research and development	12,943	12,753
Selling, general and administrative	32,990	32,432
Restructuring charges	1,006	556
Total operating expenses	46,939	45,741

Operating income	6,165	20,235

Other income (expense):
Interest expense	(812)	(973)
Interest and other income	238	549
Total other income (expense)	(574)	(424)

Earnings before taxes	5,591	19,811

Taxes	2,009	6,742

Net earnings from continuing operations	3,582	13,069

Net loss from discontinued operations	(2,872)	(884)

Net earnings	$710	$12,185

Basic net earnings (loss) per share
Earnings from continuing operations	$0.11	$0.40
Loss from discontinued operations	(0.09)	(0.03)
	$0.02	$0.37

Diluted net earnings (loss) per share
Earnings from continuing operations	$0.11	$0.40
Loss from discontinued operations	(0.09)	(0.03)
	$0.02	$0.37

Basic weighted average common shares outstanding	32,961	32,678

Diluted weighted average common shares outstanding	33,043	32,892

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net earnings	$710	$12,185
Adjust for loss from discontinued operations	2,872	884
Earnings from continuing operations	3,582	13,069
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	8,127	5,294
(Gain) loss on disposal of assets	(10)	432
Tax benefit (expense) related to stock incentive plan transactions	575	(72)
Stock based compensation related to stock awards	1,983	1,703
Decrease (increase) in operating assets:
Accounts receivable	(5,002)	25,978
Inventories	17,879	2,920
Income taxes receivable	1,246	(3,061)
Other assets	(344)	1,631
Increase (decrease) in operating liabilities:
Accounts payable	9,695	(4,747)
Accrued warranty	(558)	(3,386)
Accrued customer rebates	218	85
Accrued compensation and related taxes	(1,537)	(7,016)
Accrued vacation	(33)	112
Deposits from customers	(6,508)	(3,334)
Other current liabilites and accrued expenses	328	21
Taxes on income	(868)	(308)
Total adjustments	25,191	16,252
Net cash provided by operating activities	28,773	29,321

Cash flows from investing activities:
Proceeds from the sale of discontinued operations	7,428	-
Purchases of property, plant and equipment	(3,017)	(4,915)
Proceeds from sale of property, plant and equipment	18	142
Acquisition of business - final working capital adjustment	(13)	-
Net cash provided by (used in) investing activities	4,416	(4,773)

Cash flows from financing activities:
Proceeds from long-term debt	29,194	-
Payments on long-term debt	(60,122)	(510)
Purchase and retirement of common stock	-	(435)
Issuance of stock	-	710
Use of cash from the exercise, vesting or
cancellation of stock incentive awards	(270)	(421)
Cash retained (paid) related to tax impact
of stock incentive plan transactions	(575)	72
Payment of dividends	(1,642)	(2,593)
Net cash used in financing activities	(33,415)	(3,177)

Net cash provided from (used in) discontinued operations	(1,507)	1,660

Net increase (decrease) in cash and cash equivalents	(1,733)	23,031
Cash and cash equivalents at beginning of period	18,475	12,872
Cash and cash equivalents at end of period	$16,742	$35,903

  See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands)

 (Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2009	32,894	$329	$67,099	$113,092	$180,520

Issuance of common stock and the
tax impact of stock incentive plan transactions	94	1	(846)	-	(845)

Issuance of restricted stock, net of cancellation	227	2	(2)	-	-

Stock based compensation expense
related to restricted stock	-	-	1,983	-	1,983

Dividends declared	-	-	-	(1,642)	(1,642)

Net income	-	-	-	710	710

Balance at September 30, 2010	33,215	$332	$68,234	$112,160	$180,726

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of September 30, 2010, the results of operations for the three and nine month periods ended September 30, 2010 and 2009, and the cash flows for the nine month periods ended September 30, 2010 and 2009.

The financial results for the three and nine month periods ended September 30, 2010 include the financial results of Utilimaster which was acquired on November 30, 2009.  See Note 2 - Acquisition Activities for further detail.

In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, Inc. (“Road Rescue”), a wholly-owned subsidiary of the Company previously reported within the former Emergency Vehicle Team reportable segment.  In September 2010, the Company completed the sale of substantially all of the assets of Road Rescue.  For all periods presented, the operating results and assets and liabilities related to Road Rescue that were sold have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless noted otherwise. See Note 3 - Discontinued Operations for further detail.

For reporting purposes, the Company has redefined its reportable segments to be Specialized Vehicles, and Delivery & Service Vehicles.  Reportable segments are identified based on differences in products, services and markets served and how the chief operating decision makers utilize financial data and make decisions to allocate resources.  More detailed information about the reporting segments can be found at Note 9 - Business Segments.

The results of operations for the nine month period ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at September 30, 2010 and December 31, 2009.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  The changes include the breakout of the discontinued operations, restructuring charges and the redefined reportable segments.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

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

This acquisition was accounted for using the purchase method of accounting and the purchase price of $44.5 million was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired included a trade-name, a project in development, customer relationships, backlog and certain non-compete agreements.  The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired, which approximated $15.9 million, was recorded as goodwill, which is not expected to be deductible for tax purposes. The Company has recorded an estimate for contingent consideration related to performance based earn-out payments per the Merger Agreement, valued in accordance with accounting guidance for business combinations and updated to its fair value at September 30, 2010 which approximates $1.7 million.  The year to date fair value adjustment through September 30, 2010, amounting to $0.2 million, was reflected as a charge to operating income.

Included in the Company’s results for the three and nine month periods ended September 30, 2010 are net sales of $27,616 and $73,825, and net income from operations of $25 and a net loss from operations of $2,378, respectively, from Utilimaster.  See Note 9 - Business Segments, for further detail on Utilimaster’s third quarter and year to date 2010 results.

NOTE 3 – DISCONTINUED OPERATIONS

As described in Note 1 - General and Summary of Accounting Policies, in June 2010 the Company’s Board of Directors decided to discontinue the operations of Road Rescue and hold the assets for sale.  The exit of the Road Rescue operations was driven by the realignment of the Company’s cost structure and a focus on areas of the business that generate profitable market share.   Exiting this business will allow the Company to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core operations.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

On September 20, 2010, the Company completed the sale of substantially all of the assets and related liabilities of its Road Rescue operations to an unrelated party for $8.0 million, consisting of $7,067 in cash, net of an estimated net working capital adjustment of $572 and selling costs of $361.  As a result, during the three months ended September 30, 2010 the Company recognized a pre-tax gain on sale of $545 which is recorded in the Condensed Consolidated Statements of Income under Net loss from discontinued operations.  The estimated net working capital adjustment is subject to a final adjustment expected to be completed during the Company’s fourth quarter of 2010.  The acquiring entity will not be a related party to the Company following the completion of the sale.

As a result of the decision to hold Road Rescue for sale, certain assets and liabilities were reclassified as assets and liabilities associated with discontinued operations.  Certain assets were adjusted to their estimated fair value and associated exit costs incurred were recorded, in accordance with FASB Codification related to “Discontinued Operations”.  The following assets and liabilities have been segregated and included in assets from discontinued operations or liabilities from discontinued operations, as appropriate, in the Condensed Consolidated Balance Sheet:

December 31, 2009

Accounts recievable, net	$1,403
Inventories	6,071
Property, plant and equipment, net	2,648
Other current assets	440
Assets of discontinued operations	$10,562

Accounts payable	$614
Accrued warranty	396
Other accrued expenses	760
Liabilities from discontinued operations	$1,770

For the nine months ended September 30, 2010, Road Rescue’s pre-tax loss from operations includes asset impairment charges of $2,138, including a $1,746 write-down in the book value of the building used by Road Rescue to its estimated fair value, and exit costs of $392.  Road Rescue’s pre-tax loss for the three months ended September 30, 2010 includes a reversal of $263 for exit costs accrued during the second quarter in anticipation of the shut-down of Road Rescue, which were not required due to the sale in September.  The following table details the results of discontinued operations reported in the Condensed Consolidated Statements of Income within Net loss from discontinued operations:

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Sales	$4,377	$ 3,398	$ 14,002	$ 16,469
Pre-tax loss from operations	(346)	(1,375)	(4,972)	(1,362)
Pre-tax gain on sale	545	-	545	-
Net loss	(167)	(894)	(2,872)	(884)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2010	2009

Finished goods	$13,653	$16,618
Work in process	20,707	13,638
Raw materials and purchased components	48,959	68,927
Obsolescence and slow-moving reserves	(4,868)	(2,853)

	$78,451	$96,330

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  These engines amounted to approximately $8,750 and $22,530 at September 30, 2010 and December 31, 2009, respectively.  As of September 30, 2010, customer deposits related to these engines approximate $3,151.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $11,663 and $12,854 at September 30, 2010 and December 31, 2009, respectively.

NOTE 5 - GOODWILL AND INTANGIBLE ASSETS

The Company acquired Utilimaster on November 30, 2009.  See Note 2 - Acquisition Activities, for further details related to this acquisition.  The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the short period of time that has

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

elapsed since the acquisition of Utilimaster, it is the Company’s assessment that the goodwill at Utilimaster is not impaired.  The goodwill at Utilimaster will be evaluated as part of the next annual assessment which will occur as of October 1, 2010.  For the nine months ended September 30, 2010, the Company recorded an immaterial goodwill adjustment related to agreed-upon net working capital pursuant to the Merger Agreement.

	Goodwill by Segment
	Specialty Vehicles	Delivery & Service Vehicles	Total
Balance as of December 31, 2009	$2,457	$15,947	$18,404
Adjustment	--	14	14
Balance as of September 30, 2010	$2,457	$15,961	$18,418

In conjunction with the acquisition of Utilimaster, the Company acquired other intangible assets, besides goodwill.  Prior to this acquisition, the only other recorded intangible was the goodwill related to Crimson Fire, Inc., included in the Specialty Vehicles reportable segment.  The Company recorded $468 of intangible asset amortization expense in the nine months ended September 30, 2010.  The amortizable intangible assets are being amortized over their remaining lives consistent with the pattern of economic benefits estimated to be received.  The product development project intangible acquired with Utilimaster will be amortized on a similar basis once it has been completed, which is estimated to be in late 2011.   The intangible asset related to non-compete agreements is being amortized on a straight-line basis, while the other intangible assets, except for the trade name which has an indefinite life, are being amortized based on the pattern of estimated after-tax operating income generated.

The following table provides information regarding the Company’s other intangible assets, all of which were acquired as part of the Utilimaster acquisition:

	Weighted-	As of September 30, 2010
	average Amortization Period (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

National account customer relationships	20	$5,480	$153	$5,327
Product development project	20	1,860	--	1,860
Other customer relationships	6	690	68	622
Non-compete agreements	6	400	56	344
Backlog	Less than 1	320	320	--
Trade name	indefinite	2,870	--	2,870
Total

		$11,620	$597	$11,023

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
Remaining 2010	$76
2011	520
2012	711
2013	778
2014	758
Thereafter	5,310
$8,153

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 6 - WARRANTIES

The Company’s products generally carry limited warranties based on terms that are generally accepted in the marketplace.  Some components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties.  These manufacturers’ warranties are generally passed onto the end customer of the Company’s products.

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision and liability to reflect actual experience.  The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  The estimates for military vehicles were adjusted during the second quarter of 2009 to reflect actual experience specific to these vehicles, whereas prior estimates were based on the Company’s actual experience with commercial vehicles due to the limited availability of vehicle specific data.  This adjustment resulted in a net reduction of the warranty liability of approximately $1,364 in 2009 and is included in the “changes in liability for pre-existing warranties” below.

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

Changes in the Company’s warranty liability were as follows for the nine months ended September 30:

	2010	2009
Balance of accrued warranty at January 1	$6,296	$7,880
Warranties accrued during the period	2,426	1,511
Cash settlements made during the period	(4,105)	(3,444)
Changes in liability for pre-existing warranties
during the period, including expirations	1,121	(1,453)
Balance of accrued warranty at September 30	$5,738	$4,494

Warranty accrued during the nine month period ended September 30, 2010 includes approximately $1,456 related to Utilimaster, which was acquired on November 30, 2009.  Of the warranties accrued during the period, $452 was from Utilimaster that would not have been present in the corresponding period of 2009.

Changes in pre-existing warranties accrued during the period were driven up compared to the respective period of 2009 primarily due to the $1,364 positive adjustment related to the military vehicles recorded in 2009 as detailed above.  For the current nine month period, the overall product sales mix shifted toward products which experience higher warranty claims than those sold in same period of 2009.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 7 – DEBT

Long-term debt consists of the following:

	September 30, 2010	December 31, 2009
Line of credit revolver (1)	$--	$30,000
Notes payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments at 4.93%. Unsecured debt.	10,000	10,000
Principal due December 1, 2016 with quarterly interest only payments at 5.46%. Unsecured debt.	5,000	5,000
Mortgage note payable to Brandon Revolving Loan Foundation:
Due with monthly installments of $6,933, including interest at 3%, paid during 2010.	--	1,034
Capital lease obligations (2)	251	316
Total debt	15,251	46,350
Less current portion of long-term debt	(10,109)	(11,146)
Total long-term debt	$5,142	$35,204

The long-term debt due is as follows: $20 in 2011; $46 in 2012; $50 in 2013; $26 in 2014; $5,000 in 2015 and thereafter.

(1)   The Company’s primary line of credit is a $70.0 million unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.  There was nothing outstanding on this line on September 30, 2010, therefore the net available to borrow was $70.0 million, at September 30, 2010.

(2)   The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $27 in 2010, $102 in 2011, $46 in 2012, $50 in 2013 and $26 in years thereafter.

As of November 30, 2009, the Company entered into a private shelf agreement with Prudential Investment Management, Inc.  The Company had $15.0 million of private placement notes outstanding as of September 30, 2010 and December 31, 2009 under the agreement.  The agreement allows the Company to borrow up to an additional $45.0 million to be issued in $5.0 million minimum increments.  The interest rate for any draws will be determined based on applicable rates at the time of issuance.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At September 30, 2010 and December 31, 2009, the Company was in compliance with all debt covenants.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $2.5 million. As of September 30, 2010 the balance outstanding was $1,010 and as of December 31, 2009 the balance outstanding was $998.

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

At September 30, 2010, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses.  In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 9 - BUSINESS SEGMENTS

In 2009 and prior periods, the Company segregated its operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster.  During the second quarter of 2010, resulting from a change in the Company’s strategic focus by its chief decision makers, it began reporting based on two new segments: Delivery & Service Vehicles, consisting of Utilimaster, and Specialty Vehicles, which consists of the Company’s fire truck chassis, motorhome chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies.  The segment financials have been conformed to reflect the change in reportable segments for all periods presented.

The Delivery & Service Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  The Specialty Vehicle segment consists of Crimson Fire, Crimson Fire Aerials and Spartan Chassis.  This segment engineers and manufactures emergency response chassis and motorhome chassis, as well as fire truck bodies, defense vehicles and aftermarket parts and assemblies.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertains to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended September 30, 2010

	Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$33,437	$-	$-	$33,437
Fire truck body sales	9,546	-	-	9,546
Motorhome chassis sales	21,526	-	-	21,526
Utilimaster product sales	-	27,616	-	27,616
Other product sales:
Vehicles	8,336	-	-	8,336
Aftermarket parts and assemblies	20,111	-	-	20,111

Sales	$92,956	$27,616	$-	$120,572

Interest expense	$348	$34	$(144)	$238
Depreciation and amortization expense	1,231	788	593	2,612
Taxes (credit) on income	2,354	14	(416)	1,952
Net earnings (loss) from continuing operations	4,053	25	(594)	3,484
Segment assets	128,902	73,799	59,394	262,095

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

Three Months Ended September 30, 2009

	Business Segments (1)
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$40,352	$-	$-	$40,352
Fire truck body sales	8,423	-	-	8,423
Motorhome chassis sales	11,071	-	-	11,071
Utilimaster product sales	-	-	-	-
Other product sales:
Vehicles	775	-	-	775
Aftermarket parts and assemblies	25,685	-	-	25,685

Sales	$86,306	$-	$-	$86,306

Interest expense	$310	-	$14	$324
Depreciation and amortization expense	1,242	-	526	1,768
Taxes (credit) on income	1,717	-	(848)	869
Net earnings (loss) from continuing operations	2,158	-	(515)	1,643
Segment assets	159,509	-	92,066	251,575

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

Nine Months Ended September 30, 2010

	Business Segments (1)
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$110,325	$-	$-	$110,325
Fire truck body sales	36,573	-	-	36,573
Motorhome chassis sales	69,847	-	-	69,847
Utilimaster product sales	-	73,825	-	73,825
Other product sales:
Vehicles	18,339	-	-	18,339
Aftermarket parts and assemblies	44,952	-	-	44,952

Sales	$280,036	$73,825	$-	$353,861

Interest expense	$1,051	$101	$(340)	$812
Depreciation and amortization expense	3,706	2,641	1,780	8,127
Taxes (credit) on income	4,771	(1,337)	(1,425)	2,009
Net earnings (loss) from continuing operations	8,356	(2,378)	(2,396)	3,582
Segment assets	128,902	73,799	59,394	262,095

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

Nine Months Ended September 30, 2009

	Business Segments (1)
	Specialty Vehicles	Delivery & Service Vehicles	Other	Consolidated

Fire truck chassis sales	$112,219	$-	$-	$112,219
Fire truck body sales	32,589	-	-	32,589
Motorhome chassis sales	16,574	-	-	16,574
Utilimaster product sales	-	-	-	-
Other product sales:
Vehicles	21,692	-	-	21,692
Aftermarket parts and assemblies	129,928	-	-	129,928

Sales	$313,002	$-	$-	$313,002

Interest expense	$969	$-	$4	$973
Depreciation and amortization expense	3,558	-	1,736	5,294
Taxes (credit) on income	9,203	-	(2,461)	6,742
Net earnings (loss) from continuing operations	15,808	-	(2,739)	13,069
Segment assets	159,509	-	92,066	251,575

(1)  Amounts restated retrospectively for segment reclassification and discontinued operations.

NOTE 10 – RESTRUCTURING CHARGES

During 2010, the Company has undergone restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.  Restructuring charges incurred in the nine months ended September 30, 2010 were $1,996 consisting of compensation related costs of $1,022 and changes in reserves for inventory of $974.  Of the total $1,996 in restructuring charges, $990 and $1,006 affected cost of products sold and operating expenses, respectively.  Aggressive efforts were taken to reduce working capital needs particularly with aftermarket parts and assembly inventory.  There was a focus on strategic selection of parts and related volumes to carry which entailed some discounting of inventory in order to achieve the desired specific on-hand levels.

During the three months ended September 30, 2010 there were no additional restructuring charges.  The following table provides a summary of the compensation related charges incurred through the three and nine month period ended September 30, 2010 and the related outstanding balances to be paid out in relation to those expenses:

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

Severance
Balance as of Jan 1, 2010	$-

Accrual for severance	178

Payments made in period	(19)

Balance March 31, 2010	159

Accrual for severance	844

Payments made in period	(128)

Balance June 30, 2010	$875

Accrual for severance	-

Payments made in period	(617)

Balance remaining to be paid as of September 30, 2010	$258

Excluding all restructuring costs incurred, adjusted operating income was 4.5% and 2.3% of sales while adjusted diluted earnings per share from continuing operations were $0.11 and $0.15 for the three and nine month periods ended September 30, 2010, respectively.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures; adjusted diluted earnings per share and adjusted operating income, are not measurements of financial performance under GAAP and should not be considered as an alternative to diluted earnings per share or operating income under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted diluted earnings per share and adjusted operating income, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following two tables reconcile operating income to adjusted operating income and earnings per share from continuing operations to adjusted diluted earnings per share from continuing operations for the periods indicated.

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Operating income (000s)	$5,369	$2,613	$6,165	$20,235
Add back: restructuring charges	--	773	1,996	820
Adjusted operating income	$5,369	$3,386	$8,161	$21,055
Adjusted operating income as a percent of sales	4.5%	3.9%	2.3%	6.7%

Earnings per share from continuing operations – diluted	$0.11	$0.05	$0.11	$0.40
Add back: restructuring charges, net of tax	-	0.01	0.04	0.01
Adjusted earnings per share from continuing operations – diluted	$0.11	$0.06	$0.15	$0.41

Restructuring charges included in the Condensed Consolidated Statements of Income for the nine months ended September 30, 2010 by segment are as follows:

	Specialty Vehicles	Delivery & Service Vehicles	Total

Accrual for severance	$380	$642	$1,022

Inventory impairment	974	-	974

Totals through September 30, 2010	$1,354	$642	$1,996

SPARTAN MOTORS INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share amounts)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. The Company has four wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Lancaster, Pennsylvania (“Crimson Aerials”); and Utilimaster Holdings, Inc. located in Wakarusa, Indiana (“Utilimaster”). On September 20, 2010 the Company completed the sale of substantially all of the assets and related liabilities of its Road Rescue, Inc. subsidiary, located in Marion, South Carolina (“Road Rescue”).  Spartan Chassis, Crimson and Crimson Aerials make up the Company’s Specialty Vehicles segment and Utilimaster comprises the Delivery & Service Vehicles segment. The Company’s brand names, Spartan™, Crimson Fire™, and Utilimaster™ are known for quality, value, service and innovation.

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

Discontinued Operations

In June 2010, the Company’s Board of Directors approved a plan to exit the operations of Road Rescue to focus on more profitable markets and invest in strategic growth initiatives.  On September 20, 2010 the Company completed the sale of substantially all of the assets and related liabilities of its Road Rescue operations for a sales price of $8.0 million, consisting of $7.1 million in cash, net of an estimated net working capital adjustment of $0.6 million and selling costs of $0.3 million.

For all periods presented, the operating results and assets and liabilities related to Road Rescue have been classified as discontinued operations.  Road Rescue’s loss from operations of $2.9 million for the first nine months of 2010 includes a gain on sale of approximately $0.5 million and asset impairment charges and exit costs totaling $3.1 million, including a $1.7 million write-down in book value of the building used by Road Rescue to its estimated fair value. The final sales price and resulting gain on sale are subject to a final working capital adjustment, which the Company expects to be finalized in the fourth quarter of 2010.  See Note 3 – Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details related to this activity and its impact on the reported periods’ results.

Segment Reporting Change

In 2010, as a result of the Company’s strategic restructuring, the internal financial reporting was realigned, and the Company began reporting financial performance on two primary segments – Delivery & Service Vehicles, and Specialty Vehicles.  The Delivery & Service Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  The Specialty Vehicles segment consists of the Company’s emergency response chassis (“ER chassis”), motorhome chassis, defense vehicles, fire truck bodies (“ER bodies”) and aftermarket parts and assemblies (“APA”).  Reportable segments are identified based on differences in products, services and markets served and how the chief decision makers utilize financial data and make decisions to allocate resources.  The segment disclosures have been restated for all periods presented to reflect the new 2010 internal reporting structure.  See Note 9 – Business Segments, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further descriptions of these segments.

Financial Highlights

The Company reported net income in the current quarter, and there were several significant accomplishments.  The Specialty Vehicles and Delivery & Service Vehicles segments both accomplished a net profit during the quarter as motorhome chassis and APA sales remained strong and sales in the Delivery & Service Vehicle segment increased.  This quarter’s results also reflect Spartan’s continued investment in strategic long-term growth, as one time research and development charges of $1.0 million in the quarter ($3.9 million year to date) were invested in two significant new product introductions: the next generation commercial vehicle (“NGCV”), and several new cab and chassis designs to support the 2010 emissions standards.  Although they had a negative impact on our quarterly results the Company is expecting this investment to lead to significant opportunities in the future.  Additionally, the Company was able to continue to provide cash from operations with the help of reduced inventory balances. This has allowed the Company to pay off the entire balance of the line of credit revolver during the current quarter, which in turn has reduced interest expense incrementally through the year.

The Company remains financially strong with a moderate cash balance, low debt relative to the recent acquisition and an open line of credit.  The Company believes that it can best carry out its long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under the Company’s credit facilities as a source of any needed expansion capital.

The current macro economic environment will make the remainder of 2010 and 2011 challenging, for both sales and net earnings, although the Company is well positioned to take advantage of long-term opportunities as a result of:

•

The relocation of the Company’s Crimson Aerials operations into a more efficiently laid out facility that will improve operating performance and allow expansion into the major apparatus refurbishment business.

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

•	The introduction of the 75 foot “Legend” aerial, which expands the Legend product line for 2010 and introduces a very cost competitive truck in the large “75 foot” segment of the aerial market.

•

Development of the NGCV in tandem with the recently announced alliance with Isuzu.  This is a big part of the Company’s investment for growth into the delivery and service market, as significant levels of research and development spending on this project continues.  The new van will offer quality and durability with improved functionality and fuel economy resulting in a product that is expected to have high acceptance in this market.

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

24

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

•

The Company’s diversified business model.  The Company believes the major strength of its business model is market diversity and customization, with a solid foundation in emergency response, as well as delivery and service vehicles.  The delivery and service vehicle market is an early-cycle industry, complementary to the late-cycle emergency response industry. The Company intends to continue to pursue additional areas that build on its core competencies in order to further diversify its business.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s actual business segment statements of operations as a percentage of sales.  The Delivery & Service Vehicles segment reflects the Utilimaster operations which were acquired in the fourth quarter of 2009.

For the three months ended:

	September 30, 2010			September 30, 2009
	Business Segments			Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Consolidated	Specialty Vehicles	Delivery & Service Vehicles	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	--	100.0%
Cost of products sold	82.6%	86.8%	83.6%	81.0%	--	81.0%
Restructuring charges	0.0%	--	0.0%	0.2%	--	0.2%
Gross Profit	17.4%	13.2%	16.4%	18.8%	--	18.8%
Operating expenses:
Research and development	3.1%	4.0%	3.3%	4.5%	--	4.5%
Selling, general and administrative	7.1%	9.3%	8.6%	9.4%	--	10.6%
Restructuring charges	0.0%	0.0%	0.0%	0.1%	--	0.7%
Operating income (loss)	7.2%	-0.1%	4.5%	4.8%	--	3.0%
Other income (expense)	-0.3%	0.2%	0.0%	-0.3%	--	-0.1%
Earnings before taxes	6.9%	0.1%	4.5%	4.5%	--	2.9%
Taxes	2.5%	0.0%	1.6%	2.0%	--	1.0%
Discontinued operations	--	--	-0.1%	--	--	-1.0%
Net earnings	4.4%	0.1%	2.8%	2.5%	--	0.9%

For the nine months ended:

	September 30, 2010			September 30, 2009
	Business Segments			Business Segments
	Specialty Vehicles	Delivery & Service Vehicles	Consolidated	Specialty Vehicles	Delivery & Service Vehicles	Consolidated

Sales	100.0%	100.0%	100.0%	100.0%	--	100.0%
Cost of products sold	83.4%	89.7%	84.7%	78.8%	--	78.8%
Restucturing charges	0.4%	--	0.3%	0.1%	--	0.1%
Gross Profit	16.2%	10.3%	15.0%	21.1%	--	21.1%
Operating expenses:
Research and development	3.5%	4.1%	3.7%	4.1%	--	4.1%
Selling, general and administrative	7.6%	10.2%	9.3%	8.8%	--	10.4%
Restructuring charges	0.1%	0.9%	0.3%	--	--	0.2%
Operating income (loss)	5.0%	-4.9%	1.7%	8.2%	--	6.4%
Other income (expense)	-0.3%	-0.1%	-0.1%	-0.2%	--	-0.1%
Earnings (loss) before taxes (credit)	4.7%	-5.0%	1.6%	8.0%	--	6.3%
Taxes (credit) on income (loss)	1.7%	-1.8%	0.6%	2.9%	--	2.1%
Discontinued operations	--	--	-0.8%	--	--	-0.3%
Net earnings (loss)	3.0%	-3.2%	0.2%	5.1%	--	3.9%

The Company generated an estimated annualized return on invested capital (ROIC) of 7.6% in the third quarter of 2010 compared to the ROIC of 3.8% for the same period in 2009.  The Company defines ROIC as operating income, less taxes, on an annualized basis, divided by total shareholders’ equity.

Quarter Ended September 30, 2010 Compared to the Quarter Ended September 30, 2009

For the three months ended September 30, 2010, consolidated sales increased $34.3 million, or 39.7%, compared to sales for the same period in 2009 of $86.3 million. The increase was primarily due to the Delivery & Service Vehicles segment, which was acquired on November 30, 2009 and was not included in the third quarter 2009 results.  For the quarter ended September 30, 2010, this business added an additional $27.6 million in sales.  Excluding the Delivery & Service Vehicles segment, sales increased $6.7 million, or 7.7%, compared to sales for the same period in 2009.  Contributing to this increase for the current period was motorhome chassis and specialty chassis sales, which together were up $18.0 million from the same period in 2009.  Partially offsetting the increases made in the current period were declines in sales revenue from ER chassis, ER bodies and APA sales year over year.

Gross profit increased $3.6 million, or 22.0%, from $16.2 million for the quarter ended September 30, 2009 to $19.8 million for the quarter ended September 30, 2010.  Consolidated gross margin decreased from 18.8% to 16.4% over the same time period.  This decrease was primarily the result of a product mix shift away from higher margin products, mostly APA, ER chassis and ER bodies, to lower margin products including motorhome chassis and delivery and service vehicles.

Operating expenses as a percent of sales decreased to 11.9% from 15.8% for the three month period ended September 30, 2010 compared to that of 2009.  Operating expense dollars showed an increase of $0.8 million, or 6.0%, over the same three month period in 2009.  The increase was largely the result of the addition of Utilimaster which added $3.7 million in expenses in 2010.  The increase from Utilimaster was partially offset by operating expense reductions in the Specialty Vehicles segment, as described below.  Also included in the quarter ended September 30, 2010 were additional research and development costs of $1.0 million related to the NGCV product development and redesign of the cab and chassis for the 2010 emissions compliant engine.  Included in operating expenses for the quarter ended September 30, 2009 were restructuring charges of $0.5 million, or 0.6% of sales.  During the three month period ended September 30, 2010 the Company did not incur any restructuring charges that would have impacted operating expenses.

The effective income tax rate was 35.9% in the third quarter of 2010 compared to 34.6% in the third quarter of 2009. The increase in the effective tax rate is attributable to the expiration of federal research and development income tax credits as of December 31, 2009 and a reduction in certain state reserves for uncertain tax positions recorded in the prior year.

The Company produced income, net of applicable taxes, from continuing operations of $3.5 million for the three months ended September 30, 2010, which was an increase in earnings of $1.9 million when compared to the same period in 2009 of $1.6 million.  Driving the income for the three months ended September 30, 2010 were the factors mentioned above.

Discontinued operations for the three months ending September 30, 2010 generated a net loss of $0.2 million, compared to a net loss of $0.9 million for the same quarter in 2009.  The results for the third quarter of 2010 include a pre tax gain on the sale of Road Rescue of $0.5 million.

Net earnings for the three months ended September 30 2010, increased $2.6 million, or $0.08 per diluted share, from $0.7 million in 2009 to $3.3 million in 2010 as a result of the factors discussed above.

At September 30, 2010, the Company had $172.6 million in backlog, which includes Utilimaster’s backlog of $39.0 million, compared to $145.3 million at September 30, 2009, which excluded Utilimaster.  Excluding Utilimaster, there was a decrease in backlog period-over-period of $11.7 million, which is mainly attributable to ER chassis and ER bodies backlog decreases year-over-year.  Backlog balances have been negatively impacted by a product mix shift toward motorhome chassis, APA and delivery and service vehicles which carry shorter lead times than ER Chassis, ER bodies and specialty vehicles.  Intercompany orders are eliminated from the backlog dollars presented.  The Company anticipates filling its current backlog orders by March 2011.

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

Nine Months Ended September 30, 2010 Compared to the Nine Months Ended September 30, 2009

For the nine months ended September 30, 2010, consolidated sales increased $40.9 million or 13.1% compared to sales for the same period in 2009 of $313.0 million. The increase was primarily due to the addition of Utilimaster, acquired on November 30, 2009, which added $73.8 million in sales for the nine months ended September 30, 2010.  Without the inclusion of Utilimaster, there would have been a decrease in sales of $33.0 million or 10.5% period-over-period.  This decrease was primarily attributable to the Specialty Vehicles segment.  Driving this decrease was the reduction of APA sales to the defense industry for the nine month period ended September 30, 2010 when compared to the nine month period ended September 30, 2009.

Gross profit decreased $12.9 million or 19.5%, from $66.0 million for the nine months ended September 30, 2009 to $53.1 million for the same period in 2010.  Consolidated gross margin decreased from 21.1% to 15.0% over the same time period.  This decrease was primarily the result of a product mix shift away from higher margin APA products to lower margin motorhome chassis and delivery and service vehicles.  Included in cost of products sold for the nine month period ended September 30, 2010 were restructuring charges of $1.0 million.  These restructuring charges diminished gross profit and margins in the period.

Operating expenses as a percent of sales decreased to 13.3% from 14.7% for the nine month period ended September 30, 2010 compared to that of 2009.  Operating expense dollars showed an increase of $1.2 million or 2.6% over the same nine month period.  The increase was driven by the addition of Utilimaster, which added $11.3 million in operating expense.  In the current nine month period there were one time charges associated with restructuring of $1.0 million, and $3.9 million associated with research and development.  Offsetting these increases were reductions in wages and related costs due to reduced staffing levels along with lower incentive compensation, driven by the financial results, as well as cost containment measures taken by management.  Excluding Utilimaster, operating expenses decreased $10.1 million, or 22.0%, for the nine month period ended September 30, 2010 compared to that of 2009.

In the comparative period of 2009 the Company incurred $0.5 million in restructuring charges and had minimal cost associated with research and development.  The investment in 2010 for research and development pertained to the NGCV project within the Delivery & Service Vehicles segment and the redesign of the cab and chassis related to the 2010 emissions compliant engine within the Specialty Vehicles segment.

The effective income tax rate was 35.9% in the first nine months of 2010 compared to 34.0% in 2009.  The increase in the effective tax rate is partially attributable to the expiration of federal research and development income tax credits as of December 31, 2009 and a reduction in certain state reserves for uncertain tax positions recorded in the prior year.

Earnings from continuing operations were $3.6 million for the nine month period ended September 30, 2010 compared to $13.1 million for the same period in 2009.

Discontinued operations showed a net loss of $2.9 million for the nine months ended September 30, 2010, compared with a net loss of $0.9 million in the same period of 2009.  During 2010, this discontinued operations included impairment charges and exit related costs totaling $2.0 million, net of tax.

Net earnings for the nine months ended September 30, 2010 decreased $11.5 million, or $0.35 per diluted share, from $12.2 million in 2009 to $0.7 million in 2010 as a result of the factors discussed above.

The Company’s Segments

The Company is organized into two reportable segments, Specialty Vehicles and Delivery & Service Vehicles. For certain financial information related to each segment, see Note 9 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles

Income Statement Data
in thousands	Three Months Ended September 30,				Nine Months Ended September 30,
	2010		2009		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%
Sales	92,956	100.0%	86,306	100.0%	280,036	100.0%	313,002	100.0%
Cost of products sold	76,821	82.6%	69,884	81.0%	233,586	83.4%	246,761	78.8%
Restructuring charges	-	0.0%	223	0.2%	990	0.4%	264	0.1%
Gross profit	16,135	17.4%	16,199	18.8%	45,460	16.2%	65,977	21.1%

Operating expense	9,463	10.2%	11,987	13.9%	31,095	11.1%	40,102	12.9%
Restructuring charges	-	0.0%	120	0.1%	364	0.1%	126	0.0%
Operating Income	6,672	7.2%	4,092	4.8%	14,001	5.0%	25,749	8.2%

Comparison of the Three Month Periods Ended September 30

Sales increased by $6.7 million, or 7.7% in the third quarter of 2010 compared to the same period of 2009.  Motorhome chassis and specialty vehicles drove the majority of the sales increase, contributing $10.5 million and $7.6 million increases, respectively.  Offsetting these increases were decreases in sales of ER chassis, ER bodies and APA where sales decreased a consolidated $11.4 million over the same period in 2009.  The decreases in APA sales were driven by a decrease in defense related orders with the completion of orders for the MRAP program described above.  There were no changes in pricing of products sold by the Company’s Specialty Vehicles segment that had a significant impact on its financial statements when comparing these periods.

Gross margins decreased to 17.4% in the third quarter of 2010 versus 18.8% for the same quarter in 2009 due to the sales mix explained above.

Operating expense as a percent of sales dropped considerably period-over-period to 10.2% for the three months ended September 30, 2010, from 14.0% in the prior year period.  Operating expenses decreased $2.6 million or 21.8% period-over-period.  The decrease was due to lower incentive compensation expense in 2010 driven by lower employment levels, and cost containment measures taken by management.  These savings were partially offset by $0.2 million in costs associated with the continued research and development investment for the 2010 emissions compliant chassis for the three months ended September 30, 2010.

Operating income increased in the quarter ended September 30, 2010 compared to 2009 to 7.2% of sales compared to 4.8% of sales, due primarily to the decrease in operating expenses noted above.

Comparison of the Nine Month Periods Ended September 30

Sales decreased by $33.0 million, or 10.5% in the first nine months of 2010 from $313.0 million in the same period of 2009.  APA and specialty vehicles drove the majority of the sales decrease with decreases of $85.0 million, or 65.4% and $3.4 million or 15.5%, respectively.  The decreases in APA and specialty vehicle sales were driven by a decrease in defense related orders in 2010 in comparison to 2009 with the completion of orders shipped under the Mine Resistant Ambush Protected (“MRAP”) program.  The completion of the MRAP program drove down corresponding APA unit sales in periods succeeding that period.  There were no changes in pricing of products sold by the Company’s Specialty Vehicle segment that had a significant impact on its financial statements when comparing these periods.

Offsetting the decrease in other product sales detailed above was a large increase in sales volume for motorhome chassis of $53.3 million.  In addition, sales increased in ER chassis and ER bodies period-over-period by $2.1 million.  The increase in motorhome chassis sales was driven by stronger industry demand, specifically orders placed by dealers replenishing depleted inventories, while ER chassis and ER body sales were driven by demand in advance of the 2010 engine emission regulatory change.  The year-over-year backlog of motorhome chassis orders increased 36.1%, but remains well below levels attained in 2007 and prior.  However, 2010 production levels have been higher than they were in 2009.  We expect the fourth quarter of 2010 to be slightly lower than the third quarter due to dealer stock replenishment earlier in the year.

Total cost of products sold, including restructuring charges, increased as a percent of sales from 78.9% in 2009 to 83.8% in 2010 due primarily to changes in sales mix, as well as the additional restructuring charges of $0.7 million over what was taken during the same period in 2009.  The 2010 sales mix included a higher percentage of lower margin motorhome chassis and ER chassis and ER body sales, in contrast to 2009 results which included a higher percentage of APA sales in the period.

Gross margins decreased to 16.2% of sales in the first nine months of 2010 versus 21.1% for the same period in 2009 due to the sales mix explained above and lower overall sales, decreasing absorption rates.

Total operating expenses, including restructuring charges, decreased as a percentage of sales to 11.2% for the nine-month period ended September 30, 2010 compared to 12.9% for the same period of 2009.  This reduction is a result of the restructuring efforts previously taken to align operating expenses with current and near term sales volumes.  Operating expenses decreased $8.8 million, or 21.8% period-over-period due to lower incentive compensation in 2010 driven by the financial results, as well as lower employment levels and cost containment measures taken by management.  This was offset by $1.7 million in costs associated with the continued research and development investment for the 2010 emissions compliant chassis and another $0.4 million of restructuring costs for this nine month period of 2010.

Operating income decreased in the first nine months of 2010 to 5.0% of sales compared to 8.2% of sales in the same period in 2009, due primarily to the less profitable sales mix, compounded by continued research and development and restructuring costs noted above.

Delivery & Service Vehicles

Income Statement Data
(in thousands)
	Three Months Ended September 30, 2010		Nine Months Ended September 30, 2010
	Amount	%	Amount	%
Sales	27,616	100.0%	73,825	100.0%
Cost of products sold	23,981	86.8%	66,181	89.6%
Restructuring charges	-	0.0%	-	0.0%
Gross profit	3,635	13.2%	7,644	10.4%

Operating Expenses	3,658	13.3%	10,625	14.4%
Restructuring charges	-	0.0%	642	0.9%
Operating Income	(23)	-0.1%	(3,623)	-4.9%

Sales for the nine month period ending September 30, 2010, on an annualized basis, are comparable to the roughly $110 million of sales by Utilimaster in 2009.  Utilimaster sales represented 20.9% of consolidated Company sales for this same period.  Sales for the third quarter increased by $5.2 million over sales reported in the second quarter.  The Delivery & Service Vehicle’s segment backlog decreased by $4.3 million from $43.3 million in the second quarter of 2010 to $39.0 million in the third quarter of 2010.  This backlog decrease is the result of an increase in sales volume levels for the third quarter of 2010.

Cost of products sold as a percent of sales for nine months ended September 30, 2010 was 89.6% which was an improvement over the 91.3% that was reported through the first six months of 2010.  Improvements are attributed to increased production rates which led to increased overhead absorption in the three months ended September 30 2010.

Operating expenses were affected by investment in research and development related to the next-generation commercial vehicle being developed in alliance with Isuzu.  During the first nine months of 2010, $2.3 million has been invested and expensed as incurred.  During the third quarter of 2010 $0.8 million was expensed related to this project.  Total non-capitalizable 2010 research and development expenses related to this new product are expected to range from $2.0 million to $3.0 million.

Financial Condition

Balance Sheet at September 30, 2010 compared to December 31, 2009

Inventory at September 30, 2010 showed a decrease of $17.8 million, or 18.5%, to $78.5 million compared to $96.3 million at December 31, 2009.  The largest driver of the change was the $13.8 million use of transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  The remaining difference was driven by the Company’s focus on lean manufacturing and reduction in working capital requirements, directly focusing on inventory reduction efforts.

Accounts payable at September 30, 2010 increased $9.7 million, or 49.7%, to $29.2 million compared to the December 31, 2009 balance of $19.5 million.  This change is due to increased levels of production at the Delivery & Service Vehicles segment which experienced an increase of $5.9 million, with the remainder being payment timing differences from year end compared to September 30.  The Company’s offices are closed during the holiday period between Christmas Eve and New Year’s Day.  Consequently, inventory purchases in the fourth quarter of 2009 were paid prior to this holiday break and ahead of their respective due dates.  This activity drove down accounts payable at December 31, 2009 and contributed to the net change when comparing to the balance as of September 30, 2010.

Deposits from customers decreased $6.5 million, from $11.6 million to $5.1 million, due to the completion of orders associated with the transitional engines discussed in the inventory section above.  These orders included customer deposits that were collected when the orders were originally placed.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2010, cash and cash equivalents decreased by $1.7 million to a balance of $16.7 million.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the nine months ended September 30, 2010, cash generated in operating activities was $28.8 million, a $0.5 million decrease from the $29.3 million of cash generated in operating activities for the nine months ended September 30, 2009.  The cash generated in 2010 was driven largely by the decrease in inventory of $17.8 million, along with an increase in accounts payable of $9.7 million, and income from continuing operations of $3.6 million.  As part of management’s restructuring initiative, there was a concerted effort to reduce inventory balances to improve the Company’s working capital position.  In addition, the usage of transitional engines of $13.8 million originally included in the beginning inventory balance contributed to the decrease of the balance at September 30, 2010.  These sources of cash were partially offset by an increase in accounts receivable of $5.0 million and a decrease in customer deposits of $6.5 million in the period, as orders for the transitional engines were filled.

Working Capital
	September 30, 2010	December 31, 2009	Change

Current assets	$158,685	$184,760	$26,075

Current liabilities	63,820	65,023	(1,203)

Working capital	$94,865	$119,737	$24,872

As a reflection of management’s efforts, the Company’s working capital decreased $24.9 million from $119.7 million at December 31, 2009 to $94.9 million at September 30, 2010.  The primary influence on the change was the decrease in inventory of $17.8 million and the drop in current assets from discontinued operations of $10.6 million.  Accounts payable increased $9.7 million and customer deposits decreased by $6.5 million, for the reasons detailed above.  The remaining difference is primarily due to an increase in accounts receivable of $5.0 million driven primarily by the increase in sales toward the end of the quarter at the Delivery & Service Vehicles segment in the recent quarter just ended.

In the first nine months of 2009, $29.3 million of cash was generated through operations primarily by a decrease in accounts receivable of $26.0 million.  This was a direct result of a reduction in sales and corresponding balances in accounts receivable for the first nine months of 2009.  Income from continuing operations of $13.1 million along with a decline in inventory balances of $2.9 million resulted in additional cash of $16.0 million. These sources of cash were offset by decreases in accrued liabilities totaling $18.6 million.  This cash outflow was directly related to the greater business activity in 2008, which drove larger accruals that decreased in 2009 as revenues decreased.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2010.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the years.

Cash provided by investing activities was $4.4 million in the nine months ended September 30, 2010 compared to cash used in investing activities of $4.8 million in the nine months ended September 30, 2009.  The change is a reflection of fewer purchases of property, plant and equipment in 2010, along with the proceeds from the sale of Road Rescue in 2010.  In 2010, the Company expects to incur capital expenditures in the range of $4 million to $5 million for new strategic initiatives, including the capitalization of assets related to the NGCV and development of a 2010 emissions compliant chassis, along with needed operational improvements or replacement of existing property, plant and equipment.

Cash used in financing activities increased in 2010 to $33.4 million, compared to 2009 level of $3.2 million.  This was primarily driven by $60.1 million of debt payments and offsetting advances in 2010.  The Company had a higher debt balance at the beginning of 2010 compared to that at the beginning of 2009, as a result of the acquisition of Utilimaster in November of 2009.

Shareholders’ equity increased $0.2 million, from $180.5 million as of December 31, 2009 to $180.7 million as of September 30, 2010. This increase was driven by net income for the period of $0.7 million along with a reduction from dividends paid of $1.6 million with the remaining offset due to continued amortization of stock incentives for restricted stock previously granted and other stock award transactions.

Contingent Obligation

In connection with the acquisition of Utilimaster (see Note 2 - Acquisition Activities in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further details), the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, the Company has recorded an estimated fair value of the future consideration to be $1.7 million based upon the likelihood of the payments, discounted to September 30, 2010.  The Company believes that it has sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, the Company entered into a three-year unsecured revolving credit facility under which it may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 7 - Debt in the Notes to Condensed Consolidated Statements contained in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of September 30, 2010, the Company had no outstanding balance drawn on this line.

Also on November 30, 2009, the Company amended and restated its private shelf agreement with Prudential Investment Management, Inc.  The Company had previously issued $10.0 million of its 4.93% Series A Senior Notes due November 30, 2010, which will now be governed by the amended and restated agreement.  The Series A Senior Notes are expected to be retired, utilizing the Company’s current cash balances, on or about November 30, 2010.  Under this same private shelf agreement, the Company issued $5.0 million of its 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions.  The agreements prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At September 30, 2010, the Company was in compliance with all debt covenants.

The Company had capital lease obligations outstanding of approximately $0.3 million as of September 30, 2010 due and payable over the next four years.

Retired Debt

  In July of 2010 the outstanding balance against the Company’s revolving credit facility with lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. was paid in full.  The Company made payments against its outstanding balance in the amount of $5.0 million in July, and as of September 30, 2010 there was no balance outstanding on the Company’s revolving line of credit.

  At December 31, 2009, the Company carried one secured mortgage note of $1.0 million that was due on July 1, 2010.  This mortgage note was paid in full in June 2010, and as of September 30, 2010 there is no outstanding balance, and the secured assets have been released.  The mortgage note carried a fixed rate of 3.00% payable in monthly installments (for principal and interest) of $6,933.  The mortgage note was secured by real estate and buildings.
  In October 2008, the Board of Directors approved a restructuring of the Company’s revolving note payable with JP Morgan Chase Bank.  The Company renegotiated the line to obtain a locked interest rate of 75 basis points over LIBOR for draws and a 20 basis point commitment fee on the facility.  As of November 30, 2009, the Company terminated this facility in connection with entering into a new syndicated facility detailed above.
  The Company paid and retired its $10.0 million unsecured term note with JP Morgan Chase Bank N.A. carrying an interest rate of 4.70% on its maturity date of November 30, 2009.
  On November 30, 2009, the Company paid and retired its long term note with Charter One Bank of approximately $5.6 million, bearing interest at 4.99% in connection with its debt restructuring detailed above.

Equity Securities

On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  The repurchase of common stock is contingent upon market conditions.  No shares of common stock were repurchased under the prior authorization, which expired on July 20, 2010.

Dividends

On October 28, 2010 the Board of Directors declared its semi annual dividend of $0.05 per share of common stock. This will be payable on December 9, 2010 to shareholders of record at the close of business on November 11, 2010.  This announcement reflects the Board’s recognition of the Company’s current financial strength and is consistent with the long history of paying dividends to its shareholders.

On February 16, 2010, the Board of Directors declared a semi-annual cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.  The aggregate amount of dividends paid in 2010 to date is $1.6 million, and is expected to total approximately $3.3 million for all of 2010.

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

The entire goodwill in the Specialized Vehicles segment of $2.5 million relates solely to Crimson Fire, Inc., an operating unit of that segment.  The estimated fair value of Crimson Fire, Inc. exceeded its associated book value by 54% as of October 1, 2009, the most recent annual assessment date for which the assessment has been completed.  Please refer to Note 5 - Goodwill and Intangible Assets, in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for further details on the Company’s goodwill balances.

In conjunction with the recent acquisition of Utilimaster, the Company recorded $15.9 million of goodwill and $2.9 million of other indefinite-lived intangible asset for its trade name.  Authoritative guidance requires that purchased intangible assets other than goodwill be amortized over their useful lives unless those lives are determined to be indefinite. The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  Indefinite-lived intangible assets are not amortized, but are evaluated at each reporting period to determine whether the indefinite useful life is appropriate and whether there has been any impairment of this intangible asset.  Due to the short period of time that has elapsed since the acquisition of Utilimaster and no unexpected material adverse events, it is the Company’s assessment that there is no impairment associated with its goodwill and other indefinite-lived intangible asset at September 30, 2010.  Such assets will be evaluated for impairment as of October 1, 2010.

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

Warranties - The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring the Company’s obligations under the warranty agreements.  Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  See also Note 6 - Warranties, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Item 3.         Quantitative and Qualitative Disclosures About Market Risk.

The Company’s primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At September 30, 2010, the Company had no debt outstanding under its variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on the Company’s financial position or results of operations.  The Company does not enter into market-risk-sensitive instruments for trading or other purposes.

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

Item 4.         Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

We acquired Utilimaster on November 30, 2009. Since the date of acquisition, we have been focusing on analyzing, evaluating and implementing changes in the procedures and controls to determine their effectiveness and to make them consistent with our disclosure controls and procedures at Spartan Motors.

In addition, there has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting, except as described above with respect to Utilimaster. Changes to processes, information technology systems and other components of internal control over financial reporting resulting from the acquisition of Utilimaster are expected as the integration of these operations proceeds.

PART II.  OTHER INFORMATION

Item 1A.      Risk Factors

The Company's divestiture of its Road Rescue subsidiary involves challenges that could impact the Company's business.  In June 2010, the Company's Board of Directors approved a plan to exit from Road Rescue, Inc. ("Road Rescue"), a wholly-owned subsidiary of the Company.  In September 2010, the Company completed the sale of substantially all of the assets of Road Rescue.  While the sale has been completed, the Company cannot assure that future liabilities related to its ownership or sale of Road Rescue will not arise.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is contingent upon market conditions.  No shares of common stock were repurchased under the prior authorization which expired on July 20, 2010.

During the quarter there were 2,703 shares delivered by associates in satisfaction of tax withholding obligations that occur upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	2,703	$3.84	--	--
August 1 to August 31	--	--	--	--
September 1 to September 30	--	--	--	--
Total	2,703	$3.84	--	--

Item 6.	Exhibits.

     (a)  Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.

Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2010	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
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

