Form 10-K
period 2010-12-31
SPARTAN MOTORS INC
filed 2011-03-15
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2078923
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan	48813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class	Name of Exchange on which Registered
Common Stock, $.01 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes	No	X

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter: $127,218,055.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2011: 33,235,834 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 25, 2011 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, are incorporated by reference in Part III.

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

The Company is known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc. located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); and Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”).  In September 2010, the Company divested substantially all of the assets and related liabilities of its Road Rescue, Inc. subsidiary located in Marion, South Carolina.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company’s chassis or integrating the drive train with the armored body. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Utilimaster, which the Company acquired on November 30, 2009, is a leading manufacturer of specialty vehicles made to customer specifications in the service and delivery market, including walk-in vans and hi-cube vans, as well as truck bodies.

The Company’s business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Spartan Chassis sells its custom chassis to three principal markets: fire truck, motor home and other product sales which includes defense and other specialty vehicles and aftermarket parts and assemblies. The Company’s diversification across several sectors gives numerous opportunities while minimizing overall risk.  Additionally, the Company’s business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

The Company’s Segments

In 2009 and prior periods, we segregated our operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster.  During the second quarter of 2010, resulting from a change in our management structure and the processes employed for allocating resources across the Company by our chief operating decision makers, we began reporting based on two newly defined reportable business segments: Specialty Vehicles, which consists of our fire truck chassis, motor home chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies operations; and Service and Delivery Vehicles, consisting of Utilimaster.  For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Specialty Vehicles

The Company’s Specialty Vehicles segment consists of three wholly owned subsidiaries, Spartan Chassis, Inc., Crimson Fire, Inc., and Crimson Fire Aerials, Inc.  Spartan Chassis designs and manufactures custom chassis for fire trucks, motor homes, military and other specialty vehicles while Crimson Fire and Crimson Fire Aerials specialize in the manufacture of fire truck bodies and aerial ladders, respectively.  Sales by Specialty Vehicles represented 76.5%, 96.8% and 100.0% of the Company’s consolidated sales for the years ended December 31, 2010, 2009, and 2008, respectively.

The Company’s Specialty Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.  As a specialized vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. This allows the Company to profitably manufacture custom vehicles with a specialized design that will serve customer needs more efficiently and economically than a standard, commercially-produced chassis. Spartan Motors markets its specialty vehicles mainly throughout the U.S. and Canada.  The Company’s Specialty Vehicles segment employed approximately 863 associates in Charlotte, Michigan, Brandon, South Dakota and Ephrata, Pennsylvania as of February 28, 2011, of which approximately 845 were full-time.  Of the full-time associates, 16 were contracted employees.

Fire Truck Chassis

The Company custom manufactures fire truck chassis and cabs in response to exact customer specifications through its Spartan Chassis, Inc. subsidiary. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.  Spartan Chassis has four fire truck models within this product line:  (1) the “Gladiator” chassis; (2) the “Metro Star” chassis; (3)  the “Spartan Force” chassis and (4) the “Furion” chassis.

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

During 2010 we continued work on the redesign of the chassis and cab to house the new 2010 emissions compliant engine.  Spartan Chassis has invested $3.0 million which includes approximately 50,000 hours to update its three emergency response chassis models.  This ground up redesign allows integration of the 2010 emission compliant engines, as well as allowing quicker customization of the cabs and chassis to meet specialty and export market requirements.  The simultaneous redesign of the chassis frame, cooling packages, and cabs also resulted in the highest power levels available in the industry in an emergency response chassis with a 94” wide cab.

In addition, in March 2011 we announced the “Spartan Force” which features a pre-configured purpose-built cab, strategically priced as an affordable option to departments under strict budget constraints while still offering the content and quality expected from a custom chassis.

Fire Truck Bodies

The Company engineers and manufactures custom and commercial fire trucks and apparatus through its Crimson Fire, Inc. subsidiary, located in Brandon, South Dakota.  Crimson markets its products through a network of dealers throughout North America.  Crimson’s product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company’s wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry’s oldest brands) - the Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson’s signature features - such as Tubular Stainless Steel body structure (known as the Trix-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done. Significant new products that we have recently introduced including the “Transformer” which allows for increased flexibility in controls and apparatus as well as improved maneuverability.

Aerial Ladders

The Company engineers, manufactures and markets aerial ladder components for fire trucks through its Crimson Fire Aerials, Inc. subsidiary in Ephrata, Pennsylvania, which began operations in the second half of 2003 and has developed a full line of aerial products. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and serviceability.  Crimson Aerials primarily sells its products to Crimson Fire, Inc.  In 2010 Crimson Fire Aerials introduced the 75 foot “Legend” aerial, which expands the Legend product line and introduces a very cost competitive truck in the large “75 foot” segment of the aerial market.

Motor Home Chassis

The Company custom manufactures chassis to the individual specifications of its motor home chassis OEM customers through its Spartan Chassis subsidiary. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motor home bodies to be attached to the Spartan chassis. Spartan Chassis’s motor home chassis are separated into four models: (1) the “NVS” series chassis; (2) the “Mountain Master” series chassis; (3) the “K2” series chassis and (4) the “K3” series chassis.

Versions of these four basic product models are designed and engineered in order to meet exact customer requirements.  This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM.  The Company seeks to develop innovative engineering solutions to meet customer requirements and strives to anticipate future market needs by working closely with OEMs and listening to end users.  The Company monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products.  Over the past few years there have been several new innovations, including:  electronic steering control, heavy duty air ride independent front suspension and multiplexed electrical controls.

Specialty Vehicle Chassis

Through its Spartan Chassis subsidiary, the Company develops specialized chassis to unique customer requirements and actively seeks additional applications of its existing products and technology in the specialty vehicle market.  In 2005, the Company produced its first specialty chassis for the defense market.  From 2005 to 2009, Spartan Chassis produced over 6,000 mine resistant wheeled vehicles for the U.S. Department of Defense.  Of the nearly 16,000 Mine Resistant Ambush Protected vehicles ordered from 2005 through 2009 by the Department of Defense, almost one-third were manufactured by Spartan Motors.  Additionally, Spartan Chassis continues to be the sole assembler of the Iraqi Light Armored Vehicle and this contract is expected to be extended later into 2011.  Military vehicle chassis are the primary type of specialty chassis currently produced.  With the large number of military vehicles that the Company has produced, a corresponding program for spare parts for military vehicles has developed.  Additionally, the Company is increasingly selling military spare parts directly to the U.S. Government as the Defense Logistics Agency increasingly understands the Company’s delivery speed, quality and high value of the parts it can provide.  Sales for specialty vehicle chassis for military vehicles depend on U.S. Government contracts awarded to Spartan Motors’ customers.

In 2009, Spartan Chassis also expanded its specialty vehicle business into the off-road market, such as drill rigs.  Spartan Chassis is competing in the premium segment of this market, which requires high power / high capability chassis engineered to the exact requirements of our OEM customer.  In addition to commercial applications, potential exists for contracts issued by the U.S. Government in this market.

Service and Delivery Vehicles

The Company manufactures service and delivery vehicles through its Utilimaster, Inc. subsidiary, which was acquired on November 30, 2009.  Utilimaster, which was established in 1973, designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and assemblies.  The majority of its revenues are in the service and delivery market, which includes walk-in vans for the package delivery, bakery/snack delivery and linen/uniform rental markets. Its remaining revenues are attributable to commercial truck bodies, along with aftermarket parts and assemblies.  Utilimaster employed approximately 665 associates as of February 28, 2011, of which approximately 156 were contracted employees.

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

The Company recently announced the introduction of the “Reach” Next Generation Commercial Van (“NGCV”).  The Reach NGCV, which is expected to begin production in the second half of 2011, will offer greatly improved fuel economy and reduced CO2 emissions, as well as enhanced aesthetics and functional improvements.  In addition, the Company will soon begin assembly of the Isuzu N-Series Gasoline Cab-Forward Trucks, a direct result of our alliance with Isuzu Truck of America.

Marketing

The Company markets its specialty vehicles, including custom fire truck chassis, fire truck bodies and other specialty vehicles, throughout the U.S. and Canada, primarily through the direct contact of its sales department with OEMs, dealers and end users. The Company utilizes dealer organizations that establish close working relationships through their sales departments with end users.   These personal contacts focus on the quality of the group’s specialty products and allow the Company to keep customers updated on new and improved product lines and end users’ needs.

The Company, through its Utilimaster subsidiary, sells its service and delivery vehicles to commercial vehicle dealers, leasing companies and directly to end-users.  In addition, the Reach NGCV will be sold through the Isuzu dealer network.  Utilimaster also markets its products directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada.  Utilimaster has organized its sales force and product engineering staff into market teams.  Utilimaster also provides aftermarket support, including parts sales and field service, to all of its customers through its Customer Service Department located in Wakarusa, Indiana, as well as maintaining the only online parts resource among the major service and delivery vehicle manufacturers.  Utilimaster does not provide financing to dealers, fleet or national accounts.  Utilimaster also maintains multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2010 and consistent with prior years, representatives from the Company attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its advanced product development team for future projects.

The Company’s sales and marketing team is responsible for promoting and selling its manufactured goods and producing product literature. The sales group consists of approximately 88 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Wakarusa, Indiana; with 21 additional salespeople located throughout North America.

Competition

The principal methods of building competitive advantages utilized by the Company include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. The Company competes with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company’s direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers. The Company’s competition in the service and delivery vehicle market, primarily walk-in vans, comes from a small number of manufacturers.

Because of the lack of reliable published statistics, the Company is unable to state with certainty its position in most of its markets compared to its competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. The Company believes that no one company has a dominant position in either of those markets.  The Company is the leading manufacturer of walk-in vans in the United States.  The Company believes it has a market share of approximately 60% in this market.  The cutaway and truck body markets are highly fragmented, making the determination of the Company’s market share difficult.  However, the Company believes it is one of the top five manufacturers of these products in the United States.

Manufacturing

Spartan Chassis currently has seven principal assembly facilities in Charlotte, Michigan for its custom chassis products. Most of these facilities have been updated over the past few years in order to increase efficiencies and to improve the quality of our manufacturing process.  Due to the custom nature of its business, the Company’s chassis are hand crafted to customer specifications on non-automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using primarily commercially available components purchased from outside suppliers. Certain components are custom fabricated at Spartan Chassis Charlotte facilities when it is determined to be more cost effective than purchasing from outside suppliers.  This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

Crimson’s products are manufactured and assembled at its manufacturing facility located in Brandon, South Dakota. The chassis for its products are purchased from Spartan Chassis and from outside commercial chassis manufacturers. Crimson’s facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end user customized order. The chassis is rolled down the production line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, and electrical control units purchased from outside suppliers.

Crimson Aerials’ products are manufactured and assembled at its manufacturing facility located in Ephrata, Pennsylvania, utilizing a completed fire truck body purchased from Crimson.  Crimson Aerials also recently added the capacity to service and refurbish aerial ladders and other fire truck components manufactured by itself and other manufacturers.

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

The single largest commodity directly utilized in production is aluminum, which the Company purchases under purchase agreements similar to steel.  To a lesser extent the Company is dependent upon suppliers of lumber, fiberglass and steel for its manufacturing and has no significant related long-term material contracts. There are several readily available sources for the majority of these raw materials.  However, the Company is heavily dependent on specific component part products from a few single source vendors.  The Company maintains a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials or component parts and normally does not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules.  Material and component cost increases are passed on to the Company’s customers whenever possible. However, there can be no assurance that there will not be any supply issues over the long-term.

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

Research and Development

The Company’s success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company dedicates a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The Company spent $16.9 million, $17.0 million, and $18.8 million on research and development in 2010, 2009, and 2008, respectively.

Product Warranties

The Company’s subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale.  The end users also may receive limited warranties from suppliers of components that are incorporated into the Company’s chassis and vehicles. For more information concerning the Company’s product warranties, see Note 13, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

The Company and its subsidiaries have 21 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have three pending patent applications in the United States. The existing patents will expire on various dates from 2016 through 2025 and all are subject to payments of required maintenance fees. The Company and its subsidiaries also own 20 United States trademark registrations and three United States service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.  In addition, the Company has three pending Canadian trademark applications.

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

Associates

The Company and its subsidiaries employed approximately 1,541 associates as of February 28, 2011, of which approximately 1,517 were full-time.  Included in the full-time counts are an approximate 172 contracted associates.  Management presently considers its relations with associates to be positive.

Customer Base

In 2010, the Company’s customer base included two major customers, as defined by sales of more than 10% of total net sales.  Sales to BAE Systems (“BAE”) and to Fleetwood RV, which are both customers of Spartan Chassis, were $65.2 million and $48.7 million respectively for 2010.

In 2009, the Company had one defined major customer.  Sales to BAE were $91.5 million.  This compares to 2008 major customer sales of $313.8 million to BAE, $134.0 million to General Dynamics and $105.2 million to Force Protection.

Sales to General Dynamics and Force Protection in 2009 and 2010 were less than 10% and thus they are not considered major customers in those years.  Sales to these customers decreased primarily due to the completion of a large military contract in 2008 under the Mine Resistant Ambush Protection program.

Sales to customers classified as major amounted to 23.7%, 21.3% and 65.5% of total revenues in 2010, 2009, and 2008, respectively.  Although the loss of a major customer could have a material adverse effect on Spartan Chassis and its future operating results, the Company believes that it has developed strong relationships with its customers.  In addition, while no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company’s financial position and results of operations.  See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $14.2 million, $11.1 million and $11.2 million for the years ended December 31, 2010, 2009 and 2008, respectively, or 2.9%, 2.6% and 1.3%, respectively, of sales for those years. All of the Company’s long-lived assets are located in the United States.

Backlog Orders

At December 31, 2010, the Company had backlog orders for Specialty Vehicles of approximately $110.6 million, compared with a backlog of $200.0 million at December 31, 2009. At December 31, 2010, the Company had backlog orders for Service and Delivery Vehicles of approximately $23.9 million, compared with a backlog of $34.1 million at December 31, 2009.  The decline in the Company’s backlog orders in 2010 is attributable to a large number of pre-orders related to the 2010 engine emissions change, a large order received by our Service and Delivery Vehicles segment late in 2009, and the current overall softness of the fire truck market.  The Company expects to fill all of the backlog orders at December 31, 2010 during 2011.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available, free of charge, on its internet website (www.SpartanMotors.com) as soon as reasonably practicable after the Company electronically files or furnishes such materials with the Securities and Exchange Commission.

The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

The Company is subject to risks associated with U.S. governmental contracts.  In 2010, 16% of our revenues were derived from U.S. government contracts and subcontracts for military drive train integration, vehicle final assembly and service parts.  In addition to normal business risks, our contracts and subcontracts with the U.S. government are subject to unique risks, some of which are beyond our control.

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

The funding of U.S. government programs is subject to congressional appropriations.  Many of the U.S. government programs in which we participate may extend for several years; however, these programs are normally funded annually.  Long-term government contracts and related orders are subject to cancellation if appropriations for subsequent performance periods are not made.  The termination of funding for a U.S. government program would result in a loss of anticipated future revenues attributable to that program, which could have a materially adverse impact on our sales and earnings.

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

We depend on local and municipal governments for a substantial portion of our business.

Local and municipal governments are the end customer for a substantial proportion of our products, including custom fire truck chassis, fire truck bodies, aerial ladders and other fire truck related apparatus.  These markets are cyclical later in an economic downturn and are heavily impacted by municipal capital spending budgets, which have been negatively impacted by weakened municipal tax revenues.  These budgetary constraints may have a significant adverse effect on the overall fire and emergency vehicle market and/or cause a shift in the fire and emergency vehicle market away from highly customized products toward commercially produced vehicles.  These changes could result in weakened demand for our products, which may have an adverse impact on our net sales, financial condition, profitability and/or cash flows.

The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

As part of our growth strategy, we have pursued and expect we will continue to selectively pursue, acquisitions of businesses or assets in order to diversify, expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired business or assets can be expensive and can require a great deal of management time and other resources.  If we are unable to successfully integrate the newly acquired businesses with our existing business, we may not realize the synergies we expect from the acquisition, and our business and results of operations would suffer from our current expectations.

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

Our growth strategy includes expanding existing market share through product innovation, continued expansion into industrial and global markets, and merger or acquisition related activities.

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

The introduction of new products is critical to our future success. We have additional costs when we introduce new products, such as initial labor or purchasing inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design issues that will force a recall of a new product. In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or less marketable products. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

Any negative change in the Company’s relationship with its major customers could have significant adverse effects on revenues and profits.

The Company’s financial success is directly related to the willingness of its customers to continue to purchase its products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm the Company’s relationships with its customers.  The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes.  This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of the Company’s major customers experience a significant downturn in its business, or fails to remain committed to the Company’s products or brands, then these customers may reduce or discontinue purchases from the Company, which could have an adverse effect on the Company’s business, results of operations and financial condition. The Company has three customers that accounted for 32% of its total annual sales in 2010 - any negative change in the Company’s relationship with any one of them, or the orders placed by any one of them could significantly affect the Company’s revenues and profits.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

Most chassis, fire truck, aerial ladder and specialty vehicle commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements.

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

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, fire trucks, aerial ladders, specialty vehicles, service and delivery vehicles and other of our products include but are not limited to:

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

Gasoline or diesel fuel is required for the operation of motor homes, fire trucks, service and delivery vehicles and the specialty vehicles we manufacture. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motor homes from time to time in the past and may continue to do so in the future.  This, in turn, has a material adverse effect on our sales volume.  Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

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

The following table sets forth information concerning the properties owned or leased by the Company. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to meet the Company’s business requirements for the foreseeable future.  In 2010, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan Brandon, South Dakota Brandon, South Dakota Ephrata, Pennsylvania Wakarusa, Indiana	359,000 24,000 21,000 45,000 498,000	Owned Owned Leased Leased Owned	Specialty Vehicles Specialty Vehicles Specialty Vehicles Specialty Vehicles Service & Delivery Vehicles
947,000

Warehousing
Charlotte, Michigan Mesquite, Texas Brandon, South Dakota Brandon, South Dakota Ephrata, Pennsylvania Wakarusa, Indiana	143,000 2,000 1,000 3,000 4,500 34,000	Owned Leased Owned Leased Leased Owned	Specialty Vehicles Specialty Vehicles Specialty Vehicles Specialty Vehicles Specialty Vehicles Service & Delivery Vehicles
187,500

Research and Development
Charlotte, Michigan Wakarusa, Indiana	24,000 11,000	Owned Owned	Specialty Vehicles Service & Delivery Vehicles
35,000

Service Area/Inspection
Charlotte, Michigan Brandon, South Dakota Wakarusa, Indiana	58,000 7,000 12,000	Owned Leased Leased	Specialty Vehicles Specialty Vehicles Service & Delivery Vehicles
77,000

Offices
Corporate Offices – Charlotte, MI Charlotte, Michigan Brandon, South Dakota Brandon, South Dakota Ephrata, Pennsylvania Wakarusa, Indiana	7,000 120,000 7,000 3,000 12,500 40,000	Owned Owned Owned Leased Leased Owned	Not Applicable Specialty Vehicles Specialty Vehicles Specialty Vehicles Specialty Vehicles Service & Delivery Vehicles
189,500

Total square footage	1,485,000

Item 3.	Legal Proceedings.

At December 31, 2010, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. The Company’s management does not currently expect the Company’s financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2010:
Fourth Quarter	$6.90	$4.48
Third Quarter	4.85	3.61
Second Quarter	7.09	4.11
First Quarter	7.04	5.33

Year Ended December 31, 2009:
Fourth Quarter	$6.10	$4.69
Third Quarter	11.06	5.01
Second Quarter	11.75	3.85
First Quarter	5.84	1.31

On October 28, 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 9, 2010 to shareholders of record on November 11, 2010.

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

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as the Company’s Board of Directors deems relevant.  The number of shareholders of record (excluding participants in security position listings) of the Company’s common stock on February 28, 2011 was 434.  See Item 12 below for information concerning the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its common stock during the fourth quarter of fiscal year 2010 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 1, 2010 to Oct. 31, 2010	--	--	--	1,000,000
Nov. 1, 2010 to Nov. 30, 2010	--	--	--	1,000,000
Dec. 1, 2010 to Dec. 31, 2010	--	--	--	1,000,000
Total	--	--	--	1,000,000

(1)
On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions. Repurchase of common stock is based on management’s assessment of market conditions.  If the Company was to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost the Company approximately $6.4 million based on the closing price of the Company’s stock on February 28, 2011. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2010 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

The per share data listed below is accounted for in accordance with the Accounting Standards Codification (“ASC”) Topic 260, particularly in regards to a recent standard on proper treatment of participating securities. This standard provides guidance in determining when the two-class method, as defined in the guidance, should be utilized in calculating earnings per share.

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

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2010	2009	2008	2007	2006
	(1)	(2)	(3)

Sales	$480,736	$409,538	$819,654	$661,433	$427,478
Cost of products sold	408,191	328,569	673,424	565,043	353,770
Gross profit	72,545	80,969	146,230	96,390	73,708
Operating expenses:
Research and development	17,068	16,974	18,770	14,979	11,665
Selling, general and administrative	44,719	43,012	57,875	39,119	29,221
Operating income	10,758	20,983	69,585	42,292	32,822
Other income (expense), net	(506)	(805)	(1,666)	(1,297)	390
Income from continuing operations before taxes	10,252	20,178	67,919	40,995	33,212
Income tax expense from continuing operations	3,017	7,023	24,919	14,629	12,323
Net earnings from continuing operations	7,235	13,155	43,000	26,366	20,889
Loss from discontinued operations, net of tax	(3,094)	(1,383)	(286)	(1,862)	(4,061)
Net earnings	$4,141	$11,772	$42,714	$24,504	$16,828

Basic earnings per share from continuing operations	$0.22	$0.40	$1.32	$0.82	$0.69
Basic earnings per share from discontinued operations	$(0.09)	$(0.04)	$(0.01)	$(0.06)	$(0.13)
Basic earnings per share	$0.13	$0.36	$1.31	$0.76	$0.56

Diluted earnings per share from continuing operations	$0.22	$0.40	$1.31	$0.80	$0.68
Diluted earnings per share from discontinued operations	$(0.09)	$(0.04)	$(0.01)	$(0.05)	$(0.13)
Diluted earnings per share	$0.13	$0.36	$1.30	$0.75	$0.55

Cash dividends per common share	$0.10	$0.13	$0.10	$0.13	$0.12
Basic weighted average common shares
outstanding	33,021	32,729	32,582	32,113	30,081
Diluted weighted average common shares
outstanding	33,101	32,916	32,817	32,816	30,529
Balance Sheet Data:
Net working capital	$98,230	$119,737	$118,679	$132,688	$96,082
Total assets	241,749	293,277	261,140	318,664	190,648
Long-term debt, including current portion	5,224	46,350	27,195	63,218	25,739
Shareholders’ equity	182,979	180,520	170,643	129,218	103,180

(1)
On September 20, 2010 the Company completed the sale of substantially all of the assets of its Road Rescue, Inc. subsidiary.  Accordingly, the results of operations for Road Rescue were reclassified into discontinued operations for 2010 and prior years.

(2)
Effective November 30, 2009, the Company acquired Utilimaster.  The information shown for 2009 includes the results of operations for Utilimaster for the month of December 2009, and the balance sheet data reflects such acquisition and changes to the Company’s debt facilities made in connection with such acquisition.  As a result, the results of operations and the balance sheet data as of and for the year ended December 31, 2009, are not readily comparable with results of operations and balance sheet data for the dates or years prior to December 31, 2009.

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

The Company is known as a leading niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has four wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”) and Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”).  The Company’s brand names, Spartan™, Crimson Fire™ and UtilimasterTM are known for quality, value, service and innovation.  In September 2010, the Company divested substantially all of the assets of its Road Rescue, Inc. subsidiary located in Marion, South Carolina.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company’s chassis or integrating the drive train with the armored body. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Utilimaster, which we acquired on November 30, 2009, is a leading manufacturer of specialty vehicles made to customer specifications in the service and delivery market, including walk-in vans and hi-cube vans, as well as truck bodies.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products.  Spartan Chassis sells its custom chassis to three principal markets: fire truck, motor home and other product sales which include defense and other specialty vehicles and aftermarket parts and assemblies (“APA”). Our diversification across several sectors gives numerous opportunities while minimizing overall risk.  Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

We have an innovative team focused on building lasting relationships with its customers. This is accomplished by striving to deliver premium custom vehicles, vehicle components, and services that inspire customer loyalty. We believe that we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as equity capital, as sources of expansion capital.

Recent Acquisition and Divestiture

Consistent with our strategy to further diversify our business operations, we acquired Utilimaster on November 30, 2009, as more fully described in Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the service and delivery market, including walk-in vans and hi-cube vans, as well as truck bodies.  We expect the acquisition of Utilimaster will further diversify our revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  We believe the acquisition also allows us to gain entry into the North American service and delivery market; add fabrication and vehicle body expertise; benefit from Utilimaster’s strong brand, market share position, and solid customer base; and create opportunities to leverage future growth in our chassis business.

On September 20, 2010, we completed the sale of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, as more fully described in Note 3, Discontinued Operations, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  We believe that our Company’s performance will be enhanced by redeploying our resources from Road Rescue to support our other businesses.  Net loss for Road Rescue, reported as discontinued operations in the Consolidated Statements of Operations for all periods presented, was $3.1 million, $1.4 million and $0.3 million for 2010, 2009 and 2008, respectively.  The net loss for Road Rescue for 2010 includes a pre-tax gain on the sale of substantially all of the assets and related liabilities of Road Rescue of $0.6 million.

Executive Overview

2010 revenues from continuing operations increased by 17.4% to $480.7 million, due mainly to our acquisition of Utilimaster, which was acquired on November 30, 2009.  Excluding Utilimaster, 2010 sales decreased 7.2% or $28.6 million from 2009, mainly due to weakness in the market for fire apparatus, along with lower levels of aftermarket parts sales, especially as related to our Mine Resistant Ambush Protected vehicles (“MRAP”) and other defense products.  In spite of the challenging economic conditions, we recorded net income from continuing operations of $7.2 million or $0.22 per diluted share due in large part to focused cost containment efforts.  Cash flow remained strong and enabled us to reduce debt by $41 million during 2010.  While many of our markets were flat to down in 2010 compared to 2009, the market for motor home chassis rebounded sharply, although it remains well below its 2007 peak.  We continued to invest in product innovation and long term strategic growth objectives with one time research and development charges of $16.9 million in 2010, which included our investment in two significant initiatives:  the Reach Next Generation Commercial Van (“NGCV”), which is being developed in alliance with Isuzu, and new cab and chassis designs to support the 2010 emissions standards.  Our Company remains financially solid with a strong cash balance, low debt and an open line of credit.

We are well positioned to take advantage of long-term opportunities as a result of:

•
Our diversified business model.  We believe the major strength of our business model is market diversity and customization, with a foundation in emergency response as well as service and delivery vehicles.  The service and delivery vehicle market is an early-cycle industry, complementary to the late-cycle emergency response industry.  We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

•
Our improved ability to react swiftly when challenges arise, as demonstrated by our recent aggressive cost realignment.  We are also able to respond nimbly when opportunities arise, as demonstrated with our past ramp up on defense initiatives.  We remain focused on keeping costs aligned with sales levels and are continuing efforts to identify cost reduction opportunities.

•	The relocation of our Crimson Aerials operations into a more efficiently laid out facility that will improve operating performance and allow expansion into the major apparatus refurbishment business.

•	The introduction of the 75 foot “Legend” aerial, which expands the Legend product line and introduces a very cost competitive truck in the large “75 foot” segment of the aerial market.

•
Crimson Fire’s introduction of the “Transformer” as displayed at the April 2010 Fire Department Instructors Conference (“FDIC”), the largest emergency response show in North America.  The Transformer is a revolutionary new product that allows for an added 130 square feet of compartment storage space with the relocation of the pump house and a new integrated pump control system that increases flexibility for pump discharges. The “Transformer” also provides new vehicle packaging solutions needed for 2010 emission engines, while improving maneuverability with its shorter wheelbase.

•
The recently announced “Spartan Force”.  A new model fire truck cab and chassis that features a pre-configured purpose-built body, strategically priced as an affordable option to departments under strict budget constraints, while still providing the content and quality expected from a custom chassis.

•	Increased aftermarket parts and assemblies capabilities for all of our markets.

•
The realization of synergies in connection with our acquisition of Utilimaster on November 30, 2009, including the achievement of purchasing leverage for raw materials and other supplies and enhanced joint research and development efforts.

•
Development of the Reach NGCV in tandem with our alliance with Isuzu.  This is a big part of our investment for growth into the service and delivery market, as significant levels of research and development spending on this project continues.  These new vehicles will offer quality and durability with improved functionality and fuel economy resulting in a product that is expected to have high acceptance in this market.

•
Strategic fabrication at Spartan Chassis.  We believe that we can improve operating margins and throughput and reduce supply chain delays by implementing limited strategic fabrication activities at our Charlotte facilities.

•	The growing strength of the Spartan brands, including Spartan Chassis, Crimson Fire, and Utilimaster.

Although the overall economy continues to recover, we believe that the slow pace of recovery along with tightening budget environments for state and local governments will make 2011 challenging, for both sales and net earnings.  We expect that revenue from our fire truck chassis and aftermarket parts and assemblies businesses will decrease from 2010, due to strained municipal budgets and declining aftermarket parts and assemblies sales related to our defense products.  These decreases are expected to be partially offset by gains in service and delivery vehicles as production of the Reach NGCV begins in the latter half of 2011 and assembly of the Isuzu N-Series Gasoline Trucks begins during the first quarter.  We expect the Reach NGCV to have a positive but modest impact on our 2011 revenue and earnings due to the late year introduction and ramp-up, with significant impact in 2012 and beyond.  In light of the difficult economic environment that we expect in 2011, we will continue to focus on cost containment in order to maximize our net income, while continuing to invest in our future by supporting research and development for new product innovations and investing in information systems and infrastructure needed to maximize efficiencies and take advantage of future growth opportunities.

The following section provides a narrative discussion about our financial condition and results of operations. The comments that follow should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues:

	Year Ended December 31,
% of Sales	2010	2009 (1)	2008
Sales	100.0	100.0	100.0
Cost of products sold	84.9	80.2	82.2
Gross profit	15.1	19.8	17.8
Operating expenses:
Research and development	3.6	4.1	2.3
Selling, general and administrative	9.3	10.6	7.0
Operating income	2.2	5.1	8.5
Other expense, net	-0.1	-0.2	-0.2
Earnings before taxes on income	2.1	4.9	8.3
Taxes on income	0.6	1.7	3.1
Net earnings from continuing operations	1.5	3.2	5.2

Loss from discontinued operations	-0.6	-0.3	-

Net earnings	0.9	2.9	5.2

(1) We acquired Utilimaster on November 30, 2009

A key metric in measuring our success is our Return on Invested Capital (“ROIC”).  We define ROIC as operating income from continuing operations, less taxes on income from continuing operations, divided by total shareholders’ equity.  ROIC for the year ended December 31, 2010 was 4.2%, a 350 basis point decrease as compared to ROIC of 7.7% in 2009 due to declines in our operating performance as discussed below.

During 2010 and 2009, the Company has undergone restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.  Restructuring charges incurred in the years ended December 31, 2010 and 2009 were $2.0 million and $0.8 million, respectively. Excluding all restructuring costs incurred, adjusted operating income was 2.7% and 5.3% of sales while adjusted earnings per share from continuing operations were $0.26 and $0.42 for the years ended December 31, 2010 and 2009, respectively.

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

The following table reconciles operating income to adjusted operating income and earnings per share from continuing operations to adjusted earnings per share from continuing operations for the periods indicated (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2010	2009

Operating income	$10,758	$20,983
Add back: restructuring charges	1,996	840
Adjusted operating income	$12,754	$21,833

Adjusted operating income as a percent of sales	2.7%	5.3%

Earnings per share from continuing operations – diluted	$0.22	$0.40
Add back: restructuring charges	0.04	0.02
Adjusted earnings per share from continuing operations – diluted	$0.26	$0.42

Year Ended December 31, 2010 compared to Year Ended December 31, 2009

For the year ended December 31, 2010, consolidated sales increased by $71.2 million or 17% from $409.5 million in 2009 to $480.7 million in 2010.  The increase was mainly due to the acquisition of Utilimaster on November 30, 2009.  Excluding Utilimaster, sales fell $28.6 million or 7.2% from $396.3 million in 2009 to $367.7 million in 2010.  This decrease is mainly attributed to a $77.6 million decrease in sales of aftermarket parts and assemblies, primarily due to lower sales of defense related service parts.  Helping to offset the decrease in aftermarket parts and assemblies was a $53.4 million increase in motor home revenues from $35.6 million in 2009 to $89.0 million in 2010, reflecting improving market conditions for motor homes. There were no significant changes associated with pricing on our products.

Cost of products sold, excluding restructuring charges, increased by $78.9 million or 24% from $328.3 million in 2009 to $407.2 million in 2010.  The main driver of this increase was the increased sales volume related to the Utilimaster acquisition.  Excluding Utilimaster and restructuring charges, cost of products sold decreased by $8.9 million or 2.8%, largely reflecting the reduced sales levels.  Cost of products sold as a percent of revenue increased by 4.7 percentage points from 80.2% of sales in 2009 to 84.9% of sales in 2010 due to a change in the mix of products sold.  Sales in 2009 included a larger percentage of higher margin products such as aftermarket parts and assemblies, as compared to 2010 which included a higher proportion of sales from lower margin service and delivery vehicles and motor home chassis.

Gross margin as a percent of sales decreased from 19.8% in 2009 to 15.1% in 2010 due to the product mix change discussed above.

Operating expenses for the year ended December 31, 2010 increased by $1.8 million or 3.0% to $61.8 million from $60.0 million in 2009.  This increase is due to the acquisition of Utilimaster in 2009.  As a percent of sales, operating expenses decreased 180 basis points from 14.7% in 2009 to 12.9% in 2010.  Excluding the impact of Utilimaster, operating expenses decreased by $11.5 million or 19.5% from $58.6 million for the year ended December 31, 2009 to $47.1 million for the year ended December 31, 2010.  The decrease in operating expense excluding Utilimaster is a reflection of our continued focus on realigning our cost structure (see Note 14, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K).   While we have successfully reduced operating expenses in 2010, we continue to emphasize product development, spending $4.8 million on research and development for new product innovations including the Reach NGCV that we are developing in partnership with Isuzu, along with continued development on cab and chassis related to the 2010 emissions compliant engines.

Income taxes for the year ended December 31, 2010 decreased by $4.0 million or 57% from $7.0 million in 2009 to $3.0 million in 2010 due to the decrease in income from continuing operations, along with a decrease in our effective tax rate.  Our effective rate for 2010 decreased to 29.4% compared to 34.8% in 2009, which was mainly due to higher research and development tax credits applied for in 2010 as compared with 2009.  See Note 8, Taxes on Income, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding our income taxes.

Net earnings from continuing operations for the year ended December 31, 2010 decreased $5.9 million or 45.0% from $13.1 million in 2009 to $7.2 million in 2010 as a result of the factors discussed in the paragraphs above.   Earnings per diluted share from continuing operations decreased by $0.18 from $0.40 in 2009 to $0.22 in 2010.

Net loss from discontinued operations increased by $1.7 million from $1.4 million for the year ended December 31, 2009 to $3.1 million for the year ended December 31, 2010.  The loss from discontinued operations in 2010 included charges to write down the assets of our Road Rescue, Inc. subsidiary to their estimated market values, and was partially offset by a $0.4 million after tax gain on the sale of substantially all of the assets of the subsidiary, which was recorded during the third and fourth quarters of 2010.  Loss per diluted share from discontinued operations increased by $0.05 from $0.04 in 2009 to $0.09 in 2010 due mainly to the charges incurred in 2010 to write down the assets of Road Rescue, Inc., along with expenses incurred in 2010 related to the sale.

Net earnings for the year ended December 31, 2010 decreased by $7.7 million or 64.8% from $11.8 million in 2009 to $4.1 million in 2010.   On a per diluted share basis net earnings decreased by $0.23 from $0.36 in 2009 to $0.13 in 2010 due to the factors discussed in the paragraphs above.

Year Ended December 31, 2009 compared to Year Ended December 31, 2008

For the year ended December 31, 2009, consolidated sales decreased significantly by $410.1 million (50.0%) to $409.5 million from $819.7 million in 2008.  The decrease was largely due to a $423.4 million (51.7%) decrease in the Specialty Vehicles segment sales which was partially offset by a $13.2 million sales increase from the November 30, 2009 acquisition of Utilimaster.

The majority of the sales decrease in our Specialty Vehicles segment was driven by the reduction in our specialty vehicle sales volume, which decreased by $432.2 million (94.7%) from $456.6 million to $24.4 million year-over-year.  This change was primarily due to the completion of orders shipped under the Mine Resistant Ambush Protected (“MRAP”) program in 2008.  This was a unique large defense contract that specifically affected sales levels beginning in 2007 and through 2008.  See Item 1A “Risk Factors” relating to government contracts for more details.  The decrease in specialty vehicles sales was partially offset by an increase in sales of fire truck bodies, which were up 14.7% over the prior year.  The higher fire truck bodies sales driven by higher order intake at the end of 2008, was in part due to the 2010 engine emissions change.  There were no significant changes associated with pricing on our products.

Cost of products sold decreased as a percent of sales from 82.2% to 80.2% due primarily to sales mix.  Sales mix included higher aftermarket parts and assemblies sales during 2009 which have lower overhead and labor costs associated with them, along with higher sales volumes in fire truck bodies which resulted in improved margins through increased efficiencies and overhead absorption. These savings more than offset the additional $0.3 million from restructuring charges incurred during 2009.

Gross profit as a percent of sales increased to 19.8% for the year ended December 31, 2009 from 17.8% for the same time period in 2008 primarily due to higher volumes on the increased service parts and fire truck bodies sales noted above.

Operating expenses increased as a percentage of sales to 14.6% for the year ended December 31, 2009 compared to 9.4% for the same period of 2008.  This is primarily a result of the large drop in sales year-over-year.  As a percent of sales, operating expenses in 2008 were negatively impacted by a $6.0 million legal settlement.  Operating expense dollars decreased $16.7 million or 21.7%, from $76.6 million to $60.0 million due primarily to the realignment of the Company’s cost structure (see Note 14, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K) in addition to lower compensation expense for incentive plans in 2009.  The lower compensation expense for incentive plans is a result of the lower financial results year-over-year, combined with lower staffing levels as part of cost realignment activities.  These savings were partially offset by one-time 2009 charges of $0.6 million related to restructuring activities and $0.7 million related to acquisition activities (see Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information).

The decrease in the Company’s income taxes to $7.0 million in 2009 from $24.9 million in 2008 is primarily due to decreased earnings before taxes in 2009 compared to 2008.  The effective tax rate was 34.8% in 2009 as compared to 36.7% in 2008.  The 2008 effective tax rate was negatively impacted by a non-deductible settlement.  See Note 8, Taxes on Income, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding income taxes.

Net earnings from continuing operations decreased by $29.8 million or $0.91 per diluted share to $13.2 million or $0.40 per diluted share in 2009 from $43.0 million or $1.31 per diluted share in 2008 as a result of the factors discussed in the paragraphs above.

Net loss from discontinued operations increased by $1.1 million or $0.03 per share to $1.4 million or $0.04 per diluted share in 2009 from $0.4 million or $0.01 per diluted share in 2008.

Net earnings decreased by $30.9 million ($0.94 per diluted share) to $11.8 million ($0.36 per diluted share) in 2009 from $42.7 million ($1.30 per diluted share) in 2008 as a result of the factors discussed above.

The Company’s Segments

In 2009 and prior periods, we segregated our operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster.  During the second quarter of 2010, resulting from a change in our management structure and the processes employed for allocating resources across the Company by our chief operating decision makers, we began reporting based on two newly defined reportable business segments: Specialty Vehicles, which consists of our fire truck chassis, motor home chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies operations; and Service and Delivery Vehicles, consisting of Utilimaster.  The segment financials have been conformed to reflect the change in reportable segments for all periods presented.  For certain financial information related to each segment see Note 16, Business Segments, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Specialty Vehicles

Income Statement Data - In Thousands	Year Ended December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage
Sales	$367,726	100.0%	$396,290	100.0%	$819,654	100.0%
Operating income	$18,841	5.2%	$29,368	7.4%	$79,361	9.7%
Segment assets	$116,052	100.0%	$151,225	100.0%	$188,246	100.0%

Sales in our Specialty Vehicles segment decreased by $28.6 million or 7.2% from 2009 to 2010.  Aftermarket parts and assemblies sales drove the majority of the sales decrease, with a $77.6 million or 56.2% decrease from $138.2 million in 2009 to $60.6 million in 2010.  The decrease in aftermarket parts and assemblies sales was mainly attributed to declining sales related to military products, particularly the MRAP vehicles that were produced in 2007 and 2008.  Also contributing to the sales decrease was a decline in fire truck chassis sales of $8.1 million or 5.4% year over year, due to an increase in orders and sales in 2009 related to the 2010 emissions changes, along with a softening of the overall fire truck market due to tightening state and municipal budgets.  Partially offsetting these declines was an increase in motor home chassis sales, which increased by $53.4 million or 149.9% from $35.6 million in 2009 to $89.0 million in 2010 as the overall market for motor homes showed a marked improvement.  Our backlog of orders for our Specialty Vehicles segment at year end decreased by $89.4 million or 44.7% to $110.6 million in 2010 from $200.0 million in 2009.  While our backlog decreased in all of our Specialty Vehicles product lines, the main driver of the overall decrease was a $70.1 million or 56.6% decrease in backlog for our fire truck chassis to $53.7 million in 2010 from $123.8 million in 2009.  This decrease in fire truck chassis backlog reflects the pull-ahead orders received in 2009 in advance of the 2010 engine emissions change, as well as the softening of the overall fire truck market that we expect to continue into 2011 as a result of the tightening of state and municipal budgets.  There were no changes in pricing of our products that had a significant impact on our financial statements when comparing year-over-year.

Operating income decreased by $10.5 million or 35.8% in 2010 to $18.8 million or 5.2% of sales compared to $29.4 million or 7.4% of sales in 2009, due to the decline in revenues year over year, along with an unfavorable product sales mix in 2010 as compared to 2009 as aftermarket parts and assemblies, which carry higher margins made up a lesser proportion of revenues in 2010.  Our focus on cost containment, which led to a reduction in operating expenses of approximately 20% from 2009 to 2010 helped reduce the impact of the lower revenue levels and unfavorable sales mix in 2010.

Service and Delivery Vehicles

Income Statement Data – In Thousands	Year Ended December 31,
	2010		2009*
	Amount	Percentage	Amount	Percentage

Sales	$113,010	100.0%	$13,248	100.0%
Operating loss	$(2,242)	(2.0)%	$(974)	(7.4)%
Segment assets	$65,860	100.0%	$66,780	100.0%

* Represents one month of activity due to acquisition of Utilimaster on November 30, 2009.

Sales at our Service and Delivery Vehicles segment ended significantly higher in 2010 as 2009 encompassed only one month of operations following our acquisition of Utilimaster on November 30, 2009.  Service and Delivery Vehicles sales represented 24% of consolidated revenue for 2010.  There were no changes in pricing of our products that had a significant impact on our financial statements when comparing year-over-year.  Sales in our Service and Delivery Vehicles segment for 2011 are expected to increase over 2010 levels as a result of recent contracts to install keyless entry pads and safe loading systems in large fleet customers’ vehicles, the Reach NGCV which is expected to enter production during the second half of the year, and our expectation for improving market conditions as the service and delivery market tends to be an early cycle business.

Operating income was negatively impacted by elevated levels of R&D spending, including $2.9 million related to the Reach NGCV.  Backlog for our Service and Delivery Vehicles segment decreased by $10.2 million or 29.9% to $23.9 million at December 31, 2010 from $34.1 million in 2009.  Our backlog at December 31, 2009 included a large fleet order that was filled early in 2010.  In addition, fleet customers of our Service and Delivery Vehicles segment tend to place large orders on a periodic basis, which can cause larger shifts in timing and volume compared with our other product lines.

Fourth Quarter Results

Historically, our sales levels have varied from quarter to quarter. For a description of quarterly financial data, see Note 17, Quarterly Financial Data (Unaudited), in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

2010
We finished 2010 with a strong fourth quarter, with sales of $126.9 million, an increase of $6.3 million or 5.2% over the third quarter of 2010 and substantially higher than the first and second quarters.  The sales increase in the fourth quarter of 2010 is mainly due to sales at our Service and Delivery Vehicles segment, which were up $11.6 million or more than 40% from the third quarter of 2010, which is attributed to strong fleet sales during the quarter.  Offsetting this increase was a $5.3 million or 5.7% decrease in sales for the fourth quarter of 2010 in our Specialty Vehicles segment as compared with the prior quarter.  The decreases in Specialty Vehicles segment sales is due to declines in motor home chassis sales, which tend to be seasonal, along with declines in aftermarket parts and assemblies and specialty chassis, both of which were largely due to defense related sales declines, along with a decrease in fire truck chassis sales.  Partially offsetting these declines was an increase in fire truck body sales, which was due to a shift toward higher priced units in the fourth quarter as compared to the third quarter of 2010.

Gross profit for the fourth quarter of 2010 decreased slightly from the third quarter, due mainly to a less favorable product mix for the fourth quarter, which more than offset the increase in sales volume.  As compared to the first two quarters of 2010, gross profit in the fourth quarter was higher, owing to an increase in sales volume overall, as well as higher volumes in aftermarket parts and accessories, which tend to carry higher margins.

Net earnings from continuing operations for the fourth quarter of 2010 of $3.7 million continued the higher trend started in the third quarter, as a result of the increased revenue and steady gross profit levels discussed above, as well as reduced SG&A expense as compared with the first half of the year.  Also impacting net earnings from continuing operations in the quarter were research and development tax credits that were recorded during the quarter, which helped to reduce our effective tax rate to 22% for the fourth quarter.

2009
Sales during the fourth quarter of 2009 were slightly lower than the prior quarters of 2009, after excluding the sales of Utilimaster, which was acquired on November 30, 2009.  Sales were lower primarily due to the decrease in aftermarket parts and assemblies sales within the other product grouping of the Specialty Vehicles segment.  These declines were offset in part by increases in motor home sales which continued to show an upward trend when comparing the previous three quarters.  In addition, fire truck chassis and bodies both showed upward trends during the course of the year.  We believe that the 2010 engine emissions change positively impacted the 2009 sales increases.

Gross profit was disproportionate in the fourth quarter of 2009, showing trend lines down compared to the previous 2009 quarters primarily due to sales mix.  There were lower volumes of specialty vehicle and aftermarket parts and assemblies sales in the latter half of the year.  In addition, there were depressed margins at Utilimaster due to a one-time inventory valuation charge of $0.5 million incurred during December related to the adjustment of the acquired finished goods and work-in-process inventory to fair market value.

In addition to the items detailed above, net earnings from continuing operations during the fourth quarter were negatively impacted by one-time pre-tax charges of $0.7 million related to the Company’s acquisition of Utilimaster, exclusive of the $0.5 million noted above.

2008
Sales during the fourth quarter of 2008 were lower than the prior quarters in 2008 due to the higher specialty chassis sales in the first three quarters of 2008, primarily as a result of military orders that were completed early in the fourth quarter.  Additionally, motor home sales were down compared to prior quarters in this same year, due to the stress in the economic market.  These decreases in sales were partially offset by an increase in aftermarket parts and assemblies sales due to increased support of the military units in the field.  The fire truck chassis and bodies sales remained fairly consistent over all quarters of 2008.

Gross margin was disproportionate in the fourth quarter of 2008 compared to the previous quarters primarily due to sales mix.  There were higher aftermarket parts and assemblies sales during the quarter, which provide higher margins.  This is partially due to the fact that certain overhead related charges associated with aftermarket parts and assemblies are classified as operating expenses.  Also contributing to increased margins in the quarter were improved production efficiencies for fire truck bodies.

Net earnings from continuing operations during the fourth quarter were negatively impacted by a $6.0 million legal settlement related to the Department of Justice, in addition to the same variables noted above affecting sales and gross profit.

Financial Condition

Balance Sheet at December 31, 2010 compared to December 31, 2009

Accounts receivable increased $7.6 million or 16.8% from $45.0 million at December 31, 2009 to $52.5 million at December 31, 2010.  Accounts receivable days outstanding improved from 40 days at December 31, 2009 to 37 days at December 31, 2010, driven by higher sales levels in the fourth quarter of 2010 as compared with the fourth quarter of 2009, along with a focused effort on improving our working capital.

Inventory levels decreased by $36.2 million or 37.5% from $96.3 million at December 31, 2009 to $60.2 million at December 31, 2010.  This decrease is the result of a focused effort to reduce inventory levels across all of our operations and better align our working capital with anticipated sales levels.

Assets of discontinued operations of $11.0 million at December 31, 2009 reflect the assets of our Road Rescue, Inc. subsidiary, which we divested in September 2010.

The reduction in property, plant and equipment of $6.3 million reflects depreciation of $10.2 million, offset by $3.9 million of capital acquisitions, including approximately $0.8 million to support the Reach NGCV, which is anticipated to begin production in the second half of 2011.

Accrued compensation and related taxes decreased $1.7 million or 32%, from $5.4 million to $3.7 million year-over-year due to lower compensation expense related to incentive plans.  The lower compensation expense for incentive plans is a result of the lower financial results year-over-year, combined with lower staffing levels as part of our cost realignment activities.

Deposits from customers decreased $7.7 million or 66% to $3.9 million at December 31, 2010 from $11.6 million at December 31, 2009.  The lower level of deposits is mainly due to the reduction of deposits for pre 2010 emissions engines as products were delivered.

Current portion of long term debt decreased by $11.0 million or 99.1% to $0.1 million at December 31, 2010 from $11.1 million at December 31, 2009.  Long term debt decreased by $30.1 million or 85.4% to $5.1 million at December 31, 2010 from $35.2 million at December 31, 2009.  These decreases in debt were enabled by our strong cash flows from continuing operations, in addition to the approximately $7.4 million net cash received from the sale of our Road Rescue, Inc. subsidiary.    See Note 9, Debt in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding debt.

Other current liabilities and accrued expenses increased $1.3 million or 21% to $7.5 million at December 31, 2010 from $6.2 million at December 31, 2009, due to an accrual for a payment on a supplier agreement along with increases in insurance and property tax accruals year over year.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table:

	Year Ended December 31,
	2010	2009	2008
Cash provided by (used in):
Operating activities	$37,891	$34,428	$58,589
Investing activities	4,301	(47,797)	(16,211)
Financing activities	(44,982)	14,600	(40,009)
Discontinued operations	(1,178)	3,503	(2,156)
Net increase (decrease) in cash and cash equivalents	$(3,968)	$4,734	$213

During 2010, cash and cash equivalents decreased by $4.0 million to a balance of $14.5 million as of December 31, 2010.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the year ended December 31, 2010, cash generated by continuing operating activities was $37.9 million driven by a decrease in inventories of approximately $36.2 million from $96.3 million at December 31, 2009 to $60.2 million at December 31, 2010.  The decrease in inventory was part of a focused effort by management to reduce inventory and better align working capital with the reduced sales activity for 2010.  Also impacting cash generated by continuing operating activities was a decrease in customer deposits and an increase in accounts receivable, as discussed above.  See the Consolidated Statements of Cash Flows contained in Item 8 of this Form 10-K for the other various factors that represented the remaining fluctuation of cash from operations between the years.

Cash provided by investing activities of $4.3 million was driven by $7.4 million in cash proceeds from the sale of substantially all of the assets of our Road Rescue, Inc. subsidiary in September 2010.  See Note 3, Discontinued Operations in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on this divestiture.  Partially offsetting these cash proceeds was $3.9 million utilized for purchases of property, plant and equipment during the year ended December 31, 2010, including approximately $0.8 million for capital equipment related to the Reach NGCV, which is expected to begin production in the second half of 2011.  In 2011 we expect to incur cash outlays of $11 million to $13 million for capital expenditures and our acquisition of substantially all of the assets of Classic Fire, LLC, expected to be completed on April 1, 2011.  See Note 18, Subsequent Events in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on this pending acquisition.  For the year ended December 31, 2009, the $47.8 million of cash used in investing activities was driven primarily by our acquisition of Utilimaster in November 2009.

Cash used in financing activities of $45.0 million during the year ended December 31, 2010 includes $40.9 utilized to pay down our long term debt, much of which was originated to fund our acquisition of Utilimaster in November 2009.  In addition we utilized $3.3 million in the payment of cash dividends.

Cash used in discontinued operations of $1.2 million in 2010 represents cash utilized by our Road Rescue, Inc. subsidiary.  See Note 3, Discontinued Operations in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on the divestiture of substantially all of the assets of our Road Rescue, Inc. subsidiary.

Working Capital

Our working capital is summarized in the following table:

	As of December 31,
	2010	2009	2008

Current assets	$139,954	$184,760	$191,464
Current liabilities	41,724	65,023	72,784
Working capital	$98,230	$119,737	$118,680

Working capital decreased from 2009 to 2010 due to a $36.2 million decrease in inventory, as discussed above, along with the September 2010 divestiture of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, which were classified as held for sale and included in current assets and current liabilities at December 31, 2009, on a retrospective basis.  The decreases in current assets were partially offset by a $7.7 million decrease in deposits from customers, and the November 30, 2010 payment of $10.6 million of long term debt classified as current at December 31, 2009.   The decrease in working capital from 2008 to 2009 was nominal as the addition of Utilimaster resulted in additional working capital of approximately $10.3 million which was offset primarily by the reduction in accounts receivable balances.

Restructuring Activities

During the years ended December 31, 2010 and 2009, we undertook restructuring initiatives to align expenses to coincide with current revenue expectations.  The actions we took allowed us to maintain profitability despite the fall in sales volumes.  Cost reduction measures included workforce reductions, plant and operation consolidations and overall improved cost management. An increased focus on inventory and other balance sheet items also drove working capital levels down, particularly in light of the addition of Utilimaster.  We recorded expense related to these restructuring activities of $2.0 million and $0.8 million for the years ended December 31, 2010 and 2009, respectively.  See Note 14, Restructuring Charges in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Contingent Obligation

In connection with the acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date, resulting in a $1.8 million balance at December 31, 2010 based upon the likelihood of the payments, discounted to the reporting date.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.  See Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.

Debt

On November 30, 2009, the Company entered into a three-year unsecured revolving credit facility under which it may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 9, Debt, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of December 31, 2010 and 2009, we had drawn $0 and $30.0 million on this line, respectively.  The balance at December 31, 2009 carried an interest rate of 2.5%.   Beginning in 2011 our revolving credit facility will be utilized to finance commercial chassis received by our Utilimaster subsidiary under its converter pool agreement with a certain manufacturer.  This funding will be shown as a reduction of up to $5.0 million on the revolving credit facility available to us.

Also on November 30, 2009, the Company amended and restated its private shelf agreement with Prudential Investment Management, Inc.  The Company had previously issued $10.0 million of its 4.93% Series A Senior Notes due November 30, 2010, which were governed by the amended and restated agreement.  The Series A Senior Notes were repaid on November 30, 2010.  Under this same private shelf agreement, the Company issued $5.0 million of its 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5 million and $15 million at December 31, 2010 and 2009, respectively.

Under the terms of the line of credit and the term notes detailed above, the Company is required to maintain certain financial ratios and other financial conditions.  The agreements prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At December 31, 2010, we were in compliance with all debt covenants, and, based on our outlook for 2011, we expect to be able to meet these financial covenants over the next twelve months.

On June 28, 2010 a mortgage note, carrying interest at 3% and secured by real estate and buildings was paid in full and retired.

We had capital lease obligations outstanding of approximately $0.2 million and $0.3 million as of December 31, 2010 and 2009, respectively, due and payable over the next four years.

Equity Securities

On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is based on management’s assessment of market conditions.  As of December 31, 2010, no shares of common stock were repurchased under this authorization.  If we were to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost approximately $6.4 million based on the closing price of our stock on February 28, 2011.  We believe that we have sufficient resources to fund this potential stock buyback.

On July 21, 2009, the Board of Directors reauthorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  No shares of common stock were repurchased under this authorization, which expired July 20, 2010.

Dividends

On October 28, 2010 the Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 9, 2010 to shareholders of record on November 11, 2010.

On February 16, 2010, the Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.  The total amount of dividends paid in 2010 was $3.3 million.

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

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.  The weighted average interest rate for long term debt as of December 31, 2010 was 4.31%.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$7,005	$518	$663	$574	$5,250
Capital leases	265	120	117	28
Operating leases	1,930	767	1,119	47	--
Contingent payments (2)	2,310	--	1,700	610
Purchase obligations	23,119	23,119	--	--	--

Total contractual obligations obligations	$34,629	$24,524	$3,596	$1,259	$5,250

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2010.
(2)	Contingent payments are estimates associated with the Utilimaster acquisition that occurred in 2009, which assumes that various contingencies and market opportunities occur in 2011 and beyond.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies and estimates is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. These policies were selected because they are broadly applicable within the Company’s operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

Revenue Recognition

We recognize revenue in accordance with authoritative guidelines, including those of the SEC. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer.  In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer.  On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of our quality control inspections, and are ready for delivery.  All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

Accounts Receivable

We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in our allowance for doubtful accounts balance historically.  Please see Note 1, General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K and Appendix A included in this Form 10-K for further details and historical view of our allowance for doubtful accounts balance.

Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with authoritative guidance on goodwill and other indefinite-lived intangible assets, such assets are tested for impairment at least annually, and written down when and to the extent impaired. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.

We evaluate the recoverability of goodwill by estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.  When the estimated fair value of a reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

We evaluate the recoverability of our indefinite lived intangible asset, which consists of our Utilimaster trade name, by comparing the estimated fair value of the trade name with its carrying value.  We estimate the fair value of our trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value.  In determining the estimated fair value of the trade name, we consider current and projected future levels of revenue based on our plans for Utilimaster, business trends, prospects and market and economic conditions.

Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, weighted average cost of capital and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.

The goodwill of the Specialty Vehicles segment of $2.5 million at December 31, 2010, related solely to Crimson Fire, Inc., a reporting unit of that segment.  The estimated fair value of Crimson Fire, Inc. exceeded its associated book value by 24% as of October 1, 2010, the most recent annual assessment date.

The goodwill of our Service and Delivery Vehicles segment of $16.0 million at December 31, 2010 related to our Utilimaster, Inc. subsidiary, the sole reporting unit of that segment.  The estimated fair value of Utilimaster, Inc. exceeded its associated book value by 17% as of October 1, 2010.

The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  The estimated fair value of our Utilimaster trade name exceeded its associated book value of $2.9 million by 14% as of October 1, 2010.

Please refer to Note 7, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible asset.

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

Warranties

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring the Company’s obligations under the warranty agreements.  Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  In 2009, there were adjustments to the warranty reserve relating to military vehicles, where the Company’s specific warranty experience data had been limited to specific data for commercial vehicles in previous years. Therefore, in 2009 there was a change in estimate for warranty liability related to the military vehicles to more accurately reflect actual warranty claims made for these specific vehicles. The impact from the change in estimate during 2009 was a $1.4 million reduction in the liability.  See Note 13, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

New and Pending Accounting Policies

See Note 1 in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Effect of Inflation

Inflation affects us in two principal ways.  First, our revolving note payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies.  Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products.   However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts.  Since order lead times can be as much as nine months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases.  We strive to minimize the effect of inflation through cost reductions and improved productivity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At December 31, 2010, we had $5.0 million of debt outstanding under our variable rate short-term and long-term debt agreements.  An increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

We do not believe that there has been a material change in the nature or categories of the primary market risk exposures or the particular markets that present our primary risk of loss.  As of the date of this report, we do not know of or expect any material changes in the general nature of our primary market risk exposure in the near term.  In this discussion, “near term” means a period of one year following the date of the most recent balance sheet contained in this report.

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond our control.  All information provided in response to this item consists of forward-looking statements.  Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Annual Report on Form 10-K for a discussion of the limitations on our responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010.  In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(1) of this Form 10-K.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1, the Company changed its method of accounting for business combinations with the required adoption of new accounting guidance related to Accounting for Business Combinations, effective January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 15, 2011

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2010 and our report dated March 15, 2011 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 15, 2011

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$14,507	$18,475
Accounts receivable, less allowance of $996 and $685	52,542	44,974
Inventories	60,161	96,330
Deferred income tax assets	6,218	6,503
Income taxes receivable	2,890	4,212
Other current assets	3,636	3,223
Assets of discontinued operations	-	11,043
Total current assets	139,954	184,760

Property, plant and equipment, net	71,268	77,581
Goodwill	18,418	18,404
Intangible assets, net	10,946	11,491
Other assets	1,163	1,041
TOTAL ASSETS	$241,749	$293,277

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$17,970	$19,523
Accrued warranty	5,702	6,296
Accrued customer rebates	1,205	1,324
Accrued compensation and related taxes	3,680	5,410
Accrued vacation	1,635	1,783
Deposits from customers	3,902	11,571
Other current liabilities and accrued expenses	7,528	6,200
Current portion of long-term debt	102	11,146
Liabilities of discontinued operations	-	1,770
Total current liabilities	41,724	65,023

Other non-current liabilities	4,284	4,189
Long-term debt, less current portion	5,122	35,204
Deferred income tax liabilities	7,640	8,341

Shareholders' equity:
Preferred stock, no par value: 2,000
shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares
authorized; 33,215 and 32,894 outstanding	332	329
Additional paid in capital	68,715	67,099
Retained earnings	113,932	113,092
Total shareholders' equity	182,979	180,520
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$241,749	$293,277

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Twelve Months Ended December 31,
	2010	2009	2008

Sales	$480,736	$409,538	$819,654
Cost of products sold	407,201	328,305	673,424
Restructuring charges	990	264	-
Gross profit	72,545	80,969	146,230

Operating expenses:
Research and development	16,912	16,974	18,770
Selling, general and administrative	43,869	42,436	57,875
Restructuring charges	1,006	576	-
Total operating expenses	61,787	59,986	76,645

Operating income	10,758	20,983	69,585

Other income (expense):
Interest expense	(950)	(1,322)	(2,057)
Interest and other income	444	517	391
Total other income (expense)	(506)	(805)	(1,666)

Earnings before taxes	10,252	20,178	67,919

Taxes on income	3,017	7,023	24,919

Net earnings from continuing operations	7,235	13,155	43,000

Net loss from discontinued operations	(3,094)	(1,383)	(286)

Net earnings	$4,141	$11,772	$42,714

Basic net earnings (loss) per share
Earnings from continuing operations	$0.22	$0.40	$1.32
Loss from discontinued operations	(0.09)	(0.04)	$(0.01)
	$0.13	$0.36	$1.31

Diluted net earnings (loss) per share
Earnings from continuing operations	$0.22	$0.40	$1.31
Loss from discontinued operations	(0.09)	(0.04)	$(0.01)
	$0.13	$0.36	$1.30

Basic weighted average common shares outstanding	33,021	32,729	32,582

Diluted weighted average common shares outstanding	33,101	32,916	32,817

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2010, 2009 and 2008
(In thousands)

	Number of	Common	Additional	Retained	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Equity
Balance at December 31, 2007	32,353	$324	$62,648	$66,246	$129,218

Issuance of common stock and the tax
impact of stock incentive plan transactions	72	1	(737)	-	(736)

Dividends declared ($0.10 per share)	-	-	-	(3,250)	(3,250)

Issuance of restricted stock, net of
cancellation	147	1	(1)	-	-

Stock based compensation expense related
to restricted stock	-	-	2,697	-	2,697

Comprehensive income:

Net earnings				42,714	42,714

Total comprehensive income	-	-	-		42,714

Balance at December 31, 2008	32,572	326	64,607	105,710	170,643

Issuance of common stock and the tax
impact of stock incentive plan transactions	188	2	442	-	444

Dividends declared ($0.13 per share)	-	-	-	(4,236)	(4,236)

Issuance of restricted stock, net of
cancellation	274	3	(3)	-	-

Stock based compensation expense related
to restricted stock	-	-	2,332	-	2,332

Purchase and constructive retirement of stock	(140)	(2)	(279)	(154)	(435)

Comprehensive income:

Net earnings				11,772	11,772

Total comprehensive income	-	-	-		11,772

Balance at December 31, 2009	32,894	329	67,099	113,092	180,520

Issuance of common stock and the tax
impact of stock incentive plan transactions	107	1	(787)	-	(786)

Dividends declared ($0.10 per share)	-	-	-	(3,301)	(3,301)

Issuance of restricted stock, net of
cancellation	214	2	(2)	-	-

Stock based compensation expense related
to restricted stock	-	-	2,405	-	2,405

Comprehensive income:	-	-	-

Net earnings				4,141	4,141

Total comprehensive income					4,141
Balance at December 31, 2010	33,215	$332	$68,715	$113,932	$182,979

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009	2008
Cash flows from operating activites:
Net earnings	$4,141	$11,772	$42,714
Adjust for loss from discontinued operations	3,094	1,383	286
Earnings from continuing operations	7,235	13,155	43,000
Adjustments to reconcile net earnings from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	10,718	7,503	5,725
(Gain) loss on disposal of assets	(819)	432	58
Tax benefit (expense) related to stock incentive plan transactions	566	(140)	627
Deferred income taxes	(416)	2,610	188
Stock based compensation related to stock awards	2,405	2,332	2,697
Decrease (increase) in operating assets:
Accounts receivable	(7,568)	34,791	56,978
Inventories	36,169	(2,110)	17,191
Income taxes receivable	1,322	(6,978)	-
Other assets	(413)	5,576	(5,728)
Increase (decrease) in operating liabilities:
Accounts payable	(1,553)	(8,531)	(67,682)
Accrued warranty	(594)	(3,128)	(2,471)
Accrued customer rebates	(119)	(174)	(465)
Accrued compensation and related taxes	(1,730)	(8,282)	1,636
Accrued vacation	(148)	112	156
Deposits from customers	(7,669)	1,649	4,483
Other current liabilites and accrued expenses	1,328	(4,490)	1,270
Taxes on income	(823)	101	926
Total adjustments	30,656	21,273	15,589
Net cash provided by operating activities	37,891	34,428	58,589

Cash flows from investing activities:
Proceeds from sale of discontinued operations	7,358	-	-
Purchases of property, plant and equipment	(3,869)	(5,621)	(16,272)
Proceeds from sale of property, plant and equipment	826	142	61
Acquisition of business, net of cash acquired	(14)	(42,318)	-
Net cash provided by (used in) investing activities	4,301	(47,797)	(16,211)

Cash flows from financing activities:
Proceeds from long-term debt	29,254	45,000	203,500
Payments on long-term debt	(70,150)	(26,174)	(239,523)
Purchase and retirement of common stock	-	(435)	-
Issuance of stock	-	710	-
Use of cash from the exercise, vesting or
cancellation of stock incentive awards	(219)	(405)	(109)
Cash retained (paid) related to tax impact of
stock incentive plan transactions	(566)	140	(627)
Payment of dividends	(3,301)	(4,236)	(3,250)
Net cash provided by (used in) financing activities	(44,982)	14,600	(40,009)

Cash flows from discontinued operations:
Operating activities	(4,146)	3,695	(2,138)
Investing activities	2,968	(192)	(18)
Net cash provided by (used in) discontinued operations	(1,178)	3,503	(2,156)

Net increase (decrease) in cash and cash equivalents	(3,968)	4,734	213
Cash and cash equivalents at beginning of period	18,475	13,741	13,528
Cash and cash equivalents at end of period	$14,507	$18,475	$13,741

Supplemental disclosures: Cash paid for interest was $1,208, $1,300 and $2,421 for 2010, 2009, and 2008, respectively. Cash paid for income taxes was $679, $9,284, and $23,377 for 2010, 2009 and 2008, respectively.

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”) is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. The Company’s principal chassis markets are fire trucks, motor homes, defense and other specialty vehicles. The Company also has various subsidiaries that are manufacturers of bodies for various markets including fire trucks and service and delivery vehicles.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Spartan Chassis, Inc., Crimson Fire, Inc., Crimson Fire Aerials, Inc., Utilimaster Corporation (which was acquired on November 30, 2009), and Road Rescue, Inc. (“Road Rescue”) through its date of sale.  As the result of our sale of substantially all of the assets and related liabilities of Road Rescue, the financial results related to this operation are presented as discontinued operations in the Company’s Consolidated Financial Statements for all periods presented. See Note 2, Discontinued Operations for further details.  All intercompany transactions have been eliminated.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Revenue Recognition. The Company recognizes revenue in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer.  In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer.  On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of the Company’s quality control inspections, and are ready for delivery.  All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. Rebates for certain product sales, which are known and accrued at time of sale, are reflected as a reduction of revenue.  Service revenue is immaterial at less than one percent of total sales.  The collectability of any related receivable is reasonably assured before revenue is recognized.

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

Accounts Receivable. The Company’s receivables are subject to credit risk, and the Company does not typically require collateral on its accounts receivable.  The Company performs periodic credit evaluations of its customers’ financial condition and generally requires a security interest in the products sold. Receivables generally are due within 30 to 60 days.  The Company maintains an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally the Company’s assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, the Company may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Past due accounts are written off when collectability is determined to be no longer assured.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Inventories are stated at the lower of first-in, first-out cost or market. Estimated inventory allowances for slow-moving and obsolete inventory are based upon current assessments about future demands, market conditions and related management initiatives.  If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives using principally an accelerated method for both financial statement and income tax purposes.  Included in property, plant and equipment are capital leases beginning in 2009 as there were none in prior years.  Cost includes an amount of interest associated with significant capital projects.  Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.  Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized.  The Company reviews its property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, and that are not held for sale for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

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

The Company performs its annual goodwill and indefinite lived intangible assets impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  Goodwill is reviewed for impairment utilizing a two-step process.  The first step requires a comparison of the fair value of each reporting unit, which the Company primarily determines using an income approach based on the present value of discounted cash flows, to the respective carrying value.  If the fair value of the reporting unit exceeds its carrying value, the related goodwill is not considered impaired.  If the carrying value is higher than the fair value, there is an indication that an impairment may exist and the second step is then required.  In step two, the implied fair value of goodwill is calculated as the excess of the fair value of a reporting unit over the fair values assigned to its assets and liabilities.  If the implied fair value of goodwill is less than the carrying value of the reporting unit's goodwill, the difference is recognized as an impairment loss.  Indefinite lived intangible assets are reviewed for impairment by comparing their estimated fair values with the carrying cost of the asset.  See Note 7, Goodwill and Intangible Assets, for further details.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Warranties. The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 13, Commitments and Contingent Liabilities, for further information regarding warranties.

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

Taxes on Income.  The Company accounts for income taxes under a method that requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets be reduced by a valuation allowance if, it is more likely than not, some portion or all of the deferred income tax assets will not be realized.

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

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although management believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Interest and penalties attributable to income taxes are recorded as a component of income taxes.

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period.  Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of the Company’s SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of the Company’s stock options outstanding during the period. There was new guidance relating to determining whether instruments granted in share-based payment transactions are participating securities, which was adopted effective January 1, 2009, on a retrospective basis with all prior periods presented restated.  The new guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  The Company’s unvested restricted stock is considered a participating security and thus is fully included in the both earnings per share computations.  See Note 15, Earnings Per Share, for further details.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Stock Incentive Plans. Share based payment compensation costs for equity-based awards is measured on the grant date based on the fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option and stock appreciation rights awards are estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant. The Company’s incentive stock plans are described in more detail in Note 12, Stock Based Compensation.

Fair Value.  The Company is required to disclose the fair value of its financial instruments.  The carrying value at December 31, 2010 and 2009 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature.  The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications.  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.  As the result of our sale of substantially all of the assets and related liabilities of the Company’s Road Rescue subsidiary, the financial results related to this operation are presented as discontinued operations in the Company’s Consolidated Financial Statements for all periods presented.

Discontinued Operations.    In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, a wholly-owned subsidiary of the Company previously reported within the former Emergency Vehicle Team reportable segment.  In September 2010, the Company completed the sale of substantially all of the assets of Road Rescue.  For all periods presented, the operating results and assets and liabilities related to Road Rescue that were sold have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless noted otherwise. See Note 3 - Discontinued Operations for further detail.

Segment Reporting.  For reporting purposes, the Company has redefined its reportable segments to be Specialty Vehicles and Service and Delivery Vehicles.  Reportable segments are identified based on differences in products, services and markets served and how the chief operating decision makers utilize financial data and make decisions to allocate resources.  More detailed information about the reporting segments can be found in Note 16 - Business Segments.

New Accounting Standards

In December 2010, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update 2010-28 (“ASU 2010-28”), Intangibles-Goodwill and Other (Topic 350):  When to perform Step 2 of the Goodwill Impairment Test for Reporting  Units with Zero or Negative Carrying Amounts.  ASU 2010-28 requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The requirements in ASU 2010-28 are effective for public companies in the first annual period beginning after December 15, 2010.  ASU 2010-28 is not expected to have a material impact on our consolidated financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

In December 2010, the FASB released Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805):  Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period.  The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.  The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The Company will apply the provisions of ASU 2010-29 on a prospective basis.  The provisions of ASU 2010-29 are not expected to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued a new standard regarding “Business Combinations”, to further enhance the accounting and financial reporting related to business combinations.  This standard establishes principles and requirements for how the acquirer in a business combination (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and (3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The Company applied this new standard related to its November 30, 2009 acquisition of Utilimaster (see Note 2, Acquisition Activities). The primary impact of this new guidance on the Utilimaster acquisition was the expensing of approximately $665 of acquisition-related costs that would have been previously capitalized and the recording of $1,541 for a contingent earn-out liability.

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

The Company expects the acquisition of Utilimaster will further diversify its revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The Company believes the acquisition also allows the Company to gain entry into the North American service and delivery market, add fabrication and vehicle body expertise, benefit from Utilimaster’s strong brand, market share position, and solid customer base, and create opportunities to leverage future growth in the Company’s chassis business.

Included in the Company’s results since the November 30, 2009 acquisition are net sales of $113,010 and $13,248 and operating losses of $2,242 and $974 from Utilimaster for the years ended December 31, 2010 and 2009, respectively.  Included in the 2009 results from Utilimaster was a one-time charge to cost of products sold of $500  related to the fair value step-up of inventories acquired from Holdings and sold in December 2009.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Pro forma Results of Operation (Unaudited)
The following table provides pro forma net sales and results of operations for the years ended December 31, 2009 and December 31, 2008, as if Utilimaster had been acquired as of January 1, 2008.  Net earnings and Diluted net earnings per share include the results of the Company’s discontinued operations.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Utilimaster resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at December 31, 2009.  The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Utilimaster. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations (Unaudited)	2009	2008

Net sales	$506,871	$1,005,182

Net earnings	11,186	46,780

Diluted net earnings per share	0.34	1.43

Purchase Price Allocation
The purchase price of $44,512 consisted of cash consideration paid by the Company at closing of $42,330  (net of cash acquired of $641), plus a $1,541 contingency for certain performance-based earn out payments.

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets included a trade name, acquired project in development, customer relationships, backlog and certain non-compete agreements.  Management assigned fair values to the acquired project in development, customer relationships, backlog and non-compete agreements through the discounted cash flow method, and to the acquired trade name through the relief from royalty method.  The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $15,961 was recorded as goodwill.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Accounts receivable	$7,801
Inventory	14,858
Other current assets	4,971
Property, plant and equipment	15,849
Intangible assets	11,620
Goodwill	15,961
Total assets acquired	71,060

Accounts payable	7,202
Current liabilities	8,894
Other long-term liabilities	2,241
Deferred income taxes	8,211
Total liabilities assumed	26,548

Total purchase price	$44,512

Contingent Consideration
Pursuant to the Merger Agreement, the prior shareholders of Holdings may receive additional consideration through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. The Merger Agreement specifies three separate categories of potential payouts, including: 1) a single payment contingent upon the sale and delivery on or before a specified date of the “Reach” Next Generation Commercial Van (“NGCV”) that was in development at the time of the acquisition, 2) a single payment contingent upon the sale and delivery of a specified number of the Reach NGCV on or before a specified date, and 3) annual payments for each calendar year beginning in 2010 through and including 2014 as a percentage of and contingent upon revenues for that calendar year exceeding predetermined thresholds.  In accordance with accounting guidance for business combinations, at the date of sale the Company recorded a contingent liability of $1,541 for the value of the future consideration based upon its best estimate of the likelihood of the payments, discounted to its present value using a discount rate of 15%.  During the year ended December 31, 2010, the Company recorded additional expense of $231 reflecting a change in the present value of the contingent liability due to the decrease in the discount period, bringing the total contingent liability to $1,772 at December 31, 2010.  As of December 31, 2010, no payments were required to have been made against this contingent liability.

Goodwill Assigned
The acquisition resulted in the recognition of $15,961 of goodwill, which is not deductible for tax purposes. See Note 7, Goodwill and Intangible Assets, for further information on goodwill.

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

Financing for the Utilimaster Acquisition
Financing for the acquisition of Utilimaster included cash of $22,914, net of cash received, and debt financing of $19,416 (see Note 9, Debt), for a total amount of consideration paid, net of cash acquired, of $42,330.  Contingent consideration currently recorded at $1,772 will be paid as it becomes due.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Utilimaster Acquisition Related Expenses
During the fourth quarter of 2009, pretax charges totaling approximately $700 were recorded for legal expenses and other transaction and integration costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the 2009 business segment table in Note 16, Business Segments.

NOTE 3 – DISCONTINUED OPERATIONS

In June 2010, the Company’s Board of Directors decided to discontinue the operations of Road Rescue and hold the assets for sale.  The exit of the Road Rescue operations was driven by the realignment of the Company’s cost structure and a focus on areas of the business that generate profitable market share.   Exiting this business will allow the Company to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core operations.

On September 20, 2010, the Company completed the sale of substantially all of the assets and related liabilities of its Road Rescue operations to an unrelated party for $8,000, consisting of $7,067 in cash, net of an estimated working capital adjustment of $572 and selling costs of $361.  During the fourth quarter of 2010, the working capital adjustment was finalized, resulting in an additional adjustment of $70, paid by the Company to the purchaser.  As a result, during the year ended December 31, 2010, the Company recognized a pre-tax gain on sale, after all net working capital adjustments, of $603 which is recorded in the Consolidated Statements of Income under Net loss from discontinued operations.  The acquiring entity is not a related party of the Company.

As a result of the decision to hold Road Rescue for sale, certain assets and liabilities were reclassified as assets and liabilities associated with discontinued operations.  Certain assets were adjusted to their estimated fair value and associated exit costs incurred were recorded, in accordance with FASB Codification related to “Discontinued Operations”.  The following assets and liabilities have been segregated and included in assets of discontinued operations or liabilities of discontinued operations, as appropriate, in the Consolidated Balance Sheets as of December 31, 2009:

Accounts receivable, net	$1,403
Inventories	6,071
Property, plant and equipment, net	2,648
Other current assets	921
Assets of discontinued operations	$11,043

Accounts payable	$614
Accrued warranty	396
Other accrued expenses	760
Liabilities from discontinued operations	$1,770

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

For the year ended December 31, 2010, Road Rescue’s pre-tax loss from operations includes asset impairment charges of $1,875, including a $1,746 write-down in the book value of the building used by Road Rescue to its estimated fair value, and exit costs of $129.  The following table details the results of discontinued operations reported in the Condensed Consolidated Statements of Income within Net loss from discontinued operations:

	Year ended December 31,
	2010	2009	2008

Sales	$14,002	$20,388	$24,736
Pre-tax loss from operations	(5,067)	(2,338)	(874)
Pre-tax gain on sale	603	-	-
Net loss	(3,094)	(1,383)	(286)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2010	2009

Finished goods	$16,453	$16,619
Work in process	9,528	13,638
Raw materials and purchased components	37,868	68,926
Reserve for slow-moving inventory	(3,687)	(2,853)

TOTAL INVENTORY	$60,161	$96,330

Included in the “Raw materials and purchased components” line item above are transitional engines in preparation for the 2010 engine emissions change.  In addition, this line item includes engines that were purchased from vendors who had notified the Company that the respective models would no longer be available.  These combined engines amounted to approximately $5,560 and $22,400 December 31, 2010 and 2009, respectively.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $5,606 and $12,800 at December 31, 2010 and 2009, respectively.  When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of goods sold on the Company’s Consolidate Statements of Income.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2010	2009

Land and improvements	$6,769	$6,738
Buildings and improvements	66,917	66,646
Plant machinery and equipment	26,196	24,191
Furniture and fixtures	14,252	13,789
Vehicles	3,267	3,156
Construction in process	1,307	558

SUBTOTAL	118,708	115,078
Less accumulated depreciation	(47,440)	(37,497)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$71,268	$77,581

During 2009, the Company engaged in certain restructuring activities, see Note 14, Restructuring Charges, which included the consolidation of plant facilities.  As a result of this activity, a building having a net book value of $429 was considered fully impaired and the related loss was recognized.  This loss was reported on the restructuring charges line, within the operating expense section, of the Consolidated Statements of Income.  As this property did not belong to a named segment, the Company’s “Other” category recognized this loss during the third quarter of 2009.

There were no capitalized interest costs in 2010 or 2009.

NOTE 6 - LEASES

The Company leases certain office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2010, 2009 and 2008 was $799, $1,063, and $1,028, respectively.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Future Minimum
Operating Lease
Year	Payment Amounts
2011	$767
2012	679
2013	437
2014	39
2015	8

Total	$1,930

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company leases certain office equipment, computer hardware and material handling equipment under capital lease agreements.  Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $346 and $134 at December 31, 2010.  Future minimum capital lease commitments under non-cancelable leases are as follows:

Future Minimum
Capital Lease
Year	Payments

2011	$120
2012	59
2013	58
2014	28

Total lease obligations including imputed interest	265

Less imputed interest charges	(41)

Total outstanding capital lease obligations	$224

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company evaluates the recoverability of goodwill by estimating the future cash flows of the reporting units to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, management considers current and projected future levels of income based on its plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.

The Company evaluates the recoverability of its indefinite lived intangible asset, which consists of its Utilimaster trade name, based on estimates of future royalty payments that are avoided through its ownership of the trade name, discounted to their present value.  In determining the estimated fair value of the trade name, management considers current and projected future levels of revenue based on its plans for Utilimaster, business trends, prospects and market and economic conditions.

Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.

The goodwill at the Company’s Crimson Fire, Inc. subsidiary, a reporting unit which is included in the Company’s Specialized Vehicles reportable segment, was evaluated as of October 1, 2010, its current annual goodwill impairment assessment date, using a discounted cash flow valuation.  The estimated fair value of Crimson Fire, Inc. exceeded its book value by approximately 24% and therefore there was no impairment.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company acquired Utilimaster on November 30, 2009.  See Note 2, Acquisition Activities, for further details related to this acquisition.  The difference between the consideration paid and the acquisition-date value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. The goodwill at Utilimaster was evaluated as of October 31, 2010, using a discounted cash flow valuation.  The estimated fair value of Utilimaster exceeded its book value by approximately 17% and therefore there was no impairment.

	Goodwill by Segment
	Specialty Vehicles	Service and Delivery Vehicles	Total

Balances as of December 31, 2008	$2,457	$-	$2,457

Acquisition of Utilimaster	-	15,947	15,947

Balances as of December 31, 2009	2,457	15,947	18,404

Adjustment to Utilimaster acquisition	-	14	14

Balances as of December 31, 2010	$2,457	$15,961	$18,418

There were no accumulated impairment losses recorded against the goodwill in the Company’s Specialty Vehicles or Service and Delivery Vehicles segments as of December 31, 2008.

In conjunction with the 2009 acquisition of Utilimaster, the Company acquired other intangible assets.  Prior to this acquisition, the only other recorded intangible was the goodwill related to the Crimson Fire, Inc. reportable unit.  Accordingly, the Company had $545 and $129 of intangible asset amortization expense during 2010 and 2009, respectively, and none in 2008.  The amortizable intangible assets are being amortized over their remaining lives consistent with the pattern of economic benefits estimated to be received.  The acquired product development project intangible will be amortized on a similar basis once it has been completed, which is estimated to be in late 2011.   The non-compete agreement intangible asset is being amortized on a straight-line basis, while the other intangible assets, except for the trade name which has an indefinite life, are being amortized based on the pattern of estimated after-tax operating income generated.  The Company estimated the fair value of its Utilimaster trade name, as of October 1, 2010, based on estimates of future royalty payments that are avoided through its ownership of the trade name, discounted to their present value.   The estimated fair value of the Company’s Utilimaster trade name at October 1, 2010 exceeded its carrying cost by approximately 14%, and therefore there was no impairment.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table provides information regarding the Company’s other intangible assets:

		As of December 31, 2010			As of December 31, 2009
	Weighted-
	Average
	Amortization	Gross			Gross
	Period	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	(years)	Amount	Amortization	Amount	Amount	Amortization	Amount

National account customer relationships	20	$5,480	$196	$5,284	$5,480	$30	$5,450
Acquired product development project	20	1,860	-	1,860	1,860	-	1,860
Other customer relationships	6	690	86	604	690	14	676
Non-compete agreements	6	400	72	328	400	5	395
Backlog	Less than 1	320	320	0	320	80	240
Trade name	indefinite	2,870	-	2,870	2,870	-	2,870

Total		$11,620	$674	$10,946	$11,620	$129	$11,491

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2011	$520
2012	711
2013	778
2014	758
2015	709
Thereafter	4,600
$8,076

NOTE 8 - TAXES ON INCOME

Taxes on income consist of the following:

	Year Ended December 31,
	2010	2009	2008

Taxes on income of continuing operations	$3,017	$7,023	$24,919
Income tax credits of discontinued operations	(1,275)	(736)	(304)
Total taxes on income	$1,742	$6,287	$24,615

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Income taxes from continuing operations consist of the following:
	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$2,475	$4,344	$23,193
State	958	69	1,538
Total current	3,433	4,413	24,731
Deferred (credit):
Federal	(458)	2,395	168
State	42	215	20
Total deferred	(416)	2,610	188

TOTAL TAXES ON INCOME	$3,017	$7,023	$24,919

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 12, Stock Based Compensation. These adjustments were an addition of $566 in 2010, a reduction of $140 in 2009 and an addition of $627 in 2008.  The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.  Taxes on income for the year ended December 31, 2010 include $1,168 for research and development tax credits applied for in 2010, which is largely a reflection in the Company’s increased research and development efforts in recent years.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2010		2009		2008
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the
statutory rate	$3,588	35.00%	$7,062	35.00%	$23,771	35.00%
Increase (decrease) in income taxes
resulting from:
Nondeductible expenses - settlement	--	--	--	--	2,100	3.09
Nondeductible expenses - other	111	1.08	316	1.57	107	0.16
State tax expense, net of federal income tax benefit	650	6.34	250	1.23	1,080	1.60
Adjustment of valuation allowance on state net operating losses and ITC carryforwards, net of federal income tax benefit	--	--	--	--	68	0.10
Section 199 production deduction	(289)	(2.82)	(279)	(1.38)	(1,559)	(2.30)
Federal research and development tax credit	(1,168)	(11.40)	(203)	(1.01)	(534)	(0.79)
Other	125	1.23	(123)	(0.60)	(114)	(0.17)
TOTAL	$3,017	29.43%	$7,023	34.81%	$24,919	36.69%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2010	2009
Current asset (liability):
State tax credit and net operating loss carryforwards, net of federal income tax benefit	$3,688	$3,601
Warranty reserve	2,524	2,369
Inventory costs and reserves	2,072	1,799
Compensation related accruals	868	906
Federal income tax benefit related to state unrecognized tax benefits	517	447
Vendor compensation	201	255
Allowance for doubtful accounts	174	232
Prepaid insurance	(275)	(136)
Deferred revenue	-	351
Other	98	280
Total - Current	9,867	10,104
Valuation Allowance	(3,649)	(3,601)

Total - Current, Net	$6,218	$6,503

Noncurrent asset (liability):
Depreciation	$(6,314)	$(6,723)
Goodwill	(3,835)	(3,809)
Other	2,509	2,191
Total - Noncurrent	$(7,640)	$(8,341)

At December 31, 2010 and 2009, the Company had state deferred tax assets, related to state tax net operating loss carry-forwards, of approximately $931 and $733, respectively, which begin expiring in 2017.  Also, as of December 31, 2010, the Company had state deferred tax assets, related to state tax credit carry-forwards, of approximately $4,682, which begin expiring in 2023.  The Company has valuation allowances against these deferred tax assets, which are reflected in the above table net of Federal income taxes, and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable in the particular states.  See Note 2, Acquisition Activities, for further information regarding the change in deferred tax liabilities resulting from the acquisition of Utilimaster on November 30, 2009.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2010 is as follows:

	2010	2009	2008
Balance at January 1,	$1,145	$884	$662
Increase related to prior year tax positions	280	304	104
Increase related to Utilimaster purchase	--	279	--
Increase (decrease) related to current year tax positions	150	(3)	118
Settlements	(535)	(319)	--
Expiration of statute	(53)	--	--
Balance at December 31,	$987	$1,145	$884

Included in other non-current liabilities in the Consolidated Balance Sheet as of December 31, 2010 is the ending UTB balance of $987, as well as $364 of interest and penalties, for a total of $1,351.  The change in interest and penalties amounted to a decrease of $1 in 2010, an increase of $190 in 2009 and a decrease of $90 in 2008, which were reflected in taxes on income within the Consolidated Statements of Income.

The Company operates in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, the Company’s effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of the Company’s cash and could result in an increase in the Company’s effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in the Company’s effective income tax rate in the period of resolution.  Although management believes that the judgments and estimates discussed herein are reasonable, actual results could differ.

As of December 31, 2010, the Company is no longer subject to examination by federal taxing authorities for the fiscal year ended 2006 and earlier.  The Company also files tax returns in a number of states and those jurisdictions remain subject to examination in accordance with relevant state statutes.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 9- DEBT

Long-term debt consists of the following:

	December 31, 2010	December 31, 2009
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt..	$5,000	$5,000
Note payable to Prudential Investment Management, Inc.: Principal due November 30, 2010 with quarterly interest only payments $123 at 4.93%. Unsecured debt.	--	10,000
Mortgage notes payable to Brandon Revolving Loan Foundation:
Due July 1, 2010 with monthly installments of $7 including interest at 3%. Collateralized by building.	--	1,034
Line of credit revolver with JP Morgan Chase Bank (1):	--	30,000
Capital lease obligations (See Note 6 – Leases)	224	316
Total debt	5,224	46,350
Less current portion of long-term debt	(102)	(11,146)
Total long-term debt	$5,122	$35,204

The long-term debt due is as follows: $102 in 2011; $46 in 2012; $50 in 2013; $26 in 2014; none in 2015 and $5,000 thereafter.

(1)
The Company’s primary line of credit is a $70,000 unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.  There were no borrowings on this line at December 31, 2010 resulting in net available borrowings of $70,000.  The applicable Alternative Base Rate including margin was 3.25% at December 31, 2010.  The Company is subject to certain covenants under this credit line regarding leverage ratios, interest coverage and tangible net worth.

The Company has a private shelf agreement with Prudential Investment Management, Inc.  This agreement allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  Additionally, the Company had $5,000 of private placement notes outstanding, as of December 31, 2010 and $15,000 as of December 31, 2009 with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2010 and 2009, the Company was in compliance with all debt covenants.

NOTE 10 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year.   For comparative purposes, amounts are presented for those customers in the other years presented.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

 The Company’s major customers were all from the Specialty Vehicles segment, as follows:

	2010		2009		2008
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$65,156	$7,215	$91,479	$4,955	$313,766	$24,566
Customer B	43	--	30,427	676	134,007	12,547
Customer C	7,599	17	9,760	5	105,198	5,127
Customer D	15,938	562	14,053	335	34,259	--
Customer E	48,680	3,329	10,919	3,120	39,052	--

NOTE 11 - COMPENSATION INCENTIVE PLANS

The Company sponsors defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements.  The Company’s matching contributions vest over 5 years and were approximately $273, $1,100 and $1,200 in 2010, 2009 and 2008, respectively.  These amounts were expensed as incurred.

The Spartan Motors, Inc. Economic Value Add Plan (the “EVA Plan”) encompasses a quarterly and an annual bonus program.  The quarterly program covers all fulltime employees of Spartan Chassis, Inc. and Spartan Motors, Inc.  The cash bonuses paid under this program are equal for all participants.  Amounts expensed for the quarterly bonus were $309, $1,400 and $8,900 for 2010, 2009 and 2008, respectively.

The annual bonus provides that executive officers and some managers may earn cash bonuses based on Spartan Motors’ or a subsidiary’s achievement of a target amount of net operating profit after tax for a given year, less a capital charge based upon the tangible net operating assets employed in the business.  For the year ended December 31, 2010, the annual bonus also included a special incentive plan previously approved by the Board of Directors.  This special incentive plan provided for cash bonuses to be earned based on achieving targeted levels of revenue, operating income, inventory and order backlog, along with business unit specific goals.  Amounts expensed for the annual bonus were $687, $1,100 and $9,000 for 2010, 2009 and 2008, respectively.

NOTE 12 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 7,200,000. Total shares remaining available for stock incentive grants under these plans totaled 1,151,840 at December 31, 2010.  The Company is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Non Qualified Stock Option Plan, 1994 Incentive Stock Option Plan, 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, Stock Option and Restricted Stock Plan of 1998, Stock Option and Restricted Stock Plan of 2003, Stock Incentive Plan of 2005 and Stock Incentive Plan of 2007.  The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant.  Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Stock Options and Stock Appreciation Rights. Granted options and Stock Appreciation Rights (SARs) vest immediately and are exercisable for a period of 10 years from the grant date. The exercise price for all options and the base price for all SARs granted have been equal to the market price at the date of grant.  Dividends are not paid on unexercised options or SARs.  SARs are settled with shares of common stock upon exercise.

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock on date of exercise over the exercise price of the options.  As required, the Company reports any excess tax benefits in its consolidated statement of cash flows as financing cash flows.  Excess tax benefits derive from the difference between the tax deduction and the fair market value of the option as determined by the Black-Scholes valuation model.

Option activity for the year ended December 31, 2010 is as follows for all plans:

	Total Number of Options (000)	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2009	778	$4.54
Granted and vested	--	--
Exercised	(72)	1.86
Cancelled	(24)	4.97
Options outstanding and exercisable at December 31, 2010	682	4.81	$$899	3.0

No options were granted in 2010, 2009 or 2008.  The total intrinsic value of options exercised during years ended December 31, 2010, 2009 and 2008 were $204, $538 and $210, respectively.

SARs activity for the year ended December 31, 2010 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2009	431	$3.07
Granted and vested	--	--
Exercised	--	--
Cancelled	(39)	3.29
SARs outstanding and exercisable at December 31, 2010	392	3.04	$120	6.2

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

No SARs were granted in 2010, 2009 or 2008; accordingly, there was no related compensation expense nor income tax benefit recognized in the corresponding income statements.  These SARS could have been exercised for the issuance of 19,637 shares of the Company’s common stock at December 31, 2010. The total intrinsic value of SARs exercised during the years ended December 31, 2010, 2009 and 2008 was $0, $120 and $15, respectively.

Restricted Stock Awards. The Company issues restricted stock, at no cash cost, to directors, officers and key employees of the Company.  Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is generally three to five years. The unearned stock-based compensation related to restricted stock awards, using the market price on the date of grant, is being amortized to compensation expense over the applicable vesting periods.  Cash dividends are paid on unvested restricted stock grants and all such dividends vest immediately.

The Company receives an excess tax benefit or liability during the period the restricted shares vest.  The excess tax benefit (liability) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the grant date market price used to amortize the awards to compensation expense.  As required, any excess tax benefits or liabilities are reported in the Consolidated Statements of Cash Flows as financing cash flows.

Restricted stock activity for the year ended December 31, 2010, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2009	558	$11.07
Granted	320	4.30
Vested	(239)	11.20
Cancelled	(46)	10.26
Non-vested shares outstanding at December 31, 2010	593	7.42	8.9

The weighted-average grant date fair value of non-vested shares granted was $4.30, $11.33 and $7.47 for the years ended December 31, 2010, 2009 and 2008, respectively.

During 2010, 2009 and 2008 the Company recorded compensation expense, net of cancellations, of $2,405, $2,332 and $2,694, respectively, related to restricted stock awards.  The total income tax benefit recognized in the income statement related to restricted stock awards was $842, $816 and $943 for 2010, 2009 and 2008, respectively.  For the years ended 2010, 2009 and 2008, restricted shares vested with a fair market value of $1,055, $2,102 and $1,680, respectively.  When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked.  As of December 31, 2010, the Company had unearned stock-based compensation of $3,533 associated with these restricted stock grants, which will be recognized over a weighted average of 1.7 years.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its bank, the Company has the ability to issue letters of credit totaling $2,500. At December 31, 2010 and 2009, the Company had outstanding letters of credit totaling $1,180 and $998, respectively, related to the Company’s workers compensation insurance, certain fire truck body contracts and the Utilimaster chassis agreement discussed below.

Spartan Motors Chassis, Inc. the Company’s wholly-owned subsidiary (“Spartan Chassis”) is currently in negotiations with a customer regarding certain supply contracts Spartan Chassis has completed but for which the customer is now claiming a post-delivery price adjustment.  Throughout the course of Spartan Chassis's relationship with this customer (dating back to 2006), Spartan Chassis always sold products to the customer on what Spartan Chassis believed to be a “fixed price” basis.  This price was then used in the customer's purchase order and was paid to Spartan Chassis in the ordinary course of business by the customer following delivery of the product by Spartan Chassis.  In the spring of 2009, for the first time, the customer notified Spartan Chassis of the customer's claim that the pricing for certain orders made by the customer, filled by Spartan Chassis, and paid for by the customer, had not been “definitized” and was yet to be agreed upon by the parties.  Spartan Chassis believes the pricing for all of the contested orders was, in fact, agreed-upon by the parties and is vigorously disputing this claim by the customer. Spartan Chassis and the customer are engaged in negotiations in an attempt to resolve the dispute.  To date, no resolution has been reached and the Company's liability, if any, with respect to this matter remains uncertain.

On December 22, 2008, Spartan Chassis pleaded guilty in the United States District Court for the District of South Carolina to one charge of making a false statement related to the terms and conditions of a military subcontract.  The plea concluded the investigation of the Company, Spartan Chassis, and certain of their officers and employees conducted by the United States Attorney’s Office for the District of South Carolina into Spartan Chassis’ military business involving a former Spartan Chassis independent contractor.  The plea, along with a civil settlement with the United States Department of Justice, provides for a global resolution of all civil and criminal matters related to the investigation.  As a result of the plea and civil settlement, Spartan Chassis paid a total of $6,000 in settlement costs.  This charge was recorded in the fourth quarter of 2008, to selling, general and administrative expense within the operating expense section of the Consolidated Statement of Income for 2008.

At December 31, 2010, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by Utilimaster’s customers from the OEM and drop-shipped to Utilimaster’s premises.  Utilimaster is a bailee of most other chassis under converter pool agreements with the OEMs, as described below.  Chassis possessed under converter pool agreements are invoiced to the customer by the OEM or its affiliated financial institution based upon the terms of the converter pool agreements.  On an annual basis, Utilimaster purchases and takes title to an immaterial number of chassis that ultimately are recorded as sales and cost of sales. Converter pool chassis obtained from the OEM are based upon estimated future requirements and, to a lesser extent, confirmed orders from customers.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained at Utilimaster’s production facility under the conditions that Utilimaster will store such chassis, will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to Utilimaster and, accordingly, Utilimaster accounts for the chassis in the Company’s possession as bailed inventory belonging to the manufacturer.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Warranty Related

The Company’s products generally carry limited warranties based on terms that are generally accepted in the marketplace. Some components included in the Company’s end products (such as engines, transmissions, tires, etc.) may include manufacturers’ warranties. These manufacturers’ warranties are generally passed onto the end customer of the Company’s products.

The Company’s policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision and liability to reflect actual experience.  The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring the Company’s obligations under the warranty agreements. Historically, the cost of fulfilling the Company’s warranty obligations has principally involved replacement parts and labor for field retrofit campaigns.  The Company’s estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  The estimates for military vehicles were adjusted during the second quarter of 2009 to reflect actual experience specific to these vehicles, whereas prior estimates were based on the Company’s actual experience with commercial vehicles due to the limited availability of vehicle specific data.  This adjustment resulted in a net reduction of the warranty liability of approximately $1,400 and is included in “changes in liability for pre-existing warranties” below.

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

Changes in the Company’s warranty liability during the years ended December 31, 2010 and 2009 were as follows:

	2010	2009
Balance of accrued warranty at January 1	$6,296	$7,880
Warranties issued during the period	3,530	2,202
Adjustments (1)	—	1,536
Cash settlements made during the period	(5,306)	(4,453)
Changes in liability for pre-existing warranties during the period, including expirations	1,182	(869)
Balance of accrued warranty at December 31	$5,702	$6,296

(1)  Adjustments are assumed warranties outstanding at Utilimaster on November 30, 2009.

NOTE 14 – RESTRUCTURING CHARGES

During 2010 and 2009, the Company has undergone restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.  Restructuring charges incurred in the years ended December 31, 2010 and 2009 were $1,996 and $840, respectively. These charges consisted of compensation related costs of $1,664 and $411 in 2010 and 2009, respectively, as well as changes in reserves for inventory of $974 in 2010 and a plant demolition of $429 in 2009.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Restructuring charges affecting cost of products sold amounted to $990 and $264 for the years ended December 31, 2010 and 2009.  Restructuring charges impacting operating expenses for the years ended December 31, 2010 and 2009 amounted to $1,006 and $576 respectively.

The following table provides a summary of the compensation related charges incurred through December 31, 2010, along with the related outstanding balances to be paid in relation to those expenses.

Severance

Balance as of Jan 1, 2009	$-

Accrual for severance	411

Payments made in period	(411)

Balance as of December 31, 2009	$-

Accrual for severance	1,664

Payments made in period	(1,548)

Balance December 31, 2010	$116

Restructuring charges included in the Consolidated Statements of Income for the years ended December 31, 2010 and 2009 broken down by segment as follows:

	2010			2009
	Specialty Vehicles	Service and Delivery Vehicles	Total	Specialty Vehicles	Service and Delivery Vehicles	Total

Accrual for severance	$380	$642	$1,022	$576	$-	$576

Asset impairment	974	-	974	264	-	264

Totals thru December 31	$1,354	$642	$1,996	$840	$-	$840

NOTE 15 – EARNINGS PER SHARE (EPS)

Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights and participating securities outstanding during the period.  Diluted earnings per share include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method.  New guidance relating to determining whether instruments granted in share-based payment transactions are participating securities was adopted effective January 1, 2009.  The new guidance requires that unvested stock awards which contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid (referred to as “participating securities”), be included in the number of shares outstanding for both basic and diluted earnings per share calculations.  The Company’s unvested restricted stock is considered a participating security and thus is fully included in both earnings per share computations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

All prior period earnings per share data presented is required to be adjusted retrospectively to conform to the provisions of the new guidance.  Previously reported basic and diluted EPS were both adjusted downward by $0.02 to $1.31 and $1.30, respectively, for the year ended December 31, 2008.  These changes were the result of including unvested restricted shares in the basic computation as required by this new accounting guidance.

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2010, 2009 and 2008.  The stock awards noted as antidilutive were not included in the basic or diluted weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases.

	Year Ended December 31,
	2010	2009	2008
Basic weighted average common shares outstanding	33,021	32,729	32,582
Effect of dilutive stock options	80	187	235
Diluted weighted average common shares outstanding	33,101	32,916	32,817

Antidilutive stock awards:
Stock options	258	41	33

NOTE 16 - BUSINESS SEGMENTS

In 2009 and prior periods, the Company segregated its operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster.  During the second quarter of 2010, resulting from a change in the Company’s management structure and the processes employed for allocating resources across the Company by its chief operating decision makers, the Company began reporting based on two newly defined reportable business segments: Specialty Vehicles, which consists of the Company’s fire truck chassis, motor home chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies; and Service and Delivery Vehicles, consisting of Utilimaster.  The segment financials have been conformed to reflect the change in reportable segments for all periods presented.

The Specialty Vehicle segment consists of Crimson Fire, Crimson Fire Aerials and Spartan Chassis.  This segment engineers and manufactures emergency response chassis and motor home chassis, as well as fire truck bodies, defense vehicles and aftermarket parts and assemblies.  The Service and Delivery Vehicles segment focuses on designing and manufacturing walk-in vans for the service and delivery market and the production of commercial truck bodies.    Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertains to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The accounting policies of the segments are the same as those described in Note 1, General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Year Ended December 31, 2010

	Business Segments
	Specialty Vehicles	Service & Delivery Vehicles	Other	Consolidated

Motorhome chassis sales	$89,003	$--	$--	$89,003
Fire truck chassis sales	141,584	--	--	141,584
Fire truck bodies sales	50,811	--	--	50,811
Utilimaster product sales	--	96,167	--	96,167
Other product sales
Vehicles	23,001	--	--	23,001
Aftermarket parts and assemblies	63,327	16,843	--	80,170
Sales	$367,726	$113,010	$--	$480,736

Interest expense	$1,070	$194	$(314)	$950
Depreciation and amortization expense	5,013	3,336	2,369	10,718
Taxes (credit) on income	4,979	(968)	(994)	3,017
Net earnings (loss) from continuing operations	13,042	(1,438)	(4,369)	7,235
Net loss from discontinued operations	--	--	(3,094)	(3,094)
Net earnings (loss)	13,042	(1,438)	(7,463)	4,141
Segment assets	116,052	65,860	59,837	241,749

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2009 (1)

	Business Segments
	Specialty Vehicles	Service & Delivery Vehicles (2)	Other	Consolidated

Motorhome chassis sales	$35,613	$--	$--	$35,613
Fire truck chassis sales	149,719	--	--	149,719
Fire truck bodies sales	46,234	--	--	46,234
Utilimaster product sales	--	12,061	--	12,061
Other product sales
Specialty vehicles	24,402	--	--	24,402
Service parts and accessories	140,322	1,187	--	141,509
Sales	$396,290	$13,248	$--	$409,538

Interest expense	$1,362	$17	$(57)	$1,322
Depreciation and amortization expense	4,816	357	2,330	7,503
Taxes (credit) on income	10,174	(425)	(2,726)	7,023
Net earnings (loss) from continuing operations	18,080	(663)	(4,262)	13,155
Net loss from discontinued operations	--	--	(1,383)	(1,383)
Net earnings (loss)	18,080	(663)	(5,645)	11,772
Segment assets	151,225	66,780	75,272	293,277

(1) Amounts restated retrospectively for segment reclassification and discontinued operations.
(2) Represents only one month ended December 31, 2009.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2008 (1)

	Business Segments
	Specialty Vehicles	Service & Delivery Vehicles	Other	Consolidated
Motor home chassis sales	$91,141	$--	--	$91,141
Fire truck chassis sales	121,641	--	--	121,641
Fire truck bodies sales	40,303	--	--	40,303
Utilimaster product sales
Other product sales
Vehicles	456,552	--	--	456,552
Aftermarket parts and assemblies	110,017	--	--	110,017
Sales	$819,654	$--	$--	$819,654

Interest expense	$1,140	$--	$917	$2,057
Depreciation and amortization expense	3,697	--	2,027	5,725
Taxes (credit) on income	29,186	--	(4,267)	24,919
Net earnings (loss) from continuing operations	49,397	--	(6,397)	43,000
Net loss from discontinued operations	--	--	(286)	(286)
Net earnings (loss)	49,397	--	(6,683)	42,714
Segment assets	188,246	--	72,894	261,140

(1) Amounts restated retrospectively for segment reclassification and discontinued operations.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the year ended December 31, 2010 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
Sales	$117,636	$115,654	$120,572	$126,875

Gross profit	16,841	16,493	19,770	19,441

Net earnings (loss)	3	(2,610)	3,317	3,431

Basic net earnings (loss) per share	0.00	(0.08)	0.10	0.10

Diluted net earnings (loss) per share	0.00	(0.08)	0.10	0.10

During the first and second quarters of 2010, the Company incurred costs associated with restructuring activities.  These costs were $178 and $1,818, respectively.  Of those restructuring costs, recorded in cost of products sold were $13 and $977 in the first and second quarter, respectively, while operating expenses recorded were $165 and $841 for the first and second quarter, respectively.  See Note 14, Restructuring Charges, for more details on this activity.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Summarized quarterly financial data for the year ended December 31, 2009 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31 (1)
Sales	$107,908	$118,788	$86,306	$96,536
Gross profit	25,138	24,640	16,198	14,993
Net earnings (loss)	6,059	5,378	749	(413)

Basic net earnings (loss) per share	0.19	0.17	0.02	(0.01)

Diluted net earnings (loss) per share	0.19	0.16	0.02	(0.01)

(1) Includes operating results of Utilimaster from November 30, 2009.

During the third quarter of 2009, the Company incurred costs associated with restructuring activities.  These costs were $264 and $576, recorded in the cost of products sold and operating expenses, respectively.  See Note 14, Restructuring Charges, for more details on this activity.  Additionally, the Company incurred acquisition related costs during the fourth quarter of 2009.  These costs were approximately $500 and $700, recorded in the cost of products sold and operating expenses, respectively.  See Note 2, Acquisition Activities, for more details on this activity. These activities had a net impact of $0.04 and $0.02 per diluted share for the quarters ended September 30, 2009 and December 31, 2009, respectively.

Summarized quarterly financial data for the year ended December 31, 2008 is as follows:

	Quarter Ended
	March 31	June 30	September 30	December 31
Sales	$257,527	$190,251	$231,039	$140,837
Gross profit	40,251	33,124	42,550	30,305
Net earnings	14,781	10,415	14,656	2,862

Basic net earnings per share	0.46	0.32	0.45	0.09

Diluted net earnings per share	0.45	0.32	0.45	0.09

During the fourth quarter of 2008, the Company recorded a $6,000 charge related to a legal settlement.  See Note 13, Commitments and Contingent Liabilities, for more details on this settlement.  This had a net impact of $0.17 on diluted net earnings per share.

NOTE 18 – SUBSEQUENT EVENT

On March 7, 2011 the Company announced its pending acquisition of substantially all of the assets and associated liabilities of Classic Fire, LLC, a manufacturer of fire truck bodies and related apparatus located in Ocala, FL, with 2010 revenues of approximately $10,000 (unaudited).  The purchase is expected to be completed on April 1, 2011.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2010.  The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 25, 2011, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 25, 2011, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 25, 2011, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2010.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)

	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,074,000	$5.98	1,127,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	1,074,000	$5.98	1,152,000

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

The numbers of shares reflected in column (c) in the table above with respect to the 2007 Plan (599,704 shares), the 2005 Plan (409,252 shares) and the 2003 Plan (117,884 shares) represent shares that may be issued other than upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 25, 2011, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 25, 2011, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2010, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2010, 2009 and 2008

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2010

Consolidated Balance Sheets - December 31, 2010 and December 31, 2009

Consolidated Statements of Income - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows - Years Ended December 31, 2010, 2009 and 2008

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

10.10	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.11	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.*

10.12	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.13	Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference. *

10.14
Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

10.15
Separation Agreement and Release between the Company and Richard J. Schalter. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.*

Exhibit Number	Document

10.16
Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

10.17
Credit Agreement, dated November 30, 2009, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.
_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to Joseph M. Nowicki, Chief Financial Officer, Spartan Motors, Inc., 1541 Reynolds Road, Charlotte, Michigan 48813.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN MOTORS, INC.

March 15, 2011	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2011	By	/s/ John E. Sztykiel
John E. Sztykiel Director, President and Chief Executive Officer (Principal Executive Officer)

March 15, 2011	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

March 15, 2011	By	* /s/ Joseph M. Nowicki
William F. Foster, Director

March 15, 2011	By	* /s/ Joseph M. Nowicki
Ronald Harbour, Director

March 15, 2011	By	* /s/ Joseph M. Nowicki
Hugh W. Sloan, Director

March 15, 2011	By	* /s/ Joseph M. Nowicki
Kenneth Kaczmarek, Director

March 15, 2011	By	* /s/ Joseph M. Nowicki
Richard R. Current, Director

March 15, 2011	By	* /s/ Joseph M. Nowicki
Richard F. Dauch, Director

March 15, 2011	* By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2010:

Allowance for doubtful accounts	$685	$548	$--	$(237)	$996

Reserve for slow-moving inventory	2,853	3,047	--	(2,213)	3,687

Accrued warranty	6,296	3,530	--	(4,124)	5,702

Valuation allowance for deferred tax assets	3,601	129	--	(81)	3,649

Year ended December 31, 2009:

Allowance for doubtful accounts	$80	$660	$63	$(118)	$685

Reserve for slow-moving inventory	2,510	653	1,264	(1,574)	2,853

Accrued warranty	7,880	2,202	1,536	(5,322)	6,296

Valuation allowance for deferred tax assets	490	3,155	--	(44)	3,601

Year ended December 31, 2008:

Allowance for doubtful accounts	$1,362	$(398)	$--	$(884)	$80

Reserve for slow-moving inventory	2,096	2,506	--	(2,092)	2,510

Accrued warranty	10,351	4,456	--	(6,927)	7,880

Valuation allowance for deferred tax assets	422	68	--	--	490

EXHIBIT INDEX

Exhibit Number	Document

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

Exhibit Number	Document

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

10.10	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.11	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.*

10.12	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.13	Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference. *

10.14
Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

10.15
Separation Agreement and Release between the Company and Richard J. Schalter. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2008 and incorporated herein by reference.*

ii

Exhibit Number	Document

10.16
Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

10.17
Credit Agreement, dated November 30, 2009, by and among the Company, JPMorgan Chase Bank, N.A., as administrative agent, and the lenders party thereto. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.
_________________________

*Management contract or compensatory plan or arrangement.

iii