Form 10-Q
period 2011-03-31
SPARTAN MOTORS INC
filed 2011-05-06
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011
Common stock, $.01 par value	33,343,916 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	Constrained state and municipal budgets may have a negative effect on the Company’s business and its operations.

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

•
We source components from a variety of domestic and global suppliers who may be subject to disruptions from natural or man made causes.  Disruptions in our supply of components could have a material and adverse impact on our results of operations or financial position.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report.  However, this list is not intended to be all inclusive.  The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report.  However, those risks may not be the only risks we face.  Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements.  We believe that the forward-looking statements contained in this Report are reasonable.  However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$24,993	$14,507
Accounts receivable, less allowance of $758 and $996	41,605	52,542
Inventories	61,436	60,161
Deferred income tax assets	6,218	6,218
Income taxes receivable	3,203	2,890
Other current assets	3,365	3,636
Total current assets	140,820	139,954

Property, plant and equipment, net	70,369	71,268
Goodwill	18,418	18,418
Intangible assets, net	10,817	10,946
Other assets	5,766	1,163
TOTAL ASSETS	$246,190	$241,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,769	$17,970
Accrued warranty	5,897	5,702
Accrued customer rebates	1,230	1,205
Accrued compensation and related taxes	3,856	3,680
Accrued vacation	1,821	1,635
Deposits from customers	2,778	3,902
Other current liabilities and accrued expenses	5,880	7,528
Current portion of long-term debt	92	102
Total current liabilities	46,323	41,724

Other non-current liabilities	4,553	4,284
Long-term debt, less current portion	5,124	5,122
Deferred income tax liabilities	7,640	7,640

Shareholders' equity:
Preferred stock, no par value: 2,000
shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares
authorized; 33,248 and 33,215 outstanding	332	332
Additional paid in capital	69,184	68,715
Retained earnings	113,034	113,932
Total shareholders' equity	182,550	182,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$246,190	$241,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2011	2010

Sales	$95,133	$117,636
Cost of products sold	82,171	100,795
Gross profit	12,962	16,841

Operating expenses:
Research and development	3,548	5,012
Selling, general and administrative	10,743	11,162
Total operating expenses	14,291	16,174

Operating income (loss)	(1,329)	667

Other income (expense):
Interest expense	(95)	(318)
Interest and other income	84	66
Total other income (expense)	(11)	(252)

Earnings (loss) before taxes	(1,340)	415

Taxes	(442)	145

Net earnings (loss) from continuing operations	(898)	270

Net loss from discontinued operations	-	(267)

Net earnings (loss)	$(898)	$3

Basic net earnings (loss) per share
Earnings (loss) from continuing operations	$(0.03)	$0.01
Loss from discontinued operations	-	(0.01)
	$(0.03)	$0.00

Diluted net earnings (loss) per share
Earnings (loss) from continuing operations	$(0.03)	$0.01
Loss from discontinued operations	-	(0.01)
	$(0.03)	$0.00

Basic weighted average common shares outstanding	32,652	32,905

Diluted weighted average common shares outstanding	32,652	33,069

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activites:
Net earnings (loss)	$(898)	$3
Adjust for loss from discontinued operations	-	267
Net earnings (loss) from continuing operations	(898)	270
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,397	2,776
(Gain)/loss on disposal of assets	72	(11)
Tax expense related to stock incentive plan transactions	(14)	-
Stock based compensation related to stock awards	437	497
Decrease (increase) in operating assets:
Accounts receivable	10,937	457
Inventories	(1,275)	2,358
Income taxes receivable	(313)	36
Other current assets	271	(385)
Other assets	-	-
Increase (decrease) in operating liabilities:
Accounts payable	6,799	7,821
Accrued warranty	195	264
Accrued customer rebates	25	79
Accrued compensation and related taxes	176	(1,341)
Accrued vacation	186	190
Deposits from customers	(1,124)	(3,462)
Other current liabilites and accrued expenses	(1,648)	(551)
Taxes on income	300	245
Total adjustments	17,421	8,973
Net cash provided by operating activities	16,523	9,243

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,440)	(1,239)
Proceeds from sale of property, plant and equipment	-	13
Cash advanced for acquisition of business	(4,685)	-
Acquisition of business, net of cash acquired	-	(13)
Net cash used in investing activities	(6,125)	(1,239)

Cash flows from financing activities:
Proceeds from long-term debt	81	17,024
Payments on long-term debt	(25)	(40,042)
Proceeds (use) of cash from the exercise, vesting or cancellation of stock incentive awards	18	(1)
Cash retained related to tax impact of stock incentive plan transactions	14	-
Net cash provided by (used in) financing activities	88	(23,019)

Cash flows from discontinued operations:
Operating activities	-	923
Investing activities	-	(4)
Net cash provided by discontinued operations	-	919

Net increase (decrease) in cash and cash equivalents	10,486	(14,096)
Cash and cash equivalents at beginning of period	14,507	18,475
Cash and cash equivalents at end of period	$24,993	$4,379

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number of	Common	Additional	Retained	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Equity
Balance at December 31, 2010	33,215	$332	$68,715	$113,932	$182,979

Issuance of common stock and the tax
impact of stock incentive plan transactions	19	-	32	-	32

Issuance of restricted stock, net of
cancellation	14	-	-	-	-

Stock based compensation expense related
to restricted stock	-	-	437	-	437

Comprehensive income (loss):

Net loss	-	-	-	(898)	(898)

Total comprehensive income (loss)					(898)
Balance at March 31, 2011	33,248	$332	$69,184	$113,034	$182,550

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the “Company”) consolidated financial statements for the year ended December 31, 2010, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011.  There have been no changes in such accounting policies as of the date of this report.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of March 31, 2011 and the results of operations and cash flows for the three month periods ended March 31, 2011 and 2010.

In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, Inc. (“Road Rescue”), a wholly-owned subsidiary of the Company previously reported within the former Emergency Vehicle Team reportable segment.  In September 2010, the Company completed the sale of substantially all of the assets and related liabilities of Road Rescue.  For all periods presented, the operating results and assets and liabilities related to Road Rescue that were sold have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless noted otherwise. See Note 5 - Discontinued Operations for further detail.

For reporting purposes, beginning in the second quarter of 2010, the Company redefined its reportable segments to be Specialized Vehicles, and Service and Delivery Vehicles.  Reportable segments are identified based on differences in products, services and markets served and how the chief operating decision makers utilize financial data and make decisions to allocate resources.  The segment financials have been conformed to reflect the change in reportable segments for all periods presented.  More detailed information about the reportable segments can be found in Note 9 - Business Segments.

The results of operations for the three month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at March 31, 2011 and December 31, 2010.

Certain amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.  The changes include the breakout of the discontinued operations and the redefined reportable segments.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2011	2010

Finished goods	$14,293	$16,453
Work in process	13,249	9,528
Raw materials and purchased components	37,287	37,867
Reserve for slow-moving inventory	(3,393)	(3,687)

	$61,436	$60,161

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  These engines amounted to approximately $3,345 and $5,560 at March 31, 2011 and December 31, 2010, respectively.  As of March 31, 2011, customer deposits related to these engines approximate $1,478.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $10,434 and $11,409 at March 31, 2011 and December 31, 2010, respectively.

NOTE 3 - WARRANTIES

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

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Changes in the Company’s warranty liability were as follows for the three months ended March 31:

	2011	2010
Balance of accrued warranty at January 1	$5,702	$6,296
Warranties issued during the period	685	971
Cash settlements made during the period	(911)	(1,603)
Changes in liability for pre-existing warranties
during the period, including expirations	421	896
Balance of accrued warranty at March 31	$5,897	$6,560

The change in accrued warranty from the prior year period is primarily attributed to the lower unit sales volume in the quarter ended March 31, 2011 compared to March 31, 2010.

NOTE 4 – ACQUISITION ACTIVITIES

On April 1, 2011 the Company completed its acquisition of substantially all of the assets and related liabilities of Classic Fire, LLC (“Classic Fire”), a manufacturer of fire trucks and fire apparatus.  The Company expects that its acquisition of Classic Fire will allow it to expand its offerings in the fire truck market into segments and price points that complement its offerings from Spartan Chassis, Inc. and Crimson Fire, Inc., as well as providing strategic sourcing of pump modules and other technology.  Classic Fire will become a component of the Company’s Specialty Vehicles segment following the completion of the acquisition in the second quarter of 2011.  The pro forma effect of the acquisition on the Company’s results of operations is immaterial.

This acquisition will be accounted for using the purchase method of accounting and the purchase price will be allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  The purchase price consisted of cash consideration of $4,000 paid by the Company at closing, a working capital adjustment of $685 (which is subject to a final working capital adjustment), 187.5 shares of Spartan Motors, Inc. common stock and a contingency for certain performance-based earn out payments.  Due to the recent date of the purchase, the valuation of the consideration paid and the allocation of the total purchase price to the assets acquired and liabilities assumed has not yet been completed.  To facilitate the closing on April 1, 2011, the $4,685 cash consideration and working capital adjustment was advanced by electronic wire on March 31, 2011 and is included within Other assets on the accompanying March 31, 2011 Condensed Consolidated Balance Sheet.

NOTE 5 – DISCONTINUED OPERATIONS

In June 2010, the Company’s Board of Directors decided to discontinue the operations of Road Rescue and hold the assets for sale.  The exit of the Road Rescue operations was driven by the realignment of the Company’s cost structure and a focus on areas of the business that generate profitable market share.   Exiting this business will allow the Company to concentrate its efforts and resources on business opportunities with the best long-term growth potential and focus more on core operations.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

On September 20, 2010, the Company completed the sale of substantially all of the assets and related liabilities of its Road Rescue operations to an unrelated party for $8,000, consisting of $7,067 in cash, net of working capital adjustments of $572 and selling costs of $361.  During the fourth quarter of 2010, the working capital adjustment was finalized, resulting in an additional adjustment of $70, paid by the Company to the purchaser.  The acquiring entity is not a related party of the Company.

The following table details the results of discontinued operations for the three months ended March 31, 2010 reported in the Condensed Consolidated Statements of Income within Net loss from discontinued operations:

Sales	$ 4,882
Pre-tax loss from operations	(454)
Net loss	(267)

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended March 31,
	2011	2010
Basic weighted average common shares outstanding	32,652	32,905

Effect of dilutive stock options	-	164
Diluted weighted average common shares outstanding	32,652	33,069

Anti-dilutive stock awards:
Restricted stock	593	-
SARs	164	-
Stock options	163	41
Total	920	41

 Stock awards noted as antidilutive were not included in the basic (SARs and Restricted stock awards) and diluted (stock option awards) weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases or we report net earnings.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 7 – DEBT

Long-term debt consists of the following:

	March 31, 2011	December 31, 2010
Note payable to Prudential Investment Management, Inc.
Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt.	$5,000	$5,000
Line of credit revolver with JP Morgan Chase Bank (1)	--	--
Capital lease obligations (2)	216	224
Total debt	5,216	5,224
Less current portion of long-term debt	(92)	(102)
Total long-term debt	$5,124	$5,122

The long-term debt due is as follows: $80 in 2011; $52 in 2012; $56 in 2013; $28 in 2014; none in 2015 and $5,000 thereafter.

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

(2)
The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $80 in 2011, $52 in 2012, $56 in 2013 and $28 in 2014.

The Company has a private shelf agreement with Prudential Investment Management, Inc.  This agreement allows the Company to borrow up to an additional $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  Additionally, the Company had $5,000 of private placement notes outstanding as of March 31, 2011 and December 31, 2010 with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At March 31, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $5,000.  The balance of letters of credit outstanding was $430 and $1,180 at March 31, 2011 and December 31, 2010, respectively.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Utilimaster is party to a chassis bailment inventory agreement with General Motors Company (“GM”) which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $2,501 and $0 outstanding on the Company’s revolving credit line on March 31, 2011 and December 31, 2010, respectively.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying condensed consolidated financial statements.  As a result of this program, the net available to borrow under the line of credit was $65,000, at March 31, 2011.

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. In accordance with accounting guidance, the Company recorded an estimated fair value of the future consideration to be $1,835 based upon the likelihood of the payments, discounted to March 31, 2011.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

Spartan Motors Chassis, Inc. (“Spartan Chassis”) is currently in negotiations with a customer regarding certain supply contracts Spartan Chassis has completed but for which the customer is now claiming a post-delivery price adjustment.  Throughout the course of Spartan Chassis's relationship with this customer (dating back to 2006), Spartan Chassis always sold products to the customer on what Spartan Chassis believed to be a “fixed price” basis.  This price was then used in the customer's purchase order and was paid to Spartan Chassis in the ordinary course of business by the customer following delivery of the product by Spartan Chassis.  In the spring of 2009, for the first time, the customer notified Spartan Chassis of the customer's claim that the pricing for certain orders made by the customer, filled by Spartan Chassis, and paid for by the customer, had not been “definitized” and was yet to be agreed upon by the parties.  Spartan Chassis believes the pricing for all of the contested orders was, in fact, agreed-upon by the parties and is vigorously disputing this claim by the customer. Spartan Chassis and the customer are engaged in negotiations in an attempt to resolve the dispute.  To date, no resolution has been reached and the Company's liability, if any, with respect to this matter remains uncertain.

At March 31, 2011, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses.  In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 9 - BUSINESS SEGMENTS

In the first quarter of 2010 and prior periods, the Company segregated its operations into three reportable business segments: Spartan Chassis, the EVTeam, and Utilimaster.  During the second quarter of 2010, resulting from a change in the Company’s strategic focus by its chief operating decision makers, it began reporting based on two new segments: Specialty Vehicles, which consists of the Company’s fire truck chassis, motor home chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies operations; and Service and Delivery Vehicles, consisting of Utilimaster.  The segment financials have been conformed to reflect the change in reportable segments for all periods presented.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The Specialty Vehicles segment consists of Spartan Chassis, Crimson Fire and Crimson Fire Aerials.  This segment engineers and manufactures emergency response chassis and motor home chassis, as well as fire truck bodies, defense vehicles and aftermarket parts and assemblies.  The Service and Delivery Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertains to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2011
	Business Segments
	Specialty Vehicles	Service and Delivery Vehicles	Other	Consolidated

Fire truck chassis sales	$30,617	$-	$-	$30,617
Fire truck body sales	7,945	-	-	7,945
Motor home chassis sales	19,033	-	-	19,033
Utilimaster product sales	-	19,339	-	19,339
Other product sales:
Vehicles	4,463	-	-	4,463
Aftermarket parts and assemblies	9,428	4,308	-	13,736

Sales	$71,486	$23,647	$-	$95,133

Interest expense	$5	$90	$-	$95
Depreciation and amortization expense	1,239	572	586	2,397
Taxes (credit) on income	416	(425)	(433)	(442)
Net earnings (loss) from continuing operations	673	(863)	(708)	(898)
Segment assets	105,214	67,035	73,941	246,190

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Three Months Ended March 31, 2010
	Business Segments (1)
	Specialty Vehicles	Service and Delivery Vehicles	Other	Consolidated

Fire truck chassis sales	$37,692	$-	$-	$37,692
Fire truck body sales	15,439	-	-	15,439
Motor home chassis sales	27,512	-	-	27,512
Utilimaster product sales	-	20,504	-	20,504
Other product sales:
Vehicles	1,326	-	-	1,326
Aftermarket parts and assemblies	11,921	3,241	-	15,162

Sales	$93,890	$23,745	$-	$117,635

Interest expense	$375	47	$(104)	$318
Depreciation and amortization expense	1,229	953	594	2,776
Taxes (credit) on income	924	(501)	(278)	145
Net earnings (loss) from continuing operations	2,245	(929)	(1,046)	270
Segment assets	147,936	65,655	61,015	274,606

(1) Amounts restated retrospectively for segment reclassification and discontinued operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Holdings, Inc., located in Wakarusa, Indiana (“Utilimaster”); and, as of April 1, 2011, Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. On September 20, 2010 we completed the sale of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, located in Marion, South Carolina (“Road Rescue”).  Spartan Chassis, Crimson and Crimson Aerials make up our Specialty Vehicles segment and Utilimaster comprises our Service and Delivery Vehicles segment. Classic Fire will be included in our Specialty Vehicles segment beginning with the second quarter of 2011.  Our brand names, Spartan™, Crimson Fire™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leader in the designing, engineering and manufacturing of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on our chassis. Crimson specializes in the engineering and manufacturing of emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Utilimaster is a leading manufacturer of vehicles made to customer specifications in the service and delivery market, including walk-in and hi-cube vans, truck bodies and the new Reach commercial van.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of specialty vehicle products.  We have an innovative team focused on building lasting relationships with our customers. This is accomplished by striving to deliver premium specialty vehicles, vehicle components, and services that inspire customer loyalty.  Our diversification across several sectors creates numerous opportunities while minimizing overall risk.  Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Recent Acquisition

On April 1, 2011, we completed our acquisition of substantially all of the assets of Classic Fire, LLC (“Classic Fire”), a manufacturer of fire trucks and fire apparatus, as more fully described in Note 4 - Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.  We expect that our acquisition of Classic Fire will allow us to expand our offerings in the fire truck market into segments and price points that complement our offerings from Spartan Chassis and Crimson as well as provide strategic sourcing of pump modules and other technology.

Discontinued Operations

In June 2010, our Board of Directors approved a plan to exit the operations of Road Rescue to focus on more profitable markets and invest in strategic growth initiatives.  On September 20, 2010, we completed the sale of substantially all of the assets and related liabilities of our Road Rescue operations for a sales price of $8.0 million, consisting of $7.0 million in cash, net of a net working capital adjustment of $0.6 million and selling costs of $0.4 million.

For the three months ended March 31, 2010, the operating results related to Road Rescue have been classified as discontinued operations.  See Note 5 – Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details related to this activity and its impact on the reported period’s results.

Segment Reporting Change

In 2010, as a result of the Company’s strategic restructuring, the internal financial reporting was realigned, and the Company began reporting financial performance on two primary segments –Specialty Vehicles; and Service and Delivery Vehicles.  The Specialty Vehicles segment consists of the Company’s emergency response chassis (“ER chassis”), motor home chassis, defense vehicles, fire truck bodies (“ER bodies”) and aftermarket parts and assemblies (“APA”).  The Service and Delivery Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  Reportable segments are identified based on differences in products, services and markets served and how the chief decision makers utilize financial data and make decisions to allocate resources.  The segment disclosures have been restated for all periods presented to reflect this internal reporting structure.  See Note 9 – Business Segments, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further descriptions of these segments.

Executive Overview

We reported sales of $95.1 million for the first quarter of 2011, which were down $22.5 million or 19.1% from the previous year’s first quarter, along with reporting a net loss of $0.9 million, or $0.03 per share for the three months ended March 31, 2011, versus breakeven for the same period last year.  We continue to experience softness in the fire truck and motor home chassis markets served by our Spartan Chassis subsidiary and the fire truck bodies market served by our Crimson and Crimson Aerials subsidiaries, along with pressure in our aftermarket parts and assemblies business related to our Specialty Vehicles segment.  However, there was progress on some key initiatives along the way.  Our overall backlog increased by 23.5% to $166.1 million at March 31, 2011 compared to $134.5 million at December 31, 2010.  This increase in backlog was led by the Service and Delivery Vehicles segment, which increased from year end by $49.0 million, or 205%.  The current quarter’s results also reflect our continued investment in strategic long-term growth, reflected in research and development charges of $3.5 million, including $0.6 million related to the recently announced Reach commercial van.  We are expecting this investment to lead to significant opportunities beginning in the second half of 2011.  Additionally, we continue to experience strong cash flows from operations with the help of tightly managed accounts receivable and inventory balances.   This generation of cash from operations allowed us to complete our purchase of Classic Fire without incurring additional debt.  Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

We expect that the current economic environment in some of our markets will make 2011 challenging, for both sales and net earnings.  As a result of our revenue diversification and growth and innovation strategies, we believe we are well positioned to take advantage of long-term opportunities.  Some of our recent innovations and strategic developments include:

•
The relocation of the Company’s Crimson Aerials operations into a more efficiently designed facility that will improve operating performance and allow expansion into the major apparatus refurbishment business.

•
The introduction of our newest cab and chassis, the “Spartan Force”, which offers custom features, such as improved performance, spacious cab and lifetime frame warranty, all at an aggressive market-penetrating price.

•
The introduction of the Secondary Power System (SPS), for the emergency response market by Spartan Chassis, which delivers significant improvements in fuel consumption, exhaust emissions and noise pollution, while enhancing main engine service life and maintenance needs.

•	The introduction of the 75 foot “Legend” aerial, which expands the Legend product line and introduces a very cost competitive truck in the large “75 foot” segment of the aerial market.

•
The Reach™, a commercial van offering up to 35% better fuel economy, which debuted at the 2011 National Truck Equipment Association’s “The Work Truck Show" in March.  This compelling product establishes a new benchmark for safety, performance and cost-effectiveness and further solidifies Utilimaster’s technical leadership in the service and delivery market.

•
A broadened reach into new market niches as demonstrated by our alliance with Isuzu for  assembly of the N-Gas chassis.  We continue to explore opportunities to leverage our existing assembly capacity and expertise in order to increase volumes and utilize capacity.

•
The expansion of the Crimson Fire product portfolio with the addition of the Classic Series, as a result of our acquisition of Classic Fire.  Consisting of eight new product offerings, this product line complements the Legend and Star Series.  The Classic Series offers high performance and is already known for durability and unparalleled quality at affordable prices – a critical market position given current economic realities.

•
The addition of proprietary pump modules and tankers, featuring the most durable aluminum extruded body structures in the industry, that are now available as a result of our acquisition of Classic Fire.

•	The growing strength of the Spartan brands, including Spartan, Crimson Fire and Utilimaster.

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Income as a percentage of sales:

	Three Months Ended March 31,
	2011	2010
Sales	100.0	100.0
Cost of products sold	86.4	85.7
Gross profit	13.6	14.3
Operating expenses:
Research and development	3.7	4.3
Selling, general and administrative	11.3	9.5
Operating income (loss)	(1.4)	0.5
Other expense, net	0.0	(0.2)
Earnings (loss) before taxes on income	(1.4)	0.3
Taxes	(0.5)	0.1
Net earnings (loss) from continuing operations	(0.9)	0.2

Loss from discontinued operations	-	(0.2)

Net earnings (loss)	(0.9)	0.0

Quarter Ended March 31, 2011 Compared to the Quarter Ended March 31, 2010

For the three months ended March 31, 2011, consolidated sales decreased $22.5 million, or 19.1%, to $95.1 million compared to sales for the same period in 2010 of $117.6 million. The decrease was due to decreases throughout our Specialty Vehicles segment, which saw a decline in revenue of $22.4 million, or 23.9%, as discussed in more detail below.

Cost of products sold decreased by $18.6 million or 18.5%, to $82.2 million in the first quarter of 2011 compared to $100.8 million in the first quarter of 2010.  This decrease was largely the impact of the reduced sales volumes we experienced during the quarter.  As a percentage of sales, cost of products sold increased to 86.4% of sales in the first quarter of 2011, compared to 85.7% of sales in the first quarter of 2010.  This increase was driven by the reduction in sales volumes in most of the markets served by our Specialty Vehicles segment, which resulted in unfavorable absorption of fixed overhead expenses.  Partially offsetting this impact was a favorable product mix in our Service and Delivery Vehicles segment.

Gross profit decreased $3.8 million, or 23.0%, to $13.0 million for the quarter ended March 31, 2011 from $16.8 million for the same period in 2010.  Consolidated gross margin decreased to 13.6% from 14.3% over the same time period.  This decrease was the result of the lower sales volumes and unfavorable product mix experienced during the quarter, as discussed above.

Operating expenses decreased by $1.9 million, or 11.6% to $14.3 million for the quarter ended March 31, 2011 from $16.2 million for the same period in 2010.  This decrease was due to lower R&D spending and continued cost containment efforts.  As a percent of sales operating costs increased to 15.0% for the quarter ended March 31, 2011 from 13.8% for the same period in 2010. This increase is a reflection of the lower sales volumes experienced in 2011 compared to 2010.

Our effective income tax rate was 33.0% in the first quarter of 2011 compared to 34.9% in the first quarter of 2010.  The decrease in the effective tax rate is primarily attributable to the federal research and development income tax credit that had expired effective January 1, 2010, but was extended through legislation enacted during the fourth quarter of 2010, and therefore was not available to record in the first quarter of 2010.

We incurred a loss, net of applicable taxes, from continuing operations of $0.9 million, or $0.03 per diluted share, for the three months ended March 31, 2011, which was a decrease in earnings of $1.2 million when compared to net earnings from continuing operations of $0.3 million, or $0.01 per diluted share, for the same period in 2010.  Driving the net loss for the three months ended March 31, 2011 were the factors mentioned above.

Net earnings for the three months ended March 31, 2011, decreased $0.9 million, or $0.03 per diluted share, to a loss of $0.9 million from breakeven in the same period of 2010 as a result of the factors discussed above.  The breakeven result for the first quarter of 2010 includes a loss, net of applicable taxes, from discontinued operations of $0.3 million, which reflects the results of our former Road Rescue operation during that period.

At March 31, 2011, we had $166.1 million in backlog compared to $205.9 million related to our continuing operations at March 31, 2010, a decrease of $39.8 million or 19.3%, which is attributable to our Specialty Vehicles segment which decreased by $77.6 million or 45.4%.  This decrease is attributable to the softness experienced in the first quarter of 2011 in the emergency vehicle market as a result of tightening state and municipal budgets, as well as the influx of orders received late in 2009, as a result of the 2010 engine emissions changes, that are reflected in the March 31, 2010 backlog.  We expect the softness in the emergency vehicle market to continue throughout 2011.  Also contributing to the decrease in backlog is recent softness in our motor home chassis orders as the motor home market tilts away from the higher priced market that we serve.  These decreases were partially offset by an increase in backlog for our Service and Delivery Vehicles segment, which increased by $37.8 million or 107% to $72.9 million at March 31, 2011 from $35.1 million at March 31, 2010.  The increase in our Service and Delivery Vehicles backlog is a reflection of the short term fluctuations in orders that this market experiences, along with an uptick in parts sales related to our innovations in keyless entry and safe loading systems.  Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by October 2011.

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

Our Segments

We are organized into two reportable segments, Specialty Vehicles and Service and Delivery Vehicles. For certain financial information related to each segment, see Note 9 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Sales	$ 71,486	100.0%	$ 93,890	100.0%

Net earnings	673	0.9%	2,245	2.4%

Segment assets	105,214		147,936

Comparison of the Three Month Periods Ended March 31

Sales in our Specialty Vehicles segment decreased by $22.4 million, or 23.9% to $71.5 million in the first quarter of 2011 compared to $93.9 million for the same period of 2010.  All product lines in our Specialty Vehicles segment showed sales declines in the first quarter of 2011, as compared to the first quarter of 2010, except for our defense related specialty vehicles, which showed a $2.7 million improvement compared to the first quarter of 2010.  The decreased sales in our sales of fire truck chassis of $7.1 million, or 18.8% and fire truck bodies of $7.5 million or 48.5% is mainly a result of the softening of the fire truck market in response to tightening state and municipal budgets.   Also contributing to the lower comparison in these two markets is the stronger volume in the first quarter of 2010 as a result of an increase in orders in late 2009 related to the 2010 emissions change, as well as an unfavorable product mix as the market shifts towards lower priced units.  Our motor home chassis sales declined by $8.5 million or 30.8% as a result of slower market demand for the higher priced motor home market segment that we serve.  The decrease in APA sales of $2.1 million or 18.6% was mainly due to a drop off in defense related sales.  There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Net income for our Specialty Vehicles segment decreased by $1.5 million, or 70.0% to $0.7 million in the first quarter of 2011 compared to $2.2 million for the first quarter of 2010.  This decrease was mainly driven by lower sales volumes across most of the markets served by our Specialty Vehicles segment, resulting in unfavorable absorption of fixed overhead costs.  This unfavorable absorption was partially offset by focused cost containment efforts resulting in lower operating expense in certain functions in our Specialty Vehicles segment.

Service and Delivery Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended March 31,
	2011		2010
	Amount	%	Amount	%
Sales	$ 23,647	100.0%	$ 23,745	100.0%

Net loss	(863)	-3.6%	(929)	-3.9%

Segment assets	67,035		65,655

Sales for the first quarter of 2011 for our Service and Delivery Vehicles segment decreased by $0.1 million or 0.4% to $23.6 million compared to $23.7 million for the first quarter of 2010.  Sales of vehicles in the segment decreased by $1.2 million during the first quarter of 2011 as compared with the prior year, which is largely a factor of the short term fluctuations in orders that we experience in this market.  Offsetting this decrease were increases of $1.1 million in aftermarket parts sales, which is largely a reflection of sales volumes related to our keyless entry and safe loading systems.  There were no changes in pricing of products sold by our Service and Delivery Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Net loss for the Service and Delivery Vehicles segment of $0.9 million for the first quarter of 2011 was flat compared to the first quarter of 2010.  Impacting the net loss for 2011 as compared to 2010 was slightly higher operating costs including slightly increased selling costs, and the impact of a one-time property tax rebate received in the first quarter of 2010.  Partially offsetting these increases were slightly lower engineering expense as our Reach service and delivery vehicle nears production.

Financial Condition

Balance Sheet at March 31, 2011 compared to December 31, 2010

Accounts receivable at March 31, 2011 showed a decrease of $10.9 million, or 20.8%, to $41.6 million compared to $52.5 million at December 31, 2010.  This decrease is largely due to the reduced sales volume that we have experienced as compared with the fourth quarter of 2010.

Other assets increased by $4.6 million or 395.8% to $5.8 million at March 31, 2011 compared to $1.2 million at December 31, 2010.  This increase is due to the funds advanced on March 31, 2011 for our purchase of Classic Fire, which was completed on April 1, 2011, as discussed in Note 4 – Acquisition Activities of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q.

Accounts payable at March 31, 2011 increased $6.8 million, or 37.8%, to $24.8 million compared to the December 31, 2010 balance of $18.0 million.  This increase was driven by the reduction of our accounts payable balance at year end related to our traditional week long shut down for the year end holidays, accompanied by an increase in payables in the first quarter of 2011 as we resumed more normal production levels in the first quarter.

Other current liabilities decreased $1.6 million, or 21.9% to $5.9 million at March 31, 2011 compared to $7.5 million at December 31, 2010.  This decrease was mainly due to the settlement of an accrual for payment on a supplier agreement.

Deposits from customers decreased $1.1 million, to $2.8 million at March 31, 2011 from $3.9 million at December 31, 2010, mainly due to the completion of orders, especially those associated with the pre 2010 emission engines, which tend to carry higher customer deposits.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2011, cash and cash equivalents increased by $10.5 million to a balance of $25.0 million compared to $14.5 million at December 31, 2010.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the three months ended March 31, 2011, we generated cash from operating activities of $16.5 million, a $7.3 million increase from the $9.2 million of cash generated from operating activities for the three months ended March 31, 2010.  The cash generated in 2011 was driven largely by a decrease in accounts receivable of $10.9 million during the current quarter, along with an increase in accounts payable as production resumed following our year end shut down.     Sources of cash for the three months ended March 31, 2010 include increases in accounts payable and a draw down of inventory as production resumed following our year end shut down, offset by use of cash related to customer deposits as orders, especially those related to the pre-2010 emission compliant engines, were fulfilled.

Working Capital
(In thousands)		December 31,
	March 31, 2011	2010	Change

Current assets	$ 140,820	$ 139,954	$ 866

Current liabilities	46,323	41,724	$ 4,599

Working capital	$ 94,497	$ 98,230	$ (3,733)

As a result of our efforts to tightly control our balance sheet, our working capital decreased $3.7 million to $94.5 million at March 31, 2011 from $98.2 million at December 31, 2010.  The primary drivers of this change were our increase in accounts payable of $6.8 million and the $4.7 million of cash advanced for our purchase of Classic Fire, which were partially offset by increases in inventory and reductions in customer deposits and supplier related liabilities.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2011.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash used by investing activities for the three months ended March 31, 2011 was $6.1 million, compared to $1.4 million of cash used in the three months ended March 31, 2010.  The 2011 uses of cash included $4.7 million advanced for our purchase of Classic Fire and $1.4 million for purchases of property, plant and equipment.  In 2011, we expect to incur total capital expenditures of $11 million to $13 million for new strategic initiatives, including the capitalization of assets related to the Reach commercial van, our acquisition of Classic Fire and operational improvements or replacement of existing property, plant and equipment.

Cash generated from financing activities increased in the first quarter of 2011 to $0.1 million, compared to a use of cash of $23.0 million in the first quarter of 2010.  The use of cash in 2010 was primarily due to a reduction in our outstanding debt.

Shareholders’ equity decreased by $0.4 million, to $182.6 million at March 31, 2011 from $183.0 million at December 31, 2010. This decrease was due to the net loss for the period of $0.9 million, offset by $0.5 million due to continued amortization of stock incentives for restricted stock previously granted and other stock award transactions.

Contingent Obligation

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, we recorded an estimated fair value of the future consideration to be $1.8 million based upon the likelihood of the payments, discounted to March 31, 2011.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, we entered into a three-year unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 7 - Debt in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, we may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of March 31, 2011, there was $2.5 million outstanding on this line.  The outstanding amount at March 31, 2011 is in support of the General Motors Company (“GM”) chassis bailment inventory program at Utilimaster, which allows GM to draw up to $5.0 million against this credit line for chassis placed at Utilimaster.  These chassis are subject to a bailment agreement whereby the chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Financial Statements, contained in Item 1 of this Form 10-Q.  As a result of this program, the net available to borrow under the line of credit was $65.0 million at March 31, 2011.

Also on November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of our 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5.0 million as of March 31, 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At March 31, 2011, we were in compliance with all debt covenants.

We had capital lease obligations outstanding of approximately $0.2 million as of March 31, 2011 due and payable over the next four years.

Retired Debt

•	On November 30, 2010, we retired our 4.93% Series A Senior notes in the amount of $10.0 million issued under our private shelf agreement with Prudential Investment Management, Inc.

•	In July 2010, the outstanding balance against our revolving credit facility with lenders, JPMorgan Chase Bank, N.A. and Wells Fargo Bank, N.A. was paid in full.

•	In June 2010, we retired a mortgage note of $1.0 million that was due on July 1, 2010.

Equity Securities

On October 20, 2010, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions over the course of the subsequent 12 months. The repurchase of common stock is contingent upon market conditions.  Through March 31, 2011, no shares were repurchased under this authorization.  No shares of common stock were repurchased under the prior authorization, which expired on July 20, 2010.

Dividends

On April 26, 2011 the Board of Directors declared its semi-annual dividend of $0.05 per share of common stock.  The dividend will be payable on June 9, 2011 to shareholders of record at the close of business on May 12, 2011.

On October 28, 2010 the Board of Directors declared its semi-annual dividend of $0.05 per share of common stock, payable on December 9, 2010 to shareholders of record at the close of business on November 11, 2010.

On February 16, 2010, the Board of Directors declared a semi-annual cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.  The aggregate amount of dividends paid in 2010 was $3.3 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

Revenue Recognition - We recognize revenue in accordance with authoritative guidelines, including those of the SEC. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer.  In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer.  On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of our quality control inspections, and are ready for delivery.  All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets - In accordance with authoritative guidance on goodwill and other indefinite-lived intangible assets, such assets are tested for impairment at least annually, and written down when and to the extent impaired. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.

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

Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, weighted average cost of capital and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name. Please see Note 7 – Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 for further details.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.  Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements.  Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  See also Note 3 - Warranties, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving note payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would result in additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into its contracts. Since order lead times can be as much as ten months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At March 31, 2011, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

We do not believe that there has been a material change in the nature or categories of the primary market risk exposures or the particular markets that present the primary risk of loss to us.  As of the date of this report, we do not know of or expect any material changes in the general nature of our primary market risk exposure in the near term.  In this discussion, “near term” means a period of one year following the date of the most recent balance sheet contained in this report.

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond our control.  All information provided in response to this item consists of forward-looking statements.  Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Quarterly Report on Form 10-Q for a discussion of the limitations on such statements.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). Except as discussed below, there are no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2010 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Disruption of our supply base could affect our ability to obtain component parts.  We increasingly rely on component parts from global sources in order to manufacture our products.  Disruption of this supply base due to international political events or natural disasters could affect our ability to obtain component parts at acceptable prices, or at all, and have a negative impact on our sales, results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 20, 2010, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions over the course of the subsequent 12-months. The repurchase of common stock is contingent upon market conditions.  Through March 31, 2011 no shares were repurchased under this authorization.

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

Date: May 6, 2011	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.