Form 10-Q
period 2011-06-30
SPARTAN MOTORS INC
filed 2011-08-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2011
Common stock, $.01 par value	33,401,826 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	Constrained government budgets may have a negative effect on the Company’s business and its operations.

•	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

•	When we introduce new products, we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$30,627	$14,507
Accounts receivable, less allowance of $755 and $996	33,643	52,542
Inventories	61,699	60,161
Deferred income tax assets	6,218	6,218
Income taxes receivable	4,752	2,890
Other current assets	2,649	3,636
Total current assets	139,588	139,954

Property, plant and equipment, net	67,835	71,268
Goodwill	20,815	18,418
Intangible assets, net	12,292	10,946
Other assets	1,426	1,163
TOTAL ASSETS	$241,956	$241,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,785	$17,970
Accrued warranty	6,061	5,702
Accrued customer rebates	1,111	1,205
Accrued compensation and related taxes	3,332	3,680
Accrued vacation	1,830	1,635
Deposits from customers	3,128	3,902
Other current liabilities and accrued expenses	6,100	7,528
Current portion of long-term debt	79	102
Total current liabilities	44,426	41,724

Other non-current liabilities	4,955	4,284
Long-term debt, less current portion	5,111	5,122
Deferred income tax liabilities	7,640	7,640

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,402 and 33,215 outstanding	334	332
Additional paid in capital	70,346	68,715
Retained earnings	109,144	113,932
Total shareholders' equity	179,824	182,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$241,956	$241,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,
	2011	2010

Sales	$99,364	$115,654
Cost of products sold	84,905	98,184
Restructuring charges	1,731	977
Gross profit	12,728	16,493

Operating expenses:
Research and development	2,758	4,053
Selling, general and administrative	12,563	11,470
Restructuring charges	1,050	841
Total operating expenses	16,371	16,364

Operating income (loss)	(3,643)	129

Other income (expense):
Interest expense	(78)	(257)
Interest and other income (expense)	72	(132)
Total other income (expense)	(6)	(389)

Loss before taxes	(3,649)	(260)

Taxes	(1,429)	(88)

Net loss from continuing operations	(2,220)	(172)

Net loss from discontinued operations	-	(2,438)

Net loss	$(2,220)	$(2,610)

Basic net loss per share
Loss from continuing operations	$(0.07)	$-
Loss from discontinued operations	-	(0.08)
	$(0.07)	$(0.08)

Diluted net loss per share
Loss from continuing operations	$(0.07)	$-
Loss from discontinued operations	-	(0.08)
	$(0.07)	$(0.08)

Basic weighted average common shares outstanding	32,835	32,427

Diluted weighted average common shares outstanding	32,835	32,427

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Six Months Ended June 30,
	2011	2010

Sales	$194,497	$233,290
Cost of products sold	167,076	198,966
Restructuring charges	1,731	990
Gross profit	25,690	33,334

Operating expenses:
Research and development	6,306	8,942
Selling, general and administrative	23,306	22,590
Restructuring charges	1,050	1,006
Total operating expenses	30,662	32,538

Operating income (loss)	(4,972)	796

Other income (expense):
Interest expense	(173)	(575)
Interest and other income (expense)	156	(66)
Total other income (expense)	(17)	(641)

Earnings (loss) before taxes	(4,989)	155

Taxes	(1,871)	56

Net earnings (loss) from continuing operations	(3,118)	99

Net loss from discontinued operations	-	(2,706)

Net loss	$(3,118)	$(2,607)

Basic net loss per share
Loss from continuing operations	$(0.10)	$-
Loss from discontinued operations	-	(0.08)
	$(0.10)	$(0.08)

Diluted net loss per share
Loss from continuing operations	$(0.10)	$-
Loss from discontinued operations	-	(0.08)
	$(0.10)	$(0.08)

Basic weighted average common shares outstanding	32,751	32,898

Diluted weighted average common shares outstanding	32,751	33,033

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,118)	$(2,607)
Adjust for loss from discontinued operations	-	2,706
Earnings (loss) from continuing operations	(3,118)	99
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,198	5,515
(Gain)/loss on disposal and impairment of assets	1,132	(11)
Tax benefit related to stock incentive plan transactions	178	510
Stock based compensation related to stock awards	925	1,475
Decrease (increase) in operating assets, net of acquired business:
Accounts receivable	19,534	1,236
Inventories	(186)	16,005
Income taxes receivable	(1,861)	755
Other current assets	995	540
Increase (decrease) in operating liabilities, net of acquired business:
Accounts payable	4,628	2,915
Accrued warranty	219	553
Accrued customer rebates	(94)	184
Accrued compensation and related taxes	(357)	(515)
Accrued vacation	177	121
Deposits from customers	(774)	(5,888)
Other current liabilites and accrued expenses	(1,795)	(504)
Taxes on income	139	(472)
Total adjustments	28,058	22,419
Net cash provided by operating activities	24,940	22,518

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,467)	(2,086)
Proceeds from sale of property, plant and equipment	88	18
Acquisition of business, net of cash acquired	(4,746)	(13)
Net cash used in investing activities	(7,125)	(2,081)

Cash flows from financing activities:
Proceeds from long-term debt	347	29,024
Payments on long-term debt	(51)	(55,093)
Net use of cash from the exercise, vesting or cancellation of stock incentive awards	(143)	(221)
Cash paid related to tax impact of stock incentive plan transactions	(178)	(510)
Payment of dividends	(1,670)	(1,642)
Net cash used in financing activities	(1,695)	(28,442)

Cash flows from discontinued operations:
Operating activities	-	(250)
Investing activities	-	(4)
Net cash used in discontinued operations	-	(254)

Net increase (decrease) in cash and cash equivalents	16,120	(8,259)
Cash and cash equivalents at beginning of period	14,507	18,475
Cash and cash equivalents at end of period	$30,627	$10,216

Non-cash investing activities for the six months ended June 30, 2011 included the issuance of common stock valued at $1,029 in conjunction with the acquisition of Classic Fire, LLC

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number of	Common	Additional	Retained	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Equity
Balance at December 31, 2010	33,215	$332	$68,715	$113,932	$182,979

Issuance of common stock and the tax impact of stock incentive plan transactions	(14)	-	(321)	-	(321)

Issuance of common stock related to investment in subsidiary	188	2	1,027	-	1,029

Issuance of restricted stock, net of cancellation	13	-	-	-	-

Stock based compensation expense related to restricted stock	-	-	925	-	925

Dividends declared	-	-	-	(1,670)	(1,670)

Net loss	-	-	-	(3,118)	(3,118)

Balance at June 30, 2011	33,402	$334	$70,346	$109,144	$179,824

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2011, the results of operations for the three and six month periods ended June 30, 2011 and the cash flows for the six month periods ended June 30, 2011 and 2010.

In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, Inc. (“Road Rescue”), a wholly-owned subsidiary of the Company.  In September 2010, the Company completed the sale of substantially all of the assets and related liabilities of Road Rescue.  For all periods presented, the operating results related to Road Rescue have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the condensed consolidated financial statements for all periods presented, unless noted otherwise. See Note 6 - Discontinued Operations for further detail.

The results of operations for the six month period ended June 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at June 30, 2011 and December 31, 2010.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2011	2010

Finished goods	$14,121	$16,453
Work in process	14,650	9,528
Raw materials and purchased components	37,757	37,867
Reserve for slow-moving inventory	(4,829)	(3,687)

	$61,699	$60,161

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  These engines amounted to approximately $2,370 and $5,560 at June 30, 2011 and December 31, 2010, respectively.  As of June 30, 2011, customer deposits related to these engines approximate $763.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $10,302 and $11,409 at June 30, 2011 and December 31, 2010, respectively.

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

Changes in the Company’s warranty liability were as follows for the six months ended June 30:

	2011	2010
Balance of accrued warranty at January 1	$5,702	$6,296
Warranties issued during the period	1,377	1,915
Adjustments (1)	140
Cash settlements made during the period	(1,845)	(2,741)
Changes in liability for pre-existing warranties
during the period, including expirations	687	1,379
Balance of accrued warranty at June 30	$6,061	$6,849
(1)  Adjustments are assumed warranties outstanding at Classic Fire on April 1, 2011.

The change in accrued warranty from the prior year period is primarily attributed to the lower unit sales volume in the six months ended June 30, 2011 compared to June 30, 2010.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 4 – ACQUISITION ACTIVITIES

On April 1, 2011 the Company completed its acquisition of substantially all of the assets and related liabilities of Classic Fire, LLC (“Classic Fire”), a manufacturer of fire trucks and fire apparatus.  The Company expects that its acquisition of Classic Fire will allow it to expand its offerings in the fire truck market into segments and price points that complement its offerings from Spartan Motors Chassis, Inc. and Crimson Fire, Inc., as well as provide strategic sourcing of pump modules and other technology.  Classic Fire is reported as a component of the Company’s Specialty Vehicles segment.  The pro forma effect of the acquisition on the Company’s results of operations is immaterial.

The revenue and earnings of Classic Fire, included in the Company’s results since the April 1, 2011 acquisition, and acquisition related expenses included in the Company’s Condensed Consolidated Statements of Operations are not material.

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements.  The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes.  The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011.

The purchase price was allocated to assets acquired and liabilities assumed as follows:

Cash and cash equivalents	$25
Accounts receivable	635
Inventory	1,352
Other current assets	7
Property, plant and equipment	451
Intangible assets	1,650
Goodwill	2,397
Total assets acquired	6,517

Accounts payable	186
Accrued warranty	140
Other current liabilities	31
Other non-current liabilities	180
Total liabilities assumed	537

Total purchase price	$5,980

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The Company leases the land and building that houses the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

As described in Note 4 - Acquisition Activities, the Company acquired substantially all of the assets and related liabilities of Classic Fire on April 1, 2011.  The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the short period of time that has elapsed since the acquisition of Classic Fire, it is the Company’s assessment that the goodwill at Classic Fire is not impaired.  The goodwill at Classic Fire will be evaluated as part of the next annual assessment which will occur as of October 1, 2011, unless there is a triggering event that would necessitate an earlier evaluation.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Goodwill by segment
	Specialty Vehicles	Delivery and Service Vehicles	Total
Balance as of December 31, 2010	$2,457	$15,961	$18,418

Acquisition of Classic Fire	2,397	-	2,397

Balance as of June 30, 2011	$4,854	$15,961	$20,815

There were no accumulated impairment charges recorded against the goodwill in the Company’s Specialty Vehicles or Delivery and Service Vehicles segments as of December 31, 2010.

With the acquisition of Classic Fire, LLC the Company acquired other intangible assets besides goodwill.  The Company recorded $1,650 in intangibles from the acquisition.  The intangibles consist of unpatented technology, customer and dealer relationships and non-compete agreements.  These will all be amortized using the straight-line method over their estimated remaining lives, consistent with the pattern of economic benefits estimated to be received.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The following table provides information regarding the Company’s intangible assets, which includes those that were acquired as part of the Classic Fire and Utilimaster Corporation acquisitions:

		June 30, 2011			December 31, 2010
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	18	$6,760	$535	$6,225	$6,170	$282	$5,888
Acquired product development project	20	1,860	-	1,860	1,860	-	1,860
Unpatented technology	10	380	10	370	-	-	-
Non-compete agreements	6	520	113	407	400	72	328
Backlog	less than 1	320	320	-	320	320	-
Trade Names	indefinite	3,430	-	3,430	2,870	-	2,870

		$13,270	$978	$12,292	$11,620	$674	$10,946

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Remaining 2011	$349
2012	891
2013	958
2014	870
2015	775
Thereafter	5,019

$8,862

NOTE 6 - DISCONTINUED OPERATIONS

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

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The following table details the results of discontinued operations for the three and six months ended June 30, 2010 reported in the Condensed Consolidated Statements of Operations within Net loss from discontinued operations:

	Three Months	Six Months
Sales	$4,743	$9,625
Pre-tax loss from operations	(4,215)	(4,626)
Net loss	(2,438)	(2,706)

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	32,835	32,427	32,751	32,898

Effect of dilutive stock options	-	-	-	135
Diluted weighted average common shares outstanding	32,835	32,427	32,751	33,033

Anti-dilutive stock awards:
Restricted stock	566	465	577	-
SARs	187	374	184	354
Stock options	100	177	133	41
Total	853	1,016	894	395

Stock awards noted as anti-dilutive were not included in the basic (SARs and Restricted stock awards) and diluted (stock option awards) weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases or we report net earnings.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 8 – DEBT

Long-term debt consists of the following:

	June 30, 2011	December 31, 2010
Note payable to Prudential Investment Management, Inc.
Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt.	$5,000	$5,000
Line of credit revolver with JP Morgan Chase Bank (1)	--	--
Capital lease obligations (2)	190	224
Total debt	5,190	5,224
Less current portion of long-term debt	(79)	(102)
Total long-term debt	$5,111	$5,122

The long-term debt due is as follows: $27 in 2012; $56 in 2013; $28 in 2014; none in 2015 and $5,000 thereafter.

(1)
The Company’s primary line of credit is a $70,000 unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.

(2)
The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $27 in 2012, $56 in 2013 and $28 in 2014.

The Company has a private shelf agreement with Prudential Investment Management, Inc.  This agreement allows the Company to borrow up to an additional $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  Additionally, the Company had $5,000 of private placement notes outstanding as of June 30, 2011 and December 31, 2010 with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At June 30, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.

NOTE 9 – RESTRUCTURING

During the second quarter of 2011, the Company undertook restructuring activities to help align its structure and operating expenses with current and future revenue expectations.  Restructuring charges incurred during the three months ended June 30, 2011 include $1,186 for the write down of fixed assets for a building that is no longer in use and tooling related to a discontinued product line; $278 for severance costs related to personnel reductions; and $1,317 to write down inventories related to a discontinued product line and de-emphasized markets.  Restructuring charges affecting cost of products sold amounted to $1,731 for the three and six month periods ended June 30, 2011.  Restructuring charges impacting operating expenses for the three and six month periods ended June 30, 2011 amounted to $1,050. There are no material charges related to these restructuring activities that are expected to be incurred after June 30, 2011.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The following table provides a summary of the compensation related charges incurred through the three and six month period ended June 30, 2011 and the related outstanding balances to be paid out in relation to those expenses:

Severance
Balance as of Jan 1, 2011	$116

Accrual for severance	-

Payments made in period	(58)

Balance March 31, 2011	58

Accrual for severance	278

Payments made in period	(58)

Balance June 30, 2011	$278

During the second quarter of 2010, the Company undertook restructuring activities, pertaining to continuing operations, to help align expenses with future revenue expectations.  Restructuring charges incurred in the three and six months ended June 30, 2010 were $1,996 consisting of compensation related costs of $1,022 and changes in reserves for inventory of $974.  Of the total $1,996 in restructuring charges, $990 and $1,006 affected cost of products sold and operating expenses, respectively.

Restructuring charges, by reportable segment, included in the Consolidated Statements of Operations for the six months ended June 30, 2011 and 2010 included the following:

	2011			2010
	Specialty Vehicles	Other	Total	Specialty Vehicles	Other	Total

Accrual for severance	$278	$-	$278	$380	$642	$1,022

Inventory impairment	1,317	-	1,317	974	-	974

Asset impairment	1,060	126	1,186	-	-	-

Totals	$2,655	$126	$2,781	$1,354	$642	$1,996

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $5,000.  The balance of letters of credit outstanding was $430 and $1,180 at June 30, 2011 and December 31, 2010, respectively.

Utilimaster Corporation (“Utilimaster”), a wholly owned subsidiary of the Company, is party to a chassis bailment inventory agreement with General Motors Company (“GM”) which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $3,412 and $0 outstanding on the Company’s revolving credit line on June 30, 2011 and December 31, 2010, respectively.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying condensed consolidated financial statements.  As a result of this program, the net available to borrow under the line of credit was $65,000, at June 30, 2011.

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. In accordance with accounting guidance, the Company recorded an estimated fair value of the future consideration to be $2,100 based upon the likelihood of the payments, discounted to June 30, 2011.  The increase in fair value resulted in charges of $265 and $329 for the three and six months ended June 30, 2011, appearing within Selling, general and administrative on the Condensed Consolidated Statements of Operations. Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

In connection with the acquisition of Classic Fire in April, 2011, the Company incurred contingent obligations through 2013 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1,000.  In accordance with accounting guidance, the Company recorded an estimated fair value of the future consideration to be $198 based upon the likelihood of the payments, discounted to June 30, 2011.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

At June 30, 2011, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses.  In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 11 - BUSINESS SEGMENTS

The Company operates in two reportable segments: Specialty Vehicles, which consists of the Company’s fire truck chassis, motor home chassis, defense vehicles, fire truck bodies and aftermarket parts and assemblies operations; and Delivery and Service Vehicles, consisting of Utilimaster.

The Specialty Vehicles segment consists of Spartan Chassis, Crimson Fire, Crimson Fire Aerials and Classic Fire.  This segment engineers and manufactures emergency response chassis and motor home chassis, as well as fire truck bodies, defense vehicles and aftermarket parts and assemblies.  The Delivery and Service Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertain to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Three Months Ended June 30, 2011
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Fire truck chassis sales	$22,218	$-	$-	$22,218
Fire truck body sales	13,909	-	-	13,909
Motor home chassis sales	15,371	-	-	15,371
Utilimaster product sales	-	22,950	-	22,950
Other product sales:
Vehicles	3,619	-	-	3,619
Aftermarket parts and assemblies	5,464	15,833	-	21,297

Sales	$60,581	$38,783	$-	$99,364

Interest expense	$13	$81	$(16)	$78
Depreciation and amortization expense	1,460	552	789	2,801
Taxes (credit) on income	(1,814)	832	(447)	(1,429)
Net earnings (loss) from continuing operations	(2,610)	1,541	(1,151)	(2,220)
Segment assets	87,643	77,047	77,266	241,956

Three Months Ended June 30, 2010
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Fire truck chassis sales	$39,196	$-	$-	$39,196
Fire truck body sales	11,588	-	-	11,588
Motor home chassis sales	20,809	-	-	20,809
Utilimaster product sales	-	18,360	-	18,360
Other product sales:
Vehicles	8,677	4,104	-	12,781
Aftermarket parts and assemblies	12,920	-	-	12,920

Sales	$93,190	$22,464	$-	$115,654

Interest expense	$328	$20	$(91)	$257
Depreciation and amortization expense	1,244	901	594	2,739
Taxes (credit) on income	1,492	(850)	(730)	(88)
Net earnings (loss) from continuing operations	2,058	(1,474)	(756)	(172)
Segment assets	131,072	61,374	67,012	259,458

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Six Months Ended June 30, 2011
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Fire truck chassis sales	$52,835	$-	$-	$52,835
Fire truck body sales	21,854	-	-	21,854
Motor home chassis sales	34,404	-	-	34,404
Utilimaster product sales	-	42,289	-	42,289
Other product sales:
Vehicles	8,082	-	-	8,082
Aftermarket parts and assemblies	14,892	20,141	-	35,033

Sales	$132,067	$62,430	$-	$194,497

Interest expense	$18	$172	$(17)	$173
Depreciation and amortization expense	2,699	1,124	1,375	5,198
Taxes (credit) on income	(1,398)	407	(880)	(1,871)
Net earnings (loss) from continuing operations	(1,937)	678	(1,859)	(3,118)
Segment assets	87,643	77,047	77,266	241,956

Six Months Ended June 30, 2010
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Fire truck chassis sales	$76,888	$-	$-	$76,888
Fire truck body sales	27,028	-	-	27,028
Motor home chassis sales	48,321	-	-	48,321
Utilimaster product sales	-	38,864	-	38,864
Other product sales:
Vehicles	10,003	-	-	10,003
Aftermarket parts and assemblies	24,841	7,345	-	32,186

Sales	$187,081	$46,209	$-	$233,290

Interest expense	$704	$67	$(196)	$575
Depreciation and amortization expense	2,473	1,854	1,188	5,515
Taxes (credit) on income	2,417	(1,352)	(1,009)	56
Net earnings (loss) from continuing operations	4,302	(2,403)	(1,800)	99
Segment assets	131,072	61,374	67,012	259,458

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”); and, as of April 1, 2011, Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. On September 20, 2010 we completed the sale of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, located in Marion, South Carolina (“Road Rescue”).  Spartan Chassis, Crimson, Crimson Aerials and Classic Fire make up our Specialty Vehicles segment and Utilimaster comprises our Delivery and Service Vehicles segment. Classic Fire was included in our Specialty Vehicles segment beginning with the second quarter of 2011.  Our brand names, Spartan™, Crimson Fire™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leader in the designing, engineering and manufacturing of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on our chassis. Crimson specializes in the engineering and manufacturing of emergency vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Classic Fire specializes in manufacturing emergency vehicles built on chassis from outside sources and will further diversify our product line and provide strategic sourcing of pump modules.  Utilimaster is a leading manufacturer of vehicles made to customer specifications in the delivery and service market, including walk-in and hi-cube vans, truck bodies and the new Reach commercial van.

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

Recent Acquisition

On April 1, 2011, we completed our acquisition of substantially all of the assets of Classic Fire, a manufacturer of fire trucks and fire apparatus, as more fully described in Note 4 - Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.  We expect that our acquisition of Classic Fire will allow us to expand our offerings in the fire truck market into segments and price points that complement our offerings from Spartan Chassis and Crimson as well as provide strategic sourcing of pump modules and other technology.

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

For the three and six months ended June 30, 2010, the operating results related to Road Rescue have been classified as discontinued operations.  See Note 6 – Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details related to this activity and its impact on the reported period’s results.

Executive Overview

We reported sales of $99.4 million for the second quarter of 2011, which was down $16.3 million or 14.1% from the previous year’s second quarter.  We reported a net loss of $2.2 million, or $0.07 per share for the three months ended June 30, 2011, compared to a loss of $0.2 million, or $0.00 per share, from continuing operations, and a net loss of $2.6 million or $0.08 per share, for the same period in 2010.

We continue to experience softness in our Specialty Vehicle segment with fire truck and motor home chassis markets served by our Spartan Chassis subsidiary along with a decline in our defense related aftermarket parts and assemblies business.  Our Delivery and Service Vehicles segment helped to offset these declines, with an increase in sales of $16.3 million or 72.6% to $38.8 million for the quarter ended June 30, 2011 compared to $22.5 million for the same period in 2010.

Our overall backlog increased by 8.0% to $179.3 million at June 30, 2011 compared to $166.1 million at March 31, 2011.  This increase in backlog was led by the Delivery and Service Vehicles segment, which increased from the previous quarter end by $11.9 million, or 16.3%.

The current quarter’s results also reflect our continued investment in strategic long-term growth, reflected in research and development charges of $2.8 million, including $0.9 million related to the recently announced Reach commercial van.  We are expecting this investment to lead to significant opportunities, with production scheduled to begin late in the third quarter of this year.   Additionally, we continue to experience strong cash flows from operations with the help of tightly managed accounts receivable and inventory balances.   This generation of cash from operations allowed us to complete our purchase of Classic Fire without incurring additional debt.  Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

As a result of our revenue diversification and growth and innovation strategies, we believe we are well positioned to take advantage of long-term opportunities.  Some of our recent innovations and strategic developments include:

●
The Reach™, a commercial van offering up to 35% better fuel economy, which debuted at the 2011 National Truck Equipment Association’s “The Work Truck Show" in March.  This compelling product establishes a new benchmark for safety, performance and cost-effectiveness and further solidifies Utilimaster’s technical leadership in the delivery and service market.

●	The expansion of the Crimson Fire product portfolio with the addition of the Classic Series, as a result of our acquisition of Classic Fire. Consisting of eight new product offerings, this product line complements the Legend and Star Series. The Classic Series offers high performance and is already known for durability and unparalleled quality at affordable prices – a critical market position given current economic realities.

●	The introduction of our newest cab and chassis, the “Spartan Force”, which offers custom features, such as improved performance, spacious cab and lifetime frame warranty, all at an aggressive market-penetrating price.

●	The introduction of the Spartan Chassis’ Idle Reduction Technology (IRT) for the emergency response market, which delivers significant improvements in fuel consumption, exhaust emissions, noise pollution, and enhances main engine service life and maintenance needs.

●
Investments in air bag technology, which will be offered in Spartan chassis beginning in 2012 and will expand our bid opportunities while providing another compelling reason for customers to choose a Spartan product.

●	Growth opportunities in field service solutions for existing customer fleets that will allow for the improvement in performance, safety and retrofitting with new vocational packages.

●
Launch of production and first sales of the N-Series gas cab and chassis assembly, in partnership with Isuzu Commercial Truck of America.  We continue to broaden our reach into new market niches and explore opportunities to leverage our existing assembly capacity and expertise in order to increase volumes and utilize capacity.

●
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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales:

	Three Months Ended June 30,
	2011	2010
Sales	100.0	100.0
Cost of products sold	85.5	84.9
Restructuring charges	1.7	0.8
Gross profit	12.8	14.3
Operating expenses:
Research and development	2.8	3.5
Selling, general and administrative	12.6	9.9
Restructuring charges	1.1	0.8
Operating income (loss)	(3.7)	0.1
Other expense, net	-	(0.3)
Loss before taxes	(3.7)	(0.2)
Taxes	(1.5)	-
Net loss from continuing operations	(2.2)	(0.2)

Loss from discontinued operations	-	(2.1)

Net loss	(2.2)	(2.3)

	Six Months Ended June 30,
	2011	2010
Sales	100.0	100.0
Cost of products sold	85.9	85.3
Restructuring charges	0.9	0.4
Gross profit	13.2	14.3
Operating expenses:
Research and development	3.2	3.8
Selling, general and administrative	12.0	9.8
Restructuring charges	0.6	0.4
Operating income (loss)	(2.6)	0.3
Other expense, net	-	(0.3)
Loss before taxes	(2.6)	-
Taxes	(1.0)	-
Net loss from continuing operations	(1.6)	-

Loss from discontinued operations	-	(1.1)

Net loss	(1.6)	(1.1)

Quarter Ended June 30, 2011 Compared to the Quarter Ended June 30, 2010

For the three months ended June 30, 2011, consolidated sales decreased $16.3 million, or 14.1%, to $99.4 million compared to sales for the same period in 2010 of $115.7 million. The decrease was attributed to our Specialty Vehicles segment, which saw a decline in revenue of $32.6 million, or 35.0%.  The declines in our Specialty Vehicles markets were partially offset by an increase in our Delivery and Service Vehicles segment of $16.3 million, or 72.6% from the previous year.  We expect to see continued softness in our Specialty Vehicles markets, especially in motor homes and defense related products, with a slight improvement in our fire truck volumes for the remainder of 2011.  Our Delivery and Service Vehicles business is expected to finish the year strong, helping to offset the declines in our other markets.

Cost of products sold decreased by $12.5 million or 12.6%, to $86.6 million in the second quarter of 2011 compared to $99.2 million in the second quarter of 2010.  This decrease was largely the impact of the reduced sales volumes we experienced during the quarter.  As a percentage of sales, cost of products sold increased to 87.2% of sales in the second quarter of 2011, compared to 85.7% of sales in the second quarter of 2010.  This increase was driven by the reduction in sales volumes in most of the markets served by our Specialty Vehicles segment, which resulted in unfavorable absorption of fixed overhead expenses, along with the higher restructuring charges incurred in the second quarter of 2011 as compared to the same period in 2010.  Partially offsetting this impact was a favorable product mix in our Delivery and Service Vehicles segment, along with favorable absorption of overhead costs due to volume increases in that segment.

Gross profit decreased $3.8 million, or 22.8%, to $12.7 million for the quarter ended June 30, 2011 from $16.5 million for the same period in 2010.  Consolidated gross margin decreased to 12.8% from 14.3% over the same time period.  This decrease was the result of the lower sales volumes and unfavorable overhead absorption experienced during the quarter, as discussed above.

During the three months ended June 30, 2011 and 2010 we undertook restructuring activities, pertaining to continuing operations, to align our structure and operating expenses with current and expected future revenue levels.  Restructuring charges included within cost of products sold during the three months ended June 30, 2011 and 2010 were $1.7 million, or 1.7% of sales, and $1.0 million, or 0.8% of sales, respectively.  Excluding all restructuring costs incurred, adjusted gross profit for the three months ended June 30, 2011 and 2010 was $14.5 million and $17.5 million.

Operating expenses were relatively unchanged at $16.4 million for the quarter ended June 30, 2011 and $16.4 million for the same period in 2010.  Both periods include restructuring charges, with approximately $1.1 million, or 1.1% of sales in 2011 compared to $0.8 million or 0.7% of sales in 2010.  With the 2010 engine emission design work being completed in 2010, our 2011 research and development expenses have shown a decrease period over period.  Offsetting some of the research and development decrease were general and administrative expenses which increased in 2011 when compared to 2010, due to the addition of Classic Fire and increases in general and administrative expenses at Utilimaster as sales volumes ramp up.  As a percent of sales, operating costs increased to 16.5% for the quarter ended June 30, 2011 from 14.2% for the same period in 2010. This increase is a reflection of the lower sales volumes experienced in 2011 compared to 2010, along with higher restructuring costs year over year.

Our effective income tax rate was 39.2% in the second quarter of 2011, compared to 33.8% in the second quarter of 2010.  The increase in our effective tax rate is attributable to the impact of certain relatively fixed components of income tax expense and certain non-deductible expenses.  Due to our reduced pretax income, these items had, and may continue to have, a disproportionate impact on our income tax expense as a percent of pre tax income.

We incurred a net loss from continuing operations of $2.2 million, or $0.07 per diluted share, for the three months ended June 30, 2011, which was an increase in net loss of $2.0 million when compared to net loss from continuing operations of $0.2 million, or $0.00 per diluted share, for the same period in 2010.  Driving the net loss for the three months ended June 30, 2011 were the factors mentioned above.

Net loss for the three months ended June 30, 2011, decreased $0.4 million, or $0.01 per diluted share, to a loss of $2.2 million from a net loss of  $2.6 million in the same period of 2010 as a result of the factors discussed above.  The net loss result for the second quarter of 2010 includes a loss, net of applicable taxes, from discontinued operations of $2.4 million, which reflects the results of our former Road Rescue operation during that period.

Restructuring charges incurred during the three months ended June 30, 2011 and 2010 and included in net loss from continuing operations were $2.8 million ($1.8 million net of tax) and $1.8 million ($1.1 million net of tax), respectively.  Excluding all restructuring costs incurred, adjusted net loss from continuing operations was $0.4 million or $0.01 per share for the three months ended June 30, 2011 and adjusted net income from continuing operations was $0.9 million or $0.03 per share for the three months ended June 30, 2010.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures (adjusted gross profit, adjusted net income (loss) from continuing operations and adjusted net earnings (loss) per share from continuing operations) are not measurements of financial performance under GAAP and should not be considered as an alternative to gross profit, net income (loss) from continuing operations or net earnings (loss) per share from continuing operations under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted gross profit, adjusted net income (loss) from continuing operations and adjusted net earnings (loss) per share from continuing operations, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles gross profit to adjusted gross profit, net loss from continuing operations to adjusted net income (loss) from continuing operations and net loss per share from continuing operations to adjusted net earnings (loss) per share from continuing operations for the periods indicated (dollars in thousands, except per share amounts):

	Three Months Ended June 30,
	2011	2010
Gross profit	$12,728	$16,493
Add back: restructuring charges	1,731	977
Adjusted gross profit	$14,459	$17,470

Net loss from continuing operations	$(2,220)	$(172)
Add back: restructuring charges, net of tax	1,796	1,089
Adjusted net income (loss) from continuing operations	$(424)	$917

Net loss per share from continuing opertations - diluted	$(0.07)	$-
Add back: restructuring charges, net of tax	0.06	0.03
Adjusted net earnings (loss) per share from continuing opertations - diluted	$(0.01)	$0.03

At June 30, 2011, we had $179.3 million in backlog compared to $205.7 million related to our continuing operations at June 30, 2010, a decrease of $26.4 million or 12.8%, which is attributable to our Specialty Vehicles segment which decreased by $67.9 million or 41.8%.  This decrease is attributable to the softness experienced in the first and second quarters of 2011 in the emergency vehicle market as a result of tightening government budgets, as well as the influx of orders received late in 2009, as a result of the 2010 engine emissions changes, that are reflected in the June 30, 2010 backlog.  We expect the softness in the emergency vehicle market to continue throughout 2011, with a slight improvement in the second half of the year.  Also contributing to the decrease in backlog is recent softness in our motor home chassis orders as the motor home market tilts away from the higher priced market that we serve.  These decreases were partially offset by an increase in backlog for our Delivery and Service Vehicles segment, which increased by $41.5 million or 95.8% to $84.8 million at June 30, 2011 from $43.3 million at June 30, 2010.  The increase in our Delivery and Service Vehicles backlog is a reflection of the burgeoning recovery in this early cycle market, along with an uptick in parts sales related to our innovations in keyless entry and safe loading systems.  We expect volumes in our Delivery and Service Vehicles segment to remain strong for the remainder of 2011.  Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by February 2012.

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

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010

Consolidated sales decreased $38.8 million, or 16.6% to $194.5 million for the six months ended June 30, 2011, compared to sales for the same period in 2010 of $233.3 million. The decrease was primarily due to the reduction in our Specialty Vehicle segment where we saw revenues fall off $55.0 million, or 29.4% from the level of sales in the previous year.  This was partially offset by an increase in our Delivery and Service Vehicles segment which showed an increase of $16.2 million, or 35.1% from the same period in the previous year.  Sales decreased in most of the markets served by our Specialty Vehicles segment with the largest decreases resulting from our fire truck chassis and motor home chassis sales, and sales of defense related parts and assemblies.  We expect these sales trends to continue during the remainder of 2011, with a slight improvement in our fire truck related sales.

Cost of products sold decreased by $31.1 million or 15.6%, to $168.8 million in the six months ended June 30, 2011 compared to $200.0 million in the six months ended June 30, 2010.  This decrease was largely the impact of the reduced sales volumes we experienced during the first six months of 2011 compared with the same period in 2010.  As a percentage of sales, cost of products sold increased to 86.8% of sales in the six months ended June 30, 2011, compared to 85.7% of sales in the same period of 2010.  This increase was driven by the reduction in sales volumes in most of the markets served by our Specialty Vehicles segment, which resulted in unfavorable absorption of fixed overhead expenses, along with the higher restructuring charges incurred in 2011 as compared to 2010.  Partially offsetting these impacts was a favorable product mix in our Delivery and Service Vehicles segment, along with favorable absorption of overhead costs due to volume increases in that segment.

Gross profit decreased $7.6 million or 22.9%, to $25.7 million for the six months ended June 30, 2011 from $33.3 million for the same period in 2010.  Gross margin decreased from 14.3% to 13.2% over the same time period.  This decrease was primarily the result of a product mix shift away from higher margin aftermarket parts and assemblies and fire truck chassis to lower margin delivery and service vehicles.

During the six months ended June 30, 2011 and 2010 we undertook restructuring activities, pertaining to continuing operations, to align our structure and operating expenses with current and expected future revenue levels.  Restructuring charges included within cost of products sold during the six months ended June 30, 2011 and 2010 were $1.7 million, or 0.9% of sales, and $1.0 million, or 0.4% of sales, respectively.  Excluding all restructuring costs incurred, adjusted gross profit for the six months ended June 30, 2011 and 2010 was $27.4 million and $34.3 million.

Operating expenses as a percent of sales increased to 15.8% for the six month period ended June 30, 2011 compared to 14.0% for the same period of 2010.  Operating expense dollars for the six months ended June 30, 2011, which include restructuring related charges of $1.1 million, showed a decrease of $1.9 million or 5.8% over the same period in 2010, in which restructuring charges of $1.0 million were recorded.  Contributing to the decrease was the completion of the 2010 engine emission design work that was included in research and development for the six months ended June 30, 2010, that has not been incurred in 2011.  Also contributing were savings related to restructurings completed in prior years, along with a continuing focus on cost containment.  These decreases were partially offset by increased general and administrative expenses, impacted by the addition of Classic Fire in the second quarter of 2011 and increased general and administrative expenses at Utilimaster as sales volumes ramp up.

Our effective income tax rate was 37.5% for the six months ended June 30, 2011, compared to 36.1% in the same period of 2010.  The increase in our effective tax rate is attributable to the impact of certain relatively fixed components of income tax expense and certain non-deductible expenses.  Due to our reduced pretax income, these items had, and may continue to have, a disproportionate impact on our income tax expense as a percent of pre tax income.

We recorded a loss from continuing operations of $3.1 million for the six months ended June 30, 2011 compared to earnings from continuing operations of $0.1 million for the same period in 2010, as a result of the factors discussed above.

For the six months ended June 30, 2010 we recorded a loss from discontinued operations, net of applicable taxes, of $2.7 million, which included impairment charges and exit related costs totaling $1.8 million, net of tax.

Net loss for the six months ended June 30, 2011 increased by $0.5 million to a loss of $3.1 million or $0.10 per diluted share in 2011 from a net loss of $2.6 million or $0.08 per diluted share in 2010 as a result of the factors discussed above.

Restructuring charges incurred during the six months ended June 30, 2011 and 2010 and included in net income (loss) from continuing operations were $2.8 million ($1.8 million net of tax) and $2.0 million ($1.2 million net of tax), respectively.  Excluding all restructuring costs incurred, adjusted net loss from continuing operations was $1.3 million or $0.04 per share for the six months ended June 30, 2011 and adjusted net income from continuing operations was $1.3 million or $0.04 per share for the six months ended June 30, 2010.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures (adjusted gross profit, adjusted net income (loss) from continuing operations and adjusted net earnings (loss) per share from continuing operations) are not measurements of financial performance under GAAP and should not be considered as an alternative to gross profit, net income (loss) from continuing operations or net earnings (loss) per share from continuing operations under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted gross profit, adjusted net income (loss) from continuing operations and adjusted net earnings (loss) per share from continuing operations, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles gross profit to adjusted gross profit, net loss from continuing operations to adjusted net income (loss) from continuing operations and net loss per share from continuing operations to adjusted net earnings (loss) per share from continuing operations for the periods indicated (dollars in thousands, except per share amounts):

	Six Months Ended June 30,
	2011	2010
Gross profit	$25,690	$33,334
Add back: restructuring charges	1,731	990
Adjusted gross profit	$27,421	$34,324

Net earnings (loss) from continuing operations	$(3,118)	$99
Add back: restructuring charges, net of tax	1,796	1,205
Adjusted net income (loss) from continuing operations	$(1,322)	$1,304

Net loss per share from continuing operations - diluted	$(0.10)	$-
Add back: restructuring charges, net of tax	0.06	0.04
Adjusted net earnings (loss) per share from continuing operations - diluted	$(0.04)	$0.04

Our Segments

We are organized into two reportable segments, Specialty Vehicles and Delivery and Service Vehicles. For certain financial information related to each segment, see Note 11 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles
Income Statement Data
(Dollars in thousands)
	Three Months Ended June 30,
	2011		2010
	Amount	%	Amount	%
Sales	$60,581	100.0%	$93,190	100.0%

Net earnings (loss)	(2,610)	-4.3%	2,058	2.2%

Segment assets	87,643		131,072

	Six Months Ended June 30,
	2011		2010
	Amount	%	Amount	%
Sales	$132,067	100.0%	$187,081	100.0%

Net earnings (loss)	(1,937)	-1.5%	4,302	2.3%

Segment assets	87,643		131,072

Comparison of the Three Month Periods Ended June 30

Sales in our Specialty Vehicles segment decreased by $32.6 million, or 35.0% to $60.6 million in the second quarter of 2011 compared to $93.2 million for the same period of 2010.  Fire truck bodies was the only product line in our Specialty Vehicles segment that did not show a sales decline in the second quarter of 2011, as compared to the second quarter of 2010.  The decrease in our sales of fire truck chassis of $17.0 million, or 43.3% is mainly a result of the softening of the fire truck market in response to tightening government budgets.   Also contributing to the lower comparison in these two markets is the stronger volume in the second quarter of 2010 as a result of an increase in orders in late 2009 related to the 2010 emissions change, as well as an unfavorable product mix as the market shifts towards lower priced units.  Our motor home chassis sales declined by $5.4 million or 26.1% as a result of slower market demand for the higher priced motor home market segment that we serve.  Sales of aftermarket parts and assemblies decreased by $7.9 million or 64.2%, mainly due to a drop off in defense related sales.  Our fire truck bodies showed an increase of $2.3 million or 20.0%, mainly due to the inclusion of $1.8 million of revenue from Classic Fire, which was not present in 2010.  There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Net income for our Specialty Vehicles segment decreased by $4.7 million, or 226.8% to a net loss of $2.6 million in the second quarter of 2011 compared to net income of $2.1 million for the second quarter of 2010.  This decrease was mainly driven by lower sales volumes across most of the markets served by our Specialty Vehicles segment, resulting in unfavorable absorption of fixed overhead costs and lower overall profitability, along with higher restructuring costs for second quarter of 2011 as compared with the same period of 2010.  The unfavorable absorption was partially offset by focused cost containment efforts resulting in lower operating expense in certain functions in our Specialty Vehicles segment.

Comparison of the Six Month Periods Ended June 30

Sales decreased by $55.0 million or 29.4% in the first six months of 2011 to $132.1 million from $187.1 million in the same period of 2010, with all of the markets served by our Specialty Vehicles Segment showing decreases.  The largest contributor to the decrease was fire truck chassis, which decreased by $24.1 million or 31.3%, driven by the ongoing government budget issues.  Order intake for our fire truck chassis business has improved as compared with the first six months of 2010, and as a result we expect a slight improvement in this market for the remainder of 2011. Our sales of motor home chassis also declined significantly, showing a decrease of $13.9 million or 28.8% for the six months ended June 30, 2011 compared to the same period of 2010.  The motor home market that we serve remained soft as demand for higher end diesel engine RV’s continues to lag when compared to previous years.  Our order intake related to motor home chassis has decreased approximately 36% for the first six months of 2011 as compared to the same period in 2010, and we expect continued softness in this market for the remainder of 2011.  Also contributing to the decrease in our Specialty Vehicles Segment sales was a drop off in defense related sales of aftermarket parts and assemblies, which decreased by $9.9 million or 42.6% in the first six months of 2011 as compared with the same period in 2010.  There were no changes in pricing of products sold by our Specialty Vehicles Segment that had a significant impact on our financial statements when comparing these periods.

Our Specialty Vehicles Segment recorded a net loss for the six months ended June 30, 2011 of $1.9 million, as compared to net income of $4.3 million for the same period of 2010.   This decrease is mainly attributable to the reduced sales volumes, which resulted in unfavorable absorption of fixed overhead costs.  We expect our Specialty Vehicles segment to return to profitability during the second half of 2011 due to the recently improved order intake for our fire truck chassis along with restructuring plans implemented during the second quarter.

Delivery and Service Vehicles
Income Statement Data
(Dollars in thousands)
	Three Months Ended June 30,
	2011		2010
	Amount	%	Amount	%
Sales	$38,783	100.0%	$22,464	100.0%

Net income (loss)	1,541	4.0%	(1,474)	-6.6%

Segment assets	77,047		61,374

	Six Months Ended June 30,
	2011		2010
	Amount	%	Amount	%
Sales	$62,430	100.0%	$46,209	100.0%

Net income (loss)	678	1.1%	(2,403)	-5.2%

Segment assets	77,047		61,374

Comparison of the Three Month Periods Ended June 30

Sales for the second quarter of 2011 for our Delivery and Service Vehicles segment increased by $16.3 million or 72.6% to $38.8 million compared to $22.5 million for the second quarter of 2010.  Fueling the increase in sales period-over-period were increases of $11.7 million in aftermarket parts sales and field service work, along with an approximately 12% increase in the number of vehicles sold.  There were no significant increases in pricing of products sold by our Delivery and Service Vehicles segment that had an impact on our financial statements when comparing these periods.  Sales from this segment grew to 39.0% of consolidated Company revenue in the second quarter of 2011, up from the 2010 level of 19.4%.

Net income for our Delivery and Service Vehicles segment for the second quarter of 2011 increased by $3.0 million to $1.5 million, compared to a net loss of $1.5 million for the same period of 2010.  Driving the net income increase was the increase in sales volumes and a favorable mix that included an increased proportion of higher margin aftermarket parts.

Comparison of the Six Month Periods Ended June 30

Sales for the six months ended June 30, 2011 increased by $16.2 million, or 35.1% to $62.4 million, compared to $46.2 million for the same period in 2010.  Driving the increase in revenue for the Delivery and Service Vehicle segment was an increase in aftermarket parts sales and field service work.  There were no significant increases in pricing of products sold by our Delivery and Service Vehicles segment that had an impact on our financial statements when comparing these periods.  Sales from our Delivery and Service Vehicles segment represented 32.1% of consolidated sales for the six months ended June 30, 2011 compared to 19.8% of consolidated sales for the same period in 2010.  Our Delivery and Service Vehicle’s segment backlog showed an increase of $41.5 million or 95.8%, to $84.8 million as of June 30, 2011, compared with backlog of $43.3 million at June 30, 2010.  Accordingly, we expect our Delivery and Service Vehicles segment to report strong results for the remainder of 2011.

Net earnings for the Delivery and Service Vehicle segment increased $3.1 million to $0.7 million for the six months ended June 30, 2011, compared to a net loss of $2.4 million for the same period in 2010.  Driving the improvement were the increase in sale volumes and a favorable mix that included an increased proportion of higher margin aftermarket parts.

Financial Condition

Balance Sheet at June 30, 2011 compared to December 31, 2010

Accounts receivable at June 30, 2011 showed a decrease of $18.9 million, or 36.0%, to $33.6 million compared to $52.5 million at December 31, 2010.  This decrease is largely due to the reduced sales volume that we have experienced as compared with the fourth quarter of 2010.

Income taxes receivable increased by $1.9 million or 64.4% when compared to December 31, 2010, due to the operating loss position through the first six months of 2011.

Other current assets decreased by $1.0 million or 27.1% to $2.6 million at June 30, 2011 compared to $3.6 million at December 31, 2010.  The decrease is primarily due to the use of prepaid engines that were being held with deposits and have been invoiced to customers after being utilized in production, along with the expensing of normal prepaid expenses throughout the year.

The increases in goodwill and intangible assets are attributable to our acquisition of Classic Fire on April 1, 2011.

Accounts payable at June 30, 2011 increased $4.8 million, or 26.8%, to $22.8 million compared to the December 31, 2010 balance of $18.0 million.  This increase was driven by the reduction of our accounts payable balance at year end related to our traditional week long shut down for the year end holidays, accompanied by an increase in payables in the second quarter of 2011 as we resumed more normal production levels in the second quarter, mainly in our Delivery and Service Vehicles segment.

Deposits from customers decreased $0.8 million, to $3.1 million at June 30, 2011 from $3.9 million at December 31, 2010, mainly due to the completion of orders, especially those associated with the pre 2010 emission engines, which tend to carry higher customer deposits.

Other current liabilities decreased $1.4 million, or 19.0% to $6.1 million at June 30, 2011 compared to $7.5 million at December 31, 2010.  This decrease was mainly due to the settlement of an accrual for payment on a supplier agreement.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2011, cash and cash equivalents increased by $16.1 million to a balance of $30.6 million compared to $14.5 million at December 31, 2010.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the six months ended June 30, 2011, we generated cash from operating activities of $24.9 million, a $2.4 million increase from the $22.5 million of cash generated from operating activities for the six months ended June 30, 2010.  The cash generated in 2011 was driven largely by a decrease in accounts receivable of $19.5 million during the six month period ending June 30.  Also contributing was an increase in accounts payable of $4.6 million, as production resumed following our year end shut down and increased in our Delivery and Service Vehicles segment in response to strong order intake.  This was partially offset by an increase in taxes receivable of $1.9 million as a result of our net loss position year to date and a decrease in other current liabilities of $1.8 million, which was related to customer deposits as orders, especially those related to the pre-2010 emission compliant engines, were fulfilled.

Working Capital
(In thousands)
	June 30, 2011	December 31, 2010	Change

Current assets	$139,588	$139,954	$(366)

Current liabilities	44,426	41,724	$2,702

Working capital	$95,162	$98,230	$(3,068)

As a result of our efforts to tightly control our balance sheet, our working capital decreased $3.1 million to $95.2 million at June 30, 2011 from $98.2 million at December 31, 2010.  The primary drivers of this change were our decrease in accounts receivable of $19.5 million, and the increase in accounts payable of $4.6 million, which were partially offset by increases in taxes receivable, and reductions in customer deposits and supplier related liabilities.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2011.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash used in investing activities for the six months ended June 30, 2011 was $7.1 million, compared to $2.1 million of cash used in the six months ended June 30, 2010.  The 2011 uses of cash included $4.7 million for our purchase of Classic Fire and $2.5 million for purchases of property, plant and equipment.  In 2011, we expect to incur total capital expenditures of $11 to $13 million (including expenditures made during the first six months of 2011) for new strategic initiatives, including the acquisition of assets related to the Reach commercial van, our acquisition of Classic Fire and operational improvements or replacement of existing property, plant and equipment.

Cash used in financing activities decreased in the six months ended June 30, 2011 to $1.7 million, compared to $28.4 million in the six months ended June 30, 2010.  The use of cash in 2010 was primarily due to a reduction in our outstanding debt.

Shareholders’ equity decreased by $3.2 million, to $179.8 million at June 30, 2011 from $183.0 million at December 31, 2010. This decrease was due to our net loss for the period of $3.1 million and dividends paid of $1.7 million, offset by $1.0 million from stock issued in conjunction with our acquisition of Classic Fire and $0.6 million from continued amortization of stock incentives for restricted stock previously granted and other stock award transactions.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, we recorded an estimated fair value of the future consideration of $2.1 million based upon the likelihood of the payments, discounted to June 30, 2011.

In connection with our acquisition of Classic Fire in April, 2011, we incurred contingent obligations through 2013 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1.0 million.  In accordance with accounting guidance, we recorded an estimated fair value of the future consideration of $0.2 million, based upon the likelihood of the payments, discounted to June 30, 2011.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, we entered into a three-year unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 8 - Debt in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, we may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of June 30, 2011, there was $3.4 million outstanding on this line.  The outstanding amount at June 30, 2011 is in support of the General Motors Company (“GM”) chassis bailment inventory program at Utilimaster, which allows GM to draw up to $5.0 million against this credit line for chassis placed at Utilimaster.  These chassis are subject to a bailment agreement whereby the chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Financial Statements, contained in Item 1 of this Form 10-Q.  As a result of this program, the net available to borrow under the line of credit was $65.0 million at June 30, 2011.

Also on November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of our 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5.0 million as of June 30, 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At June 30, 2011, we were in compliance with all debt covenants.

We had capital lease obligations outstanding of approximately $0.2 million as of June 30, 2011 due and payable over the next four years.

Retired Debt

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

Equity Securities

On October 20, 2010, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions over the course of the subsequent 12 months. The repurchase of common stock is contingent upon market conditions.  Through June 30, 2011, no shares were repurchased under this authorization.  No shares of common stock were repurchased under the prior authorization, which expired on July 20, 2010.

Dividends

On April 26, 2011, the Board of Directors declared its semi-annual dividend of $0.05 per share of common stock.  The dividend was paid on June 9, 2011 to shareholders of record at the close of business on May 12, 2011.  The aggregate amount of dividends paid in 2011 to date was $1.7 million.

On October 28, 2010, the Board of Directors declared its semi-annual dividend of $0.05 per share of common stock, payable on December 9, 2010 to shareholders of record at the close of business on November 11, 2010.

On February 16, 2010, the Board of Directors declared a semi-annual cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.  The aggregate amount of dividends paid in 2010 was $3.3 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 15, 2011. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

We evaluate the recoverability of our indefinite lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, by comparing the estimated fair value of the trade name with its carrying value.  We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value.  In determining the estimated fair value of the trade name, we consider current and projected future levels of revenue based on our plans for Utilimaster and Classic Fire, business trends, prospects and market and economic conditions.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At June 30, 2011, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

On April 1, 2011 we issued 187,500 shares of our common stock as partial consideration for our purchase of substantially all of the assets of Classic Fire, LLC.  The shares were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933.

Issuer Purchases of Equity Securities

On October 20, 2010, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions over the course of the subsequent 12 months. The repurchase of common stock is contingent upon market conditions.  Through June 30, 2011 no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	--	--	--	1,000,000
May 1 to May 31	--	--	--	1,000,000
June 1 to June 30	--	--	--	1,000,000
Total	--	--	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2011	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document