Form 10-Q
period 2011-09-30
SPARTAN MOTORS INC
filed 2011-11-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Common stock, $.01 par value	33,579,902 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

●	Constrained government budgets may have a negative effect on the Company’s business and its operations.

●	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

●	When we introduce new products, we may incur expenses that we did not anticipate, such as recall expenses, resulting in reduced earnings.

●
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

●	Changes in relationships with major customers and suppliers could significantly affect the Company’s revenues and profits.

●	Amendments of the laws and regulations governing our businesses, or the promulgation of new laws and regulations, could have a material impact on the Company’s operations.

●
We source components from a variety of domestic and global suppliers who may be subject to disruptions from natural or man made causes.  Disruptions in our supply of components could have a material and adverse impact on our results of operations or financial position.

●
Changes in the markets we serve may, from time to time, require us to re-configure our production lines or re-locate production of products between buildings or locations in order to maximize the efficient utilization of our production capacity.  Costs incurred to effect these re-configurations may exceed our estimates and efficiencies gained may be less than anticipated.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30,
	2011	December 31,
	(Unaudited)	2010
ASSETS
Current assets:
Cash and cash equivalents	$30,505	$14,507
Accounts receivable, less allowance of $733 and $996	44,225	52,542
Inventories	64,877	60,161
Deferred income tax assets	6,218	6,218
Income taxes receivable	2,821	2,890
Other current assets	1,660	3,636
Total current assets	150,306	139,954

Property, plant and equipment, net	66,820	71,268
Goodwill	20,815	18,418
Intangible assets, net	12,118	10,946
Other assets	1,313	1,163
TOTAL ASSETS	$251,372	$241,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$27,897	$17,970
Accrued warranty	6,054	5,702
Accrued customer rebates	1,131	1,205
Accrued compensation and related taxes	4,055	3,680
Accrued vacation	1,600	1,635
Deposits from customers	2,252	3,902
Other current liabilities and accrued expenses	8,862	7,528
Current portion of long-term debt	64	102
Total current liabilities	51,915	41,724

Other non-current liabilities	3,426	4,284
Long-term debt, less current portion	5,098	5,122
Deferred income tax liabilities	7,640	7,640

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,579 and 33,215 outstanding	336	332
Additional paid in capital	70,616	68,715
Retained earnings	112,341	113,932
Total shareholders' equity	183,293	182,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$251,372	$241,749

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,
	2011	2010

Sales	$120,303	$120,572
Cost of products sold	99,857	100,802
Gross profit	20,446	19,770

Operating expenses:
Research and development	3,274	4,001
Selling, general and administrative	11,896	10,400
Total operating expenses	15,170	14,401

Operating income	5,276	5,369

Other income (expense):
Interest expense	(88)	(238)
Interest and other income (expense)	(72)	305
Total other income (expense)	(160)	67

Earnings before taxes	5,116	5,436

Taxes	1,918	1,952

Net earnings from continuing operations	3,198	3,484

Net loss from discontinued operations	-	(167)

Net earnings	$3,198	$3,317

Basic net earnings (loss) per share
Earnings from continuing operations	$0.10	$0.11
Loss from discontinued operations	-	(0.01)
	$0.10	$0.10

Diluted net earnings (loss) per share
Earnings from continuing operations	$0.10	$0.11
Loss from discontinued operations	-	(0.01)
	$0.10	$0.10

Basic weighted average common shares outstanding	33,506	33,056

Diluted weighted average common shares outstanding	33,525	33,079

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Sales	$314,800	$353,861
Cost of products sold	266,933	299,767
Restructuring charges	1,731	990
Gross profit	46,136	53,104

Operating expenses:
Research and development	10,472	12,943
Selling, general and administrative	34,309	32,990
Restructuring charges	1,050	1,006
Total operating expenses	45,831	46,939

Operating income	305	6,165

Other income (expense):
Interest expense	(260)	(812)
Interest and other income	83	238
Total other income (expense)	(177)	(574)

Earnings before taxes	128	5,591

Taxes	48	2,009

Net earnings from continuing operations	80	3,582

Net loss from discontinued operations	-	(2,872)

Net earnings	$80	$710

Basic net earnings (loss) per share
Income from continuing operations	$0.00	$0.11
Loss from discontinued operations	-	(0.09)
	$0.00	$0.02

Diluted net earnings (loss) per share
Income from continuing operations	$0.00	$0.11
Loss from discontinued operations	-	(0.09)
	$0.00	$0.02

Basic weighted average common shares outstanding	33,391	32,961

Diluted weighted average common shares outstanding	33,459	33,043

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activites:
Net earnings	$80	$710
Adjust for loss from discontinued operations	-	2,872
Earnings from continuing operations	80	3,582
Adjustments to reconcile net earnings from coninuing operations to net cash provided by operating activities:
Depreciation and amortization	7,510	8,127
(Gain)/loss on disposal and impairment of assets	1,122	(10)
Expense from changes in fair value of contingent consideration	1,001	170
Tax expense related to stock incentive plan transactions	232	575
Stock based compensation related to stock awards	1,305	1,983
Decrease (increase) in operating assets, net of acquired business:
Accounts receivable	8,952	(5,002)
Inventories	(3,365)	17,879
Income taxes receivable	69	1,246
Other current assets	1,985	(344)
Increase (decrease) in operating liabilities, net of acquired business:
Accounts payable	9,741	9,695
Accrued warranty	212	(558)
Accrued customer rebates	(74)	218
Accrued compensation and related taxes	366	(1,537)
Accrued vacation	(52)	(33)
Deposits from customers	(1,650)	(6,508)
Other current liabilites and accrued expenses	(1,079)	328
Taxes on income	85	(868)
Total adjustments	26,360	25,361
Net cash provided by operating activities	26,440	28,943

Cash flows from investing activities:
Proceeds from sale of discontinued operations	-	7,428
Purchases of property, plant and equipment	(3,631)	(3,017)
Proceeds from sale of property, plant and equipment	96	18
Acquisition of business, net of cash acquired	(4,746)	(13)
Net cash (used in) provided by investing activities	(8,281)	4,416

Cash flows from financing activities:
Proceeds from long-term debt	17	29,024
Payments on long-term debt	(78)	(60,122)
Net use of cash from the exercise, vesting or cancellation of stock incentive awards	(197)	(270)
Cash paid related to tax impact of stock incentive plan transactions	(232)	(575)
Payment of dividends	(1,671)	(1,642)
Net cash used in financing activities	(2,161)	(33,585)

Cash flows from discontinued operations:
Operating activities	-	(4,358)
Investing activities	-	2,851
Net cash used in discontinued operations	-	(1,507)

Net increase (decrease) in cash and cash equivalents	15,998	(1,733)
Cash and cash equivalents at beginning of period	14,507	18,475
Cash and cash equivalents at end of period	$30,505	$16,742

Non-cash investing activities for 2011 included the issuance of common stock valued at $1,029 in conjunction with the acquisition of Classic Fire, LLC

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number of	Common	Additional	Retained	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Equity
Balance at December 31, 2010	33,215	$332	$68,715	$113,932	$182,979

Issuance of common stock and the tax impact of stock incentive plan transactions	(41)	-	(429)	-	(429)

Issuance of common stock related to investment in subsidiary	188	2	1,027	-	1,029

Issuance of restricted stock, net of cancellation	217	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	1,305	-	1,305

Dividends declared	-	-	-	(1,671)	(1,671)

Net income	-	-	-	80	80

Balance at September 30, 2011	33,579	$336	$70,616	$112,341	$183,293

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of September 30, 2011, the results of operations for the three and nine month periods ended September 30, 2011 and the cash flows for the nine month periods ended September 30, 2011 and 2010, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The results of operations for the nine month period ended September 30, 2011 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at September 30, 2011 and December 31, 2010.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

Recently issued accounting standard.  In September, 2011 the FASB issued Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted.  The Company does not expect that the adoption of ASU 2011-08 will have a material impact on its consolidated financial statements.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2011	2010

Finished goods	$12,617	$16,453
Work in process	19,747	9,528
Raw materials and purchased components	37,528	37,867
Reserve for slow-moving inventory	(5,015)	(3,687)

	$64,877	$60,161

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions regulatory change.  These engines amounted to approximately $1,226 and $5,560 at September 30, 2011 and December 31, 2010, respectively.  As of September 30, 2011, customer deposits related to these engines approximate $394.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to approximately $11,072 and $11,409 at September 30, 2011 and December 31, 2010, respectively.

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

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Changes in the Company’s warranty liability were as follows for the nine months ended September 30:

	2011	2010
Balance of accrued warranty at January 1	$5,702	$6,296
Warranties issued during the period	2,179	2,426
Adjustments (1)	140	-
Cash settlements made during the period	(3,073)	(4,105)
Changes in liability for pre-existing warranties during the period, including expirations	1,106	1,121
Balance of accrued warranty at September 30	$6,054	$5,738

(1)  Adjustments are assumed warranties outstanding at Classic Fire on April 1, 2011.

NOTE 4 – ACQUISITION ACTIVITIES

On April 1, 2011, the Company completed its acquisition of substantially all of the assets and related liabilities of Classic Fire, LLC (“Classic Fire”), a manufacturer of fire trucks and fire apparatus.  The Company expects that its acquisition of Classic Fire will allow it to expand its offerings in the fire truck market into segments and price points that complement its offerings from Spartan Motors Chassis, Inc. and Crimson Fire, Inc., as well as provide strategic sourcing of pump modules and other technology.  Classic Fire is reported as a component of the Company’s Specialty Vehicles segment.  The pro forma effect of the acquisition on the Company’s results of operations is immaterial.

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

The Company leases the land and building that houses the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.  For the three and nine months ended September 30, 2011 the Company accreted $15 and $30 to earnings as amortization of this liability.

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

As described in Note 4 - Acquisition Activities, the Company acquired substantially all of the assets and related liabilities of Classic Fire on April 1, 2011.  The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the short period of time that has elapsed since the acquisition of Classic Fire, it is the Company’s assessment that the goodwill at Classic Fire is not impaired.  The goodwill at Classic Fire will be evaluated as part of the next annual assessment which will occur as of October 1, 2011.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Goodwill by segment
	Specialty Vehicles	Delivery and Service Vehicles	Total
Balance as of December 31, 2010	$2,457	$15,961	$18,418

Acquisition of Classic Fire	2,397	-	2,397

Balance as of September 30, 2011	$4,854	$15,961	$20,815

There were no accumulated impairment charges recorded against the goodwill in the Company’s Specialty Vehicles or Delivery and Service Vehicles segments as of December 31, 2010.

With the acquisition of Classic Fire, the Company acquired other intangible assets besides goodwill.  The Company recorded $1,650 in intangibles from the acquisition.  The intangibles consist of a trade name, unpatented technology, customer and dealer relationships and non-compete agreements.  The trade name has an indefinite life, and will be tested for impairment annually as of October 1, along with the Company’s other indefinite lived intangible asset.  The remaining intangible assets will all be amortized using the straight-line method over their estimated remaining lives, consistent with the pattern of economic benefits estimated to be received.

The following table provides information regarding the Company’s intangible assets, which include those that were acquired as part of the Classic Fire and Utilimaster Corporation acquisitions:

		September 30, 2011			December 31, 2010
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	18	$6,760	$676	$6,084	$6,170	$282	$5,888
Acquired product development project	20	1,860	-	1,860	1,860	-	1,860
Unpatented technology	10	380	19	361	-	-	-
Non-compete agreements	6	520	137	383	400	72	328
Backlog	less than 1	320	320	-	320	320	-
Trade Names	indefinite	3,430	-	3,430	2,870	-	2,870

		$13,270	$1,152	$12,118	$11,620	$674	$10,946

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Remaining 2011	$175
2012	891
2013	958
2014	870
2015	775
Thereafter	5,019

$8,688

NOTE 6 - DISCONTINUED OPERATIONS

In June 2010, the Company’s Board of Directors decided to discontinue the operations of Road Rescue and hold the assets for sale.  The exit of the Road Rescue operations was driven by the realignment of the Company’s cost structure and a focus on areas of the business that generate profitable market share.   Exiting this business has allowed the Company to concentrate its efforts and resources on business opportunities with the best long-term growth potential and focus more on core operations.

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

The following table details the results of discontinued operations for the three and nine months ended September 30, 2010 reported in the Condensed Consolidated Statements of Operations within Net loss from discontinued operations:

	Three Months	Nine Months
Sales	$4,377	$14,002
Pre-tax loss from operations	(346)	(4,972)
Pre-tax gain on sale	545	545
Net loss	(167)	(2,872)

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 7 – EARNINGS PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings per share (“EPS”) calculation (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Basic weighted average common shares outstanding	33,506	33,056	33,391	32,961
Effect of dilutive stock options	19	23	68	82
Diluted weighted average common shares outstanding	33,525	33,079	33,459	33,043

Stock option awards totaling 382 and 625 shares for the three months ended September 30, 2011 and 2010, and 33 and 260 shares for the nine months ended September 30, 2011 and 2010 were not included in the calculation of diluted earnings per common share because the effect would have been anti-dilutive.  Although these stock awards were not included in the Company’s calculation of diluted earnings per share, they may have a dilutive effect on the earnings per share calculation in future periods if the price of the common stock increases.

NOTE 8 – DEBT

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
Note payable to Prudential Investment Management, Inc.
Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt.	$5,000	$5,000
Line of credit revolver with JP Morgan Chase Bank (1)	--	--
Capital lease obligations (2)	162	224
Total debt	5,162	5,224
Less current portion of long-term debt	(64)	(102)
Total long-term debt	$5,098	$5,122

The long-term debt due is as follows: $14 in 2012; $56 in 2013; $28 in 2014; none in 2015 and $5,000 thereafter.

(1)
The Company’s primary line of credit is a $70,000 unsecured revolving line with JPMorgan Chase Bank and Wells Fargo Bank, expiring on November 30, 2012. Both lending institutions equally share this commitment. This line carries an interest rate equal to the Eurodollar rate plus an applicable margin.

(2)
The Company leases certain office equipment, computer hardware and material handling equipment classified as capital leases.  Future minimum lease payments required under these leases having initial or remaining non cancelable lease terms in excess of one year amount to:  $26 in 2011, $52 in 2012, $56 in 2013 and $28 in 2014.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The Company has a private shelf agreement with Prudential Investment Management, Inc.  This agreement allows the Company to borrow up to an additional $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding as of September 30, 2011 and December 31, 2010 with Prudential Investment Management, Inc.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At September 30, 2011 and December 31, 2010, the Company was in compliance with all debt covenants.

NOTE 9 – RESTRUCTURING

During the second quarter of 2011, the Company undertook restructuring activities to help align its structure and operating expenses with current and future revenue expectations.  Restructuring charges incurred during the nine months ended September 30, 2011 include $1,186 for the write down of fixed assets for a building that is no longer in use and tooling related to a discontinued product line; $278 for severance costs related to personnel reductions; and $1,317 to write down inventories related to a discontinued product line and de-emphasized markets.  Restructuring charges affecting cost of products sold amounted to $1,731 for the nine months ended September 30, 2011.  Restructuring charges impacting operating expenses for the nine months ended September 30, 2011 amounted to $1,050. There were no material charges or credits related to these restructuring activities incurred after June 30, 2011.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The following table provides a summary of the compensation related charges incurred through the three and nine month period ended September 30, 2011 and the related outstanding balances to be paid out in relation to those expenses:

Severance
Balance as of Jan 1, 2011	$116

Accrual for severance	-

Payments made in period	(58)

Balance March 31, 2011	58

Accrual for severance	278

Payments made in period	(58)

Balance June 30, 2011	278

Adjustment to severance accrual	(96)

Payments made in period	(129)

Balance September 30, 2011	53

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

Restructuring charges, by reportable segment, included in the Consolidated Statements of Operations for the nine months ended September 30, 2011 and 2010 included the following:

	2011			2010
	Specialty Vehicles	Other	Total	Specialty Vehicles	Delivery & Service Vehicles	Total

Accrual for severance	$278	$-	$278	$380	$642	$1,022

Inventory impairment	1,317	-	1,317	974	-	974

Asset impairment	1,060	126	1,186	-	-	-

Totals	$2,655	$126	$2,781	$1,354	$642	$1,996

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $5,000.  The balance of letters of credit outstanding was $430 and $1,180 at September 30, 2011 and December 31, 2010, respectively.

Utilimaster Corporation (“Utilimaster”), a wholly owned subsidiary of the Company, is party to a chassis bailment inventory agreement with General Motors Company (“GM”) which allows GM to draw up to $5,000 against the Company’s revolving credit line (discussed in Note 8) for chassis placed at Utilimaster.  As a result of this agreement, there was $1,858 and $0 outstanding on the Company’s revolving credit line on September 30, 2011 and December 31, 2010, respectively.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying condensed consolidated financial statements.  As a result of this program, the net available to borrow under the line of credit was $65,000, at September 30, 2011.

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. In accordance with accounting guidance, the Company recorded an estimated fair value of the future consideration to be $2,772 based upon the likelihood of the payments, discounted to September 30, 2011.  The increase in fair value since the acquisition date resulted in charges of $671 and $1,001 for the three and nine months ended September 30, 2011, and $170 for the three and nine months ended September 30, 2010, appearing within Selling, general and administrative on the Condensed Consolidated Statements of Operations. The increase in fair value in 2011 is primarily due to the increase in forecasted revenue for Utilimaster over levels expected at the time of the acquisition.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

In connection with the acquisition of Classic Fire in April, 2011, the Company incurred contingent obligations through 2013 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1,000.  In accordance with accounting guidance, the Company recorded an estimated fair value of the future consideration to be $216 based upon the likelihood of the payments, discounted to September 30, 2011.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

At September 30, 2011, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses.  In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

NOTE 11 - BUSINESS SEGMENTS

The Company operates in two reportable segments: Specialty Vehicles, which consists of the Company’s emergency response chassis, motor home chassis, defense vehicles, emergency response bodies and related aftermarket parts and assemblies operations; and Delivery and Service Vehicles, consisting of Utilimaster.

The Specialty Vehicles segment consists of Spartan Chassis, Crimson Fire, Crimson Fire Aerials and Classic Fire.  This segment engineers and manufactures emergency response chassis and motor home chassis, as well as emergency response bodies, defense vehicles and aftermarket parts and assemblies.  The Delivery and Service Vehicles segment focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertain to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended September 30, 2011
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Emergency response chassis sales	$23,589	$-	$-	$23,589
Emergency response body sales	11,749	-	-	11,749
Motor home chassis sales	14,156	-	-	14,156
Utilimaster product sales	-	42,157	-	42,157
Other product sales:
Vehicles	2,910	-	-	2,910
Aftermarket parts and assemblies	6,688	19,054	-	25,742

Sales	$59,092	$61,211	$-	$120,303

Interest expense	$8	$57	$23	$88
Depreciation and amortization expense	1,167	575	570	2,312
Taxes (credit) on income	(376)	2,872	(578)	1,918
Net earnings (loss) from continuing operations	(723)	4,786	(865)	3,198
Segment assets	98,609	76,030	76,733	251,372

Three Months Ended September 30, 2010
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Emergency response chassis sales	$33,437	$-	$-	$33,437
Emergency response body sales	9,546	-	-	9,546
Motor home chassis sales	21,526	-	-	21,526
Utilimaster product sales	-	22,402	-	22,402
Other product sales:
Vehicles	8,336	-	-	8,336
Aftermarket parts and assemblies	20,111	5,214	-	25,325

Sales	$92,956	$27,616	$-	$120,572

Interest expense	$348	$34	$(144)	$238
Depreciation and amortization expense	1,231	788	593	2,612
Taxes (credit) on income	2,354	14	(416)	1,952
Net earnings (loss) from continuing operations	4,053	25	(594)	3,484
Segment assets	128,902	73,799	59,394	262,095

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Nine Months Ended September 30, 2011
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Emergency response chassis sales	$76,424	$-	$-	$76,424
Emergency response body sales	33,603	-	-	33,603
Motor home chassis sales	48,560	-	-	48,560
Utilimaster product sales	-	84,446	-	84,446
Other product sales:
Vehicles	10,992	-	-	10,992
Aftermarket parts and assemblies	21,580	39,195	-	60,775

Sales	$191,159	$123,641	$-	$314,800

Interest expense	$26	$229	$5	$260
Depreciation and amortization expense	3,866	1,699	1,945	7,510
Taxes (credit) on income	(1,774)	3,279	(1,457)	48
Net earnings (loss) from continuing operations	(2,660)	5,464	(2,724)	80
Segment assets	98,609	76,030	76,733	251,372

Nine Months Ended September 30, 2010
	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Emergency response chassis sales	$110,325	$-	$-	$110,325
Emergency response body sales	36,573	-	-	36,573
Motor home chassis sales	69,847	-	-	69,847
Utilimaster product sales	-	61,266	-	61,266
Other product sales:
Vehicles	18,339	-	-	18,339
Aftermarket parts and assemblies	44,952	12,559	-	57,511

Sales	$280,036	$73,825	$-	$353,861

Interest expense	$1,051	$101	$(340)	$812
Depreciation and amortization expense	3,706	2,641	1,780	8,127
Taxes (credit) on income	4,771	(1,337)	(1,425)	2,009
Net earnings (loss) from continuing operations	8,356	(2,378)	(2,396)	3,582
Segment assets	128,902	73,799	59,394	262,095

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

For the three and nine months ended September 30, 2010, the operating results related to Road Rescue have been classified as discontinued operations.  See Note 6 – Discontinued Operations, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details related to this activity and its impact on the reported period’s results.

Executive Overview

We reported sales of $120.3 million for the third quarter of 2011, which was flat with the previous year’s third quarter and represents an increase of 21.1% from the revenue of $99.4 million that we recorded in the second quarter of 2011.  We reported net income of $3.2 million, or $0.10 per diluted share for the three months ended September 30, 2011, compared to income from continuing operations of $3.5 million, or $0.11 per diluted share, and net income of $3.3 million or $0.10 per diluted share, for the same period in 2010.  Our third quarter net income represents an increase of $5.4 million over the net loss of $2.2 million we reported for the second quarter of 2011.

Our Delivery and Service Vehicles segment continued its strong performance in the third quarter, with an increase in sales of $33.6 million or 121.7% to $61.2 million for the quarter ended September 30, 2011 compared to $27.6 million for the same period in 2010.  These increases were somewhat offset by the continuing softness in our Specialty Vehicle segment, with most of the markets served by that segment showing decreases in revenues in the third quarter of 2011 compared to the same period in 2010.

Our overall backlog decreased by 20.4% to $142.8 million at September 30, 2011 compared to $179.3 million at June 30, 2011.  This decrease was driven by the Delivery and Service Vehicles segment, which experienced decreases in backlog for certain aftermarket parts and assemblies as orders were filled, along with some seasonal decreases in late year orders from our major fleet customers in anticipation of their busy holiday delivery season.

The current quarter’s results reflect the strength of our diversified business lines as well as savings from the restructuring activities undertaken in the second quarter and completed in the third quarter of 2011.  Throughout the year we experienced strong cash flows from operations with the help of tightly managed accounts receivable and inventory balances.   This generation of cash from operations allowed us to complete our purchase of Classic Fire without incurring additional debt.  Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

As a result of our revenue diversification and growth and innovation strategies, we believe we are well positioned to take advantage of long-term opportunities.  Some of our recent innovations and strategic developments include:

●	The Reach™, a commercial van offering up to 35% better fuel economy, which debuted at the 2011 National Truck Equipment Association’s “The Work Truck Show" in March. This compelling product establishes a new benchmark for safety, performance and cost-effectiveness and further solidifies Utilimaster’s technical leadership in the delivery and service market. Initial shipments are expected in the fourth quarter of 2011.

●	Continued ramp up of production of the N-Series gas cab and chassis assembly, in partnership with Isuzu Commercial Truck of America. We continue to broaden our reach into new market niches and explore opportunities to leverage our existing assembly capacity and expertise in order to increase volumes and utilize capacity.

●	The expansion of the Crimson Fire product portfolio with the addition of the Classic Series, as a result of our acquisition of Classic Fire. Consisting of eight new product offerings, this product line complements the Legend and Star Series. The Classic Series offers high performance and is already known for durability and unparalleled quality at affordable prices – a critical market position given current economic realities.

●	The introduction of our newest cab and chassis, the “Spartan Force”, which offers custom features, such as improved performance, spacious cab and lifetime frame warranty, all at an aggressive market-penetrating price.

●	The award of orders to Spartan Chassis for 23 Metro Star® emergency response chassis for multiple fire departments in China, representing another step forward in our efforts to expand sales globally.

●	Investments in air bag technology, which will be offered in Spartan chassis beginning in 2012 and will expand our bid opportunities while providing another compelling reason for customers to choose a Spartan product.

●	Growth opportunities in field service solutions for existing customer fleets that will allow for the improvement in performance, safety and retrofitting with new vocational packages.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales:

	Three Months Ended September 30,
	2011	2010
Sales	100.0	100.0
Cost of products sold	83.0	83.6
Gross profit	17.0	16.4
Operating expenses:
Research and development	2.7	3.3
Selling, general and administrative	9.9	8.6
Operating income (loss)	4.4	4.5
Other expense, net	(0.1)	0.0
Earnings before taxes	4.3	4.5
Taxes	1.6	1.6
Net earnings from continuing operations	2.7	2.9

Loss from discontinued operations	0.0	(0.1)

Net earnings	2.7	2.8

	Nine Months Ended September 30,
	2011	2010
Sales	100.0	100.0
Cost of products sold	84.8	84.7
Restructuring charges	0.5	0.3
Gross profit	14.7	15.0
Operating expenses:
Research and development	3.3	3.7
Selling, general and administrative	11.0	9.3
Restructuring charges	0.3	0.3
Operating income	0.1	1.7
Other expense, net	(0.1)	(0.1)
Earnings before taxes	0.0	1.6
Taxes	0.0	0.6
Net earnings from continuing operations	0.0	1.0

Loss from discontinued operations	0.0	(0.8)

Net earnings	0.0	0.2

Quarter Ended September 30, 2011 Compared to the Quarter Ended September 30, 2010

For the three months ended September 30, 2011, consolidated sales of $120.3 million were essentially flat compared to sales for the same period in 2010.  Our Delivery and Service Vehicles segment recorded an increase of $33.6 million or 121.7% from the same quarter in the previous year, which offset a decline in our Specialty Vehicles segment of $33.9 million, or 36.4%, compared with the prior year.  In our Delivery and Service Vehicles segment we expect to see a decrease in sales in the final quarter of 2011 from those experienced in the third quarter due to a decline in field service revenue and the seasonal decrease in our fleet sales due to the busy holiday delivery season in that industry, but we expect the fourth quarter 2011 to be stronger than the same period of 2010.  We expect to see continued softness in our Specialty Vehicles markets for the remainder of 2011.

Cost of products sold decreased by $0.9 million or 0.9%, to $99.9 million in the third quarter of 2011 compared to $100.8 million in the third quarter of 2010.  As a percentage of sales, cost of products sold decreased to 83.0% of sales in the third quarter of 2011, compared to 83.6% of sales in the third quarter of 2010.  This decrease is due to changes in the mix of products sold in the third quarter of 2011 as compared the same period in 2010, along with savings resulting from our restructuring programs implemented in the second quarter of 2011.

Gross profit increased $0.6 million, or 3.4%, to $20.4 million for the quarter ended September 30, 2011 from $19.8 million for the same period in 2010.  Consolidated gross margin increased to 17.0% from 16.4% over the same time period.  This increase was the result of the product mix and restructuring savings, as discussed above.  We expect our gross margin levels to decrease in the final quarter of 2011 and the first part of 2012 from the levels we experienced in the third quarter due to decreases in aftermarket parts and assemblies sales in our Delivery and Service Vehicles segment.

Operating expenses increased by $0.8 million or 5.3% to $15.2 million for the quarter ended September 30, 2011, compared to $14.4 million for the same period in 2010.  Research and development expenses decreased by $0.7 million, or 18.2% to $3.3 million for the third quarter of 2011 compared to $4.0 million in the third quarter of 2010.  This decrease is the result of savings due to our restructuring efforts in the second quarter of 2011 along with reduced spending on development of the Reach, as that product moves into production.  Selling, general and administrative expense increased by $1.5 million or 14.4% to $11.9 million for the quarter ended September 30, 2011 compared to $10.4 million in the same period of 2010.  This increase was driven by an increase in commissions, sales related costs and additional provisions for certain earn-out payments associated with the increased revenues at our Utilimaster subsidiary.  Also contributing to the year over year increase were operating expenses from our Classic Fire subsidiary, which were not present in 2010.

Our effective income tax rate was 37.5% in the third quarter of 2011, compared to 35.9% in the third quarter of 2010.  The increase in our effective tax rate is attributable to the impact of certain relatively fixed components of income tax expense and an increase of certain non-deductible expenses over amounts incurred in the previous year.

We recorded net income from continuing operations of $3.2 million, or $0.10 per diluted share, for the three months ended September 30, 2011, which was a decrease of $0.3 million, or 8.2% compared to net income from continuing operations of $3.5 million, or $0.11 per diluted share, for the same period in 2010.  Driving the change in net income for the three months ended September 30, 2011 compared with the prior year were the factors mentioned above.

At September 30, 2011, we had $142.8 million in backlog compared to $172.6 million at September 30, 2010, a decrease of $29.8 million or 17.3%, which is attributable to our Specialty Vehicles segment which decreased by $44.7 million or 33.5%.  The decrease in our Specialty Vehicles Segment backlog is attributable to the softness in the emergency vehicle market as a result of tightening government budgets.  We expect this softness in the emergency vehicle market to continue throughout the remainder of 2011.  Also contributing to the decrease in backlog is a reduction in defense related orders for vehicles and aftermarket parts and assemblies.  The above decreases were partially offset by an increase in backlog for our Delivery and Service Vehicles segment, which increased by $14.9 million or 38.2% to $53.9 million at September 30, 2011 from $39.0 million at September 30, 2010.  The increase in our Delivery and Service Vehicles backlog is a reflection of the recovery in this early cycle market.  Although some seasonal drop-off in volumes in our Delivery and Service Vehicles segment is expected, we expect volumes in this segment to remain stronger for the remainder of 2011 than those we experienced in 2010.  Certain items, including certain aftermarket parts and assemblies sales related to our Delivery and Service Vehicles segment and revenues related to assembly contracts undertaken by our Specialty Vehicles segment are not reflected in our current backlog.  The amounts of these items are not currently material to our overall backlog, but we expect these items to increase over time which could cause them to become material in future periods.    Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by May 2012.

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

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010

Consolidated sales decreased $39.1 million, or 11.0% to $314.8 million for the nine months ended September 30, 2011, compared to sales for the same period in 2010 of $353.9 million. The decrease was primarily due to the reduction in our Specialty Vehicle segment where we saw revenues decrease by $88.9 million, or 31.7% from the level of sales in the previous year.  This was partially offset by an increase in our Delivery and Service Vehicles segment which showed an increase of $49.8 million, or 67.5% from the same period in the previous year.  Sales decreased in most of the markets served by our Specialty Vehicles segment with the largest decreases resulting from our emergency response chassis and motor home chassis sales, and sales of defense related parts and assemblies.  We expect these sales trends to continue during the remainder of 2011, with a seasonal decrease in our Delivery and Service Vehicles and somewhat lower revenue from aftermarket parts and assemblies.

Cost of products sold decreased by $32.8 million or 11.0%, to $266.9 million in the nine months ended September 30, 2011 compared to $299.8 million in the nine months ended September 30, 2010.  This decrease was largely the impact of the reduced sales volumes we experienced during the first nine months of 2011 compared with the same period in 2010.  As a percentage of sales, cost of products sold was slightly higher for the nine months ended September 30, 2011, compared to the same period of 2010.

Gross profit decreased $7.0 million or 13.1%, to $46.1 million for the nine months ended September 30, 2011 from $53.1 million for the same period in 2010.  Gross margin decreased from 15.0% to 14.7% over the same time period.  This decrease was primarily the result of a product mix shift, along with higher restructuring charges incurred during 2011 compared to those incurred in 2010.

During the nine months ended September 30, 2011 and 2010, we undertook restructuring activities, pertaining to continuing operations, to align our structure and operating expenses with current and expected future revenue levels.  Restructuring charges included within cost of products sold during the nine months ended September 30, 2011 and 2010 were $1.7 million, or 0.5% of sales, and $1.0 million, or 0.3% of sales, respectively.  Excluding all restructuring costs incurred, adjusted gross profit for the nine months ended September 30, 2011 and 2010 was $47.9 million and $54.1 million.

Operating expenses as a percent of sales increased to 14.6% for the nine month period ended September 30, 2011 compared to 13.3% for the same period of 2010.  Operating expense dollars for the nine months ended September 30, 2011, which include restructuring related charges of $1.1 million, showed a decrease of $1.1 million or 2.4% over the same period in 2010, in which restructuring charges of $1.0 million were recorded.  Contributing to the decrease was a reduction in spending on Research and development due to lower spending on the new Reach delivery vehicle as that vehicle nears production and the completion of the 2010 engine emission design work that was included in Research and development for the nine months ended September 30, 2010, that has not been incurred in 2011.  These decreases were partially offset by increased Selling, general and administrative expenses, which were impacted by the addition of Classic Fire in the second quarter of 2011, additional expense for the earn-out contingency related to the Utilimaster acquisition and increased selling expenses at Utilimaster as sales volumes ramped up.  The Research and development and Selling, general and administrative expenses shown for the nine months ended September 30, 2011 reflect adjustments of $0.9 million and $(0.9) million, respectively, made to the expenses disclosed for the second quarter to more accurately depict the Research and development and Selling, general and administrative expenses excluding the restructuring charges incurred during the second quarter.  There was no impact to restructuring charges or total operating expense as a result of these adjustments.

Our effective income tax rate was 37.5% for the nine months ended September 30, 2011, compared to 35.9% in the same period of 2010.  The increase in our effective tax rate is attributable to the impact of certain relatively fixed components of income tax expense and an increase in certain non-deductible expenses over the amounts incurred in the prior year.  Due to our reduced pretax income, these items had, and may continue to have, a disproportionate impact on our income tax expense as a percent of pre tax income.

We recorded earnings from continuing operations of $0.1 million for the nine months ended September 30, 2011 compared to earnings from continuing operations of $3.6 million for the same period in 2010, as a result of the factors discussed above.

For the nine months ended September 30, 2010 we recorded a loss from discontinued operations, net of applicable taxes, of $2.9 million, which included impairment charges and exit related costs totaling $2.0 million, net of tax.

Net earnings for the nine months ended September 30, 2011 decreased by $0.6 million to $0.1 million or $0.00 per diluted share in 2011 compared to net earnings of $0.7 million or $0.02 per diluted share in 2010 as a result of the factors discussed above.

Restructuring charges incurred during the nine months ended September 30, 2011 and 2010 and included in net earnings from continuing operations were $2.8 million ($1.8 million net of tax) and $2.0 million ($1.2 million net of tax), respectively.  Excluding all restructuring costs incurred, adjusted net earnings from continuing operations was $1.9 million or $0.06 per share for the nine months ended September 30, 2011 and $4.8 million or $0.15 per share for the nine months ended September 30, 2010.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures (adjusted gross profit, adjusted net earnings from continuing operations and adjusted net earnings per share from continuing operations) are not measurements of financial performance under GAAP and should not be considered as an alternative to gross profit, net earnings from continuing operations or net earnings per share from continuing operations under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted gross profit, adjusted net earnings from continuing operations and adjusted net earnings per share from continuing operations, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles gross profit to adjusted gross profit, net earnings from continuing operations to adjusted net earnings from continuing operations and net earnings per share from continuing operations to adjusted net earnings per share from continuing operations for the periods indicated (dollars in thousands, except per share amounts):

	Nine Months Ended September 30,
	2011	2010
Gross profit	$46,136	$53,104
Add back: restructuring charges	1,731	990
Adjusted gross profit	$47,867	$54,094

Net earnings from continuing operations	$80	$3,582
Add back: restructuring charges, net of tax	1,796	1,205
Adjusted net earnings from continuing operations	$1,876	$4,787

Net earnings per share from continuing operations - diluted	$0.00	$0.11
Add back: restructuring charges, net of tax	0.06	0.04
Adjusted net earnings per share from continuing operations - diluted	$0.06	$0.15

Our Segments

We are organized into two reportable segments, Specialty Vehicles and Delivery and Service Vehicles. For certain financial information related to each segment, see Note 11 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended September 30,
	2011		2010
	Amount	%	Amount	%
Sales	$59,092	100.0%	$92,956	100.0%

Net earnings (loss)	(723)	-1.2%	4,053	4.4%

Segment assets	98,609		128,902

	Nine Months Ended September 30,
	2011		2010
	Amount	%	Amount	%
Sales	$191,159	100.0%	$280,036	100.0%

Net earnings (loss)	(2,660)	-1.4%	8,356	3.0%

Segment assets	98,609		128,902

Comparison of the Three Month Periods Ended September 30

Sales in our Specialty Vehicles segment decreased by $33.9 million, or 36.4% to $59.1 million in the third quarter of 2011 compared to $93.0 million for the same period of 2010.  Emergency response bodies was the only product line in our Specialty Vehicles segment that did not show a sales decline in the third quarter of 2011, as compared to the third quarter of 2010.  The decrease in our sales of emergency response chassis of $9.8 million, or 29.5% is a result of the softening of the emergency response market due to tightening government budgets.  Our motor home chassis sales declined by $7.4 million or 34.2% as a result of slower market demand for the higher priced motor home market segment that we serve.  Sales of aftermarket parts and assemblies related to our Specialty Vehicles segment decreased by $13.4 million or 66.7%, mainly due to a drop off in defense related sales.  Our emergency response bodies showed an increase of $2.2 million or 23.1%, mainly due to the inclusion of revenue from Classic Fire, which was not present in 2010.  There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Net earnings for our Specialty Vehicles segment decreased by $4.8 million, or 117.8% to a net loss of $0.7 million in the third quarter of 2011 compared to net income of $4.1 million for the third quarter of 2010.  This decrease was mainly driven by lower sales volumes across most of the markets served by our Specialty Vehicles segment, resulting in unfavorable absorption of fixed overhead costs and lower overall profitability.  The unfavorable absorption was partially offset by focused cost containment efforts resulting in lower operating expense in certain functions in our Specialty Vehicles segment.

Comparison of the Nine Month Periods Ended September 30

Sales decreased by $88.8 million or 31.7% in the first nine months of 2011 to $191.2 million from $280.0 million in the same period of 2010, with all of the markets served by our Specialty Vehicles segment showing decreases.  The largest contributor to the decrease was emergency response chassis, which decreased by $33.9 million or 30.7%, driven by the ongoing government and municipality budget constraints.  Also contributing to the lower comparison in this market is the stronger volume in the first half of 2010 as a result of an increase in orders in late 2009 related to the 2010 emissions change.  Order intake for our emergency response chassis business has improved as compared with the first nine months of 2010, and as a result we expect a slight improvement in this market for the remainder of 2011. Our sales of motor home chassis also declined significantly, showing a decrease of $21.2 million or 30.5% for the nine months ended September 30, 2011 compared to the same period of 2010.  The motor home market that we serve remained soft as demand for higher end diesel engine RV’s continues to lag when compared to previous years.  Our order intake related to motor home chassis has decreased by approximately 30% for the first nine months of 2011 compared to the same period in 2010, and we expect continued softness in this market for the remainder of 2011.  Also contributing to the decrease in our Specialty Vehicles segment sales was a drop off in sales of aftermarket parts and assemblies related to Specialty Vehicles, which decreased by $23.4 million or 52.0% in the first nine months of 2011 as compared with the same period in 2010, due to a decrease in defense related sales.  There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Our Specialty Vehicles segment recorded a net loss for the nine months ended September 30, 2011 of $2.7 million, compared to net earnings of $8.4 million for the same period of 2010.   This decrease is mainly attributable to the reduced sales volumes, which resulted in unfavorable absorption of fixed overhead costs.  We expect some weakness to continue for the remainder of 2011 in our Specialty Vehicles segment due to the difficult market conditions in most of the markets that this segment serves.

Delivery and Service Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended September 30,
	2011		2010
	Amount	%	Amount	%
Sales	$61,211	100.0%	$27,616	100.0%

Net earnings	4,786	7.8%	25	0.1%

Segment assets	76,030		73,799

	Nine Months Ended September 30,
	2011		2010
	Amount	%	Amount	%
Sales	$123,641	100.0%	$73,825	100.0%

Net earnings (loss)	5,464	4.4%	(2,378)	-3.2%

Segment assets	76,030		73,799

Comparison of the Three Month Periods Ended September 30

Sales for the third quarter of 2011 for our Delivery and Service Vehicles segment increased by $33.6 million or 121.7% to $61.2 million compared to $27.6 million for the third quarter of 2010.  Fueling the increase in sales period-over-period were increases of $13.8 million in aftermarket parts sales and field service work related to our keyless entry system, safe-loading systems and shelving units that were introduced throughout 2011.  Also contributing to the sales increase was an approximately 55% increase in the number of vehicles sold. Pricing increases on certain units produced by our Delivery and Service Vehicles segment, which were largely offset by material cost increases, contributed approximately $1.5 million to the increase in sales period over period.  Sales from this segment grew to 50.9% of consolidated Company revenue in the third quarter of 2011, up from the 2010 level of 22.9%.

Net income for our Delivery and Service Vehicles segment for the third quarter of 2011 increased to $4.8 million, compared to breakeven for the same period of 2010.  Driving the net income increase was the increase in sales volumes, and a favorable mix that included an increased proportion of higher margin aftermarket parts and assemblies.

Comparison of the Nine Month Periods Ended September 30

Sales for the nine months ended September 30, 2011 increased by $49.8 million, or 67.5% to $123.6 million, compared to $73.8 million for the same period in 2010.  Driving the increase in revenue for the Delivery and Service Vehicle segment was an increase in aftermarket parts sales and field service work of $26.6 million, along with an approximately 21.0% increase in the number of vehicles sold.  Pricing increases on certain units produced by our Delivery and Service Vehicles segment, which were largely offset by material cost increases, contributed approximately $2.7 million to the increase in sales period over period.  Sales from our Delivery and Service Vehicles segment represented 39.3% of consolidated sales for the nine months ended September 30, 2011 compared to 20.9% of consolidated sales for the same period in 2010.

As discussed above, our Delivery and Service Vehicles segment continues to show a healthy backlog of orders.  While our September 30, 2011 backlog for this segment has decreased from the balance in the second quarter of 2011, reflecting this segment’s usual seasonal decrease as we head into the busy holiday delivery season, it is much improved from the third quarter of 2010.  Accordingly, we expect our Delivery and Service Vehicles segment to report favorable sales for the final quarter of 2011, compared with the same period in 2010.

Net earnings for the Delivery and Service Vehicle segment increased $7.9 million to $5.5 million for the nine months ended September 30, 2011, compared to a net loss of $2.4 million for the same period in 2010.  Driving the improvement were the increase in sale volumes, pricing changes as discussed above and a favorable mix that included an increased proportion of higher margin aftermarket parts.  In addition, our ongoing cost savings and lean manufacturing programs contributed to the increase in net earnings, period over period.

Financial Condition

Balance Sheet at September 30, 2011 compared to December 31, 2010

Accounts receivable at September 30, 2011 showed a decrease of $8.3 million, or 15.8%, to $44.2 million compared to $52.5 million at December 31, 2010.  This decrease is due to the reduced sales volume compared with the fourth quarter of 2010, along with the timing of sales during the current quarter.

Inventory increased by $4.7 million or 7.8% to $64.9 million at September 30, 2011 compared to $60.2 million at December 31, 2011, largely as a result of the increase in production activity in our Delivery and Service Vehicles segment.

Other current assets decreased by $1.9 million or 54.4% to $1.7 million at September 30, 2011 compared to $3.6 million at December 31, 2010.  The decrease is primarily due to the affect of timing of the recognition of normal prepaid expenses throughout the year.

The increases in goodwill and intangible assets are attributable to our acquisition of Classic Fire on April 1, 2011.

Accounts payable at September 30, 2011 increased $9.9 million, or 55.2%, to $27.9 million compared to the December 31, 2010 balance of $18.0 million.  This increase was driven by the reduction of our accounts payable balance at year end related to our traditional week long shut down for the year end holidays, accompanied by an increase in payables in the third quarter of 2011 related to the higher production levels in our Delivery and Service Vehicles segment.

Deposits from customers decreased $1.6 million, to $2.3 million at September 30, 2011 from $3.9 million at December 31, 2010, due to the reduction in backlog associated with our Specialty Vehicles segment.

Other current liabilities increased $1.4 million, or 17.7% to $8.9 million at September 30, 2011 compared to $7.5 million at December 31, 2010.  This increase is primarily due to the reclassification of the current portion of our contingent earn-out liability at September 30, 2011 that was classified as long term at December 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2011, cash and cash equivalents increased by $16.0 million to a balance of $30.5 million compared to $14.5 million at December 31, 2010.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the nine months ended September 30, 2011, we generated cash from operating activities of $26.4 million, a $2.5 million decrease from the $28.9 million of cash generated from operating activities for the nine months ended September 30, 2010.  The primary difference between the nine months ended September 30, 2011 and 2010 was the decrease in net income experienced in 2011 compared to the same period of 2010.  The cash generated in 2011 was driven by changes in assets and liabilities including increases in accounts payable of $9.7 million and inventory of $3.4 million, both of which are primarily related to production increases in our Delivery and Service Vehicles segment in response to strong order intake and sales, and a decrease in accounts receivable of $9.0 million.  Also contributing to operating cash flow were non-cash expense items totaling $11.2 million.

Working Capital
(In thousands)
	September 30, 2011	December 31, 2010	Change

Current assets	$150,306	$139,954	$10,352

Current liabilities	51,915	41,724	$10,191

Working capital	$98,391	$98,230	$161

As a result of our continuing efforts to tightly control our balance sheet, our working capital showed a small increase from December 31, 2010, increasing by $0.2 million to a balance of $98.4 million on September 30, 2011.  The primary impacts to our working capital at September 30, 2011 were an increase in inventory, offset by a decrease in accounts receivable and an increase in accounts payable.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2011.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash used in investing activities for the nine months ended September 30, 2011 was $8.2 million, compared to proceeds of $4.4 million in the same period of 2010.  The 2011 uses of cash included $4.7 million for our purchase of Classic Fire and $3.6 million for purchases of property, plant and equipment.

In 2011, we expect to incur total capital expenditures of $10 to $12 million (including expenditures made during the first nine months of 2011) for new strategic initiatives, including the acquisition of assets related to the Reach commercial van, our acquisition of Classic Fire and operational improvements or replacement of existing property, plant and equipment.

Cash used in financing activities decreased in the nine months ended September 30, 2011 to $2.2 million, compared to $33.6 million used in the nine months ended September 30, 2010.  The use of cash in 2010 was primarily due to a reduction in our outstanding debt.

Shareholders’ equity increased by $0.3 million, to $183.3 million at September 30, 2011 from $183.0 million at December 31, 2010. This increase was due to the issuance of stock in conjunction with our acquisition of Classic Fire and the amortization of stock incentives issued in the current and previous periods, offset by dividends paid in June of 2011.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, we recorded an estimated fair value of the future consideration of $2.8 million based upon the likelihood of the payments, discounted to September 30, 2011.

In connection with our acquisition of Classic Fire in April, 2011, we incurred contingent obligations through 2013 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1.0 million.  In accordance with accounting guidance, we recorded an estimated fair value of the future consideration of $0.2 million, based upon the likelihood of the payments, discounted to September 30, 2011.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On November 30, 2009, we entered into a three-year unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including JPMorgan Chase Bank, N.A. and Wells Fargo Bank N.A.  See Note 8 - Debt in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, we may request an increase in the facility of up to $20.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 200 to 250 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 25 to 40 basis points on the unused portion of the line.  The credit facility matures on November 30, 2012.  As of September 30, 2011, there was $1.9 million outstanding on this line.  The outstanding amount at September 30, 2011 is in support of the General Motors Company (“GM”) chassis bailment inventory program at Utilimaster, which allows GM to draw up to $5.0 million against this credit line for chassis placed at Utilimaster.  These chassis are subject to a bailment agreement whereby the chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Financial Statements, contained in Item 1 of this Form 10-Q.  As a result of this program, the net available to borrow under the line of credit was $65.0 million at September 30, 2011.

Also on November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of our 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5.0 million as of September 30, 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances and loans; and restrict substantial asset sales.  At September 30, 2011, we were in compliance with all debt covenants.

We had capital lease obligations outstanding of approximately $0.2 million as of September 30, 2011 due and payable over the next four years.

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

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.

On October 20, 2010, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions over the course of the subsequent 12 months. The repurchase of common stock is contingent upon market conditions.  Through September 30, 2011, no shares were repurchased under this authorization.

Dividends

On October 19, 2011, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock.  The dividend is payable December 8, 2011 to shareholders of record at the close of business on November 10, 2011.

On April 26, 2011, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock.  The dividend was paid on June 9, 2011 to shareholders of record at the close of business on May 12, 2011.  The aggregate amount of dividends paid in 2011 to date is $1.7 million, and is expected to be approximately $3.4 million for all of 2011.

On October 28, 2010, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock, payable on December 9, 2010 to shareholders of record at the close of business on November 11, 2010.

On February 16, 2010, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock payable on June 10, 2010 to shareholders of record at the close of business on May 13, 2010.  The aggregate amount of dividends paid in 2010 was $3.3 million.

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

In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”), which permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  In accordance with ASU 2011-08, we first evaluate whether it is more likely than not that the fair value of our reporting units that contain goodwill are less than their carrying amounts using various qualitative factors, including: macroeconomic conditions; conditions within our markets and industry; increases in costs of labor, raw materials or other inputs; the overall financial performance of our reporting units; and other events that may affect the fair value of our reporting units.  If we determine, through evaluation of qualitative factors, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we evaluate the recoverability of goodwill by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital.  If the estimated fair value of the reporting unit is less than its carrying value, we measure and recognize the amount of the goodwill impairment loss, if any.  Impairment losses, limited to the carrying value of goodwill, represent the excess of the carrying value of a reporting unit’s goodwill over the implied fair value of that goodwill.  The implied fair value of a reporting unit is estimated based on a hypothetical allocation of each reporting unit’s fair value to all of its underlying assets and liabilities.

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

Significant judgments inherent in these analyses include assumptions about future macroeconomic conditions, events and trends within our markets and industry, appropriate sales growth rates, weighted average cost of capital and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name. Please see Note 7 – Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010 for further details.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At September 30, 2011, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Item 4.                Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Re-configuration or relocation of our production operations could negatively impact our earnings.  Changes in the markets we serve may, from time to time, require us to re-configure our production lines or relocate production of products between buildings or locations in order to maximize the efficient utilization of our production capacity.  Costs incurred to effect these re-configurations may exceed our estimates and efficiencies gained may be less than anticipated, which may have a negative impact on our results of operations and financial position.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.

On October 20, 2010, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions over the course of the subsequent 12 months. The repurchase of common stock is contingent upon market conditions.

Through September 30, 2011 no shares were repurchased under these authorizations.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	--	--	--	1,000,000
August 1 to August 31	--	--	--	1,000,000
September 1 to September 30	--	--	--	1,000,000
Total	--	--	--	1,000,000

Item 6.	Exhibits.

        (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2011	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document