Form 10-K
period 2011-12-31
SPARTAN MOTORS INC
filed 2012-03-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter: $165,725,552.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2012: 33,616,071 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 23, 2012 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, are incorporated by reference in Part III.

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

The Company is known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. The Company has five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc. located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”); and Classic Fire LLC (“Classic Fire”), located in Ocala, Florida, acquired on April 1, 2011.  In September of 2010, the Company divested substantially all of the assets and related liabilities of its Road Rescue, Inc. subsidiary located in Marion, South Carolina.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on the Company’s chassis. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Classic Fire engineers and manufactures fire trucks that are built on commercial chassis and offered at a lower price point for use as brush trucks, urban interface, tankers and smaller rescues. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

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

The Company’s Segments

Based on its management structure and the processes employed for allocating resources across the Company by its chief operating decision makers, the Company operates in two reportable business segments: Specialty Vehicles, which consists of the Company’s emergency response chassis, motor home chassis, specialty vehicle chassis, emergency response bodies and related aftermarket parts and assemblies operations; and Delivery and Service Vehicles, consisting of Utilimaster.  For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Specialty Vehicles

The Company’s Specialty Vehicles segment consists of four wholly owned subsidiaries, Spartan Chassis, Crimson, Crimson Aerials, and Classic Fire.  Spartan Chassis designs and manufactures custom chassis for emergency response vehicles, motor homes and other specialty vehicles.  Crimson and Classic Fire specialize in the manufacture of emergency response bodies, while Crimson Aerials specializes in the engineering and manufacture of aerial ladders and emergency response vehicle bodies.  Sales from the Specialty Vehicles segment represented 61.1%, 76.5% and 96.8% of the Company’s consolidated sales for the years ended December 31, 2011, 2010 and 2009, respectively.

The Company’s Specialty Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.  As a specialized vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility.  Spartan Motors markets its specialty vehicles throughout the U.S. and Canada, as well as in select markets in South America and Asia.  The Company’s Specialty Vehicles segment employed approximately 843 associates in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Ocala, Florida as of February 28, 2012, of which approximately 819 were full-time.  Of the full-time associates, 14 were contracted employees.

Emergency Response Chassis

The Company custom manufactures emergency response chassis and cabs in response to exact customer specifications through its Spartan Chassis, Inc. subsidiary. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.  Spartan Chassis has four fire truck models within this product line:  (1) the “Gladiator” chassis; (2) the “Metro Star” chassis; (3) the “Spartan Force” chassis and (4) the “Metro Star RT” (rescue transport).

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

Over the past few years, there have been several examples of such innovations.  Spartan Chassis has introduced innovations such as:  heavy duty air ride independent front suspensions, vehicle data recorder, side rollover air bags, computer navigation systems, electronic stability control, low profile cab design, electronic fluid level checks and idle reduction technology (IRT) – advancing our green initiative.

Emergency Response Bodies

The Company engineers and manufactures bodies for custom and commercial emergency response vehicles and apparatus through its Crimson and Classic Fire subsidiaries.  Both subsidiaries market products through a network of dealers throughout North America, and have begun marketing efforts in select markets in South America and Asia.  Crimson’s product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company’s wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry’s oldest brands) - the Crimson Fire brand builds on more than 130 years of heritage. Crimson is recognized in the industry for its innovative design and engineering. Crimson’s signature features - such as Tubular Stainless Steel body structure (known as the Tri-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels - are designed to offer the safety, reliability and durability that firefighters need to get the job done.  Classic Fire’s product lines include an array of lower price point apparatus built on commercial chassis such as brush trucks, urban interface rescue vehicles and tankers.

Aerial Ladders

The Company engineers, manufactures and markets aerial ladder components for fire trucks through its Crimson Aerials subsidiary in Ephrata, Pennsylvania, which began operations in 2003 and has developed a full line of aerial products. Crimson Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and serviceability.  Crimson Aerials primarily sells its products to Crimson.

Motor Home Chassis

The Company custom manufactures chassis to the individual specifications of its motor home chassis OEM customers through its Spartan Chassis subsidiary. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motor home bodies to be attached to the Spartan chassis. Spartan Chassis’s motor home chassis are separated into three models: (1) the “Mountain Master” series chassis; (2) the “K2” series chassis and (3) the “K3” series chassis.

Versions of these three basic product models are designed and engineered in order to meet exact customer requirements.  This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM.  The Company seeks to develop innovative engineering solutions to meet customer requirements and strives to anticipate future market needs by working closely with OEMs and listening to end users.  The Company monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products.  Over the past few years there have been several new innovations, including:  electronic steering control, heavy duty air ride independent front suspension and multiplexed electrical controls.  Most recently, Spartan Chassis has introduced the first air ride, kneeling Class-C chassis and a new entry level diesel pusher chassis.

Specialty Vehicle Chassis

Through its Spartan Chassis subsidiary, the Company develops specialized chassis to unique customer requirements and actively seeks additional applications of its existing products and technology in the specialty vehicle market.  Over the past few years the Company has expanded into highly customized niche markets for specialty vehicle chassis, including high power/high capability drill rigs and specialty bus applications.  In addition, in 2011 the Company began assembly of the Isuzu N-Series Gasoline Cab-Forward Trucks, a direct result of its alliance with Isuzu Commercial Truck of America.

Delivery and Service Vehicles

The Company manufactures delivery and service vehicles through its Utilimaster, Inc. subsidiary, which was acquired on November 30, 2009.  Utilimaster, which was established in 1973, designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and assemblies.  The majority of its revenues are in the delivery and service market, which includes walk-in vans for the package delivery, bakery/snack delivery and linen/uniform rental markets. Its remaining revenues are attributable to commercial truck bodies, along with aftermarket parts and assemblies.  Sales from the Delivery and Service Vehicles segment represented 48.9%, 23.5% and 3.2% of the Company’s consolidated sales for the years ended December 31, 2011, 2010 and 2009, respectively.  Utilimaster employed approximately 792 associates as of February 28, 2012, of which approximately 209 were contracted employees.

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

The Company recently introduced the “Reach” Next Generation Commercial Van (“NGCV”).  The Reach, which began shipping in January of 2012, offers greatly improved fuel economy and reduced CO2 emissions, as well as enhanced aesthetics and functional improvements.

Marketing

The Company markets its specialty vehicles, including custom emergency response chassis, emergency response bodies and other specialty vehicles, throughout the U.S. and Canada, as well as select markets in South America and Asia, primarily through the direct contact of its sales department with OEMs, dealers and end users. The Company utilizes dealer organizations that establish close working relationships through their sales departments with end users.   These personal contacts focus on the quality of the group’s specialty products and allow the Company to keep customers updated on new and improved product lines and end users’ needs.

The Company, through its Utilimaster subsidiary, sells its delivery and service vehicles to commercial vehicle dealers, leasing companies and directly to end-users.  In addition, the Reach will be sold through the Isuzu dealer network.  Utilimaster also markets its products directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada.  Utilimaster has organized its sales force and product engineering staff into market teams.  Utilimaster also provides aftermarket support, including parts sales and field service, to all of its customers through its Customer Service Department located in Wakarusa, Indiana, as well as maintaining the only online parts resource among the major delivery and service vehicle manufacturers.  Utilimaster does not provide financing to dealers, fleet or national accounts.  Utilimaster also maintains multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2011 and consistent with prior years, representatives from the Company attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote its products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows the Company to better identify what customers and end users are looking for in the future. The Company uses these events to create a competitive advantage by relaying this information back to its advanced product development team for future projects.

The Company’s sales and marketing team is responsible for promoting and selling its manufactured goods and producing product literature. The sales group consists of approximately 76 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Ocala, Florida; and Wakarusa, Indiana; with 17 additional salespeople located throughout North America.

Competition

The principal methods of building competitive advantages utilized by the Company include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. The Company competes with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding those of the Company. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). The Company’s direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers. The Company’s competition in the delivery and service vehicle market, primarily walk-in vans, comes from a small number of manufacturers.

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

Crimson Aerials’ products are manufactured and assembled at its manufacturing facility located in Ephrata, Pennsylvania, utilizing a chassis produced by Spartan Chassis.  Crimson Aerials also recently added the capacity to service and refurbish aerial ladders and other fire truck components manufactured by it and other manufacturers.

Classic Fire’s products are manufactured and assembled at its plant in Ocala, Florida, utilizing commercial chassis to build specialty emergency response vehicles.  They also design, engineer and produce pump modules along with Compressed Air Foam Systems (CAFS) to be used in the truck’s multiplex system.

Utilimaster’s manufacturing operations are located in Wakarusa, Indiana.  Utilimaster builds commercial vehicles and installs other related equipment on truck chassis.  These commercial vehicles are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels.  After assembly, Utilimaster installs optional equipment and finishes based on customer specifications.  At each step of the manufacturing, installation and finish process, Utilimaster conducts quality control procedures to ensure product and specification integrity.  Utilimaster’s products are highly engineered and generally produced to firm orders.  Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.  On February 14, 2012, the Company announced its planned relocation of its Utilimaster operations from Wakarusa, Indiana to a leased facility in Bristol, Indiana.  The move will enable all Utilimaster production to take place in one building, thereby eliminating non value added product movement and greatly increasing manufacturing efficiency.  See Note 18, Subsequent Events, of the Notes to Consolidated Financial Statements appearing in this Form 10-K for further information on this planned move.

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

The single largest commodity directly utilized in production is aluminum, which the Company purchases under purchase agreements similar to steel.  To a lesser extent the Company is dependent upon suppliers of lumber, fiberglass and steel for its manufacturing.  The Company has no significant long-term material supply contracts. There are several readily available sources for the majority of these raw materials.  However, the Company is heavily dependent on specific component part products from a few single source vendors.  The Company maintains a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. The Company has not experienced any significant shortages of raw materials or component parts and normally does not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules.  Material and component cost increases are passed on to the Company’s customers whenever possible. However, there can be no assurance that there will not be any supply issues over the long-term.

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

Research and Development

The Company’s success depends on its ability to respond quickly to changing market demands and new regulatory requirements. Thus, it emphasizes research and development and commits significant resources to develop and adapt new products and production techniques. The Company dedicates a portion of its facilities to research and development projects and focuses on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. The Company spent $13.9 million, $16.9 million and $17.0 million on research and development in 2011, 2010 and 2009, respectively.

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

Associates

The Company and its subsidiaries employed approximately 1,635 associates as of February 28, 2012, of which approximately 1,607 were full-time.  Included in the full-time counts are an approximate 223 contracted associates.  Management presently considers its relations with associates to be positive.

Customer Base

In 2011, the Company’s customer base included one major customer as defined by sales of more than 10% of total net sales.  Sales to United Parcel Service in 2011, which is a customer of Utilimaster, were $73.5 million.

In 2010, the Company’s customer base included two major customers, as defined by sales of more than 10% of total net sales.  Sales to BAE Systems (“BAE”) and to Fleetwood RV, which are both customers of Spartan Chassis, were $65.2 million and $48.7 million respectively for 2010.

In 2009, the Company had one defined major customer.  Sales to BAE were $91.5 million.

Sales to customers classified as major amounted to 17.3`%, 23.7% and 21.3% of total revenues in 2011, 2010 and 2009, respectively.  In late 2011, the Company announced its intent to discontinue supplying emergency response chassis to OEM customers that in 2011 accounted for approximately 6.1% of the Company’s revenue.  Additionally, in late 2011 we were notified that a customer that was classified as major in 2010 and accounted for approximately 8.4% of the Company’s revenue in 2011 planned to discontinue purchases of motor home chassis in 2013.  While the Company has developed plans to replace the revenue that will be lost as a result of these developments, if we are not successful in our efforts these changes could have an adverse effect on the Company and its future operating results.  While no other customer individually comprises more than 10% of total net sales, the Company does have other significant customers which, if the relationship changes significantly, could have a material adverse impact on the Company’s financial position and results of operations.  The Company believes that it has developed strong relationships with its customers and continually works to develop new customers and markets.  See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $22.7 million, $14.2 million and $11.1 million for the years ended December 31, 2011, 2010 and 2009, respectively, or 5.3%, 2.9% and 2.6%, respectively, of sales for those years. All of the Company’s long-lived assets are located in the United States.

Backlog Orders

At December 31, 2011, the Company had backlog orders for Specialty Vehicles of approximately $89.3 million compared to a backlog of $110.6 million at December 31, 2010.  At December 31, 2011, the Company had backlog orders for Delivery and Service Vehicles of approximately $47.7 million, compared with a backlog of $23.9 million at December 31, 2010.  The decrease in the Company’s Specialty Vehicles backlog orders in 2011 is attributable to the continuing  softness of the emergency response vehicles and motor home markets, and a decrease in defense related aftermarket parts and assemblies business.  The Company expects to fill all of the backlog orders at December 31, 2011 during 2012.

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

Item 1A.               Risk Factors.
The Company’s financial condition, results of operations and cash flows are subject to various risks, many of which are not exclusively within the Company’s control that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face.  Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future.

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

Re-configuration or relocation of our production operations could negatively impact our earnings.

We may, from time to time, re-configure our production lines or relocate production of products between buildings or locations or to new locations in order to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies, including, but not limited to, our recently announced plan to move our Utilimaster operations.  Costs incurred to effect these re-configurations or re-locations may exceed our estimate, and efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

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

Any negative change in our relationship with our major customers could have significant adverse effects on revenues and profits.

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers.  The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes.  This leverage may lead to increased costs to us or decreased margins.  Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. We had three customers that together accounted for approximately 33% of our total sales in 2011 - any negative change in our relationship with any one of them, or the orders placed by any one of them, could significantly affect our revenues and profits.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

Most chassis, emergency response vehicle, aerial ladder and specialty vehicle commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of quality suppliers that have the capacity to support our requirements.

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

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, emergency response vehicles, aerial ladders, specialty vehicles, delivery and service vehicles and other of our products include but are not limited to:

•	Interest rates and the availability of financing;
•	Commodity prices;
•	Unemployment trends;
•	International tensions and hostilities;
•	General economic conditions;
•	Various tax incentives;
•	Federal, state and municipal budgets;
•	Strength of the U.S. dollar compared to foreign currencies;
•	Overall consumer confidence and the level of discretionary consumer spending;
•	Dealers’ and manufacturers’ inventory levels; and
•	Fuel availability and prices.

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

Concerns regarding acts of terrorism, armed conflicts, natural disasters and budget shortfalls have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motor home markets), shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets.

Risks associated with international sales and contracts could have a negative effect on our business.

For the year ended December 31, 2011 we derived approximately 5.3% of our revenue from sales to, or related to, end customers outside the United States.  We expect that international sales will continue to account for an increasing amount of our total revenue, especially in our emergency response chassis and emergency response bodies businesses.  Accordingly we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including, but not limited to, changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

Additionally, as a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

Gasoline or diesel fuel is required for the operation of motor homes, emergency response vehicles, delivery and service vehicles and the specialty vehicles we manufacture. Particularly in view of increased international tensions and increased global demand for oil, there can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motor homes from time to time in the past and may continue to do so in the future.  This, in turn, has a material adverse effect on our sales volume.  Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

Our operating results may fluctuate significantly on a quarter-to-quarter basis.

Our quarterly operating results depend on a variety of factors including, but not limited to, the timing and volume of orders, the completion of product inspections and acceptance by our customers, and various restructuring initiatives that may be undertaken from time to time.  In addition, our Utilimaster subsidiary experiences seasonality whereby product shipments in the first and fourth quarters are generally lower than other quarters as a result of the busy holiday delivery operations experienced by some of Utilimaster’s largest customers.  Accordingly, our financial results may be subject to significant and/or unanticipated quarter-to-quarter fluctuations.

Our stock price has been and may continue to be volatile, which may result in losses to our shareholders.

The market price of the Company’s common stock has been and may continue to be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, a failure to meet published estimates of or changes in earnings estimates by securities analysts, sales of common stock by existing holders, loss of key personnel, market conditions in our industries, shortages of key product inventory components and general economic conditions.

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

Item 1B.               Unresolved Staff Comments.

None.

Item 2.                  Properties.

The following table sets forth information concerning the properties owned or leased by the Company. The Company considers that its properties are generally in good condition, are well maintained, and are generally suitable and adequate to meet the Company’s business requirements for the foreseeable future.  In 2011, the Company’s manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan	359,000	Owned	Specialty Vehicles
Brandon, South Dakota	24,000	Owned	Specialty Vehicles
Brandon, South Dakota	21,000	Leased	Specialty Vehicles
Ephrata, Pennsylvania	45,000	Leased	Specialty Vehicles
Ocala, Florida	50,000	Leased	Specialty Vehicles
Bristol, Indiana (1)	392,600	Leased	Delivery and Service Vehicles
Wakarusa, Indiana (2)	498,000	Owned	Delivery and Service Vehicles
	1,389,600

Warehousing
Charlotte, Michigan	136,000	Owned	Specialty Vehicles
Mesquite, Texas	2,000	Leased	Specialty Vehicles
Brandon, South Dakota	1,000	Owned	Specialty Vehicles
Brandon, South Dakota	3,000	Leased	Specialty Vehicles
Ephrata, Pennsylvania	4,500	Leased	Specialty Vehicles
Ocala, Florida	10,000	Leased	Specialty Vehicles
Wakarusa, Indiana (2)	34,000	Owned	Delivery and Service Vehicles
	190,500

Research and Development
Charlotte, Michigan	12,000	Owned	Specialty Vehicles
Wakarusa, Indiana (2)	11,000	Owned	Delivery and Service Vehicles
	23,000

Service Area/Inspection
Charlotte, Michigan	65,000	Owned	Specialty Vehicles
Brandon, South Dakota	7,000	Leased	Specialty Vehicles
Wakarusa, Indiana (2)	12,000	Leased	Delivery and Service Vehicles
	84,000

Offices
Corporate Offices – Charlotte, MI	9,000	Owned	Not Applicable
Charlotte, Michigan	122,000	Owned	Specialty Vehicles
Brandon, South Dakota	7,000	Owned	Specialty Vehicles
Brandon, South Dakota	3,000	Leased	Specialty Vehicles
Ephrata, Pennsylvania	12,500	Leased	Specialty Vehicles
Ocala, Florida	3,000	Owned	Specialty Vehicles
Bristol, Indiana (1)	33,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana (2)	40,000	Owned	Delivery and Service Vehicles
	229,500

Unutilized
Charlotte, Michigan	118,000	Owned	Not Applicable

Total square footage	2,034,600

(1)	Lease commenced March 1, 2012
(2)	In February 2012, we announced our plans to relocate our Delivery and Service Vehicles production to Bristol, Indiana. Accordingly the Wakarusa property will be vacated during 2012.

Item 3.                  Legal Proceedings.

At December 31, 2011, the Company and its subsidiaries were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of their businesses. The Company’s management does not currently expect the Company’s financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4.                  Mine Safety Disclosures.
Not applicable

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

The following table sets forth the high and low sale prices for the Company’s common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2011:
Fourth Quarter	$5.15	$3.68
Third Quarter	5.96	4.01
Second Quarter	7.22	4.18
First Quarter	7.53	5.59

Year Ended December 31, 2010:
Fourth Quarter	$6.90	$4.48
Third Quarter	4.85	3.61
Second Quarter	7.09	4.11
First Quarter	7.04	5.33

On October 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 8, 2011 to shareholders of record on November 10, 2011.

On April 26, 2011 the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 9, 2011 to shareholders of record on May 12, 2011.

On October 28, 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 9, 2010 to shareholders of record on November 11, 2010.

On February 16, 2010, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 10, 2010 to shareholders of record on May 13, 2010.

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as the Company’s Board of Directors deems relevant.  The number of shareholders of record (excluding participants in security position listings) of the Company’s common stock on February 28, 2012 was 434.  See Item 12 below for information concerning the Company’s equity compensation plans.

Issuer Purchases of Equity Securities

A summary of the Company’s purchases of its common stock during the fourth quarter of fiscal year 2011 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
Oct. 1, 2011 to Oct. 31, 2011	--	--	--	1,000,000
Nov. 1, 2011 to Nov. 30, 2011	--	--	--	1,000,000
Dec. 1, 2011 to Dec. 31, 2011	--	--	--	1,000,000
Total	--	--	--	1,000,000

(1)
On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of its common stock in open market transactions, contingent upon market conditions. Repurchase of common stock is based on management’s assessment of market conditions. If the Company was to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost the Company approximately $5.6 million based on the closing price of the Company’s stock on February 28, 2012. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

Item 6.                  Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2011 has been derived from the Consolidated Financial Statements of the Company. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2011	2010	2009	2008	2007
		(1)	(2)	(3)

Sales	$426,010	$480,736	$409,538	$819,654	$661,433
Cost of products sold	363,662	407,201	328,305	673,424	565,043
Restructuring charge	1,731	990	264	-	-
Gross profit	60,617	72,545	80,969	146,230	96,390
Operating expenses:
Research and development	13,931	16,912	16,962	18,770	14,979
Selling, general and administrative	44,305	43,869	42,448	57,875	39,119
Restructuring charge	1,050	1,006	576	-	-
Operating income	1,331	10,758	20,983	69,585	42,292
Other income (expense), net	(48)	(506)	(805)	(1,666)	(1,297)
Income from continuing operations before taxes	1,283	10,252	20,178	67,919	40,995
Income tax expense from continuing operations	510	3,017	7,023	24,919	14,629
Net earnings from continuing operations	773	7,235	13,155	43,000	26,366
Loss from discontinued operations, net of tax	-	(3,094)	(1,383)	(286)	(1,862)
Net earnings	$773	$4,141	$11,772	$42,714	$24,504

Basic earnings per share from continuing operations	$0.02	$0.22	$0.40	$1.32	$0.82
Basic loss per share from discontinued operations	$-	$(0.09)	$(0.04)	$(0.01)	$(0.06)
Basic earnings per share	$0.02	$0.13	$0.36	$1.31	$0.76

Diluted earnings per share from continuing operations	$0.02	$0.22	$0.40	$1.31	$0.80
Diluted loss per share from discontinued operations	$-	$(0.09)	$(0.04)	$(0.01)	$(0.05)
Diluted earnings per share	$0.02	$0.13	$0.36	$1.30	$0.75

Cash dividends per common share	$0.10	$0.10	$0.13	$0.10	$0.13
Basic weighted average common shares outstanding	33,438	33,021	32,729	32,582	32,113
Diluted weighted average common shares outstanding	33,488	33,101	32,916	32,817	32,816
Balance Sheet Data:
Net working capital	$98,673	$98,230	$119,737	$118,679	$132,688
Total assets	248,609	241,749	293,277	261,140	318,664
Long-term debt, including current portion	5,139	5,224	46,350	27,195	63,218
Shareholders’ equity	182,838	182,979	180,520	170,643	129,218

(1)
On September 20, 2010 the Company completed the sale of substantially all of the assets of its Road Rescue, Inc. subsidiary.  Accordingly, the results of operations for Road Rescue were reclassified into discontinued operations for 2010 and prior years.

(2)	Effective November 30, 2009, the Company acquired Utilimaster Corporation. The information shown for 2009 includes the results of operations for Utilimaster Corporation for the month of December 2009, and the balance sheet data reflects such acquisition and changes to the Company’s debt facilities made in connection with such acquisition. As a result, the results of operations and the balance sheet data as of and for the year ended December 31, 2009, are not readily comparable with results of operations and balance sheet data for the dates or years prior to December 31, 2009.

(3)	In the fourth quarter of 2008, the Company charged $6 million to selling, general and administrative expense for costs related to a legal settlement.

Item 7.                  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

The Company is known as a leading niche market engineer and manufacturer in the heavy and light duty, custom and commercial vehicle apparatus marketplace along with designing and manufacturing bodies used in the walk indelivery van market.  The Company has five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Classic Fire, LLC., located in Ocala, Florida (“Classic Fire”); and Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”).  The Company’s brand names, Spartan™, Crimson Fire™ and UtilimasterTM are known for quality, durability, value, service and innovation.  In September 2010, the Company divested substantially all of the assets of its Road Rescue, Inc. subsidiary located in Marion, South Carolina.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by either mounting the body or apparatus on the Company’s chassis or integrating the drive train with the armored body. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Classic Fire, which was purchased on April 1, 2011, is known for customization of emergency apparatus on a commercial chassis.  Utilimaster, which we acquired on November 30, 2009, is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products.  Spartan Chassis sells its custom chassis to three principal markets: emergency response vehicles, motor homes and other product sales which include other specialty vehicles and aftermarket parts and assemblies (“APA”). Our diversification across several sectors gives numerous opportunities while minimizing overall risk.  Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

Recent Acquisitions and Divestiture

In furthering our strategy to diversify our products offered in the emergency vehicle business, we acquired Classic Fire on April 1, 2011, as more fully described in Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  Classic Fire is a manufacturer of emergency response vehicles and fire fighting apparatus.  The acquisition of Classic Fire has enabled us to expand our product offerings into lower price-points that complement our offerings from Spartan Chassis, Crimson and Crimson Aerials.  In addition, Classic Fire will provide strategic sourcing of pump modules and other technology.

Consistent with our strategy to further diversify our business operations, we acquired Utilimaster on November 30, 2009, as more fully described in Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.  The acquisition of Utilimaster has served to further diversify our revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The acquisition also allowed us to gain entry into the North American delivery and service market; add fabrication and vehicle body expertise; benefit from Utilimaster’s strong brand, market share position, and solid customer base; and create opportunities to leverage future growth in our chassis business.

On September 20, 2010, we completed the sale of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, as more fully described in Note 3, Discontinued Operations, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  We believe that our Company’s performance will be enhanced by redeploying our resources from Road Rescue to support our other businesses.  Net loss for Road Rescue, reported as discontinued operations in the Consolidated Statements of Operations for all periods presented, was $3.1 million and $1.4 million 2010 and 2009.  The net loss for Road Rescue for 2010 includes a pre-tax gain on the sale of substantially all of the assets and related liabilities of Road Rescue of $0.6 million.

Executive Overview

Revenue in 2011 was $426.0 million, which reflected a decrease of $54.7 million or 11.4% from 2010 revenues from continuing operations of $480.7 million.  Despite the decreases in revenue that we experienced, we were still able to deliver net income of $0.02 per share for 2011, as a result of a concerted focus on productivity and realigning our cost structure.  Driving the decrease in revenue were decreases in the emergency response and defense markets served by our Specialty Vehicle segment, resulting in a decrease of $107.2 million or 29.2% for the segment.  These decreases were partially offset by the strong results in our Delivery and Service Vehicles segment, in which revenue increased by $52.5 million or 46.5% compared to 2010.  We recorded net income for the year ended December 31, 2011 of $0.8 million, a decrease of $3.3 million from the year ended December 31, 2010, driven by the decrease in revenue in our Specialty Vehicles segment.  Cash flow remained strong, generating $30.1 million from operations in 2011, which enabled us to increase our cash reserves, while maintaining a low debt level.  We continued to manage our cost structure in alignment with the reduced revenue levels in many of our markets, resulting in a decrease in operating expenses in 2011 of $2.5 million or 4.0% compared to 2010.  Our balance sheet remains strong with a large cash balance, low debt and a recently renegotiated line of credit that remains in effect until December 2016.

We are well positioned to take advantage of long-term opportunities as a result of:

●	Our diversified business model. We believe the major strength of our business model is market diversity and customization, with an expanding product offering in emergency response vehicles as well as delivery and service vehicles. The delivery and service vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

●	Our improved ability to react swiftly when challenges arise, as demonstrated by our recent aggressive cost realignment. We are also able to respond nimbly when opportunities arise, as demonstrated with our past ramp up on defense initiatives. We remain focused on keeping costs aligned with sales levels and are continuing efforts to identify cost reduction opportunities.

●	The expansion of the Crimson Fire product portfolio with the addition of the Classic Series, as a result of our acquisition of Classic Fire. Consisting of eight new product offerings, this product line complements the Legend and Star Series. The Classic Series offers high performance and is already known for durability and unparalleled quality at affordable prices – a critical market position given current economic realities.

●	The strength of our balance sheet, which includes a healthy cash balance, low debt and access to over $100 million of credit through our revolving line of credit and private shelf agreement.

●	The recently announced move of our Utilimaster subsidiary to a new, single building facility that will result in greater manufacturing flexibility and efficiency, higher product quality and lower operating costs. Operating in this new facility will reduce the distance a van or truck body travels during assembly from 2.5 miles today to less than one-half mile and will eliminate a number of non-value added production steps.

●
The recently announced “Spartan Force”, a new model emergency response cab and chassis that features a pre-configured purpose-built body, strategically priced as an affordable option to departments under strict budget constraints, while still providing the content and quality expected from a custom chassis.

●	The introduction of aftermarket parts and assemblies in our Delivery and Service Vehicles segment, including keyless entry and safe loading systems and shelving.

●	Assembly of the Isuzu N-gas cab forward chassis at our Charlotte, Michigan campus, in partnership with Isuzu Commercial Truck of America. We continue to broaden our reach into new market niches and explore opportunities to leverage our existing assembly capacity and expertise in order to increase volumes and utilize capacity.

●
Development of the Reach in tandem with our alliance with Isuzu, which offers quality and durability with improved functionality and fuel economy resulting in a product that is expected to have high acceptance in the delivery and service vehicles market.

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

●
A new Enterprise Resource Planning (ERP) system that we began implementing in late 2011.  This new ERP system will provide information on a more timely and granular basis, which will enable management to make informed decisions using up to the minute information.  In addition the new ERP system is expected to result in meaningful cost savings through re-engineered and streamlined processes that will impact all aspects of our operations.  The new ERP system is expected to be on-line for the first business units in 2012, with final completion in 2014.

●	The growing strength of the Spartan brands.

Tightening municipal budgets had a negative impact on sales in our Specialty Vehicles segment for 2011, and we expect that trend to continue in 2012.  We expect sales of our emergency response bodies to increase in 2012, as a result of marketing efforts focused on select markets in South America and Asia, with a slight increase expected in sales of our emergency response chassis.  We expect sales in the motor home chassis and aftermarket parts and accessories markets to decrease in 2012 as compared to 2011.  Sales in our Delivery and Service Vehicles segment are expected to increase modestly as a result of our continued efforts related to innovations in aftermarket parts and assemblies for this market along with our introduction of the Reach, which began shipping in January of 2012.  We will continue investing in product innovations and infrastructure and operational improvements in 2012, including investments in airbag technology for the emergency response chassis market, a new ERP system, and the recently announced move of our Delivery and Service Vehicles manufacturing to a new, single building location.

The following section provides a narrative discussion about our financial condition and results of operations. The comments that follow should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues:

	Year Ended December 31,
% of Sales	2011	2010	2009 (1)
Sales	100.0	100.0	100.0
Cost of products sold	85.8	84.9	80.2
Gross profit	14.2	15.1	19.8
Operating expenses:
Research and development	3.4	3.6	4.1
Selling, general and administrative	10.5	9.3	10.6
Operating income	0.3	2.2	5.1
Other expense, net	--	(0.1)	(0.2)
Earnings before taxes on income	0.3	2.1	4.9
Taxes on income	0.1	0.6	1.7
Net earnings from continuing operations	0.2	1.5	3.2

Loss from discontinued operations	--	(0.6)	(0.3)

Net earnings	0.2	0.9	2.9

(1) We acquired Utilimaster on November 30, 2009

A key metric in measuring our success is our Return on Invested Capital (“ROIC”). We define ROIC as operating income from continuing operations, less tax on income from continuing operations, divided by total shareholders’ equity. ROIC for the year ended December 31, 2011 was 0.5%, a 370 basis point decrease as compared to ROIC of 4.2% in 2010 due to declines in our operating performance as discussed below.

During 2011, 2010 and 2009, we undertook restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.  Restructuring charges incurred in the years ended December 31, 2011, 2010 and 2009 were $2.8 million, $2.0 million and $0.8 million.  Excluding all restructuring costs incurred, adjusted operating income was 1.0%, 2.7% and 5.3% of sales while adjusted earnings per share from continuing operations were $0.07, $0.26 and $0.42 for the years ended December 31, 2011, 2010 and 2009, respectively.

These adjusted non-GAAP (Generally Accepted Accounting Principles) measures (adjusted earnings per share and adjusted operating income) are not measurements of financial performance under GAAP and should not be considered as an alternative to earnings per share or operating income under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted earnings per share and adjusted operating income, additional expenses may be incurred in the future similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles operating income to adjusted operating income and earnings per share from continuing operations to adjusted earnings per share from continuing operations for the periods indicated (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2011	2010	2009

Operating income	$1,331	$10,758	$20,983
Add back: restructuring charges	2,781	1,996	840
Adjusted operating income	$4,112	$12,754	$21,833

Adjusted operating income as a percent of sales	1.00%	2.70%	5.30%

Earnings per share from continuing operations – diluted	$0.02	$0.22	$0.40
Add back: restructuring charges	0.05	0.04	0.02
Adjusted earnings per share from continuing operations – diluted	$0.07	$0.26	$0.42

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Consolidated sales for the year ended December 31, 2011 decreased by $54.7 million or 11.4% from $480.7 million in 2010 to $426.0 million in 2011.  The decrease was mainly due to a decrease of $107.2 million in revenue in our Specialty Vehicles segment, which was partially offset by an increase of $52.5 million in revenue from our Delivery and Service Vehicles segment.  These changes in revenue are discussed more fully below in the description of our segments.

Cost of products sold decreased by $42.8 million or 10.5% from $408.2 million in 2010 to $365.4 million in 2011, driven by the decrease in sales volume year over year.  Cost of products sold as a percent of revenue increased by 90 basis points from 84.9% of sales in 2010 to 85.8% of sales in 2011 due to higher restructuring costs in 2011, a change in the mix of products sold and a lower absorption of fixed costs due to the lower sales volumes, mainly within our Specialty Vehicles segment markets.

Gross margin as a percent of sales decreased from 15.1% in 2010 to 14.2% in 2011 due to the product mix change and fixed cost absorption discussed above.

Operating expenses for the year ended December 31, 2011 decreased by $2.5 million or 4.0% to $59.3 million from $61.8 million in 2010 driven by cost containment efforts, savings from the restructuring activities enacted in the second quarter of 2011, and a decrease in R&D spending as the Reach neared production.  As a percent of sales, operating expenses increased 100 basis points from 12.9% in 2010 to 13.9% in 2011, due to the decrease in sales.  We continue to focus on containment of operating expenses as we align operations with the expected revenue levels for 2012 and beyond, while continuing efforts on product development, innovation and market growth.

Income taxes for the year ended December 31, 2011 decreased by $2.5 million or 83% from $3.0 million in 2010 to $0.5 million in 2011 due to the decrease in income from continuing operations, which was partially offset by an increase in our effective tax rate.  Our effective rate for 2011 increased to 39.8% compared to 29.4% in 2010, primarily due to higher non-deductible expenses in relation to the reduced pre-tax income in 2011, as compared to 2010.  In addition, the effective rate for 2010 was impacted by higher research and development tax credits applied for during that year, compared with 2011.  See Note 8, Taxes on Income, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding our income taxes.

Net earnings from continuing operations for the year ended December 31, 2011 decreased $6.4 million or 88.9% from $7.2 million in 2010 to $0.8 million in 2011 as a result of the factors discussed in the paragraphs above.   Earnings per diluted share from continuing operations decreased from $0.22 in 2010 to $0.02 in 2011.

Net earnings for the year ended December 31, 2011 decreased by $3.3 million from $4.1 million in 2010 to $0.8 million in 2011.   On a per diluted share basis, net earnings decreased by $0.11 from $0.13 in 2010 to $0.02 in 2011 due to the factors discussed in the paragraphs above.  Net earnings for the year ended December 31, 2010 included a net loss of $3.1 million or $0.09 per diluted shared from discontinued operations, representing the loss from operations and gain on sale of our Road Rescue subsidiary.

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

Cost of products sold increased by $79.6 million or 24.2% from $328.6 million in 2009 to $408.2 million in 2010, driven by the increased sales volume related to the Utilimaster acquisition and higher restructuring costs incurred in 2010.  Excluding Utilimaster and restructuring charges, cost of products sold decreased by $8.9 million or 2.8%, largely reflecting the reduced sales levels in our Specialty Vehicles segment.  Cost of products sold as a percent of revenue increased by 4.7 percentage points from 80.2% of sales in 2009 to 84.9% of sales in 2010 due to a change in the mix of products sold.  Sales in 2009 included a larger percentage of higher margin products such as aftermarket parts and assemblies, as compared to 2010 which included a higher proportion of sales from lower margin delivery and service vehicles and motor home chassis.

Gross margin as a percent of sales decreased from 19.8% in 2009 to 15.1% in 2010 due to the product mix change discussed above.

Operating expenses for the year ended December 31, 2010 increased by $1.8 million or 3.0% to $61.8 million from $60.0 million in 2009.  This increase is due to the acquisition of Utilimaster in 2009.  As a percent of sales, operating expenses decreased 180 basis points from 14.7% in 2009 to 12.9% in 2010.  Excluding the impact of Utilimaster, operating expenses decreased by $11.5 million or 19.5% from $58.6 million for the year ended December 31, 2009 to $47.1 million for the year ended December 31, 2010.  The decrease in operating expense excluding Utilimaster is a reflection of our continued focus on realigning our cost structure (see Note 14, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K).   While we successfully reduced operating expenses in 2010, we continued to emphasize product development, spending $4.8 million on research and development for new product innovations including the Reach commercial van that was developed in partnership with Isuzu, along with continued development on cab and chassis related to the 2010 emissions compliant engines.

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

Net earnings for the year ended December 31, 2010 decreased by $7.7 million or 64.8% from $11.8 million in 2009 to $4.1 million in 2010.   On a per diluted share basis, net earnings decreased by $0.23 from $0.36 in 2009 to $0.13 in 2010 due to the factors discussed in the paragraphs above.

Our Segments

Based on our management structure and the processes employed for allocating resources across our business by our chief operating decision makers, we operate in two reportable business segments: Specialty Vehicles, which consists of our emergency response chassis, motor home chassis, specialty vehicle chassis, emergency response bodies and related aftermarket parts and assemblies operations; and Delivery and Service Vehicles, consisting of Utilimaster.  For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Specialty Vehicles

Income Statement Data – In Thousands	Year Ended December 31,
	2011			2010		2009
	Amount	Percentage		Amount	Percentage	Amount	Percentage

Sales	$260,484	100.0%		$367,726	100.0%	$396,290	100.0%
Net Income	$(2,560)	(1.0	) %	$13,042	3.5%	$18,080	4.6%
Segment assets	$91,937	100.0%		$116,052	100.0%	$151,225	100.0%

Year ended December 31, 2011 compared to year ended December 31, 2010
Sales in our Specialty Vehicles segment decreased by $107.2 million or 29.2% from 2010 to 2011.  The decreases were led by aftermarket parts and assemblies which decreased by $35.0 million or 55.3% to $28.3 million in 2011 as defense related sales continue to decline, reflecting the completion of our large military orders in 2008.  Also contributing to the decrease in sales were decreases in emergency response chassis of $35.2 million or 24.9% to $106.4 million in 2011, reflecting the softness in this market due to tightening municipal budgets as well as the impact of orders pulled ahead into 2009 and 2010 as a result of the 2010 engine emissions changes.  Sales of our motor home chassis decreased by $23.0 million or 25.8% to $66.0 million as the motor home market trended away from the premium class A market that we support.  Sales of other vehicles, which include drill rigs, defense related and other specialized vehicles and chassis, decreased by $11.2 million or 48.6% to $11.8 million in 2011, driven by decreases in defense related sales.  There were no significant changes in the pricing of the products in our Specialty Vehicles segment.  While we are enacting strategies to increase market penetration and profitability in the emergency response chassis market, we expect that market to remain difficult in 2012, reflecting the impact of constrained municipal budgets.  We also expect to experience continued revenue weakness in the motor home chassis market in 2012 due to the expected loss of a major customer and continued market softness.  Defense related orders are expected to remain at reduced levels, impacting our aftermarket parts and assemblies and, to a lesser extent, our other vehicles markets.  We expect to show improvement in our emergency response bodies market, as a result of increased selling efforts, especially those focused on markets outside the United States.

Net income for our Specialty Vehicles segment decreased by $15.6 million or 119.6% to a net loss of $2.6 million in 2011, driven by the sales declines described above, which resulted in unfavorable absorption of manufacturing overhead and other fixed costs.  The decline in sales and related gross income was partially offset by significant reductions in operating expenses due to cost containment efforts and the restructuring activities enacted in the second quarter of 2011, which led to a pre-tax reduction of approximately $4 million, year over year.

Backlog for our Specialty Vehicles segment decreased by $21.4 million or 19.3% to $89.3 million at December 31, 2011 from $110.6 million at December 31, 2010.  We experienced backlog decreases in all markets served by this segment due to the difficult market conditions in 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009
Sales in our Specialty Vehicles segment decreased by $28.6 million or 7.2% from 2009 to 2010.  Aftermarket parts and assemblies sales drove the majority of the sales decrease, with a $77.6 million or 56.2% decrease from $138.2 million in 2009 to $60.6 million in 2010.  The decrease in aftermarket parts and assemblies sales was mainly attributed to declining sales related to military products, particularly the MRAP vehicles that were produced in 2007 and 2008.  Also contributing to the sales decrease was a decline in emergency response chassis sales of $8.1 million or 5.4% year over year, due to an increase in orders and sales in 2009 related to the 2010 emissions changes, along with a softening of the overall emergency response vehicle market due to tightening state and municipal budgets.  Partially offsetting these declines was an increase in motor home chassis sales, which increased by $53.4 million or 149.9% from $35.6 million in 2009 to $89.0 million in 2010 as the overall market for motor homes showed a marked improvement.  Our backlog of orders for our Specialty Vehicles segment at year end decreased by $89.4 million or 44.7% to $110.6 million in 2010 from $200.0 million in 2009.  While our backlog decreased in all of our Specialty Vehicles product lines, the main driver of the overall decrease was a $70.1 million or 56.6% decrease in backlog for our emergency response chassis to $53.7 million in 2010 from $123.8 million in 2009.  This decrease in emergency response chassis backlog reflects the pull-ahead orders received in 2009 in advance of the 2010 engine emissions change, as well as the softening of the overall emergency response vehicle market in 2010.  There were no changes in pricing of our products that had a significant impact on our financial statements when comparing year-over-year.

Net income decreased by $5.0 million or 27.9% in 2010 to $13.0 million or 3.5% of sales compared to $18.1 million or 4.6% of sales in 2009, due to the decline in revenues year over year, along with an unfavorable product sales mix in 2010 as compared to 2009 as aftermarket parts and assemblies, which carry higher margins, made up a lesser proportion of revenues in 2010.  Our focus on cost containment, which led to a reduction in operating expenses of approximately 20% from 2009 to 2010, along with a lower effective tax rate due to the utilization of research and development tax credits, helped reduce the impact of the lower revenue levels and unfavorable sales mix in 2010.

Backlog for our Specialty Vehicles segment decreased by $89.4 million or 44.7% to $110.6 million at December 31, 2010 from $200.0 million at December 31, 2019, mainly due to reductions in backlog for emergency vehicle chassis and bodies due to fulfillment of orders accelerated into 2009 in anticipation of the 2010 engine emissions changes, along with an overall softening of these markets in 2010.

Delivery and Service Vehicles

Income Statement Data – In Thousands	Year Ended December 31,
	2011		2010			2009*
	Amount	Percentage	Amount	Percentage		Amount	Percentage

Sales	$165,526	100.0%	$113,010	100.0%		$13,248	100.0%
Net Income	$6,433	3.9%	$(1,438)	(1.3	) %	$(663)	4.6%
Segment assets	$80,674	100.0%	$65,860	100.0%		$66,780	100.0%

* Represents one month of activity due to acquisition of Utilimaster on November 30, 2009.

Year ended December 31, 2011 compared to year ended December 31, 2010
We experienced a strong year with our Delivery and Service Vehicles segment, with sales of $165.5 million in 2011, an increase of $52.5 million or 46.5% compared to 2010. This increase was driven by the introduction of aftermarket parts and assemblies for the delivery and service market, including keyless entry systems, safe loading systems and shelving, and an approximately 13% increase in the volume of units sold in 2011 compared to 2010. Pricing increases on certain vehicles produced by our Delivery and Service Vehicles segment, which were largely offset by material cost increases, contributed approximately $3.5 million to the increased sales year over year. We expect sales in our Delivery and Service Vehicles segment to remain strong for 2012, aided by increased demand following several years of lower than average industry shipments, the recently introduced Reach commercial van, which began shipping in January of 2012, and continued strong sales of the aftermarket parts and assemblies described above.

Net income for our Delivery and Service Vehicles segment increased by $7.9 million to $6.4 million for the year ended December 31, 2011, reflecting stronger margins as a result of favorable absorption of overhead and fixed expenses due to the volume increases and favorable product mix as a result of the introduction of the aftermarket parts and assemblies described above. Partially offsetting the sales related gains was an approximately 13% increase in operating expenses, due mainly to higher selling expenses as a result of the increased sales volumes.

Backlog for our Delivery and Service Vehicles segment increased by $23.8 million or 99.6% to $47.7 million at December 31, 2011 from $23.9 million at December 31, 2010, reflecting the strong growth that the delivery and service vehicles market experienced in 2011.

Year ended December 31, 2010 compared to year ended December 31, 2009
Sales at our Delivery and Service Vehicles segment ended significantly higher in 2010 as 2009 encompassed only one month of operations following our acquisition of Utilimaster on November 30, 2009. Delivery and Service Vehicles sales represented 24% of consolidated revenue for 2010. There were no changes in pricing of our products that had a significant impact on our financial statements when comparing year-over-year.

Net income for the year ended December 31, 2010 was negatively impacted by elevated levels of R&D spending, including $2.9 million related to the Reach commercial van. Comparisons of net income with the year ended December 31, 2009 are not meaningful as 2009 included only one month of activity for this segment, following the acquisition of Utilimaster on November 30, 2009.

Backlog for our Delivery and Service Vehicles segment decreased by $10.2 million or 29.9% to $23.9 million at December 31, 2010 from $34.1 million in 2009. Our backlog at December 31, 2009 included a large fleet order that was filled early in 2010. In addition, fleet customers of our Delivery and Service Vehicles segment tend to place large orders on a periodic basis, which can cause larger shifts in timing and volume compared with our other product lines.

Fourth Quarter Results

Historically, our sales levels have varied from quarter to quarter. For a description of quarterly financial data, see Note 17, Quarterly Financial Data (Unaudited), in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

2011
Sales for the fourth quarter were $111.2 million, a decrease of $9.1 million, or 7.6%, from our sales in the third quarter of 2011.  The decrease was driven by a decrease of $19.3 million or 31.6% in Delivery and Service Vehicles sales due to seasonal decreases in aftermarket parts and assemblies sales and walk in van sales related to our customary fourth quarter slowdown due to the busy holiday delivery season.  In addition, in late December we delayed shipment until 2012 of certain walk-in vans in order to affect updates to meet certain regulatory safety requirements.  Based on the likelihood that no recall would be necessary to modify affected walk-in vans already in operation, as well as the immaterial amount of a potential recall campaign, we did not accrue any liability in 2011 for future repair or retrofit costs related to this regulatory safety requirement.  This decrease was partially offset by sales increases in our Specialty Vehicles segment which showed an increase of $10.2 million or 17.3% from third quarter of 2011.  Contributing to the increase in Specialty Vehicles sales were emergency response chassis, motor home chassis and emergency response bodies sales, which increased $6.4 million, $3.3 million and $2.6 million respectively, with an offsetting decrease in defense related and other specialty vehicles of $2.1 million.

Gross profit in the fourth quarter decreased by $5.9 million or 29.0% from third quarter 2011.  This was driven primarily by the seasonal volume decrease in our Delivery and Service Vehicles segment, as discussed above, offset by an increase in Specialty Vehicles sales.

Net earnings for the fourth quarter 2011 decreased $2.5 million or 78.3% from the third quarter.  The decrease in net income was impacted substantially by the sales decline in Delivery and Service Vehicles described above.   Partially offsetting this decrease were increases in sales in our Specialty Vehicles segment, along with lower general and administrative expense, driven by lower research and development spending as the Reach product neared production.

2010
We finished 2010 with a strong fourth quarter, with sales of $126.9 million, an increase of $6.3 million or 5.2% over the third quarter of 2010 and substantially higher than the first and second quarters.  The sales increase in the fourth quarter of 2010 was mainly due to sales at our Delivery and Service Vehicles segment, which were up $11.6 million or more than 40% from the third quarter of 2010, which is attributed to strong fleet sales during the quarter.  Offsetting this increase was a $5.3 million or 5.7% decrease in sales for the fourth quarter of 2010 in our Specialty Vehicles segment as compared with the prior quarter.  The decreases in Specialty Vehicles segment sales was due to declines in motor home chassis sales, which tend to be seasonal, along with declines in aftermarket parts and assemblies and specialty chassis, both of which were largely due to defense related sales declines, along with a decrease in fire truck chassis sales.  Partially offsetting these declines was an increase in fire truck body sales, which was due to a shift toward higher priced units in the fourth quarter as compared to the third quarter of 2010.

Gross profit for the fourth quarter of 2010 decreased slightly from the third quarter, due mainly to a less favorable product mix for the fourth quarter, which more than offset the increase in sales volume.  As compared to the first two quarters of 2010, gross profit in the fourth quarter was higher, owing to an increase in sales volume overall, as well as higher volumes in aftermarket parts and assemblies, which tend to carry higher margins.

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

Financial Condition

Balance sheet at December 31, 2011 compared to December 31, 2010

Accounts receivable decreased by $12.5 million or 23.8% to $40.0 million at December 2011, due to our ongoing emphasis on cash conversion and receivables collections and a decrease in sales for the fourth quarter of 2011 compared to the fourth quarter of 2010.  We reduced our receivable days sales outstanding to 33 days sales at December 31, 2011, a decrease of 4 days from the 37 days sales outstanding at December 31, 2010.

Inventory levels increased by $6.8 million, or 11.4% to $67.0 million at December 31, 2011, mainly due to a delay in shipments from our Delivery and Service Vehicles segment at year end, as discussed above.

Property, plant and equipment decreased by $5.9 million or 8.2% to $65.4 million at December 31, 2011, reflecting depreciation taken in 2011 of $9.4 million, impairment charges against a disused building of $0.8 million and  tooling from a discontinued product line of $0.4 million, and other disposals of $1.0 million.  These decreases were partially offset by investments of $5.3 million, and $0.4 million for assets related to our acquisition of Classic Fire.

Goodwill increased by $2.4 million or 13.0% to $20.8 million at December 31, 2011 as a result of our acquisition of Classic Fire on April 1, 2011.

Accounts payable increased by $3.7 million or 20.6% to $21.6 million at December 31, 2011, mainly due to the increases in sales and production activity in our Delivery and Service Vehicles segment.

Deposits from customers increased by $3.9 million or 98.4% to $7.9 million at December 31, 2011, mainly due to the timing of customer payments received in the last few days of the year and the election of certain customers to make deposits on orders.

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

The reduction in property, plant and equipment of $6.3 million reflects depreciation of $10.2 million, offset by $3.9 million of capital acquisitions, including approximately $0.8 million to support the Reach commercial van, which began production in January of 2012.

Accrued compensation and related taxes decreased $0.5 million or 6.7%, from $7.2 million to $6.7 million year-over-year due to lower compensation expense related to incentive plans.  The lower compensation expense for incentive plans is a result of the lower financial results year-over-year, combined with lower staffing levels as part of our cost realignment activities.

Deposits from customers decreased $7.7 million or 66% to $3.9 million at December 31, 2010 from $11.6 million at December 31, 2009.  The lower level of deposits was mainly due to the reduction of deposits for pre 2010 emissions engines as products were delivered.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash provided by (used in):
Operating activities	$30,137	$38,121	$34,428
Investing activities	(9,159)	4,301	(47,797)
Financing activities	(3,808)	(45,212)	14,600
Discontinued operations	--	(1,178)	3,503
Net increase (decrease) in cash and cash equivalents	$17,170	$(3,968)	$4,734

During 2011, cash and cash equivalents increased by $17.2 million to a balance of $31.7 million as of December 31, 2011. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the year ended December 31, 2011, cash generated by continuing operating activities was $30.1 million primarily due to a decrease in accounts receivable of $13.1 million and increases in accounts payable of $3.5 million and deposits from customers of $3.9 million from December 31, 2010 to December 31, 2011, as discussed above.  For the year ended December 31, 2010, cash generated by continuing operating activities was $38.1 million driven by a decrease in inventories of approximately $36.2 million from $96.3 million at December 31, 2009 to $60.2 million at December 31, 2010.  The decrease in inventory was part of a focused effort by management to reduce inventory and better align working capital with the reduced sales activity for 2010.  Also impacting cash generated by continuing operating activities in 2010 was a decrease in customer deposits and an increase in accounts receivable, as discussed above.  See the Consolidated Statements of Cash Flows contained in Item 8 of this Form 10-K for the other various factors that represented the remaining fluctuation of cash from continuing operations between the years.

Cash used in continuing investing activities of $9.2 million was driven by $5.3 million of cash used in the purchase of property, plant and equipment during the year ended December 31, 2011 and $4.8 million used for the acquisition of Classic Fire in April 2011.  See Note 2, Acquisition Activities in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on this acquisition.  In 2012 we expect to incur cash outlays of $11 million to $13 million, including spending for our ERP system implementation, leasehold improvements related to the facility in Bristol, Indiana and replacement and upgrades of machinery and equipment used in operations.  Cash provided by continuing investing activities during the year ended December 31, 2010 of $4.3 million was driven by $7.4 million in cash proceeds from the sale of substantially all of the assets of our Road Rescue subsidiary in September of 2010.  See Note 3, Discontinued Operations in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on this divestiture.  Partially offsetting these cash proceeds was $3.9 million utilized for purchases of property, plant and equipment during the year ended December 31, 2010, including approximately $0.8 million for capital equipment related to the Reach commercial van.

Cash used in continuing financing activities of $3.8 million during the year ended December 31, 2011 consisted primarily of funds used to pay cash dividends during the year.  Cash used in continuing financing activities of $45.0 million during the year ended December 31, 2010 includes $40.9 utilized to pay down our long term debt, much of which was originated to fund our acquisition of Utilimaster in November 2009.  In addition we utilized $3.3 million in the payment of cash dividends in 2010.

Cash used in discontinued operations of $1.2 million during the year ended December 31, 2010 represents cash utilized by our Road Rescue subsidiary.  See Note 3, Discontinued Operations in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on the divestiture of substantially all of the assets of our Road Rescue subsidiary

Restructuring Activities

During the years ended December 31, 2011, 2010 and 2009, we undertook restructuring initiatives to align expenses to coincide with current revenue expectations.  The actions we took allowed us to maintain profitability despite the fall in sales volumes in 2011.  Cost reduction measures included workforce reductions, plant and operation consolidations and overall improved cost management.  An increased focus on our cash conversion cycle in 2011 helped us to maintain our working capital at a level similar to the prior year.  Efforts to reduce inventory and other balance sheet items drove working capital levels down in 2010, particularly in light of the addition of Utilimaster.  We recorded expense related to these restructuring activities of $2.8 million, $2.0 million and $0.8 million for the years ended December 31, 2011, 2010 and 2009, respectively.  See Note 14, Restructuring Charges in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2011	2010	2009

Current assets	$149,069	$139,954	$184,760
Current liabilities	50,396	41,724	65,023
Working capital	$98,673	$98,230	$119,737

Working capital increased from December 31, 2010 to December 31, 2011 by $0.4 million to $98.7 million, driven by the changes in cash, accounts receivable, inventory, accounts payable and deposits from customers, as described above. The working capital decrease from 2009 to 2010 was impacted primarily by a $36.2 million decrease in inventory and the divesture of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, which were classified as held for sale and included in current assets and current liabilities at December 31, 2009.

Contingent Obligations

In connection with the acquisition of Classic Fire on April 1, 2011 and Utilimaster on November 30, 2009, we incurred contingent obligations that become due in the first quarter of 2012 through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1.0 million for Classic Fire and $7.0 million for Utilimaster.  In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition dates and subsequently adjusted the balances to reflect amortization of the discount and changes in the subsidiaries’ expected performance, resulting in a balance of $2.9 million at December 31, 2011, including $2.2 million classified as current and $0.7 million classified as long term, based upon the likelihood of the payments, discounted to the reporting date.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.  See Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years.  See Note 9, Debt, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line.  The credit facility matures on December 16, 2016.  We had no drawings against this credit line as of December 31, 2011 or 2010.  During the year ended December 31, 2011, and in future years, our revolving credit facility was utilized and will continue to be utilized to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company.  This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us.  See Note 13, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5 million at December 31, 2011 and 2010.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At December 31, 2011, we were in compliance with all debt covenants, and, based on our outlook for 2012, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.1 million and $0.2 million as of December 31, 2011 and 2010, respectively, due and payable over the next five years.

Equity Securities

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is based on management’s assessment of market conditions.  As of December 31, 2011, no shares of common stock were repurchased under this authorization.  If we were to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost approximately $5.6 million based on the closing price of our stock on February 28, 2012.  We believe that we have sufficient resources to fund this potential stock buyback.

On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  No shares of common stock were repurchased under this authorization, which expired October 19, 2011.

Dividends

On October 26, 2011, the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 8, 2011 to shareholders of record on November 10, 2011.

On April 26, 2011 the Company’s Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 9, 2010 to shareholders of record on May 12, 2011.  The total amount of dividends paid in 2011 was $3.3 million.

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

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.  The weighted average interest rate for long term debt as of December 31, 2011 was 3.25%.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$6,342	$273	$546	$5,523	$--
Capital leases	163	68	95	--	--
Operating leases (2)	10,002	1,819	2,863	1,745	3,575
Contingent payments (3)	2,933	83	2,100	750	--
Purchase obligations	26,277	25,608	669	--	--

Total contractual obligations	$45,717	$27,851	$6,273	$8,018	$3,575

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2011.
(2)	Operating leases includes amounts for the Bristol, Indiana facility lease beginning March 1, 2012.
(3)
Contingent payments are estimates associated with the Classic Fire acquisition in April 2011 and the Utilimaster acquisition in November, 2009, which assumes that various contingencies and market opportunities occur in 2011 and beyond.

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

Goodwill is recorded on the financial statements of our Utilimaster, Crimson Fire and Classic Fire subsidiaries, each considered to be separate “reporting units” as referred to below.  We early adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”) in the fourth quarter of 2011.  ASU 2011-08 permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance.  If we elect to bypass the qualitative assessment permitted by ASU 2011-08, or if, after completing the assessment, it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”).  In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We evaluate the recoverability of our indefinite lived intangible assets, which consist of our Classic Fire and Utilimaster trade names, by comparing the estimated fair value of the trade name with its carrying value.  We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value.  In determining the estimated fair value of the trade name, we consider current and projected future levels of revenue based on our plans for Classic Fire or Utilimaster, business trends, prospects and market and economic conditions.

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

The goodwill of the Specialty Vehicles segment of $4.9 million at December 31, 2011, relates to our Crimson and Classic Fire subsidiaries, which were determined to be reporting units under the guidance of Accounting Standards Codification topic 350.  The estimated fair value of Crimson exceeded its carrying value by 22% as of October 1, 2011, the most recent annual assessment date.  Based on the discounted cash flow valuation at October 1, 2011, an increase in the WACC for the Crimson reporting unit of approximately 180 basis points would not result in impairment.  The estimated fair value of Classic Fire, which was acquired on April 1, 2011, exceeded its carrying value by 1% as of October 1, 2011.  We do not consider the small excess of Classic Fire’s fair value over its carrying value to be an indication of likely future goodwill impairment for this reporting unit due to the short time period since its acquisition on April 1, 2011 to the testing date of October 1, 2011.

The goodwill of our Delivery and Service Vehicles segment of $16.0 million at December 31, 2011 related to our Utilimaster subsidiary, the sole reporting unit of that segment.  Based on the results of our qualitative assessment for Utilimaster performed as of October 1, 2011, we determined that it is more likely than not that the fair value of Utilimaster exceeds its carrying value.  Accordingly, the goodwill of Utilimaster was deemed to be not impaired and no further testing was performed.

The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $2.9 million by 26% as of October 1, 2011.

The acquired Classic Fire trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  The estimated fair value of our Classic Fire trade name exceeded its associated carrying value of $0.6 million by 5% as of October 1, 2011.

See Note 7, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

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

Item 7A.               Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At December 31, 2011, we had $5.0 million of debt outstanding under our variable rate short-term and long-term debt agreements.  An increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011.  In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(1) of this Form 10-K.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 14, 2012

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011 and our report dated March 14, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 14, 2012

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31,	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$31,677	$14,507
Accounts receivable, less allowance of $749 and $996	40,042	52,542
Inventories	66,991	60,161
Deferred income tax assets	6,425	6,218
Income taxes receivable	1,479	2,890
Other current assets	2,455	3,636
Total current assets	149,069	139,954

Property, plant and equipment, net	65,399	71,268
Goodwill	20,815	18,418
Intangible assets, net	11,943	10,946
Other assets	1,383	1,163
TOTAL ASSETS	$248,609	$241,749

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$21,649	$17,970
Accrued warranty	5,802	5,702
Accrued customer rebates	1,546	2,388
Accrued compensation and related taxes	5,670	5,583
Deposits from customers	7,902	3,982
Other current liabilities and accrued expenses	7,772	5,997
Current portion of long-term debt	55	102
Total current liabilities	50,396	41,724

Other non-current liabilities	2,932	4,284
Long-term debt, less current portion	5,084	5,122
Deferred income tax liabilities	7,359	7,640

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,596 and 33,215 outstanding	336	332
Additional paid in capital	71,145	68,715
Retained earnings	111,357	113,932
Total shareholders' equity	182,838	182,979
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$248,609	$241,749

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Sales	$426,010	$480,736	$409,538
Cost of products sold	363,662	407,201	328,305
Restructuring charges	1,731	990	264
Gross profit	60,617	72,545	80,969

Operating expenses:
Research and development	13,931	16,912	16,974
Selling, general and administrative	44,305	43,869	42,436
Restructuring charges	1,050	1,006	576
Total operating expenses	59,286	61,787	59,986

Operating income	1,331	10,758	20,983

Other income (expense):
Interest expense	(324)	(950)	(1,322)
Interest and other income	276	444	517
Total other income (expense)	(48)	(506)	(805)

Earnings before taxes	1,283	10,252	20,178

Taxes	510	3,017	7,023

Net earnings from continuing operations	773	7,235	13,155

Net loss from discontinued operations	-	(3,094)	(1,383)

Net earnings	$773	$4,141	$11,772

Basic net earnings (loss) per share
Income from continuing operations	$0.02	$0.22	$0.40
Loss from discontinued operations	-	(0.09)	(0.04)
	$0.02	$0.13	$0.36

Diluted net earnings (loss) per share
Income from continuing operations	$0.02	$0.22	$0.40
Loss from discontinued operations	-	(0.09)	(0.04)
	$0.02	$0.13	$0.36

Basic weighted average common shares outstanding	33,438	33,021	32,729

Diluted weighted average common shares outstanding	33,488	33,101	32,916

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2011, 2010 and 2009
(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2008	32,572	$326	$64,607	$105,710	$170,643

Issuance of common stock and the tax impact of stock incentive plan transactions	188	2	442	-	444

Dividends declared ($0.13 per share)	-	-	-	(4,236)	(4,236)

Issuance of restricted stock, net of cancellation	274	3	(3)	-	-

Stock based compensation expense related to restricted stock	-	-	2,332	-	2,332

Purchase and constructive retirement of stock	(140)	(2)	(279)	(154)	(435)

Net earnings	-	-	-	11,772	11,772

Balance at December 31, 2009	32,894	329	67,099	113,092	180,520

Issuance of common stock and the tax impact of stock incentive plan transactions	107	1	(787)	-	(786)

Dividends declared ($0.10 per share)	-	-	-	(3,301)	(3,301)

Issuance of restricted stock, net of cancellation	214	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	2,405	-	2,405

Net earnings	-	-	-	4,141	4,141

Balance at December 31, 2010	33,215	332	68,715	113,932	182,979

Issuance of common stock and the tax impact of stock incentive plan transactions	7	-	(375)	-	(375)

Dividends declared ($0.10 per share)	-	-	-	(3,348)	(3,348)

Issuance of common stock related to investment in subsidiary	188	2	1,027	-	1,029

Issuance of restricted stock, net of cancellation	186	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	1,780	-	1,780

Net earnings	-	-	-	773	773

Balance at December 31, 2011	33,596	$336	$71,145	$111,357	$182,838

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2011	2010	2009
Cash flows from continuing operating activites:
Net earnings	$773	$4,141	$11,772
Adjust for loss from discontinued operations	-	3,094	1,383
Earnings from continuing operations	773	7,235	13,155
Adjustments to reconcile net earnings from coninuing operations to net cash provided by continuing operating activities:
Depreciation and amortization	10,010	10,718	7,503
(Gain) loss on disposal and impairment of assets	1,139	(819)	432
Expense from changes in fair value of contingent consideration	983	230	-
Tax benefit (expense) related to stock incentive plan transactions	222	566	(140)
Deferred income taxes	(488)	(416)	2,610
Stock based compensation related to stock awards	1,780	2,405	2,332
Decrease (increase) in continuing operating assets, net of acquired business:
Accounts receivable	13,118	(7,568)	34,791
Inventories	(5,478)	36,169	(2,110)
Income taxes receivable	1,412	1,322	(6,978)
Other assets	1,190	(413)	5,576
Increase (decrease) in continuing operating liabilities, net of acquired business:
Accounts payable	3,510	(1,553)	(8,531)
Accrued warranty	(40)	(594)	(3,128)
Accrued customer rebates	(842)	1,064	(174)
Accrued compensation and related taxes	61	(1,610)	(8,170)
Deposits from customers	3,919	(7,589)	1,649
Other current liabilites and accrued expenses	(1,036)	(203)	(4,490)
Taxes on income	(96)	(823)	101
Total adjustments	29,364	30,886	21,273
Net cash provided by continuing operating activities	30,137	38,121	34,428

Cash flows from continuing investing activities:
Proceeds from sale of discontinued operations	-	7,358	-
Purchases of property, plant and equipment	(5,255)	(3,869)	(5,621)
Proceeds from sale of property, plant and equipment	842	826	142
Acquisition of business, net of cash acquired	(4,746)	(14)	(42,318)
Net cash provided by (used in) continuing investing activities	(9,159)	4,301	(47,797)

Cash flows from continuing financing activities:
Proceeds from long-term debt	17	29,024	45,000
Payments on long-term debt	(102)	(70,150)	(26,174)
Purchase and retirement of common stock	-	-	(435)
Issuance of stock	-	-	710
Net use of cash from the exercise, vesting or cancellation of stock incentive awards	(153)	(219)	(405)
Cash retained (paid) related to tax impact of stock incentive plan transactions	(222)	(566)	140
Payment of dividends	(3,348)	(3,301)	(4,236)
Net cash provided by (used in) continuing financing activities	(3,808)	(45,212)	14,600

Cash flows from discontinued operations:
Operating activities	-	(4,146)	3,695
Investing activities	-	2,968	(192)
Net cash provided by (used in) discontinued operations	-	(1,178)	3,503

Net increase (decrease) in cash and cash equivalents	17,170	(3,968)	4,734
Cash and cash equivalents at beginning of year	14,507	18,475	13,741
Cash and cash equivalents at end of year	$31,677	$14,507	$18,475

Supplemental disclosures: Non-cash investing activities for 2011 include the issuance of common stock valued at $1,029 in conjunction with the acquisition of Classic Fire, LLC.  Cash paid for interest was $516, $1,208 and $1,300 for 2011, 2010 and 2009. Cash paid for income taxes was $629, $679 and $9,284 for 2011, 2010 and 2009.

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”) is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. The Company’s principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles. The Company also has various subsidiaries that are manufacturers of bodies for various markets including emergency response vehicles and delivery and service vehicles.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Spartan Chassis, Inc. (“Spartan Chassis”), Crimson Fire, Inc. (“Crimson”), Crimson Fire Aerials, Inc. (“Crimson Aerials”), Utilimaster Corporation (which was acquired on November 30, 2009) (“Utilimaster”), Classic Fire, LLC (which was acquired on April 1, 2011) (“Classic Fire”), and Road Rescue, Inc. (“Road Rescue”) through its date of sale on September 20, 2010.  As the result of our sale of substantially all of the assets and related liabilities of Road Rescue, the financial results related to this operation are presented as discontinued operations in the Company’s Consolidated Financial Statements for 2010 and 2009. See Note 3, Discontinued Operations for further details.  All intercompany transactions have been eliminated.

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

Inventories are stated at the lower of first-in, first-out cost or market. Estimated inventory allowances for slow-moving inventory are based upon current assessments about future demands, market conditions and related management initiatives.  If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight line basis for financial statement purposes and an accelerated method for income tax purposes.  Cost includes an amount of interest associated with significant capital projects.  Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.  Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized.  The Company reviews its property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, and that are not held for sale for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded.  The Company annually reviews indefinite lived intangible assets for impairment by comparing the carrying value of those assets to their fair value.

Other intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

The Company performs its annual goodwill and indefinite lived intangible assets impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  The Company early adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”) in the fourth quarter of 2011.  ASU 2011-08 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for its products and current and forecasted financial performance.  Under the guidance of ASU 2011-08, the Company has an unconditional option to bypass the qualitative assessment and proceed to the first step of the two-step impairment test.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

If the Company elects to bypass the qualitative assessment permitted by ASU 2011-08 for a reporting unit, or if, after completing the assessment, it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”).  In determining the estimated future cash flows, management considers current and projected future levels of income based on its plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.   If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed.  The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

The Company evaluates the recoverability of its indefinite lived intangible assets, which consist of its Utilimaster and Classic Fire trade names, based on estimates of future royalty payments that are avoided through its ownership of the trade names, discounted to their present value.  In determining the estimated fair value of the trade name, management considers current and projected future levels of revenue based on its plans for Utilimaster and Classic Fire, business trends, prospects and market and economic conditions.

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.
See Note 7, Goodwill and Intangible Assets, for further details on the Company’s goodwill and other intangible assets.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Taxes on Income.  The Company accounts for income taxes under a method that requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period.  Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of the Company’s SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of the Company’s stock options outstanding during the period. The Company’s unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations.  See Note 15, Earnings Per Share, for further details.

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

Fair Value.  The Company is required to disclose the fair value of its financial instruments.  The carrying value at December 31, 2011 and 2010 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature.  The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications.  Certain amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.  As the result of our sale of substantially all of the assets and related liabilities of the Company’s Road Rescue subsidiary on September 20, 2010, the financial results related to this operation are presented as discontinued operations in the Company’s Consolidated Financial Statements for 2010 and 2009.

Discontinued Operations.    In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, a wholly-owned subsidiary of the Company previously reported within the former Emergency Vehicle Team reportable segment.  In September 2010, the Company completed the sale of substantially all of the assets of Road Rescue.  For 2010 and 2009, the operating results and assets and liabilities related to Road Rescue that were sold have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for 2010 and 2009, unless noted otherwise. See Note 3 - Discontinued Operations for further detail.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Segment Reporting.  For reporting purposes, the Company has defined its reportable segments to be Specialty Vehicles and Delivery and Service Vehicles.  Reportable segments are identified based on differences in products, services and markets served and how the chief operating decision makers utilize financial data and make decisions to allocate resources.  More detailed information about the reporting segments can be found in Note 16 - Business Segments.

New Accounting Standards

In September 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted.  The Company’s early adoption of ASU 2011-08 for its October 1, 2011 annual goodwill impairment testing did not have an impact on its consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-28, Intangibles-Goodwill and Other (Topic 350):  When to perform Step 2 of the Goodwill Impairment Test for Reporting  Units with Zero or Negative Carrying Amounts (“ASU 2010-28”).  ASU 2010-28 requires a company to perform Step 2 of the goodwill impairment test if the carrying value of the reporting unit is zero or negative and adverse qualitative factors indicate that it is more likely than not that a goodwill impairment exists.  The qualitative factors to consider are consistent with the existing guidance and examples in Topic 350, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount.  The requirements in ASU 2010-28 were effective for public companies in the first annual period beginning after December 15, 2010.  The adoption of ASU 2010-28 did not have an impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued Accounting Standards Update 2010-29 (“ASU 2010-29”), Business Combinations (Topic 805):  Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that when a public company completes a business combination(s), the company should disclose revenue and earnings of the combined entity as though the business combination(s) occurred as of the beginning of the comparable prior annual reporting period.  The update also expands the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the pro forma revenue and earnings.  The requirements in ASU 2010-29 are effective for business combinations that occur on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  The adoption of ASU 2010-29 did not have a material impact on the Company’s consolidated financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 – ACQUISITION ACTIVITIES

Classic Fire

On April 1, 2011, the Company completed its acquisition of substantially all of the assets and related liabilities of Classic Fire, a manufacturer of emergency response vehicles and fire apparatus.  The acquisition of Classic Fire has allowed the Company to expand its offerings in the emergency response vehicles market into segments and price points that complement its offerings from Spartan Chassis, Crimson  and Crimson Aerials, as well as provide strategic sourcing of pump modules and other technology.  Classic Fire is reported as a component of the Company’s Specialty Vehicles segment.  The pro forma effect of the acquisition on the Company’s results of operations is not material.

The revenue and earnings of Classic Fire, included in the Company’s results since the April 1, 2011 acquisition, and acquisition related expenses included in the Company’s Consolidated Statements of Operations are not material.

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements.  The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes.  The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011.  The performance-based earn out payments provide for additional consideration, up to a maximum amount of $1,000, that may be paid to the sellers of Classic Fire.  During the year ended December 31, 2011, the Company recorded an adjustment to operating expenses of $97 to bring the contingent liability to $83 based on the expected future payment amounts, discounted to December 31, 2011.

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

The Company leases the land and building that houses the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.  For the year ended December 31, 2011, the Company accreted $45 to earnings as amortization of this liability.

Utilimaster

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

The acquisition of Utilimaster has diversified the Company’s revenue stream into new markets that offer growth potential and are not directly dependent on government funding or consumer spending.  The acquisition also allowed the Company to gain entry into the North American delivery and service vehicles market, add fabrication and vehicle body expertise, benefit from Utilimaster’s strong brand, market share position, and solid customer base, and create opportunities to leverage future growth in the Company’s chassis business.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Included in the Company’s results since the November 30, 2009 acquisition of Utilimaster are net sales of $165,525, $113,010 and $13,248 for the years ended December 31, 2011, 2010 and 2009, operating income of $10,040 for the year ended December 31, 2011 and operating  losses of $2,242 and $974 for the years ended December 31, 2010 and 2009.  Included in the 2009 results from Utilimaster was a one-time charge to cost of products sold of $500 related to the fair value step-up of inventories acquired from Holdings and sold in December 2009.

Pro forma Results of Operation (Unaudited)
The following table provides pro forma net sales and results of operations for the year ended December 31, 2009, as if Utilimaster had been acquired as of January 1, 2008.  Net earnings and Diluted net earnings per share include the results of the Company’s discontinued operations.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as increased depreciation and amortization expense on assets acquired from Utilimaster resulting from the fair valuation of assets acquired and the impact of acquisition financing in place at December 31, 2009.  The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Utilimaster. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations (Unaudited)

Net sales	$506,871

Net earnings	11,186

Diluted net earnings per share	0.34

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

Contingent Consideration
Pursuant to the Merger Agreement, the prior shareholders of Holdings may receive additional consideration through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. The Merger Agreement specifies three separate categories of potential payouts, including: 1) a single payment contingent upon the sale and delivery on or before a specified date of the “Reach” Next Generation Commercial Van (“NGCV”) that was in development at the time of the acquisition, 2) a single payment contingent upon the sale and delivery of a specified number of the Reach NGCV on or before a specified date, and 3) annual payments for each calendar year beginning in 2010 through and including 2014 as a percentage of and contingent upon revenues for that calendar year exceeding predetermined thresholds.  In accordance with accounting guidance for business combinations, at the date of sale the Company recorded a contingent liability of $1,541 for the value of the future consideration based upon its best estimate of the likelihood of the payments, discounted to its present value using a discount rate of 15%.  During the years ended December 31, 2011 and 2010, the Company recorded additional expense of $1,080 and $230 reflecting changes in the present value of the contingent liability due to the decrease in the discount period of approximately $346 in 2011 and $230 in 2010, along with expense of approximately $734 in 2011 due to changes in the estimated payouts based on Utilimaster’s expected revenue for 2011 through 2014, bringing the total contingent liability to $2,851 at December 31, 2011.  As of December 31, 2011, no payments were required to have been made against this contingent liability.  A payment of $1,100 was made in March of 2012 based on 2011 sales that exceeded target levels.  A payment of $1,000 is expected to be made in the second quarter of 2012 as a result of the sale of the first Reach unit in accordance with the first payout category as described above.

Goodwill Assigned
The acquisition resulted in the recognition of $15,961 of goodwill, which is not deductible for tax purposes. See Note 7, Goodwill and Intangible Assets, for further information on goodwill.

Goodwill largely consists of expected synergies resulting from the acquisition and the estimated value of the workforce employed. Key areas of expected cost savings include increased purchasing power for raw materials; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead for shared services and governance.  The Company has realized significant growth synergies through the application of each company’s innovative technologies and through the combined businesses’ broader product portfolio in key industry segments.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Financing for the Utilimaster Acquisition
Financing for the acquisition of Utilimaster included cash of $22,914, net of cash received, and debt financing of $19,416 (see Note 9, Debt), for a total amount of consideration paid, net of cash acquired, of $42,330.  Contingent consideration currently recorded at $2,852 will be paid as it becomes due.

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

NOTE 3 – DISCONTINUED OPERATIONS

In June 2010, the Company’s Board of Directors decided to discontinue the operations of Road Rescue and hold the assets for sale.  The exit of the Road Rescue operations was driven by the realignment of the Company’s cost structure and a focus on areas of the business that generate profitable market share.   Exiting this business has allowed the Company to concentrate efforts and resources on business opportunities with the best long-term growth potential and focus more on core operations.

On September 20, 2010, the Company completed the sale of substantially all of the assets and related liabilities of its Road Rescue operations to an unrelated party for $8,000, consisting of $7,067 in cash, net of an estimated working capital adjustment of $572 and selling costs of $361.  During the fourth quarter of 2010, the working capital adjustment was finalized, resulting in an additional adjustment of $70, paid by the Company to the purchaser.  As a result, during the year ended December 31, 2010, the Company recognized a pre-tax gain on sale, after all net working capital adjustments, of $603 which is recorded in the Consolidated Statements of Income under Net loss from discontinued operations.  The acquiring entity is not a related party of the Company following the completion of the sale.

For the year ended December 31, 2010, Road Rescue’s pre-tax loss from operations includes asset impairment charges of $1,875, including a $1,746 write-down in the book value of the building used by Road Rescue to its estimated fair value, and exit costs of $129.  The following table details the results of discontinued operations reported in the Consolidated Statements of Income within Net loss from discontinued operations:

	Year ended December 31,
	2010	2009
Sales	$14,002	$20,388
Pre-tax loss from operations	(5,067)	(2,338)
Pre-tax gain on sale	603	-
Net loss	(3,094)	(1,383)

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2011	2010

Finished goods	$14,763	$16,453
Work in process	18,518	9,528
Raw materials and purchased components	37,275	37,868
Reserve for slow-moving inventory	(3,565)	(3,687)

TOTAL INVENTORY	$66,991	$60,161

Included in the “Raw materials and purchased components” line item above are transitional engines purchased in preparation for the 2010 engine emissions change.  In addition, this line item includes engines that were purchased from vendors who had notified the Company that the respective models would no longer be available.  These combined engines amounted to $607 and $5,560 December 31, 2011 and 2010.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to $8,091 and $5,606 at December 31, 2011 and 2010.  When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on the Company’s Consolidated Statements of Income.

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2011	2010

Land and improvements	$6,676	$6,769
Buildings and improvements	66,070	66,917
Plant machinery and equipment	27,737	26,196
Furniture and fixtures	15,173	14,252
Vehicles	3,242	3,267
Construction in process	1,095	1,307

SUBTOTAL	119,993	118,708
Less accumulated depreciation	(54,594)	(47,440)

TOTAL PROPERTY, PLANT AND EQUIPMENT, NET	$65,399	$71,268

During 2011, the Company engaged in certain restructuring activities, including the write down of $1,186 for fixed assets, consisting of $753 for a building that is no longer in use and $433 for tooling related to a discontinued product line.  These restructuring charges include $433 and $627 recorded within Cost of products sold and Operating expenses, respectively, under the Company’s Specialty Vehicles segment and $126 recorded within Operating expenses reported under “Other” in the Company’s segment reporting.  See Note 14, Restructuring Charges for further information on these activities.

There were no capitalized interest costs in 2011 or 2010.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 6 - LEASES

The Company leases certain office equipment and manufacturing and warehouse space under operating lease agreements. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2011, 2010 and 2009 was $1,201, $799 and $1,063, respectively.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payment Amounts
2012	$1,104
2013	934
2014	499
2015	283
2016	32

Total	$2,852

On February 13, 2012, the Company entered into a ten year lease, commencing March 1, 2012, for an existing building of approximately 425,600 square feet of manufacturing and office space.  The Company’s aggregate contractual lease payment obligation under the lease is $7,150, payable in equal monthly payments over the ten year term of the lease.  See Note 18, Subsequent Events for further information about this lease.

The Company leases certain office equipment, computer hardware and material handling equipment under capital lease agreements.  Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $346 and $235, respectively, at December 31, 2011.  Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2012	$69
2013	65
2014	30
2015	-
Total lease obligations, including imputed interest	164
Less imputed interest charges	(25)
Total outstanding capital lease obligations	139

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

The Company tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount.  The Company early adopted ASU 2011-08 for its goodwill testing in the fourth quarter of 2011.  See “Goodwill and Other Indefinite-Lived Intangible Assets” within Note 1 General and Summary of Accounting Policies for a description of the Company’s accounting policies regarding goodwill and other intangible assets.

At October 1, 2011 the Company performed a qualitative assessment of its Utilimaster reporting unit, which is included in the Company’s Delivery and Service Vehicles reportable segment, to evaluate the potential for impairment of its goodwill.  After assessing the totality of relevant events and circumstances related to its Utilimaster reporting unit, the Company determined that it was more likely than not that the fair value of its Utilimaster reporting unit exceeded its carrying amount.  Accordingly it was unnecessary to perform the two-step impairment test and no goodwill impairment was recognized in 2011 for the Utilimaster reporting unit.  At October 1, 2010, the goodwill at Utilimaster was evaluated using a discounted cash flow valuation.  Based on that valuation, the estimated fair value of Utilimaster exceeded its carrying value by approximately 17% and therefore no impairment was recorded.

The goodwill at the Company’s Crimson subsidiary, a reporting unit which is included in the Company’s Specialty Vehicles reportable segment, was evaluated as of October 1, 2011 and 2010, using a discounted cash flow valuation.  The estimated fair value of Crimson exceeded its carrying value by approximately 22% and 24% in 2011 and 2010 and therefore there was no impairment.  As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in the Company’s impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the weighted average cost of capital (“WACC”) assumption.  Based on the discounted cash flow valuation at October 1, 2011, an increase in the WACC for the Crimson reporting unit of approximately 180 basis points would not result in impairment.

The goodwill at the Company’s Classic Fire subsidiary, a reporting unit which is included in the Company’s Specialty Vehicles reportable segment, was evaluated as of October 1, 2011 using a discounted cash flow valuation.  The estimated fair value of Classic Fire exceeded its carrying value by approximately 1%, and therefore there was no impairment.  The Company does not consider the small excess of Classic Fire’s fair value over its carrying cost to be an indication of the likelihood of future goodwill impairment for this reporting unit due to the short time period since its acquisition on April 1, 2011 to the testing date of October 1, 2011.  See Note 2, Acquisition Activities for further information on the acquisition of Classic Fire.

The Company’s goodwill by reportable segment is as follows (amounts in thousands):

	Specialty Vehicles	Delivery and Service Vehicles	Total

Balances as of December 31, 2009	$2,457	$15,947	$18,404

Adjustment to Utilimaster acquisition	-	14	14

Balances as of December 31, 2010	2,457	15,961	18,418

Acquisition of Classic Fire	2,397	--	2,397

Balances as of December 31, 2011	$4,854	$15,961	$20,815

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

There were no accumulated impairment losses recorded against the goodwill in the Company’s Specialty Vehicles or Delivery and Service Vehicles segments as of December 31, 2009.

The Company has other intangible assets associated with its Utilimaster and Classic Fire subsidiaries, including customer relationships, non-compete agreements, unpatented technology, an acquired product development project and trade names.  See Note 2 Acquisition Activities for further information on these intangible assets.

The Company recorded $653, $545 and $129 of intangible asset amortization expense during 2011, 2010 and 2009.  The amortizable intangible assets are being amortized over their remaining lives consistent with the pattern of economic benefits estimated to be received.  The acquired product development project intangible will be amortized on a similar basis following its completion in January, 2012.  The non-compete agreement, unpatented technology, and certain other intangible assets resulting from the Classic Fire acquisition are being amortized on a straight-line basis, while the Company’s other intangible assets, except for the trade names which have an indefinite life, are being amortized based on the pattern of estimated after-tax operating income generated.  The Company estimated the fair value of its Utilimaster and Classic Fire trade names, as of October 1, 2011 and 2010, based on estimates of future royalty payments that are avoided through its ownership of the trade names, discounted to their present value.   The estimated fair value of the Company’s Utilimaster trade name at October 1, 2011 and 2010 exceeded its carrying cost by approximately 26% and 14%, respectively.  The estimated fair value of the Company’s Classic Fire trade name at October 1, 2011 exceeded its carrying cost by approximately 5%.  Accordingly, there was no impairment recorded on either of these trade names during the years ended December 31, 2011 or 2010.

The following table provides information regarding the Company’s other intangible assets:

		As of December 31, 2011			As of December 31, 2010
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	18	$6,760	$817	$5,943	$6,170	$282	$5,888
Acquired product development project	20	1,860	-	1,860	1,860	-	1,860
Unpatented technology	10	380	29	351	-	-	-
Non-compete agreements	6	520	161	359	400	72	328
Backlog	less than 1	320	320	-	320	320	-
Trade Names	indefinite	3,430	-	3,430	2,870	-	2,870
		$13,270	$1,327	$11,943	$11,620	$674	$10,946

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2012	$891
2013	958
2014	870
2015	776
2016	600
Thereafter	4,418
$8,513

NOTE 8 - TAXES ON INCOME

Taxes on income consist of the following:

	Year Ended December 31,
	2011	2010	2009

Taxes on income of continuing operations	$510	$3,017	$7,023
Income tax credits of discontinued operations	-	(1,275)	(736)
Total taxes on income	$510	$1,742	$6,287

Income taxes from continuing operations consist of the following:
	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$452	$2,475	$4,344
State	546	958	69
Total current	998	3,433	4,413
Deferred (credit):
Federal	(71)	(458)	2,395
State	(417)	42	215
Total deferred	(488)	(416)	2,610

TOTAL TAXES ON INCOME	$510	$3,017	$7,023

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 12, Stock Based Compensation. These adjustments were an addition of $222 and $566 in 2011 and 2010, and a reduction of $140 in 2009.  The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.  Taxes on income for the year ended December 31, 2010 include $1,168 for research and development tax credits applied for in 2010, which is largely a reflection of the Company’s increased research and development efforts in recent years.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2011		2010		2009
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$436	34.00%	$3,588	35.00%	$7,062	35.00%
Increase (decrease) in income taxes resulting from:
Nondeductible expenses	418	32.57	111	1.08	316	1.57
State tax expense, net of federal income tax benefit	46	3.59	650	6.34	250	1.23
Adjustment of valuation allowance on state net operating losses and tax credit carryforwards, net of federal income tax benefit	(103)	(8.02)	--	--	--	--
Section 199 production deduction	(85)	(6.62)	(289)	(2.82)	(279)	(1.38)
Federal research and development tax credit	(327)	(25.48)	(1,168)	(11.40)	(203)	(1.01)
Other	125	9.71	125	1.23	(123)	(0.60)
TOTAL	$510	39.75%	$3,017	29.43%	$7,023	34.81%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2011	2010
Current asset (liability):
State tax credit and net operating loss carryforwards, net of federal income tax benefit	$4,006	$3,688
Warranty reserve	2,599	2,524
Inventory costs and reserves	1,940	2,072
Compensation related accruals	889	868
Federal income tax benefit related to state unrecognized tax benefits	87	517
Vendor compensation	146	201
Prepaid insurance	(305)	(275)
Charitable contributions	278	-
Other	331	272
Total - Current	9,971	9,867
Valuation Allowance	(3,546)	(3,649)

Total - Current, Net	$6,425	$6,218

Noncurrent asset (liability):
Depreciation	$(6,653)	$(6,314)
Goodwill	(3,890)	(3,835)
Other	3,184	2,509
Total – Noncurrent, net	$(7,359)	$(7,640)

At December 31, 2011 and 2010, the Company had state deferred tax assets, related to state tax net operating loss carry-forwards, of approximately $1,136 and $931, respectively, which begin expiring in 2017.  Also, as of December 31, 2011, the Company had state deferred tax assets, related to state tax credit carry-forwards, of approximately $5,026, which begin expiring in 2019.  The Company has valuation allowances against these deferred tax assets, which are reflected in the above table net of Federal income taxes, and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable in the particular states.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2011, 2010 and 2009 is as follows:

	2011	2010	2009
Balance at January 1,	$987	$1,145	$884
Increase (decrease) related to prior year tax positions	(62)	280	304
Increase related to Utilimaster purchase	--	--	279
Increase (decrease) related to current year tax positions	150	150	(3)
Settlements	176	(535)	(319)
Expiration of statute	(261)	(53)	--
Balance at December 31,	$990	$987	$1,145

As of December 31, 2011, the Company had an ending UTB balance of $990, along with $315 of interest and penalties, for a total of $1,305.  Of this total, $269 was recorded as current and $1,036 as non-current, based on the applicable statute of limitations.  The change in interest and penalties amounted to a decrease of $49 and $1 in 2011 and 2010 and an increase of $190 in 2009, which were reflected in taxes on income within the Consolidated Statements of Income.

The Company operates in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, the Company’s effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of the Company’s cash and could result in an increase in the Company’s effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in the Company’s effective income tax rate in the period of resolution.  The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

As of December 31, 2011, the Company is no longer subject to examination by federal taxing authorities for 2006 and earlier.  The Company also files tax returns in a number of states and those jurisdictions remain subject to examination in accordance with relevant state statutes.

NOTE 9- DEBT

Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2):	--	--
Capital lease obligations (See Note 6 – Leases)	139	224
Total debt	5,139	5,224
Less current portion of long-term debt	(55)	(102)
Total long-term debt	$5,084	$5,122

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The long-term debt due is as follows; $55 in 2012; $56 in 2013; $28 in 2014; none in 2015 and $5,000 thereafter.

(1)
The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding at December 31, 2011 and 2010 with prudential Investment Management, Inc.

(2)
The Company’s primary line of credit is a $70,000 unsecured revolving line with Well Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time.  The Company had no borrowings on this line at December 31, 2011 or 2010.  General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at December 31, 2011.  See Note 13, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program.  The applicable borrowing rate including margin was 3.25% at December 31, 2011.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2011 and 2010, the Company was in compliance with all debt covenants.

NOTE 10 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year.   For comparative purposes, amounts are presented for those customers in the other years presented.

The Company had one customer classified as a major customer in 2011, which was a customer of the Delivery and Service Vehicles segment, while the major customers from 2010 and 2009 were from the Specialty Vehicles segment, as follows:

	2011		2010		2009
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$73,508	$2,272	$38,617	$1,458	$4,921	$244
Customer B	35,598	851	48,680	3,329	10,919	3,120
Customer C	17,063	930	65,165	7,215	91,479	4,955

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 11 - COMPENSATION INCENTIVE PLANS

The Company sponsors defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements.  The Company’s matching contributions vest over 5 years and were approximately $271, $273 and $1,100 in 2011, 2010 and 2009.  These amounts were expensed as incurred.

The Spartan Motors, Inc. Economic Value Add Plan (the “EVA Plan”) encompasses a quarterly and an annual bonus program.  The quarterly program covers certain full-time employees of the Company.  The cash bonuses paid under the quarterly program are equal for all participants.  Amounts expensed for the quarterly bonus were $1,024, $309 and $1,400 for 2011, 2010 and 2009.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on the Company’s achievement of a target amount of net operating profit after tax for a given year, less a capital charge based upon the tangible net operating assets employed in the business, along with achievement of certain pre-defined management objectives.  Amounts expensed for the annual bonus were $1,149, $687 and $1,100 for 2011, 2010 and 2009.

NOTE 12 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors.  Shares reserved for stock awards under these plans total 4,950,000.  Total shares remaining available for stock incentive grants under these plans totaled 1,124,000 at December 31, 2011.  The Company is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Stock Option and Restricted Stock Plan of 2003, Stock Incentive Plan of 2005 and Stock Incentive Plan of 2007.  The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant.  Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

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

The Company receives a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock on the date of exercise over the exercise price of the options.  As required, the Company reports any excess tax benefits in its Consolidated Statement of Cash Flows as financing cash flows.  Excess tax benefits derive from the difference between the tax deduction and the fair market value of the option as determined by the Black-Scholes valuation model.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Option activity for the year ended December 31, 2011 is as follows for all plans:

	Total Number of Options (000)	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2010	682	$4.81
Granted and vested	--	--
Exercised	(53)	2.77
Cancelled	(24)	4.60
Options outstanding and exercisable at December 31, 2011	605	4.99	$96	2.2

No options were granted in 2011, 2010 or 2009.  The total intrinsic value of options exercised during years ended December 31, 2011, 2010 and 2009, were $147, $204 and $538.

SARs activity for the year ended December 31, 2011 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2010	392	$3.04
Granted and vested	--	--
Exercised	(1)	2.03
Cancelled	(26)	3.07
SARs outstanding and exercisable at December 31, 2011	365	3.04	$18	5.2

No SARs were granted in 2011, 2010 or 2009; accordingly, there was no related compensation expense nor income tax benefit recognized in the corresponding income statements.  These SARS could have been exercised for the issuance of 3,648 shares of the Company’s common stock at December 31, 2011. The total intrinsic value of SARs exercised during the years ended December 31, 2011, 2010 and 2009 was $3, $0 and $120.

Restricted Stock Awards. The Company issues restricted stock, at no cash cost, to directors, officers and key employees of the Company.  Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares are subject to the risk of forfeiture and may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is generally three to five years. The unearned stock-based compensation related to restricted stock awards, using the market price on the date of grant, is being amortized to compensation expense over the applicable vesting periods.  Cash dividends are paid on unvested restricted stock grants and all such dividends vest immediately.

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

Restricted stock activity for the year ended December 31, 2011, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2010	593	$7.42
Granted	202	4.30
Vested	(229)	7.99
Cancelled	(16)	7.77
Non-vested shares outstanding at December 31, 2011	550	6.02	1.5

The weighted-average grant date fair value of non-vested shares granted was $4.30, $4.30 and $11.33 for the years ended December 31, 2011, 2010 and 2009.

During 2011, 2010 and 2009, the Company recorded compensation expense, net of cancellations, of $1,780, $2,405 and $2,332, related to restricted stock awards and direct stock grants.  The total income tax benefit recognized in the Consolidated Statements of Income related to restricted stock awards was $623, $842 and $816 for 2011, 2010 and 2009.  For the years ended December 31, 2011, 2010 and 2009, restricted shares vested with a fair market value of $1,134, $1,055 and $2,102.  When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked.  As of December 31, 2011, the Company had unearned stock-based compensation of $2,553 associated with these restricted stock grants, which will be recognized over a weighted average of 1.5 years.

Employee Stock Purchase Plan.  The Company instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase the Company’s common stock on quarterly offering dates at a 5% discount to the fair market value on the purchase date.  A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000. At December 31, 2011 and 2010, the Company had outstanding letters of credit totaling $5,084 and $1,180, respectively, related to the Company’s workers compensation insurance, certain emergency response vehicle body contracts and the Utilimaster chassis agreement discussed below.

In December, 2011, the Company reached a settlement with a customer regarding certain supply contracts Spartan Chassis had completed but for which the customer claimed a post-delivery price adjustment.  An adjustment for the excess amount accrued over the settlement amount is reflected in sales for the year ended December 31, 2011.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

At December 31, 2011, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by Utilimaster’s customers from the OEM and drop-shipped to Utilimaster’s premises.  Utilimaster is a bailee of most other chassis under converter pool agreements with the OEMs, as described below.  Chassis possessed under converter pool agreements are invoiced to the customer by the OEM or its affiliated financial institution based upon the terms of the converter pool agreements.  On an annual basis, Utilimaster purchases and takes title to an immaterial number of chassis that ultimately are recorded as sales and cost of sales. Converter pool chassis obtained from the OEMs are based upon estimated future requirements and, to a lesser extent, confirmed orders from customers.  Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained at Utilimaster’s production facility under the conditions that Utilimaster will store such chassis, will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement.  The manufacturer does not transfer the certificate of origin to Utilimaster and, accordingly, Utilimaster accounts for the chassis in the Company’s possession as bailed inventory belonging to the manufacturer.

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $4,030 and $1,858 outstanding on the Company’s revolving credit line on December 31, 2011 and 2010.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets.   See Note 9 Debt for further information on the Company’s revolving line of credit.

Warranty Related

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

Changes in the Company’s warranty liability during the years ended December 31, 2011 and 2010 were as follows:

	2011	2010
Balance of accrued warranty at January 1	$5,702	$6,296
Warranties issued during the period	2,750	3,530
Adjustments (1)	140	-
Cash settlements made during the period	(4,164)	(5,306)
Changes in liability for pre-existing warranties during the period, including expirations	1,374	1,182
Balance of accrued warranty at December 31	$5,802	$5,702
 (1)  Adjustments are assumed warranties outstanding at Classic Fire on April 1, 2011.

NOTE 14 – RESTRUCTURING CHARGES

During 2011, 2010 and 2009, the Company has undergone restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.

The following table provides a summary of the compensation related charges incurred through December 31, 2011, along with the related outstanding balances to be paid in relation to those expenses.

Severance

Balance as of January 1, 2010	$-
Accrual for severance	1,022
Payments made in period	(906)
Balance December 31, 2010	$116
Accrual for severance	278
Payments and adjustments made in period	(394)
Balance December 31, 2011	$-

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Restructuring charges included in the Consolidated Statements of Income for the years ended December 31, 2011 and 2010 broken down by segment as follows:

	2011			2010			2009
	Specialty Vehicles	Other	Total	Specialty Vehicles	Delivery and Service Vehicles	Total	Specialty Vehicles	Delivery and Service Vehicles	Total

Accrual for severance	$278	$-	$278	$380	$642	$1,022	$411	$-	$411

Inventory impairment	1,317	-	1,317	974	-	974	-	-	-

Asset impairments (1)	1,060	126	1,186	-	-	-	429	-	429

Totals through December 31	$2,655	$126	$2,781	$1,354	$642	$1,996	$840	$-	$840

(1)
Asset impairments in 2011 include $753 for a disused building and $433 for tooling related to a discontinued product line.  The asset impairment in 2009 includes $429 for demolition of an abandoned building.

Restructuring charges affecting cost of products sold amounted to $1,731, $990 and $264 for the years ended December 31, 2011, 2010 and 2009.  Restructuring charges impacting operating expenses for the years ended December 31, 2011, 2010 and 2009 were $1,050, $1,006 and $576.

NOTE 15 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2011, 2010 and 2009 (in thousands).  The stock awards noted as antidilutive were not included in the diluted weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases.

	Year Ended December 31,
	2011	2010	2009
Basic weighted average common shares outstanding	33,438	33,021	32,729
Effect of dilutive stock options	50	80	187
Diluted weighted average common shares outstanding	33,488	33,101	32,916

Antidilutive stock awards:
Stock options	65	258	41

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 16 - BUSINESS SEGMENTS

Based on its management structure and the processes employed for allocating resources across the Company by its chief operating decision makers, the Company operates in two reportable business segments: Specialty Vehicles and Delivery and Service Vehicles.

The Specialty Vehicle segment consists of Crimson, Crimson Aerials, Classic Fire and Spartan Chassis.  This segment engineers and manufactures emergency response chassis, motor home chassis, specialty vehicle chassis and emergency response bodies, and distributes related aftermarket parts and assemblies.  The Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  Assets and related depreciation expense and interest expense in the column labeled “Other” pertain to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

Sales to customers outside the United States were $22,675, $14,173 and $11,101 for the years ended December 31, 2011, 2010 and 2009, respectively, or 5.3%, 2.9% and 2.6%, respectively, of sales for those years. All of the Company’s long-lived assets are located in the United States.

The accounting policies of the segments are the same as those described in Note 1, General and Summary of Accounting Policies.  Sales and other financial information by business segment are as follows:

Year Ended December 31, 2011

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated
Motorhome chassis sales	$66,034	$--	$--	$66,034
Emergency response chassis sales	106,392	--	--	106,392
Emergency response bodies sales	47,926	--	--	47,926
Utilimaster product sales	--	118,810	--	118,810
Other product sales
Vehicles	11,818	--	--	11,818
Aftermarket parts and assemblies	28,314	46,716	--	75,030
Sales	$260,484	$165,526	$--	$426,010

Interest expense	$41	$227	$56	$324
Depreciation and amortization expense	5,047	2,442	2,522	10,010
Taxes (credit) on income	(597)	3,380	(2,273)	510
Net earnings (loss)	(2,560)	6,433	(3,100)	773
Capital expenditures	1,885	2,597	773	5,255
Segment assets	91,937	80,674	75,998	248,609

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2010

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated
Motorhome chassis sales	$89,003	$--	$--	$89,003
Emergency response chassis sales	141,584	--	--	141,584
Emergency response bodies sales	50,811	--	--	50,811
Utilimaster product sales	--	96,167	--	96,167
Other product sales
Vehicles	23,001	--	--	23,001
Service parts and accessories	63,327	16,843	--	80,170
Sales	$367,726	$113,010	$--	$480,736

Interest expense	$1,070	$194	$(314)	$950
Depreciation and amortization expense	5,013	3,336	2,369	10,718
Taxes (credit) on income	4,979	(968)	(994)	3,017
Net earnings (loss) from continuing operations	13,042	(1,438)	(4,369)	7,235
Net loss from discontinued operations	--	--	(3,094)	(3,094)
Net earnings (loss)	13,042	(1,438)	(7,463)	4,141
Capital expenditures	2,223	1,414	232	3,869
Segment assets	116,052	65,860	59,837	241,749

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2009

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles (1)	Other	Consolidated
Motor home chassis sales	$35,613	$--	--	$35,613
Emergency response chassis sales	149,719	--	--	149,719
Emergency response bodies sales	46,234	--	--	46,234
Utilimaster product sales		12,061		12,061
Other product sales
Specialty Vehicles	24,402	--	--	24,402
Service parts and accessories	140,322	1,187	--	141,509
Sales	$396,290	$13,248	$--	$409,538

Interest expense	$1,362	$17	$57	$1,322
Depreciation and amortization expense	4,816	357	2,330	7,503
Taxes (credit) on income	10,174	(425)	(2,726)	7,023
Net earnings (loss) from continuing operations	18,080	(663)	(4,262)	13,155
Net loss from discontinued operations	--	--	(1,383)	(1,383)
Net earnings (loss)	18,080	(663)	(5,645)	11,772
Capital expenditures	5,399	101	121	5,621
Segment assets	151,225	66,780	75,272	293,277

(1)	Represents only one month ended December 31, 2009.

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2011 and 2010 is as follows (full year amounts may not sum due to rounding):

	2011 Quarter Ended				2010 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$95,133	$99,364	$120,303	$111,211	$117,636	$115,656	$120,572	$126,875

Gross profit	12,962	12,666	20,458	14,531	16,841	16,493	19,770	19,441

Net earnings (loss)	(898)	(898)	3,198	694	3	(2,610)	3,317	3,431

Basic net earnings (loss) per share	(0.03)	(0.07)	0.10	0.02	0.00	(0.08)	0.10	0.10

Diluted net earnings (loss) per share	(0.03)	(0.07)	0.10	0.02	0.00	(0.08)	0.10	0.10

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

During the second quarter of 2011, the Company incurred costs of $2,781 associated with restructuring activities.  Of those restructuring costs, recorded in cost of products sold were $1,731, while operating expenses recorded were $1,050.  See Note 14, Restructuring Charges, for more details on this activity.

During the first and second quarters of 2010, the Company incurred costs associated with restructuring activities of   $178 and $1,818, respectively.  Of those restructuring costs, recorded in cost of products sold were $13 and $977 in the first and second quarter, respectively, while operating expenses recorded were $165 and $841 for the first and second quarter, respectively.  See Note 14, Restructuring Charges, for more details on this activity.

NOTE 18 – SUBSEQUENT EVENTS

On February 10, 2012 the Company’s Board of Directors approved the sale of the Company’s facility in Wakarusa, Indiana.

On February 13, 2012, the Company entered into a lease with Fruit Hills Investments, LLC (the “Lease”), whereby commencing March 1, 2012, the Company will lease an existing building, as well as certain machinery and equipment within the building.  The Company’s aggregate contractual lease payment obligation under the lease is $7,150, payable in equal monthly payments over the ten year term of the lease.   Under the terms of the lease, the Company has an option to purchase the leased land and building at its then-current appraised fair market value, along with an option to renew the lease, at the same base rental rate, for an additional term of five years following the initial ten year lease term.

 On February 14, 2012, the Company announced the planned move of its Utilimaster operations from its current campus in Wakarusa, Indiana to the leased building in Bristol, Indiana.  As a result of the move and expected sale, the Company expects to record a non-cash impairment charge totaling $4 million to $6 million in the first quarter of 2012 on its land, buildings and certain machinery and equipment related to its Wakarusa, Indiana campus.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.  Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2011, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2011.  The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2012, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2012, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2012, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2011.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	970,000	$6.14	1,099,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	970,000	$6.14	1,124,000

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

The numbers of shares reflected in column (c) in the table above with respect to the 2007 Plan (637,694 shares), the 2005 Plan (344,205 shares) and the 2003 Plan (117,225 shares) represent shares that may be issued other than upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2012, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 23, 2012, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2011, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2011, 2010 and 2009

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2011

Consolidated Balance Sheets - December 31, 2011 and December 31, 2010

Consolidated Statements of Income - Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows - Years Ended December 31, 2011, 2010 and 2009

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

10.3
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

10.6	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.7	Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework.*

10.8
Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.10	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.*

10.11	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.12	Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference. *

10.13
Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 and incorporated herein by reference.

10.14
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

10.15	Amended and Restated Credit Agreement, dated December 16, 2011, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

21	Subsidiaries of Registrant.

Exhibit Number	Document
23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
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

SPARTAN MOTORS, INC.

March 14, 2012	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2012	By	/s/ John E. Sztykiel
John E. Sztykiel Director, President and Chief Executive Officer (Principal Executive Officer)

March 14, 2012	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

March 14, 2012	By	* /s/ Joseph M. Nowicki
Richard R. Current, Director

March 14, 2012	By	* /s/ Joseph M. Nowicki
Richard F. Dauch, Director

March 14, 2012	By	* /s/ Joseph M. Nowicki
Ronald Harbour, Director

March 14, 2012	By	* /s/ Joseph M. Nowicki
Kenneth Kaczmarek, Director

March 14, 2012	By	* /s/ Joseph M. Nowicki
Andrew Rooke, Director

March 14, 2012	By	* /s/ Joseph M. Nowicki
Hugh W. Sloan, Director

March 14, 2012	* By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2011:

Allowance for doubtful accounts	$996	$15	$--	$(262)	$749

Reserve for slow-moving inventory	3,687	2,741	35	(2,898)	3,565

Accrued warranty	5,702	2,750	140	(2,790)	5,802

Valuation allowance for deferred tax assets	3,649	111	--	(214)	3,546

Year ended December 31, 2010:

Allowance for doubtful accounts	$685	$548	$--	$(237)	$996

Reserve for slow-moving inventory	2,853	3,047	--	(2,213)	3,687

Accrued warranty	6,296	3,530	--	(4,124)	5,702

Valuation allowance for deferred tax assets	3,601	129	--	(81)	3,649

Year ended December 31, 2009:

Allowance for doubtful accounts	$80	$660	$63	$(118)	$685

Reserve for slow-moving inventory	2,510	653	1,264	(1,574)	2,853

Accrued warranty	7,880	2,202	1,536	(5,322)	6,296

Valuation allowance for deferred tax assets	490	3,155	--	(44)	3,601

EXHIBIT INDEX

Exhibit Number	Document

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

10.3
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

10.6	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.7	Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework.*

10.8
Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.*

10.10	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009, and incorporated herein by reference.*

10.11	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005, and incorporated herein by reference.*

10.12	Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 and incorporated herein by reference.

10.13
Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts dated November 30, 2009.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, and incorporated herein by reference.

10.14
Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009, and incorporated herein by reference.

10.15	Amended and Restated Credit Agreement, dated December 16, 2011, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.
21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

ii

Exhibit Number	Document

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document
_________________________

*Management contract or compensatory plan or arrangement.

iii