Form 10-Q
period 2012-03-31
SPARTAN MOTORS INC
filed 2012-05-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common stock, $.01 par value	33,878,053 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will”, “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

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

•
We source components from a variety of domestic and global suppliers who may be subject to disruptions from natural or man-made causes.  Disruptions in our supply of components could have a material and adverse impact on our results of operations or financial position.

•
Changes in the markets we serve may, from time to time, require us to re-configure our production lines or re-locate production of products between buildings or to new locations in order to maximize the efficient utilization of our production capacity.  Costs incurred to effect these re-configurations may exceed our estimates and efficiencies gained may be less than anticipated.

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report.  However, this list is not intended to be all inclusive.  The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report.  However, those risks may not be the only risks we face.  Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements.  We believe that the forward-looking statements contained in this Report are reasonable.  However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.                                    Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31
	2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$39,441	$31,677
Accounts receivable, less allowance of $675 and $749	43,141	40,042
Inventories	58,737	66,991
Deferred income tax assets	6,425	6,425
Income taxes receivable	3,003	1,479
Assets held for sale	3,432	-
Other current assets	2,757	2,454
Total current assets	156,936	149,068

Property, plant and equipment, net	56,317	65,399
Goodwill	20,816	20,816
Intangible assets, net	11,720	11,943
Other assets	1,561	1,383
TOTAL ASSETS	$247,350	$248,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,552	$21,649
Accrued warranty	5,853	5,802
Accrued customer rebates	1,093	1,546
Accrued compensation and related taxes	5,816	5,670
Deposits from customers	6,867	7,902
Other current liabilities and accrued expenses	8,175	7,772
Current portion of long-term debt	55	55
Total current liabilities	50,411	50,396

Other non-current liabilities	3,168	2,932
Long-term debt, less current portion	5,071	5,084
Deferred income tax liabilities	7,359	7,359

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,873 and 33,596 outstanding	339	336
Additional paid in capital	71,660	71,145
Retained earnings	109,342	111,357
Total shareholders' equity	181,341	182,838
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$247,350	$248,609

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$118,812	$95,133
Cost of products sold	101,453	82,171
Restructuring charge	3,615	-
Gross profit	13,744	12,962

Operating expenses:
Research and development	3,775	3,548
Selling, general and administrative	11,596	10,743
Restructuring charge	1,793	-
Total operating expenses	17,164	14,291

Operating loss	(3,420)	(1,329)

Other income (expense):
Interest expense	(91)	(95)
Interest and other income	207	84
Total other income (expense)	116	(11)

Loss before taxes	(3,304)	(1,340)

Taxes	(1,289)	(442)

Net loss	$(2,015)	$(898)

Basic and Diluted net loss per share	$(0.06)	$(0.03)

Basic and Diluted weighted average common shares outstanding	33,019	32,652

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
 (Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activites:
Net loss	$(2,015)	$(898)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,392	2,397
Loss on disposal and impairment of assets	4,594	72
Expense from changes in fair value of contingent consideration	407	64
Tax (benefit) expense related to stock incentive plan transactions	6	(14)
Stock based compensation related to stock awards	453	437
Decrease (increase) in operating assets:
Accounts receivable	(3,099)	10,926
Inventories	8,254	(1,275)
Income taxes receivable	(1,524)	(313)
Other assets	(303)	272
Increase (decrease) in operating liabilities:
Accounts payable	903	6,810
Accrued warranty	51	195
Accrued customer rebates	(453)	(1)
Accrued compensation and related taxes	146	130
Deposits from customers	(1,035)	(1,372)
Other current liabilites and accrued expenses	(8)	(1,189)
Taxes on income	58	346
Total adjustments	10,842	17,485
Net cash provided by operating activities	8,827	16,587

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,115)	(1,440)
Proceeds from sale of property, plant and equipment	1	-
Acquisition of business, net of cash acquired	-	(4,685)
Net cash used in investing activities	(1,114)	(6,125)

Cash flows from financing activities:
Proceeds from long-term debt	-	17
Payments on long-term debt	(14)	(25)
Net proceeds from the exercise, vesting or cancellation of stock incentive awards	71	18
Cash retained (paid) related to tax impact of stock incentive plan transactions	(6)	14
Net cash provided by financing activities	51	24

Net increase in cash and cash equivalents	7,764	10,486
Cash and cash equivalents at beginning of period	31,677	14,507
Cash and cash equivalents at end of period	$39,441	$24,993

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number of	Common	Additional	Retained	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Equity
Balance at December 31, 2011	33,596	$336	$71,145	$111,357	$182,838

Issuance of common stock and the tax impact of stock incentive plan transactions	(39)	-	65	-	65

Issuance of restricted stock, net of cancellation	316	3	(3)	-	-

Stock based compensation expense related to restricted stock	-	-	453	-	453

Net loss	-	-	-	(2,015)	(2,015)

Balance at March 31, 2012	33,873	$339	$71,660	$109,342	$181,341

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the “Company”) consolidated financial statements for the year ended December 31, 2011, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.  There have been no changes in such accounting policies as of the date of this report.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of March 31, 2012, the results of operations for the three month period ended March 31, 2012 and the cash flows for the three month period ended March 31, 2012, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at March 31, 2012 and December 31, 2011.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

Recently issued accounting standards

In September, 2011 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”).  ASU 2011-08 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, an entity is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount.  ASU 2011-08 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning on or after December 15, 2011, with early adoption permitted.  The Company’s early adoption of ASU 2011-08 for its goodwill impairment testing as of October 1, 2011 did not have an impact on its consolidated financial statements.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2012	2011

Finished goods	$11,367	$14,763
Work in process	15,408	18,518
Raw materials and purchased components	35,871	37,275
Reserve for slow-moving inventory	(3,909)	(3,565)

	$58,737	$66,991

The Company has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and the net carrying amount was $8,772 and $8,091 at March 31, 2012 and December 31, 2011.

NOTE 3 – ACQUISITION ACTIVITIES

On April 1, 2011, the Company completed its acquisition of substantially all of the assets and related liabilities of Classic Fire, LLC (“Classic Fire”), a manufacturer of fire trucks and fire apparatus.  The Company’s acquisition of Classic Fire has allowed it to expand its offerings in the fire truck market into segments and price points that complement its offerings from Spartan Motors Chassis, Inc. and Crimson Fire, Inc., as well as provide strategic sourcing of pump modules and other technology.  Classic Fire is reported as a component of the Company’s Specialty Vehicles segment.  The pro forma effect of the acquisition on the Company’s results of operations is immaterial.

The revenue and earnings of Classic Fire are included in the Company’s results since the April 1, 2011 acquisition. Acquisition related expenses included in the Company’s Condensed Consolidated Statements of Operations are not material.

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements.  The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes.  The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011.  During the year ended December 31, 2011 the Company recorded an adjustment to operating expenses of $97 to bring the contingent liability to $83, based on the expected future payment amounts, discounted to December 31, 2011.  During the three months ended March 31, 2012 the Company recorded an adjustment to operating expenses of $83 to bring the contingent liability to $0 based on the likelihood of future payments.

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

The Company leases the land and building that houses the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.  For the three months ended March 31, 2012 the Company accreted $15 to earnings as amortization of this liability.

NOTE 4 – DEBT

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2)	--	--
Capital lease obligations	126	139
Total debt	5,126	5,139
Less current portion of long-term debt	(55)	(55)
Total long-term debt	$5,071	$5,084

The long-term debt due is as follows; $42 in 2012; $56 in 2013; $28 in 2014; none in 2015 and $5,000 in 2016.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

(1)
The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding at March 31, 2012 and December 31, 2011 with Prudential Investment Management, Inc.

(2)
The Company’s primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time.  The Company had no borrowings on this line at March 31, 2012 or December 31, 2011.  General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at March 31, 2012.  See Note 6, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program.  The applicable borrowing rate including margin was 3.25% at March 31, 2012.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At March 31, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

NOTE 5 – RESTRUCTURING

During the quarter ending March 31, 2012 the Company incurred restructuring charges including asset impairments as the result of its planned relocation of its delivery and service vehicles operations and certain severance charges within its Specialty Vehicles segment to help align expenses with current and future revenue expectations.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Restructuring charges included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 are as follows:

	Segment
	Delivery and Service Vehicles	Specialty Vehicles	Total

Cost of products sold
Asset Impairment	$3,372	$-	$3,372
Bristol relocation costs	98	-	98
Accrual for severance	-	145	145
Total cost of products sold	3,470	145	3,615

Operating expenses
Asset Impairment	1,153	-	1,153
Bristol relocation costs	47	-	47
Accrual for severance	-	593	593
Total operating expenses	1,200	593	1,793

Total restructuring	$4,670	$738	$5,408

As a result of the planned move of the delivery and service vehicles operations to Bristol, Indiana, the Company classified certain buildings and related machinery and equipment within its Wakarusa, Indiana facility as held for sale.  During the three months ended March 31, 2012, the buildings and machinery and equipment were adjusted to their current fair values less cost to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $4,525.  The estimated fair value of these assets of $3,432 is recorded within Assets held for sale at March 31, 2012 on the Condensed Consolidated Balance Sheets.

The following table provides a summary of the compensation related charges incurred through the three month period ended March 31, 2012 and the related outstanding balances to be paid out in relation to those expenses:

Severance
Balance as of Jan 1, 2012	$--

Accrual for severance	738

Payments made in period	(81)

Balance as of March 31, 2012	$657

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000.  The balance of letters of credit outstanding was $4,450 and $5,084 at March 31, 2012 and December 31, 2011, respectively, related to the Company’s workers compensation insurance, certain emergency response vehicle body contracts and the Utilimaster chassis agreement discussed below.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

At March 31, 2012, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $3,916 and $4,030 outstanding on the Company’s revolving credit line at March 31, 2012 and December 31, 2011.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.   See Note 4 Debt for further information on the Company’s revolving line of credit.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. In the first quarter of 2012 the Company made earn out payments totaling $1,100, leaving an aggregate maximum amount of future payments of $5,900.  The Company has recorded a contingent liability for the estimated fair value of the future consideration of $2,241 based upon the likelihood of the payments, discounted to March 31, 2012.  The contingent liability includes charges of $490 for the three months ended March 31, 2012 which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations.  The increase in estimated fair value of the contingent liability for the first three months of 2012 is primarily due to an expected increase in Utilimaster’s revenue for 2012 over the amounts originally projected at the time of the acquisition.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Changes in the Company’s warranty liability during the three months ended March 31, 2012 and 2011 were as follows:

	2012	2011
Balance of accrued warranty at January 1	$5,802	$5,702
Warranties issued during the period	1,287	685
Cash settlements made during the period	(918)	(911)
Changes in liability for pre-existing warranties during the period, including expirations	(318)	421
Balance of accrued warranty at March 31	$5,853	$5,897

NOTE 7 - BUSINESS SEGMENTS

The Company operates in two reportable segments: Specialty Vehicles, and Delivery and Service Vehicles.

The Specialty Vehicle segment consists of the Company’s Spartan Chassis, Inc., Crimson Fire, Inc., Crimson Fire Aerials, Inc., and Classic Fire, LLC subsidiaries.  This segment engineers and manufactures emergency response chassis, motor home chassis, emergency response bodies and defense vehicles and also provides related aftermarket parts and assemblies.  The Delivery and Service Vehicles segment consists of the Company’s Utilimaster, Inc. subsidiary and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.  Assets and related depreciation expense, along with interest expense, in the column labeled “Other” pertain to capital assets and debt maintained at the corporate level.  Appropriate expense amounts are allocated to the two reportable segments and are included in their reported net earnings or loss.  Segment loss from operations in the “Other” column contains the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

SPARTAN MOTORS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended March 31, 2012

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Motor home chassis sales	$18,562	$--	$--	$18,562
Emergency response chassis sales	24,564	--	--	24,564
Emergency response bodies sales	9,322	--	--	9,322
Utilimaster product sales	--	37,114	--	37,114
Other product sales
Vehicles	1,165	--	--	1,165
Aftermarket parts and assemblies	6,351	21,734	--	28,085
Sales	$59,964	$58,848	$--	$118,812

Interest expense	$--	$23	$68	$91
Depreciation and amortization expense	1,073	730	589	2,392
Taxes (credit) on income	(981)	509	(817)	(1,289)
Net earnings (loss)	(1,535)	795	(1,275)	(2,015)
Capital expenditures	249	389	477	1,115
Segment assets	90,834	73,408	83,108	247,350

Three Months Ended March 31, 2011

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Motor home chassis sales	$19,033	$--	$--	$19,033
Emergency response chassis sales	30,617	--	--	30,617
Emergency response bodies sales	7,945	--	--	7,945
Utilimaster product sales	--	19,339	--	19,339
Other product sales
Vehicles	4,463	--	--	4,463
Aftermarket parts and assemblies	9,428	4,308	--	13,736
Sales	$71,486	$23,647	$--	$95,133

Interest expense	$5	$90	$--	$95
Depreciation and amortization expense	1,239	572	586	2,397
Taxes (credit) on income	416	(425)	(433)	(442)
Net earnings (loss)	673	(863)	(708)	(898)
Capital expenditures	480	960	--	1,440
Segment assets	105,214	67,035	73,941	246,190

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Wakarusa, Indiana (“Utilimaster”); and, as of April 1, 2011, Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida.  Spartan Chassis, Crimson, Crimson Aerials and Classic Fire make up our Specialty Vehicles segment and Utilimaster comprises our Delivery and Service Vehicles segment. Classic Fire was included in our Specialty Vehicles segment beginning with the second quarter of 2011.  Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leader in the designing, engineering and manufacturing of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for emergency response chassis and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on our chassis. Crimson specializes in the engineering and manufacturing of emergency response vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Classic Fire specializes in manufacturing emergency response vehicles built on chassis from outside sources and provides strategic sourcing of pump modules.  Utilimaster is a leading manufacturer of vehicles made to customer specifications in the delivery and service market, including walk-in and hi-cube vans, truck bodies and the new Reach commercial van.

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

Recent Acquisition

On April 1, 2011, we completed our acquisition of substantially all of the assets of Classic Fire, a manufacturer of fire trucks and fire apparatus, as more fully described in Note 3 - Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.  Our acquisition of Classic Fire has allowed us to expand our offerings in the emergency response vehicle market into segments and price points that complement our offerings from Spartan Chassis and Crimson as well as provided strategic sourcing of pump modules and other technology.

Executive Overview

We reported sales of $118.8 million for the first quarter of 2012, an increase of 24.9% over the $95.1 million in sales we reported in the first quarter of 2011.  We reported a net loss of $2.0 million, or $0.06 per share for the three months ended March 31, 2012, compared to a net loss of $0.9 million, or $0.03 per share for the same period in 2011.  Excluding the restructuring charges incurred in the first quarter of 2012, we recorded adjusted net income of $1.3 million or $0.04 per share.  We did not record any restructuring charges in the first quarter of 2011.

Our Delivery and Service Vehicles segment continued its strong performance in the first quarter, with an increase in sales of $35.2 million or 149.2% to $58.8 million for the quarter ended March 31, 2012 compared to $23.6 million for the same period in 2011.  These increases were somewhat offset by the continuing softness in our Specialty Vehicles segment, with all of the markets served by that segment, except for emergency vehicle bodies, showing decreases in revenues in the first quarter of 2012 compared to the same period in 2011.

During the first quarter of 2012 we incurred restructuring costs of $5.4 million as a result of asset impairments and other activities related to the planned move of our delivery and service vehicles operation to Bristol, Indiana, as well as operational changes within our specialty vehicles operations.  We expect to incur additional restructuring charges of  $2.5 to $3.0 million for the remainder of 2012 related to the relocation to Bristol, and other strategic initiatives.  We expect that these restructuring actions will result in future savings of approximately $4 million per year as a result of increased efficiencies in our delivery and service vehicles operations and will allow our specialty vehicles operations to remain competitive in a difficult market environment.  These cost savings are expected to be fully realized beginning in early 2013.

Our overall backlog decreased by 1.0% to $135.7 million at March 31, 2012 compared to $137.0 million at December 31, 2011, which reflects a seasonal decrease in our delivery and service vehicles backlog.  This decrease was largely offset by increases in our backlog for emergency response vehicles and chassis, as a result of a recent upswing in our order intake in those markets.

The current quarter’s results reflect the scope of our restructuring plans that we expect will result in increased long term profitability in our delivery and service vehicles business.  We continue to experience strong cash flows from operations with the help of tightly managed accounts receivable and inventory balances.   This generation of cash will allow us to complete our restructuring initiatives and enact other strategic objectives without incurring additional debt.  Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve.  Some of our recent innovations and strategic developments include:
  The Reach™, a delivery and service van offering up to 35% better fuel economy, which debuted at the 2011 National Truck Equipment Association’s “The Work Truck Show".  This compelling product establishes a new benchmark for safety, performance and cost-effectiveness and further solidifies Utilimaster’s technical leadership in the delivery and service market.

  The consolidation of the Spartan emergency response vehicles business under the Spartan ERTM brand to eliminate brand dilution and ensure focus on one brand:  Spartan.
  The introduction of the Spartan Telstar, a 138 foot telescopic and articulated aerial platform, which supplies an “up, over and down” range of motion to navigate over parapets for roof rescues, clear power lines and trees for access and provide for below-grade rescues.
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
  The introduction of the Spartan Intelligent Pump Solution (IPS).  This new pumper system offers upgrades to traditional firefighting equipment, including improved storage, overall pump capabilities and functionality and maneuverability of the fire fighting vehicle.
  The award of orders to Spartan Chassis for Metro Star® emergency response chassis for multiple fire departments in China and Chile, representing another step forward in our efforts to expand sales globally.
  The Spartan Advanced Protection System (APS), a pioneering blend of industry-first airbag and safety belt protections that make occupants safer than ever before.  The APS offers eight airbags, including officer and driver knee airbags and a rear side curtain which is larger than any other system on the road, along with a restraint control module deploying advanced motion sensors around the cab perimeter and advanced seat belts with pretensioning and load limiting.
  The introduction of the Spartan One-Touch Rapid Compressed Air Foam System (CAFS).  Spartan engineering has incorporated smart electronics and developed an exclusive plumbing design to deliver the unique, easy to use, One-Touch Rapid CAFS.
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
  Growth opportunities in field service solutions for existing customer fleets that will allow improvement in performance, safety and retrofitting with new vocational packages.
The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales:

	Three Months Ended March 31,
	2012	2011
Sales	100.0	100.0
Cost of products sold	85.4	86.4
Restructuring charge	3.0	--
Gross profit	11.6	13.6
Operating expenses:
Research and development	3.2	3.7
Selling, general and administrative	9.8	11.3
Restructuring charge	1.5	--
Operating loss	(2.9)	(1.4)
Other expense, net	0.1	0.0
Loss before taxes	(2.8)	(1.4)
Taxes	(1.1)	(0.5)

Net loss	(1.7)	(0.9)

Quarter Ended March 31, 2012 Compared to the Quarter Ended March 31, 2011

For the three months ended March 31, 2012, we reported consolidated sales of $118.8 million, an increase of $23.7 million or 24.9% compared to the same quarter in 2011.  These results reflect the continued strength in our Delivery and Service Vehicles segment, along with continued softness in our Specialty Vehicles segment, as most of the markets served by that segment remain challenging.    In our Delivery and Service Vehicles segment we expect sales for the remainder of 2012 to decrease somewhat from those experienced in the first quarter, due to an expected decrease in sales of certain aftermarket parts, along with our seasonal fourth quarter decrease in our fleet sales due to the busy holiday delivery season.  We expect to see some increase in revenues for the remainder of 2012 in our Specialty Vehicles markets, compared to the previous year, particularly in sales of emergency response vehicle bodies.

Cost of products sold increased by $22.9 million or 27.9%, to $105.1 million in the first quarter of 2012 compared to $82.2 million in the first quarter of 2011.  As a percentage of sales, cost of products sold increased to 88.4% in the first quarter of 2012, compared to 86.4% in the first quarter of 2011.  This increase is mainly due to restructuring charges of $3.6 million incurred within cost of products sold during the first quarter of 2012 as a result of the planned move of our Utilimaster operations to Bristol, Indiana, along with restructuring actions undertaken in our specialty vehicle operations.  Also contributing to the increase were higher incremental production costs related to our Reach commercial van as that vehicle entered production.  This increase was partially offset by favorable margins due to changes in the mix of products sold in the first quarter of 2012 as compared to the same period in 2011, along with increased overhead absorption as a result of higher production volumes for certain product lines in our Delivery and Service Vehicles segment.  Excluding restructuring charges, our adjusted cost of products sold increased by $19.3 million or 23.5% to $101.5 million, driven by the increase in revenue compared with the first quarter of 2011.

Gross profit increased by $0.7 million, or 5.40%, to $13.7 million for the quarter ended March 31, 2012 from $13.0 million for the same period in 2011.  The increase was the result of the higher sales volumes and partially offset by restructuring charges, as discussed above.  Consolidated gross margin decreased to 11.5% from 13.6% over the same time period, impacted by the restructuring charges, product mix and overhead absorption as discussed above.  Excluding restructuring charges, our adjusted gross profit increased by $4.4 million, or 33.8% to $17.4 million, while our adjusted gross margin increased to 14.6% in the first quarter of 2012 compared to 13.6% for the same period in 2011.

Operating expenses increased by $2.9 million or 20.3% to $17.2 million for the quarter ended March 31, 2012, compared to $14.3 million for the same period in 2011, mainly driven by restructuring expense incurred in 2012 related to the planned move of our Utilimaster operations to Bristol, Indiana along with restructuring activities undertaken in our Specialty Vehicles segment.  Research and development expenses increased slightly due to increased efforts on product innovation, including the Spartan APS and Reach van, along with the addition of Classic Fire, which was not present in the first quarter of 2011.  Selling, general and administrative expenses increased by $0.9 million or 7.9% to $11.6 million for the quarter ended March 31, 2012 compared to $10.7 million in the same period of 2011, driven by higher selling costs due to increased sales volumes and additional provisions for certain earn-out payments associated with the increased revenues at our Utilimaster subsidiary.  Also contributing to the year over year increase were operating expenses from our Classic Fire subsidiary, which were not present in the first quarter of 2011.  Excluding restructuring charges, our adjusted operating expense increased by $1.1 million, or 7.7% to $15.4 million, or 12.9% of sales due to the factors discussed above.

Our effective income tax rate was 39.0% in the first quarter of 2012, compared to 33.0% in the first quarter of 2011.  The increase in our effective tax rate in 2012 is primarily attributable to the expiration of the federal research and development tax credit on December 31, 2011.

We recorded a net loss of $2.0 million, or $0.06 per share, for the three months ended March 31, 2012, compared to a net loss of $0.9 million, or $0.03 per share for the same period in 2011.  Driving the change in net loss for the three months ended March 31, 2012 compared with the prior year were the factors mentioned above.

Excluding all restructuring costs incurred in 2012, adjusted net earnings was $1.3 million or $0.04 per diluted share for the three months ended March 31, 2012, compared to a net loss of $0.9 million or $0.03 per share for the three months ended March 31, 2011, which did not include any restructuring charges.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures (adjusted cost of products sold, adjusted gross profit, adjusted operating expense, adjusted net earnings and adjusted net earnings per share) are not measurements of financial performance under GAAP and should not be considered as an alternative to cost of products sold, gross profit, operating expense, net earnings (loss) or net earnings (loss) per share under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted cost of products sold, adjusted gross profit, adjusted operating expense, adjusted net earnings and adjusted net earnings per share, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles cost of products sold to adjusted cost of products sold, gross profit to adjusted gross profit, operating expense to adjusted operating expense, net earnings (loss) to adjusted net earnings and net earnings (loss) per share to adjusted net earnings per share for the periods indicated (dollars in thousands, except per share amounts) (unaudited):

	Three Months Ended March 31,
	2012	% of Sales	2011	% of Sales
Cost of products sold	$105,068	88.4%	$82,171	86.4%
Less: restructuring charges	3,615	3.0%	-	--
Adjusted cost of products sold	$101,453	85.4%	$82,171	86.4%

Gross profit/Gross margin	$13,744	11.6%	$12,962	13.6%
Add back: restructuring charges	3,615	3.0%	-	--
Adjusted gross profit/Adjusted gross margin	$17,359	14.6%	$10,743	13.6%

Operating expenses	$17,164	14.4%	$14,291	15.0%
Less: restructuring charges	1,793	1.5%	-	--
Adjusted operating expenses	$15,371	12.9%	$14,291	15.0%

Operating loss/Operating margin	$(3,420)	-2.9%	$(1,329)	-1.4%
Add back: restructuring charges	5,408	4.6%	-	--
Adjusted operating income (loss)/Adjusted operating margin	$1,988	1.7%	$(1,329)	-1.4%

Net loss	$(2,015)	-1.7%	$(898)	-0.1%
Add back: restructuring charges, net of tax	3,298	2.8%	-	--
Adjusted net income (loss)	$1,283	1.1%	$(898)	-0.1%

Net loss per share - basic and diluted	$(0.06)		$(0.03)
Add back: restructuring charges, net of tax	0.10		-
Adjusted net earnings (loss) per share - diluted	$0.04		$(0.03)

At March 31, 2012, we had $135.7 million in backlog compared to $166.1 million at March 31, 2011, a decrease of $30.4 million or 18.3%, which is mainly attributable to our Delivery and Service Vehicles segment which decreased by $32.9 million or 45.1%, along with a decrease of $7.1 million, or 96.0% in backlog in our defense markets.  The decrease in our Delivery and Service Vehicles Segment backlog is attributable to the seasonality of orders in this market.  We expect our order intake and backlog in this segment for 2012 to be at levels similar to 2011 for the year as a whole. The decrease in the defense related backlog reflects the continued softness in this market due to Federal Government reductions in spending for defense related vehicles.  Partially offsetting these decreases in backlog were increases in our backlog related to emergency response vehicles and emergency response chassis, which increased by a combined $10.2 million or 14.2%, driven by strong order intake during the first quarter of 2012 for these product lines.   Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by December, 2012.

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

Our Segments

We are organized into two reportable segments, Specialty Vehicles and Delivery and Service Vehicles. For certain financial information related to each segment, see Note 7 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Sales	$59,964	100.0%	$71,486	100.0%

Net earnings (loss)	(1,535)	-2.6%	673	0.9%

Segment assets	90,834		105,214

Comparison of the Three Month Periods Ended March 31

Sales in our Specialty Vehicles segment decreased by $11.5 million, or 16.1% to $60.0 million in the first quarter of 2012 compared to $71.5 million for the same period of 2011, driven by decreases in sales of emergency response chassis, and defense related sales of vehicles and aftermarket parts.  Sales of our emergency response chassis decreased by $6.4 million, or 20.6% to $24.6 million as a result of the continued sluggishness of the emergency response market due to tightening government budgets.  Our motor home chassis sales decreased only slightly in the first quarter of 2012 compared to the prior year.  Sales of aftermarket parts and assemblies related to our Specialty Vehicles segment decreased by $4.5 million or 49.1%, reflecting a decrease in defense related sales.  Partially offsetting these decreases was an increase in our emergency response bodies sales of $1.4 million or 17.3% to $9.3 million, compared to $7.9 million in the first quarter of 2011, mainly due to revenue from our Classic Fire subsidiary, which was acquired in the second quarter of 2011.  We enacted pricing increases on certain models of our motor home chassis resulting in approximately $0.8 million in additional revenue during the first quarter of 2012.  Approximately half of this price increase was offset by additional costs related to these motor home chassis.  We expect full year 2012 sales in our Specialty Vehicle Segment to increase slightly from 2011 as mild strengthening in our emergency response chassis and bodies markets are offset by weakening in our motor home chassis sales due to the expected loss of a major customer later in 2012.

Net earnings for our Specialty Vehicles segment decreased by $2.2 million, or 314.3% to a net loss of $1.5 million in the first quarter of 2012 compared to net income of $0.7 million for the first quarter of 2011.  This decrease was mainly driven by the lower sales volumes across most of the markets served by our Specialty Vehicles segment, resulting in unfavorable absorption of fixed overhead costs and lower overall profitability, along with the after tax impact of restructuring charges of $0.4 million in 2012.  The unfavorable absorption was partially offset by focused cost containment efforts resulting in lower general and administrative and selling costs within our Specialty Vehicles segment.

Delivery and Service Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended March 31,
	2012		2011
	Amount	%	Amount	%
Sales	$58,848	100.0%	$23,647	100.0%

Net earnings	795	1.4%	(863)	-3.6%

Segment assets	73,408		67,035

Comparison of the Three Month Periods Ended March 31

Sales for the first quarter of 2012 for our Delivery and Service Vehicles segment increased by $35.2 million or 149.2% to $58.8 million compared to $23.6 million for the first quarter of 2011.  Increases in aftermarket parts sales and field service work related to our keyless entry system, safe-loading systems and shelving units that were introduced throughout 2011 contributed $16.4 million to the overall sales increase.  Also contributing were higher unit volumes of walk-in van sales and a favorable vehicle product mix, resulting in an increase of $17.6 million and pricing increases on certain units produced by our Delivery and Service Vehicles segment, which were largely offset by material cost increases, resulting in an increase of approximately $1.2 million.  Approximately $2.9 million of the additional walk-in van revenue in the first quarter of 2012 was due to the delay of shipments on certain vehicles in the fourth quarter of 2011 in order to affect updates to meet certain regulatory safety requirements.

Net income for our Delivery and Service Vehicles segment for the first quarter of 2012 increased to $0.8 million, compared to a net loss of $0.9 million for the same period of 2011.  Driving the net income increase was the increase in sales volumes, and a favorable mix that included an increased proportion of higher margin aftermarket parts and assemblies in 2012, which were partially offset by the after tax impact of restructuring charges of $2.8 million incurred in 2012 as a result of the planned move of our delivery and service operations to a new facility in Bristol, Indiana, along with the unfavorable impact of higher incremental production costs related to the Reach delivery van as that vehicle entered production.

Financial Condition

Balance Sheet at March 31, 2012 compared to December 31, 2011

Cash increased by $7.8 million from December 31, 2011 to March 31, 2012, driven by cash flow generated from operations of $8.8 million, reduced by investments in property and equipment of $1.1 million.

Accounts receivable at March 31, 2012 increased by $3.1 million, or 7.2%, to $43.1 million compared to $40.0 million at December 31, 2011, due primarily to the $7.6 million increase in sales volume during the first quarter of 2012 compared to the fourth quarter of 2011.  Days sales outstanding decreased to 32 days at March 31, 2012 compared to 33 days at December 31, 2011 due to the mix of products sold, which have various payment terms, and early payments from certain large customers.

Income taxes receivable increased by $1.5 million or 100.0% to $3.0 million at March 31, 2012 compared to $1.5 million at December 31, 2011 due to the tax benefit as a result of the net loss recorded in the first quarter of 2012.

Inventory decreased by $8.3 million or 14.1% to $58.7 million at March 31, 2012 compared to $67.0 million at December 31, 2011, due to the release of delayed shipments of certain walk-in vans from year end 2011 and continuing efforts to manage inventory levels, partially offset by demo units manufactured for a trade show and increases in WIP inventory as a result of increased production rates for certain emergency response bodies in our Specialty Vehicles Segment.  Days inventory outstanding decreased to 55 days at March 31, 2012, compared to 63 days at December 31, 2011 due to the decrease in inventory.Assets held for sale of $3.4 million reflect property and equipment from the Wakarusa, Indiana location held for sale that was reclassified from property plant and equipment as of March 31, 2012.

Accounts payable at March 31, 2012 increased $0.9 million, or 4.0%, to $22.5 million compared to the December 31, 2011 balance of $21.6 million.  This increase was driven by the reduction of our accounts payable balance at year end related to our traditional week long shut down for the year-end holidays, accompanied by an increase in payables activity in the first quarter of 2012 related to the higher production levels in our Delivery and Service Vehicles segment.

Deposits from customers decreased $1.0 million, to $6.9 million at March 31, 2012 from $7.9 million at December 31, 2011, mainly due to the reduction in backlog associated with our Delivery and Service Vehicles segment.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2012, cash and cash equivalents increased by $7.8 million to a balance of $39.4 million compared to $31.7 million at December 31, 2011.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the three months ended March 31, 2012, we generated cash from operating activities of $8.8 million, which represents a $7.8 million decrease from the $16.6 million of cash that was generated from operations for the three months ended March 31, 2011.  The primary differences between the three months ended March 31, 2012 and 2011 include decreases in cash generated from accounts receivable and accounts payable, the reduction in inventories, and the non-cash restructuring charges.

Working Capital
(In thousands)
	March 31, 2012	December 31, 2011	Change

Current assets	$156,936	$149,068	$7,868

Current liabilities	50,411	50,396	15

Working capital	$106,525	$98,672	$7,853

Our working capital showed an increase from December 31, 2011 of $7.8 million to a balance of $106.5 million on March 31, 2012.  The major change to working capital at March 31, 2011 from December 31, 2011, was an increase in cash due to cash generated from operations.  Increases in accounts receivable, income tax receivable and assets held for sale (reclassified from property plant & equipment) were offset by the decrease in inventory.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2012.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash used in investing activities for the three months ended March 31, 2012 was $1.1 million, compared to cash used of $6.1 million in the same period of 2011.  The main difference in cash used in investing activities between the three months ended March 31, 2012 and March 31, 2011 was the $4.7 million deposit for the purchase of Classic Fire in 2011.

In 2012, we expect to incur total capital expenditures of $11 to $13 million for new strategic initiatives, which include approximately $8 million for infrastructure for the relocation of our Delivery and Service operations to Bristol, Indiana, investment in our new ERP system and operational improvements to our existing property, plant and equipment.  We also expect to expend $12 to $16 million in the fourth quarter of 2012 to procure transition engines in preparation of the upcoming 2013 engine emissions change.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In the first quarter of 2012, we made earn-out payments totaling $1.1 million, leaving an aggregate maximum amount of future payments of $5.9 million.  We recorded a contingent liability for the estimated fair value of the future consideration of $2.2 million based upon the likelihood of the payments, discounted to March 31, 2012.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years.  See Note 4, Debt, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line.  The credit facility matures on December 16, 2016.  We had no drawings against this credit line as of March 31, 2012.  During the period ended March 31, 2012, and in future periods, our revolving credit facility was utilized and will continue to be utilized to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company.  This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us.  See Note 6, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5 million at March 31, 2012 and December 31, 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At March 31, 2012, we were in compliance with all debt covenants, and, based on our current outlook for the remainder of 2012, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.1 million as of March 31, 2012 due and payable over the next three years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  The repurchase of common stock is contingent upon market conditions.  Through March 31, 2012, no shares were repurchased under this authorization.

Dividends

On April 26, 2012, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock payable on June 14, 2012 to shareholders of record at the close of business on May 10, 2012.

On October 19, 2011, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock.  The dividend was paid December 8, 2011 to shareholders of record at the close of business on November 10, 2011.

On April 26, 2011, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock.  The dividend was paid on June 9, 2011 to shareholders of record at the close of business on May 12, 2011.  The aggregate amount of dividends paid in 2011 was $3.4 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 60 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.  Goodwill is recorded on the financial statements of our Utilimaster, Crimson and Classic Fire subsidiaries, each of which is considered to be a separate “reporting unit” for impairment testing as defined in Accounting Standards Codification Topic 350 “Intangibles - Goodwill and Other”.

At our last annual impairment testing date, October 1, 2011, we early adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”) for goodwill impairment testing for our Utilimaster reporting unit.  ASU 2011-08 permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Based on the results of our qualitative assessment for Utilimaster performed as of October 1, 2011, we determined that it was more likely than not that the fair value of Utilimaster exceeded its carrying value.  Accordingly, the goodwill of Utilimaster was deemed to be not impaired and no further testing was performed.

For our goodwill impairment testing for our Crimson Fire and Classic Fire reporting units at October 1, 2011, we performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”).  Based on the results of the first step of our two-step impairment test we determined that the fair value of our Crimson Fire and Classic Fire reporting units exceeded their carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We performed our annual impairment testing for our indefinite-lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, as of October 1, 2011 by comparing the estimated fair value of the trade name with its carrying value.  We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value.  Based on the results of our impairment testing, we determined that the fair value of our indefinite-lived intangible assets exceeded their carrying cost at October 1, 2011, and accordingly, there was no impairment at the annual testing date.

Since October 1, 2011, there have been no events or changes in conditions that would more likely than not reduce the fair value of any of our reporting units below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.  Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

See Note 1, General and Summary of Accounting Policies and Note 7, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2011 for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements.  Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  See also Note 6 – Commitments and Contingent Liabilities, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At March 31, 2012, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2011 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  Through March 31, 2012 no shares were repurchased under these authorizations.

During the quarter ended March 31, 2012 there were 4,343 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	--	--	--	1,000,000
February 1 to February 29	--	--	--	1,000,000
March 1 to March 31	4,343	$5.44	--	1,000,000
Total	4,343	$5.44	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

10.1	Lease agreement dated February 13, 2012 between Fruit Hills Investments, LLC and Spartan Motors, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2012	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Lease agreement dated February 13, 2012 between Fruit Hills Investments, LLC and Spartan Motors, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document