Form 10-Q
period 2012-06-30
SPARTAN MOTORS INC
filed 2012-08-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common stock, $.01 par value	33,867,986 shares

SPARTAN MOTORS, INC.

FORWARD-LOOKING STATEMENTS
There are certain statements within this Report that are not historical facts.  These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will”, “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

•	Constrained government budgets may have a negative effect on the Company’s business and its operations.

•	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

•	When we introduce new products, we may incur expenses that we did not anticipate, such as start-up and recall expenses, resulting in reduced earnings.

•
Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and the Company’s industries can have adverse effects on its earnings and financial condition, as well as its customers, dealers and suppliers.  In particular, the Company could be adversely affected by the economic impact to its supply base, including those members of the supply base that support the automobile industry.

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

Item 1.         Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	June 30, 2012	December 31,
	(Unaudited)	2011
ASSETS
Current assets:
Cash and cash equivalents	$33,290	$31,677
Accounts receivable, less allowance of $777 and $749	50,630	40,042
Inventories	57,529	66,991
Deferred income tax assets	6,425	6,425
Income taxes receivable	3,376	1,479
Assets held for sale	3,432	-
Other current assets	2,681	2,455
Total current assets	157,363	149,069

Property, plant and equipment, net	58,437	65,399
Goodwill	20,815	20,815
Intangible assets, net	11,497	11,943
Other assets	1,514	1,383
TOTAL ASSETS	$249,626	$248,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$22,507	$21,649
Accrued warranty	6,076	5,802
Accrued customer rebates	1,719	1,546
Accrued compensation and related taxes	6,723	5,670
Deposits from customers	5,838	7,902
Other current liabilities and accrued expenses	8,726	7,772
Current portion of long-term debt	55	55
Total current liabilities	51,644	50,396

Other non-current liabilities	3,256	2,932
Long-term debt, less current portion	5,060	5,084
Deferred income tax liabilities	7,359	7,359

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,861 and 33,596 outstanding	339	336
Additional paid in capital	71,967	71,145
Retained earnings	110,001	111,357
Total shareholders' equity	182,307	182,838
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$249,626	$248,609

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$114,419	$99,364	$233,231	$194,497
Cost of products sold	95,072	84,967	196,525	167,137
Restructuring charge	602	1,731	4,217	1,731
Gross profit	18,745	12,666	32,489	25,629

Operating expenses:
Research and development	3,217	3,643	6,993	7,191
Selling, general and administrative	11,559	11,621	23,155	22,365
Restructuring charge	83	1,050	1,876	1,050
Total operating expenses	14,859	16,314	32,024	30,606

Operating income (loss)	3,886	(3,648)	465	(4,977)

Other income (expense):
Interest expense	(81)	(78)	(172)	(173)
Interest and other income	49	77	256	161
Total other income (expense)	(32)	(1)	84	(12)

Income (loss) before taxes	3,854	(3,649)	549	(4,989)

Taxes	1,503	(1,429)	213	(1,871)

Net earnings (loss)	$2,351	$(2,220)	$336	$(3,118)

Basic net earnings (loss) per share	$0.07	$(0.07)	$0.01	$(0.10)

Diluted net earnings (loss) per share	$0.07	$(0.07)	$0.01	$(0.10)

Basic weighted average common shares outstanding	33,883	32,835	33,768	32,751

Diluted weighted average common shares outstanding	33,892	32,835	33,796	32,751

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income (loss)	$336	$(3,118)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,641	5,198
Loss on disposal and impairment of assets	4,577	1,132
Expense from changes in fair value of contingent consideration	904	329
Tax expense related to stock incentive plan transactions	180	178
Stock based compensation related to stock awards	984	925
Decrease (increase) in operating assets:
Accounts receivable	(10,588)	19,534
Inventories	9,462	(186)
Income taxes receivable	(1,897)	(1,861)
Other assets	(226)	995
Increase (decrease) in operating liabilities:
Accounts payable	858	4,628
Accrued warranty	274	219
Accrued customer rebates	173	(94)
Accrued compensation and related taxes	1,053	(180)
Deposits from customers	(2,064)	(774)
Other current liabilities and accrued expenses	166	(1,795)
Taxes on income	(101)	139
Total adjustments	8,396	28,387
Net cash provided by operating activities	8,732	25,269

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,306)	(2,467)
Proceeds from sale of property, plant and equipment	65	88
Acquisition of business, net of cash acquired	-	(4,746)
Net cash used in investing activities	(5,241)	(7,125)

Cash flows from financing activities:
Proceeds from long-term debt	-	18
Payments on long-term debt	(25)	(51)
Net proceeds from the exercise, vesting or cancellation of stock incentive awards	19	(143)
Cash paid related to tax impact of stock incentive plan transactions	(180)	(178)
Payment of dividends	(1,692)	(1,670)
Net cash used in financing activities	(1,878)	(2,024)

Net increase in cash and cash equivalents	1,613	16,120
Cash and cash equivalents at beginning of period	31,677	14,507
Cash and cash equivalents at end of period	$33,290	$30,627

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number Of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity

Balance at December 31, 2011	33,596	$336	$71,145	$111,357	$182,838

Issuance of common stock and the tax impact of stock incentive plan transactions	25	-	(159)	-	(159)

Dividends Declared	-	-	-	(1,692)	(1,692)

Issuance of restricted stock, net of cancellation	240	3	(3)	-	-

Stock based compensation expense related to restricted stock	-	-	984	-	984

Net earnings	-	-	-	336	336

Balance at June 30, 2012	33,861	$339	$71,967	$110,001	$182,307

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2012, the results of operations for the three and six month periods ended June 30, 2012 and the cash flows for the six months ended June 30, 2012, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three and six month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at June 30, 2012 and December 31, 2011.

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

In July, 2012 the FASB issued Accounting Standards Update 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).   ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test for the indefinite-lived intangible asset.  Under the amendments in ASU 2012-02, an entity is not required to determine the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is impaired.  Under the amendments in ASU 2012-02, an entity has the option to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any indefinite-lived intangible asset in any period.  ASU 2012-02 is effective for interim and annual goodwill impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The Company does not expect that the adoption of ASU 2012-02 will have an impact on its financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2012	December 31, 2011

Finished goods	$12,088	$14,763
Work in process	16,733	18,518
Raw materials and purchased components	32,593	37,275
Reserve for slow-moving inventory	(3,885)	(3,565)

	$57,529	$66,991

The Company has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and the net carrying amount was $8,578 and $8,091 at June 30, 2012 and December 31, 2011.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements.  The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes.  The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011.  During the year ended December 31, 2011 the Company recorded an adjustment to operating expenses of $97 to bring the contingent liability to $83, based on the expected future payment amounts, discounted to December 31, 2011.  During the six months ended June 30, 2012 the Company recorded an adjustment to operating expenses of $83 to bring the contingent liability to $0 based on the likelihood of future payments.

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

The Company leases the land and building that house the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.  For the three and six months ended June 30, 2012 the Company accreted $15 and $30 to earnings as amortization of this liability.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 4 – DEBT

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2)	--	--
Capital lease obligations	115	139
Total debt	5,115	5,139
Less current portion of long-term debt	(55)	(55)
Total long-term debt	$5,060	$5,084

The long-term debt due is as follows; $30 in 2012; $56 in 2013; $29 in 2014; none in 2015 and $5,000 in 2016.
(1)
The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding at June 30, 2012 and December 31, 2011 with Prudential Investment Management, Inc.

(2)
The Company’s primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time.  The Company had no borrowings on this line at June 30, 2012 or December 31, 2011.  General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at June 30, 2012.  See Note 6, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program.  The applicable borrowing rate including margin was 3.25% at June 30, 2012.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At June 30, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 5 – RESTRUCTURING

During the three and six months ended June 30, 2012 the Company incurred restructuring charges including asset impairments as the result of its planned relocation of its delivery and service vehicles operations and Reach manufacturing along with certain severance charges within its Specialty Vehicles segment to help align expenses with current and future revenue expectations.

During the three months ended June 30, 2011, the Company undertook restructuring activities to help align its structure and operating expenses with current and future revenue expectation.

Restructuring charges included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011 are as follows:

	2012			2011
	Delivery and Service Vehicles	Specialty Vehicles	Total	Specialty Vehicles	Other	Total

Cost of products sold
Production relocation costs	$557	$-	$557	$-	$-	$-

Inventory impairment	-	-	-	1,317	-	1,317

Asset impairment	-	-	-	409	-	409
Accrual for severance	-	45	45	5	-	5
Total cost of products sold	557	45	602	1,731	-	1,731

Operating expenses
Production relocation costs	3	-	3	-	-	-

Asset impairment	-	-	-	651	126	777

Accrual for severance	-	80	80	273	-	273

Total operating expenses	3	80	83	924	126	1,050

Total restructuring	$560	$125	$685	$2,655	$126	$2,781

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Restructuring charges included in the Condensed Consolidated Statements of Operation for the six months ended June 30, 2012 and 2011 are as follows:

	2012			2011
	Delivery and Service Vehicles	Specialty Vehicles	Total	Specialty Vehicles	Other	Total

Cost of products sold
Production relocation costs	$655	$-	$655	$-	$-	$-

Inventory impairment	-	-	-	1,317	-	1,317

Asset impairment	3,372	-	3,372	409	-	409

Accrual for severance	-	190	190	5	-	5
Total cost of products sold	4,027	190	4,217	1,731	-	1,731

Operating expenses
Production relocation costs	50	-	50	-	-	-

Asset impairment	1,153	-	1,153	651	126	777

Accrual for severance	-	673	673	273	-	273

Total operating expenses	1,203	673	1,876	924	126	1,050

Total restructuring	$5,230	$863	$6,093	$2,655	$126	$2,781

As a result of the planned move of the delivery and service vehicles operations to Bristol, Indiana, the Company classified certain buildings and related machinery and equipment within its Wakarusa, Indiana facility as held for sale.   During the six months ended June 30, 2012, the buildings and machinery and equipment were adjusted to their current estimated fair values less costs to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $4,525.  The estimated fair value of these assets of $3,432 is recorded within Assets held for sale at June 30, 2012 on the Condensed Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The following table provides a summary of the compensation related charges incurred through the six month period ended June 30, 2012 and the related outstanding balances to be paid out in relation to those expenses:

Severance
Balance as of Jan 1, 2012	$-

Accrual for severance	738

Payments made in period	(81)

Balance as of March 31, 2012	657

Accrual for severance	125

Payments made in period	(348)

Balance as of June 30, 2012	$434

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000.  The balance of letters of credit outstanding was $2,153 and $5,084 at June 30, 2012 and December 31, 2011, respectively, related to the Company’s workers compensation insurance, certain emergency response vehicle body contracts and the Utilimaster chassis agreement discussed below.

At June 30, 2012, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $1,953 and $4,030 outstanding on the Company’s revolving credit line at June 30, 2012 and December 31, 2011.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets.   See Note 4 Debt for further information on the Company’s revolving line of credit.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. During the six months ended June 30, 2012 the Company made earn out payments totaling $1,100, leaving an aggregate maximum amount of future payments of $5,900, as of June 30, 2012.  The Company has recorded a contingent liability for the estimated fair value of the future consideration of $2,738 based upon the likelihood of the payments, discounted to June 30, 2012.  The contingent liability includes charges of $497 and $987 for the three and six months ended June 30, 2012 which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations.  The increase in estimated fair value of the contingent liability for the first six months of 2012 is primarily due to an expected increase in Utilimaster’s revenue for 2012 over the amounts originally projected at the time of the acquisition.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
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

Changes in the Company’s warranty liability during the six months ended June 30, 2012 and 2011 were as follows:

	2012	2011
Balance of accrued warranty at January 1	$5,802	$5,702
Warranties issued during the period	2,207	1,377
Cash settlements made during the period	(2,198)	(1,845)
Adjustments (1)	-	140
Changes in liability for pre-existing warranties during the period, including expirations	265	687
Balance of accrued warranty at June 30	$6,076	$6,061

(1)	Adjustments are assumed warranties outstanding at Classic Fire on April 1, 2011.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
NOTE 7 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	33,883	32,835	33,768	32,751

Effect of dilutive stock options	9	-	28	-
Diluted weighted average common shares outstanding	33,892	32,835	33,796	32,751

Anti-dilutive stock awards:
Restricted stock	-	566	-	577
Stock options	363	100	241	133
Total	363	666	241	710

  Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (stock option awards) weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases.

NOTE 8 - BUSINESS SEGMENTS

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Sales and other financial information by business segment are as follows:

Three Months Ended June 30, 2012

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated
Motor home chassis sales	$16,224	$-	$-	$16,224
Emergency response chassis sales	28,029	-	-	28,029
Emergency response bodies sales	15,584	-	-	15,584
Utilimaster product sales	-	25,030	-	25,030
Other product sales
Vehicles	150	-	-	150
Aftermarket parts and assemblies	6,681	22,721	-	29,402
Sales	$66,668	$47,751	$-	$114,419

Interest expense	$-	$13	$68	$81
Depreciation and amortization expense	1,071	607	571	2,249
Taxes (credit) on income	(186)	2,428	(739)	1,503
Net earnings (loss)	(290)	3,798	(1,157)	2,351
Capital expenditures	927	3,179	86	4,191
Segment assets	94,466	75,642	79,518	249,626

Three Months Ended June 30, 2011

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated
Motor home chassis sales	$15,371	$-	$-	$15,371
Emergency response chassis sales	22,218	-	-	22,218
Emergency response bodies sales	13,909	-	-	13,909
Utilimaster product sales	-	22,950	-	22,950
Other product sales
Vehicles	3,619	-	-	3,619
Aftermarket parts and assemblies	5,464	15,833	-	21,297
Sales	$60,581	$38,783	$-	$99,364

Interest expense	$13	$81	$(16)	$78
Depreciation and amortization expense	1,460	552	789	2,801
Taxes (credit) on income	(1,814)	832	(447)	(1,429)
Net earnings (loss)	(2,610)	1,541	(1,151)	(2,220)
Capital expenditures	614	413	-	1,027
Segment assets	87,643	77,047	77,266	241,956

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Six Months Ended June 30, 2012

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated
Motor home chassis sales	$34,786	$-	$-	$34,786
Emergency response chassis sales	52,593	-	-	52,593
Emergency response bodies sales	24,906	-	-	24,906
Utilimaster product sales	-	62,144	-	62,144
Other product sales
Vehicles	1,315	-	-	1,315
Aftermarket parts and assemblies	13,032	44,455	-	57,487
Sales	$126,632	$106,599	$-	$233,231

Interest expense	$-	$37	$135	$172
Depreciation and amortization expense	2,144	1,337	1,160	4,641
Taxes (credit) on income	(1,168)	2,937	(1,556)	213
Net earnings (loss)	(1,825)	4,593	(2,432)	336
Capital expenditures	1,176	3,567	563	5,306
Segment assets	94,466	75,642	79,518	249,626

Six Months Ended June 30, 2011

	Business Segments
	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated
Motor home chassis sales	$34,404	$-	$-	$34,404
Emergency response chassis sales	52,835	-	-	52,835
Emergency response bodies sales	21,854	-	-	21,854
Utilimaster product sales	-	42,289	-	42,289
Other product sales
Vehicles	8,082	-	-	8,082
Aftermarket parts and assemblies	14,892	20,141	-	35,033
Sales	$132,067	$62,430	$-	$194,497

Interest expense	$18	$172	$(17)	$173
Depreciation and amortization expense	2,699	1,124	1,375	5,198
Taxes (credit) on income	(1,398)	407	(880)	(1,871)
Net earnings (loss)	(1,937)	678	(1,859)	(3,118)
Capital expenditures	1,094	1,373	-	2,467
Segment assets	87,643	77,047	77,266	241,956

NOTE 9 – SUBSEQUENT EVENT
On August 6, 2012 the Company received notice from the National Highway Transportation Safety Administration that a recall will be required in order to affect updates to meet certain regulatory safety requirements on certain of our walk-in-vans manufactured after September 1, 2009.  The estimated cost of the recall campaign is not material to the Company’s financial statements for the three or six months ended June 30, 2012.

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

Executive Overview

We reported sales of $114.4 million for the second quarter of 2012, an increase of 15.1% over the $99.4 million in sales we reported in the second quarter of 2011.  We reported net income of $2.4 million, or $0.07 per share for the three months ended June 30, 2012, compared to a net loss of $2.2 million, or $0.07 per share for the same period in 2011.  Excluding the restructuring charges incurred in the second quarter, we recorded adjusted net income of $2.8 million or $0.08 per share in 2012 compared to a net loss of $0.5 million or $0.02 per share in 2011.

Our Delivery and Service Vehicles segment continued its strong performance in the second quarter, with an increase in sales of $9.0 million or 23.2% to $47.8 million for the quarter ended June 30, 2012 compared to $38.8 million for the same period in 2011.  Our Specialty Vehicles segment showed an increase in sales of $6.1 million or 10.1% to $66.7 million for the quarter ended June 30, 2012 compared to $60.6 million in the same period in 2011.

During the second quarter of 2012 we incurred restructuring costs of $0.7 million as a result of the planned move of our delivery and service vehicles operation to Bristol, Indiana, the relocation of our Reach manufacturing and certain operational changes within our specialty vehicles operations.  We expect to incur additional restructuring charges of $1.5 to $2.0 million for the remainder of 2012 related to the relocation to Bristol, the Reach relocation and other strategic initiatives.  We expect that these restructuring actions will result in future savings of approximately $4 million per year as a result of increased efficiencies in our delivery and service vehicles operations and will allow our specialty vehicles operations to remain competitive in a difficult market environment.  These cost savings are expected to be realized beginning in early 2013.

Our overall backlog increased by 27.7% to $173.3 million at June 30, 2012 compared to $135.7 million at March 31, 2012, which reflects a seasonal increase in our delivery and service vehicles backlog, along with small increases in backlog for our emergency response chassis and bodies and motor home chassis, partially offset by decreases in our defense related backlog.

Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve.  Some of our recent innovations and strategic developments include:

•
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

•	The re-branding of Crimson Fire, Crimson Fire Aerials and Classic Fire under the Spartan ERVTM brand to focus on one brand and leverage the strength of the Spartan name.

•
The introduction of the Spartan Telstar, a 138 foot telescopic and articulated aerial platform, which supplies an “up, over and down” range of motion to navigate over parapets for roof rescues, clear power lines and trees for access and provide for below-grade rescues.

•
The introduction of the Spartan Intelligent Pump Solution (IPS).  This new pumper system offers upgrades to traditional firefighting equipment, including improved storage, overall pump capabilities and functionality and maneuverability of the fire fighting vehicle.

•
The award of orders to Spartan Chassis for Metro Star® emergency response chassis for multiple fire departments in China and Chile, representing another step forward in our efforts to expand sales globally.

•
The introduction of the Spartan One-Touch Rapid Compressed Air Foam System (CAFS).  Spartan engineering has incorporated smart electronics and developed an exclusive plumbing design to deliver the unique, easy to use, One-Touch Rapid CAFS.

•	Growth opportunities in field service solutions for existing customer fleets that will allow improvement in performance, safety and retrofitting with new vocational packages.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales	100.0	100.0	100.0	100.0
Cost of products sold	83.1	85.5	84.3	85.9
Restructuring charge	0.5	1.7	1.8	0.9
Gross profit	16.4	12.7	13.9	13.2

Operating expenses:
Research and development	2.8	3.7	3.0	3.7
Selling, general and administrative	10.1	11.7	9.9	11.5
Restructuring charge	0.1	1.1	0.8	0.5
Operating income (loss)	3.4	-3.7	0.2	-2.6

Other expense, net	-	-	-	-
Income (loss) before taxes	3.4	-3.7	0.2	-2.6

Taxes	1.3	-1.4	0.1	-1.0

Net earnings (loss)	2.1	-2.2	0.1	-1.6

Quarter Ended June 30, 2012 Compared to the Quarter Ended June 30, 2011

For the three months ended June 30, 2012, we reported consolidated sales of $114.4 million, an increase of $15.0 million or 15.1% compared to the same quarter in 2011.  These results reflect increases across most of our markets, offset by decreases in defense related vehicle and parts sales.

Cost of products sold increased by $9.0 million or 10.4%, to $95.7 million in the second quarter of 2012 compared to $86.7 million in the second quarter of 2011, driven by the increase in sales volumes.  As a percentage of sales, cost of products sold decreased to 83.6% in the second quarter of 2012, compared to 87.2% in the second quarter of 2011.  This decrease is due to a favorable product mix that included a higher proportion of aftermarket parts and assemblies sales in 2012 in our Delivery and Service Vehicles segment, along with a decrease in restructuring charges in the second quarter of 2012, as compared with the prior year.  Excluding restructuring charges, our adjusted cost of products sold increased by $10.1 million or 11.9% to $95.1 million or 83.1% of sales in the second quarter of 2012, compared to $85.0 million or 85.5% of sales in the second quarter of 2011, driven by the increase in revenue compared with the second quarter of 2011.

Gross profit increased by $6.0 million, or 47.2%, to $18.7 million for the quarter ended June 30, 2012 from $12.7 million for the same period in 2011.  Consolidated gross margin increased to 16.4% from 12.7% over the same time period, impacted by the favorable product mix that included a higher proportion of aftermarket parts and assemblies and lower restructuring charges as discussed above.  Excluding restructuring charges, our adjusted gross profit increased by $4.9 million, or 34.0% to $19.3 million in the second quarter of 2012 from $14.4 million in the second quarter of 2011, while our adjusted gross margin increased to 16.9% in the second quarter of 2012 compared to 14.5% for the same period in 2011, driven by the favorable sales mix in the second quarter of 2012.

Operating expenses decreased by $1.4 million or 8.6% to $14.9 million for the quarter ended June 30, 2012, compared to $16.3 million for the same period in 2011, mainly driven by lower restructuring expense incurred in the second quarter of 2012 compared to 2011.  Research and development expenses decreased by $0.4 million to $3.2 million in the second quarter of 2012 compared to $3.6 million in the same period of 2011 mainly due to lower spending on the Reach.  These savings were somewhat offset by increased efforts on product innovation in the second quarter of 2012, including the Spartan Advanced Protection System (APS).  Selling, general and administrative expenses in the second quarter of 2012 were in line with the second quarter of 2011, with higher charges in 2012 related to our new ERP system and additional provisions for certain earn-out payments associated with increased revenue at our Utilimaster subsidiary offset by savings from past restructuring efforts and on lower trade show spending.

Our effective income tax rate was 39.0% in the second quarter of 2012, compared to 39.2% in the second quarter of 2011.  Our effective tax rate in the second quarter of 2012 was essentially the same as the second quarter of 2011, as a decrease as a percentage of income in certain fixed components of income tax expense during the second quarter of 2012 compared to the second quarter of 2011, was partially offset by the absence in 2012 of research and development tax credits recorded in the second quarter of 2011.

We recorded net earnings of $2.4 million, or $0.07 per share, for the three months ended June 30, 2012, compared to a net loss of $2.2 million, or $0.07 per share for the same period in 2011.  Driving the increase in net earnings for the three months ended June 30, 2012 compared with the prior year were the factors mentioned above.

Excluding restructuring charges, adjusted net earnings was $2.8 million or $0.08 per diluted share for the three months ended June 30, 2012, compared to an adjusted net loss of $0.4 million or $0.01 per share for the three months ended June 30, 2011.

At June 30, 2012, we had $173.3 million in backlog compared to $179.4 million at June 30, 2011, a decrease of $6.1 million or 3.4%.  This decrease is mainly attributable to our Delivery and Service Vehicles segment which decreased by $9.7 million or 11.4%, due to a decline in orders from fleet customers.  Also contributing to the decrease was a decrease of $3.8 million in backlog in our defense markets.  The decrease in the defense related backlog reflects the continued softness in this market due to Federal Government reductions in spending for defense related vehicles.  Partially offsetting these decreases were increases in our backlog related to emergency response bodies, which increased by $4.3 million or 14.2%, due to an increase in orders from outside North America, and motor home chassis, which increased by $2.6 million or 31.3%, driven by strong order intake during the second quarter of 2012.  Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by December, 2012.

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

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

For the six months ended June 30, 2012, we reported consolidated sales of $233.2 million, an increase of $38.7 million or 19.9% compared to the same period in 2011.  These results reflect the continued strength in our Delivery and Service Vehicles segment, offset by first quarter softness in our Specialty Vehicles segment.

Cost of products sold increased by $31.8 million or 18.8%, to $200.7 million for the six months ended June 30, 2012 compared to $168.9 million in 2011.  As a percentage of sales, cost of products sold decreased to 86.1% in 2012, compared to 86.8% in 2011.  This decrease is mainly due to a favorable product mix that included a higher proportion of higher margin aftermarket parts and assemblies sales in the six months ended June 30, 2012 in our Delivery and Service Vehicles segment, partially offset by higher restructuring charges incurred in the six months ended June 30, 2012 compared with the same period in 2011.  We incurred restructuring charges of $4.2 million within cost of products sold during the six months ended June 30, 2012 as a result of the planned moves of our Utilimaster operations to Bristol, Indiana and our Reach manufacturing to Charlotte, Michigan, along with restructuring actions undertaken in our specialty vehicles operations, compared to $1.7 million incurred in the six months ended June 30, 2011 to align our structure and operating expenses with expected revenue levels.  Excluding restructuring charges, our adjusted cost of products sold increased by $29.3 million or 17.5% to $196.5 million in the six months ended June 30, 2012 from $167.2 million in the same period of 2011, driven by the increase in revenue.

Gross profit increased by $6.9 million, or 27.0%, to $32.5 million in the six months ended June 30, 2012 from $25.6 million in the same period in 2011.  The increase was the result of the higher sales volumes and favorable product mix, partially offset by restructuring charges, as discussed above.  Consolidated gross margin increased to 13.9% from 13.2% over the same time period, impacted by product mix and restructuring charges as discussed above.  Excluding restructuring charges, our adjusted gross profit increased by $9.3 million, or 33.9% to $36.7 million during the six months ended June 30, 2012 from $27.4 million during the six months ended June 30, 2011, while our adjusted gross margin increased to 15.7% for the first six months of 2012 compared to 14.1% for the same period in 2011.

Operating expenses increased by $1.4 million or 4.6% to $32.0 million or 13.7% of sales for the six month period end June 30, 2012, compared to $30.6 million or 15.7% of sales for the same period in 2011, mainly driven by higher restructuring expense incurred in 2012 related to the planned moves of our Utilimaster operations to Bristol, Indiana, along with restructuring activities undertaken in our Specialty Vehicles segment.  Also contributing were higher Selling, general and administrative expenses incurred in the six months ended June 30, 2012 compared to the same period of 2011 due to additional provisions for certain earn-out payments associated with the increased revenues at our Utilimaster subsidiary, along with spending on our new ERP system.  Excluding restructuring charges, our adjusted operating expense increased by $0.5 million, or 1.7% to $30.1 million or 12.9% of sales during the six months ended June 30, 2012, from $29.6 million or 15.2% of sales during the same period of 2011 due to the factors discussed above.

Our effective income tax rate was 38.8% for the six months ended June 30, 2012, compared to 37.5% for the same period in 2011.  Our effective tax rate in 2012 was higher due to the absence in 2012 of research and development tax credits recorded during the first six months of 2011, which were not renewed by the U.S. Congress after December 31, 2011, partially offset by a decrease as a percentage of income in certain fixed components of income tax expense during the six months ended June 30, 2012 compared to the same period in 2011.

We recorded net earnings of $0.3 million, or $0.01 per share, for the six months ended June 30, 2012, compared to a net loss of $3.1 million, or $0.10 per share for the same period in 2011.  Driving the increase in net earnings for the six months ended June 30, 2012 compared with the prior year were the factors mentioned above.

Excluding restructuring charges of $6.1 million ($3.7 million net of tax) incurred during the six months ended June 30, 2012 and $2.8 million ($1.8 million net of tax) incurred during the six months ended June 30, 2011, adjusted net earnings was $4.1 million or $0.12 per diluted share for the six months ended June 30, 2012, compared to a net loss of $1.3 million or $0.04 per share for the six months ended June 30, 2011.

The aforementioned adjusted non-GAAP (Generally Accepted Accounting Principles) measures (adjusted cost of products sold, adjusted gross profit, adjusted operating expense, adjusted operating income, adjusted net earnings and adjusted net earnings per share) are not measurements of financial performance under GAAP and should not be considered as an alternative to cost of products sold, gross profit, operating expense, net earnings (loss) or net earnings (loss) per share under GAAP.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted cost of products sold, adjusted gross profit, adjusted operating expense, adjusted net earnings and adjusted net earnings per share, in the future additional expenses may be incurred similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles cost of products sold to adjusted cost of products sold, gross profit to adjusted gross profit, operating expense to adjusted operating expense, operating income to adjusted operating income, net earnings (loss) to adjusted net earnings and net earnings (loss) per share to adjusted net earnings per share for the periods indicated (dollars in thousands, except per share amounts) (unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of sales	2011	% of sales	2012	% of sales	2011	% of sales
Gross profit/Gross margin	$18,745	16.4	$12,666	12.7	$32,489	13.9	$25,629	13.2
Add back: restructuring charges	602	0.5	1,731	1.7	4,217	1.8	1,731	0.9
Adjusted gross profit/Adjusted gross margin	$19,347	16.9	$14,397	14.5	$36,706	15.7	$27,360	14.1

Operating expenses	$14,859	13.0	$16,314	16.4	$32,024	13.7	$30,606	15.7
Less: restructuring charges	83	0.1	1,050	1.1	1,876	0.8	1,050	0.5
Adjusted operating expenses	$14,776	12.9	$15,264	15.4	$30,148	12.9	$29,556	15.2

Operating income (loss)/Operating margin	$3,886	3.4	$(3,648)	(3.7)	$465	0.2	$(4,977)	(2.6)
Add back: restructuring charges	685	0.6	2,781	2.8	6,093	2.6	2,781	1.4
Adjusted operating income (loss)/Adjusted operating margin	$4,571	4.0	$(867)	(0.9)	$6,558	2.8	$(2,196)	(1.1)

Net earnings (loss)	$2,351	2.1	$(2,220)	(2.2)	$336	0.1	$(3,118)	(1.6)
Add back: restructuring charges, net of tax	418	0.4	1,796	1.8	3,729	1.6	1,738	0.9
Adjusted net earnings (loss)	$2,769	2.4	$(424)	(0.4)	$4,065	1.7	$(1,380)	(0.7)

Net earnings (loss) per share - diluted	$0.07		$(0.07)		$0.01		$(0.10)
Add back: restructuring charges, net of tax	0.01		0.06		0.11		0.06
Adjusted net earnings (loss) per share - diluted	$0.08		$(0.01)		$0.12		$(0.04)

Our Segments

We are organized into two reportable segments, Specialty Vehicles and Delivery and Service Vehicles. For certain financial information related to each segment, see Note 7 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Specialty Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended June 30,
	2012		2011
	Amount	%	Amount	%
Sales	$66,668	100.0%	$60,581	100.0%

Net earnings (loss)	(290)	-0.4%	(2,610)	-4.3%

Segment assets	94,466		87,643

	Six Months Ended June 30,
	2012		2011
	Amount	%	Amount	%
Sales	$126,632	100.0%	$132,067	100.0%

Net earnings (loss)	(1,825)	-1.4%	(1,937)	-1.5%

Segment assets	94,466		87,643

Comparison of the Three Month Periods Ended June 30, 2012 and 2011

Sales in our Specialty Vehicles segment increased by $6.1 million, or 10.1% to $66.7 million in the second quarter of 2012 compared to $60.6 million for the same period of 2011, driven by stronger sales of emergency response chassis and bodies, which, despite the quarter’s increases, remain below historical levels due to continuing municipal budget constraints.  Also contributing to the increase in sales year over year was an increase in motor home chassis sales due to stronger order intake compared to the prior year and the extension of an existing sales agreement.  Partially offsetting these increases was a decrease in our defense related vehicles sales due to the reduction in federal defense related spending.  There were no changes in pricing of products sold by our Specialty Vehicles Segment that had a significant impact on our financial statements when comparing these periods.

Net loss for our Specialty Vehicles segment decreased by $2.3 million, or 88.5% to a net loss of $0.3 million in the second quarter of 2012 compared to a net loss of $2.6 million in the second quarter of 2011.  This decrease was mainly due to lower restructuring costs incurred in 2012 compared to 2011, along with favorable overhead absorption due to increased sales volumes in 2012 and cost savings realized from the 2011 restructuring efforts.

Comparison of the Six Month Periods Ended June 30, 2012 and 2011

Sales in our Specialty Vehicles segment decreased by $5.5 million, or 4.2% to $126.6 million in the six month period ended June 30, 2012 compared to $132.1 million for the same period of 2011, driven by decreases in sales of defense related vehicles and aftermarket parts due to the reduction in federal defense related spending.  Sales of our emergency response chassis and bodies, and motor home chassis for the six months ended June 30, 2012 were comparable with sales in the same period of 2011.  There were no changes in pricing of products sold by our Specialty Vehicles Segment that had a significant impact on our financial statements when comparing these periods.  We expect to see some increase in revenues for the remainder of 2012 in our specialty vehicles markets, compared to the first half of 2012, due to strong order intake and backlog for emergency response chassis and bodies, partially offset by some softening in motor home chassis.

Net loss for our Specialty Vehicles segment decreased by $0.1 million, or 5.3% to a net loss of $1.8 million in the six months ended June 30, 2012 compared to a net loss of $1.9 million for the same period in 2011.  This decrease was mainly driven by a reduction in selling, general and administrative expenses due to prior restructuring efforts, which were offset by an increase in research and development expense related to product innovations and lower sales volumes, primarily from the first quarter of 2012, along with a slightly unfavorable product mix in 2012 compared to 2011.

Delivery and Service Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended June 30,
	2012		2011
	Amount	%	Amount	%
Sales	$47,751	100.0%	$38,783	100.0%

Net earnings	3,798	8.0%	1,541	4.0%

Segment assets	75,642		77,047

Income Statement Data
(Dollars in thousands)
	Six Months Ended June 30,
	2012		2011
	Amount	%	Amount	%
Sales	$106,599	100.0%	$62,430	100.0%

Net earnings	4,593	4.6%	678	1.1%

Segment assets	75,642		77,047

Comparison of the Three Month Periods Ended June 30, 2012 and 2011

Sales for the second quarter of 2012 in our Delivery and Service Vehicles segment increased by $9.0 million or 23.2% to $47.8 million compared to $38.8 million for the second quarter of 2011, due to increases in sales of our keyless entry system, safe-loading systems and shelving units that were introduced throughout 2011 and increased truck body unit volume in the second quarter of 2012 compared with the same period in 2011.  There were no changes in pricing of products sold by our Specialty Vehicles Segment that had a significant impact on our financial statements when comparing the second quarter of 2012 to the second quarter of 2011.

Net income for our Delivery and Service Vehicles segment for the second quarter of 2012 increased by $2.3 million or 153.3% to $3.8 million, compared to net income of $1.5 million for the same period of 2011.  Driving the net income increase was the increase in sales volumes, and a favorable mix that included an increased proportion of higher margin aftermarket parts and assemblies in 2012, which were partially offset by restructuring charges incurred in 2012 as a result of the planned move of our delivery and service operations to a new facility in Bristol, Indiana and the relocation of our Reach manufacturing to Charlotte, Michigan, along with the impact of the Reach production ramp-up.

Comparison of the Six Month Periods Ended June 30, 2012 and 2011

Sales for the six months ended June 30, 2012 for our Delivery and Service Vehicles segment increased by $44.2 million or 70.8% to $106.6 million compared to $62.4 million for same time period in 2011.  The sales increase was driven by increases in aftermarket parts sales and field service work related to our keyless entry system, safe-loading systems and shelving units, along with higher truck body unit volumes.  Pricing increases on certain units produced by our Delivery and Service Vehicles segment, which were largely offset by material cost increases, resulted in an increase of approximately $1.7 million for the six months ended June 30, 2012 compared with the same period in 2011.  Approximately $2.9 million of the additional revenue in the six months ended June 30, 2012 was due to the delay of shipments on certain vehicles in the fourth quarter of 2011 in order to effect updates to meet certain regulatory safety requirements.  We expect sales in our Delivery and Service Vehicles segment for the remainder of 2012 to decrease somewhat from those experienced in the first half of 2012, due to an expected decrease in sales of certain aftermarket parts, along with our seasonal fourth quarter decrease in our fleet sales due to the busy holiday delivery season.

Net income for our Delivery and Service Vehicles segment for the six months ended June 30, 2012 increased by $3.9 million or 557.1% to $4.6 million, compared to net income of $0.7 million for the same period of 2011.  Driving the net income increase was the increase in sales volumes, and a favorable mix that included an increased proportion of higher margin aftermarket parts and assemblies in 2012, which were partially offset by the after tax impact of restructuring charges of $5.2 million incurred in 2012 as a result of the planned moves of our delivery and service operations to a new facility in Bristol, Indiana and our Reach manufacturing to Charlotte, Michigan.

Financial Condition

Balance Sheet at June 30, 2012 compared to December 31, 2011

Cash increased by $1.6 million, or 5.0%, to $33.3 million at June 30, 2012 from $31.7 million at December 31, 2011, due to cash generated from operations of $8.7 million, reduced by investments in property and equipment of $5.3 million, largely related to the planned move of our Utilimaster operations, and a dividend payment of $1.7 million on June 14, 2012.

Accounts receivable increased by $10.6 million, or 26.5%, to $50.6 million at June 30, 2012, compared to $40.0 million at December 31, 2011, primarily due to a high volume of sales during June, 2012.  Days sales outstanding increased by 1 day to 34 days at June 30, 2012 compared to 33 days at December 31, 2011.

Income taxes receivable increased by $1.9 million or 126.7% to $3.4 million at June 30, 2012 compared to $1.5 million at December 31, 2011 due to estimated tax payments made during the six months ended June 30, 2012.

Inventory decreased by $9.5 million or 14.2% to $57.5 million at June 30, 2012 compared to $67.0 million at December 31, 2011, due to sales of demo units that were held in inventory and continuing efforts to manage inventory levels.  Days inventory outstanding decreased to 59 days at June 30, 2012, compared to 63 days at December 31, 2011.

Assets held for sale of $3.4 million reflect property and equipment from the Wakarusa, Indiana location that was reclassified to held for sale from property plant and equipment in the first quarter of 2012.

Accounts payable at June 30, 2012 increased $0.9 million, or 4.2%, to $22.5 million compared to $21.6 million at December 31, 2011.  This increase was driven by the reduction of our accounts payable balance at year end related to our traditional week long shut down for the year-end holidays, accompanied by an increase in payables activity in the second quarter of 2012 related to the higher production levels.

Deposits from customers decreased $2.1 million, or 26.6%, to $5.8 million at June 30, 2012 from $7.9 million at December 31, 2011, mainly due to the shipment of walk-in vans in the first quarter of 2012 that had been held at December 31, 2011 in order to effect updates to meet certain regulatory safety requirements.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2012, cash and cash equivalents increased by $1.6 million to a balance of $33.3 million compared to $31.7 million at December 31, 2011.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the six months ended June 30, 2012, we generated cash from operating activities of $8.7 million, which represents a $16.6 million decrease from the $25.3 million of cash that was generated from operations for the six months ended June 30, 2011.  The decrease in cash generated in 2012 was driven by an increase in accounts receivable related to a high level of sales during June, 2012, compared to the draw down in accounts receivable due to declining overall sales during the first half of 2011.  This decrease in cash was partially offset by cash generated through decreases in inventory, and a high level of non-cash charges, including restructuring charges, incurred in the first half of 2012.

Working Capital
(In thousands)
	June 30, 2012	December 31, 2011	Change

Current assets	$157,363	$149,068	$8,295
Current liabilities	51,646	50,396	1,250
Working capital	$105,717	$98,672	$7,045

 Our working capital showed an increase from December 31, 2011 of $7.0 million to a balance of $105.7 million on June 30, 2012.  The increase in working capital at June 30, 2012 from December 31, 2011, was driven by increases in accounts receivable due to an increase in shipments late in the second quarter of 2012, an increase in assets held for sale due to the reclassification of assets at our Wakarusa, Indiana facility from property plant & equipment, and a decrease in customer deposits due to the shipment of walk-in vans in the first quarter of 2012 that had been held at December 31, 2011.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2012.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash used in investing activities for the six months ended June 30, 2012 was $5.2 million, compared to cash used of $7.1 million in the same period of 2011.  The main difference in cash used in investing activities between the six months ended June 30, 2012 and June 30, 2011 was the $4.7 million used for the purchase of Classic Fire in 2011, offset by increased investment in property, plant and equipment related to the move of our delivery and service vehicles operations to Bristol, Indiana.

In 2012, we expect to incur total capital expenditures of $11 to $13 million for new strategic initiatives, which include approximately $8 million for infrastructure for the relocation of our delivery and service vehicles operations to Bristol, Indiana, investment in our new ERP system and operational improvements to our existing property, plant and equipment.  We also expect to expend $10 to $12 million in the fourth quarter of 2012 to procure transition engines in preparation of the upcoming 2013 engine emissions change.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In the first quarter of 2012 we made a $1.1 million payment, leaving an aggregate maximum amount of future payments of $5.9 million.  During the six months ended June 30, 2012, we recognized expense of $0.9 million to adjust our liability for the contingent obligation to the estimated fair value of the future consideration of $2.7 million based upon the likelihood of the payments, discounted to June 30, 2012.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years.  See Note 4, Debt, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line.  The credit facility matures on December 16, 2016.  We had no drawings against this credit line as of June 30, 2012.  During the period ended June 30, 2012 our revolving credit facility was utilized, and will continue to be utilized in future periods, to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company.  This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us.  See Note 6, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at the time of issuance.  The total outstanding debt under this agreement was $5 million at June 30, 2012 and December 31, 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At June 30, 2012, we were in compliance with all debt covenants, and, based on our current outlook for the remainder of 2012, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.1 million as of June 30, 2012 due and payable over the next three years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  The repurchase of common stock is contingent upon market conditions.  Through June 30, 2012, no shares were repurchased under this authorization.

Dividends

On April 26, 2012, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock.  The dividend was paid on June 14, 2012 to shareholders of record at the close of business on May 10, 2012.

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

Item 3.        Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At June 30, 2012, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Item 4.         Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  Through June 30, 2012 no shares were repurchased under these authorizations.

During the quarter ended June 30, 2012 there were 14,475 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	--	--	--	1,000,000
May 1 to May 31	--	--	--	1,000,000
June 1 to June 30	14,475	$5.24	--	1,000,000
Total	14,475	$5.24	--	1,000,000

Item 6.         Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2012	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document