Form 10-Q
period 2012-09-30
SPARTAN MOTORS INC
filed 2012-11-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common stock, $.01 par value	33,826,715 shares

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

Item 1.          Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	September 30, 2012 (Unaudited)	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$26,690	$31,677
Accounts receivable, less allowance of $1,010 and $749	50,043	40,042
Inventories	70,796	66,991
Deferred income tax assets	6,425	6,425
Income taxes receivable	5,368	1,479
Assets held for sale	4,973	-
Other current assets	2,247	2,455
Total current assets	166,542	149,069

Property, plant and equipment, net	58,273	65,399
Goodwill	20,815	20,815
Intangible assets, net	11,275	11,943
Other assets	1,601	1,383
TOTAL ASSETS	$258,506	$248,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$30,092	$21,649
Accrued warranty	6,262	5,802
Accrued customer rebates	2,115	1,546
Accrued compensation and related taxes	6,295	5,670
Deposits from customers	6,550	7,902
Other current liabilities and accrued expenses	8,738	7,772
Current portion of long-term debt	55	55
Total current liabilities	60,107	50,396

Other non-current liabilities	3,742	2,932
Long-term debt, less current portion	5,046	5,084
Deferred income tax liabilities	7,359	7,359

Shareholders' equity:

Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,821 and 33,596 outstanding	338	336
Additional paid in capital	72,240	71,145
Retained earnings	109,674	111,357
Total shareholders' equity	182,252	182,838
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$258,506	$248,609

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011

Sales	$112,857	$120,303	$346,087	$314,800
Cost of products sold	98,346	99,857	294,871	266,933
Restructuring charge	1,543	-	5,760	1,731
Gross profit	12,968	20,446	45,456	46,136

Operating expenses:
Research and development	2,909	3,274	9,902	10,472
Selling, general and administrative	10,234	11,896	33,388	34,309
Restructuring charge	100	-	1,976	1,050
Total operating expenses	13,243	15,170	45,266	45,831

Operating income (loss)	(275)	5,276	190	305

Other income (expense):
Interest expense	(81)	(88)	(253)	(260)
Interest and other income	178	(72)	434	83
Total other income (expense)	97	(160)	181	(177)

Income (loss) before taxes	(178)	5,116	371	128

Taxes	149	1,918	362	48

Net earnings (loss)	$(327)	$3,198	$9	$80

Basic net earnings (loss) per share	$(0.01)	$0.10	$0.00	$0.00

Diluted net earnings (loss) per share	$(0.01)	$0.10	$0.00	$0.00

Basic weighted average common shares outstanding	33,374	33,506	33,795	33,391

Diluted weighted average common shares outstanding	33,374	33,525	33,824	33,459

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$9	$80
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,870	7,510
Loss on disposal and impairment of assets	5,533	1,122
Expense from changes in fair value of contingent consideration	966	1,001
Tax expense related to stock incentive plan transactions	194	232
Stock based compensation related to stock awards	1,342	1,305
Decrease (increase) in operating assets:
Accounts receivable	(10,001)	8,952
Inventories	(3,805)	(3,365)
Income taxes receivable	(3,889)	69
Other assets	208	1,985
Increase (decrease) in operating liabilities:
Accounts payable	8,443	9,741
Accrued warranty	460	212
Accrued customer rebates	569	(74)
Accrued compensation and related taxes	625	314
Deposits from customers	(1,352)	(1,650)
Other current liabilities and accrued expenses	145	(1,079)
Taxes on income	253	85
Total adjustments	6,561	26,360
Net cash provided by operating activities	6,570	26,440

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,647)	(3,631)
Proceeds from sale of property, plant and equipment	65	96
Acquisition of business, net of cash acquired	-	(4,746)
Net cash used in investing activities	(9,582)	(8,281)

Cash flows from financing activities:
Borrowings under credit facilities	2,891	-
Payments on credit facilities	(2,891)	-
Proceeds from long-term debt	-	17
Payments on long-term debt	(38)	(78)
Net use of cash from the exercise, vesting or cancellation of stock incentive awards	(51)	(197)
Cash paid related to tax impact of stock incentive plan transactions	(194)	(232)
Payment of dividends	(1,692)	(1,671)
Net cash used by financing activities	(1,975)	(2,161)

Net increase (decrease) in cash and cash equivalents	(4,987)	15,998
Cash and cash equivalents at beginning of period	31,677	14,507
Cash and cash equivalents at end of period	$26,690	$30,505

See Accompanying Notes to Condensed Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2011	33,596	$336	$71,145	$111,357	$182,838

Issuance of common stock and the tax impact of stock incentive plan transactions	16	-	(245)	-	(245)

Issuance of restricted stock, net of cancellation	209	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	1,342	-	1,342

Dividends	-	-	-	(1,692)	(1,692)

Net earnings	-	-	-	9	9

Balance at September 30, 2012	33,821	$338	$72,240	$109,674	$182,252

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

The Company has five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and, as of April 1, 2011, Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of September 30, 2012, the results of operations for the three and nine month periods ended September 30, 2012 and the cash flows for the nine months ended September 30, 2012, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The results of operations for the three and nine month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at September 30, 2012 and December 31, 2011.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2012	2011

Finished goods	$10,159	$14,763
Work in process	21,870	18,518
Raw materials and purchased components	42,717	37,275
Reserve for slow-moving inventory	(3,950)	(3,565)

	$70,796	$66,991

The Company has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and the net carrying amount was $7,753 and $8,091 at September 30, 2012 and December 31, 2011.

NOTE 3 – ACQUISITION ACTIVITIES

On April 1, 2011, the Company completed its acquisition of substantially all of the assets and related liabilities of Classic Fire, LLC (“Classic Fire”), a manufacturer of fire trucks and fire apparatus.  The Company’s acquisition of Classic Fire has allowed it to expand its offerings in the fire truck market into segments and price points that complement its offerings from Spartan Motors Chassis, Inc. and Crimson Fire, Inc., as well as provide strategic sourcing of pump modules and other technology.  Classic Fire is reported as a component of the Company’s Emergency Response Vehicles segment.  The pro forma effect of the acquisition on the Company’s results of operations is immaterial.

The revenue and earnings of Classic Fire are included in the Company’s results since the April 1, 2011 acquisition. Acquisition related expenses included in the Company’s Condensed Consolidated Statements of Operations are not material.

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements.  The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes.  The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011.  During the year ended December 31, 2011 the Company recorded an adjustment to operating expenses of $97 to bring the contingent liability to $83, based on the expected future payment amounts, discounted to December 31, 2011.  During the nine months ended September 30, 2012 the Company recorded an adjustment to operating expenses of $83 to bring the contingent liability to $0 based on the likelihood of future payments.

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

The Company leases the land and building that house the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.  For the three and nine months ended September 30, 2012 the Company accreted $15 and $45 to earnings as amortization of this liability.

NOTE 4 – DEBT

Long-term debt consists of the following:

	September 30, 2012	December 31, 2011
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2)	--	--
Capital lease obligations	101	139
Total debt	5,101	5,139
Less current portion of long-term debt	(55)	(55)
Total long-term debt	$5,046	$5,084

The long-term debt due is as follows; $16 in 2012; $56 in 2013; $29 in 2014; none in 2015 and $5,000 in 2016.

(1)
The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding at September 30, 2012 and December 31, 2011 with Prudential Investment Management, Inc.

(2)
The Company’s primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time.  The Company had no borrowings on this line at September 30, 2012 or December 31, 2011.  General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at September 30, 2012.  See Note 6, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program.  The applicable borrowing rate including margin was 3.25% at September 30, 2012.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At September 30, 2012 and December 31, 2011, the Company was in compliance with all debt covenants.

NOTE 5 – RESTRUCTURING

During the three and nine months ended September 30, 2012, the Company incurred restructuring charges including asset impairments as the result of its planned relocation of its delivery and service vehicles operations and Reach manufacturing along with certain severance charges within its Specialty Vehicles and Emergency Response Vehicles segments to help align expenses with current and future revenue expectations.

During the nine months ended September 30, 2011, the Company undertook restructuring activities to help align its structure and operating expenses with current and future revenue expectation.

Restructuring charges included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 2012 are as follows:

	Three Months ended September 30, 2012
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Asset Impairment	$-	$943	$-	$-	$943
Accrual for severance	-	-	10	-	10
Production relocation costs	-	590	-	-	590
Total cost of products sold	-	1,533	10	-	1,543

General and Administrative
Accrual for severance	77	-	4	3	84
Production relocation costs	-	16	-	-	16
Total general and administrative	77	16	4	3	100

Total restructuring	$77	$1,549	$14	$3	$1,643

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Restructuring charges included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012 and 2011 are as follows:

	Nine Months ended September 30, 2012
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Asset impairment	$-	$4,315	$-	$-	$4,315
Accrual for severance	74	-	127	-	201
Production relocation costs	-	1,244	-	-	1,244
Total cost of products sold	74	5,559	127	-	5,760

General and Administrative
Asset impairment	-	1,153	-	-	1,153
Accrual for severance	277	-	420	59	756
Production relocation costs	-	67	-	-	67
Total general and administrative	277	1,220	420	59	1,976

Total restructuring	$351	$6,779	$547	$59	$7,736

	Nine Months ended September 30, 2011
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Asset impairment	$409	$-	$-	$-	$409
Inventory impairment	214	-	1,103	-	1,317
Accrual for severance	-	-	5	-	5
Total cost of products sold	623	-	1,108	-	1,731

General and Administrative
Asset impairment	10	-	-	767	777
Accrual for severance	-	-	160	113	273
Total general and administrative	10	-	160	880	1,050

Total restructuring	$633	$-	$1,268	$880	$2,781

As a result of the planned move of the delivery and service vehicles operations to Bristol, Indiana, the Company classified certain buildings and related machinery and equipment within its Wakarusa, Indiana facility as held for sale during the first and third quarters of 2012.  During the three months ended September 30, 2012, certain additional buildings were classified as held for sale and adjusted to their current estimated fair values less costs to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $943.  During the nine months ended September 30, 2012, certain buildings and machinery and equipment were adjusted to their current estimated fair values less costs to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $5,468.  The estimated fair value of these assets of $4,973 is recorded within Assets held for sale at September 30, 2012 on the Condensed Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The following table provides a summary of the compensation related charges incurred through the nine month period ended September 30, 2012 and the related outstanding balances to be paid out in relation to those expenses:

Severance
Balance as of Jan 1, 2012	$-

Accrual for severance	738

Payments made in period	(81)

Balance as of March 31, 2012	657

Accrual for severance	125

Payments made in period	(348)

Balance as of June 30, 2012	$434

Accrual for severance	94

Payments made in period	(325)

Balance as of September 30, 2012	$203

NOTE 6 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000.  The balance of letters of credit outstanding was $3,784 and $5,084 at September 30, 2012 and December 31, 2011, related to the Company’s workers compensation insurance, certain emergency response vehicle body contracts and the Utilimaster chassis agreement discussed below.

At September 30, 2012, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $3,584 and $4,030 outstanding on the Company’s revolving credit line at September 30, 2012 and December 31, 2011.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets.   See Note 4 Debt for further information on the Company’s revolving line of credit.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. During the nine months ended September 30, 2012, the Company made earn out payments totaling $1,100, leaving an aggregate maximum amount of future payments of $5,900 as of September 30, 2012, and expects to make a payment of $1,000 in the fourth quarter of 2012.  The Company has recorded a contingent liability for the estimated fair value of the future consideration of $2,800 based upon the likelihood of the payments, discounted to September 30, 2012.  The contingent liability includes charges of $62 and $1,049 for the three and nine months ended September 30, 2012, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations.  The increase in estimated fair value of the contingent liability for the first nine months of 2012 is primarily due to an expected increase in Utilimaster’s revenue for 2012 over the amounts originally projected at the time of the acquisition.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

Changes in the Company’s warranty liability during the nine months ended September 30, 2012 and 2011 were as follows:

	2012	2011
Balance of accrued warranty at January 1	$5,802	$5,702
Warranties issued during the period	3,020	2,179
Cash settlements made during the period	(3,452)	(3,073)
Adjustments (1)	-	140
Changes in liability for pre-existing warranties during the period, including expirations	892	1,106
Balance of accrued warranty at September 30	$6,262	$6,054

(1)	Adjustments are assumed warranties outstanding at Classic Fire on April 1, 2011.

NOTE 7 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Basic weighted average common shares outstanding	33,374	33,506	33,795	33,391

Effect of dilutive stock options	-	19	29	68
Diluted weighted average common shares outstanding	33,374	33,525	33,824	33,459

Anti-dilutive stock awards:
Restricted stock	642	-	-	-
Stock options	239	382	231	33
Total	881	382	231	33

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

NOTE 8 - TAXES

The Company’s effective tax rate was (83.7)% and 97.6% for the three and nine months ended September 30, 2012, and 37.5% for the three and nine months ended September 30, 2011.  The effective tax rate for the three and nine months ended September 30, 2012 was unfavorably affected by an increase in the reserves for uncertain tax liabilities, in accordance with ASC Topic 740 “Income Taxes”, in the amount of $218 as a result of a state court ruling that occurred in the third quarter of 2012.  This event was not normal or recurring in nature, and as such was a discrete event for tax purposes, with the entire impact of the uncertain tax position taken into account in the third quarter of 2012.

NOTE 9 - BUSINESS SEGMENTS

As a result of a realignment of the Company’s operating segments completed during the course of the quarter ended September 30, 2012, the Company has realigned its reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles. The reportable segments have been identified based on the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among the Company’s operating units.  Segment results from prior periods are shown reflecting the change.

The Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Crimson, Crimson Aerials, and Classic Fire.  This segment engineers and manufactures emergency response chassis and bodies.

The Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

The Specialty Vehicles segment consists of the Spartan Chassis operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

Appropriate expense amounts are allocated to the three reportable segments and are included in their reported operating income or loss.

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies.  Assets and related depreciation expense in the column labeled “Other” pertain to capital assets maintained at the corporate level.  Segment loss from operations in the “Other” column contains corporate related expenses not allocable to the operating segments.  Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.  Intercompany transactions between operating segments were immaterial in all periods presented.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Three Months Ended September 30, 2012
	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$29,109				$29,109
Emergency Response Body Sales	10,781				10,781
Utilimaster Vehicle Sales		40,329			40,329
Motorhome Chassis Sales			17,129		17,129
Other Specialty Vehicles			1,279		1,279
Aftermarket Parts and Assemblies		8,696	5,534		14,230

Total Sales	$39,890	$49,025	$23,942	$-	$112,857

Depreciation and Amortization Expense	$396	$688	$473	$672	$2,229
Operating Income (Loss)	89	600	504	(1,468)	(275)
Segment Assets	71,798	85,118	24,483	77,107	258,506

Three Months Ended September 30, 2011

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$23,585				$23,585
Emergency Response Body Sales	11,749				11,749
Utilimaster Vehicle Sales		42,157			42,157
Motorhome Chassis Sales			14,160		14,160
Other Specialty Vehicles			4,728		4,728
Aftermarket Parts and Assemblies		19,054	4,870		23,924

Total Sales	$35,334	$61,211	$23,758	$-	$120,303

Depreciation and Amortization Expense	$540	$575	$532	$665	$2,312
Operating Income (Loss)	(548)	7,715	(643)	(1,248)	5,276
Segment Assets	72,954	76,030	24,836	77,552	251,372

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

Nine Months Ended September 30, 2012
	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$81,702				$81,702
Emergency Response Body Sales	35,687				35,687
Utilimaster Vehicle Sales		103,757			103,757
Motorhome Chassis Sales			51,715		51,715
Other Specialty Vehicles			6,410		6,410
Aftermarket Parts and Assemblies		51,867	14,949		66,816

Total Sales	$117,389	$155,624	$73,074	$-	$346,087

Depreciation and Amortization Expense	$1,320	$2,025	$1,504	$2,021	$6,870
Operating Income (Loss)	(3,256)	8,157	994	(5,705)	190
Segment Assets	71,798	85,118	24,483	77,107	258,506

Nine Months Ended September 30, 2011
	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$76,872				$76,872
Emergency Response Body Sales	33,603				33,603
Utilimaster Vehicle Sales		84,446			84,446
Motorhome Chassis Sales			48,304		48,304
Other Specialty Vehicles			13,716	-	13,716
Aftermarket Parts and Assemblies		39,195	18,664		57,859

Total Sales	$110,475	$123,641	$80,684	$-	$314,800

Depreciation and Amortization Expense	$1,798	$1,699	$1,655	$2,358	$7,510
Operating Income (Loss)	(1,042)	8,971	(2,538)	(5,086)	305
Segment Assets	72,954	76,030	24,836	77,552	251,372

Item 2.          Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and, as of April 1, 2011, Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida.  Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

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

2011 Acquisition

On April 1, 2011, we completed our acquisition of substantially all of the assets of Classic Fire, as more fully described in Note 3 - Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.  Our acquisition of Classic Fire has allowed us to expand our offerings in the emergency response vehicle market into segments and price points that complement our offerings from Spartan Chassis and Crimson as well as provided strategic sourcing of pump modules and other technology.

Executive Overview

We reported sales of $112.9 million for the third quarter of 2012, a decrease of 6.2% from the $120.3 million in sales we reported in the third quarter of 2011.  We reported a net loss of $0.3 million, or $0.01 per share for the three months ended September 30, 2012, compared to net income of $3.2 million, or $0.10 per share for the same period in 2011.  Excluding the restructuring charges incurred in the third quarter, we recorded adjusted net income of $0.7 million or $0.02 per share in 2012 compared to net income of $3.2 million or $0.10 per share in 2011.

Our Emergency Response Vehicles and Specialty Vehicles segments posted stronger sales in the third quarter with increases of $4.6 million, or 13.0% and $0.1 million or 0.4%, respectively, compared with the same period in 2011.  Third quarter 2012 sales in our Delivery and Service Vehicles segment decreased by $12.2 million or 19.9% compared to the same period in 2011.

During the third quarter of 2012, we incurred restructuring costs of $1.6 million, mainly as a result of a write down of certain buildings at our Wakarusa, Indiana campus that were reclassified as held for sale during the quarter, and expenses related to the planned move of our delivery and service vehicles operation to Bristol, Indiana.  When fully implemented, we expect that these restructuring actions will result in future savings of approximately $4 million per year as a result of increased efficiencies in our delivery and service vehicles operations.  These cost savings are expected to be realized beginning in mid 2013.

Our overall backlog increased by 18.0% to $168.3 million at September 30, 2012 compared to $142.6 million at September 30, 2011, which reflects strong order intake during the year for our emergency response bodies, motorhome chassis, and delivery and service vehicles.

Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve.  Some of our recent innovations and strategic developments include:

•
The first shipments in the third quarter of 2012 of emergency response chassis equipped with our Spartan Advanced Protection System (APS), a pioneering blend of industry-first airbag and safety belt protections that make occupants safer than ever before.  The APS offers eight airbags, including officer and driver knee airbags and a rear side curtain which is larger than any other system on the road, along with a restraint control module deploying advanced motion sensors around the cab perimeter and advanced seat belts with pretensioning and load limiting.

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

•	The shipment of 182 ReachTM commercial vans during the third quarter of 2012, coupled with follow-on orders from two of our largest delivery and service vehicle customers.

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2012.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales	100.0%	100.0%	100.0%	100.0%
Cost of products sold	87.1	83.0	85.2	84.8
Restructuring charge	1.4	-	1.7	0.5
Gross profit	11.5	17.0	13.1	14.6

Operating expenses:
Research and development	2.6	2.7	2.9	3.3
Selling, general and administrative	9.0	9.9	9.7	10.9
Restructuring charge	0.1	0.0	0.6	0.3
Operating income (loss)	(0.3)	4.4	0.1	0.1

Other income (expense), net	0.1	(0.2)	0.1	(0.1)
Income (loss) before taxes	(0.2)	4.2	0.1	0.0

Taxes	0.1	1.6	0.1	0.0

Net earnings (loss)	(0.3)%	2.7%	0.0%	0.0%

Quarter Ended September 30, 2012 Compared to the Quarter Ended September 30, 2011

For the three months ended September 30, 2012, we reported consolidated sales of $112.9 million, a decrease of $7.4 million or 6.2% compared to $120.3 million reported for the same quarter in 2011.  These results reflect a decrease in our delivery and service vehicles revenue, which was partially offset by increases in our emergency response vehicles and specialty vehicles revenue.

Cost of products sold was flat at $99.9 million in the third quarter of 2012 compared to $99.9 million in the third quarter of 2011.  As a percentage of sales, cost of products sold increased to 88.5% in the third quarter of 2012, compared to 83.0% in the third quarter of 2011.  This increase is mainly due to a change in product mix that included a lower proportion of aftermarket parts and assemblies sales in 2012 in our Delivery and Service Vehicles segment, along with an increase in restructuring charges in the third quarter of 2012, as compared with the prior year.  Excluding restructuring charges, our adjusted cost of products sold decreased by $1.4 million or 1.4% to $98.4 million in the third quarter of 2012, compared to $99.8 million in 2011, driven by the decrease in revenue.  Our adjusted cost of products sold was 87.1% of sales in the third quarter of 2012, compared to 83.0% in 2011, due to the less favorable product mix in the third quarter of 2012.

Gross profit decreased by $7.5 million, or 36.6%, to $13.0 million for the quarter ended September 30, 2012 from $20.5 million for the same period in 2011.  Gross margin decreased to 11.5% from 17.0% over the same time period, impacted by the less favorable product mix that included a lower proportion of aftermarket parts and assemblies and higher restructuring charges as discussed above.  Excluding restructuring charges, our adjusted gross profit decreased by $6.0 million, or 29.3% to $14.5 million in the third quarter of 2012 from $20.5 million in the third quarter of 2011, driven by the decrease in revenue and less favorable product mix in 2012.  Our adjusted gross margin decreased to 12.9% in the third quarter of 2012 compared to 17.0% for the same period in 2011, mainly due to the less favorable product mix in 2012.

Operating expenses decreased by $2.0 million or 13.2% to $13.2 million for the quarter ended September 30, 2012, compared to $15.2 million for the same period in 2011.  Research and development expense decreased by $0.4 million due to reduced spending on defense related products.  Selling, general and administrative expense decreased by $1.7 million, reflecting a $0.5 million decrease in provisions for certain earn out payments associated with our 2009 acquisition of Utilimaster, a $0.4 million reduction in sales commissions and $0.8 million in savings attributable to restructuring and cost cutting efforts.

Our effective income tax rate was (83.7)% in the third quarter of 2012, compared to 37.5% in the third quarter of 2011.  Our effective tax rate in the third quarter of 2012 was unfavorably impacted by a $0.2 million increase in our reserve for uncertain tax liabilities as a result of a state court ruling that occurred in the third quarter of 2012, in accordance with Accounting Standards Codification Topic 740, “Income Taxes”.  This adjustment was not normal or recurring in nature, and as such was a discrete event for tax purposes, with the entire impact of the uncertain tax position taken into account in the third quarter of 2012.

We recorded a net loss of $0.3 million, or $0.01 per share, for the three months ended September 30, 2012, compared to net income of $3.2 million, or $0.10 per share for the same period in 2011.  Driving the decrease in net earnings for the three months ended September 30, 2012 compared with the prior year were the factors discussed above.

Excluding restructuring charges, adjusted net earnings were $0.7 million or $0.02 per diluted share for the three months ended September 30, 2012, compared to adjusted net income of $3.2 million or $0.10 per share for the three months ended September 30, 2011.

At September 30, 2012, we had $168.3 million in backlog compared to $142.6 million at September 30, 2011, an increase of $25.7 million or 18.0%.  This increase is mainly attributable to a $13.3 million increase in our emergency response bodies backlog due to strong order intake from outside North America along with an increase of $11.1 million in our delivery and service vehicles backlog due to a large order received in the third quarter of 2012 from a fleet customer, along with smaller increases in most of our other markets.  Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by April, 2013.

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

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

For the nine months ended September 30, 2012, we reported consolidated sales of $346.1 million, an increase of $31.3 million or 9.9% compared to the same period in 2011.  These results reflect the strength in our Delivery and Service Vehicles segment during the first half of the year.

Cost of products sold increased by $31.9 million or 11.9%, to $300.6 million for the nine months ended September 30, 2012 compared to $268.7 million in 2011.  The increase is attributable to the increase in sales along with higher restructuring charges that we experienced in 2012 compared to 2011.  As a percentage of sales, cost of products sold increased to 86.9% in 2012, compared to 85.4% in 2011.  This increase is mainly due to the higher restructuring costs incurred in the nine months ended September 30, 2012 compared to the same period in 2011.  We incurred restructuring charges of $5.8 million within cost of products sold during the nine months ended September 30, 2012 as a result of the planned moves of our Utilimaster operations to Bristol, Indiana and our Reach manufacturing to Charlotte, Michigan, along with restructuring actions undertaken in our specialty vehicles operations, compared to $1.7 million incurred in the nine months ended September 30, 2011 to align our structure and operating expenses with expected revenue levels.  Excluding restructuring charges, our adjusted cost of products sold increased by $27.8 million or 10.4% to $294.8 million in the nine months ended September 30, 2012 from $267.0 million in the same period of 2011, driven by the increase in revenue.  For more information on our restructuring activities, see Note 5 - Restructuring of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Gross profit decreased by $0.6 million, or 1.3%, to $45.5 million in the nine months ended September 30, 2012 from $46.1 million in the same period in 2011.  The decrease was the result of higher restructuring charges, partially offset by higher sales volumes, as discussed above.  Consolidated gross margin decreased to 13.1% from 14.6% over the same time period, mainly due to the higher restructuring charges incurred in 2012.  Excluding restructuring charges, our adjusted gross profit increased by $3.4 million, or 7.1% to $51.2 million during the nine months ended September 30, 2012 from $47.8 million during the nine months ended September 30, 2011, while our adjusted gross margin decreased to 14.8% for the first nine months of 2012 compared to 15.2% for the same period in 2011.

Operating expenses decreased by $0.5 million or 1.1% to $45.3 million or 13.1% of sales for the nine month period ended September 30, 2012, compared to $45.8 million or 14.5% of sales for the same period in 2011, mainly driven by savings of approximately $0.8 million in selling, general and administrative expense due to restructuring and cost cutting efforts, along with a decrease of approximately $0.6 million in research and development expense driven by a reduction in development costs related to the Reach commercial van.  These decreases were partially offset by the $1.0 million increase in restructuring charges recorded in the first nine months of 2012 compared with the same period of 2011.  We recorded restructuring charges within operating expense of $2.0 million during the nine months ended September 30, 2012, with approximately $1.2 million related to the planned moves of our Utilimaster operations to Bristol, Indiana, and approximately $0.8 million related to restructuring initiatives undertaken in our Emergency Response Vehicles and Specialty Vehicles segments to align expenses with current and expected future revenue levels.  Excluding restructuring charges, our adjusted operating expense decreased by $1.4 million, or 3.1% to $43.3 million or 12.5% of sales during the nine months ended September 30, 2012, from $44.7 million or 14.2% of sales during the same period of 2011 due to the factors discussed above.

Our effective income tax rate was 97.6% for the nine months ended September 30, 2012, compared to 37.5% for the same period in 2011.  Our effective tax rate in the third quarter of 2012 was unfavorably impacted by a $0.2 million increase in our reserve for uncertain tax liabilities as a result of a state court ruling that occurred in the third quarter of 2012, in accordance with Accounting Standards Codification Topic 740, “Income Taxes”.  This adjustment was not normal or recurring in nature, and as such was a discrete event for tax purposes, with the entire impact of the uncertain tax position taken into account in the third quarter of 2012.

We recorded net earnings at break even for the nine months ended September 30, 2012, compared to net income of $0.1 million, or $0.00 per share for the same period in 2011.  Driving the decrease in net earnings for the nine months ended September 30, 2012 compared with the prior year were the factors mentioned above.

Excluding restructuring charges of $7.7 million ($4.7 million net of tax) incurred during the nine months ended September 30, 2012 and $2.8 million ($1.8 million net of tax) incurred during the nine months ended September 30, 2011, adjusted net earnings were $4.7 million or $0.14 per diluted share for the nine months ended September 30, 2012, compared to net income of $1.9 million or $0.06 per share for the nine months ended September 30, 2011.

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

Financial Summary (Non-GAAP)
(In thousands, except per share data)
(Unaudited)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012	% of sales	2011	% of sales	2012	% of sales	2011	% of sales
Cost of products sold	$99,889	88.5	$99,857	83.0	$300,631	86.9	$268,664	85.3
Subtract: restructuring charges	1,543	1.4	-	-	5,760	1.7	1,731	0.5
Adjusted cost of products sold	$98,346	87.1	$99,857	83.0	$294,871	85.2	$266,933	84.8

Gross profit/Gross margin	$12,968	11.5	$20,446	17.0	$45,456	13.1	$46,136	14.7
Add back: restructuring charges	1,543	1.4	-	-	5,760	1.7	1,731	0.5
Adjusted gross profit/Adjusted gross margin	$14,511	12.9	$20,446	17.0	$51,216	14.8	$47,867	15.2

Operating expenses	$13,243	11.7	$15,170	12.6	$45,266	13.1	$45,831	14.6
Less: restructuring charges	100	0.1	-	-	1,976	0.6	1,050	0.3
Adjusted operating expenses	$13,143	11.6	$15,170	12.6	$43,290	12.5	$44,781	14.2

Net earnings (loss)	$(327)	(0.3)	$3,198	2.7	$9	0.0	$80	0.0
Add back: restructuring charges, net of tax	1,002	0.9	-	-	4,719	1.4	1,796	0.6
Adjusted net earnings	$675	0.6	$3,198	2.7	$4,728	1.4	$1,876	0.6

Net earnings per share - basic and diluted	$(0.01)		$0.10		$-		$-
Add back: restructuring charges, net of tax	0.03		-		0.14		0.06
Adjusted net earnings per share - diluted	$0.02		$0.10		$0.14		$0.06

Our Segments

As a result of a realignment of our operations completed during the course of the third quarter of 2012, we realigned our reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles.  Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Crimson, Crimson Aerials and Classic Fire.  Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations and Our Specialty Vehicles segment is comprised of the motorhome, aftermarket parts and assemblies, defense and other specialty vehicle operations of Spartan Chassis.  The reportable segments have been identified based on the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units.  Segment results from prior periods are shown reflecting the change.  For certain financial information related to each segment, see Note 9 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Sales	$39,890	100.0%	$35,335	100.0%	$117,389	100.0%	$110,475	100.0%

Operating Income (loss)	89	0.2%	(548)	(1.6)%	(3,256)	(2.8)%	(1,042)	(0.9)%

Segment assets	71,798		72,954		71,798		72,954

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

Sales in our Emergency Response Vehicles segment increased by $4.6 million, or 13.0% to $39.9 million in the third quarter of 2012 compared to $35.3 million for the same period of 2011, driven by stronger sales of emergency response chassis, which, despite the quarter’s increases, remain below historical levels due to continuing municipal budget constraints.    Partially offsetting these increases was a decrease in sales of emergency response bodies due to production delays caused by later than expected receipt of certain commercial chassis. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income for our Emergency Response Vehicles segment increased by $0.6 million to income of $0.1 million in the third quarter of 2012 compared to an operating loss of $0.5 million in the third quarter of 2011, due to the higher sales volumes in 2012 compared to 2011.

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

Sales in our Emergency Response Vehicles segment increased by $6.9 million, or 6.2% to $117.4 million in the nine month period ended September 30, 2012 compared to $110.5 million for the same period of 2011.  Driving the increase was stronger order intake throughout the first nine months of 2012 in both chassis and bodies, which showed sales increases of 6.3% and 6.2%, respectively, over the same period in 2011.  There were no changes in pricing of products sold by our Emergency Response Vehicles Segment that had a significant impact on our financial statements when comparing these periods.  We expect to see revenues in our Emergency Response Vehicles segment increase slightly for the fourth quarter of 2012, compared with the same period in 2011, due to the strong order intake experienced earlier in 2012.

Operating loss for our Emergency Response Vehicles segment increased by $2.3 million, or 230.0% to an operating loss of $3.3 million in the nine months ended September 30, 2012 compared to an operating loss of $1.1 million for the same period in 2011.  Approximately $1.2 million of this increase was due to the mix of products sold during the nine months ended September 30, 2012 compared to the same period in 2011, along with additional warranty provision and engineering expense related to the development of our Advanced Protection System, which accounted for approximately $0.6 million each in 2012.

Delivery and Service Vehicles

Income Statement Data
(Dollars in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Sales	$49,025	100.0%	$61,211	100.0%	$155,624	100.0%	$123,641	100.0%

Operating Income	600	1.2%	7,715	12.6%	8,157	5.2%	8,971	7.3%

Segment assets	85,118		76,030		85,118		76,030

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

Sales for the third quarter of 2012 in our Delivery and Service Vehicles segment decreased by $12.2 million or 19.9% to $49.0 million compared to $61.2 million for the third quarter of 2011, due to a decrease in sales of delivery and service related aftermarket accessories.  There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2012 to the third quarter of 2011.

Operating income in our Delivery and Service Vehicles segment for the third quarter of 2012 decreased by $7.1 million or 92.2% to $0.6 million, compared to operating income of $7.7 million for the same period of 2011.  Driving the decrease was the reduction in sales of delivery and service related aftermarket accessories in the third quarter of 2012, along with restructuring charges of $1.5 million incurred in the third quarter of 2012 as a result of the planned move of our delivery and service operations to a new facility in Bristol, Indiana.

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

Sales for the nine months ended September 30, 2012 for our Delivery and Service Vehicles segment increased by $32.0 million or 25.9% to $155.6 million compared to $123.6 million for same time period in 2011.  The sales increase was driven by an increase in aftermarket accessories sales, which contributed approximately $13 million, and higher sales volumes of vehicles, which contributed approximately $11 million to the total sales increase.  Also contributing to the sales increase was a favorable vehicle product mix, which accounted for approximately $6 million of the sales increase.  Pricing increases on certain vehicles, which were largely offset by material cost increases, resulted in an increase of approximately $1.7 million for the nine months ended September 30, 2012 compared with the same period in 2011.  Approximately $2.9 million of the additional volume related revenue in the nine months ended September 30, 2012 was due to the delay of shipments on certain vehicles in the fourth quarter of 2011 in order to effect updates to meet certain regulatory safety requirements.  We expect sales in our Delivery and Service Vehicles segment for the fourth quarter of 2012 to decrease somewhat from those experienced in the fourth quarter of 2011, due to a decrease in sales of certain aftermarket accessories.

Operating income for our Delivery and Service Vehicles segment for the nine months ended September 30, 2012 decreased by $0.8 million or 8.9% to $8.2 million, compared to operating income of $9.0 million for the same period of 2011.  Driving the decrease was the $6.8 million of restructuring charges incurred in 2012 as a result of the planned moves of our delivery and service operations to a new facility in Bristol, Indiana and our Reach manufacturing to Charlotte, Michigan, which was largely offset by the impact of the increase in revenue in 2012 as compared to 2011.

Specialty Vehicles

Income Statement Data
(Dollars in thousands)
	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%

Sales	$23,942	100.0%	$23,758	100.0%	$73,074	100.0%	$80,684	100.0%

Operating Income (loss)	504	2.1%	(643)	(2.7)%	994	1.4%	(2,538)	(3.1)%

Segment assets	24,483		24,836		24,483		24,836

Comparison of the Three Month Periods Ended September 30, 2012 and 2011

Sales for the third quarter of 2012 in our Specialty Vehicles segment increased by $0.1 million or 0.4% to $23.9 million compared to $23.8 million for the third quarter of 2011, due to an approximately $3.0 million increase in motorhome chassis sales, which was offset by an approximately $2.9 million decrease in defense related sales.  There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2012 to the third quarter of 2011.

Operating income for our Specialty Vehicles segment for the third quarter of 2012 increased by $1.1 million to income of $0.5 million, compared to an operating loss of $0.6 million for the same period of 2011.  Driving the increase was a reduction in operating expenses in 2012 compared to the same period of 2011 as a result of restructuring initiatives undertaken in previous periods.

Comparison of the Nine Month Periods Ended September 30, 2012 and 2011

Sales for the nine months ended September 30, 2012 for our Specialty Vehicles segment decreased by $7.6 million or 9.4% to $73.1 million compared to $80.7 million for same time period in 2011.  The sales decrease was driven by a $9.6 million decrease in defense related sales and a $3.7 million decrease in sales of aftermarket parts and assemblies, which were partially offset by increases of $3.3 million in sales of motorhome chassis and $2.6 million in other specialty chassis.  We expect to see revenues in our Specialty Vehicles segment decrease somewhat for the fourth quarter of 2012, compared with the same period in 2011, due to an expected decrease in defense related sales in 2012 as compared to 2011.

Operating income for our Specialty Vehicles segment for the nine months ended September 30, 2012 increased by $3.5 million to $1.0 million, compared to an operating loss of $2.5 million for the same period of 2011.  Driving the operating income increase was a reduction in operating expenses year over year as a result of restructuring initiatives undertaken in previous periods.

Financial Condition

Balance Sheet at September 30, 2012 compared to December 31, 2011

Cash decreased by $5.0 million, or 15.7%, to $26.7 million at September 30, 2012 from $31.7 million at December 31, 2011, due to cash used in investing activities of $9.6 million, primarily from investments in property and equipment related to the move of our Utilimaster operations.  This was partially offset by cash provided from operations of $6.6 million, largely related to increases in accounts payable and non-cash add backs from depreciation and loss on disposals.  Also contributing to the decrease in cash was a dividend payment of $1.7 million made on June 14, 2012.

Accounts receivable increased by $10.0 million, or 25.0%, to $50.0 million at September 30, 2012, compared to $40.0 million at December 31, 2011, primarily due to a higher volume of sales during the latter half of the third quarter ended September 30, 2012 compared to sales in the latter half of the fourth quarter ended December 31, 2011.  Days sales outstanding increased by 5 days to 38 days at September 30, 2012 compared to 33 days at December 31, 2011.

Income taxes receivable increased by $3.9 million or 260.0% to $5.4 million at September 30, 2012 compared to $1.5 million at December 31, 2011 due to estimated tax payments made during the nine months ended September 30, 2012 and our net loss position for the third quarter.  Estimated tax payments made during the first nine months of 2012 were based on the higher taxable income recorded during the first half of the year.

Inventory increased by $3.8 million or 5.7% to $70.8 million at September 30, 2012 compared to $67.0 million at December 31, 2011, due to an increase in inventory levels in our emergency response vehicles operations in preparation for higher production volumes, accompanied by production delays caused by later than expected receipt of certain commercial chassis.  Day’s inventory outstanding decreased to 61 days at September 30, 2012, compared to 63 days at December 31, 2011, due to lower average inventory levels throughout the third quarter of 2012 and the impact of higher cost of product sold experienced in 2012 compared to the fourth quarter of 2011.

Assets held for sale of $5.0 million reflect land and buildings at our Wakarusa, Indiana location that were reclassified to held for sale from property plant and equipment in the first and third quarters of 2012.

Accounts payable at September 30, 2012 increased $8.5 million, or 38.9%, to $30.1 million compared to $21.6 million at December 31, 2011.  This increase was driven by the reduction of our accounts payable balance at year end related to our traditional week long shut down for the year-end holidays, accompanied by an increase in payables activity in the third quarter of 2012 related to the higher production levels.

Deposits from customers decreased $1.3 million, or 16.5%, to $6.6 million at September 30, 2012 from $7.9 million at December 31, 2011, mainly due to the shipment of walk-in vans in the first quarter of 2012 that had been held at December 31, 2011 in order to effect updates to meet certain regulatory safety requirements.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2012, cash and cash equivalents decreased by $5.0 million to a balance of $26.7 million compared to $31.7 million at December 31, 2011.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the nine months ended September 30, 2012, we generated $6.6 million of cash from operating activities, which represents a $19.8 million decrease from the $26.4 million of cash that was generated from operations for the nine months ended September 30, 2011.  The decrease in cash generated in 2012 was driven primarily by an increase in accounts receivable as a result of the timing of our sales, as we experienced a higher level of shipments during the latter half of the quarter ended September 30, 2012 compared to the same period of 2011.  In addition, we experienced positive cash flow during the first nine months of 2011 as a result of decreasing accounts receivable balances due to lower sales volumes.  This decrease in cash flow was partially offset by the non-cash charge for loss on impairment and disposal of assets, incurred in the first nine months of 2012, related to the reclassification of our Wakarusa, Indiana facility to assets held for sale.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2012.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

We used $9.6 million of cash in investing activities during the nine months ended September 30, 2012, mainly for the purchase of property, plant and equipment, including $6.7 million related to the relocation of our delivery and service vehicles operations to Bristol, Indiana and approximately $2.9 million for replacement of existing equipment.  During the nine months ended September 30, 2011, we used $8.3 million of cash in investing activities, including $4.7 million for the acquisition of Classic Fire and $3.6 million for replacement of existing equipment.

In the fourth quarter of 2012, we are expecting to incur capital expenditures of $2 to $3 million for new strategic initiatives, which include infrastructure for the relocation of our delivery and service vehicles operations to Bristol, Indiana, investment in our new Enterprise Resource Planning (ERP) system and operational improvements to our existing property, plant and equipment.  We also expect to expend $10 to $12 million in the fourth quarter of 2012 to procure transition engines in preparation for the upcoming 2013 engine emissions change.

Working Capital
(In thousands)
	September 30, 2012	December 31, 2011	Change

Current assets	$166,542	$149,069	$17,473

Current liabilities	60,107	50,396	9,711

Working capital	$106,435	$98,673	$7,762

The increase in our working capital at September 30, 2012 from December 31, 2011, was driven by increases in accounts receivable, inventory and assets held for sale, and a decrease in customer deposits, partially offset by an increase in accounts payable.  Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the changes in these working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In the first quarter of 2012, we made a $1.1 million payment, leaving an aggregate maximum amount of future payments of $5.9 million.  During the nine months ended September 30, 2012, we recognized expense of $1.0 million to adjust our liability for the contingent obligation to the estimated fair value of the future consideration of $2.8 million based upon the likelihood of the payments, discounted to September 30, 2012.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years.  See Note 4, Debt, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line.  The credit facility matures on December 16, 2016.  We had no drawings against this credit line as of September 30, 2012.  During the period ended September 30, 2012 our revolving credit facility was utilized, and will continue to be utilized in future periods, to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company.  This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us.  See Note 6, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2009, we amended and restated our private shelf agreement with Prudential Investment Management, Inc.  Under this private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016.  In addition, this agreement established an uncommitted shelf facility up to an additional $45.0 million.  The interest rate is determined based on applicable rates at the time of issuance.  The total outstanding debt under this agreement was $5 million at September 30, 2012 and December 31, 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At September 30, 2012, we were in compliance with all debt covenants, and, based on our current outlook for the remainder of 2012, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.1 million as of September 30, 2012 due and payable over the next three years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  The repurchase of common stock is contingent upon market conditions.  Through September 30, 2012, no shares were repurchased under this authorization.

Dividends

On October 24, 2012 our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock, payable on December 13, 2012 to shareholders of record at the close of business on November 8, 2012.

On April 26, 2012, our Board of Directors declared our semi-annual dividend of $0.05 per share of common stock.  The dividend was paid on June 14, 2012 to shareholders of record at the close of business on May 10, 2012.  The aggregate amount of dividends paid to date in 2012 is $1.7 million and is expected to be approximately $3.4 million for all of 2012.

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

Item 3.          Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At September 30, 2012, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Item 4.          Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2012. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  Through September 30, 2012 no shares were repurchased under this authorization.

During the quarter ended September 30, 2012 there were 21,477 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 30	--	--	--	1,000,000
August 1 to August 31	21,477	$4.86	--	1,000,000
September 1 to September 30	--	--	--	1,000,000
Total	21,477	$4.86	--	1,000,000

Item 6.          Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 8, 2012	SPARTAN MOTORS, INC.

	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer and Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document