Form 10-K
period 2012-12-31
SPARTAN MOTORS INC
filed 2013-03-14
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)
Michigan	38-2078923
(State or Other Jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or Organization)

1541 Reynolds Road
Charlotte, Michigan	48813
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class	Name of Exchange on which Registered
Common Stock, $.01 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter: $169,891,028.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2013: 33,918,283 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 22, 2013 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, are incorporated by reference in Part III.

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

When used in this Form 10-K, “Company”, “we”, “us” or “our” refers to Spartan Motors, Inc. and, depending on the context, could also be used to refer generally to the Company and its subsidiaries, which are described below.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc. located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Wakarusa and Bristol, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida, acquired on April 1, 2011.  In September of 2010, we divested substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary located in Marion, South Carolina.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Classic Fire engineers and manufactures fire trucks that are built on commercial chassis and offered at a lower price point for use as brush trucks, urban interface, tankers and smaller rescues. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

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

We have an innovative team focused on building lasting relationships with our customers. This is accomplished by striving to deliver premium custom vehicles, vehicle components, and services. We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among our operating units.  As a result of a realignment of our operating segments completed during the course of the quarter ended September 30, 2012, we have realigned our reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles.  For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Emergency Response Vehicles

Our Emergency Response Vehicles segment consists of the operations of our Crimson and Classic Fire subsidiaries (together “Spartan ERV”), our Crimson Aerials subsidiary (“Spartan ERV Aerials”) and the emergency response chassis operations of our Spartan Chassis subsidiary.  This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment.  The emergency response chassis operations of Spartan Chassis designs and manufactures custom chassis for emergency response vehicles.  Spartan ERV specializes in the manufacture of emergency response vehicle bodies which are mounted on custom chassis from Spartan Chassis, commercial chassis or other custom chassis.  Spartan ERV Aerials specializes in the engineering and manufacture of aerial ladders and emergency response vehicle bodies.  Sales from the Emergency Response Vehicles segment represented 34.5%, 36.3% and 40.0% of our consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory.  As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility.  Spartan Motors markets its emergency response vehicles throughout the U.S. and Canada, as well as in select markets in South America and Asia.  The Emergency Response Vehicles segment employed approximately 566 associates in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Ocala, Florida as of February 28, 2013, of which approximately 554 were full-time.  Of the full-time associates, approximately 61 were contracted employees.

Emergency Response Chassis

We custom manufacture emergency response chassis in response to exact customer specifications through our Spartan Chassis subsidiary. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized.  Spartan Chassis has four fire truck models within this product line:  (1) the “Gladiator” chassis; (2) the “Metro Star” chassis; (3) the “Metro Star X” chassis and (4) the “Metro Star RT” (rescue transport).

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

Over the past few years, Spartan Chassis has introduced innovations such as:  the Advanced Protection System (APS), an unequaled occupant restraint system which includes additional airbag positions and intelligent seats providing best-in-class protection against frontal impact, rollover, side impact and occupant ejection;  a new Angle of Approach (AoA) chassis that exceeds all NFPA angle-of-approach and departure standards with its 19-degree approach angle;  a 4 X 4 Metro Star chassis built of the current 2010 emissions;  vehicle data recorder;  computer navigation systems;  low profile cab design; and electronic fluid level checks.

Emergency Response Bodies

We engineer and manufacture bodies for custom and commercial emergency response vehicles and apparatus through our Crimson and Classic Fire subsidiaries.  Both subsidiaries market products through a network of dealers throughout North America, and in select markets in South America and Asia under the Spartan ERV brand.  The Spartan ERV product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Created by the merger on January 1, 2003 of two of the Company’s wholly owned subsidiaries - Luverne Fire Apparatus, Ltd. and Quality Manufacturing, Inc. (two of the industry’s oldest brands) - the Spartan ERV brand builds on more than 130 years of heritage and the recognition of the excellence of the Spartan brand.   Spartan ERV is recognized in the industry for its innovative design and engineering, with signature features such as Tubular Stainless Steel body structure (known as the Tri-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels that are designed to offer the safety, reliability and durability that firefighters need to get the job done.  Spartan ERV’s product lines also include an array of lower price point apparatus built on commercial chassis such as brush trucks, urban interface rescue vehicles and tankers.

Aerial Ladders

We engineer, manufacture and market aerial ladder components for fire trucks under the Spartan ERV brand through our Crimson Aerials subsidiary in Ephrata, Pennsylvania, which began operations in 2003 and has developed a full line of aerial products. Spartan ERV Aerials introduced its first models in 2004 and is poised to produce the next generation of aerial devices in terms of technology, operation and serviceability.  Spartan ERV Aerials primarily sells its products to Spartan ERV.

Delivery and Service Vehicles

We manufacture delivery and service vehicles through our Utilimaster subsidiary, which was acquired on November 30, 2009.  Utilimaster, which was established in 1973, designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and assemblies.  The majority of its revenues are in the delivery and service market, which includes walk-in vans for the package delivery, bakery/snack delivery and linen/uniform rental markets. Its remaining revenues are attributable to commercial truck bodies, along with aftermarket parts and assemblies.  Sales from the Delivery and Service Vehicles segment represented 44.2%, 38.9% and 23.5% of our consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively.  Utilimaster employed approximately 861 associates as of February 28, 2013, of which approximately 123 were contracted employees.

Utilimaster’s sales and distribution efforts are designed to sell to national, fleet and commercial dealer accounts within these niches under the Aeromaster®, Trademaster®, Metromaster® and Utilivan® brand names.  Utilimaster markets its products throughout the U.S. and Canada.

The principal types of commercial vehicles manufactured by Utilimaster are walk-in vans, cutaway vans and truck bodies.  Walk-in vans are assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab.  Walk-in vans are sold under the Aeromaster® brand, and are typically used in multi-stop applications that include the delivery of packages, the distribution of food products and the delivery of uniforms/linens.  Cutaway vans are installed on “cutaway” van chassis, and are sold under the Utilimaster, Utilivan®, Metromaster® and Trademaster® brand names.  Cutaway bodies are primarily used for local delivery of parcels, freight and perishable food. Utilimaster’s truck bodies are typically fabricated with pre-painted panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements.  Utilimaster installs its truck bodies on a chassis that is supplied with a finished cab.  Utilimaster’s truck bodies are sold under the Utilimaster brand name and are used for diversified dry freight transportation.  In addition to vehicles, Utilimaster sells aftermarket parts and assemblies for its walk-in vans and truck bodies and has introduced several new innovative products in recent years, including:  keyless entry and safe loading systems and custom shelving units.  In the years ended December 31, 2012, 2011 and 2010, aftermarket parts and assemblies sales represented 27.8%, 28.2% and 14.9% of the Delivery and Service Vehicles segment sales.

We began shipments of the “Reach” Next Generation Commercial Van (“NGCV”) in the first quarter of 2012.  The Reach offers greatly improved fuel economy and reduced CO2 emissions, as well as enhanced aesthetics and functional improvements.

Specialty Vehicles

Our Specialty Vehicles segment consists of the Spartan Chassis operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.  Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders.  As a specialty chassis and vehicle manufacturer we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility.  Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and assemblies.  Sales from our Specialty Vehicles segment represented 21.3%, 24.8% and 36.5% of our consolidated sales for the years ended December 31, 2012, 2011 and 2010, respectively. The Specialty Vehicles segment employed approximately 214 associates in Charlotte, Michigan as of February 28, 2013, of which approximately 206 were full-time.  Of the full-time associates, approximately 9 were contracted employees.

Motor Home Chassis

We custom manufacture chassis to the individual specifications of our motor home OEM customers through our Spartan Chassis subsidiary. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motor home bodies to be attached to the Spartan chassis. Spartan Chassis’s motor home chassis are separated into three models: (1) the “Mountain Master” series chassis; (2) the “K2” series chassis and (3) the “K3” series chassis.

Versions of these three basic product models are designed and engineered in order to meet exact customer requirements.  This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM.  We seek to develop innovative engineering solutions to meet our customer’s requirements and strive to anticipate future market needs by working closely with OEMs and listening to end users.  We monitor the availability of new technology and work closely with our component manufacturers to apply new technology to our products.  Over the past few years we have introduced new innovations, including:  electronic steering control, heavy duty air ride independent front suspension and multiplexed electrical controls.  More recent innovations include our certified 2013 EPA compliant clean diesel technology and front engine gas chassis concepts which target the largest growth segment in class A recreational vehicles.

Specialty Vehicle Chassis

Through our Spartan Chassis subsidiary, we develop specialized chassis to unique customer requirements and actively seek additional applications of our existing products and technology in the specialty vehicle market.  Over the past few years we have expanded into highly customized niche markets for specialty vehicle chassis, including high power/high capability drill rigs and specialty bus applications and assembly of the Isuzu N-Series Gasoline Cab-Forward Trucks, a direct result of our alliance with Isuzu Commercial Truck of America.

Aftermarket Parts and Assemblies

The aftermarket parts and assemblies operation of Spartan Chassis supplies aftermarket repair parts and sub-assemblies along with limited servicing and refurbishment for our products in the defense, motorhome and emergency response markets.

Marketing

We market our specialty vehicles, including custom emergency response chassis, emergency response bodies and other specialty vehicles, throughout the U.S. and Canada, as well as select markets in South America and Asia, primarily through the direct contact of our sales department with OEMs, dealers and end users. We utilize dealer organizations that establish close working relationships through their sales departments with end users.   These personal contacts focus on the quality of the group’s specialty products and allow us to keep customers updated on new and improved product lines and end users’ needs.

Through our Utilimaster subsidiary, we sell delivery and service vehicles to commercial vehicle dealers, leasing companies and directly to end-users, and the Reach commercial van through the Isuzu dealer network.  Utilimaster also markets its products directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada.  Utilimaster has organized its sales force and product engineering staff into market teams.  Utilimaster also provides aftermarket support, including parts sales and field service, to all of its customers through its Customer Service Department located in Wakarusa, Indiana, as well as maintaining the only online parts resource among the major delivery and service vehicle manufacturers.  Utilimaster does not provide financing to dealers, fleet or national accounts.  Utilimaster also maintains multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2012 and consistent with prior years, our representatives attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote our products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows us to better identify what customers and end users are looking for in the future. We use these events to create a competitive advantage by relaying this information back to our advanced product development team for future projects.

Our sales and marketing team is responsible for promoting and selling our manufactured goods and producing product literature. The sales group consists of approximately 39 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Ocala, Florida; and Bristol, Indiana; with 14 additional salespeople located throughout North America and one in South America.

Competition

The principal methods of building competitive advantages we utilize include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). Our direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers.  Our competition in the delivery and service vehicle market, primarily walk-in vans, comes from a small number of manufacturers.

Because of the lack of reliable published statistics, we are unable to state with certainty our position in most of our markets compared to our competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. We believe that no one company has a dominant position in either of those markets.  We are the leading manufacturer of walk-in vans in the United States, and believe we have a market share of approximately 60% in this market.  The cutaway and truck body markets are highly fragmented, making the determination of our market share difficult.  However, we believe we are one of the top five manufacturers of these products in the United States.

Manufacturing

Spartan Chassis currently has six principal assembly facilities in Charlotte, Michigan for its custom chassis products. Most of these facilities have been updated over the past few years in order to increase efficiencies and to improve the quality of our manufacturing process.  Due to the custom nature of our business, our chassis are hand crafted to customer specifications on non-automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using primarily commercially available components purchased from outside suppliers. Certain components are custom fabricated at Spartan Chassis Charlotte facilities when it is determined to be more cost effective than purchasing from outside suppliers.  This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

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

Crimson Aerials’ products are manufactured and assembled at its manufacturing facility located in Ephrata, Pennsylvania, utilizing a chassis produced by Spartan Chassis.  Crimson Aerials also refurbishes aerial ladders and other fire truck components manufactured by it and other manufacturers.

Classic Fire’s products are manufactured and assembled at its plant in Ocala, Florida, utilizing mainly commercial chassis to build specialty emergency response vehicles.  They also design, engineer and produce pump modules along with Compressed Air Foam Systems (CAFS) to be used in the truck’s multiplex system.

Through 2012, Utilimaster’s manufacturing operations were located in Wakarusa, Indiana.  In February, 2012, we announced our plan to move Utilimaster’s production to a new, single building facility in Bristol, Indiana. We expect to have the first phase of the move completed in the first quarter of 2013.  The move will enable all walk-in van production to take place in one building, thereby eliminating non value added product movement and greatly increasing manufacturing efficiency.  Utilimaster builds commercial vehicles and installs other related equipment on truck chassis.  These commercial vehicles are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels.  After assembly, Utilimaster installs optional equipment and finishes based on customer specifications.  At each step of the manufacturing, installation and finish process, Utilimaster conducts quality control procedures to ensure product and specification integrity.  Utilimaster’s products are highly engineered and generally produced to firm orders.  Order levels will vary depending upon price, competition, prevailing economic conditions and other factors.

Suppliers

We are dedicated to establishing long-term and mutually beneficial relationships with our suppliers. Through these relationships, we benefit from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions and lower total costs of doing business.  The combined buying power of our subsidiaries and a corporate supply chain management initiative allow us to benefit from economies of scale and to focus on a common vision.

The single largest commodity directly utilized in production is aluminum, which we purchase under purchase agreements similar to steel.  To a lesser extent we are dependent upon suppliers of lumber, fiberglass and steel for our manufacturing.  We have no significant long-term material supply contracts. There are several readily available sources for the majority of these raw materials.  However, we are heavily dependent on specific component part products from a few single source vendors.  We maintain a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. We have not experienced any significant shortages of raw materials or component parts and normally do not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules.

Material and component cost increases are passed on to our customers whenever possible. However, there can be no assurance that there will not be any supply issues over the long-term.

In the assembly of delivery and service vehicles, we use chassis supplied by third parties, and generally do not purchase these chassis for inventory.  For this market, we typically accept shipment of truck chassis owned by dealers or end users, for the purpose of installing and/or manufacturing our specialized commercial vehicles on such chassis.  In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies which manufacture and/or deliver such commercial truck chassis, Utilimaster’s level of manufacturing could be substantially reduced.

Research and Development

Our success depends on our ability to respond quickly to changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. We dedicate a portion of our facilities to research and development projects and focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines.  We spent $12.9 million, $13.9 million and $16.9 million on research and development in 2012, 2011 and 2010, respectively.

Product Warranties

Our subsidiaries all provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale.  The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see Note 13, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 16 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have 16 pending patent applications in the United States. The existing patents will expire on various dates from 2016 through 2025 and all are subject to payments of required maintenance fees. We also own 30 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use.  In addition, we have various international trademark applications pending.

We believe our products are identified by our trademarks and that our trademarks are valuable assets to all of our business segments. We are not aware of any infringing uses or any prior claims of ownership of our trademarks that could materially affect our business. It is our policy to pursue registration of our primary marks whenever possible and to vigorously defend our patents, trademarks and other proprietary marks against infringement or other threats to the greatest extent practicable under applicable laws.

Environmental Matters

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on our capital expenditures, earnings or competitive position.

Associates

We employed approximately 1,653 associates as of February 28, 2013, of which approximately 1,625 were full-time.  Included in the full-time counts are approximately 206 contracted associates.  Management presently considers its relations with associates to be positive.

Customer Base

In 2012, our customer base included one major customer as defined by sales of more than 10% of total net sales.  Sales to United Parcel Service in 2012, which is a customer of Utilimaster, were $59.1 million.

In 2011, our customer base included one major customer as defined by sales of more than 10% of total net sales.  Sales to United Parcel Service in 2011, which is a customer of Utilimaster, were $73.5 million.

In 2010, our customer base included two major customers, as defined by sales of more than 10% of total net sales.  Sales to BAE Systems (“BAE”) and to Fleetwood RV, which are both customers of Spartan Chassis, were $65.2 million and $48.7 million respectively for 2010.

Sales to customers classified as major amounted to 12.6%, 17.3% and 23.7% of total revenues in 2012, 2011 and 2010, respectively.    While no customer individually comprised more than 10% of total net sales in 2012, we do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations.  We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets.  See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $44.2 million, $22.7 million and $14.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, or 9.1%, 5.3% and 2.9%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Backlog Orders

Our backlog orders, by reportable segment are summarized in the following table (in thousands).

	December 31, 2012	December 31, 2011
Emergency Response Vehicles	$95,769	$73,999

Delivery and Service Vehicles	39,656	47,694

Specialty Vehicles	26,600	15,260

Total consolidated	$162,025	$136,953

The increase in our Emergency Response Vehicles backlog is mainly due to an increase in orders for fire truck bodies due to market share gains domestically along with increased international orders, primarily from South America.  The decrease in Delivery and Service Vehicles backlog is due to a decrease in major fleet orders from the December 31, 2011 level.  Of the increase in Specialty Vehicles backlog, approximately $3.4 million is due to strong order intake for motor home chassis in the third and fourth quarters of 2012, $6.2 million is due to an increase in aftermarket parts and accessories orders in December, 2012 and the remainder is due to a defense related order received in October, 2012.  We expect to fill all of the backlog orders at December 31, 2012 during 2013.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available, free of charge, on our internet website (www.SpartanMotors.com) as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission.

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

We may, from time to time, re-configure our production lines or relocate production of products between buildings or locations or to new locations in order to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies, including, but not limited to, the move of our Utilimaster operations.  Costs incurred to effect these re-configurations or re-locations may exceed our estimate, and efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

Disruptions within our dealer network could adversely affect our business.

We rely, for certain of our products, on a network of independent dealers to market, deliver, provide training for, and service our products to and for customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

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

The introduction of new products is critical to our future success. We have additional costs when we introduce new products, such as initial labor or purchasing inefficiencies, but we may also incur unexpected expenses. For example, we may experience unexpected engineering or design issues that will force a recall of a new product or increase production costs of the product above levels needed to ensure profitability.  In addition, we may make business decisions that include offering incentives to stimulate the sales of products not adequately accepted by the market, or to stimulate sales of older or less marketable products. The costs resulting from these types of problems could be substantial and have a significant adverse effect on our earnings.

Any negative change in our relationship with our major customers could have significant adverse effects on revenues and profits.

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers.  The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes.  This leverage may lead to increased costs to us or decreased margins.  Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. We had three customers that together accounted for approximately 26% of our total sales in 2012 - any negative change in our relationship with any one of them, or the orders placed by any one of them, could significantly affect our revenues and profits.

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

In addition, Utilimaster generally does not purchase vehicle chassis for its inventory.  Utilimaster accepts shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing its specialized truck bodies on such chassis.  There are four primary sources for commercial chassis and Utilimaster has established relationships with all major chassis manufacturers.

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

Implementing a new enterprise resource planning system could interfere with our business or operations.

We are in the process of implementing a new enterprise resource planning (ERP) system. Phase 1 of this implementation is expected to be completed in 2013, with the second and third phases expected to be completed in 2014 and 2015. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business.  We believe that the implementation will be completed on a timely basis and within estimated total costs, but it is not possible to provide absolute assurance of this outcome at this stage of the project.

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

For the year ended December 31, 2012 we derived approximately 9.1% of our revenue from sales to, or related to, end customers outside the United States.  We expect that international sales will continue to account for an increasing amount of our total revenue, especially in our emergency response chassis and emergency response vehicles businesses.  Accordingly we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including, but not limited to, changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

The following table sets forth information concerning the properties we own or lease. We consider that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to meet our business requirements for the foreseeable future.  In 2012, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan	359,000	Owned	Emergency Response/Specialty Vehicles
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	45,000	Leased	Emergency Response Vehicles
Ocala, Florida	50,000	Leased	Emergency Response Vehicles
Bristol, Indiana	449,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana (1)	430,000	Leased	Delivery and Service Vehicles
	1,378,000

Warehousing
Charlotte, Michigan	136,000	Owned	Emergency Response/Specialty Vehicles
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	4,500	Leased	Emergency Response Vehicles
Ocala, Florida	10,000	Leased	Emergency Response Vehicles
Wakarusa, Indiana (1)	34,000	Leased	Delivery and Service Vehicles
Bristol, Indiana	3,000	Leased	Delivery and Service Vehicles
	191,500

Research and Development
Charlotte, Michigan	12,000	Owned	Emergency Response/Specialty Vehicles
Bristol, Indiana	3,000	Leased	Delivery and Service Vehicles
	15,000

Service Area/Inspection
Charlotte, Michigan	65,000	Owned	Emergency Response/Specialty Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
Wakarusa, Indiana	12,000	Leased	Delivery and Service Vehicles
	84,000

Offices
Corporate Offices – Charlotte, MI	9,000	Owned	Not Applicable
Charlotte, Michigan	122,000	Owned	Emergency Response/Specialty Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	12,500	Leased	Emergency Response Vehicles
Ocala, Florida	3,000	Owned	Emergency Response Vehicles
Bristol, Indiana	36,000	Leased	Delivery and Service Vehicles
	192,500

Unutilized
Charlotte, Michigan	118,000	Owned	Not Applicable
Wakarusa, Indiana (2)	40,000	Owned	Not Applicable
	158,000
Total square footage	2,019,000

(1) In February 2012, we announced our plans to relocate our Delivery and Service Vehicles production to Bristol, Indiana.  In December 2012 we completed the sale of all of our manufacturing and warehousing properties of our Wakarusa, Indiana facility.  Approximately 464,000 square feet of manufacturing/assembly and warehousing space at the Wakarusa, Indiana facility will be utilized under a lease through June 30, 2013.

(2)  As of December 31, 2012, the owned office facility in Wakarusa, Indiana has been vacated and is recorded as held-for-sale.

Item 3.	Legal Proceedings.

At December 31, 2012, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPAR.”

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2012:
Fourth Quarter	$5.33	$4.48
Third Quarter	5.44	4.67
Second Quarter	5.24	4.08
First Quarter	6.46	4.82

Year Ended December 31, 2011:
Fourth Quarter	$5.15	$3.68
Third Quarter	5.96	4.01
Second Quarter	7.22	4.18
First Quarter	7.53	5.59

On October 26, 2012, our Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 13, 2012 to shareholders of record on November 8, 2012.

On April 26, 2012 our Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 14, 2012 to shareholders of record on May 10, 2012.

On October 26, 2011, our Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 8, 2011 to shareholders of record on November 10, 2011.

On April 26, 2011 our Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 9, 2011 to shareholders of record on May 12, 2011.

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant.  The number of shareholders of record (excluding participants in security position listings) of our common stock on February 28, 2013 was 458.  See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index, the CRSP Trucking and Transportation Index and a company-selected peer group for the period beginning on December 31, 2007 and ending on the last day of 2012.  The graph assumes an investment of $100 in our stock, the two indices and the company-selected peer group on December 31, 2007, and further assumes the reinvestment of all dividends.  Stock price performance, presented for the period from December 31, 2007 to December 31, 2012, is not necessarily indicative of future results.

The company-selected peer group was determined based on a custom peer group of companies in the specialty manufacturing and automotive industries, against whom we compete for sales or management talent, that were identified for the purpose of benchmarking officer salaries.  The company-selected peer group includes:  Terex Corporation; Oshkosh  Corporation; Federal Signal Corporation; Supreme Industries, Inc.; Miller Industries, Inc.; Navistar International Corporation; Alamo Group, Inc.; Thor Industries, Inc.; Drew Industries, Inc.; Winnebago Industries, Inc.; and Rosenbaur International.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Spartan Motors, Inc.	$100.00	$63.30	$76.81	$84.75	$68.30	$71.35
NASDAQ Stock Market	$100.00	$59.96	$87.14	$102.87	$102.00	$119.75
CRSP Trucking & Transportation Index	$100.00	$64.16	$75.09	$103.10	$87.41	$91.92
Peer Group	$100.00	$32.07	$60.34	$76.02	$48.76	$62.81

The stock price performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate this information by reference.

Issuer Purchases of Equity Securities

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2012 is as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2012 to Oct. 31, 2012	134	(2)	$4.97	--	1,000,000
Nov. 1, 2012 to Nov. 30, 2012	--		--	--	1,000,000
Dec. 1, 2012 to Dec. 31, 2012	--		--	--	1,000,000
Total	--		--	--	1,000,000

(1)
On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of its common stock in open market transactions, contingent upon market conditions. Repurchase of common stock is based on management’s assessment of market conditions.  If the Company was to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost the Company approximately $5.3 million based on the closing price of the Company’s stock on February 28, 2013. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

(2)
During the quarter ended December 31, 2012 there were 134 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2012 has been derived from our Consolidated Financial Statements.  The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)
	2012	2011	2010	2009	2008
			(1)	(2)	(3)

Sales	$470,577	$426,010	$480,736	$409,538	$819,654
Cost of products sold	405,455	363,662	407,201	328,305	673,424
Restructuring charge	6,514	1,731	990	264	-
Gross profit	58,608	60,617	72,545	80,969	146,230

Operating expenses:
Research and development	12,873	13,931	16,912	16,962	18,770
Selling, general and administrative	45,707	44,305	43,869	42,448	57,875
Restructuring charge	2,619	1,050	1,006	576	-
Operating income (loss)	(2,591)	1,331	10,758	20,983	69,585

Other income (expense), net	234	(48)	(506)	(805)	(1,666)
Income (loss) from continuing operations before taxes	(2,357)	1,283	10,252	20,178	67,919
Income tax expense from continuing operations	100	510	3,017	7,023	24,919
Net earnings (loss) from continuing operations	(2,457)	773	7,235	13,155	43,000
Loss from discontinued operations, net of tax	-	-	(3,094)	(1,383)	(286)

Net earnings (loss)	$(2,457)	$773	$4,141	$11,772	$42,714

Basic earnings (loss) per share from continuing operations	$(0.07)	$0.02	$0.22	$0.40	$1.32

Basic loss per share from discontinued operations	-	-	(0.09)	(0.04)	(0.01)
Basic earnings (loss) per share	$(0.07)	$0.02	$0.13	$0.36	$1.31

Diluted earnings (loss) per share from continuing operations	$(0.07)	$0.02	$0.22	$0.40	$1.31
Diluted loss per share from discontinued operations	-	-	$(0.09)	(0.04)	(0.01)

Diluted earnings (loss) per share	$(0.07)	$0.02	$0.13	$0.36	$1.30

Cash dividends per common share	$0.10	$0.10	$0.10	$0.13	$0.10

Basic weighted average common shares outstanding	33,165	33,438	33,021	32,729	32,582

Diluted weighted average common shares outstanding	33,165	33,488	33,101	32,916	32,817
Balance Sheet Data:

Net working capital	$98,833	$98,673	$98,230	$119,737	$118,679
Total assets	245,151	248,609	241,749	293,277	261,140
Long-term debt, including current portion	5,289	5,139	5,224	46,350	27,195
Shareholders’ equity	178,729	182,838	182,979	180,520	170,643

(1)
On September 20, 2010 we completed the sale of substantially all of the assets of our Road Rescue, Inc. subsidiary.  Accordingly, the results of operations for Road Rescue were reclassified into discontinued operations for 2010 and prior years.

(2)
Effective November 30, 2009, we acquired Utilimaster Corporation.  The information shown for 2009 includes the results of operations for Utilimaster Corporation for the month of December 2009, and the balance sheet data reflects such acquisition and changes to our debt facilities made in connection with this acquisition.  As a result, the results of operations and the balance sheet data as of and for the year ended December 31, 2009, are not readily comparable with results of operations and balance sheet data for the dates or years prior to December 31, 2009.

(3)	In the fourth quarter of 2008, we charged $6 million to selling, general and administrative expense for costs related to a legal settlement.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. The Company began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading niche market engineer and manufacturer in the heavy and light duty, custom and commercial vehicle apparatus marketplace along with designing and manufacturing bodies used in the walk-in delivery van market.  We have five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Classic Fire, LLC., located in Ocala, Florida (“Classic Fire”); and Utilimaster Corporation, located in Bristol, Indiana and Wakarusa, Indiana (“Utilimaster”).  Our brand names, Spartan™, Crimson Fire™ and UtilimasterTM are known for quality, durability, value, service and innovation.  In September 2010, the Company divested substantially all of the assets of its Road Rescue, Inc. subsidiary located in Marion, South Carolina.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are generally original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by either mounting the body or apparatus on our chassis. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Classic Fire, which was purchased on April 1, 2011, is known for customization of emergency apparatus on a commercial chassis.  Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products.  We sell our products to four principal markets: emergency response vehicles, motor homes, delivery and service vehicles and other product sales which include other specialty vehicles and aftermarket parts and assemblies (“APA”).  Our diversification across several sectors gives numerous opportunities while minimizing overall risk.  Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

Recent Acquisition and Divestiture

In furthering our strategy to diversify our products offered in the emergency vehicle business, we acquired Classic Fire on April 1, 2011, as more fully described in Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  Classic Fire is a manufacturer of emergency response vehicles and fire fighting apparatus.  The acquisition of Classic Fire has enabled us to expand our product offerings into lower price-points that complement our offerings from Spartan Chassis, Crimson and Crimson Aerials.  In addition, Classic Fire has provided strategic sourcing of pump modules and other technology.

On September 20, 2010, we completed the sale of substantially all of the assets and related liabilities of our Road Rescue, Inc. subsidiary, as more fully described in Note 3, Discontinued Operations, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.  We believe that our performance has been enhanced by redeploying our resources from Road Rescue to support our other businesses.  Net loss for Road Rescue, reported as discontinued operations in the Consolidated Statements of Operations, was $3.1 million in 2010, the only period presented.  The net loss for Road Rescue for 2010 includes a pre-tax gain on the sale of substantially all of the assets and related liabilities of Road Rescue of $0.6 million.

Executive Overview

Revenue in 2012 was $470.6 million, which reflected an increase of $44.6 million or 10.5% from 2011 revenue of $426.0 million.  Driving the increase in revenue was a sharp increase in unit volume for delivery and service vehicles, along with increases in emergency response chassis and bodies due to strong order intake for both domestic and international shipments.  Partially offsetting these increases was a decrease in sales in our Specialty Vehicles segment, primarly due to lower defense related sales.  Gross margin was 12.5% in 2012, compared to 14.2% in 2011, which reflects the impact of the 2012 restructuring initiatives, which reduced our gross margin by 1.4% of sales, along with a product mix in 2012 that included a higher proportion of delivery and service vehicles, which generally carry lower gross margins.  General and administrative expense for 2012 was $61.2 million, or 13.0% of sales, compared to $59.3 million or 13.9% of sales in 2011, which reflects savings realized in 2012 as a result of restructuring initiatives undertaken early in 2012 and in prior years.  Net loss for 2012 was $2.5 million, or $0.07 per share, which includes an after tax impact of $5.9 million for restructuring charges, compared to net income of $0.8 million, or $0.02 per share in 2011, including an after tax impact of $1.9 million for restructuring charges. The after tax restructuring charges incurred in 2012 include approximately $5 million related to the move of our Utilimaster production to a new plant location in Bristol, Indiana.   Cash flow remained strong, generating $6.4 million from operations in 2012, which helped to offset uses of cash from investing activities, primarily related to Utilimaster’s move to Bristol, and financing activities, primarily the payment of dividends.  Our balance sheet remains strong with a large cash balance, low debt and access to financing sufficient to fund our initiatives for the foreseeable future.

The following table shows our sales by market for the years ended December 31, 2012, 2011 and 2010 as a percentage of total sales:

	2012	2011	2010
Emergency response chassis	17.8%	19.0%	24.2%
Emergency response bodies	16.7%	17.2%	16.0%
Defense and government	0.3%	2.8%	4.8%
Aftermarket parts and assemblies	4.4%	5.7%	12.4%
Total government	39.2%	44.7%	57.4%

Motor home chassis	15.3%	15.5%	18.6%
Delivery and service	44.2%	38.9%	23.5%
Other vehicles	1.3%	0.9%	0.5%
Total business/consumer	60.8%	55.3%	42.6%

Our diversification away from government dependent sales toward business and consumer dependent sales accelerated with our acquisition of Utilimaster in November of 2009 that allowed us to expand into the delivery and service vehicles market.  We continue to focus on diversifying our revenues by expanding our sales in the delivery and service market, pursuing new commercial opportunities through our alliance with Isuzu and pursuing strategic acquisitions that enable us to expand into existing or new markets as opportunities occur.

We are well positioned to take advantage of long-term opportunities as a result of:

•
Our diversified business model.  We believe the major strength of our business model is market diversity and customization, with an expanding product offering in emergency response vehicles as well as delivery and service vehicles.  The delivery and service vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry.  We intend to continue to pursue

•
Our ability to react swiftly when challenges arise, as demonstrated by our recent aggressive cost realignment.  We are also able to respond nimbly when opportunities arise, as demonstrated with our past ramp up on defense initiatives.  We remain focused on keeping costs aligned with sales levels and are continuing efforts to identify cost reduction opportunities.

•
The move of our Utilimaster subsidiary to a new, single building facility that will result in greater manufacturing flexibility and efficiency, higher product quality and lower operating costs.  Operating in this new facility will reduce the distance a vehicle travels during assembly from 2.5 miles today to less than one-half mile and will eliminate a number of non-value added production steps.

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

•	The re-branding of Crimson Fire, Crimson Fire Aerials and Classic Fire under the Spartan ERVTM brand to focus on one brand and leverage the growing strength of the Spartan name.

•
The recently announced joint venture with Gimaex.  This 50/50 JV will leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies, and will encompass technology sharing, joint product development, commercial agreements and additional purchasing leverage, and will enable both companies to amass a true global presence.

•
The introduction of the Spartan One-Touch Rapid Compressed Air Foam System (CAFS).  Spartan engineering has incorporated smart electronics and developed an exclusive plumbing design to deliver the unique, easy to use, One-Touch Rapid CAFS.

•	The strength of our balance sheet, which includes a healthy cash balance, low debt and access to over $100 million of credit through our revolving line of credit and private shelf agreement.

•
The introduction of the Reach in tandem with our alliance with Isuzu, which offers quality and durability with improved functionality and fuel economy resulting in a product that has proven to have high acceptance in the delivery and service vehicles market.

•	The award of orders to Spartan Chassis for 23 Metro Star® emergency response chassis for multiple fire departments in China, representing another step forward in our efforts to expand sales globally.

•	The introduction of aftermarket parts and assemblies in our Delivery and Service Vehicles segment, including keyless entry and safe loading systems and shelving.

•
A new Enterprise Resource Planning (ERP) system that we began implementing in late 2011, with go-live for various modules and subsidiaries from 2012 through 2015.  This new ERP system will provide information on a more timely and granular basis, which will enable management to make informed decisions using up to the minute information.  In addition the new ERP system is expected to result in meaningful cost savings through re-engineered and streamlined processes that will impact all aspects of our operations.

We expect sales of our emergency response vehicles to increase in 2013 as a result of continuing marketing efforts focused on select markets in South America and Asia, which serve to counteract the weak domestic demand experienced in the last few years as the result of tightened municipal budgets.  While there is some risk involving the move of our Utilimaster operations to Bristol, 2013 sales in our Delivery and Service Vehicles segment are expected to remain close to the strong sales levels achieved in 2012, as a result of pent up demand in the delivery and service vehicles market, coupled with increases in Reach production.  We expect sales in our Specialty Vehicles segment to increase slightly as a result of recent strengthening in orders for motor home chassis and the receipt in October, 2012 of a small defense order.  We will continue investing in product innovations and infrastructure and operational improvements in 2013, including the move of our Delivery and Service Vehicles manufacturing to a new, single building location and the implementation of a new ERP system.

The following section provides a narrative discussion about our financial condition and results of operations. The comments that follow should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2012	2011	2010
Sales	100.0	100.0	100.0
Cost of products sold	87.5	85.8	84.9
Gross profit	12.5	14.2	15.1
Operating expenses:
Research and development	2.7	3.4	3.6
Selling, general and administrative	10.3	10.5	9.3
Operating income (loss)	(0.6)	0.3	2.2
Other expense, net	--	--	(0.1)
Earnings (loss) before taxes on income	(0.5)	0.3	2.1
Taxes on income	--	0.1	0.6
Net earnings (loss) from continuing operations	(0.5)	0.2	1.5
Loss from discontinued operations	--	--	(0.6)

Net earnings (loss)	(0.5)	0.2	0.9

During 2012, 2011 and 2010, we undertook restructuring activities, pertaining to continuing operations, as the result of the planned move of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and to help align expenses with current and future revenue expectations.  Restructuring charges incurred in the years ended December 31, 2012, 2011 and 2010 were $9.1 million, $2.8 million and $2.0 million.  During the years ended December 31, 2012, 2011 and 2010 we incurred $2.9 million, $1.0 million and $0.2 million, respectively, of expense due to changes in the fair value of the contingent liability for earn-out consideration related to our Utilimaster acquisition in 2009.  The incremental earn-out expense incurred in 2012 and 2011 was mainly due to the achievement of higher sales levels than originally forecasted at the time of the acquisition.  Excluding all restructuring costs and expense from changes in the fair value of contingent consideration incurred, adjusted operating income was 2.0%, 1.2% and 2.7% of sales while adjusted earnings per share from continuing operations were $0.19, $0.11 and $0.27 for the years ended December 31, 2012, 2011 and 2010, respectively.

These adjusted non-GAAP (Generally Accepted Accounting Principles) measures, adjusted operating income and adjusted earnings per share from continuing operations, are not measurements of financial performance under GAAP and should not be considered as an alternative to operating income or earnings per share from continuing operations under GAAP.  We present these adjusted Non-GAAP measures because we consider them to be important supplemental measures of our performance and believe them to be useful to show ongoing results from operations distinct from items that are infrequent or not indicative of our operating performance.  These adjusted measures have limitations as analytical tools, and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP.  In addition, in evaluating adjusted earnings per share and adjusted operating income, additional expenses may be incurred in the future similar to the adjustments in this presentation.  This presentation of adjusted measures should not be construed as an inference that future results will be unaffected by unusual or infrequent items.  These limitations are compensated by providing equal prominence of GAAP results and using adjusted measures only as a supplement.

The following table reconciles operating income (loss) to adjusted operating income and earnings (loss) per share from continuing operations to adjusted earnings per share from continuing operations for the periods indicated (dollars in thousands, except per share amounts):

	Year Ended December 31,
	2012	2011	2010

Operating income (loss)	$(2,591)	$1,331	$10,758
Add back: restructuring charges	9,133	2,781	1,996
Add back: expense from changes in fair value of contingent consideration	2,872	983	230
Adjusted operating income	$9,414	$5,095	$12,984

Adjusted operating income as a percent of sales	2.0%	1.2%	2.7%

Earnings (loss) per share from continuing operations – diluted	$(0.07)	$0.02	$0.22
Add back: restructuring charges	0.18	0.06	0.04
Add back: expense from changes in fair value of contingent consideration, net of tax	0.08	0.03	0.01
Adjusted earnings per share from continuing operations – diluted	$0.19	$0.11	$0.27

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Consolidated sales for the year ended December 31, 2012 increased by $44.6 million or 10.5% from $426.0 million in 2011 to $470.6 million in 2012, driven by increases of $42.7 million in our Delivery and Service Vehicles segment and $7.6 million in our Emergency Response Vehicles segment.  These increases were partially offset by a decrease in revenues of $5.7 million in our Specialty Vehicles segment.  These changes in revenue are discussed more fully below in the description of our segments.

Cost of products sold increased by $46.6 million or 12.7% from $365.4 million in 2011 to $412.0 million in 2012, driven by the increase in sales volume.  Restructuring charges recorded within cost of products sold in 2012 were $6.5 million, mainly related to the planned relocation of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana, compared to restructuring charges of $1.7 million recorded within cost of products sold in 2011.  Cost of products sold as a percent of revenue increased by 170 basis points to 87.5% in 2012 compared to 85.8% in 2011, mainly due to higher restructuring costs in 2012, which accounted for approximately 100 basis points of the increase.  The remainder of the increase is attributed to a change in product mix with lower margin delivery and service vehicles accounting for a larger percentage of consolidated sales in 2012 as compared to 2011.

Gross margin decreased to 12.5% in 2012 from 14.2% in 2011, driven by the restructuring charges and change in product mix as described above.

Operating expenses for the year ended December 31, 2012 increased by $1.9 million to $61.2 million in 2012 from $59.3 million in 2011.  Increases of $1.6 million in restructuring charges incurred in 2012, mainly related to the planned move of Utilimaster to Bristol, Indiana along with $1.9 million in additional charges related to an earn-out contingency for the 2009 Utilimaster purchase were partially offset by savings from restructuring initiatives undertaken early in 2012 and in prior years.

Income taxes for the year ended December 31, 2012 decreased by $0.4 million to $0.1 million, compared to $0.5 million in 2011.  Our effective tax rate in 2012 was (4.2)%, compared to 39.8% in 2011 when we recorded income before taxes.  Our effective tax rate in 2012 was heavily impacted by non-deductible expenses, mainly the $2.9 million Utilimaster earn-out contingency provision recorded in 2012.  See Note 8, Taxes on Income in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our income tax expense and effective tax rate.

Net earnings for the year ended December 31, 2012 decreased by $3.3 million to a net loss of $2.5 million in 2012 compared to net earnings of $0.8 million in 2011.  On a per diluted share basis, net earnings decreased by $0.09 to a net loss of $0.07 per share in 2012 from net income of $0.02 per share in 2011.  Net loss in 2012 includes an additional $4.0 million in restructuring charges (net of tax impact) and $1.9 million in Utilimaster earn-out contingency provisions (net of tax impact) over the amounts recorded in 2011.

Year Ended December 31, 2011 compared to Year Ended December 31, 2010

Consolidated sales for the year ended December 31, 2011 decreased by $54.7 million or 11.4% from $480.7 million in 2010 to $426.0 million in 2011.  The decrease was due to decreases of $69.6 million and $37.6 million in revenue in our Specialty Vehicles and Emergency Response Vehicles segments, respectively, which were partially offset by an increase of $52.5 million in revenue from our Delivery and Service Vehicles segment.  These changes in revenue are discussed more fully below in the description of our segments.

Cost of products sold decreased by $42.8 million or 10.5% from $408.2 million in 2010 to $365.4 million in 2011, driven by the decrease in sales volume year over year.  Cost of products sold as a percent of revenue increased by 90 basis points from 84.9% of sales in 2010 to 85.8% of sales in 2011 due to higher restructuring costs in 2011, a change in the mix of products sold and a lower absorption of fixed costs due to the lower sales volumes within our Specialty Vehicles and Emergency Response Vehicles segments.

Gross margin decreased from 15.1% in 2010 to 14.2% in 2011 due to the product mix change and fixed cost absorption discussed above.

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

Net earnings for the year ended December 31, 2011 decreased by $3.3 million from $4.1 million in 2010 to $0.8 million in 2011.   On a per diluted share basis, net earnings decreased by $0.11 from $0.13 in 2010 to $0.02 in 2011 due to the factors discussed in the paragraphs above.  Net earnings for the year ended December 31, 2010 included a net loss of $3.1 million or $0.09 per diluted share from discontinued operations, representing the loss from operations and gain on sale of our Road Rescue subsidiary.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among our operating units.  As a result of a realignment of our operating segments completed during the course of the quarter ended September 30, 2012, we have realigned our reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles.  In this new format, the former Specialty Vehicles segment, which consisted of our Spartan Chassis, Crimson, Crimson Aerials and Classic Fire operations, has been bifurcated into the Emergency Response Vehicles segment and the Specialty Vehicles segment.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Crimson, Crimson Aerials, and Classic Fire.  This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment.

Our Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

Our Specialty Vehicles segment consists of the Spartan Chassis operations that engineer, manufacture or assemble motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Emergency Response Vehicles

Income Statement Data - In Thousands

	Year ended December 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
Sales	$162,320	100.0%	$154,766	100.0%
Operating income (loss)	$(2,951)	-1.8%	$(95)	-0.1%
Segment assets	$77,806	100.0%	$68,044	100.0%

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales in our Emergency Response Vehicles segment increased by 4.9% from 2011 to 2012, due to increases in unit volumes in both chassis and bodies, driven by increased international sales, primarily in South America.  International sales in our Emergency Response Vehicles segment accounted for18.7% of revenue in 2012 and 2.7% in 2011.  There were no significant changes in the pricing of the products in our Emergency Response Vehicles segment during 2012.

Operating loss in the segment increased by $2.9 million due to an approximately $1.2 million expenditure related to development of our APS (Advanced Protection System) airbag system, with the remainder due to the impact of  labor inefficiencies as production ramped up to meet higher order volume in the third and fourth quarters.

Backlog for our Emergency Response Vehicles segment increased by $21.8 million or 29.5% to $95.8 million in 2012 compared to $74.0 million in 2011, driven by an increase in international sales.

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales in our Emergency Response Vehicles segment decreased by $37.6 million to $154.8 million in 2011 compared to $192.4 million in 2010, reflecting the softness in this market due to tightening municipal budgets as well as the impact of orders pulled ahead into 2009 and 2010 as a result of the 2010 engine emissions changes.  There were no significant changes in the pricing of the products in our Emergency Response Vehicles segment during 2011.

Due to systems limitations it is not practicable for us to identify operating expenses for the year ended December 31, 2010 for the Emergency Response Vehicles segment.  Therefore a direct comparison of the operating income for the years ended December 31, 2011 and 2010 for this segment is not possible.  See the discussion of our Prior Specialty Vehicles Segment below for further information on our 2010 segment results.

Delivery and Service Vehicles

Income Statement Data – In Thousands	Year Ended December 31,
	2012		2011		2010
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$208,230	100.0%	$165,526	100.0%	$113,010	100.0%
Operating Income (loss)	$6,035	2.9%	$10,040	6.1%	$(2,242)	(1.3	) %
Segment assets	$73,567	100.0%	$80,674	100.0%	$65,860	100.0%

Year ended December 31, 2012 compared to year ended December 31, 2011
Our Delivery and Service Vehicles segment turned in another strong year in 2012, with a sales increase of 25.8%, driven by higher unit volume, a favorable product mix and increased aftermarket parts and accessories sales.  Higher unit volume accounted for $26.0 million of the sales increase from 2011 to 2012, with higher aftermarket parts sales contributing $11.4 million to the increase as we continued a high level of shipments of our keyless entry systems in the first half of 2012.  A product mix in 2012 that favored higher content walk in vans and truck bodies compared to those produced in 2011 contributed approximately $3.6 million to the sales increase.  Price increases, which were mainly the result of higher material costs, contributed $1.7 million to the overall revenue increase in 2012.

Operating income in 2012 decreased by $4.0 million or 39.9% from that reported in 2011.  The main driver of this decrease was $7.8 million in restructuring charges incurred in 2012, which was partially offset by increased sales levels which resulted in favorable absorption of overhead and fixed expenses when compared to 2011.

Year ended December 31, 2011 compared to year ended December 31, 2010
2011 was a strong year in our Delivery and Service Vehicles segment, with sales of $165.5 million, an increase of $52.5 million or 46.5% compared to 2010.  This increase was driven by the introduction of innovative aftermarket parts and assemblies for the delivery and service market, including keyless entry systems, safe loading systems and shelving, and an approximately 13% increase in the volume of units sold in 2011 compared to 2010.  Pricing increases on certain vehicles produced by our Delivery and Service Vehicles segment, which were largely offset by material cost increases, contributed approximately $3.5 million to the increased sales year over year.

Operating income for our Delivery and Service Vehicles segment increased by $12.3 million to $10.0 million for the year ended December 31, 2011, reflecting stronger margins as a result of favorable absorption of overhead and fixed expenses due to the volume increases and favorable product mix as a result of the introduction of the aftermarket parts and assemblies described above.  Partially offsetting the sales related gains was an approximately 13% increase in operating expenses, due mainly to higher selling expenses as a result of the increased sales volumes.

Specialty Vehicles

The below discussion contains information on our revised Specialty Vehicles segment, which is comprised of the Spartan Chassis operations that engineer, manufacture or assemble motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

Income Statement Data - In Thousands
	Year ended December 31,
	2012		2011
	Amount	Percentage	Amount	Percentage
Sales	$100,027	100.0%	$105,718	100.0%
Operating income (loss)	$2,198	2.2%	$(2,300)	-2.2%
Segment assets	$27,565	100.0%	$23,163	100.0%

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales in our Specialty Vehicles segment decreased by 5.4% primarily due to lower defense related vehicles and parts sales, which decreased by $12.0 million or 30.1% to $27.9 million in 2012 from $39.9 million in 2012 .  This decrease was partially offset by an increase of $6.3 million in motor home chassis sales due to increases in unit volume in 2012 compared to 2011.  There were no significant changes in the pricing of the products in our Specialty Vehicles segment during 2012.

Operating income increased by $4.5 million in 2012, mainly due to a decrease in operating expense incurred in 2012 as a result of restructuring initiatives undertaken early in 2012 and in prior years.

We expect revenue for 2013 to increase slightly over the 2012 result with small increases expected in most of the markets served by this segment.

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales in our Specialty Vehicles segment decreased by $69.6 million or 39.7% to $105.7 million in 2011 from $175.3 million in 2010.  This decrease was due to lower defense related parts sales, which decreased by $39.7 million as government parts buildups for defense vehicles we produced in 2008 and earlier have been largely completed, along with lower motor home chassis sales which decreased by $23.2 million as the motor home market trended away from the premium class A market that we support, and a decrease in defense related vehicle sales of $6.7 million in 2011 as compared to 2010.  There were no significant changes in the pricing of the products in our Specialty Vehicles segment during 2011.

Due to systems limitations it is not practicable for us to identify general and administrative expenses for the year ended December 31, 2010 for this Specialty Vehicles segment.  Therefore a direct comparison of the operating income for the years ended December 31, 2011 and 2010 for this segment is not possible.  See the discussion of our Prior Specialty Vehicles Segment below for further information on our 2010 segment results.

Prior Specialty Vehicles segment

The below discussion contains information on our prior Specialty Vehicles segment, which was comprised of the operations of our Spartan Chassis, Crimson, Crimson Aerials and Classic Fire subsidiaries.

Income Statement Data – In Thousands	Year Ended December 31,
	2012			2011			2010
	Amount	Percentage		Amount	Percentage		Amount	Percentage

Sales	$262,347	100.0%		$260,484	100.0%		$367,726	100.0%
Operating income (loss)	$(1,863)	(0.7	) %	$(3,345)	(1.3	) %	$18,840	5.1%
Segment assets	$105,371	100.0%		$91,937	100.0%		$116,052	100.0%

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales in the business units that made up our prior Specialty Vehicles segment increased by $1.9 million or 0.7% from 2011 to 2012.  This increase was mainly due to an increase in our Emergency Response Vehicles business unit where sales increased by $7.6 million or 4.9% due to strong unit volume as a result of increased international orders and share gains in the domestic market.  Also contributing to the increase was an increase in motor home chassis sales of $6.3 million or 9.6%.  Partially offsetting these sales increases were decreases in defense related specialty vehicles and aftermarket parts and assemblies totaling $12.0 million, or 30.1%.

Operating loss in the business units that made up our former Specialty Vehicles segment decreased by $1.4 million or 42.4% in 2012 compared to 2011, mainly due to a decrease in operating expense in most of the business units associated with this former segment.

Year ended December 31, 2011 compared to year ended December 31, 2010

Sales in the business units that made up our prior Specialty Vehicles segment decreased by $107.2 million or 29.2% from 2010 to 2011.  The decreases were led by aftermarket parts and assemblies which decreased by $39.7 million or 62.7% to $23.7 million in 2011 as defense related sales continued to decline, reflecting the completion of our large military orders in 2008.  Also contributing to the decrease in sales were a decrease in emergency response chassis of $34.7 million or 30.0% to $80.8 million in 2011 and a decrease in emergency response vehicles of $3.0 million or 3.9% to $73.9 million in 2011, reflecting the softness in these markets due to tightening municipal budgets as well as the impact of orders pulled ahead into 2009 and 2010 as a result of the 2010 engine emissions changes.  Sales of our motor home chassis decreased by $23.2 million or 26.1% to $65.8 million as the motor home market trended away from the premium class A market that we support.  Sales of other specialty vehicles, which include drill rigs, defense related vehicles and other specialty vehicles and chassis, decreased by $6.7 million or 29.1% to $16.3 million in 2011, driven by decreases in defense related sales.

Operating income for our former Specialty Vehicles segment decreased by $22.2 million or 118.1% to a net loss of $3.3 million in 2011, driven by the sales declines described above, which resulted in unfavorable absorption of manufacturing overhead and other fixed costs.  The decline in sales and related gross income was partially offset by significant reductions in operating expenses due to cost containment efforts and the restructuring activities enacted in the second quarter of 2011, which led to a pre-tax reduction of approximately $4 million, year over year.

Fourth Quarter Results

Historically, our sales levels have varied from quarter to quarter. For a description of quarterly financial data, see Note 17, Quarterly Financial Data (Unaudited), in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

2012
Sales in the fourth quarter of 2012 were $124.5 million, an increase of $11.6 million or 10.3% from our sales in the third quarter of 2012.  The increase was driven by higher sales in our Emergency Response Vehicles segment as a result of the strong order intake we experienced in 2012, along with smaller increases in our Specialty Vehicles segment due to increased volume in motor home chassis and our Delivery and Service Vehicles segment due to higher walk-in van unit volumes.

Gross profit in the fourth quarter increased by $0.2 million, or 1.4%, from the third quarter, mainly as the result of lower restructuring charges incurred during the fourth quarter, which were partially offset by an unfavorable product sales mix in the fourth quarter as compared to the third quarter.

Net loss in the fourth quarter of 2012 increased by $2.2 million to $2.5 million in the fourth quarter from $0.3 million in the third quarter, mainly due to additional expense recorded for the earn-out contingency related to our 2009 Utilimaster acquisition as a result of the increased sales level at Utilimaster.

2011
Sales for the fourth quarter were $111.2 million, a decrease of $9.1 million, or 7.6%, from our sales in the third quarter of 2011.  The decrease was driven by a decrease of $19.3 million or 31.6% in Delivery and Service Vehicles sales due to seasonal decreases in aftermarket parts and assemblies and walk in van sales related to our customary fourth quarter slowdown due to the busy holiday delivery season.  In addition, in late December we delayed shipment until 2012 of certain walk-in vans in order to effect updates to meet certain regulatory safety requirements.  These decreases were partially offset by sales increases in our Emergency Response Vehicles segment, which increased by $6.4 million due to increased chassis sales and $2.6 million due to increased vehicle sales, along with increases in our Specialty Vehicles segment of $1.2 million due to increases in motor home chassis sales.

Gross profit in the fourth quarter decreased by $5.9 million, or 29.0%, from the third quarter.  This was driven primarily by the seasonal volume decrease in our Delivery and Service Vehicles segment, as discussed above, offset by increases in Emergency Response Vehicle and Specialty Vehicles sales.

Net earnings for the fourth quarter 2011 decreased $2.5 million or 78.3% from the third quarter.  The decrease in net income was impacted substantially by the sales decline in Delivery and Service Vehicles described above.   Partially offsetting this decrease were increases in sales in our Emergency Response Vehicles and Specialty Vehicles segments, along with lower general and administrative expense, driven by lower research and development spending as the Reach product neared production.

2010
We finished 2010 with a strong fourth quarter, with sales of $126.9 million, an increase of $6.3 million or 5.2% over the third quarter of 2010 and substantially higher than the first and second quarters.  The sales increase in the fourth quarter of 2010 was mainly due to sales at our Delivery and Service Vehicles segment, which were up $11.6 million or more than 40% from the third quarter of 2010, which is attributed to strong fleet sales during the quarter.  Also contributing to the increase was a $2.5 million, or 5.5%, increase in Emergency Response Vehicle segment sales, which was due to a shift toward higher priced units in the fourth quarter as compared to the third quarter of 2010.  Offsetting these increases was a $7.8 million or 15.7% decrease in sales for the fourth quarter of 2010 in our Specialty Vehicles segment as compared with the prior quarter due to declines in motor home chassis sales, which tend to be seasonal, along with declines in aftermarket parts and assemblies and specialty chassis, both of which were largely due to defense related sales declines.

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

Financial Condition

Balance sheet at December 31, 2012 compared to December 31, 2011

Accounts receivable increased by $7.1 million or 17.1% to $47.1 million at December 31, 2012, mainly due to the higher sales levels recorded in the fourth quarter of 2012 as compared with the same period in 2011.  Our receivable days sales outstanding increased to 36 days sales at December 31, 2012 as a result of a change in the mix of sales in the fourth quarter of 2012 to products with longer receivable terms.

Income taxes receivable increased by $1.5 million or 103.6% to $3.0 million at December 31, 2012 due to estimated income tax payments made during 2012, based on the taxable income recorded earlier in the year, which exceeded the liability finally determined in the year end provision.

Other current assets increased by $3.6 million or 156.5% to $6.0 million at December 31, 2012 due to the recording of a short term note receivable of $2.5 million related to the sale of buildings and land at our Wakarusa, Indiana campus completed on December 31, 2012.  Also contributing to the increases were a $0.4 million increase in prepaid fees for trade shows to be held in 2013 and $0.7 million in other miscellaneous prepaid items.

Property, plant and equipment decreased by $6.3 million or 9.6% to $59.1 million at December 31, 2012, due to depreciation recorded during the year of $8.1 million, $10.4 million due to the write-down and reclassification to held-for-sale of our Wakarusa, Indiana facility and $0.3 million due to other disposals.  Partially offsetting these decreases were $12.5 million of investments in property, plant and equipment, mainly related to the relocation of our Utilimaster operations to Bristol, Indiana.

Accounts payable increased by $1.3 million or 6.2% to $23.0 million at December 31, 2012, mainly due to the purchase of additional engines prior to the 2013 emissions changes.

Accrued compensation and payroll taxes increased by $2.1 million or 71.1% to $5.0 million at December 31, 2012 due to additional payroll liabilities recorded in 2012, compared to 2011, as the result of the timing of pay periods at the end of December.

Deposits from customers decreased by $1.5 million or 19.2% to $6.4 million at December 31, 2012, due to the timing of customer payments received in the last few days of the year and the election of certain customers to make deposits on orders.

Deferred tax liability decreased by $2.9 million or 39.5% to $4.5 million at December 31, 2012 due to a decrease in the excess of the amount of depreciation and asset impairment recorded in the financial statements over the amount deducted for income taxes through December 31, 2012.

Balance sheet at December 31, 2011 compared to December 31, 2010

Accounts receivable decreased by $12.5 million or 23.8% to $40.0 million at December 31, 2011, due to our ongoing emphasis on cash conversion and receivables collections and a decrease in sales for the fourth quarter of 2011 compared to the fourth quarter of 2010.  We reduced our receivable days sales outstanding to 33 days sales at December 31, 2011, a decrease of 4 days from the 37 days sales outstanding at December 31, 2010.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash provided by (used in):
Operating activities	$6,367	$30,137	$38,121
Investing activities	(12,393)	(9,159)	4,301
Financing activities	(3,903)	(3,808)	(45,212)
Discontinued operations	--	--	(1,178)
Net increase (decrease) in cash and cash equivalents	$(9,929)	$17,170	$(3,968)

During 2012, cash and cash equivalents decreased by $9.9 million to a balance of $21.7 million as of December 31, 2012.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

We generated $6.4 million of cash from continuing operating activities during the year ended December 31, 2012.  Cash was generated primarily through non-cash expenses of $16.5 million, which offset our net loss of $2.5 million.  Increases in working capital requirements, including accounts receivable, inventories, income taxes receivable, accounts payable and deposits from customers absorbed $7.7 million of cash.

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

We used $12.4 million of cash for continuing investing activities during the year ended December 31, 2012, mainly for the purchase of property, plant and equipment, which included approximately $8.8 million for the purchase of equipment related to the relocation of our Utilimaster operations to Bristol, Indiana.

During the year ended December 31, 2011, Cash used in continuing investing activities of $9.2 million was driven by $5.3 million of cash used in the purchase of property, plant and equipment during and $4.8 million used for the acquisition of Classic Fire in April 2011.  See Note 2, Acquisition Activities in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on this acquisition.

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

In 2013 we expect to incur cash outlays of $4 million to $6 million, including spending for our ERP system implementation and replacement and upgrades of machinery and equipment used in operations.

Cash used in continuing financing activities of $3.9 million was due to the payment of $3.4 million of dividends during the year, along with $0.7 million of earn-out payments made in 2012 related to the 2009 Utilimaster acquisition.  Additional cash earn-out payments of $1.4 million made during 2012 are reflected within cash provided by operating activities.

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

Cash used in discontinued operations of $1.2 million during the year ended December 31, 2010 represents cash utilized by our Road Rescue subsidiary.  See Note 3, Discontinued Operations in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on the divestiture of substantially all of the assets of our Road Rescue subsidiary.

Restructuring Activities

During 2012, we incurred $7.8 million of restructuring charges within our Delivery and Service Vehicles segment, including asset impairments, as the result of our planned relocation of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and the relocation of our Reach manufacturing from Wakarusa, Indiana to Charlotte, Michigan. We undertook the moves of our Utilimaster and Reach operations in order to improve profitability within the segment and eliminate non-value added manufacturing processes related to our walk-in van production.  When fully implemented, these moves are expected to result in savings of approximately $4 million on an annual basis.  We also incurred $1.3 million in severance charges within our Specialty Vehicles and Emergency Response Vehicles segments to help align the organizational structure and expenses with current and future revenue expectations to help to ensure future profitability within those segments.

During the years ended December 31, 2011 and 2010, we undertook restructuring initiatives to align expenses to coincide with current revenue expectations.  The actions we took allowed us to maintain profitability in 2011 despite the fall in sales volumes.  Cost reduction measures included workforce reductions, plant and operation consolidations and overall improved cost management.  An increased focus on our cash conversion cycle in 2011 helped us to maintain our working capital at a level similar to the prior year.    We recorded expense related to these restructuring activities of $2.8 million and $2.0 million for the years ended December 31, 2011 and 2010.  See Note 14, Restructuring Charges in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2012	2011	2010

Current assets	$152,523	$149,069	$139,954
Current liabilities	53,690	50,396	41,724
Working capital	$98,833	$98,673	$98,230

Working capital increased from December 31, 2011 to December 31, 2012 by $0.1 million to $98.8 million, driven by the changes in cash, accounts receivable, income taxes receivable, other current assets, accounts payable, accrued compensation and deposits from customers, as described above.  Increases in accounts receivable, mainly due to the timing of sales, and other current liabilities due to the reclassification of property, plant and equipment related to the Wakarusa, Indiana campus to held-for-sale were largely offset by a decrease in cash used to fund equipment purchases for the new Bristol, Indiana facility.

Working capital increased from December 31, 2010 to December 31, 2011 by $0.4 million to $98.7 million, driven by the changes in cash, accounts receivable, inventory, accounts payable and deposits from customers, as described above.

Contingent Obligations

In connection with the acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations that become due in the first quarter of 2013 through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million.  In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in the subsidiaries’ expected performance, resulting in a balance of $3.7 million at December 31, 2012, including $3.1 million classified as current and $0.6 million classified as long term, based upon the likelihood of the payments, discounted to the reporting date.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.  We made a payment of $1.7 million in February, 2013, based on 2012 sales that exceeded target levels and expect to pay an additional $1.0 million during the remainder of 2013 as the result of targeted sales levels expected to be met for the Reach commercial van.   See Note 13, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years.  See Note 9, Debt, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line.  The credit facility matures on December 16, 2016.  We had no drawings against this credit line as of December 31, 2012 or 2011.  During the year ended December 31, 2012, and in future years, our revolving credit facility was utilized and will continue to be utilized to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company.  This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us.  See Note 13, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc.  Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016.  The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5.0 million at December 31, 2012 and 2011.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At December 31, 2012, we were in compliance with all debt covenants, and, based on our outlook for 2013, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.3 million and $0.1 million as of December 31, 2012 and 2011, due and payable over the next seven years.

Equity Securities

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of its common stock in open market transactions.  Repurchase of common stock is based on management’s assessment of market conditions.  As of December 31, 2012, no shares of common stock were repurchased under this authorization.  If we were to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost approximately $5.3 million based on the closing price of our stock on February 28, 2013.  We believe that we have sufficient resources to fund this potential stock buyback.

On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions.  No shares of common stock were repurchased under this authorization, which expired October 19, 2011.

Dividends

On October 26, 2012, we declared a cash dividend of $0.05 per outstanding share payable on December 13, 2012 to shareholders of record on November 8, 2012.

On April 26, 2012 we declared a cash dividend of $0.05 per outstanding share payable on June 14, 2012 to shareholders of record on May 10, 2012.  The total amount of dividends paid in 2012 was $3.4 million.

On October 26, 2011, we declared a cash dividend of $0.05 per outstanding share payable on December 8, 2011 to shareholders of record on November 10, 2011.

On April 26, 2011, we declared a cash dividend of $0.05 per outstanding share payable on June 9, 2010 to shareholders of record on May 12, 2011.  The total amount of dividends paid in 2011 was $3.3 million.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.  The weighted average interest rate for long term debt as of December 31, 2012 was 5.46%.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$6,069	$273	$546	$5,250	$-
Capital leases	343	100	102	72	69
Operating leases	8,890	1,832	2,478	1,601	2,979
Contingent payments (2)	3,773	2,729	1,044	-	-
Purchase obligations	23,435	22,967	468	-	-

Total contractual obligations	$42,510	$27,901	$4,638	$6,923	$3,048

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2012.
(2)	Contingent payments are estimates associated with the Utilimaster acquisition in November, 2009, which assumes that various contingencies and market opportunities occur in 2013 and beyond.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies and estimates is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

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

We have recorded goodwill at our Crimson, Classic Fire and Utilimaster subsidiaries.  Crimson and Classic Fire are components of our Emergency Response Vehicles reportable segment, which was determined to be a reporting unit for goodwill impairment testing under relevant authoritative guidance.  Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.  We early adopted Accounting Standards Update 2011-08 “Intangibles – Goodwill and Other (Topic 350):  Testing Goodwill for Impairment” (“ASU 2011-08”) in the fourth quarter of 2011.  ASU 2011-08 permits us to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount.  Under the amendments in ASU 2011-08, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount by assessing a range of qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance.  If we elect to bypass the qualitative assessment permitted by ASU 2011-08, or if, after completing the assessment, it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”).  In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations.  If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

The goodwill of the Emergency Response Vehicles segment of $4.9 million at December 31, 2012, relates to our Crimson and Classic Fire subsidiaries, which were determined to be reporting units under the guidance of Accounting Standards Codification topic 350. The estimated fair value of our Emergency Response Vehicles reporting unit exceeded its carrying value by 75% as of October 1, 2012, the most recent annual assessment date.  Based on the discounted cash flow valuation at October 1, 2012, an increase in the WACC for the Emergency Response Vehicles reporting unit of approximately 400 basis points would not result in impairment.

The goodwill of our Delivery and Service Vehicles segment of $16.0 million at December 31, 2012 related to our Utilimaster subsidiary, the sole reporting unit of that segment.  The estimated fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying value by 184% as of October 1, 2012, the most recent annual assessment date.  Based on the discounted cash flow valuation at October 1, 2012, an increase in the WACC for the Utilimaster reporting unit of approximately 400 basis points would not result in impairment.

The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $2.9 million by 168% as of October 1, 2012.

The acquired Classic Fire trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely.  The estimated fair value of our Classic Fire trade name exceeded its associated carrying value of $0.6 million by 77% as of October 1, 2012.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At December 31, 2012, we had $5.0 million of debt outstanding under our variable rate short-term and long-term debt agreements.  An increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012.  In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(1) of this Form 10-K.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 14, 2013

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria).  Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012 and our report dated March 14, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 14, 2013

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	December 31, 2012	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$21,748	$31,677
Accounts receivable, less allowance of $1,021 and $749	47,139	40,042
Inventories	67,591	66,991
Deferred income tax assets	6,291	6,425
Income taxes receivable	3,011	1,479
Assets held for sale	716	-
Other current assets	6,027	2,455
Total current assets	152,523	149,069

Property, plant and equipment, net	59,122	65,399
Goodwill	20,815	20,815
Intangible assets, net	11,052	11,943
Other assets	1,639	1,383
TOTAL ASSETS	$245,151	$248,609

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,000	$21,649
Accrued warranty	6,062	5,802
Accrued customer rebates	2,299	1,546
Accrued compensation and related taxes	7,748	5,670
Deposits from customers	6,386	7,902
Other current liabilities and accrued expenses	8,113	7,772
Current portion of long-term debt	82	55
Total current liabilities	53,690	50,396

Other non-current liabilities	3,071	2,932
Long-term debt, less current portion	5,207	5,084
Deferred income tax liabilities	4,454	7,359

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,862 and 33,596 outstanding	339	336
Additional paid in capital	72,873	71,145
Retained earnings	105,517	111,357
Total shareholders' equity	178,729	182,838
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$245,151	$248,609

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Sales	$470,577	$426,010	$480,736
Cost of products sold	405,455	363,662	407,201
Restructuring charges	6,514	1,731	990
Gross profit	58,608	60,617	72,545

Operating expenses:
Research and development	12,873	13,931	16,912
Selling, general and administrative	45,707	44,305	43,869
Restructuring charges	2,619	1,050	1,006
Total operating expenses	61,199	59,286	61,787

Operating income (loss)	(2,591)	1,331	10,758

Other income (expense):
Interest expense	(335)	(324)	(950)
Interest and other income	569	276	444
Total other income (expense)	234	(48)	(506)

Earnings (loss) before taxes	(2,357)	1,283	10,252

Taxes	100	510	3,017

Net earnings (loss) from continuing operations	(2,457)	773	7,235

Net loss from discontinued operations	-	-	(3,094)

Net earnings (loss)	$(2,457)	$773	$4,141

Basic net earnings (loss) per share
Income from continuing operations	$(0.07)	$0.02	$0.22
Loss from discontinued operations	-	-	(0.09)
	$(0.07)	$0.02	$0.13

Diluted net earnings (loss) per share
Income from continuing operations	$(0.07)	$0.02	$0.22
Loss from discontinued operations	-	-	(0.09)
	$(0.07)	$0.02	$0.13

Basic weighted average common shares outstanding	33,165	33,438	33,021

Diluted weighted average common shares outstanding	33,165	33,488	33,101

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2012, 2011 and 2010
(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2009	32,894	$329	$67,099	$113,092	$180,520

Issuance of common stock and the tax impact of stock incentive plan transactions	107	1	(787)	-	(786)

Dividends declared ($0.10 per share)	-	-	-	(3,301)	(3,301)

Issuance of restricted stock, net of cancellation	214	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	2,405	-	2,405

Net earnings	-	-	-	4,141	4,141

Balance at December 31, 2010	33,215	332	68,715	113,932	182,979

Issuance of common stock and the tax impact of stock incentive plan transactions	7	-	(375)	-	(375)

Dividends declared ($0.10 per share)	-	-	-	(3,348)	(3,348)

Issuance of common stock related to investment in subsidiary	188	2	1,027	-	1,029

Issuance of restricted stock, net of cancellation	186	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	1,780	-	1,780

Net earnings	-	-	-	773	773

Balance at December 31, 2011	33,596	336	71,145	111,357	182,838

Issuance of common stock and the tax impact of stock incentive plan transactions	70	1	85	-	86

Dividends declared ($0.10 per share)	-	-	-	(3,383)	(3,383)

Issuance of restricted stock, net of cancellation	196	2	(2)	-	-

Stock based compensation expense related to restricted stock	-	-	1,645	-	1,645

Net loss	-	-	-	(2,457)	(2,457)

Balance at December 31, 2012	33,862	$339	$72,873	$105,517	$178,729

See Accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Cash flows from continuing operating activites:
Net earnings (loss)	$(2,457)	$773	$4,141
Adjust for loss from discontinued operations	-	-	3,094
Earnings (loss) from continuing operations	(2,457)	773	7,235
Adjustments to reconcile net earnings (loss) from continuing operations to net cash provided by continuing operating activities
Depreciation and amortization	8,990	10,010	10,718
(Gain) loss on disposal and impairment of assets	5,621	1,139	(819)
Expense from changes in fair value of contingent consideration	2,872	983	230
Tax benefit related to stock incentive plan transactions	134	222	566
Deferred income taxes	(2,771)	(488)	(416)
Stock based compensation related to stock awards	1,645	1,780	2,405
Decrease (increase) in continuing operating assets, net of acquired business:
Accounts receivable	(7,097)	13,118	(7,568)
Inventories	(600)	(5,478)	36,169
Income taxes receivable	(1,532)	1,412	1,322
Other assets	661	1,190	(413)
Increase (decrease) in continuing operating liabilities, net of acquired business:
Accounts payable	1,350	3,510	(1,553)
Accrued warranty	260	(40)	(594)
Accrued customer rebates	753	(842)	1,064
Accrued compensation and related taxes	2,079	61	(1,610)
Deposits from customers	(1,515)	3,919	(7,589)
Other current liabilites and accrued expenses	(1,896)	(1,036)	(203)
Taxes on income	(130)	(96)	(823)
Total adjustments	8,824	29,364	30,886
Net cash provided by continuing operating activities	6,367	30,137	38,121

Cash flows from continuing investing activities:
Proceeds from sale of discontinued operations	-	-	7,358
Purchases of property, plant and equipment	(12,468)	(5,255)	(3,869)
Proceeds from sale of property, plant and equipment	75	842	826
Acquisition of business, net of cash acquired	-	(4,746)	(14)
Net cash provided by (used in) continuing investing activities	(12,393)	(9,159)	4,301

Cash flows from continuing financing activities:
Borrowings under credit facilities	2,891	-	-
Payments on credit facilities	(2,891)	-	-
Proceeds from long-term debt	223	17	29,024
Payments on long-term debt	(73)	(102)	(70,150)
Payment of contingent consideration on acquisitions	(756)	-	-
Net use of cash from the exercise, vesting or cancellation of stock incentive awards	220	(153)	(219)
Cash retained (paid) related to tax impact of stock incentive plan transactions	(134)	(222)	(566)
Payment of dividends	(3,383)	(3,348)	(3,301)
Net cash used in continuing financing activities	(3,903)	(3,808)	(45,212)

Cash flows from discontinued operations:
Operating activities	-	-	(4,146)
Investing activities	-	-	2,968
Net cash used in discontinued operations	-	-	(1,178)

Net increase (decrease) in cash and cash equivalents	(9,929)	17,170	(3,968)
Cash and cash equivalents at beginning of year	31,677	14,507	18,475
Cash and cash equivalents at end of year	$21,748	$31,677	$14,507

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Spartan Chassis, Inc. (“Spartan Chassis”), Crimson Fire, Inc. (“Crimson”), Crimson Fire Aerials, Inc. (“Crimson Aerials”), Utilimaster Corporation (“Utilimaster”), Classic Fire, LLC (which was acquired on April 1, 2011) (“Classic Fire”), and Road Rescue, Inc. (“Road Rescue”) through its date of sale on September 20, 2010.  As the result of our sale of substantially all of the assets and related liabilities of Road Rescue, the financial results related to this operation are presented as discontinued operations in the Company’s Consolidated Financial Statements for 2010. See Note 3, Discontinued Operations for further details.  In October, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC.  Spartan-Gimaex Innovations, LLC will be reported as a consolidated subsidiary of Spartan Motors, Inc.  There were no transactions involving Spartan-Gimaex Innovations, LLC during 2012, and as a result, no activity or non-controlling interest is presented in the financial statements of the Company for the year ended December 31, 2012.  All intercompany transactions have been eliminated.

Use of Estimates.  In the preparation of the Company’s financial statements in accordance with U.S. generally accepted accounting Principles (“GAAP”), management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as the allowance for credit losses, warranty expenses, earn-out liabilities, impairment assessments and the provision for income taxes, are particularly sensitive.  If actual results are different from estimates used by management, they may have a material impact on the financial statements.

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

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight line basis for financial statement purposes and an accelerated method for income tax purposes.  Cost includes an amount of interest associated with significant capital projects.  Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles.  Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset.  Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized.  The Company reviews its property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, and that are not held for sale for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  Assets held-for-sale are recorded at the lower of historical depreciated cost or the estimated fair value less costs to sell.

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

The Company evaluates the recoverability of its indefinite lived intangible assets, which consist of its Utilimaster and Classic Fire trade names, based on estimates of future royalty payments that are avoided through its ownership of the trade names, discounted to their present value.  In determining the estimated fair value of the trade names, management considers current and projected future levels of revenue based on its plans for Utilimaster and Classic Fire, business trends, prospects and market and economic conditions.

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

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period.  Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of the Company’s SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of the Company’s stock options outstanding during the period. The Company’s unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for both basic and diluted earnings per share calculations.  See Note 15, Earnings Per Share, for further details.

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

Fair Value.  The Company is required to disclose the fair value of its financial instruments.  The carrying value at December 31, 2012 and 2011 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature.  The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications.  Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.  As the result of our sale of substantially all of the assets and related liabilities of the Company’s Road Rescue subsidiary on September 20, 2010, the financial results related to this operation are presented as discontinued operations in the Company’s Consolidated Financial Statements for 2010.

Discontinued Operations.    In June 2010, the Company’s Board of Directors approved a plan to exit from Road Rescue, a wholly-owned subsidiary of the Company previously reported within the former Emergency Vehicle Team reportable segment.  In September 2010, the Company completed the sale of substantially all of the assets of Road Rescue.  For 2010, the operating results related to Road Rescue have been classified as discontinued operations.  Additionally, results of the discontinued operations are excluded from the accompanying notes to the consolidated financial statements for 2010, unless noted otherwise.  See Note 3 - Discontinued Operations for further detail.

Segment Reporting.  The Company identifies its reportable segments based on its management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among the Company’s operating units.  As a result of a realignment of the Company’s operating segments completed during the course of the quarter ended September 30, 2012, the Company has realigned its reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles.  More detailed information about the reporting segments can be found in Note 16 - Business Segments.

Supplemental Disclosures of Cash Flow Information.    Cash paid for interest was $273, $273 and $1,208 for 2012, 2011 and 2010. Cash paid for income taxes was $4,210, $629 and $679 for 2012, 2011 and 2010.  Non-cash investing activities in 2011 included the issuance of common stock valued at $1,029 in conjunction with the acquisition of Classic Fire, LLC.

New Accounting Standard

In July 2012, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2012-02 “Intangibles – Goodwill and Other (Topic 350):  Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”).  ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test.  Under the amendments in ASU 2012-02, an entity is not required to calculate the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the asset is less than its carrying amount.  An entity also will have the option to bypass the qualitative assessment for any indefinite-lived intangible asset in any period and proceed directly to performing the quantitative impairment test.  ASU 2012-02 is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning on or after September 15, 2012, with early adoption permitted.  The Company’s adoption of ASU 2012-02 is not expected to have an impact on its consolidated financial statements.

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

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.  Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements.  The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes.  The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011.  The performance-based earn out payments provide for additional consideration, up to a maximum amount of $1,000 that may be paid to the sellers of Classic Fire.  During the year ended December 31, 2012, the Company recorded an adjustment to operating expenses of $(83) to bring the contingent liability to $0 based on the expected future payment amounts.  During the year ended December 31, 2011, the Company recorded an adjustment to operating expenses of $(97) to bring the contingent liability to $83 based on the expected future payment amounts, discounted to December 31, 2011.

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

The Company leases the land and building that houses the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years.  The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any.  For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011.  For the years ended December 31, 2012 and 2011, the Company accreted $60 and $45 to earnings as amortization of this liability.

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

For the year ended December 31, 2010, Road Rescue’s pre-tax loss from operations includes asset impairment charges of $1,875, including a $1,746 write-down in the book value of the building used by Road Rescue to its estimated fair value, and exit costs of $129.  The following table details the results of discontinued operations reported in the Consolidated Statements of Income within Net loss from discontinued operations for the year ended December 31, 2010:

Sales	$14,002
Pre-tax loss from operations	(5,067)
Pre-tax gain on sale	603
Net loss	(3,094)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2012	2011

Finished goods	$15,276	$14,763
Work in process	11,967	18,518
Raw materials and purchased components	43,404	37,275
Reserve for slow-moving inventory	(3,056)	(3,565)

Total Inventory	$67,591	$66,991

Included in the “Raw materials and purchased components” line item above at December 31, 2012 is $9,626, for transitional engines purchased in preparation for the 2013 engine emissions change.  In addition, this line item includes engines that were purchased from vendors who had notified the Company that the respective models would no longer be available.

The Company also has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and amounted to $9,653 and $8,091 at December 31, 2012 and 2011.  When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on the Company’s Consolidated Statements of Income.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2012	2011

Land and improvements	$4,570	$6,676
Buildings and improvements	56,931	66,070
Plant machinery and equipment	28,401	27,737
Furniture and fixtures	15,959	15,173
Vehicles	3,034	3,242
Construction in process	10,355	1,095

Subtotal	119,250	119,993
Less accumulated depreciation	(60,128)	(54,594)

Total property, plant and equipment, net	$59,122	$65,399

During 2012, the Company engaged in certain restructuring activities related to the move of its Delivery and Service Vehicles operations from its Wakarusa, Indiana campus to a leased facility in Bristol, Indiana.  These restructuring activities included the write down of $5,468 for buildings and equipment at the Company’s Wakarusa, Indiana campus that were reclassified as held-for-sale in 2012.  On December 31, 2012 the Company completed the sale of certain buildings and the associated land at its Wakarusa, Indiana facility and recorded an immaterial loss on the sale.  The terms of the sale include the receipt by the Company of a note receivable of $2,500, recorded within other current assets on the Company’s Consolidated Balance Sheet at December 31, 2012.  The note matures on June 28, 2013.  At December 31, 2012, one building at the Wakarusa, Indiana facility was recorded as held-for-sale at its estimated selling price less costs to sell.

During 2011, the Company engaged in certain restructuring activities, including the write down of $1,186 for fixed assets, consisting of $777 for a building that is no longer in use and $409 for tooling related to a discontinued product line.  These restructuring charges include $409 recorded within Cost of products sold under the Company’s Specialty Vehicles segment and $777 recorded within Operating expenses reported under “Other” in the Company’s segment reporting.  See Note 14, Restructuring Charges for further information on these activities.

There were no capitalized interest costs in 2012 or 2011.

NOTE 6 - LEASES

The Company leases certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements.  These lease agreements include manufacturing and office space in Bristol, Indiana that is leased under a ten year lease agreement commencing March 1, 2012 at a rental rate of $60 per month. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2012, 2011 and 2010 was $2,205, $1,201 and $799, respectively.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payment Amounts
2013	$1,832
2014	1,427
2015	1,051
2016	812
2017	789
Thereafter	2,979

Total	$8,890

The Company leases certain office equipment, computer hardware and material handling equipment under capital lease agreements.  Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $574 and $290, respectively, at December 31, 2012.  Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2013	$100
2014	66
2015	36
2016	36
2017 and beyond	105

Total lease obligations, including imputed interest	343

Less imputed interest charges	(54)

Total outstanding capital lease obligations	$289

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

The Company has recorded goodwill at its Crimson, Classic Fire and Utilimaster subsidiaries.  Crimson and Classic Fire are components of the Company’s Emergency Response Vehicles reportable segment, which was determined to be a reporting unit for goodwill impairment testing under relevant authoritative guidance.  Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.  The goodwill recorded in the Emergency Response Vehicles and Delivery and Service Vehicles reporting units was evaluated as of October 1, 2012 using a discounted cash flow valuation.  The estimated fair value of the Emergency Response Vehicles reporting unit exceeded its carrying value by approximately 75% in 2012, while the estimated fair value of the Delivery and Service Vehicles reporting unit exceeded its carrying value by approximately 184% in 2012.  Accordingly, there was no impairment recorded against either reporting unit.  As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in the Company’s impairment assessments and discounted cash flow analyses.  These discounted cash flow analyses are most sensitive to the weighted average cost of capital (“WACC”) assumption.  Based on the discounted cash flow valuation at October 1, 2012, an increase in the WACC used for either reporting unit of approximately 400 basis points, or a decrease of 45% in the expected cash flow for either reporting unit would not result in impairment.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company’s goodwill by reportable segment is as follows (amounts in thousands):

	Emergency Response Vehicles	Delivery and Service Vehicles	Total

Balances as of December 31, 2010	$2,457	$15,961	$18,418

Acquisition of Classic Fire	2,397	-	2,397

Balances as of December 31, 2011 and 2012	$4,854	$15,961	$20,815

There were no accumulated impairment losses recorded against the goodwill in the Company’s Emergency Response Vehicles or Delivery and Service Vehicles segments as of December 31, 2010.

The Company has other intangible assets associated with its Utilimaster and Classic Fire subsidiaries, including customer relationships, non-compete agreements, unpatented technology, an acquired product development project and trade names.

The Company recorded $891, $653 and $545 of intangible asset amortization expense during 2012, 2011 and 2010.  The non-compete agreement, unpatented technology, and certain other intangible assets resulting from the Classic Fire acquisition are being amortized over their expected remaining useful lives on a straight-line basis, while the Company’s other intangible assets, except for the trade names which have an indefinite life, are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated.  The Company estimated the fair value of its Utilimaster and Classic Fire trade names, as of October 1, 2012 and 2011, based on estimates of future royalty payments that are avoided through its ownership of the trade names, discounted to their present value.   The estimated fair value of the Company’s Utilimaster trade name at October 1, 2012 exceeded its carrying cost by approximately 168%.  The estimated fair value of the Company’s Classic Fire trade name at October 1, 2012 exceeded its carrying cost by approximately 77%.  Accordingly, there was no impairment recorded on either of these trade names.

The following table provides information regarding the Company’s other intangible assets:

		As of December 31, 2012			As of December 31, 2011
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	18	$6,760	$1,522	$5,238	$6,760	$817	$5,943
Acquired product development project	20	1,860	51	1,809	1,860	-	1,860
Unpatented technology	10	380	67	313	380	29	351
Non-compete agreements	6	520	258	262	520	161	359
Backlog	less than 1	320	320	-	320	320	-
Trade Names	indefinite	3,430	-	3,430	3,430	-	3,430
		$13,270	$2,218	$11,052	$13,270	$1,327	$11,943

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2013	$958
2014	870
2015	776
2016	599
2017	570
Thereafter	3,849
$7,622

NOTE 8 - TAXES ON INCOME

Taxes on income consist of the following:

	Year Ended December 31,
	2012	2011	2010

Taxes on income of continuing operations	$100	$510	$3,017
Income tax credits of discontinued operations	-	-	(1,275)
Total taxes on income	$100	$510	$1,742

Income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$2,156	$452	$2,475
State	715	546	958
Total current	2,871	998	3,433
Deferred (credit):
Federal	(2,762)	(71)	(458)
State	(9)	(417)	42
Total deferred	(2,771)	(488)	(416)

TOTAL TAXES ON INCOME	$100	$510	$3,017

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 12, Stock Based Compensation. These adjustments were an addition of $134, $222 and $566 in 2012, 2011 and 2010.  The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.  Taxes on income for the year ended December 31, 2010 include $1,168 for research and development tax credits applied for in 2010, which is largely a reflection of the Company’s increased research and development efforts in recent years.

Effective January 2, 2013, the American Taxpayer Relief Act of 2012 (the “Act”) was signed into law.  Among other things the Act renewed the federal research and development tax credit for calendar years 2012 and 2013.  The Company fully anticipates including the credit in its 2012 federal income tax return and therefore reflected it in the computation of taxes on income in 2012.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2012			2011		2010
	Amount	Percentage		Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$(801)	34.00%		$436	34.00%	$3,588	35.00%
Increase (decrease) in income taxes resulting from:

Nondeductible earn-out expense	961	(40.77)		357	27.82	--	--
Other nondeductible expenses	108	(4.58)		61	4.75	111	1.08
State tax expense, net of federal income tax benefit	423	(17.95)		46	3.59	650	6.34
Net impact of adjustment of valuation allowance	40	(1.70)		(103)	(8.02)	--	--
Section 199 production deduction	(182)	7.72		(85)	(6.62)	(289)	(2.82)
Federal research and development tax credit	(294)	12.47		(327)	(25.48)	(1,168)	(11.40)
Other	(155)	6.57		125	9.71	125	1.23
TOTAL	$100	(4.24	) %	$510	39.75%	$3,017	29.43%

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2012	2011
Current asset (liability):
State tax credit and net operating loss carryforwards, net of federal income tax benefit	$4,038	$4,006
Warranty reserve	2,718	2,599
Inventory costs and reserves	1,979	1,940
Compensation related accruals	980	889
Federal income tax benefit related to state unrecognized tax benefits	197	87
Vendor compensation	92	146
Prepaid insurance	(427)	(305)
Charitable contributions	--	278
Other	300	331
Total - Current	9,877	9,971
Valuation Allowance	(3,586)	(3,546)

Total - Current, Net	$6,291	$6,425

Noncurrent asset (liability):
Depreciation	$(3,514)	$(6,653)
Goodwill	(3,740)	(3,890)
Other	2,800	3,184
Total – Noncurrent, net	$(4,454)	$(7,359)

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

At December 31, 2012 and 2011, the Company had state deferred tax assets, related to state tax net operating loss carry-forwards, of approximately $1,183 and $1,136, which begin expiring in 2017.  Also, as of December 31, 2012 and 2011, the Company had state deferred tax assets, related to state tax credit carry-forwards, of approximately $5,030 and $5,026, which begin expiring in 2019.  The Company has valuation allowances against these deferred tax assets, which are reflected in the above table net of Federal income taxes, and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable in the particular states.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Balance at January 1,	$990	$987	$1,145
Increase (decrease) related to prior year tax positions	245	(62)	280

Increase related to current year tax positions	76	150	150
Settlements	(25)	176	(535)
Expiration of statute	(120)	(261)	(53)
Balance at December 31,	$1,166	$990	$987

As of December 31, 2012, the Company had an ending UTB balance of $1,166 along with $459 of interest and penalties, for a total of $1,625.  Of this total, $585 was recorded as current and $1,040 as non-current, based on the applicable statute of limitations.  The change in interest and penalties amounted to an increase of $165 in 2012 and a decrease of $49 and $1 in 2011 and 2010, which were reflected in taxes on income within the Consolidated Statements of Income.

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

As of December 31, 2012, the Company is no longer subject to examination by federal taxing authorities for 2006 and earlier.  The Company also files tax returns in a number of states and those jurisdictions remain subject to examination in accordance with relevant state statutes.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 9 - DEBT

Long-term debt consists of the following:

	December 31, 2012	December 31, 2011
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2):	--	--
Capital lease obligations (See Note 6 – Leases)	289	139
Total debt	5,289	5,139
Less current portion of long-term debt	(82)	(55)
Total long-term debt	$5,207	$5,084

The long-term debt due is as follows; $82 in 2013; $52 in 2014; $28 in 2015; $5,030 in 2016 and $97 thereafter.

(1)
The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $50,000 to be issued in $5,000 minimum increments.  On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc.  The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding at December 31, 2012 and 2011 with Prudential Investment Management, Inc.

(2)
The Company’s primary line of credit is a $70,000 unsecured revolving line with Well Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. The terms of this credit agreement allow the Company to request an increase in the facility of up to $35 million in the aggregate, subject to customary terms.  This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time.  The Company had no borrowings on this line at December 31, 2012 or 2011.  General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at December 31, 2012.  See Note 13, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program.  The applicable borrowing rate including margin was 3.25% at December 31, 2012.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2012 and 2011, the Company was in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 10 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year.   For comparative purposes, amounts are presented for those customers in the other years presented.

The Company had one customer classified as a major customer in 2012, which was a customer of the Delivery and Service Vehicles segment, while the major customers from 2011 and 2010 were from the Delivery and Service Vehicles (Customer A) and Specialty Vehicles (Customer B and C) segments, as follows:

	2012		2011		2010
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$59,074	$331	$73,508	$2,272	$38,617	$1,458
Customer B	4,053	167	17,063	930	65,156	7,215
Customer C	9,691	519	35,598	851	48,680	3,329

NOTE 11 - COMPENSATION INCENTIVE PLANS

The Company sponsors defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements.  The Company’s matching contributions vest over 5 years and were approximately $380, $271 and $273 in 2012, 2011 and 2010.  These amounts were expensed as incurred.

The Spartan Motors, Inc. Economic Value Add Plan (the “EVA Plan”) encompasses a quarterly and an annual bonus program.  The quarterly program covers certain full-time employees of the Company.  The cash bonuses paid under the quarterly program are equal for all participants.  Amounts expensed for the quarterly bonus were $1,134, $1,024 and $309 for 2012, 2011 and 2010.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on the Company’s achievement of a target amount of net operating profit after tax for a given year, less a capital charge based upon the tangible net operating assets employed in the business, along with achievement of certain pre-defined management objectives.  Amounts expensed for the annual bonus were $1,698, $1,149 and $687 for 2012, 2011 and 2010.

NOTE 12 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors.  Shares reserved for stock awards under these plans total 6,950,000.  Total shares remaining available for stock incentive grants under these plans totaled 2,957,000 at December 31, 2012.  The Company is currently authorized to grant stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Stock Option and Restricted Stock Plan of 2003, Stock Incentive Plan of 2005, Stock Incentive Plan of 2007 and Stock Incentive Plan of 2012.  The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant.  Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Option activity for the year ended December 31, 2012 is as follows for all plans:

	Total Number of Options (000)	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2011	605	$4.99
Granted and vested	--	--
Exercised	(64)	5.01
Cancelled	(103)	5.61
Options outstanding and exercisable at December 31, 2012	438	4.84	$119	1.7

No options were granted in 2012, 2011 or 2010.  The total intrinsic value of options exercised during years ended December 31, 2012, 2011 and 2010, were $30, $147 and $204.

SARs activity for the year ended December 31, 2012 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2011	365	$3.04
Granted and vested	--	--
Exercised	(8)	2.03
Cancelled	(14)	3.18
SARs outstanding and exercisable at December 31, 2012	343	3.06	$23	4.2

No SARs were granted in 2012, 2011 or 2010; accordingly, there was no related compensation expense nor income tax benefit recognized in the corresponding income statements.  These SARS could have been exercised for the issuance of 4,577 shares of the Company’s common stock at December 31, 2012. The total intrinsic value of SARs exercised during the years ended December 31, 2012, 2011 and 2010 was $7, $3 and $0.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Restricted stock activity for the year ended December 31, 2012, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2011	550	$6.02
Granted	320	5.43
Vested	(224)	7.16
Cancelled	(84)	4.97
Non-vested shares outstanding at December 31, 2012	562	5.39	1.2

The weighted-average grant date fair value of non-vested shares granted was $5.43, $4.30 and $4.30 for the years ended December 31, 2012, 2011 and 2010.

During 2012, 2011 and 2010, the Company recorded compensation expense, net of cancellations, of $1,645, $1,780 and $2,405, related to restricted stock awards and direct stock grants.  The total income tax benefit recognized in the Consolidated Statements of Income related to restricted stock awards was $576, $623 and $842 for 2012, 2011 and 2010.  For the years ended December 31, 2012, 2011 and 2010, restricted shares vested with a fair market value of $1,603, $1,134 and $1,055.  When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked.  As of December 31, 2012, the Company had unearned stock-based compensation of $2,229 associated with these restricted stock grants, which will be recognized over a weighted average of 1.2 years.

Employee Stock Purchase Plan.  The Company instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase the Company’s common stock on quarterly offering dates at 95% of the fair market value of the shares on the purchase date.  A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP.  During the year ended December 31, 2012, the Company received proceeds of $104 for the purchase of 21,000 shares under the ESPP.

NOTE 13 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000. At December 31, 2012 and 2011, the Company had outstanding letters of credit totaling $200 and $527 related to the Company’s workers compensation insurance and certain emergency response vehicle contracts.

In December, 2011, the Company reached a settlement with a customer regarding certain supply contracts Spartan Chassis had completed but for which the customer claimed a post-delivery price adjustment.  An adjustment for the excess amount accrued over the settlement amount is reflected in sales for the year ended December 31, 2011.

At December 31, 2012, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $3,718 and $4,030 outstanding on the Company’s revolving credit line on December 31, 2012 and 2011.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets.   See Note 9 Debt for further information on the Company’s revolving line of credit.

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

Changes in the Company’s warranty liability during the years ended December 31, 2011 and 2010 were as follows:

	2012	2011
Balance of accrued warranty at January 1	$5,802	$5,702
Warranties issued during the period	3,515	2,750
Adjustments (1)	-	140
Cash settlements made during the period	(4,842)	(4,164)
Changes in liability for pre-existing warranties during the period, including expirations	1,587	1,374
Balance of accrued warranty at December 31	$6,062	$5,802
(1)  Adjustments are assumed warranties outstanding at Classic Fire on April 1, 2011.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000.  During the year ended December 31, 2012, the Company made earn out payments totaling $2,100, leaving an aggregate maximum amount of future payments of $4,900 as of December 31, 2012.  The Company made a payment of $1,720 in February of 2013 based on 2012 sales that exceeded target levels and expects to make a payment of $1,000 in the remainder of 2013 as the result of targeted sales levels expected to be met for the Reach commercial van.  At December 31, 2012, the Company has recorded a contingent liability for the estimated fair value of the future consideration of $3,706, with $3,076 recorded within Other current liabilities and $630 recorded within Other long term liabilities on the Company’s Consolidated Balance Sheet, based upon the likelihood of the payments, discounted to December 31, 2012.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

During the years ended December 31, 2012, 2011 and 2010, the Company recorded additional expense reflecting changes in the present value of the contingent liability as detailed below:

Contingent Liability
Contingent liability fair value at January 1, 2010	$1,541
Expense from discount amortization	230
Contingent liability fair value at December 31, 2010	1,771

Expense from discount amortization	346
Expense from changes in estimated fair value of contingent payments (1)	734
Contingent liability fair value at December 31, 2011	2,851

Expense from discount amortization	483
Expense from changes in estimated fair value of contingent payments (1)	2,472
Payments made	(2,100)
Contingent liability fair value at December 31, 2012	$3,706

(1)
Represents additional contingent consideration liability based on the Utilimaster sales levels achieved in 2011 and 2012 and estimated to be achieved in 2013 and 2014, along with the expectation of meeting the targeted sales levels for the Reach commercial van in 2013.

Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

NOTE 14 – RESTRUCTURING CHARGES

During 2012, the Company incurred restructuring charges within its Delivery and Service Vehicles segment, including asset impairments, as the result of its planned relocation of its Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and the relocation of its Reach manufacturing from Wakarusa, Indiana to Charlotte, Michigan, along with certain severance charges incurred within its Specialty Vehicles and Emergency Response Vehicles segments to help align expenses with current and future revenue expectations.

During 2011 and 2010, the Company undertook restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table provides a summary of the compensation related charges incurred through December 31, 2012, along with the related outstanding balances to be paid in relation to those expenses.

Severance

Balance as of January 1, 2010	$-
Accrual for severance	1,022
Payments made in period	(906)
Balance December 31, 2010	116
Accrual for severance	278
Payments and adjustments made in period	(394)
Balance December 31, 2011	-
Accrual for severance	1,642
Payments made in period	(1,012)
Balance December 31, 2012	$630

Restructuring charges included in the Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010 broken down by segment are as follows:

	Year ended December 31, 2012
	Emergency Response	Delivery and Service Vehicles	Specialty Vehicles	Other	Total
Cost of products sold
Asset impairment	$-	$4,315	$-	$-	$4,315
Accrual for severance	74	-	158	-	232
Production relocation costs	-	1,967	-	-	1,967
Total cost of products sold	74	6,282	158	-	6,514

General and Administrative
Asset impairment	-	1,153	-	-	1,153
Accrual for severance	454	259	638	59	1,410
Production relocation costs	-	56	-	-	56
Total general and administrative	454	1,468	638	59	2,619

Total restructuring	$528	$7,750	$796	$59	$9,133

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Year ended December 31, 2011
	Emergency Response	Delivery and Service Vehicles	Specialty Vehicles	Other	Total
Cost of products sold
Asset impairment	$409	$-	$-	$-	$409
Inventory impairment	214	-	1,103	-	1,317
Accrual for severance	-	-	5	-	5
Total cost of products sold	623	-	1,108	-	1,731

General and Administrative
Asset impairment	10	-	-	767	777
Accrual for severance	-	-	160	113	273
Total general and administrative	10	-	160	880	1,050

Total restructuring	$633	$-	$1,268	$880	$2,781

	Year ended December 31, 2010
	Emergency Response	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Inventory impairment	$-	$-	$974	$-	$974
Accrual for severance	11	-	5	-	16
Total cost of products sold	11	-	979	-	990

General and Administrative
Accrual for severance	60	642	304	-	1,006
Total general and administrative	60	642	304	-	1,006

Total restructuring	$71	$642	$1,283	$-	$1,996

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 15 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2012, 2011 and 2010 (in thousands).  The stock awards noted as antidilutive were not included in the diluted weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases or we report net earnings.

	Year Ended December 31,
	2012	2011	2010
Basic weighted average common shares outstanding	33,165	33,438	33,021
Effect of dilutive stock options	-	50	80
Diluted weighted average common shares outstanding	33,165	33,488	33,101

Antidilutive stock awards:
Stock options	250	65	258
Restricted Stock Awards	637	-	-

NOTE 16 - BUSINESS SEGMENTS

The Company identifies its reportable segments based on its management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among the Company’s operating units.  As a result of a realignment of the Company’s operating segments completed during the course of the quarter ended September 30, 2012, the Company has realigned its reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles. Segment results for the years ended December 31, 2012 and 2011 are shown reflecting the change, while segment results for the year ended December 31, 2010 are reported under the previous reportable segments consisting of Specialty Vehicles and Delivery and Service Vehicles because it is impracticable for the Company to recast its 2010 results utilizing the new segment structure.

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

For 2010, The Specialty Vehicle segment consists of Crimson, Crimson Aerials, Classic Fire and Spartan Chassis.  This segment engineered and manufactured emergency response chassis, motor home chassis, specialty vehicle chassis and emergency response bodies, and distributed related aftermarket parts and assemblies.  The Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies.  Assets and related depreciation expense and interest expense in the column labeled “Other” pertained to capital assets and debt maintained at the corporate level.  Appropriate expense amounts were allocated to the two reportable segments and were included in their reported earnings or loss from operations.  Segment loss from operations in the “Other” column contained the related eliminations for the allocation, as well as corporate related expenses not allocable to the operating segments.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Sales to customers outside the United States were $44,205, $22,675 and $14,173 for the years ended December 31, 2012, 2011 and 2010, or 9.4%, 5.3% and 2.9%, respectively, of sales for those years.  All of the Company’s long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2012 (new segment structure)

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Consolidated
Emergency response chassis sales (1)	$83,576	$-	$-	$-	$83,576
Emergency response vehicles sales (1)	78,744	-	-	-	78,744
Delivery and service vehicles sales	-	150,255	-	-	150,255
Motorhome chassis sales	-	-	72,127	-	72,127
Other specialty vehicles sales	-	-	7,426	-	7,426
Aftermarket parts and assemblies sales	-	57,975	20,474	-	78,449
Total sales	$162,320	$208,230	$100,027	$-	$470,577
Depreciation and amortization expense	$1,711	$2,648	$1,945	$2,686	$8,990
Operating income (loss)	(2,951)	6,035	2,198	(7,874)	(2,591)
Segment assets	77,806	73,567	27,565	66,213	245,151

Year Ended December 31, 2012 (previous segment structure)

	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Emergency response chassis sales (1)	$83,576	$-	$-	$83,576
Emergency response vehicles sales (1)	78,744	-	-	78,744
Delivery and service vehicles sales	-	150,255	-	72,127
Motorhome chassis sales	72,127	-		150,255
Other specialty vehicles sales	7,426			7,426
Aftermarket parts and assemblies sales	20,474	57,975		78,449
Total sales	$262,347	$208,230	$-	$470,577

Depreciation and amortization Expense	$3,656	$2,648	$2,686	$8,990
Operating income (loss)	(1,863)	6,039	(6,767)	(2,591)
Segment assets	105,371	73,567	66,213	245,151

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2011 (new segment structure)

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Consolidated
Emergency response chassis sales (1)	$80,817	$-	$-	$-	$80,817
Emergency response vehicles sales (1)	73,949	-	-	-	73,949
Delivery and service vehicles sales	-	118,810	-	-	118,810
Motorhome chassis sales	-	-	65,778	-	65,778
Other specialty vehicles sales	-	-	16,271	-	16,271
Aftermarket parts and assemblies sales	-	46,716	23,669	-	70,385
Total sales	$154,766	$165,526	$105,718	$-	$426,010

Depreciation and amortization expense	$2,322	$2,442	$2,186	$3,060	$10,010
Operating income (loss)	(95)	10,040	(2,300)	(6,314)	1,331
Segment assets	68,044	80,674	23,163	76,728	248,609

Year Ended December 31, 2010 (previous segment structure)

	Specialty Vehicles	Delivery and Service Vehicles	Other	Consolidated

Emergency response chassis sales (1)	$115,487	$-	$-	$115,487
Emergency response vehicles sales (1)	76,908	-	-	76,908
Delivery and service vehicle sales	-	96,167	-	96,167
Motorhome chassis sales	89,003	-	-	89,003
Other specialty vehicles sales	23,001	-	-	23,001
Aftermarket parts and assemblies sales	63,327	16,843	-	80,170
Total sales	$367,726	$113,010	$-	$480,736

Depreciation and amortization Expense	$5,013	$3,336	$2,369	$10,718
Operating income (loss)	18,840	(2,242)	(5,840)	10,758
Segment assets	116,052	65,860	59,837	241,749

(1)
Emergency response chassis sales are presented net of intra segment eliminations.  Prior to the fourth quarter of 2012, these intra-segment chassis sales were eliminated from Emergency response vehicles sales figures.  Emergency response chassis sales and Emergency response vehicles sales for 2011 and 2010 have been recast to reflect this change.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 17 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2012 and 2011 is as follows (full year amounts may not sum due to rounding):

	2012 Quarter Ended				2011 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$118,812	$114,419	$112,857	$124,489	$95,133	$99,364	$120,303	$111,211

Gross profit	13,744	18,745	12,968	13,152	12,962	12,666	20,458	14,531

Net earnings (loss)	(2,015)	2,351	(327)	(2,466)	(898)	(2,220)	3,198	694

Basic net earnings (loss) per share	(0.06)	0.07	(0.01)	(0.07)	(0.03)	(0.07)	0.10	0.02

Diluted net earnings (loss) per share	(0.06)	0.07	(0.01)	(0.07)	(0.03)	(0.07)	0.10	0.02

During the first, second, third and fourth quarters of 2012, the Company incurred restructuring costs of $5,408, $685, $1,643 and $1,397, respectively.  During the second quarter of 2011, the Company incurred restructuring costs of $2,781.  See Note 14, Restructuring Charges, for more details on these activities.

NOTE 18 – SUBSEQUENT EVENTS

In January, 2013, the Company acquired certain assets of an emergency response vehicle manufacturer and Spartan dealer that was experiencing financial difficulty.  The acquisition of these assets did not constitute a business combination.  The Company expects to recognize approximately $600 in cost of goods sold and operating expenses for losses on contracts related to the completion of emergency response vehicles in-process at the time of the acquisition and certain legal and other expenses in the first quarter of 2013.

On March 6, 2013, the Company announced the resignation of its Chief Financial Officer and the appointment by its Board of Directors of an Interim Chief Financial Officer, both effective March 22, 2013.

During the first quarter of 2013, the Company became aware of, and began investigating certain potential quality issues with certain of its aerial products.  The Company is still investigating these issues and expects to have an estimate of the cost of any repairs, if needed, by the end of its first quarter of 2013.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2012.  Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2012, based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2012.  The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.
PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2013, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2013, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2013, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2012.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	782,000	$6.28	2,932,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	782,000	$6.28	2,957,000

(1)
Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2012 (the “2012 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2007 (the “2007 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the “2003 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the “1998 Plan”), the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the “1996 Plan”) and the Spartan Motors, Inc. 1994 Incentive Stock Option Plan (the “1994 Plan”).

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

(3)
Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. Furthermore, each of the 2012 Plan, the 2007 Plan, the 2005 Plan, the 2003 Plan, the 1998 Plan, the 1996 Plan and the 1994 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2012 Plan (2,000,000 shares). 2007 Plan (731,000 shares), the 2005 Plan (150,000 shares) and the 2003 Plan (51,000 shares) represent shares that may be issued other than upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2013, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 22, 2013, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2012, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2012, 2011 and 2010

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2012

Consolidated Balance Sheets - December 31, 2012 and December 31, 2011

Consolidated Statements of Operations - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows - Years Ended December 31, 2012, 2011 and 2010

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

3.1
Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2007 (Commission File No. 001-33582) , and incorporated herein by reference.

3.2
Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2013 (Commission File No. 001-33582), and incorporated herein by reference.

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

10.1
Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference.*

10.2
Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.3
Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.4
Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

Exhibit Number	Document

10.5
Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.6	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.7
Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herin by reference.*

10.8
Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9
Form of Stock Appreciation Rights Agreement.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

10.10
Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.11
Form of Indemnification Agreement.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.12
Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.13
Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference.  Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated February 12, 2012 (filed herewith).

10.14
Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference.

10.15
Amended and Restated Credit Agreement, dated December 16, 2011, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herein by reference.

Exhibit Number	Document

10.16
Spartan Motors, Inc. Stock Incentive Plan of 2012.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.17
Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC.  Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.18
Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2012 (filed herewith).

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

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to: Chief Financial Officer, Spartan Motors, Inc., 1541 Reynolds Road, Charlotte, Michigan 48813.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN MOTORS, INC.

March 14, 2013	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2013	By	/s/ John E. Sztykiel
John E. Sztykiel Director, President and Chief Executive Officer (Principal Executive Officer)

March 14, 2013	By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Chief Financial Officer, Treasurer, and Chief/Corporate Compliance Officer (Principal Financial and Accounting Officer)

March 14, 2013	By	* /s/ Joseph M. Nowicki
Richard R. Current, Director

March 14, 2013	By	* /s/ Joseph M. Nowicki
Richard F. Dauch, Director

March 14, 2013	By	* /s/ Joseph M. Nowicki
Ronald Harbour, Director

March 14, 2013	By	* /s/ Joseph M. Nowicki
Kenneth Kaczmarek, Director

March 14, 2013	By	* /s/ Joseph M. Nowicki
Andrew Rooke, Director

March 14, 2013	By	* /s/ Joseph M. Nowicki
Hugh W. Sloan, Director

March 14, 2013	* By	/s/ Joseph M. Nowicki
Joseph M. Nowicki Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charges to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2012:

Allowance for doubtful accounts	$749	$324	$--	$(52)	$1,021

Reserve for slow-moving inventory	3,565	671	--	(1,180)	3,056

Accrued warranty	5,802	5,102	--	(4,842)	6,062

Valuation allowance for deferred tax assets	3,546	50	--	(10)	3,586

Year ended December 31, 2011:

Allowance for doubtful accounts	$996	$15	$--	$(262)	$749

Reserve for slow-moving inventory	3,687	2,741	35	(2,898)	3,565

Accrued warranty	5,702	2,750	140	(2,790)	5,802

Valuation allowance for deferred tax assets	3,649	111	--	(214)	3,546

Year ended December 31, 2010:

Allowance for doubtful accounts	$685	$548	$--	$(237)	$996

Reserve for slow-moving inventory	2,853	3,047	--	(2,213)	3,687

Accrued warranty	6,296	3,530	--	(4,124)	5,702

Valuation allowance for deferred tax assets	3,601	129	--	(81)	3,649

EXHIBIT INDEX

Exhibit Number	Document

3.1
Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2007 (Commission File No. 001-33582) , and incorporated herein by reference.

3.2
Spartan Motors, Inc. Bylaws, as amended to date. Previously filed as an exhibit to the Company’s Current Report on Form 8-K filed on February 27, 2013 (Commission File No. 001-33582), and incorporated herein by reference.

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

10.1
Restated Spartan Motors, Inc. 1994 Incentive Stock Option Plan, as amended to date.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference.*

10.2
Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.3
Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.4
Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003, as amended.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

i

10.5
Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended.  Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.6	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 and incorporated herein by reference.*

10.7
Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herin by reference.*

10.8
Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.9
Form of Stock Appreciation Rights Agreement.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

10.10
Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.11
Form of Indemnification Agreement.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.12
Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.13
Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference.  Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated February 12, 2012 (filed herewith).

10.14
Agreement and Plan of Merger, dated as of November 18, 2009, by and among Spartan Motors, Inc.; SMI Sub, Inc.; Utilimaster Holdings, Inc.; Utilimaster Corporation; and John Hancock Life Insurance Company; as amended by a First Amendment to Agreement and Plan of Merger dated as of November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference.

10.15
Amended and Restated Credit Agreement, dated December 16, 2011, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herein by reference.

ii

10.16
Spartan Motors, Inc. Stock Incentive Plan of 2012.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.17
Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC.  Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.18
Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2012 (filed herewith).

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

*Management contract or compensatory plan or arrangement.

iii