Form 10-Q
period 2013-03-31
SPARTAN MOTORS INC
filed 2013-05-08
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2013.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common stock, $.01 par value	34,110,988 shares

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report.  However, this list is not intended to be all inclusive.  The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report.  However, those risks may not be the only risks we face.  Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations.  In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements.  We believe that the forward-looking statements contained in this Report are reasonable.  However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	March 31, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$16,617	$21,748
Accounts receivable, less allowance of $1,014 and $1,021	40,309	47,139
Inventories	77,685	67,591
Deferred income tax assets	6,291	6,291
Income taxes receivable	4,349	3,011
Assets held for sale	716	716
Other current assets	5,227	6,027
Total current assets	151,194	152,523

Property, plant and equipment, net	58,734	59,122
Goodwill	20,815	20,815
Intangible assets, net	10,813	11,052
Other assets	1,868	1,639
TOTAL ASSETS	$243,424	$245,151

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$23,295	$23,000
Accrued warranty	7,765	6,062
Accrued customer rebates	1,477	2,299
Accrued compensation and related taxes	5,806	7,748
Deposits from customers	10,482	6,386
Other current liabilities and accrued expenses	6,472	8,113
Current portion of long-term debt	98	82
Total current liabilities	55,395	53,690

Other non-current liabilities	3,382	3,071
Long-term debt, less current portion	5,270	5,207
Deferred income tax liabilities	4,454	4,454

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 33,842 and 33,862 outstanding	338	339
Additional paid in capital	73,322	72,873
Retained earnings	101,263	105,517
Total shareholders' equity	174,923	178,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$243,424	$245,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$96,136	$118,812
Cost of products sold	89,789	101,453
Restructuring charge	-	3,615
Gross profit	6,347	13,744

Operating expenses:
Research and development	2,801	3,775
Selling, general and administrative	10,374	11,596
Restructuring charge	-	1,793
Total operating expenses	13,175	17,164

Operating loss	(6,828)	(3,420)

Other income (expense):
Interest expense	(70)	(91)
Interest and other income	146	207
Total other income (expense)	76	116

Loss before taxes	(6,752)	(3,304)

Taxes	(2,498)	(1,289)

Net loss	$(4,254)	$(2,015)

Basic and Diluted net loss per share	$(0.13)	$(0.06)

Basic and Diluted weighted average common shares outstanding	33,381	33,019

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,254)	$(2,015)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,038	2,392
(Gain) loss on disposal and impairment of assets	(17)	4,594
Expense from changes in fair value of contingent consideration	61	407
Tax expense related to stock incentive plan transactions	13	6
Stock based compensation related to stock awards	269	453
Decrease (increase) in operating assets:
Accounts receivable	6,830	(3,099)
Inventories	(10,094)	8,254
Income taxes receivable	(1,338)	(1,524)
Other assets	800	(303)
Increase (decrease) in operating liabilities:
Accounts payable	295	903
Accrued warranty	1,703	51
Accrued customer rebates	(822)	(453)
Accrued compensation and related taxes	(1,942)	146
Deposits from customers	4,096	(1,035)
Other current liabilities and accrued expenses	(1,680)	(8)
Taxes on income	47	58
Total adjustments	259	10,842
Net cash provided by (used in) operating activities	(3,995)	8,827

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,421)	(1,115)
Proceeds from sale of property, plant and equipment	27	1
Net cash used in investing activities	(1,394)	(1,114)

Cash flows from financing activities:
Proceeds from long-term debt	86	-
Payments on long-term debt	(7)	(14)
Net proceeds from the exercise, vesting or cancellation of stock incentive awards	192	71
Cash paid related to tax impact of stock incentive plan transactions	(13)	(6)
Net cash provided by financing activities	258	51

Net increase (decrease) in cash and cash equivalents	(5,131)	7,764
Cash and cash equivalents at beginning of period	21,748	31,677
Cash and cash equivalents at end of period	$16,617	$39,441

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)
 (Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2012	33,862	$339	$72,873	$105,517	$178,729

Issuance of common stock and the tax impact of stock incentive plan transactions	74	1	178	-	179

Issuance of restricted stock, net of cancellation	(94)	(2)	2	-	-

Stock based compensation expense related to restricted stock	-	-	269	-	269

Net loss	-	-	-	(4,254)	(4,254)

Balance at March 31, 2013	33,842	$338	$73,322	$101,263	$174,923

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed refer to the notes to the Spartan Motors, Inc. (the “Company”) consolidated financial statements for the year ended December 31, 2012, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.  There have been no changes in such accounting policies as of the date of this report.

The Company has five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida.  In November, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC.  Spartan-Gimaex Innovations, LLC will be reported as a consolidated subsidiary of Spartan Motors, Inc.  There have been no financial transactions involving Spartan-Gimaex Innovations, LLC through March 31, 2013.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of March 31, 2013, the results of operations for the three month period ended March 31, 2013 and the cash flows for the three month period ended March 31, 2013, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.”  The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at March 31, 2013 and December 31, 2012.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

Recently issued accounting standards

In July, 2012 the FASB issued Accounting Standards Update 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment (“ASU 2012-02”).   ASU 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform a quantitative impairment test for the indefinite-lived intangible asset.  Under the amendments in ASU 2012-02, an entity is not required to determine the fair value of an indefinite-lived intangible asset unless it determines that it is more likely than not that the fair value of the indefinite-lived intangible asset is impaired.  Under the amendments in ASU 2012-02, an entity has the option to bypass the qualitative assessment and proceed directly to a quantitative impairment test for any indefinite-lived intangible asset in any period.  ASU 2012-02 is effective for interim and annual indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted.  The adoption of ASU 2012-02 did not have an impact on the Company’s financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2013	December 31, 2012

Finished goods	$15,657	$15,276
Work in process	20,523	11,967
Raw materials and purchased components	44,596	43,404
Reserve for slow-moving inventory	(3,091)	(3,056)

	$77,685	$67,591

Included in the “Raw materials and purchased components” line item above at March 31, 2013 and December 31, 2012 are $4,725 and $9,626 for transitional engines purchased in preparation for the 2013 engine emissions change.

The Company has a number of demonstration units as part of its sales and training program.  These demonstration units are included in the “Finished goods” line item above, and the net carrying amount was $9,938 and $9,653 at March 31, 2013 and December 31, 2012.

NOTE 3 – DEBT

Long-term debt consists of the following:

	March 31, 2013	December 31, 2012
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2)	--	--
Capital lease obligations	368	289
Total debt	5,368	5,289
Less current portion of long-term debt	(98)	(82)
Total long-term debt	$5,270	$5,207

(1)
The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments.  The interest rate is determined based on applicable rates at the time of issuance.  The Company had $5,000 of private placement notes outstanding at March 31, 2013 and December 31, 2012 with Prudential Investment Management, Inc.

(2)
The Company’s primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time.  The Company had no borrowings on this line at March 31, 2013 or December 31, 2012.  General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at March 31, 2013.  See Note 5, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program.  The applicable borrowing rate including margin was 3.25% at March 31, 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

The long-term debt due is as follows:

2013	$80
2014	67
2015	50
2016	5,051
2017	54
Thereafter	66
$5,368

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At March 31, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

NOTE 4 – RESTRUCTURING

There were no restructuring charges recorded during the three months ended March 31, 2013.

During the three  months ended March 31, 2012, the Company incurred restructuring charges including asset impairments as the result of its planned relocation of its delivery and service vehicles operations and Reach manufacturing along with certain severance charges within its Specialty Vehicles and Emergency Response Vehicles segments to help align expenses with current and future revenue expectations.

Restructuring charges included in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 are as follows:

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Asset impairment	$-	$3,372	$-	$-	$3,372
Accrual for severance	64	-	81	-	145
Production relocation costs	-	98	-	-	98
Total cost of products sold	64	3,470	81	-	3,615

General and Administrative
Asset impairment	-	1,153	-	-	1,153
Accrual for severance	164	-	408	21	593
Production relocation costs	-	47	-	-	47
Total general and administrative	164	1,200	408	21	1,793
Total restructuring	$228	$4,670	$489	$21	$5,408

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)

As a result of the planned move of the delivery and service vehicles operations to Bristol, Indiana, the Company classified certain buildings and related machinery and equipment within its Wakarusa, Indiana facility as held for sale.  During the quarter ended March 31, 2012, the buildings and machinery and equipment were adjusted to their then current fair values less cost to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $4,525.  On December 31, 2012, the Company completed the sale of certain buildings and the associated land at its Wakarusa, Indiana facility.  At March 31, 2013 and December 31, 2012, one building at the Wakarusa, Indiana facility was recorded as held-for-sale at its estimated selling price less costs to sell within Assets held for sale on the Condensed Consolidated Balance Sheets.

The following table provides a summary of the outstanding balances to be paid out in relation to compensation related restructuring charges previously incurred:

Severance
Balance as of Jan 1, 2013	$630

Accrual for severance	-

Payments and adjustments made in period	(379)

Balance as of March 31, 2013	$251

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000.  The balance of letters of credit outstanding was $200 at March 31, 2013 and December 31, 2012, related to the Company’s workers compensation insurance and certain emergency response vehicle body contracts.

At March 31, 2013, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster.  As a result of this agreement, there was $3,119 and $3,718 outstanding on the Company’s revolving credit line at March 31, 2013 and December 31, 2012.  Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis.  As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets.  See Note 3 Debt for further information on the Company’s revolving line of credit.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through March 31, 2013, the Company has made earn-out payments totaling $3,820, leaving an aggregate maximum amount of future payments of $3,180 as of March 31, 2013.  The Company has recorded a contingent liability for the estimated fair value of the future consideration of $2,047 based upon the likelihood of the payments, discounted to March 31, 2013.  The contingent liability includes charges of $61 for the three months ended March 31, 2013, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations.  Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

In April, 2013, Management determined that it is likely that a recall related to certain of the Company’s motor home chassis is necessary.  The estimated cost of the recall is between $1,000 and $2,500.  In accordance with accounting guidance, the Company accrued $1,000 in the three month period ended March 31, 2013, which is reflected within Cost of products sold in the Condensed Consolidated Statement of Operations.

Changes in the Company’s warranty liability during the three months ended March 31, 2013 and 2012 were as follows:

	2013	2012
Balance of accrued warranty at January 1	$6,062	$5,802
Warranties issued during the period	897	1,287
Cash settlements made during the period	(1,059)	(918)
Changes in liability for pre-existing warranties during the period, including expirations	1,865	(318)
Balance of accrued warranty at March 31	$7,765	$5,853

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:
	Three Months Ended March 31,
	2013	2012
Basic weighted average common shares outstanding	33,381	33,019

Effect of dilutive stock options	-	-

Diluted weighted average common shares outstanding	33,381	33,019

Anti-dilutive stock awards:
Restricted stock	517	609
Stock options	32	62
	549	671

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (stock option awards) weighted average common shares outstanding.  Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases or we report net income.

NOTE 7 - BUSINESS SEGMENTS

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

Three Months Ended March 31, 2013
	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$17,403	$-	$-	$-	$17,403
Emergency Response Body Sales	17,546	-	-	-	17,546
Utilimaster Vehicle Sales	-	26,230	-	-	26,230
Motorhome Chassis Sales	-	-	20,398	-	20,398
Other Specialty Vehicles Sales	-	-	2,018	-	2,018
Aftermarket Parts and Assemblies Sales	-	5,683	6,858	-	12,541

Total Sales	$34,949	$31,913	$29,274	$-	$96,136

Depreciation and Amortization Expense	$372	$587	$427	$652	$2,038
Operating Income (Loss)	$(2,562)	$(3,970)	$1,327	$(1,623)	$(6,828)
Segment Assets	$77,601	$72,414	$29,677	$63,732	$243,424

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Amounts in thousands, except per share data)
Three Months Ended March 31, 2012

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$19,336	$-	$-	$-	$19,336
Emergency Response Body Sales	14,550	-	-	-	14,550
Utilimaster Vehicle Sales	-	37,114	-	-	37,144
Motorhome Chassis Sales	-	-	18,362	-	18,362
Other Specialty Vehicles Sales	-	-	3,049	-	3,049
Aftermarket Parts and Assemblies Sales	-	21,734	4,667	-	26,401
Total Sales	$33,886	$58,848	$26,078	$-	$118,812

Depreciation and Amortization Expense	$467	$730	$519	$676	$2,392
Operating Income (Loss)	$(2,367)	$1,327	$(70)	$(2,310)	$(3,420)
Segment Assets	$65,898	$73,408	$24,192	$83,852	$247,350

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida.  In November, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC.  Spartan-Gimaex Innovations, LLC will be reported as a consolidated subsidiary of Spartan Motors, Inc.  Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leader in the designing, engineering and manufacturing of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for emergency response chassis and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on our chassis. Crimson specializes in the engineering and manufacturing of emergency response vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks.  Classic Fire specializes in manufacturing emergency response vehicles built on chassis from outside sources and provides strategic sourcing of pump modules.  Collectively, Crimson, Crimson Aerials and Classic Fire operate under the Spartan ERV brand.  Utilimaster is a leading manufacturer of vehicles made to customer specifications in the delivery and service market, including walk-in and hi-cube vans, truck bodies and the Reach commercial van.

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

Executive Overview

We reported sales of $96.1 million in the first quarter of 2013, a decrease of 19.1% from the $118.8 million in sales we reported in the first quarter of 2012.  Our gross margin in the first quarter of 2013 was $6.3 million or 6.6% of sales, a 54% decrease from the $13.7 million and 11.6% of sales we reported in Q1 of 2012, mainly due to lower sales levels and production inefficiencies in our Delivery and Service Vehicles segment as a result of the production ramp-up at our Bristol, Indiana facility.  We reported a net loss of $4.3 million, or $0.13 per share for the three months ended March 31, 2013, compared to a net loss of $2.0 million, or $0.06 per share for the same period in 2012, which included restructuring charges with an after tax impact of $3.3 million or $0.10 per share.

Our Emergency Response Vehicles and Specialty Vehicles segments posted stronger sales in the first quarter with increases of $1.0 million, or 2.9% and $3.2 million or 12.3%, respectively, compared with the same period in 2012.  First quarter 2013 sales in our Delivery and Service Vehicles segment decreased by $26.9 million or 45.8% compared to the same period in 2012.

Our overall backlog increased by 68.5% to $228.6 million at March 31, 2013 compared to $135.7 million at March 31, 2012, which reflects strong order intake during the first quarter for our delivery and service vehicles and emergency response vehicles.

Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve.  Some of our recent innovations and strategic developments include:

•
The CMP 300, developed jointly by Spartan, Fout Bros. and Polybilt, which features an integrated Polyprene body and tank, a first for the emergency response industry.  This innovative construction enables many operational benefits, including larger compartments, the ability to carry more water on-board and a lower center of gravity to improve vehicle stability.

•
The MPA 65’, a complete apparatus developed by the Spartan/Gimaex joint venture that combines the latest cutting edge technologies into a versatile 65-foot ladder on a single rear axle.  This combination makes the MPA 65’ the first complete pumper-aerial-rescue apparatus that fits the needs and budget for fire and rescue departments around the country.

•
The introduction of the Spartan Chassis Series 75 Aerial, an easy to maneuver cab and chassis with a mounted 75’aerial ladder and 500 gallon water capacity that offers great overall serviceability and low cost of ownership.  The Series 75 will immediately expand the market opportunity for all of Spartan’s 44 original equipment manufacturer partners.

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

•
The start-up of production at our Utilimaster subsidiary’s new, single-building facility that enables greater manufacturing flexibility and efficiency, higher product quality and lower operating costs.  Operations in  this facility have reduced the distance a vehicle travels during assembly from 2.5 miles at the Wakarusa facilities to less than one-half mile, and eliminates a number of non-value added production steps.

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 14, 2013.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2013	2012
Sales	100.0	100.0
Cost of products sold	93.4	85.4
Restructuring charge	-	3.0
Gross profit	6.6	11.6
Operating expenses:
Research and development	2.9	3.2
Selling, general and administrative	10.8	9.8
Restructuring charge	-	1.5
Operating loss	(7.1)	(2.9)
Other income (expense), net	0.1	0.1
Loss before taxes	(7.0)	(2.8)
Taxes	(2.6)	(1.1)
Net loss	(4.4)	(1.7)

Quarter Ended March 31, 2013 Compared to the Quarter Ended March 31, 2012

For the three months ended March 31, 2013, we reported consolidated sales of $96.1 million, a decrease of $22.7 million or 19.1% compared to $118.8 million reported for the same quarter in 2012.  These results reflect a decrease in our delivery and service vehicles revenue, which was partially offset by increases in our emergency response vehicles and specialty vehicles revenue.

Cost of products sold was $89.8 million in the first quarter of 2013 compared to $105.1 million in the first quarter of 2012, a decrease of $15.3 million or 14.6%.  This decrease was driven by the lower sales volumes in our Delivery and Service Vehicles segment due to lower vehicle unit volume in 2013 and a decrease in parts sales volume relative to the large volume of keyless entry parts sales in the first quarter of 2012.  In addition we recorded $3.6 million of restructuring charges in the first quarter of 2012, which did not recur in 2013.  As a percentage of sales, cost of products sold increased to 93.4% in the first quarter of 2013, compared to 88.4% in the first quarter of 2012. This increase was mainly due to higher overhead and labor inefficiencies related to the production ramp-up at our Bristol, Indiana facility, which was partially offset by the absence of restructuring charges in 2013 as discussed above.

Gross profit decreased by $7.4 million, or 54.0%, to $6.3 million for the quarter ended March 31, 2013 from $13.7 million for the same period in 2012.  Gross margin decreased to 6.6% from 11.6% over the same time period, mainly due to the impact of the production ramp-up at our Bristol, Indiana facility as discussed above.

Operating expenses decreased by $4.0 million or 23.2% to $13.2 million for the quarter ended March 31, 2013, compared to $17.2 million for the same period in 2012.  Research and development expense decreased by $1.0 million due to lower spending on the Spartan Advanced Protection System, which went into production in the third quarter of 2012, and the Reach delivery vehicle.  Selling, general and administrative expense decreased by $1.2 million, reflecting a $0.4 million decrease in provisions for certain earn out payments associated with our 2009 acquisition of Utilimaster, along with a $0.6 million decrease in spending on legal and other general administrative functions.  In addition, we recorded $1.8 million of restructuring charges during the first quarter of 2012, which did not recur in 2013.

Our effective income tax rate was 37.0% in the first quarter of 2013, compared to 39.0% in the first quarter of 2012.  Our effective income tax rate in the first quarter of 2012 was higher than that in the first quarter of 2013 due to the unavailability of the research and development tax credit, which was signed into law in January, 2013 and was used in computing the first quarter 2013 estimated rate.

We recorded a net loss of $4.3 million, or $0.13 per share, for the three months ended March 31, 2013, compared to a net loss of $2.0 million, or $0.06 per share for the same period in 2012.  Driving the increase in net loss for the three months ended March 31, 2013 compared with the prior year were the factors discussed above.

At March 31, 2013, we had $228.6 million in backlog compared to $135.7 million at March 31, 2012, an increase of $92.9 million or 68.5%.  This increase is mainly attributable to a $60.4 million increase in our delivery and service vehicles backlog due to a large order received from a fleet customer in March of 2013, along with an increase of $22.5 million in our emergency response vehicles backlog due to continued strong order intake, domestically and from outside North America.  Intercompany orders are eliminated from the backlog dollars presented.  We anticipate filling our current backlog orders by October, 2013.

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

Our Segments

As a result of a realignment of our operations completed during the course of the third quarter of 2012, we realigned our reportable segments into three segments:  Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles.  Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the Spartan ERV operations.  Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations and our Specialty Vehicles segment is comprised of the motorhome, aftermarket parts and assemblies, defense and other specialty vehicle operations of Spartan Chassis.  The reportable segments have been identified based on the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units.  Segment results from prior periods are shown reflecting the change.  For certain financial information related to each segment, see Note 7 -  Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%

Sales	$34,949	100.0%	$33,886	100.0%

Operating loss	(2,562)	(7.3)%	(2,367)	(7.0)%

Segment assets	77,601		65,898

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

Sales in our Emergency Response Vehicles segment increased by $1.0 million, or 2.9% to $34.9 million in the first quarter of 2013 compared to $33.9 million for the same period of 2012, driven by stronger sales of emergency response bodies, reflecting the higher levels of international orders received in recent months.  There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment increased by $0.2 million to a loss of $2.6 million in the first quarter of 2013 compared to an operating loss of $2.4 million in the first quarter of 2012.  This increase was due to $0.5 million of costs related to the establishment of a new distributor, which was partially offset by the absence of restructuring charges in 2013 compared to the $0.2 million incurred in the first quarter of 2012.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%
Sales	$31,913	100.0%	$58,848	100.0%

Operating Income (loss)	(3,970)	(12.4)%	1,327	2.3%

Segment assets	72,414		73,408

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

Sales for the first quarter of 2013 in our Delivery and Service Vehicles segment decreased by $26.9 million or 45.7% to $31.9 million compared to $58.8 million for the first quarter of 2012. Approximately $15 million of this decrease was due to a decrease in sales of delivery and service related aftermarket accessories, mainly keyless entry systems, compared to the high level of sales during the first quarter of 2012.  Approximately $12 million of the decrease in revenue was due to lower shipments of walk-in vans in the first quarter of 2013 compared to 2012, which was driven by the first quarter 2013 production ramp-up in our new Bristol, Indiana facility.  Additionally, sales in the first quarter of 2012 included approximately $2.9 million for shipments held over from 2011 to effect updates in order to meet certain regulatory safety requirements.  There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2013 to the first quarter of 2012.

Operating income in our Delivery and Service Vehicles segment for the first quarter of 2013 decreased by $5.3 million to a loss of $4.0 million, compared to operating income of $1.3 million for the same period of 2012.  Driving the decrease was the reduction in sales of walk-in vans and delivery and service related aftermarket accessories in 2013 as discussed above.  We recorded $4.7 million of restructuring charges in our Delivery and Service Vehicles segment in the first quarter of 2012, which did not recur in 2013.  See Note 4, Restructuring of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for more information on our restructuring charges in the first quarter of 2012.

Specialty Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2013		2012
	Amount	%	Amount	%

Sales	$29,274	100.0%	$26,078	100.0%

Operating Income (loss)	1,327	4.5%	(70)	(0.3)%

Segment assets	29,677		24,192

Comparison of the Three Month Periods Ended March 31, 2013 and 2012

Sales for the first quarter of 2013 in our Specialty Vehicles segment increased by $3.2 million or 12.3% to $29.3 million compared to $26.1 million for the first quarter of 2012, due to an approximately $2.2 million increase in defense related aftermarket parts and assemblies sales along with an approximately $2.0 million increase in motorhome chassis sales due to higher unit sales volumes, which were partially offset by a $1.0 million decrease in other specialty chassis sales due to lower unit volumes.  There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2013 to the first quarter of 2012.

Operating income for our Specialty Vehicles segment for the first quarter of 2013 increased by $1.4 million to income of $1.3 million, compared to an operating loss of $0.1 million for the same period of 2012.  Increased sales levels and the more favorable mix of product sales resulted in an approximate $1.5 million increase in operating income, while savings in both gross margin and operating expense from prior restructuring initiatives, along with the absence of restructuring charges in 2013 resulted in an approximate $0.9 million increase in operating income in the first quarter of 2013 compared with the same period of 2012.  These increases were partially offset by a $1.0 million recall related accrual recorded in the first quarter of 2013.

Financial Condition

Balance Sheet at March 31, 2013 compared to December 31, 2012

Cash decreased by $5.1 million, or 23.5%, to $16.6 million at March 31, 2013 from $21.7 million at December 31, 2012, due to cash used in operations of $4.0 million as a result of the net loss we recorded in Q1 and cash used in investing activities of $1.4 million, primarily from investments in property plant and equipment.

Accounts receivable decreased by $6.8 million, or 14.4%, to $40.3 million at March 31, 2013, compared to $47.1 million at December 31, 2012, due to lower sales volume in the first quarter of 2013 compared to sales in the latter half of the fourth quarter of 2012.  Days sales outstanding increased by 5 days to 41 days at March 31, 2013 compared to 36 days at December 31, 2012 due to the higher proportion of emergency response vehicle and motor home chassis sales, which carry longer receivable terms, in the first quarter of 2013 compared to the fourth quarter of 2012.

Inventory increased by $10.1 million or 14.9% to $77.7 million at March 31, 2013 compared to $67.6 million at December 31, 2012 in order to support a planned increase in production levels across most of our products, following our usual year-end production shut-down.  Days inventory outstanding increased to 75 days at March 31, 2013, compared to 60 days at December 31, 2012, due to the impact of lower sales volumes experienced during the first quarter of 2013 compared to the fourth quarter of 2012.

Income taxes receivable increased by $1.4 million or 46.7% to $4.4 million at March 31, 2013 compared to $3.0 million at December 31, 2012 due to the net loss recorded in the first quarter of 2013, which was partially offset by the receipt of a refund from a prior year tax return.

Accrued warranty increased by $1.7 million or 31.1% to $8.0 million at March 31, 2013 compared to $6.1 million at December 31, 2012 due to a $1.0 million Specialty Vehicles segment recall related accrual along with $0.7 million in adjustments related to various emergency response vehicle related initiatives.

Accrued compensation and related taxes decreased $1.9 million, or 24.7% to $5.8 million at March 31, 2013 compared to $7.7 million at December 31, 2012 due to the payment of incentive compensation accrued at year end.

Deposits from customers increased $4.1 million, or 64.1%, to $10.5 million at March 31, 2013 from $6.4 million at December 31, 2012, due to deposits received on orders for emergency response vehicles.  Deposits on these orders are at the option of the customer and the aggregate totals increase or decrease depending on the number of customers that choose to make deposits at any given time.

LIQUIDITY AND CAPITAL RESOURCES

Through March 31, 2013, cash and cash equivalents decreased by $5.1 million to a balance of $16.6 million compared to $21.7 million at December 31, 2012.  These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the three months ended March 31, 2013, we utilized $4.0 million of cash in operating activities, which represents a $12.8 million decrease from the $8.8 million of cash that was generated from operations for the three months ended March 31, 2012.  The decrease in cash generated in 2013 was driven by a higher net loss recorded in 2013, along with the inclusion in 2012 of a $4.6 million non-cash charge for loss on impairment and disposal of assets related to the reclassification of our Wakarusa, Indiana facility to assets held for sale.  Also contributing to the unfavorable year over year comparison was a $5.1 million increase in cash used in operations to fund changes in balance sheet items in 2013.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2013.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

There was no significant difference in the cash used in investing activities during the three months ended March 31, 2013 and 2012, which was mainly for the purchase of property, plant and equipment for the replacement and upgrade of machinery and equipment used in operations.

In 2013 we expect to incur total cash outlays of $4 million to $6 million, including spending for our ERP system implementation and replacement and upgrades of machinery and equipment used in operations.

Working Capital (In thousands)
	March 31, 2013	December 31, 2012	Change

Current assets	$151,194	$152,523	$(1,329)

Current liabilities	55,395	53,690	1,705

Working capital	$95,799	$98,833	$(3,034)

The decrease in our working capital at March 31, 2013 from December 31, 2012, was driven by the decrease in cash and accounts receivable, along with the increases in deposits from customers and accrued warranty, which were partially offset by the increase in inventory.  Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the changes in these working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations that become due through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million.  In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in the subsidiaries’ expected performance, resulting in a balance of $2.0 million at March 31, 2013, including $1.4 million classified as current and $0.6 million classified as long term, based upon the likelihood of the payments, discounted to the reporting date.  During 2012 and the three months ended March 31, 2013 we made payments totaling $3.8 million, leaving an aggregate maximum amount of future payments of $3.2 million.  We expect to pay an additional $1.0 million during the remainder of 2013 as the result of targeted sales levels expected to be met for the Reach commercial van.  We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Warranty

In April, 2013, we determined that it is likely that a recall related to certain of our motor home chassis is necessary.  While it is not yet possible to determine the exact impact of the recall, we believe the cost of the recall will be between $1.0 million and $2.5 million.  In accordance with accounting guidance, we accrued $1.0 million for the three month period ended March 31, 2013, which is reflected within Cost of products sold in the Condensed Consolidated Statement of Operations appearing in Item 1 of this Form 10-Q.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years.  See Note 3, Debt, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details.  Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions.  Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period.  In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line.  The credit facility matures on December 16, 2016.  We had no drawings against this credit line as of March 31, 2013.  During the period ended March 31, 2013 our revolving credit facility was utilized, and will continue to be utilized in future periods, to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company.  This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us.  See Note 5, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc.  Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016.  The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million.  The interest rate is determined based on applicable rates at time of issuance.  The total outstanding debt under this agreement was $5.0 million at March 31, 2013 and December 31, 2012.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions.  The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales.  At March 31, 2013, we were in compliance with all debt covenants, and, based on our current outlook for the remainder of 2013, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.4 million as of March 31, 2013 due and payable over the next seven years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  The repurchase of common stock is contingent upon market conditions.  Through March 31, 2013, no shares were repurchased under this authorization.

Dividends

On October 24, 2012 our Board of Directors declared a semi-annual dividend of $0.05 per share of common stock, which was paid on December 13, 2012 to shareholders of record at the close of business on November 8, 2012.

On April 26, 2012, our Board of Directors declared a semi-annual dividend of $0.05 per share of common stock, which was paid on June 14, 2012 to shareholders of record at the close of business on May 10, 2012.

The aggregate amount of dividends paid in 2012 was $3.4 million and is expected to be approximately $3.4 million for all of 2013.

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

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected.  In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts.  This risk factor is applied to the balance on accounts that are aged over 90 days: generally this reserve has an estimated range from 10-25%.  The risk percentage applied to the aged accounts may change based on conditions such as:  general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year.  However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used.  In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances.  The “specific” reserves are identified by a periodic review of the aged accounts receivable.  If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required.  The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically.  Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.  Goodwill is recorded on the financial statements of our Utilimaster, Crimson and Classic Fire subsidiaries.  Crimson and Classic Fire are components of our Emergency Response Vehicles reportable segment, which was determined to be a reporting unit for goodwill impairment testing under relevant authoritative guidance.  Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

Our most recent annual impairment testing date was October 1, 2012.  For the goodwill impairment testing for our Emergency Response Vehicles and our Delivery and Service Vehicles reporting units we performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill.  The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”).  Based on the results of the first step of our two-step impairment test we determined that the fair value of both reporting units exceeded their carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We performed our annual impairment testing for our indefinite-lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, as of October 1, 2012 by comparing the estimated fair value of the trade name with its carrying value.  We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value.  Based on the results of our impairment testing, we determined that the fair value of our indefinite-lived intangible assets exceeded their carrying cost at October 1, 2012, and accordingly, there was no impairment at the annual testing date.

Since October 1, 2012, there have been no events or changes in conditions that would more likely than not reduce the fair value of any of our reporting units below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets.  Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; or strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.

See Note 1, General and Summary of Accounting Policies and Note 7, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2012 for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units.  From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements.  Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve.  Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.  Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred.  See also Note 5 – Commitments and Contingent Liabilities, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt.  At March 31, 2013, we had no debt outstanding under our variable rate short-term and long-term debt agreements.  Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations.  We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2013. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2012 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions.  Through March 31, 2013 no shares were repurchased under this authorization.

During the quarter ended March 31, 2013 there were 22,064 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.  These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1	to	January 31	--	--	--	1,000,000
February 1	to	February 28	--	--	--	1,000,000
March 1	to	March 31	22,064	5.44	--	1,000,000
Total			22,064	$5.44	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 8, 2013	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document