Form 10-Q
period 2013-06-30
SPARTAN MOTORS INC
filed 2013-08-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2013.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common stock, $.01 par value	34,132,808 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2013	December 31,
	(Unaudited)	2012
ASSETS
Current assets:
Cash and cash equivalents	$15,618	$21,748
Accounts receivable, less allowance of $964 and $1,021	50,552	47,139
Inventories	73,691	67,591
Deferred income tax assets	6,291	6,291
Income taxes receivable	4,180	3,011
Assets held for sale	716	716
Other current assets	2,583	6,027
Total current assets	153,631	152,523

Property, plant and equipment, net	57,442	59,122
Goodwill	20,815	20,815
Intangible assets, net	10,573	11,052
Other assets	1,867	1,639
TOTAL ASSETS	$244,328	$245,151

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$24,233	$23,000
Accrued warranty	7,575	6,062
Accrued customer rebates	1,727	2,299
Accrued compensation and related taxes	6,056	7,748
Deposits from customers	11,006	6,386
Other current liabilities and accrued expenses	5,825	8,113
Current portion of long-term debt	104	82

Total current liabilities	56,526	53,690

Other non-current liabilities	3,448	3,071
Long-term debt, less current portion	5,290	5,207
Deferred income tax liabilities	4,454	4,454

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,120 and 33,862 outstanding	341	339
Additional paid in capital	74,020	72,873
Retained earnings	100,249	105,517
Total shareholders' equity	174,610	178,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$244,328	$245,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$120,874	$114,419	$217,010	$233,231
Cost of products sold	105,248	95,072	195,038	196,525
Restructuring charge	-	602	-	4,217
Gross profit	15,626	18,745	21,972	32,489

Operating expenses:
Research and development	2,897	3,217	5,698	6,993
Selling, general and administrative	11,661	11,559	22,035	23,155
Restructuring charge	-	83	-	1,876
Total operating expenses	14,558	14,859	27,733	32,024

Operating income (loss)	1,068	3,886	(5,761)	465

Other income (expense):
Interest expense	(87)	(81)	(156)	(172)
Interest and other income	115	49	261	256
Total other income (expense)	28	(32)	105	84

Income (loss) before taxes	1,096	3,854	(5,656)	549

Taxes	405	1,503	(2,093)	213

Net earnings (loss)	$691	$2,351	$(3,563)	$336

Basic net earnings (loss) per share	$0.02	$0.07	$(0.11)	$0.01

Diluted net earnings (loss) per share	$0.02	$0.07	$(0.11)	$0.01

Basic weighted average common shares outstanding	34,105	33,883	33,447	33,768

Diluted weighted average common shares outstanding	34,139	33,892	33,447	33,796

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$(3,563)	$336
Adjustments to reconcile net earnings (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,550	4,641
(Gain) loss on disposal and impairment of assets	(61)	4,577
Expense from changes in fair value of contingent consideration	134	904
Tax expense related to stock incentive plan transactions	41	180
Stock based compensation related to stock awards	908	984
Decrease (increase) in operating assets:
Accounts receivable	(3,413)	(10,588)
Inventories	(6,100)	9,462
Income taxes receivable	(1,169)	(1,897)
Other assets	944	(226)
Increase (decrease) in operating liabilities:
Accounts payable	1,233	858
Accrued warranty	1,513	274
Accrued customer rebates	(572)	173
Accrued compensation and related taxes	(1,692)	1,053
Deposits from customers	4,620	(2,064)
Other current liabilities and accrued expenses	(2,378)	166
Taxes on income	64	(101)
Total adjustments	(1,378)	8,396
Net cash provided by (used in) operating activities	(4,941)	8,732

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,485)	(5,306)
Proceeds from sale of property, plant and equipment	155	65
Proceeds from notes receivable	2,500	-
Net cash provided by (used in) investing activities	170	(5,241)

Cash flows from financing activities:
Proceeds from long-term debt	138	-
Payments on long-term debt	(33)	(25)
Net proceeds from the exercise, vesting or cancellation of stock incentive awards	282	19
Cash paid related to tax impact of stock incentive plan transactions	(41)	(180)
Payment of dividends	(1,705)	(1,692)
Net cash used in financing activities	(1,359)	(1,878)

Net increase (decrease) in cash and cash equivalents	(6,130)	1,613
Cash and cash equivalents at beginning of period	21,748	31,677
Cash and cash equivalents at end of period	$15,618	$33,290

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional	Retained	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Equity
Balance at December 31, 2012	33,862	$339	$72,873	$105,517	$178,729

Issuance of common stock and the tax impact of stock incentive plan transactions	110	1	240	-	241

Issuance of restricted stock, net of cancellation	148	1	(1)	-	-

Stock based compensation expense related to restricted stock	-	-	908	-	908

Dividends				(1,705)	(1,705)

Net loss	-	-	-	(3,563)	(3,563)

Balance at June 30, 2013	34,120	$341	$74,020	$100,249	$174,610

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

The Company has five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. In November, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC. Spartan-Gimaex Innovations, LLC will be reported as a consolidated subsidiary of Spartan Motors, Inc. There have been no significant financial transactions involving Spartan-Gimaex Innovations, LLC through June 30, 2013.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2013, the results of operations for the three and six month periods ended June 30, 2013 and the cash flows for the six month period ended June 30, 2013, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at June 30, 2013 and December 31, 2012.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2013	December 31, 2012
Finished goods	$15,839	$15,276
Work in process	18,350	11,967
Raw materials and purchased components	42,129	43,404
Reserve for slow-moving inventory	(2,627)	(3,056)

	$73,691	$67,591

Included in the “Raw materials and purchased components” line item above at June 30, 2013 and December 31, 2012 are $3,410 and $9,626, for transitional engines purchased in preparation for the 2013 engine emissions change. In addition, this line item includes engines that were purchased from vendors who had notified the Company that the respective models would no longer be available.

The Company has a number of demonstration units as part of its sales and training program. These demonstration units are included in the “Finished goods” line item above, and the net carrying amount was $10,638 and $9,653 at June 30, 2013 and December 31, 2012.

NOTE 3 – DEBT

Long-term debt consists of the following:

	June 30, 2013	December 31, 2012
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2)	--	--
Capital lease obligations	394	289
Total debt	5,394	5,289
Less current portion of long-term debt	(104)	(82)
Total long-term debt	$5,290	$5,207

(1)

The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments. The interest rate is determined based on applicable rates at the time of issuance. The Company had $5,000 of private placement notes outstanding at June 30, 2013 and December 31, 2012 with Prudential Investment Management, Inc.

(2)

The Company’s primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time. The Company had no borrowings on this line at June 30, 2013 or December 31, 2012. General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of up to $65,000 at June 30, 2013, subject to certain leverage ratio and interest coverage ratio covenants. See Note 5, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program. The applicable borrowing rate including margin was 3.25% at June 30, 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The long-term debt is due as follows:

2013	$57
2014	76
2015	59
2016	5,062
2017	65
Thereafter	75
$5,394

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions, which limited the Company’s available borrowings under its line of credit to a total of approximately $18,400 at June 30, 2013. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At June 30, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

NOTE 4 – RESTRUCTURING

There were no restructuring charges recorded during the six months ended June 30, 2013.

During the three and six months ended June 30, 2012, the Company incurred restructuring charges including asset impairments as the result of its planned relocation of its delivery and service vehicles operations and Reach manufacturing along with certain severance charges within its Specialty Vehicles and Emergency Response Vehicles segments to help align expenses with current and future revenue expectations.

Restructuring charges included in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 are as follows:

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Asset impairment	$-	$-	$-	$-	$-
Accrual for severance	10	-	35	-	45
Production relocation costs	-	557	-	-	557
Total cost of products sold	10	557	35	-	602

General and Administrative
Asset impairment	-	-	-	-	-
Accrual for severance	36	-	9	35	80
Production relocation costs	-	3	-	-	3
Total general and administrative	36	3	9	35	83
Total restructuring	$46	$560	$44	$35	$685

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Restructuring charges included in the Condensed Consolidated Statements of Operations for the six months ended June 30, 2012 are as follows:

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Vehicles	Other	Total

Cost of products sold
Asset impairment	$-	$3,372	$-	$-	$3,372
Accrual for severance	74	-	116	-	190
Production relocation costs	-	655	-	-	655
Total cost of products sold	74	4,027	116	-	4,217

General and Administrative
Asset impairment	-	1,153	-	-	1,153
Accrual for severance	200	-	416	57	673
Production relocation costs	-	50	-	-	50
Total general and administrative	200	1,203	416	57	1,876
Total restructuring	$274	$5,230	$532	$57	$6,093

As a result of the planned move of the delivery and service vehicles operations to Bristol, Indiana, the Company classified certain buildings and related machinery and equipment within its Wakarusa, Indiana facility as held for sale. During the six months ended June 30, 2012, the buildings and machinery and equipment were adjusted to their then current fair values less cost to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $4,525. On December 31, 2012, the Company completed the sale of certain buildings and the associated land at its Wakarusa, Indiana facility. At June 30, 2013 and December 31, 2012, one building at the Wakarusa, Indiana facility was recorded as held-for-sale at its estimated selling price less costs to sell within Assets held for sale on the Condensed Consolidated Balance Sheets.

The following table provides a summary of the outstanding balances to be paid out in relation to compensation related restructuring charges previously incurred:

Severance
Balance as of Jan 1, 2013	$630

Accrual for severance	-

Payments and adjustments made in period	(379)

Balance March 31, 2013	251

Accrual for severance	-

Payments and adjustments made in period	(140)

Balance June 30, 2013	$111

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000. The balance of letters of credit outstanding was $1,479 at June 30, 2013 and $200 at December 31, 2012, related to the Company’s workers compensation insurance and certain emergency response vehicle body contracts.

At June 30, 2013, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster. As a result of this agreement, there was $2,840 and $3,718 outstanding on the Company’s revolving credit line at June 30, 2013 and December 31, 2012. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets. See Note 3 Debt for further information on the Company’s revolving line of credit.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through June 30, 2013, the Company has made earn-out payments totaling $3,820, leaving an aggregate maximum amount of future payments of $3,180 as of June 30, 2013. The Company has recorded a contingent liability for the estimated fair value of the future consideration of $2,120 based upon the likelihood of the payments, discounted to June 30, 2013. The contingent liability includes charges of $73 and $134 for the three and six months ended June 30, 2013, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations. Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

In April, 2013, management determined that it is likely that a recall related to certain of the Company’s motor home chassis is necessary. While the exact impact of the recall has not yet been determined, the Company believes the cost of the recall will be between $1,000 and $2,500. In accordance with accounting guidance, an accrual of $1,000 was recorded during the six month period ended June 30, 2013, which is reflected within Cost of products sold in the Condensed Consolidated Statement of Operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

 Changes in the Company’s warranty liability during the six months ended June 30, 2013 and 2012 were as follows:

	2013	2012
Balance of accrued warranty at January 1	$6,062	$5,802
Warranties issued during the period	1,667	2,207
Cash settlements made during the period	(2,018)	(2,198)
Changes in liability for pre-existing warranties during the period, including expirations	1,864	265
Balance of accrued warranty at June 30	$7,575	$6,076

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	34,105	33,883	33,447	33,768

Effect of dilutive stock options	34	9	-	28
Diluted weighted average common shares outstanding	34,139	33,892	33,447	33,796

Anti-dilutive stock awards:
Restricted stock	-	-	555	-
Stock options	-	363	33	241
	-	363	588	241

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

Three Months Ended June 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$25,758	$-	$-	$-	$25,758
Emergency Response Body Sales	18,023	-	-	-	18,023
Delivery and Service Vehicle Sales	-	38,591	-	-	38,591
Motorhome Chassis Sales	-	-	20,378	-	20,378
Other Specialty Vehicles Sales	-	-	4,738	-	4,738
Aftermarket Parts and Assemblies Sales	-	5,564	7,822	-	13,386
Total Sales	$43,781	$44,155	$32,938	$-	$120,874

Depreciation and Amortization Expense	$365	$1,065	$399	$683	$2,512
Operating Income (Loss)	$438	$(1,640)	$3,900	$(1,630)	$1,068
Segment Assets	$83,567	$74,722	$24,980	$61,059	$244,328

Three Months Ended June 30, 2012

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$23,169	$-	$-	$-	$23,169
Emergency Response Body Sales	20,444	-	-	-	20,444
Delivery and Service Vehicle Sales	-	25,030	-	-	25,030
Motorhome Chassis Sales	-	-	16,224	-	16,224
Other Specialty Vehicles Sales	-	-	2,083	-	2,083
Aftermarket Parts and Assemblies Sales	-	22,721	4,748	-	27,469

Total Sales	$43,613	$47,751	$23,055	$-	$114,419

Depreciation and Amortization Expense	$457	$607	$512	$672	$2,248
Operating Income (Loss)	$(979)	$6,230	$560	$(1,925)	$3,886
Segment Assets	$68,539	$75,684	$25,222	$80,181	$249,626

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Six Months Ended June 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$43,161	$-	$-	$-	$43,161
Emergency Response Body Sales	35,570	-	-	-	35,570
Delivery and Service Vehicle Sales	-	64,821	-	-	64,821
Motorhome Chassis Sales	-	-	40,776	-	40,776
Other Specialty Vehicles Sales	-	-	6,756	-	6,756
Aftermarket Parts and Assemblies Sales	-	11,247	14,679		25,926
Total Sales	$78,731	$76,068	$62,211	$-	$217,010

Depreciation and Amortization Expense	$737	$1,652	$826	$1,335	$4,550
Operating Income (Loss)	$(2,123)	$(5,609)	$5,227	$(3,256)	$(5,761)
Segment Assets	$83,567	$74,722	$24,980	$61,059	$244,328

Six Months Ended June 30, 2012

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$42,506	$-	$-	$-	$42,506
Emergency Response Body Sales	34,993	-	-	-	34,993
Delivery and Service Vehicle Sales	-	62,144	-	-	62,144
Motorhome Chassis Sales	-	-	34,586	-	34,586
Other Specialty Vehicles Sales	-	-	5,132	-	5,132
Aftermarket Parts and Assemblies Sales	-	44,455	9,415	-	53,870

Total Sales	$77,499	$106,599	$49,133	$-	$233,231

Depreciation and Amortization Expense	$925	$1,337	$1,031	$1,348	$4,641
Operating Income (Loss)	$(3,346)	$7,558	$490	$(4,237)	$465
Segment Assets	$68,539	$75,684	$25,222	$80,181	$249,626

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Spartan Chassis is a leader in the design, engineering and manufacturing of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for emergency response chassis and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on our chassis. Crimson specializes in the engineering and manufacturing of emergency response vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Classic Fire specializes in manufacturing emergency response vehicles built on chassis from outside sources and provides strategic sourcing of pump modules. Collectively, Crimson, Crimson Aerials and Classic Fire operate under the Spartan ERV brand. Utilimaster is a leading manufacturer of vehicles made to customer specifications in the delivery and service market, including walk-in and hi-cube vans, truck bodies and the Reach commercial van.

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

Executive Overview

We reported sales of $120.9 million in the second quarter of 2013, an increase of 5.7% from the $114.4 million in sales we reported in the second quarter of 2012. Our gross margin in the second quarter of 2013 was $15.6 million or 12.9% of sales, a 16.6% decrease from the $18.7 million and 16.4% of sales we reported in the same period of 2012, mainly due to lower sales of aftermarket parts and assemblies in our Delivery and Service Vehicles segment. We reported net earnings of $0.7 million, or $0.02 per share for the three months ended June 30, 2013, compared to net earnings of $2.4 million, or $0.07 per share for the same period in 2012, which included restructuring charges with an after tax impact of $0.4 million or $0.01 per share.

Our Specialty Vehicles segment posted stronger sales in the second quarter with an increase of $9.9 million, or 42.9% compared to the second quarter of 2012. Our Emergency Response Vehicles segment sales increased by $0.2 million, while our Delivery and Service Vehicles segment sales decreased by $3.6 million or 7.5% compared with the same period in 2012.

Our overall backlog increased by 34.5% to $233.2 million at June 30, 2013 compared to $173.3 million at June 30, 2012, which reflects strong order intake during the first six months of 2013 for our delivery and service vehicles and emergency response vehicles.

Our balance sheet remains strong with a healthy cash balance, low debt and an open line of credit.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations and strategic developments include:

●

The CMP 300, an emergency response vehicle developed jointly by Spartan, Fout Bros. and Polybilt, which features an integrated Polyprene body and tank, a first for the emergency response industry. This innovative construction enables many operational benefits, including larger compartments, the ability to carry more water on-board and a lower center of gravity to improve vehicle stability.

●

The MPA 65’, a complete apparatus developed by the Spartan/Gimaex joint venture that combines the latest cutting edge technologies into a versatile 65-foot ladder on a single rear axle. This combination makes the MPA 65’ the first complete pumper-aerial-rescue apparatus that fits the needs and budget for fire and rescue departments around the country.

●

The recently announced joint venture with Gimaex. This 50/50 JV will leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies, and will encompass technology sharing, joint product development, commercial agreements and additional purchasing leverage, enabling both companies to amass a true global presence.

●

The introduction of the Spartan Chassis Series 75 Aerial, an easy to maneuver cab and chassis with a mounted 75’aerial ladder and 500 gallon water capacity that offers great overall serviceability and low cost of ownership. The Series 75 will immediately expand the market opportunity for all of Spartan’s 44 original equipment manufacturer partners.

●	The re-branding of Crimson Fire, Crimson Fire Aerials and Classic Fire under the Spartan ERVTM brand to focus on one brand and leverage the strength of the Spartan name.

●

The introduction of the Spartan Telstar, a 138 foot telescopic and articulated aerial platform, which supplies an “up, over and down” range of motion to navigate over parapets for roof rescues, clear power lines and trees for access and provide for below-grade rescues.

●

The start-up of production at our Utilimaster subsidiary’s new, single-building facility that will enable greater manufacturing flexibility and efficiency, higher product quality and lower operating costs. Operations in this facility have reduced the distance a vehicle travels during assembly from 2.5 miles at the Wakarusa facilities to less than one-half mile, and eliminates a number of non-value added production steps.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Sales	100.0	100.0	100.0	100.0
Cost of products sold	87.1	83.1	89.9	84.3
Restructuring charge	-	0.5	-	1.8
Gross profit	12.9	16.4	10.1	13.9
Operating expenses:
Research and development	2.4	2.8	2.6	3.0
Selling, general and administrative	9.6	10.1	10.2	9.9
Restructuring charge	-	0.1	-	0.8
Operating income (loss)	0.9	3.4	(2.7)	0.2
Other income (expense), net	-	-	-	-
Income (loss) before taxes	0.9	3.4	(2.6)	0.2
Taxes	0.3	1.3	(1.0)	0.1
Net earnings (loss)	0.6	2.1	(1.6)	0.1

Quarter Ended June 30, 2013 Compared to the Quarter Ended June 30, 2012

For the three months ended June 30, 2013, we reported consolidated sales of $120.9 million, an increase of $6.5 million or 5.7% compared to $114.4 million reported for the same quarter in 2012. These results reflect an increase in our Specialty Vehicles segment revenue, which was partially offset by a decrease in our Delivery and Service Vehicles segment sales. Please see the segment analyses below for more information on our sales for the quarters ended June 30, 2013 and 2012.

Cost of products sold was $105.2 million in the second quarter of 2013 compared to $95.7 million in 2012, an increase of $9.5 million or 9.9%. This increase was driven by the higher sales levels in our Specialty Vehicles segment, which accounted for approximately $6.6 million of the increase, and a change in product mix in our Delivery and Service Vehicles segment away from aftermarket parts and assemblies and towards vehicles, which accounted for approximately $4.4 million of the increase. Decreases in material costs in our Emergency Response segment partially offset these increases. As a percentage of sales, cost of products sold increased to 87.1% in the second quarter of 2013, compared to 83.6% in the second quarter of 2012, which was mainly due to a decrease in sales of delivery and service vehicle-related aftermarket parts and assemblies, which carry higher margins.

Gross profit decreased by $3.1 million, or 16.6%, to $15.6 million for the quarter ended June 30, 2013 from $18.7 million for the same period in 2012. Approximately $7.9 million of the decrease was a result of the unfavorable mix in our Delivery and Service Vehicles segment as a result of the lower aftermarket parts and assemblies sales. Partially offsetting this decrease were increases of $3.3 million in our Specialty Vehicles segment due to the higher sales volume and $1.5 million in our Emergency Response Vehicles segment due to more favorable pricing and material costs.

Gross margin decreased to 12.9% from 16.4% over the same time period, primarily due to the impact of the lower delivery and service vehicle related aftermarket parts and assemblies sales experienced in 2013. 50 basis points of the gross margin decrease was offset by the impact of restructuring charges incurred in the second quarter of 2012, which did not recur in 2013.

Operating expenses decreased by $0.3 million or 2.0% to $14.6 million for the quarter ended June 30, 2013, compared to $14.9 million for the same period in 2012, mainly due to a decrease in research and development expense as a result of lower spending on the Spartan Advanced Protection System, which went into production in the third quarter of 2012.

Our effective income tax rate was 37.0% in the second quarter of 2013, compared to 39.0% in the second quarter of 2012. Our effective income tax rate in the second quarter of 2012 was higher than that in the second quarter of 2013 due to the unavailability of the research and development tax credit, which was signed into law in January, 2013 and was used in computing the second quarter 2013 estimated rate.

We recorded net earnings of $0.7 million, or $0.02 per share, for the three months ended June 30, 2013, a decrease of $1.7 million or 70.8%, compared to net earnings of $2.4 million, or $0.07 per share for the same period in 2012. This decrease was primarily due to the lower delivery and service-related aftermarket parts and assemblies sales experienced in 2013, along with the other factors discussed above.

At June 30, 2013, we had $233.2 million in backlog compared to $173.3 million at June 30, 2012, an increase of $59.9 million or 34.5%. This increase is attributable to a $34.8 million increase in our emergency response vehicles backlog due to continued strong order intake, domestically and from outside North America, and a $25.3 million increase in our delivery and service vehicles backlog, driven by orders received for our Reach delivery van. Intercompany orders are eliminated from the backlog dollars presented. We anticipate filling our current backlog orders by February, 2014.

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

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

For the six months ended June 30, 2013, we recorded sales of $217.0 million, a decrease of $16.2 million or 6.9% from the $233.2 million that we recorded for the same period of 2012. This decrease was driven by a $30.5 million revenue decrease in our Delivery and Service Vehicles segment, largely as a result of lower aftermarket and parts assemblies, which was partially offset by increases in our Specialty Vehicles and Emergency Response Vehicles segments. Please see the segment analyses below for further information on our sales for the six months ended June 30, 2013 and 2012.

Cost of products sold was $195.0 million for the six months ended June 30, 2013, compared to $200.7 million for the same period in 2012, a decrease of $5.7 million or 2.8%. This decrease was driven by the lower sales levels experienced in our Delivery and Service Vehicles segment, which resulted in a decrease of $14.9 million. Partially offsetting this decrease was an increase in our Specialty Vehicles segment of $9.2 million as a result of higher sales volumes of motor home chassis and aftermarket parts and assemblies. As a percentage of sales, cost of products sold increased to 89.9% in the six months ended June 30, 2013, an increase of 380 basis points compared to 86.1% in 2012, which is mainly attributable to impact of the reduced aftermarket parts and assemblies sales in our Delivery and Service Vehicles segment, which more than offset a 180 basis point gain from the lack of restructuring charges in 2013.

Gross profit decreased by $10.5 million, or 32.3%, to $22.0 million for the six months ended June 30, 2013 from $32.5 million for the same period in 2012. $15.6 million of the decrease is attributable to our Delivery and Service Vehicles segment, mainly as a result of the lower aftermarket parts and assemblies sales. This decrease was partially offset by additional gross profit as a result of the higher sales volumes in our Specialty Vehicles segment. Gross margin decreased to 10.1% from 13.9% over the same time period. This 380 basis points decrease was mainly due to the impact of the lower delivery and service vehicle-related aftermarket parts and assemblies sales, which was partially offset by the 180 basis point impact of restructuring charges incurred in 2012 that did not recur in 2013.

Operating expenses decreased by $4.3 million or 13.4% to $27.7 million for the six months ended June 30, 2013, compared to $32.0 million for the same period in 2012. Research and development expense decreased by $1.3 million as a result of lower spending on the Spartan Advanced Protection System, which went into production in the third quarter of 2012, and other engineering projects. Selling, general and administrative expense decreased by $1.0 million due to a reduction in provisions for certain earn-out payments associated with our 2009 acquisition of Utilimaster, along with a $0.1 million decrease in legal and other administrative expense. In addition, we recorded $1.9 million of restructuring charges during the six months ended June 30, 2012, which did not recur in 2013.

Our effective income tax rate was 37.0% in the six months ended June 30, 2013, compared to 39.0% in the same period of 2012. Our effective income tax rate in 2012 was higher than that in 2013 due to the unavailability of the research and development tax credit, which was signed into law in January, 2013 and was used in computing the 2013 estimated rate.

We recorded a net loss of $3.6 million, or $0.11 per share, for the six months ended June 30, 2013, a decrease of $3.9 million compared to net earnings of $0.3 million, or $0.01 per share for the same period in 2012. This decrease was primarily due to the lower delivery and service related aftermarket parts and assemblies sales experienced in 2013.

Our Segments

As a result of a realignment of our operations completed during the course of the third quarter of 2012, we realigned our reportable segments into three segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles. Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the Spartan ERV operations. Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations and our Specialty Vehicles segment is comprised of the motorhome, defense and other specialty vehicle operations and the related aftermarket parts and assemblies sales of Spartan Chassis. The reportable segments have been identified based on the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. Segment results from prior periods are shown reflecting the change. For certain financial information related to each segment, see Note 7 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,
	2013		2012
	Amount	%	Amount	%

Sales	$43,781	100.00%	$43,613	100.00%

Operating income (loss)	438	1.0%	(979)	-2.2%

Segment assets	83,567		68,539

	Six Months Ended June 30,
	2013		2012
	Amount	%	Amount	%

Sales	$78,731	100.00%	$77,499	100.00%

Operating loss	(2,123)	-2.7%	(3,346)	-4.3%

Segment assets	83,567		68,539

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

Sales in our Emergency Response Vehicles segment increased by $0.2 million, or 0.5% to $43.8 million in the second quarter of 2013 compared to $43.6 million for the same period of 2012. Sales of emergency response chassis increased by $2.6 million, with $1.7 million of the increase due to higher unit volumes in 2013 and an additional increase of $0.9 million due to more favorable pricing in 2013 compared to 2012. Sales of emergency response vehicles (chassis, body and apparatus) decreased by $2.4 million due to a unit volume related decrease of $3.0 million, which was partially offset by a $0.6 million increase due to more favorable pricing.

Operating income for our Emergency Response Vehicles segment increased by $1.4 million to income of $0.4 million in the second quarter of 2013 compared to an operating loss of $1.0 million in the second quarter of 2012, driven by improving margins as a result of pricing and content changes in our chassis and complete vehicles.

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

Sales in our Emergency Response Vehicles segment for the six months ended June 30, 2013 increased by $1.2 million, or 1.5% to $78.7 million compared to $77.5 million for the same period in 2012. Sales of emergency response chassis increased by $0.7 million, with a $1.8 million increase due to more favorable pricing in 2013 compared to 2012, which was partially offset by a decrease of $1.1 million due to lower unit volumes in 2013. Sales of emergency response vehicles (chassis, body and apparatus) increased by $0.5 million, with a $0.8 million increase due to more favorable pricing in 2013 compared to 2012, partially offset by a decrease of $0.3 million due to lower unit volume in 2013.

Operating loss for our Emergency Response Vehicles segment decreased by $1.2 million, or 36.4% to $2.1 million for the six months ended June 30, 2013 compared to an operating loss of $3.3 million for the same period in 2012, driven by improving margins as a result of pricing and content changes in our chassis and complete vehicles.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,

	2013		2012
	Amount	%	Amount	%

Sales	$44,155	100.0%	$47,751	100.0%

Operating income (loss)	(1,640)	(3.7)%	6,230	13.0%

Segment assets	74,722		75,684

	Six Months Ended June 30,

	2013		2012
	Amount	%	Amount	%

Sales	$76,068	100.0%	$106,599	100.0%

Operating income (loss)	(5,609)	(7.4)%	7,558	7.1%

Segment assets	74,722		75,684

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

Sales for the second quarter of 2013 in our Delivery and Service Vehicles segment decreased by $3.6 million or 7.5% to $44.2 million compared to $47.8 million for the second quarter of 2012. This change is attributable to a decrease of $17.2 million in aftermarket parts and assemblies sales, primarily keyless entry systems, compared to the high level of such sales during the second quarter of 2012. Partially offsetting this decrease was an increase in vehicle unit sales volume which resulted in an $11.4 million increase in revenue in 2013 compared to 2012 and an increase of $2.2 million due to change in vehicle mix which resulted in an overall higher content level for vehicles produced in 2013. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the second quarter of 2013 to the same period of 2012.

Operating income in our Delivery and Service Vehicles segment for the second quarter of 2013 decreased by $7.8 million to a loss of $1.6 million, compared to operating income of $6.2 million for the same period of 2012. Driving the decrease was the reduction in sales of aftermarket parts and assemblies, which was partially offset by the $0.6 million of restructuring charges recorded in 2012, which were absent in the second quarter of 2013. See Note 4, Restructuring of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for more information on our restructuring charges in the second quarter of 2012.

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

Sales for the six months ended June 30, 2013 decreased by $30.5 million or 28.6% to $76.1 million compared to $106.6 for the same period of 2012, mainly due to a decrease in aftermarket parts and assemblies sales, primarily keyless entry systems, compared to the high level of such sales during the first half of 2012. Sales of vehicles during the six months ended June 30, 2013 were comparable to the levels achieved in the same period of 2012.

Operating income decreased by $13.2 million to an operating loss of $5.6 million in 2013 compared to operating income of $7.6 million in 2012. Approximately $14.8 million of this decrease was attributable to the decrease in aftermarket parts and assemblies sales, while $4.5 million of the decrease is attributable to material sourcing issues and labor and overhead inefficiencies related to the launch of production at our Bristol, Indiana facility. These decreases were partially offset by the lack of restructuring charges in 2013 compared to the $5.2 million incurred in 2012, along with a $0.9 million decrease in the expense recorded for the provision for earn-out payments related to our purchase of Utilimaster.

Specialty Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,
	2013		2012
	Amount	%	Amount	%

Sales	$32,938	100.0%	$23,055	100.0%

Operating Income	3,900	11.8%	560	2.4%

Segment assets	24,980		25,222

	Six Months Ended June 30,
	2013		2012
	Amount	%	Amount	%

Sales	$62,211	100.0%	$49,133	100.0%

Operating Income	5,227	8.4%	490	1.0%

Segment assets	24,980		25,222

Comparison of the Three Month Periods Ended June 30, 2013 and 2012

Sales for the second quarter of 2013 in our Specialty Vehicles segment increased by $9.9 million or 42.9% to $32.9 million compared to $23.1 million for the first quarter of 2012, due to a $4.2 million increase in motor home chassis sales as a result of the strong performance in the market of our MG and K3 model chassis, a $3.1 million increase in defense related aftermarket parts and assemblies sales along with an approximately $2.6 million increase in other specialty vehicle sales resulting from the fulfillment in the second quarter of 2013 of orders for defense related vehicles received in 2012. There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing the second quarter of 2013 to the second quarter of 2012.

Operating income for our Specialty Vehicles segment for the second quarter of 2013 increased by $3.3 million or 550.0% to $3.9 million, compared to $0.6 million for the same period of 2012. The higher sales levels of motor home chassis, other specialty vehicles and aftermarket parts and assemblies accounted for approximately $2.8 million of the operating income increase, while favorable mix in aftermarket parts and assemblies accounted for $0.5 million.

Comparison of the Six Month Periods Ended June 30, 2013 and 2012

Sales for the first six months of 2013 in our Specialty Vehicles segment increased by $13.1 million or 26.7% to $62.2 million compared to $49.1 million for the first six months of 2012. This increase was due to an approximately $6.2 million increase in motor home chassis as a result of strong performance in the market of our MG and K3 model chassis, along with a $5.3 million increase in defense related aftermarket parts and assemblies, and a $1.5 million increase in other specialty vehicles resulting from the fulfillment of orders for defense-related vehicles received in 2012.

Operating income increased by $4.7 million or 940.0% to $5.2 million in 2013 compared to $0.5 million in 2012. Increased sales levels accounted for approximately $3.7 million of the operating income increase. A favorable product mix in aftermarket parts and assemblies sales contributed approximately $1.5 million to the operating income increase, while a decrease in restructuring related charges in 2013 compared to 2012 accounted for approximately $0.5 million of the increase. A $1.0 million accrual for a motor home chassis-related recall recorded in the first half of 2013 partially offset the above increases. There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing the six months ended June 30, 2013 to same period in 2012.

Financial Condition

Balance Sheet at June 30, 2013 compared to December 31, 2012

Cash decreased by $6.1 million, or 28.1%, to $15.6 million at June 30, 2013 from $21.7 million at December 31, 2012. Cash used in operations was $4.9 million, mainly as a result of the net loss we recorded for the six months ended June 30, 2013. Cash provided by investing activities was $0.2 million, with purchases of property, plant, and equipment of $2.5 million being offset by the collection of $2.5 million on a note receivable related to the sale of our Wakarusa, Indiana facilities on December 31, 2012. Cash used in financing activities was $1.4 million, primary due to the payment of the semi-annual dividend in June.

Accounts receivable increased by $3.5 million, or 7.4%, to $50.6 million at June 30, 2013, compared to $47.1 million at December 31, 2012. Approximately $1.7 million of the increase is due to extended payment terms granted to certain customers during the second quarter of 2013. The remaining increase is attributable to higher sales levels experienced in June 2013 as compared to those in December 2012. Days sales outstanding decreased by 1 day to 35 days for the quarter ended June 30, 2013 compared to 36 days for the quarter ended December 31, 2012 due to a lower average accounts receivable balance during the second quarter of 2013 compared to the fourth quarter of 2012.

Inventory increased by $6.1 million or 9.0% to $73.7 million at June 30, 2013 compared to $67.6 million at December 31, 2012 in order to support a planned increase in production levels across most of our products, following our usual year-end production shut-down. Days inventory outstanding increased to 66 days at June 30, 2013, compared to 60 days at December 31, 2012, due to higher average inventory levels during the second quarter of 2013 compared to the fourth quarter of 2012.

Income taxes receivable increased by $1.2 million or 40.0% to $4.2 million at June 30, 2013 compared to $3.0 million at December 31, 2012 due to the impact of the $2.6 million pre-tax loss recorded in the six months ended June 30, 2013, which was partially offset by the receipt of a refund from a prior year tax return.

Other current assets decreased by $3.4 million, or 56.6%, to $2.6 million at June 30, 2013 compared to $6.0 million at December 31, 2012, mainly due to payments received on notes related to the sale of the Wakarusa, Indiana facility.

Accounts payable increased by $1.2 million, or 5.2%, to $24.2 million at June 30, 2013 compared to $23.0 million at December 31, 2012 due to the timing of vendor payments.

Accrued warranty increased by $1.5 million or 24.6% to $7.6 million at June 30, 2013 compared to $6.1 million at December 31, 2012 due to a $1.0 million Specialty Vehicles segment recall related accrual along with $0.5 million in adjustments related to various emergency response vehicle initiatives.

Accrued compensation and related taxes decreased $1.7 million, or 22.1%, to $6.1 million at June 30, 2013 compared to $7.7 million at December 31, 2012 due to the payment of incentive compensation accrued at year end.

Other current liabilities and accrued expenses decreased by $2.3 million, or 28.4% to $5.8 million at June 30, 2013 compared to $8.1 million at December 31, 2012, mainly due to the payment of certain earn-out payments associated with our 2009 acquisition of Utilimaster.

Deposits from customers increased $4.6 million, or 71.9%, to $11.0 million at June 30, 2013 from $6.4 million at December 31, 2012, driven by the increase in orders received for emergency response vehicles in 2013. Deposits on these orders are at the option of the customer and the aggregate totals may increase or decrease depending on the number of customers that choose to make deposits at any given time.

LIQUIDITY AND CAPITAL RESOURCES

Through June 30, 2013, cash and cash equivalents decreased by $6.1 million to a balance of $15.6 million compared to $21.7 million at December 31, 2012. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

For the six months ended June 30, 2013, we utilized $4.9 million of cash in operating activities, which represents a $13.6 million decrease from the $8.7 million of cash that was generated from operations for the six months ended June 30, 2012.  The decrease in cash generated in 2013 was driven by a higher net loss recorded in 2013, along with $5.7 million higher non-cash operating charges in 2012, mainly the loss on impairment and disposal of assets related to the reclassification of our Wakarusa, Indiana facility to assets held for sale. Also contributing to the unfavorable year over year comparison was a $4.1 million increase in cash used in operations to fund changes in balance sheet items in 2013.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2013.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

For the six months ended June 30, 2013 we generated $5.4 million more cash in investing activities, as a result of the collection of $2.5 million on a note receivable related to the December 31, 2012 sale of our Wakarusa, Indiana facilities, and a decrease of $2.8 million in purchases of operating equipment following the relocation of the Delivery and Service Vehicle operations to Bristol, Indiana.

For the remainder of 2013, we expect to incur total capital expenditures of $1.5 million to $3.5 million, including spending for our ERP system implementation and replacement and upgrades of machinery and equipment used in operations.

Working Capital
(In thousands)
	June 30, 2013	December 31, 2012	Change

Current assets	$153,631	$152,523	$1,108

Current liabilities	56,526	53,690	2,836

Working capital	$97,105	$98,833	$(1,728)

The decrease in our working capital at June 30, 2013 from December 31, 2012, was driven by the decrease in cash and other current assets, along with the increases in deposits from customers, which were partially offset by the increase in accounts receivable and inventory. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the changes in these working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations that become due through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in the subsidiaries’ expected performance, resulting in a balance of $2.1 million at June 30, 2013, including $1.4 million classified as current and $0.7 million classified as long term, based upon the likelihood of the payments, discounted to the reporting date. During 2012 and the six months ended June 30, 2013 we made payments totaling $3.8 million, leaving an aggregate maximum amount of future payments of $3.2 million. We expect to pay an additional $1.0 million during the remainder of 2013 as the result of targeted sales levels expected to be met for the Reach commercial van. We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Warranty

In April, 2013, we determined that it is likely that a recall related to certain of our motor home chassis is necessary. While we have not yet determined the exact impact of the recall, we believe the cost of the recall will be between $1.0 million and $2.5 million. In accordance with accounting guidance, we accrued $1.0 million during the six month period ended June 30, 2013, which is reflected within Cost of products sold in the Condensed Consolidated Statement of Operations appearing in Item 1 of this Form 10-Q.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years. See Note 3, Debt, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details related to formulaic limitations on borrowings under the agreement. Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions. Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. The credit facility matures on December 16, 2016. We had no drawings against this credit line as of June 30, 2013. During the period ended June 30, 2013 our revolving credit facility was utilized, and will continue to be utilized in future periods, to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company. This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us. See Note 5, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at June 30, 2013 and December 31, 2012.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At June 30, 2013, we were in compliance with all debt covenants, and, based on our current outlook for the remainder of 2013, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.4 million as of June 30, 2013 due and payable over the next seven years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through June 30, 2013, no shares were repurchased under this authorization.

Dividends

On May 8, 2013 our Board of Directors declared a semi-annual dividend of $0.05 per share of common stock, which was paid on June 27, 2013 to shareholders of record at the close of business on May 23, 2013.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2013, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond our control. The response to this item includes several forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Quarterly Report on Form 10-Q for a discussion of the limitations on such statements.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2013. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through June 30, 2013 no shares were repurchased under this authorization.

During the quarter ended June 30, 2013 there were 13,437 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	4,960	$5.23	--	1,000,000
May 1 to May 31	--	--	--	1,000,000
June 1 to June 30	8,477	$6.09	--	1,000,000
Total	13,437	$5.77	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2013	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document