Form 10-Q
period 2013-09-30
SPARTAN MOTORS INC
filed 2013-11-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2013.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common stock, $.01 par value	34,140,714 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2013 (Unaudited)	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$19,964	$21,748
Accounts receivable, less allowance of $777 and $1,021	52,299	47,139
Inventories	82,374	67,591
Deferred income tax assets	6,291	6,291
Income taxes receivable	2,683	3,011
Assets held for sale	716	716
Other current assets	2,534	6,027
Total current assets	166,861	152,523

Property, plant and equipment, net	55,850	59,122
Goodwill	20,815	20,815
Intangible assets, net	10,334	11,052
Other assets	2,052	1,639
TOTAL ASSETS	$255,912	$245,151

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$32,917	$23,000
Accrued warranty	7,433	6,062
Accrued customer rebates	2,144	2,299
Accrued compensation and related taxes	6,735	7,748
Deposits from customers	12,108	6,386
Other current liabilities and accrued expenses	6,420	8,113
Current portion of long-term debt	92	82
Total current liabilities	67,849	53,690

Other non-current liabilities	2,905	3,071
Long-term debt, less current portion	5,275	5,207
Deferred income tax liabilities	4,454	4,454

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,116 and 33,862 outstanding	341	339
Additional paid in capital	74,277	72,873
Retained earnings	100,811	105,517
Total shareholders' equity	175,429	178,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$255,912	$245,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$126,074	$112,857	$343,084	$346,087
Cost of products sold	109,943	98,346	304,981	294,871
Restructuring charge	-	1,543	-	5,760
Gross profit	16,131	12,968	38,103	45,456

Operating expenses:
Research and development	2,726	2,909	8,424	9,902
Selling, general and administrative	11,593	10,234	33,628	33,388
Restructuring charge	-	100	-	1,976
Total operating expenses	14,319	13,243	42,052	45,266

Operating income (loss)	1,812	(275)	(3,949)	190

Other income (expense):
Interest expense	(79)	(81)	(235)	(253)
Interest and other income	173	178	433	434
Total other income (expense)	94	97	198	181

Income (loss) before taxes	1,906	(178)	(3,751)	371

Taxes	1,343	149	(750)	362

Net earnings (loss)	$563	$(327)	$(3,001)	$9

Basic net earnings (loss) per share	$0.02	$(0.01)	$(0.09)	$0.00

Diluted net earnings (loss) per share	$0.02	$(0.01)	$(0.09)	$0.00

Basic weighted average common shares outstanding	34,133	33,374	33,502	33,795

Diluted weighted average common shares outstanding	34,182	33,374	33,502	33,824

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$(3,001)	$9
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities:
Depreciation and amortization	6,942	6,870
(Gain) loss on disposal and impairment of assets	(86)	5,533
Expense (benefit) from changes in fair value of contingent consideration	(83)	966
Tax expense related to stock incentive plan transactions	116	194
Stock based compensation related to stock awards	1,278	1,342
Decrease (increase) in operating assets:
Accounts receivable	(5,160)	(10,001)
Inventories	(14,783)	(3,805)
Income taxes receivable	328	(3,889)
Other assets	993	208
Increase (decrease) in operating liabilities:
Accounts payable	9,917	8,443
Accrued warranty	1,371	460
Accrued customer rebates	(155)	569
Accrued compensation and related taxes	(1,013)	625
Deposits from customers	5,722	(1,352)
Other current liabilities and accrued expenses	(1,568)	145
Taxes on income	(737)	253
Total adjustments	3,082	6,561
Net cash provided by operating activities	81	6,570

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,045)	(9,647)
Proceeds from sale of property, plant and equipment	179	65
Proceeds from notes receivable	2,500	-
Net cash used in investing activities	(366)	(9,582)

Cash flows from financing activities:
Borrowings under credit facilities	-	2,891
Payments on credit facilities	-	(2,891)
Proceeds from long-term debt	138	-
Payments on long-term debt	(60)	(38)
Net proceeds (use of cash) from the exercise, vesting or cancellation of stock incentive awards	244	(51)
Cash paid related to tax impact of stock incentive plan transactions	(116)	(194)
Payment of dividends	(1,705)	(1,692)
Net cash used in financing activities	(1,499)	(1,975)

Net decrease in cash and cash equivalents	(1,784)	(4,987)
Cash and cash equivalents at beginning of period	21,748	31,677
Cash and cash equivalents at end of period	$19,964	$26,690

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Total Shareholders' Equity
Balance at December 31, 2012	33,862	$339	$72,873	$105,517	$178,729

Issuance of common stock and the tax impact of stock incentive plan transactions	120	1	127	-	128

Issuance of restricted stock, net of cancellation	134	1	(1)	-	-

Stock based compensation expense related to restricted stock	-	-	1,278	-	1,278

Dividends				(1,705)	(1,705)

Net loss	-	-	-	(3,001)	(3,001)

Balance at September 30, 2013	34,116	$341	$74,277	$100,811	$175,429

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

The Company has five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. In November, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC. Spartan-Gimaex Innovations, LLC will be reported as a consolidated subsidiary of Spartan Motors, Inc. There have been no significant financial transactions involving Spartan-Gimaex Innovations, LLC through September 30, 2013.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of September 30, 2013, the results of operations for the three and nine month periods ended September 30, 2013 and the cash flows for the nine month period ended September 30, 2013, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at September 30, 2013 and December 31, 2012.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

Recently issued accounting standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The Company does not believe that the adoption of the provisions of ASU 2013-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2013	December 31, 2012
Finished goods	$15,269	$15,276
Work in process	24,173	11,967
Raw materials and purchased components	45,608	43,404
Reserve for slow-moving inventory	(2,676)	(3,056)
	$82,374	$67,591

Included in the “Raw materials and purchased components” line item above at September 30, 2013 and December 31, 2012 are $1,830 and $9,626, for transitional engines purchased in preparation for the 2013 engine emissions change.

The Company has a number of demonstration units as part of its sales and training program. These demonstration units are included in the “Finished goods” line item above, and the net carrying amount was $9,654 and $9,653 at September 30, 2013 and December 31, 2012.

Work in process inventory increased from December 31, 2012 primarily due to an increase in production levels of emergency response vehicles and delivery and service vehicles that began late in the third quarter.

NOTE 3 – DEBT

Long-term debt consists of the following:

	September 30, 2013	December 31, 2012
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2)	--	--
Capital lease obligations	367	289
Total debt	5,367	5,289
Less current portion of long-term debt	(92)	(82)
Total long-term debt	$5,275	$5,207

(1)

The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $45,000 to be issued in $5,000 minimum increments. The interest rate is determined based on applicable rates at the time of issuance. The Company had $5,000 of private placement notes outstanding at September 30, 2013 and December 31, 2012 with Prudential Investment Management, Inc.

(2)

The Company’s primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time. The Company had no borrowings on this line at September 30, 2013 or December 31, 2012. General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of up to $65,000 at September 30, 2013, subject to certain leverage ratio and interest coverage ratio covenants. See Note 5, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program. The applicable borrowing rate including margin was 3.25% at September 30, 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The long-term debt is due as follows:

2013	$30
2014	76
2015	59
2016	5,062
2017	65
Thereafter	75
$5,367

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions, which limited the Company’s available borrowings under its line of credit to a total of approximately $20,500 at September 30, 2013. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At September 30, 2013 and December 31, 2012, the Company was in compliance with all debt covenants.

NOTE 4 – RESTRUCTURING

There were no restructuring charges recorded during the nine months ended September 30, 2013.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Restructuring charges included in the Condensed Consolidated Statements of Operations for the nine months ended September 30, 2012 are as follows:

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

As a result of the then planned move of the delivery and service vehicles operations to Bristol, Indiana, the Company classified certain buildings and related machinery and equipment within its Wakarusa, Indiana facility as held for sale. During the nine months ended September 30, 2012, the buildings and machinery and equipment were adjusted to their then current fair values less cost to sell, as determined by a market appraisal completed in March of 2012, resulting in impairment charges of $4,525. On December 31, 2012, the Company completed the sale of certain buildings and the associated land at its Wakarusa, Indiana facility. At September 30, 2013 and December 31, 2012, one building at the Wakarusa, Indiana facility was recorded as held-for-sale at its estimated selling price less costs to sell within Assets held for sale on the Condensed Consolidated Balance Sheets.

The following table provides a summary of the outstanding balances to be paid out in relation to compensation related restructuring charges previously incurred:

Severance
Balance as of Jan 1, 2013	$630

Accrual for severance	-

Payments and adjustments made in period	(379)

Balance as of March 31, 2013	251

Accrual for severance	-

Payments and adjustments made in period	(140)

Balance as of June 30,2013	111

Accrual for severance	-

Payments and adjustments made in period	(106)

Balance as of September 30,2013	$5

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $10,000. The balance of letters of credit outstanding was $3,509 at September 30, 2013 and $200 at December 31, 2012, related to the Company’s workers compensation insurance and certain emergency response vehicle body contracts.

At September 30, 2013, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster. As a result of this agreement, there was $2,199 and $3,718 outstanding on the Company’s revolving credit line at September 30, 2013 and December 31, 2012. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets. See Note 3 Debt for further information on the Company’s revolving line of credit.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through September 30, 2013, the Company has made earn-out payments totaling $3,820, leaving an aggregate maximum amount of future payments of $3,180 as of September 30, 2013. The Company has recorded a contingent liability for the estimated fair value of the future consideration of $1,904 based upon the likelihood of the payments, discounted to September 30, 2013. The contingent liability includes credits of $217 and $82 for the three and nine months ended September 30, 2013, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations. The credits are a result of adjustments recorded in the third quarter to reduce the liability to its anticipated fair value at September 30, 2013. Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

In April, 2013, management determined that a recall related to certain of the Company’s motor home chassis would be necessary. While the exact impact of the recall has not yet been determined, the Company believes the cost of the recall will be between $1,000 and $2,500. In accordance with accounting guidance, an accrual of $1,000 was recorded during the nine month period ended September 30, 2013, which is reflected within Cost of products sold in the Condensed Consolidated Statement of Operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Changes in the Company’s warranty liability during the nine months ended September 30, 2013 and 2012 were as follows:

	2013	2012
Balance of accrued warranty at January 1	$6,062	$5,802
Warranties issued during the period	2,671	3,020
Cash settlements made during the period	(3,352)	(3,452)
Changes in liability for pre-existing warranties during the period, including expirations	2,052	892
Balance of accrued warranty at September 30	$7,433	$6,262

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Basic weighted average common shares outstanding	34,133	33,374	33,502	33,795

Effect of dilutive stock options	49	-	-	29
Diluted weighted average common shares outstanding	34,182	33,374	33,502	33,824

Anti-dilutive stock awards:

Restricted stock	-	642	544	-
Stock options	-	239	40	231
	-	881	584	231

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (stock option awards) weighted average common shares outstanding. Although these stock awards were not included in the Company’s calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock is at a sufficient level or the Company reports net income.

NOTE 7 - BUSINESS SEGMENTS

The Company’s operations are managed through three operating segments based on product: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles. The reportable segments have been identified based on the financial data utilized by the Company’s chief operating decision maker to assess segment performance and allocate resources among the operating units.

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

Three Months Ended September 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated
Emergency Response Chassis Sales	$18,675	$-	$-	$-	$18,675
Emergency Response Body Sales	24,227	-	-	-	24,227
Delivery and Service Vehicle Sales	-	49,453	-	-	49,453
Motorhome Chassis Sales	-	-	21,126	-	21,126
Other Specialty Vehicles Sales	-	-	1,769	-	1,769
Aftermarket Parts and Assemblies Sales	-	5,476	5,348	-	10,824

Total Sales	$42,902	$54,929	$28,243	$-	$126,074

Depreciation and Amortization Expense	$347	$1,062	$361	$621	$2,391
Operating Income (Loss)	$726	$1,276	$1,613	$(1,803)	$1,812
Segment Assets	$79,840	$81,728	$29,750	$64,594	$255,912

Three Months Ended September 30, 2012

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated
Emergency Response Chassis Sales	$19,772	$-	$-	$-	$19,772
Emergency Response Body Sales	20,118	-	-	-	20,118
Delivery and Service Vehicle Sales	-	40,329	-	-	40,329
Motorhome Chassis Sales	-	-	17,129	-	17,129
Other Specialty Vehicles Sales	-	-	1,279	-	1,279
Aftermarket Parts and Assemblies Sales	-	8,696	5,534	-	14,230

Total Sales	$39,890	$49,025	$23,942	$-	$112,857

Depreciation and Amortization Expense	$396	$688	$473	$672	$2,229
Operating Income (Loss)	$89	$600	$504	$(1,468)	$(275)
Segment Assets	$71,798	$85,118	$24,483	$77,107	$258,506

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Nine Months Ended September 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated
Emergency Response Chassis Sales	$61,836	$-	$-	$-	$61,836
Emergency Response Body Sales	59,797	-	-	-	59,797
Delivery and Service Vehicle Sales	-	114,274	-	-	114,274
Motorhome Chassis Sales	-	-	61,902	-	61,902
Other Specialty Vehicles Sales	-	-	8,525	-	8,525
Aftermarket Parts and Assemblies Sales	-	16,723	20,027	-	36,750

Total Sales	$121,633	$130,997	$90,454	$-	$343,084

Depreciation and Amortization Expense	$1,083	$2,714	$1,187	$1,958	$6,942
Operating Income (Loss)	$(1,398)	$(4,334)	$6,841	$(5,058)	$(3,949)
Segment Assets	$79,840	$81,728	$29,750	$64,594	$255,912

Nine Months Ended September 30, 2012

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Vehicles	Other	Consolidated
Emergency Response Chassis Sales	$62,278	$-	$-	$-	$62,278
Emergency Response Body Sales	55,111	-	-	-	55,111
Delivery and Service Vehicle Sales	-	103,757	-	-	103,757
Motorhome Chassis Sales	-	-	51,715	-	51,715
Other Specialty Vehicles Sales	-	-	6,410	-	6,410
Aftermarket Parts and Assemblies Sales	-	51,867	14,949	-	66,816

Total Sales	$117,389	$155,624	$73,074	$-	$346,087

Depreciation and Amortization Expense	$1,320	$2,025	$1,504	$2,021	$6,870
Operating Income (Loss)	$(3,256)	$8,157	$994	$(5,705)	$190
Segment Assets	$71,798	$85,118	$24,483	$77,107	$258,506

NOTE 8 - TAXES

The Company’s effective tax rate was 70.5% and 20.0% for the three and nine months ended September 30, 2013.

The Company recorded income tax expense of $1,343 during the three months ended September 30, 2013, which included Q3 2013 income tax expense of $381, or 20.0% of the quarter’s pre-tax income, and a year-to-date adjustment of $962 to increase the tax provision for the first half of 2013 to the Company’s current estimated effective tax rate of 20.0%.

The Company’s effective tax rate was (83.7)% and 97.6% for the three and nine months ended September 30, 2012. The effective tax rate for the three and nine months ended September 30, 2012 was unfavorably affected by an increase in the reserves for uncertain tax liabilities, in accordance with ASC Topic 740 “Income Taxes”, in the amount of $218 as a result of a state court ruling that occurred in the third quarter of 2012. This event was not normal or recurring in nature, and as such was a discrete event for tax purposes, with the entire impact of the uncertain tax position taken into account in the third quarter of 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, specialty vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. In November, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC. Spartan-Gimaex Innovations, LLC will be reported as a consolidated subsidiary of Spartan Motors, Inc. There have been no significant financial transactions involving Spartan-Gimaex Innovations, LLC during the nine months ended September 30, 2013. Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

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

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of specialty vehicle products. We have an innovative team focused on building lasting relationships with our customers. This is accomplished by striving to deliver premium specialty vehicles, vehicle components, and services that inspire customer loyalty. Our diversification across several sectors creates numerous opportunities while reducing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Executive Overview

We reported sales of $126.1 million in the third quarter of 2013, an increase of 11.7% from the $112.9 million in sales we reported in the third quarter of 2012, as a result of unit volume increases in all of our segments. Our gross profit in the third quarter of 2013 was $16.1 million or 12.8% of sales, a 23.8% increase from the $13.0 million and 11.5% of sales we reported in the same period of 2012. The increase in gross profit was primarily due to the higher sales volumes recorded in the third quarter of 2013 compared to the same period in 2012, along with the absence of restructuring charges in 2013 compared to the $1.5 million recorded in 2012. Net earnings increased by $0.9 million, to $0.6 million, or $0.02 per share for the three months ended September 30, 2013, compared to a net loss of $0.3 million, or $0.01 per share for the same period in 2012, which included restructuring charges with an after tax impact of $1.0 million or $0.03 per share.

Our Specialty Vehicles segment posted stronger sales in the third quarter of 2013 with an increase of $4.3 million, or 18.0% compared to the third quarter of 2012. Our Delivery and Service Vehicles segment sales increased by $5.9 million, or 12.0%, while our Emergency Response Vehicles segment sales increased by $3.0 million, or 7.5% in the third quarter of 2013 compared with the same period in 2012.

Our overall backlog increased by 37.8% to $231.9 million at September 30, 2013 compared to $168.3 million at September 30, 2012, which reflects strong order intake during the first nine months of 2013 across all of our segments.

As of September 30, 2013 we had $20.0 million in cash. We did not borrow against our revolving credit facility during the nine months ended September 30, 2013.

We expect the fourth quarter of 2013 operating income to be comparable to that reported for the third quarter. A slowdown in orders for certain commercial delivery and service vehicles that began in the third quarter of 2013 is expected to negatively impact sales and net income results for the fourth quarter. We expect to record a modest net loss for full year 2013, mainly due to the Bristol move and start-up costs incurred in the first quarter.

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

●

Our joint venture with Gimaex. This 50/50 JV will leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies, and will encompass technology sharing, joint product development, commercial agreements and additional purchasing leverage, enabling both companies to amass a true global presence.

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

●

The recently unveiled refrigerator and freezer configurations for Utilimaster’s truck bodies. Utilimaster can up fit nearly any van or truck by installing an insulated liner that is completely seamless and tough enough to support forklift traffic, while integrating customized shelving and cargo containment.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Sales	100.0	100.0	100.0	100.0
Cost of products sold	87.2	87.1	88.9	85.2
Restructuring charge	-	1.4	-	1.7
Gross profit	12.8	11.5	11.1	13.1
Operating expenses:
Research and development	2.2	2.6	2.5	2.9
Selling, general and administrative	9.2	9.1	9.8	9.6
Restructuring charge	-	0.1	-	0.6
Operating income (loss)	1.4	(0.3)	(1.2)	0.0
Other income (expense), net	0.1	0.1	0.1	0.1
Income (loss) before taxes	1.5	(0.2)	(1.1)	0.1
Taxes	1.1	0.1	(0.2)	0.1
Net earnings (loss)	0.4	(0.3)	(0.9)	0.0

Quarter Ended September 30, 2013 Compared to the Quarter Ended September 30, 2012

Sales

For the three months ended September 30, 2013, we reported consolidated sales of $126.1 million, an increase of $13.2 million or 11.7% compared to $112.9 million reported for the same quarter in 2012. These results reflect sales increases in all of our segments. Please see the segment analyses below for more information on our sales for the quarters ended September 30, 2013 and 2012.

Cost of Products Sold

Cost of products sold was $109.9 million in the third quarter of 2013 compared to $99.9 million in 2012, an increase of $10.0 million or 10.0%. This increase was driven by the higher overall sales levels experienced in 2013, partially offset by the $1.5 million of restructuring charges incurred in the third quarter of 2012 that did not recur in 2013. As a percentage of sales, cost of products sold decreased to 87.2% in the third quarter of 2013, compared to 88.5% in the third quarter of 2012, which was mainly due to the absence of restructuring charges in 2013, compared to the $1.5 million, or 1.4% of sales, incurred in the third quarter of 2012.

Gross Profit

Gross profit increased by $3.1 million, or 23.8%, to $16.1 million for the quarter ended September 30, 2013 from $13.0 million for the same period in 2012. Approximately $1.6 million of this increase is due to the overall increase in unit sales volumes in the third quarter of 2013 compared to the same time period in 2012. The remaining increase was due to the absence of restructuring charges in 2013, compared to the $1.5 million incurred in the same period of 2012.

Gross margin increased to 12.8% in 2013 from 11.5% in 2012, primarily due to the absence of restructuring charges in 2013.

Operating Expenses

Operating expenses increased by $1.1 million or 8.3% to $14.3 million for the quarter ended September 30, 2013, compared to $13.2 million for the same period in 2012. Selling, general and administrative expenses increased by $1.4 million, mainly due to higher selling expense, driven by the higher sales volumes experienced in 2013. Partially offsetting this increase were decreases of $0.2 million in R&D expense, primarily due to lower engineering spending on the Reach delivery vehicle, and $0.1 million due to the absence of restructuring charges in 2013.

Taxes

Our effective income tax rate was 70.5% in the third quarter of 2013, compared to (83.7)% in the third quarter of 2012. Our effective income tax rate in the third quarter of 2013 was impacted by an adjustment recorded in the quarter to increase our tax provision as a result of a change in our expectations for our full year financial performance. We recorded income tax expense of $1.3 million during the three months ended September 30, 2013, which included Q3 2013 income tax expense of $0.4 million, or 20.0% of the quarter’s pre-tax income, and a year-to-date adjustment of $0.9 million to decrease the tax benefit recorded for the first half of 2013 to the Company’s current estimated effective tax rate of 20.0%.

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

Order Backlog

At September 30, 2013, we had $231.9 million in backlog compared to $168.3 million at September 30, 2012, an increase of $63.6 million or 37.8%. This increase is mainly attributable to a $33.8 million increase in our emergency response vehicles backlog due to continued strong order intake, domestically and from outside North America, and a $22.5 million increase in our delivery and service vehicles backlog, driven by orders received for our Reach delivery van. Also contributing was a $7.3 million increase in our specialty vehicles backlog due to strong order intake for our motor home chassis in 2013. Intercompany orders are eliminated from the backlog dollars presented. We anticipate filling our current backlog orders by August, 2014.

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

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Sales

For the nine months ended September 30, 2013, we recorded sales of $343.1 million, a decrease of $3.0 million or 0.9% from the $346.1 million that we recorded for the same period of 2012. This decrease was driven by a $24.6 million revenue decrease in our Delivery and Service Vehicles segment, largely as a result of lower aftermarket parts and assemblies, which was partially offset by increases in our Specialty Vehicles and Emergency Response Vehicles segments. Please see the segment analyses below for further information on our sales for the nine months ended September 30, 2013 and 2012.

Cost of Products Sold

Cost of products sold was $305.0 million for the nine months ended September 30, 2013, compared to $300.6 million for the same period in 2012, an increase of $4.4 million or 1.5%. This increase was driven by the increased sales levels in our Specialty Vehicles and Emergency Response Vehicles segments in 2013, which contributed approximately $12.1 million and $2.1 million, respectively, to the increase. These increases were partially offset by the absence of restructuring charges in the nine months ended September 30, 2013 compared to the $5.8 million recorded in the same period of 2012, along with a decrease in our Delivery and Service Vehicles segment of $4.0 million, which was driven by change in sales mix as a result of lower aftermarket parts and assemblies sales and higher sales of vehicles in 2013. As a percentage of sales, cost of products sold increased to 88.9% in the nine months ended September 30, 2013, an increase of 200 basis points compared to 86.9% in the same period of 2012. This increase is mainly attributable to the impact of the reduced aftermarket parts and assemblies sales in our Delivery and Service Vehicles segment, which more than offset a 170 basis point decrease from the lack of restructuring charges in 2013.

Gross Profit

Gross profit decreased by $7.4 million, or 16.3%, to $38.1 million for the nine months ended September 30, 2013 from $45.5 million for the same period in 2012. Approximately $20.6 million of the decrease is attributable to our Delivery and Service Vehicles segment, mainly as a result of the lower aftermarket parts and assemblies sales. This decrease was partially offset by an increase of $2.1 million in our Emergency Response Vehicles segment due to higher unit volume and favorable pricing in 2013, a $5.3 million increase in our Specialty Vehicles segment driven by higher unit volume, and a $5.8 million restructuring charge incurred in 2012, which did not recur in 2013. Gross margin decreased to 11.1% from 13.1% over the same time period. This 200 basis points decrease was mainly due to the impact of the lower delivery and service vehicle-related aftermarket parts and assemblies sales, which was partially offset by the 170 basis point impact of restructuring charges incurred in 2012 that did not recur in 2013.

Operating Expenses

Operating expenses decreased by $3.2 million or 7.1% to $42.1 million for the nine months ended September 30, 2013, compared to $45.3 million for the same period in 2012. Research and development expense decreased by $1.5 million, mainly as a result of lower spending on the Spartan Advanced Protection System, which went into production in the third quarter of 2012. Selling, general and administrative expense increased by $0.2 million, driven by increased selling expense associated with the higher unit sales volumes in our Emergency Response Vehicles and Specialty Vehicles segments. In addition, we recorded $2.0 million of restructuring charges during the nine months ended September 30, 2012, which did not recur in 2013.

Taxes

Our effective income tax rate was 20.0% for the nine months ended September 30, 2013, compared to 97.6% for the same period of 2012. Our effective rate for the nine months ended September 30, 2013 differs from the statutory rate mainly due to the impact of provisions for state income tax expense that partially offset a tax benefit expected for the year due to a projected loss for 2013.

Our effective income tax rate for the nine months ended September 30, 2012 was unfavorably impacted by a $0.2 million increase in our reserve for uncertain tax liabilities as a result of a state court ruling that occurred in the third quarter of 2012.

Net Earnings

We recorded a net loss of $3.0 million, or $0.09 per share, for the nine months ended September 30, 2013, a decrease of $3.0 million compared to net earnings at break even for the same period in 2012. This decrease was primarily due to the lower delivery and service vehicles related aftermarket parts and assemblies sales experienced in 2013, which was partially offset by the absence of restructuring charges with an after-tax impact of $4.7 million recorded in the nine months ended September 30, 2012, which did not recur in 2013.

Our Segments

We manage our operations through three operating segments based on product: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Vehicles. Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the Spartan ERV operations. Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations and our Specialty Vehicles segment is comprised of the motorhome, defense and other specialty vehicle operations and the related aftermarket parts and assemblies sales of Spartan Chassis. The reportable segments have been identified based on the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. For certain financial information related to each segment, see Note 7 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Sales	$42,902	100.00%	$39,890	100.00%

Operating income	726	1.7%	89	0.2%

Segment assets	79,840		71,798

	Nine Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Sales	$121,633	100.00%	$117,389	100.00%

Operating loss	(1,398)	-1.1%	(3,256)	-2.8%

Segment assets	79,840		71,798

Comparison of the Three Month Periods Ended September 30, 2013 and 2012

Sales

Sales in our Emergency Response Vehicles segment increased by $3.0 million, or 7.5% to $42.9 million in the third quarter of 2013 compared to $39.9 million for the same period of 2012. Sales of emergency response chassis decreased by $1.1 million, with $3.0 million of the decrease due to lower unit volume, partially offset by a $1.9 million increase due to more favorable mix and pricing. Sales of emergency response vehicles (chassis, body and apparatus) increased by $4.1 million, mainly due to a more favorable product mix, with $0.3 million of the increase due to more favorable pricing.

Operating Income

Operating income for our Emergency Response Vehicles segment increased by $0.6 million to $0.7 million in the third quarter of 2013 compared to $0.1 million in the third quarter of 2012, driven by improving margins as a result of pricing and content changes in our chassis and complete vehicles.

Comparison of the Nine Month Periods Ended September 30, 2013 and 2012

Sales

Sales in our Emergency Response Vehicles segment for the nine months ended September 30, 2013 increased by $4.2 million, or 3.6% to $121.6 million compared to $117.4 million for the same period in 2012. Sales of emergency response vehicles (chassis, body and apparatus) increased by $4.7 million, while sales of emergency response chassis decreased by $0.4 million in 2013 compared to 2012. $2.7 million of the increase in emergency response vehicles sales was due to higher unit volumes, $1.1 million of the increase was due to more favorable product mix in 2013 and $0.9 million of the increase was due to more favorable pricing in 2013 compared to 2012. The decrease in emergency response chassis sales was due to a $4.7 million decrease as a result of lower unit volumes in the nine months ended September 30, 2013, which was partially offset by a $4.3 million increase due to more favorable pricing and mix in 2013 compared to 2012.

Operating Income

Operating loss for our Emergency Response Vehicles segment decreased by $1.9 million, or 57.6% to $1.4 million for the nine months ended September 30, 2013 compared to an operating loss of $3.3 million for the same period in 2012, driven by improving margins as a result of pricing and content changes in our chassis and complete vehicles.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Sales	$54,929	100.0%	$49,025	100.0%

Operating income	1,276	2.3%	600	1.2%

Segment assets	81,728		85,118

	Nine Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Sales	$130,997	100.0%	$155,624	100.0%

Operating income (loss)	(4,334)	(3.3)%	8,157	5.2%

Segment assets	81,728		85,118

Comparison of the Three Month Periods Ended September 30, 2013 and 2012

Sales

Sales for the third quarter of 2013 in our Delivery and Service Vehicles segment increased by $5.9 million or 12.0% to $54.9 million compared to $49.0 million for the third quarter of 2012. This change is attributable to an increase of $8.9 million in vehicle sales driven by higher unit volume sales in walk-in vans in the third quarter of 2013 compared to the third quarter of 2012. Partially offsetting this increase was a decrease of $3.0 million in aftermarket parts and assemblies sales in the third quarter of 2013 compared to 2012. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2013 to the same period of 2012.

Operating Income

Operating income in our Delivery and Service Vehicles segment for the third quarter of 2013 increased by $0.7 million, or 116.7%, to $1.3 million, compared to $0.6 million for the same period of 2012. $0.6 million of this increase was due to the higher sales volumes experienced in the third quarter of 2013, along with the absence of the $1.5 million of restructuring charges incurred in the third quarter of 2012, which did not recur in 2013. Partially offsetting these increases was a decrease of $1.5 million as a result of a less favorable mix of products sold in the third quarter of 2013 compared to the same period in 2012.

Comparison of the Nine Month Periods Ended September 30, 2013 and 2012

Sales

Sales for the nine months ended September 30, 2013 decreased by $24.6 million or 15.8% to $131.0 million compared to $155.6 for the same period of 2012. A decrease in aftermarket parts and assemblies sales, primarily keyless entry systems, of $35.0 million in the nine months ended September 30, 2013 was partially offset by a $10.4 million increase in vehicle sales.

Operating Income

Operating income decreased by $12.5 million to an operating loss of $4.3 million in the nine months ended September 30, 2013 compared to operating income of $8.2 million in the same period of 2012. $14.0 million of this decrease was attributable to the decrease in aftermarket parts and assemblies sales, while $6.0 million of the decrease is attributable to material sourcing issues and labor and overhead inefficiencies related to the launch of production at our Bristol, Indiana facility. These decreases were partially offset by the lack of restructuring charges in 2013 compared to the $6.8 million incurred in 2012, along with a $1.0 million decrease in the expense recorded for the provision for earn-out payments related to our purchase of Utilimaster.

Specialty Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Sales	$28,243	100.0%	$23,942	100.0%

Operating Income	1,613	5.7%	504	2.1%

Segment assets	29,750		24,483

	Nine Months Ended September 30,
	2013		2012
	Amount	%	Amount	%
Sales	$90,454	100.0%	$73,074	100.0%

Operating Income	6,841	7.6%	994	1.4%

Segment assets	29,750		24,483

Comparison of the Three Month Periods Ended September 30, 2013 and 2012

Sales

Sales for the third quarter of 2013 in our Specialty Vehicles segment increased by $4.3 million or 18.0% to $28.2 million compared to $23.9 million for the third quarter of 2012, primarily due to increased motor home chassis sales as a result of the strong performance in the market of our MG and K3 model chassis. There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2013 to the third quarter of 2012.

Operating Income

Operating income for our Specialty Vehicles segment for the third quarter of 2013 increased by $1.1 million or 220.0% to $1.6 million, compared to $0.5 million for the same period of 2012. $0.9 million of this increase is attributable to more favorable overhead absorption due to higher sales and production volumes in motor home chassis and other specialty vehicles, while $0.5 million was due to an increase in gross profit as a result of a more favorable mix in sales of aftermarket parts and assemblies in the third quarter of 2013 compared to the third quarter of 2012. A $0.4 million increase in operating expense in the third quarter of 2013 related to the higher sales volumes and work on emissions related engineering projects partially offset the above increases in operating income.

Comparison of the Nine Month Periods Ended September 30, 2013 and 2012

Sales

Sales for the first nine months of 2013 in our Specialty Vehicles segment increased by $17.4 million or 23.8% to $90.5 million compared to $73.1 million for the first nine months of 2012. This increase was due to a $10.1 million increase in motor home chassis sales as a result of strong performance in the market of our MG and K3 model chassis, along with a $5.0 million increase in defense related aftermarket parts and assemblies sales, and a $2.3 million increase in sales of other specialty vehicles driven by the fulfillment of orders for defense-related vehicles received in 2012.

Operating Income

Operating income in our Specialty Vehicles segment increased by $5.8 million or 580.0% to $6.8 million in the nine months ended September 30, 2013 compared to $1.0 million in the same period of 2012. Higher unit sales levels and favorable product mix of aftermarket parts and assemblies accounted for $3.5 million of the operating income increase, while higher sales of motor home chassis and other specialty vehicles contributed $2.8 million to the increase. A decrease in restructuring related charges in 2013 compared to 2012 accounted for $0.5 million of the increase. A $1.0 million accrual for a motor home chassis-related recall recorded in the nine months ended September 30, 2013 partially offset the above increases. There were no changes in pricing of products sold by our Specialty Vehicles segment that had a significant impact on our financial statements when comparing the nine months ended September 30, 2013 to same period in 2012.

Financial Condition

Balance Sheet at September 30, 2013 compared to December 31, 2012

Cash decreased by $1.7 million, or 7.8%, to $20.0 million at September 30, 2013 from $21.7 million at December 31, 2012. Cash provided by operations was $0.1 million for the year to date. Net cash used in investing activities was $0.4 million, with purchases of property, plant, and equipment of $3.0 million being largely offset by the collection of $2.5 million on a note receivable related to the sale of our Wakarusa, Indiana facilities on December 31, 2012. Net cash used in financing activities was $1.5 million, primarily for the payment of the semi-annual dividend in June.

Accounts receivable increased by $5.2 million, or 11.0%, to $52.3 million at September 30, 2013, compared to $47.1 million at December 31, 2012. The increase is mainly attributable to higher sales levels experienced in September 2013 as compared to those in December 2012. Days sales outstanding decreased by 1 day to 35 days for the quarter ended September 30, 2013 compared to 36 days for the quarter ended December 31, 2012 due to a lower average accounts receivable balance and higher average sales during the third quarter of 2013 compared to the fourth quarter of 2012.

Inventory increased by $14.8 million or 21.9% to $82.4 million at September 30, 2013 compared to $67.6 million at December 31, 2012. This increase is primarily due to an increase in work-in-process inventory as a result of an increase in production levels of emergency response vehicles and delivery and service vehicles that began late in the third quarter. These higher production levels are expected to continue into the fourth quarter. Days inventory outstanding increased to 66 days at September 30, 2013, compared to 60 days at December 31, 2012, due to higher average inventory levels during the third quarter of 2013 compared to the fourth quarter of 2012.

Property, plant and equipment decreased by $3.2 million or 5.4%, to $55.9 million at September 30, 2013 compared to $59.1 million at December 31, 2012, mainly due to the depreciation of assets placed in service being greater than the purchases of new property, plant and equipment.

Other current assets decreased by $3.5 million, or 58.3%, to $2.5 million at September 30, 2013 compared to $6.0 million at December 31, 2012, mainly due to payments received on notes receivable related to the sale of the Wakarusa, Indiana facility.

Accounts payable increased by $9.9 million, or 43.0%, to $32.9 million at September 30, 2013 compared to $23.0 million at December 31, 2012 due to increases associated with inventory and timing of vendor payments.

Accrued warranty increased by $1.3 million or 21.3% to $7.4 million at September 30, 2013 compared to $6.1 million at December 31, 2012 due to a $1.0 million Specialty Vehicles segment recall related accrual.

Accrued compensation and related taxes decreased $1.0 million, or 13.0%, to $6.7 million at September 30, 2013 compared to $7.7 million at December 31, 2012 due to the payment of incentive compensation accrued at year end.

Deposits from customers increased $5.7 million, or 89.1%, to $12.1 million at September 30, 2013 from $6.4 million at December 31, 2012, driven by the increase in orders received for emergency response vehicles in 2013. Deposits on these orders are at the option of the customer and the aggregate totals may increase or decrease depending on the number of customers that choose to make deposits at any given time.

Other current liabilities and accrued expenses decreased by $1.7 million, or 21.0% to $6.4 million at September 30, 2013 compared to $8.1 million at December 31, 2012, mainly due to the payment of certain earn-out payments associated with our 2009 acquisition of Utilimaster.

LIQUIDITY AND CAPITAL RESOURCES

Through September 30, 2013, cash and cash equivalents decreased by $1.7 million to a balance of $20.0 million compared to $21.7 million at December 31, 2012. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Operating Cash Flows

For the nine months ended September 30, 2013, we generated $6.5 million less cash from operations than in the nine months ended September 30, 2012.  The decrease in cash generated in 2013 compared to 2012 was due to a $3.0 million decrease in net income along with a decrease of $6.7 million in non-cash add backs, mainly the loss on impairment and disposal of assets related to the sale of our Wakarusa, Indiana facility. Partially offsetting these cash decreases was a $3.2 million increase in cash provided by operations as a result of favorable changes in balance sheet items in 2013 compared to 2012.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine months ended September 30,2013.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Investing Cash Flows

For the nine months ended September 30, 2013 we used $9.2 million less cash in investing activities, as a result of the collection of $2.5 million on a note receivable related to the December 31, 2012 sale of our Wakarusa, Indiana facilities, and a decrease of $6.6 million in purchases of operating equipment following the relocation of the Delivery and Service Vehicle operations to Bristol, Indiana that began in 2012.

For the remainder of 2013, we expect to incur total capital expenditures of $1.0 million to $2.0 million, including spending for our ERP system implementation and replacement and upgrades of machinery and equipment used in operations.

Financing Cash Flows

For the nine months ended September 30, 2013, net cash used in financing activities was comparable with that used in the nine months ended September 30, 2012.

Working Capital
(In thousands)
	September 30, 2013	December 31, 2012	Change

Current assets	$166,861	$152,523	$14,338

Current liabilities	67,849	53,690	14,159

Working capital	$99,012	$98,833	$179

The increase in our working capital at September 30, 2013 from December 31, 2012, was driven by the increase in accounts receivable, inventory, and other current assets, which were largely offset by increases in account payable and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the changes in these working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations that become due through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in the subsidiaries’ expected performance, resulting in a balance of $1.9 million at September 30, 2013, including $1.2 million classified as current and $0.7 million classified as long term, based upon the likelihood of the payments, discounted to the reporting date. During 2012 and the nine months ended September 30, 2013 we made payments totaling $3.8 million, leaving an aggregate maximum amount of future payments of $3.2 million. During the fourth quarter of 2013 we expect to make an additional $1.0 million payment as the result of achieving targeted sales levels for the Reach commercial van. We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Warranty

In April, 2013, we determined that a recall related to certain of our motor home chassis would be necessary. While we have not yet determined the exact impact of the recall, we believe the cost of the recall will be between $1.0 million and $2.5 million. In accordance with accounting guidance, we accrued $1.0 million during the nine months ended September 30,2013, which is reflected within Cost of products sold in the Condensed Consolidated Statement of Operations appearing in Item 1 of this Form 10-Q. We expect to make a final determination regarding the extent and estimated cost of the recall by December 31, 2013.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years. See Note 3, Debt, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details related to formulaic limitations on borrowings under the agreement. Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions. Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. The credit facility matures on December 16, 2016. We had no drawings against this credit line as of September 30, 2013. During the period ended September 30, 2013 our revolving credit facility was utilized, and will continue to be utilized in future periods, to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company. This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us. See Note 5, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at September 30, 2013 and December 31, 2012.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At September 30, 2013, we were in compliance with all debt covenants, and, based on our current outlook for the remainder of 2013, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.4 million as of September 30, 2013 due and payable over the next seven years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through September 30, 2013, no shares were repurchased under this authorization.

Dividends

On October 24, 2013 our Board of Directors declared a semi-annual dividend of $0.05 per share of common stock, payable on December 19, 2013 to shareholders of record on November 14, 2013.

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

The date of our most recently completed annual impairment testing was October 1, 2012. For the goodwill impairment testing for our Emergency Response Vehicles and our Delivery and Service Vehicles reporting units we performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). Based on the results of the first step of our two-step impairment test we determined that the fair value of both reporting units exceeded their carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We completed our most recent annual impairment testing for our indefinite-lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, as of October 1, 2012 by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. Based on the results of our impairment testing, we determined that the fair value of our indefinite-lived intangible assets exceeded their carrying cost at October 1, 2012, and accordingly, there was no impairment at the annual testing date.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30,2013, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2013. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through September 30, 2013 no shares were repurchased under this authorization.

During the quarter ended September 30, 2013 there were 18,109 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	--	$--	--	1,000,000
August 1 to August 31	18,109	$5.80	--	1,000,000
September 1 to September 30	--	$--	--	1,000,000
Total	18,109	$5.80	--	1,000,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 7, 2013	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

 EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document