Form 10-K
period 2013-12-31
SPARTAN MOTORS INC
filed 2014-03-13
CIK 743238

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

 Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter: $200,165,585.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2013: 34,206,668 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 21, 2014 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, are incorporated by reference in Part III.

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

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc. located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Wakarusa and Bristol, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. We are also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc. Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Classic Fire engineers and manufactures fire trucks that are built on commercial chassis and offered at a lower price point for use as brush trucks, urban interface, tankers and smaller rescues. Spartan-Gimaex is a 50/50 joint venture that was formed to leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies to enable technology sharing, joint product development, commercial agreements and additional purchasing leverage, with the goal of enabling both companies to amass a true global presence in the emergency response vehicle market. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Our diversification across several sectors provides numerous opportunities while minimizing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. For certain financial information related to each segment, see Note 15, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

 Emergency Response Vehicles

Our Emergency Response Vehicles segment consists of the operations of our Crimson, Crimson Aerials, Classic Fire and Spartan-Gimaex subsidiaries (together “Spartan ERV”) and the emergency response chassis operations of our Spartan Chassis subsidiary. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment. Spartan ERV specializes in the manufacture of aerial ladders and emergency response vehicle bodies which are mounted on custom chassis from Spartan Chassis, commercial chassis or other custom chassis. The emergency response chassis operations of Spartan Chassis designs and manufactures custom chassis for emergency response vehicles. Sales from the Emergency Response Vehicles segment represented 35.2%, 34.5% and 36.3% of our consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. Spartan Motors markets its emergency response vehicles throughout the U.S. and Canada, as well as in select markets in South America and Asia. The Emergency Response Vehicles segment employed approximately 700 associates in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Ocala, Florida as of January 31, 2014, approximately 175 of which were contracted employees.

Emergency Response Chassis

We custom manufacture emergency response chassis in response to customer specifications through our Spartan Chassis subsidiary. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized. Spartan Chassis has four fire truck models within this product line: (1) the “Gladiator” chassis; (2) the “Metro Star” chassis; (3) the “Metro Star X” chassis and (4) the “Metro Star RT” (rescue transport).

Spartan Chassis strives to develop innovative engineering solutions to meet customer requirements, and designs new products anticipating the future needs of the marketplace. New vehicle systems and components are regularly introduced by Spartan Chassis that incrementally improve the level of product performance, reliability, and safety for vehicle occupants. Spartan Chassis monitors the availability of new technology and works closely with its component manufacturers to apply new technology to its products.

Over the past few years, Spartan Chassis has introduced innovations on our emergency response chassis such as:  heated roll down side glass; optimized engine tunnel; a new Angle of Approach (AoA) chassis that exceeds all NFPA angle-of-approach and departure standards with its 19-degree approach angle; and the Advanced Protection System (APS), an unequaled occupant restraint system which includes additional airbag positions and intelligent seats providing best-in-class protection against frontal impact, rollover, side impact and occupant ejection.

Emergency Response Bodies

We engineer and manufacture bodies for custom and commercial emergency response vehicles and apparatus through our Crimson, Classic Fire and Spartan-Gimaex subsidiaries. These subsidiaries market products through a network of dealers throughout North America, and in select markets in South America and Asia under the Spartan ERV brand. The Spartan ERV product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Spartan ERV is recognized in the industry for its innovative design and engineering, with signature features such as Tubular Stainless Steel body structure (known as the Tri-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels that are designed to offer the safety, reliability and durability that firefighters need to get the job done. Spartan ERV’s product lines also include an array of lower price point apparatus built on commercial chassis such as brush trucks, urban interface rescue vehicles and tankers.

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

Delivery and Service Vehicles

We manufacture delivery and service vehicles through our Utilimaster subsidiary, which was acquired on November 30, 2009. Utilimaster, which was established in 1973, designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and assemblies. The majority of its revenues are from walk-in vans sold to customers in the delivery and service market. Its remaining revenues are attributable to commercial truck bodies, along with aftermarket parts and assemblies. Sales from the Delivery and Service Vehicles segment represented 38.2%, 44.2% and 38.9% of our consolidated sales for the years ended December 31, 2013, 2012 and 2011, respectively. Utilimaster employed approximately 760 associates as of January 31, 2014, of which approximately 100 were contracted employees.

Utilimaster’s sales and distribution efforts are designed to sell to national, fleet and commercial dealer accounts within these niches under the Aeromaster®, Trademaster®, Metromaster® and Utilivan® brand names. Utilimaster markets its products throughout the U.S. and Canada.

The principal types of commercial vehicles manufactured by Utilimaster are walk-in vans, cutaway vans and truck bodies. Walk-in vans are assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab. Walk-in vans are sold under the Aeromaster® brand, and are typically used in multi-stop applications that include the delivery of packages, the distribution of food products and the delivery of uniforms/linens. Cutaway vans are installed on “cutaway” van chassis, and are sold under the Utilimaster, Utilivan®, Metromaster® and Trademaster® brand names. Cutaway bodies are primarily used for local delivery of parcels, freight and perishable food. Truck bodies are installed on a chassis that is supplied with a finished cap. Utilimaster’s truck bodies are typically fabricated with pre-painted panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. Utilimaster’s truck bodies are sold under the Utilimaster brand name and are used for diversified dry freight transportation. In addition to vehicles, Utilimaster sells aftermarket parts and assemblies for its walk-in vans and truck bodies. In the years ended December 31, 2013, 2012 and 2011, aftermarket parts and assemblies sales represented 12.2%, 27.8% and 28.2% of the Delivery and Service Vehicles segment sales.

Our Delivery and Service Vehicles segment began shipments of the "Reach "TM commercial van in the first quarter of 2012. The Reach TM offers greatly improved fuel economy and reduced CO2 emissions, as well as enhanced aesthetics and functional improvements.

Specialty Chassis and Vehicles

Our Specialty Chassis and Vehicles segment consists of the Spartan Chassis operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and assemblies. Sales from our Specialty Chassis and Vehicles segment represented 26.6%, 21.3% and 24.8% of our consolidated sales for the years ended December 31, 2013, 2012 and 2011. The Specialty Chassis and Vehicles segment employed approximately 420 associates in Charlotte, Michigan as of January 31, 2014, of which approximately 100 were contracted employees.

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

Versions of these three basic product models are designed and engineered in order to meet customer requirements. This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM. We seek to develop innovative engineering solutions to meet our customer’s requirements and strive to anticipate future market needs by working closely with OEMs and listening to end users. We monitor the availability of new technology and work closely with our component manufacturers to apply new technology to our products. Over the past few years we have introduced new innovations, including: electronic steering control, heavy duty air ride independent front suspension and multiplexed electrical controls. More recent innovations include our certified 2013 EPA compliant clean diesel technology and front engine gas chassis concepts which target the largest growth segment in class A recreational vehicles.

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

Aftermarket Parts and Assemblies

The aftermarket parts and assemblies operation of Spartan Chassis supplies aftermarket repair parts and sub-assemblies along with limited servicing and refurbishment for our products in the defense, motor home and emergency response markets.

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

Through our Utilimaster subsidiary, we sell delivery and service vehicles to commercial vehicle dealers, leasing companies and directly to end-users, and the Reach TM commercial van through the Isuzu dealer network. Utilimaster also markets its products directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada. Utilimaster has organized its sales force and product engineering staff into market teams. Utilimaster also provides aftermarket support, including parts sales and field service, to all of its customers through its Customer Service Department located in Bristol, Indiana, as well as maintaining the only online parts resource among the major delivery and service vehicle manufacturers. Utilimaster does not provide financing to dealers, fleet or national accounts. Utilimaster also maintains multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2013 and consistent with prior years, our representatives attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote our products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows us to better identify what customers and end users are looking for in the future. We use these events to create a competitive advantage by relaying this information back to our advanced product development team for future projects.

Our sales and marketing team is responsible for promoting and selling our manufactured goods and producing product literature. The sales group consists of approximately 40 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Ocala, Florida; and Bristol, Indiana; with 14 additional salespeople located throughout North America and one in South America.

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

Because of the lack of reliable published statistics, we are unable to state with certainty our position in most of our markets compared to our competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. We believe that no one company has a dominant position in either of those markets. We are the leading manufacturer of walk-in vans in the United States, and believe we have a market share of approximately 50% in this market. The cutaway and truck body markets are highly fragmented, making the determination of our market share difficult. However, we believe we are one of the top five manufacturers of these products in the United States.

Manufacturing

We manufacture our products in six locations in Charlotte, Michigan, Bristol and Wakarusa, Indiana, Brandon, South Dakota, Ephrata, Pennsylvania and Ocala, Florida.

Spartan Chassis currently has six principal assembly facilities in Charlotte, Michigan for its custom chassis products. Most of these facilities have been updated over the past few years in order to increase efficiencies and to improve the quality of our manufacturing process. Due to the custom nature of our business, our chassis are built to customer specifications on non-automated assembly lines. Generally, Spartan Chassis designs, engineers and assembles its specialized heavy-duty truck chassis using primarily commercially available components purchased from outside suppliers. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

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

Through 2012, Utilimaster’s manufacturing operations were located in Wakarusa, Indiana. During the first quarter of 2013, we completed the move of Utilimaster’s walk-in van production to a new, single building facility in Bristol, Indiana. The move has enabled all walk-in van production to take place in one building, thereby eliminating non value added product movement and increasing manufacturing efficiency. Utilimaster’s truck body production remains in leased facilities in Wakarusa, Indiana. Utilimaster builds commercial vehicles and installs other related equipment on truck chassis. These commercial vehicles are built on an assembly line from engineered structural components, such as floors, roofs, and wall panels. After assembly, Utilimaster installs optional equipment and finishes based on customer specifications. At each step of the manufacturing, installation and finish process, Utilimaster conducts quality control procedures to ensure product and specification integrity.

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

The single largest commodity directly utilized in production is aluminum, which we purchase under purchase agreements based on forecasted production requirements. To a lesser extent we are dependent upon suppliers of lumber, fiberglass and steel for our manufacturing. We have no significant long-term material supply contracts. There are several readily available sources for the majority of these raw materials. However, we are heavily dependent on specific component part products from a few single source vendors. We maintain a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. We normally do not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules. Material and component cost increases are passed on to our customers whenever possible. However, there can be no assurance that there will not be any supply issues over the long-term.

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

Research and Development

Our success depends on our ability to respond quickly to changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. We dedicate a portion of our facilities to research and development projects and focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. We spent $10.9 million, $12.9 million and $13.9 million on research and development in 2013, 2012 and 2011, respectively.

Product Warranties

Our subsidiaries all provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see Note 12, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 16 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have 16 pending patent applications in the United States. The existing patents will expire on various dates from 2016 through 2025 and all are subject to payment of required maintenance fees. We also own 30 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various international trademark applications pending.

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

Associates

We employed 1,900 associates as of January 31, 2014, substantially all of which are full-time, including 375 contracted associates. Management presently considers its relations with associates to be positive.

Customer Base

In 2013, our customer base included one major customer as defined by sales of more than 10% of total net sales. Sales to Jayco, Inc. in 2013, which is a customer of our Specialty Chassis and Vehicles segment, were $65.1 million.

In 2012, our customer base included one major customer as defined by sales of more than 10% of total net sales. Sales to United Parcel Service in 2012, which is a customer of our Delivery and Service Vehicles segment, were $59.1 million.

In 2011, our customer base included one major customer as defined by sales of more than 10% of total net sales. Sales to United Parcel Service in 2011, which is a customer of our Delivery and Service Vehicles segment, were $73.5 million.

Sales to customers classified as major amounted to 13.9%, 12.6% and 17.3% of total revenues in 2013, 2012 and 2011, respectively. We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $33.1 million, $44.2 million and $22.7 million for the years ended December 31, 2013, 2012 and 2011, respectively, or 7.1%, 9.1% and 5.3%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Backlog Orders

Our backlog orders, by reportable segment are summarized in the following table (in thousands).

	December 31, 2013	December 31, 2012
Emergency Response Vehicles	$156,489	$95,769

Delivery and Service Vehicles	73,148	39,656

Specialty Chassis and Vehicles	13,024	26,600

Total consolidated	$242,661	$162,025

The increase in our Emergency Response Vehicles backlog is the result of strong order intake for fire truck bodies due to market share gains domestically along with increased international orders, including a $20 million, 70 unit order from Peru. The increase in Delivery and Service Vehicles backlog is due to an increase in major fleet orders, mainly for our Reach TM commercial van, from the December 31, 2012 level. Of the decrease in Specialty Chassis and Vehicles backlog, approximately $7.5 million is due to a decrease in outstanding aftermarket parts and assemblies orders, $4.0 million is due to the absence of orders for defense related vehicles at December 31, 2013, and the remainder is due to decreased order intake for motor home chassis in the fourth quarter of 2013. We expect to fill all of the backlog orders at December 31, 2013 during 2014.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. We had three customers that together accounted for approximately 24% of our total sales in 2013 - any negative change in our relationship with any one of them, or the orders placed by any one of them, could significantly affect our revenues and profits.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

Most chassis, emergency response vehicle, aerial ladder and specialty vehicle commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of suppliers.

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

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, emergency response vehicles, aerial ladders, specialty vehicles, delivery and service vehicles and other of our products include but are not limited to:

●	Interest rates and the availability of financing;
●	Commodity prices;
●	Unemployment trends;
●	International tensions and hostilities;
●	General economic conditions;
●	Various tax incentives;
●	Federal, state and municipal budgets;
●	Strength of the U.S. dollar compared to foreign currencies;
●	Overall consumer confidence and the level of discretionary consumer spending;
●	Dealers’ and manufacturers’ inventory levels; and
●	Fuel availability and prices.

Economic, legal and other factors could impact our customers’ ability to pay accounts receivable balances due from them.

In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them. These terms typically include a period of time between when the goods and services are tendered for delivery to the customer and when the customer needs to pay for these goods and services. The amounts due under these payment terms are listed as accounts receivable on our balance sheet. Prior to collection of these accounts receivable, our customers could encounter drops in sales, unexpected increases in expenses, or other factors which could impact their ability to continue as a going concern and which could affect the collectability of these amounts. Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as the Company has major customers with material accounts receivable balances at any given time.

Implementing a new enterprise resource planning system could interfere with our business or operations.

We are in the process of implementing a new enterprise resource planning (ERP) system. Phase 1 of this implementation is expected to be completed in 2014, with the second and third phases expected to be completed in 2015 and 2016. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Should the system not be implemented successfully, or if the system does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

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

In 2013 and 2012 we derived approximately 7.1% and 9.1% of our revenue from sales to, or related to, end customers outside the United States. We expect that international sales will continue to account for an increasing amount of our total revenue, especially in our emergency response chassis and emergency response vehicles businesses. Accordingly we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including, but not limited to, changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. In 2013, our Emergency Response Vehicles reporting unit recorded a goodwill impairment charge of $4.9 million as a result of that reporting unit’s failure to meet its forecasted results and an expected decline in its future cash flows from levels previously expected. If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record additional impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position.

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

We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death claims, related to personal injury and warranties. We partially self-insure our product liability claims and purchase excess product liability insurance in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for such insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance. In addition, a major product recall or increased levels of warranty claims could have a material adverse effect on our results of operations.

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

Item 1B.                   Unresolved Staff Comments.

None.

Item 2.                    Properties.

The following table sets forth information concerning the properties we own or lease. We consider that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to meet our business requirements for the foreseeable future. In 2013, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan	295,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Charlotte, Michigan	82,000	Owned	Delivery and Service Vehicles
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	45,000	Leased	Emergency Response Vehicles
Ocala, Florida	50,000	Leased	Emergency Response Vehicles
Bristol, Indiana	417,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana	149,000	Leased	Delivery and Service Vehicles
	1,083,000

Warehousing
Charlotte, Michigan	130,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	4,500	Leased	Emergency Response Vehicles
Ocala, Florida	10,000	Leased	Emergency Response Vehicles
Wakarusa, Indiana	20,000	Leased	Delivery and Service Vehicles
Bristol, Indiana	35,000	Leased	Delivery and Service Vehicles
	203,500

Research and Development
Charlotte, Michigan	12,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Bristol, Indiana	3,000	Leased	Delivery and Service Vehicles
	15,000

Service Area/Inspection
Charlotte, Michigan	58,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
	65,000

Offices
Corporate Offices – Charlotte, MI	9,000	Owned	Not Applicable
Charlotte, Michigan	122,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	12,500	Leased	Emergency Response Vehicles
Ocala, Florida	3,000	Owned	Emergency Response Vehicles
Bristol, Indiana	36,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana	5,000	Leased	Delivery and Service Vehicles
	197,500

Unutilized
Charlotte, Michigan	113,000	Owned	Not Applicable
Wakarusa, Indiana (1)	40,000	Owned	Not Applicable
	153,000
Total square footage	1,717,000

(1) As of December 31, 2012, the owned office facility in Wakarusa, Indiana has been vacated and is recorded as held-for-sale.

 Item 3.                      Legal Proceedings.

At December 31, 2013, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2013:
Fourth Quarter	$7.07	$5.94
Third Quarter	6.27	5.47
Second Quarter	6.18	4.97
First Quarter	5.80	5.04

Year Ended December 31, 2012:
Fourth Quarter	$5.33	$4.48
Third Quarter	5.44	4.67
Second Quarter	5.24	4.08
First Quarter	6.46	4.82

On October 24, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on December 19, 2013 to shareholders of record on November 14, 2013.

On May 8, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 27, 2013 to shareholders of record at the close of business on May 23, 2013.

On October 26, 2012, our Board of Directors declared a cash dividend of $0.05 per outstanding share payable on December 13, 2012 to shareholders of record on November 8, 2012.

On April 26, 2012 our Board of Directors declared a cash dividend of $0.05 per outstanding share payable on June 14, 2012 to shareholders of record on May 10, 2012.

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record (excluding participants in security position listings) of our common stock on February 28, 2014 was 351. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index, the CRSP Trucking and Transportation Index and a company-selected peer group for the period beginning on December 31, 2008 and ending on the last day of 2013. The graph assumes an investment of $100 in our stock, the two indices and the company-selected peer group on December 31, 2008, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2008 to December 31, 2013, is not necessarily indicative of future results.

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

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Spartan Motors, Inc.	$100.00	$121.83	$134.22	$107.95	$112.72	$156.07
NASDAQ Stock Market	$100.00	$145.32	$171.51	$170.05	$199.67	$279.75
Peer Group	$100.00	$188.16	$237.03	$152.03	$195.84	$316.86

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

Issuer Purchases of Equity Securities

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2013 is as follows:

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2013 to Oct. 31, 2013	161	(2)	6.55	--	1,000,000
Nov. 1, 2013 to Nov. 30, 2013	--		--	--	1,000,000
Dec. 1, 2013 to Dec. 31, 2013	--		--	--	1,000,000
Total	--		--	--	1,000,000

(1)

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of its common stock in open market transactions, contingent upon market conditions. Repurchase of common stock is based on management’s assessment of market conditions. If the Company was to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost the Company approximately $5.7 million based on the closing price of the Company’s stock on February 28, 2014. The Company believes that it has sufficient resources to fund any potential stock buyback in which it may engage.

(2)

During the quarter ended December 31, 2013 there were 161 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Item 6.                      Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2013 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary

(In Thousands, Except Per Share Data)

	2013	2012		2011	2010	2009
					(1)	(2)

Sales	$469,538		$470,577	$426,010	$480,736	$409,538
Cost of products sold	416,475		405,455	363,662	407,201	328,305
Restructuring charge	-		6,514	1,731	990	264
Gross profit	53,063		58,608	60,617	72,545	80,969
Operating expenses:
Research and development	10,911		12,873	13,931	16,912	16,962
Selling, general and administrative	45,495		45,707	44,305	43,869	42,448
Goodwill impairment	4,855		-	-	-	-
Restructuring charge	-		2,619	1,050	1,006	576
Operating income (loss)	(8,198)		(2,591)	1,331	10,758	20,983

Other income (expense), net	348		234	(48)	(506)	(805)
Income (loss) from continuing operations before taxes	(7,850)		-	1,283	10,252	20,178
Income tax expense (benefit) from continuing operations	(1,881)		100	510	3,017	7,023
Net earnings (loss) from continuing operations	(5,969)		(2,457)	773	7,235	13,155
Loss from discontinued operations, net of tax	-		-	-	(3,094)	(1,383)
Less: Net income attributable to non-controlling interest	2		-	-	-	-

Net earnings (loss) attributable to Spartan Motors, Inc.	$(5,971)		$(2,457)	$773	$4,141	$11,772

Basic earnings (loss) per share from continuing operations	$(0.18)		$(0.07)	$0.02	$0.22	$0.40
Basic loss per share from discontinued operations	-		-		(0.09)	(0.04)
Basic earnings (loss) per share	$(0.18)		$(0.07)	$0.02	$0.13	$0.36

Diluted earnings (loss) per share from continuing operations	$(0.18)	$	(0.07)	$0.02	$0.22	$1.40
Diluted loss per share from discontinued operations	-		-	-	(0.09)	(0.04)
Diluted earnings (loss) per share	$(0.18)	$	(0.07)	$0.02	$0.13	$0.36

Cash dividends per common share	$0.10		$0.10	$0.10	$0.10	$0.13

Basic weighted average common shares outstanding	33,550		33,165	33,438	33,021	32,729
Diluted weighted average common shares outstanding	33,550		33,165	33,488	33,101	32,916
Balance Sheet Data:
Net working capital	$100,575		$98,833	$98,673	$98,230	$119,737
Total assets	253,282		245,151	248,609	241,749	293,277
Long-term debt, including current portion	5,340		5,289	5,139	5,224	46,350
Shareholders’ equity	171,551		178,729	182,838	182,979	180,520

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

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have five wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc. located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Wakarusa and Bristol, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. We are also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Crimson engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Classic Fire engineers and manufactures fire trucks that are built primarily on commercial chassis and offered at a lower price point for use as brush trucks, urban interface, tankers and smaller rescues. Spartan-Gimaex is a 50/50 joint venture that was formed to leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies to enable technology sharing, joint product development, commercial agreements and additional purchasing leverage, with the goal of enabling both companies to amass a true global presence in the emergency response vehicle market. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Our diversification across several sectors provides numerous opportunities while minimizing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

Recent Acquisition

In furthering our strategy to diversify our products offered in the emergency vehicle business, we acquired Classic Fire on April 1, 2011, as more fully described in Note 2, Acquisition Activities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. Classic Fire is a manufacturer of emergency response vehicles and firefighting apparatus. The acquisition of Classic Fire has enabled us to expand our product offerings into lower price-points that complement our offerings from Spartan Chassis, Crimson and Crimson Aerials. In addition, Classic Fire has provided strategic sourcing of pump modules and other technology.

Executive Overview

Revenue in 2013 was $469.5 million, which reflected a decrease of $1.1 million or 0.2% from 2012 revenue of $470.6 million. A sharp decrease in revenue in our Delivery and Service Vehicles segment, driven by a decrease in sales of aftermarket parts, was largely offset by increases in our Specialty Chassis and Vehicles segment as a result of an increase in motor home and bus unit volumes and in our Emergency Response Vehicles segment due to a favorable sales mix and pricing changes. Gross margin was 11.3% in 2013, compared to 12.5% in 2012, driven by a product mix in 2013 that included a higher proportion of vehicles compared to 2012 which included high levels of parts sales in our Delivery and Service Vehicle segment. Operating expenses in 2013 were $61.3 million, or 13.0% of sales, compared to $61.2 million or 13.0% of sales in 2012, with decreases of $2.6 million in restructuring charges, $2.0 million in research and development expense and $0.2 million of other general and administrative items in 2013 offset by a $4.9 million goodwill impairment charge. Net loss for 2013 was $6.0 million, or $0.18 per share, compared to a net loss of $2.5 million, or $0.07 per share in 2012. Cash flow remained strong, generating $13.0 million from operations in 2013, which helped to offset uses of cash from investing activities, primarily related to purchases of property, plant, and equipment, and financing activities, primarily the payment of dividends. Our balance sheet remains strong with low debt and access to financing sufficient to fund our initiatives for the foreseeable future.

The following table shows our sales by market for the years ended December 31, 2013, 2012 and 2011 as a percentage of total sales:

	2013	2012	2011
Emergency response chassis	17.8%	17.8%	19.0%
Emergency response bodies	17.4%	16.7%	17.2%
Defense and government	0.9%	0.3%	2.8%
Aftermarket parts and assemblies	5.2%	4.4%	5.7%
Total government	41.3%	39.2%	44.7%

Motor home chassis	19.2%	15.3%	15.5%
Delivery and service	38.2%	44.2%	38.9%
Other vehicles	1.3%	1.3%	0.9%
Total business/consumer	58.7%	60.8%	55.3%

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

●

The move of our Utilimaster subsidiary’s walk-in van production to a new, single building facility that will result in greater manufacturing flexibility and efficiency, higher product quality and lower operating costs. Operating in this new facility has reduced the distance a vehicle travels during assembly from 2.5 miles previously to less than one-half mile today and has eliminated a number of non-value added production steps.

●

A new Enterprise Resource Planning (ERP) system that we began implementing in late 2011, with expected go-live for various modules and subsidiaries through 2016. This new ERP system will provide information on a more timely and granular basis, which will enable management to make informed decisions using up to the minute information. In addition the new ERP system is expected to result in meaningful cost savings through re-engineered and streamlined processes that will impact all aspects of our operations.

●

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

●

Our joint venture with Gimaex. This 50/50 JV was formed to leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies, and will encompass technology sharing, joint product development, commercial agreements and additional purchasing leverage, with the goal of enabling both companies to amass a true global presence.

●

The Spartan One-Touch Rapid Compressed Air Foam System (CAFS). Spartan engineering has incorporated smart electronics and developed an exclusive plumbing design to deliver the unique, easy to use, One-Touch Rapid CAFS.

●

Our ability to react swiftly when challenges arise and respond nimbly when opportunities arise, as demonstrated by our aggressive cost realignment in 2011 and 2012 and our past ramp up on defense initiatives. We remain focused on keeping costs aligned with sales levels and are continuing efforts to identify cost reduction opportunities.

●	The strength of our balance sheet, which includes robust working capital, low debt and access to credit through our revolving line of credit and private shelf agreement.

We expect sales of our emergency response vehicles to increase substantially in 2014 as a result of strong order intake throughout 2013 and the receipt of a fire truck order from Peru in the fourth quarter of 2013 that is expected to generate more than $20 million of revenue in 2014. Sales in our Delivery and Service Vehicles segment are expected to increase modestly in 2014 compared to the levels achieved in 2013 due to higher shipments of our Reach TM commercial van, a full year of production at our Bristol facility and a recovery in the truck body market. We expect 2014 sales in our Specialty Chassis and Vehicles segment to be flat with 2013. Our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments are expected to be profitable in 2014, although we expect the operating income in our Specialty Chassis and Vehicles segment to be lower than 2013 due to planned investments to expand its distribution network and develop new motor home chassis. We expect our Emergency Response Vehicles segment to generate an operating loss in the first half of 2014, but be profitable in the second half and for the year as a whole. On a consolidated basis, we expect to report net losses in the first and second quarters, but to be profitable in the second half of 2014 and for the year as a whole. Please see “Forward-Looking Statements” above for important information regarding the disclosure of our expectations.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2013	2012	2011
Sales	100.0	100.0	100.0
Cost of products sold	88.7	87.5	85.8
Gross profit	11.3	12.5	14.2
Operating expenses:
Research and development	2.3	2.7	3.4
Selling, general and administrative	11.0	10.3	10.5
Operating income (loss)	(1.7)	(0.6)	0.3
Other expense, net	0.1	--	--
Earnings (loss) before taxes on income	(1.7)	(0.5)	0.3
Taxes on income	(0.4)	--	0.1

Net earnings (loss)	(1.3)	(0.5)	0.2

Non-controlling interest	--	--	--

Net earnings (loss) attributable to Spartan Motors, Inc.	(1.3)	(0.5)	0.2

During 2013 we recorded a $4.9 million impairment charge related to goodwill in our Emergency Response Vehicles segment. During 2012 and 2011, we undertook restructuring activities as the result of the planned move of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and to help align expenses with current and future revenue expectations. Restructuring charges incurred in 2012 and 2011 were $9.1 million and $2.8 million. No restructuring charges were recorded during 2013. During 2012 and 2011, we incurred $2.9 million and $1.0 million, respectively, of expense due to changes in the fair value of the contingent liability for earn-out consideration related to our Utilimaster acquisition in 2009.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consolidated sales for the year ended December 31, 2013 decreased by $1.1 million, or 0.2%, to $469.5 million in 2013 from $470.6 million in 2012, driven by a decrease of $29.0 million in our Delivery and Service Vehicles segment. This decrease was largely offset by increases in revenues of $25.2 million in our Specialty Chassis and Vehicles segment and $2.8 million in our Emergency Response Vehicles segment. These changes in revenue are discussed more fully below in the description of our segments.

Cost of products sold increased by $4.5 million or 1.1% to $416.5 million in 2013 from $412.0 million in 2012. $7.7 million of this increase was due to a sales mix that favored products with higher material content while $3.3 million was due to unfavorable overhead absorption, mainly due to inefficiencies related to the start-up of production at our Bristol, Indiana facility. These increases were partially offset by the absence of restructuring charges in 2013 compared to the $6.5 million incurred in 2012, mainly related to the planned relocation of our Utilimaster walk-in van production from Wakarusa, Indiana to Bristol, Indiana.

Gross margin decreased by 120 basis points to 11.3% in 2013 from 12.5% in 2012. 180 basis points of this decrease was due to the unfavorable product mix in 2013, with 80 basis points due to the unfavorable overhead absorption in 2013. These decreases were offset by a 140 basis point increase due to the absence of restructuring charges in 2013.

Operating expenses for the year ended December 31, 2013 were flat with 2012. Research and development expense decreased by $2.0 million in 2013, with $1.0 million of the decrease due to lower development engineering costs on the Reach TM commercial van in 2013. The completion of the Spartan Advanced Protection System airbag system in 2012 accounted for an additional $1.0 million of the decrease. Selling, general and administrative expenses in 2013 were flat with 2012. During 2013, operating expenses included a $4.9 million impairment charge related to goodwill acquired with the purchase of Crimson Fire and Classic Fire. See Note 6, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our goodwill. Operating expenses in 2012 included $2.6 million in restructuring charges, mainly related to the planned move of our Utilimaster operations to Bristol, Indiana, that did not recur in 2013.

Income taxes for the year ended December 31, 2013 decreased by $2.0 million to $(1.9) million, compared to $0.1 million in 2012, driven by the higher pre-tax loss in 2013. $0.7 million of tax expense incurred in 2012 due to the impact of non-deductible expenses was offset by $0.7 million of tax expense incurred in 2013 related to an adjustment to the valuation of various deferred tax assets. Our effective tax rate in 2013 was 24.0%, compared to (4.2)% in 2012. Our effective tax rate in 2013 was impacted by the inclusion of expense related to the adjustment to deferred tax assets, while our effective rate in 2012 was heavily impacted by non-deductible expenses, mainly the $2.9 million Utilimaster earn-out contingency provision recorded in 2012. See Note 7, Taxes on Income in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our income tax expense and effective tax rate.

Net loss for the year ended December 31, 2013 increased by $3.5 million to a net loss of $6.0 million in 2013 compared to a net loss of $2.5 million in 2012. On a per share basis, net loss increased by $0.11 to a net loss of $0.18 per share in 2013 from a net loss of $0.07 per share in 2012. Our net loss increased due to the unfavorable product mix, unfavorable overhead absorption and goodwill impairment charge incurred in 2013, partially offset by the absence of restructuring charges compared to 2012.

Year Ended December 31, 2012 compared to Year Ended December 31, 2011

Consolidated sales for the year ended December 31, 2012 increased by $44.6 million or 10.5% from $426.0 million in 2011 to $470.6 million in 2012, driven by increases of $42.7 million in our Delivery and Service Vehicles segment and $7.6 million in our Emergency Response Vehicles segment. These increases were partially offset by a decrease in revenues of $5.7 million in our Specialty Chassis and Vehicles segment. These changes in revenue are discussed more fully below in the description of our segments.

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

Gross margin decreased by 170 basis points to 12.5% in 2012 from 14.2% in 2011, mainly due to higher restructuring costs in 2012, which accounted for approximately 100 basis points of the decrease. The remainder of the decrease is attributed to a change in product mix with lower margin delivery and service vehicles accounting for a larger percentage of consolidated sales in 2012 as compared to 2011.

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

Income taxes for the year ended December 31, 2012 decreased by $0.4 million to $0.1 million, compared to $0.5 million in 2011. Our effective tax rate in 2012 was (4.2)%, compared to 39.8% in 2011 when we recorded income before taxes. Our effective tax rate in 2012 was heavily impacted by non-deductible expenses, mainly the $2.9 million Utilimaster earn-out contingency provision recorded in 2012. See Note 7, Taxes on Income in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our income tax expense and effective tax rate.

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

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

Our Emergency Response Vehicles segment consists of the operations of our Crimson, Crimson Aerials, Classic Fire and Spartan-Gimaex subsidiaries and the emergency response chassis operations of Spartan Chassis. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment.

Our Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies, and distribute related aftermarket parts and assemblies.

Our Specialty Chassis and Vehicles segment consists of the Spartan Chassis and Vehicles operations that engineer, manufacture or assemble motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

For certain financial information related to each segment, see Note 15, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Emergency Response Vehicles

Segment Financial Data – In Thousands

	Year Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$165,087	100.0%	$162,320	100.0%	$154,766	100.0%
Operating Income (loss)	$(7,664)	-4.6%	$(2,951)	-1.8%	$(95)	-0.1%
Segment assets	$80,540		$77,806		$68,044

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales in our Emergency Response Vehicles segment increased by $2.8 million, or 1.7%, from 2012 to 2013, as an increase of $14.0 million due to a favorable sales mix and pricing changes were partially offset by an $11.2 million decrease due to lower unit volumes in both chassis and bodies. International sales accounted for 12.9% of revenue in our Emergency Response Vehicles segment in 2013 and 18.7% in 2012.

Operating loss in the segment increased by $4.7 million mainly due to a $4.9 million goodwill impairment charge.

Backlog for our Emergency Response Vehicles segment increased by $60.7 million or 63.4% to $156.5 million in 2013 compared to $95.8 million in 2012. This increase is the result of strong order intake for fire truck bodies due to market share gains domestically along with increased international orders, including a $20 million, 70 unit order from Peru.

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

Delivery and Service Vehicles

Segment Financial Data – In Thousands

	Year Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$179,209	100.0%	$208,230	100.0%	$165,526	100.0%
Operating Income (loss)	$(3,942)	-2.2%	$6,035	2.9%	$10,040	6.1%
Segment assets	$78,654		$73,567		$80,674

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales in our Delivery and Service Vehicles segment decreased by $29.0 million, or 13.9%, in 2013 compared to 2012. This decrease was due to a $35.5 million decrease in aftermarket parts and field service sales as a result of the decrease in keyless entry system sales after the first half of 2012. Partially offsetting this decrease was a $6.5 million increase in vehicle sales, primarily the Reach TM commercial van. There were no changes in the pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing 2013 to 2012.

Operating income in 2013 decreased by $9.9 million to an operating loss of $3.9 million compared to operating income of $6.0 million in 2012. $8.3 million of this decrease was due to an unfavorable sales mix, with 2013 sales including a lower proportion of higher margin aftermarket parts compared to 2012, while approximately $3.6 million of the decrease was due to overall lower sales levels in 2013. Inefficiencies associated with the ramp up of production at our Bristol, Indiana facility contributed $5.8 million to the decrease. Partially offsetting these decreases was the absence of restructuring charges in 2013 compared to the $7.8 million incurred in 2012.

Backlog for our Delivery and Service Vehicles segment increased by $33.4 million, or 84.4%, to $73.1 million in 2013 compared to $39.7 million in 2012, driven by an increase in orders for the Reach TM commercial van.

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales in our Delivery and Service Vehicles segment increased by $42.7 million, or 25.8%, in 2012 compared to 2011, driven by higher unit volume, a favorable product mix and increased aftermarket parts and field service sales. Higher unit volume accounted for $26.0 million of the sales increase from 2011 to 2012, with higher aftermarket parts sales contributing $11.4 million to the increase as we continued a high level of shipments of our keyless entry systems in the first half of 2012. A product mix in 2012 that favored higher content walk in vans and truck bodies compared to those produced in 2011 contributed approximately $3.6 million to the sales increase. Price increases, which were mainly the result of higher material costs, contributed $1.7 million to the overall revenue increase in 2012.

Operating income in 2012 decreased by $4.0 million or 39.9% from that reported in 2011. The main driver of this decrease was $7.8 million in restructuring charges incurred in 2012, which was partially offset by increased sales levels which resulted in favorable absorption of overhead and fixed expenses when compared to 2011.

Specialty Chassis and Vehicles

Segment Financial Data – In Thousands
	Year Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$125,242	100.0%	$100,027	100.0%	$105,718	100.0%
Operating Income (loss)	$10,030	8.0%	$2,198	2.2%	$(2,300)	-2.2%
Segment assets	$24,399		$27,565		$23,163

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales in our Specialty Chassis and Vehicles segment increased by $25.2 million, or 25.2%, in 2013 compared to 2012, primarily due to higher unit volumes in motor home and bus chassis and other specialty vehicles. There were no significant changes in the pricing of the products in our Specialty Chassis and Vehicles segment during 2013.

Operating income increased by $7.8 million, or 354.5%, in 2013 compared to 2012, mainly due to the increased unit sales volumes.

Backlog for our Specialty Chassis and Vehicles segment decreased by $13.6 million, or 51.1%, to $13.0 million at December 31, 2013 compared to $26.6 million at December 31, 2012, with decreases of $7.5 million in orders for aftermarket parts and assemblies, $4.0 million in orders for defense related vehicles and $2.1 million in orders for motor home and other specialty chassis.

Year ended December 31, 2012 compared to year ended December 31, 2011

Sales in our Specialty Chassis and Vehicles segment decreased by 5.4% in 2012 primarily due to lower defense related vehicles and parts sales, which decreased by $12.0 million or 30.1% to $27.9 million in 2012 from $39.9 million in 2012. This decrease was partially offset by an increase of $6.3 million in motor home chassis sales due to increases in unit volume in 2012 compared to 2011. There were no significant changes in the pricing of the products in our Specialty Chassis and Vehicles segment during 2012.

Operating income increased by $4.5 million in 2012, mainly due to a decrease in operating expense incurred in 2012 as a result of restructuring initiatives undertaken early in 2012 and in prior years.

Fourth Quarter Results

Historically, our sales levels have varied from quarter to quarter. For a description of quarterly financial data, see Note 16, Quarterly Financial Data (Unaudited), in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

2013

Sales in the fourth quarter of 2013 were $126.5 million, an increase of $0.4 million, or 0.3%, from our third quarter sales of $126.1 million, as strong sales of motor home chassis were largely offset by lower sales of delivery and service vehicles due to delayed production on Reach TM commercial vans as a result of supplier constraints.

Gross profit in the fourth quarter decreased by $1.1 million, or 6.8%, to $15.0 million in the fourth quarter from $16.1 million in the third quarter, mainly due to operations in our Emergency Response Vehicles segment, as the result of an unfavorable sales mix and higher warranty accruals in the fourth quarter.

Net income decreased by $3.6 million to a net loss of $3.0 million in the fourth quarter from net income of $0.6 million in the third quarter, mainly due to an impairment charge related to goodwill in our Emergency Response Vehicles segment recorded in the fourth quarter.

2012

Sales in the fourth quarter of 2012 were $124.5 million, an increase of $11.6 million or 10.3% from our sales in the third quarter of 2012. The increase was driven by higher sales in our Emergency Response Vehicles segment as a result of the strong order intake we experienced in 2012, along with smaller increases in our Specialty Chassis and Vehicles segment due to increased volume in motor home chassis and our Delivery and Service Vehicles segment due to higher walk-in van unit volumes.

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

2011

Sales for the fourth quarter were $111.2 million, a decrease of $9.1 million, or 7.6%, from our sales in the third quarter of 2011. The decrease was driven by a decrease of $19.3 million or 31.6% in Delivery and Service Vehicles sales due to seasonal decreases in aftermarket parts and assemblies and walk in van sales related to our customary fourth quarter slowdown due to the busy holiday delivery season. In addition, in late December we delayed shipment until 2012 of certain walk-in vans in order to effect updates to meet certain regulatory safety requirements. These decreases were partially offset by sales increases in our Emergency Response Vehicles segment, which increased by $6.4 million due to increased chassis sales and $2.6 million due to increased vehicle sales, along with increases in our Specialty Chassis and Vehicles segment of $1.2 million due to increases in motor home chassis sales.

Gross profit in the fourth quarter decreased by $5.9 million, or 29.0%, from the third quarter. This was driven primarily by the seasonal volume decrease in our Delivery and Service Vehicles segment, as discussed above, offset by increases in Emergency Response Vehicle and Specialty Chassis and Vehicles sales.

Net earnings for the fourth quarter 2011 decreased $2.5 million or 78.3% from the third quarter. The decrease in net income was impacted substantially by the sales decline in Delivery and Service Vehicles described above. Partially offsetting this decrease were increases in sales in our Emergency Response Vehicles and Specialty Chassis and Vehicles segments, along with lower general and administrative expense, driven by lower research and development spending as the ReachTM product neared production.

Financial Condition

Balance sheet at December 31, 2013 compared to December 31, 2012

Cash increased by $9.0 million, or 41.5%, to $30.7 million at December 31, 2013 from $21.7 million at December 31, 2012, mainly due to operating activities that provided $13.0 million of cash in 2013.

Accounts receivable increased by $0.5 million, or 1.1%, to $47.6 million at December 31, 2013 from $47.1 million at December 31, 2012. Our receivable days sales outstanding increased to 38 days sales at December 31, 2013 from 36 days at December 31, 2012 as a result of a change in the customer mix and receivable terms on certain products in the fourth quarter of 2013 compared to the same period of 2012.

Inventories increased by $13.8 million, or 20.4%, to $81.4 million at December 31, 2013 from $67.6 million at December 31, 2012, mainly due to an increase in work in progress inventory caused by supplier constraints that delayed the final production of certain vehicles.

Income taxes receivable decreased by $1.4 million, or 46.7%, to $1.6 million at December 31, 2013 from $3.0 million at December 31, 2012, due to the utilization of prior year overpayments to reduce the current year tax liability.

Other current assets decreased by $3.7 million, or 61.7%, to $2.3 million at December 31, 2013 from $6.0 million at December 31, 2012. This decrease was mainly due to the collection of a short term note receivable of $2.5 million related to the sale of buildings and land at our Wakarusa, Indiana campus. Also contributing to the decrease was a $0.7 million decrease in prepaid insurance fees, and a $0.5 million decrease in miscellaneous prepaid fees.

Property, plant and equipment decreased by $4.8 million, or 8.1%, to $54.2 million at December 31, 2013 from $59.1 million at December 31, 2012, due to depreciation recorded during the year of $8.3 million, partially offset by $3.5 million of investments in property, plant and equipment.

Goodwill decreased by $4.9 million, or 23.1%, to approximately $16.0 million at December 31, 2013 from approximately $20.8 million at December 31, 2012, due to the impairment of goodwill related our Emergency Response Vehicles reporting unit.

Accounts payable increased by $7.5 million, or 32.6%, to $30.5 million at December 31, 2013 from $23.0 million at December 31, 2012, mainly due to the timing of payments in late 2013.

Accrued warranty increased by $1.5 million, or 24.6%, to $7.6 million at December 31, 2013 from $6.1 million at December 31, 2012, mainly due to a $1.4 million charge for a motor home related recall incurred in 2013.

Accrued compensation and related taxes decreased by $1.3 million, or 16.9%, to $6.4 million at December 31, 2013 from $7.7 million at December 31, 2012, due to a $1.1 million decrease in accrued incentive compensation for 2013 as compared to 2012.

Deposits from customers increased by $11.6 million, or 181.3%, to $18.0 million at December 31, 2013 from $6.4 million at December 31, 2012, due to the election of certain customers to make deposits on orders, including a $5.0 million deposit on a 70 unit fire truck order from Peru.

Other current liabilities and accrued expenses decreased by $2.8 million, or 34.6%, to $5.3 million at December 31, 2013 from $8.1 million at December 31, 2012, due to $2.7 million of payments made during the year related to the earn-out provision from our purchase of Utilimaster.

Deferred income tax liabilities decreased by $1.3 million, or 28.9%, to $3.2 million at December 31, 2013 from $4.5 million at December 31, 2012, largely due to the income tax effect of the deductible portion of goodwill impairment expense recorded in 2013.

Balance sheet at December 31, 2012 compared to December 31, 2011

Accounts receivable increased by $7.1 million or 17.1% to $47.1 million at December 31, 2012, mainly due to the higher sales levels recorded in the fourth quarter of 2012 as compared with the same period in 2011. Our receivable days sales outstanding increased to 36 days sales at December 31, 2012 as a result of a change in the mix of sales to products with longer receivable terms in the fourth quarter of 2012 compared to the same period in 2011.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash provided by (used in):
Operating activities	$13,046	$6,367	$30,137
Investing activities	(846)	(12,393)	(9,159)
Financing activities	(3,241)	(3,903)	(3,808)
Net increase (decrease) in cash and cash equivalents	$8,959	$(9,929)	$(17,170)

During 2013, cash and cash equivalents increased by $9.0 million to a balance of $30.7 million as of December 31, 2013. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $13.0 million of cash from operating activities during the year ended December 31, 2013. Cash was generated primarily through non-cash expenses of $14.4 million, which offset our net loss of $6.0 million. Changes in working capital requirements, including accounts receivable, inventories, income taxes receivable, accounts payable and deposits from customers generated $4.6 million of cash.

We generated $6.4 million of cash from operating activities during the year ended December 31, 2012. Cash was generated primarily through non-cash expenses of $16.5 million, which offset our net loss of $2.5 million. Increases in working capital requirements, including accounts receivable, inventories, income taxes receivable, accounts payable and deposits from customers absorbed $7.7 million of cash.

For the year ended December 31, 2011, cash generated by operating activities was $30.1 million primarily due to a decrease in accounts receivable of $13.1 million and increases in accounts payable of $3.5 million and deposits from customers of $3.9 million from December 31, 2010 to December 31, 2011, as discussed above.

In 2014 we expect to incur non-recurring cash outlays of $4 million to $6 million, including spending for our ERP system implementation and replacement and upgrades of machinery and equipment used in operations.

Cash Flow from Investing Activities

We used $0.8 million for investing activities during the year ended December 31, 2013, mainly due to the purchase of $3.5 million of property, plant and equipment which was largely offset by the collection of a $2.5 million note receivable.

We used $12.4 million of cash for investing activities during the year ended December 31, 2012, mainly for the purchase of property, plant and equipment, which included approximately $8.8 million for the purchase of equipment related to the relocation of our Utilimaster operations to Bristol, Indiana.

During the year ended December 31, 2011, cash used in investing activities of $9.2 million was driven by $5.3 million of cash used in the purchase of property, plant and equipment and $4.8 million used for the acquisition of Classic Fire in April 2011. See Note 2, Acquisition Activities in the Notes to Consolidated Financial Statements contained in Item 8 of this Form 10-K for further information on this acquisition.

Cash Flow from Financing Activities

Cash used in financing activities of $3.2 million during the year ended December 31, 2013 consisted primarily of funds used to pay cash dividends during the year.

Cash used in financing activities of $3.9 million during the year ended December 31, 2012 was due to the payment of $3.4 million of dividends during the year, along with $0.7 million of earn-out payments made in 2012 related to the 2009 Utilimaster acquisition. Additional cash earn-out payments of $1.4 million made during 2012 are reflected within cash provided by operating activities.

Cash used in financing activities of $3.8 million during the year ended December 31, 2011 consisted primarily of funds used to pay cash dividends during the year.

Restructuring Activities

We recorded no restructuring charges during the year ended December 31, 2013.

During the year ended December 31, 2012, we incurred $7.8 million of restructuring charges within our Delivery and Service Vehicles segment, including asset impairments, as the result of our planned relocation of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and the relocation of our Reach TM manufacturing from Wakarusa, Indiana to Charlotte, Michigan. We undertook the moves of our Utilimaster and Reach TM operations in order to improve profitability within the segment and eliminate non-value added manufacturing processes related to our walk-in van production. When fully implemented, these moves are expected to result in savings of approximately $4 million on an annual basis. In 2012, we also incurred $1.3 million in severance charges within our Specialty Chassis and Vehicles and Emergency Response Vehicles segments to help align the organizational structure and expenses with current and future revenue expectations.

During the year ended December 31, 2011, we incurred restructuring charges of $2.8 million related to initiatives to align expenses to coincide with revenue expectations. The actions we took allowed us to maintain profitability in 2011 despite the fall in sales volumes. Cost reduction measures included workforce reductions, plant and operation consolidations and overall improved cost management. An increased focus on our cash conversion cycle in 2011 helped us to maintain our working capital at a level similar to the prior year. See Note 13, Restructuring Charges in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2013	2012	2011

Current assets	$170,727	$152,523	$149,069
Current liabilities	70,152	53,690	50,396
Working capital	$100,575	$98,833	$98,673

Working capital increased from December 31, 2012 to December 31, 2013 by $1.8 million to $100.6 million, driven by the changes in cash, inventory, income taxes receivable, other current assets, accounts payable, accrued compensation and deposits from customers, as described above. Increases in inventory, mainly due to the delay in final production as a result of supplier constraints, and cash were largely offset by increases in accounts payable due to the timing of payments and increased deposits from customers.

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

Contingent Obligations

In connection with the acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million, which become due through the first quarter of 2015. During the years ended December 31, 2013 and 2012, the Company made earn out payments totaling $2.7 million and $2.1 million, leaving an aggregate maximum amount of future payments of $2.2 million as of December 31, 2013. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in Utilimaster’s expected performance, resulting in a balance of $1.0 million at December 31, 2013, including $0.2 million classified as current and $0.8 million classified as long term, based upon the likelihood of the payments, discounted to the reporting date. We believe that we have sufficient liquidity to fund the contingent obligations as they become due. See Note 12, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years. See Note 8, Debt, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details. Under the terms of the agreement, the Company may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions. Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. The credit facility matures on December 16, 2016. We had no drawings against this credit line as of December 31, 2013 or 2012. During the year ended December 31, 2013, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement with General Motors Company. This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us. See Note 12, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at December 31, 2013 and 2012.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $15.0 million. At December 31, 2013 and 2012, we had outstanding letters of credit totaling $10.4 million and $0.2 million related to certain emergency response vehicle contracts and our workers compensation insurance. The increase in the outstanding letters of credit at December 31, 2013 is mainly due to performance bonds issued in relation to the award of an order from Peru for 70 emergency response vehicles.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2013, we were in compliance with all debt covenants, and, based on our outlook for 2014, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of approximately $0.3 million and $0.3 million as of December 31, 2013 and 2012, due and payable over the next seven years.

 Equity Securities

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of its common stock in open market transactions. Repurchase of common stock is based on management’s assessment of market conditions. As of December 31, 2013, no shares of common stock were repurchased under this authorization. If we were to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost approximately $5.7 million based on the closing price of our stock on February 28, 2014. We believe that we have sufficient resources to fund this potential stock buyback.

On October 20, 2010, the Board of Directors authorized management to repurchase, over the course of the subsequent 12-month period, up to a total of 1.0 million shares of its common stock in open market transactions. No shares of common stock were repurchased under this authorization, which expired October 19, 2011.

Dividends

On October 24, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on December 19, 2013 to shareholders of record on November 14, 2013.

On May 8, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 27, 2013 to shareholders of record at the close of business on May 23, 2013. The total amount of dividends paid in 2013 was $3.4 million.

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

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below. The weighted average interest rate for long term debt as of December 31, 2013 was 5.46%.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$5,523	$273	$5,250	$-	$-
Capital leases	386	96	142	115	33
Operating leases	8,217	1,687	2,356	1,910	2,264
Contingent payments (2)	1,007	247	760	-	-
Purchase obligations	24,237	24,237	-	-	-

Total contractual obligations	$39,370	$26,540	$8,508	$2,025	$2,297

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2013.
(2)	Contingent payments are estimates associated with the Utilimaster acquisition in November, 2009, which assumes that various contingencies and market opportunities occur in 2014.

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

We have recorded goodwill at our Crimson, Classic Fire and Utilimaster subsidiaries. Crimson and Classic Fire are components of our Emergency Response Vehicles reportable segment, which was determined to be a reporting unit for goodwill impairment testing. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. We first assess qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we are not required to calculate the fair value of a reporting unit. We have the option to bypass this qualitative assessment and proceed to the first step of a two-step goodwill impairment assessment. If we elect to bypass the qualitative assessment, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We evaluate the recoverability of our indefinite lived intangible assets, which consist of our Classic Fire and Utilimaster trade names, by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Classic Fire or Utilimaster, business trends, prospects and market and economic conditions.

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

The goodwill of our Delivery and Service Vehicles segment of $16.0 million at December 31, 2013 related to our Utilimaster subsidiary, the sole reporting unit of that segment. The estimated fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying value by 12% as of October 1, 2013, the most recent annual assessment date. Based on the discounted cash flow valuation at October 1, 2013, an increase in the WACC for the Utilimaster reporting unit of approximately 160 basis points would not result in impairment.

The results of our 2012 annual goodwill impairment test for our Emergency Response Vehicles reporting unit indicated that the goodwill for that reporting unit was not impaired. However, our 2013 annual goodwill impairment test indicated that the goodwill for that reporting unit was fully impaired. We determined that the carrying cost of the reporting unit exceeded its fair value, requiring us to compare the carrying cost of the goodwill to its implied fair value, which resulted in a non-cash impairment charge of $4.9 million being recorded during the fourth quarter of 2013. While we believe that the future profitability of our Emergency Response Vehicles reporting unit is likely, the impairment reflects our failure to reverse the ongoing operating losses of the reporting unit over the past three years, and the inability to definitively demonstrate the reporting unit’s ability to generate sufficient cash flow, on a discounted basis, to cover the carrying cost of its assets. The assumptions used to estimate the fair value of the Emergency Response Vehicles reporting unit in 2013 reflect our current outlook for the reporting unit, which was revised as a result of the failure to meet forecasts. This revised outlook reflects lowered expectations for future growth in revenue and operating income than the estimates used in the 2012 goodwill impairment analysis for this reporting unit.

The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely. The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $2.9 million by 85% as of October 1, 2013.

The acquired Classic Fire trade name has an indefinite life as it is anticipated that it will contribute cash flows to the Company indefinitely. The estimated fair value of our Classic Fire trade name exceeded its associated carrying value of $0.6 million by 187% as of October 1, 2013.

See Note 6, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

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

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred. See Note 12, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

Provision for Income Taxes

We account for income taxes under a method that requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

We evaluate the likelihood of realizing our deferred income tax assets by assessing our valuation allowance and by adjusting the amount of such allowance, if necessary. The factors used to assess the likelihood of realization include our forecast of future taxable income, the projected reversal of temporary differences and available tax planning strategies that could be implemented to realize the net deferred income tax assets.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although management believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

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

Item 7A.                    Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2013, we had $5.0 million of debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(1) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 13, 2014

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2013 and our report dated March 13, 2014 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 13, 2014

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2013	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$30,707	$21,748
Accounts receivable, less allowance of $769 and $1,021	47,560	47,139
Inventories	81,419	67,591
Deferred income tax assets	6,736	6,291
Income taxes receivable	1,641	3,011
Assets held for sale	373	716
Other current assets	2,291	6,027
Total current assets	170,727	152,523

Property, plant and equipment, net	54,278	59,122
Goodwill	15,961	20,815
Intangible assets, net	10,094	11,052
Other assets	2,222	1,639
TOTAL ASSETS	$253,282	$245,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$30,525	$23,000
Accrued warranty	7,579	6,062
Accrued customer rebates	2,190	2,299
Accrued compensation and related taxes	6,440	7,748
Deposits from customers	18,006	6,386
Other current liabilities and accrued expenses	5,333	8,113
Current portion of long-term debt	79	82
Total current liabilities	70,152	53,690

Other non-current liabilities	3,109	3,071
Long-term debt, less current portion	5,261	5,207
Deferred income tax liabilities	3,209	4,454

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,210 and 33,862 outstanding	342	339
Additional paid in capital	75,075	72,873
Retained earnings	96,132	105,517
Total Spartan Motors, Inc. shareholders’ equity	171,549	178,729
Non-controlling interest	2	-
Total shareholders' equity	171,551	178,729
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$253,282	$245,151

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011

Sales	$469,538	$470,577	$426,010
Cost of products sold	416,475	405,455	363,662
Restructuring charges	-	6,514	1,731
Gross profit	53,063	58,608	60,617

Operating expenses:
Research and development	10,911	12,873	13,931
Selling, general and administrative	45,496	45,707	44,305
Goodwill impairment	4,854	-	-
Restructuring charges	-	2,619	1,050
Total operating expenses	61,261	61,199	59,286

Operating income (loss)	(8,198)	(2,591)	1,331

Other income (expense):
Interest expense	(311)	(335)	(324)
Interest and other income	659	569	276
Total other income (expense)	348	234	(48)

Earnings (loss) before taxes	(7,850)	(2,357)	1,283

Taxes	(1,881)	100	510

Net earnings (loss)	(5,969)	(2,457)	773

Less: net earnings attributable to non-controlling interest	2	-	-

Net earnings (loss) attributable to Spartan Motors, Inc.	$(5,971)	$(2,457)	$773

Basic net earnings (loss) per share	$(0.18)	$(0.07)	$0.02

Diluted net earnings (loss) per share	$(0.18)	$(0.07)	$0.02

Basic weighted average common shares outstanding	33,550	33,165	33,438

Diluted weighted average common shares outstanding	33,550	33,165	33,488

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2013, 2012 and 2011

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2010	33,215	$332	$68,715	$113,932	$-	$182,979

Issuance of common stock and the tax impact of stock incentive plan transactions	7	-	(375)	-	-	(375)

Dividends declared ($0.10 per share)	-	-	-	(3,348)	-	(3,348)

Issuance of common stock related to investment in subsidiary	188	2	1,027	-	-	1,029

Issuance of restricted stock, net of cancellation	186	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,780	-	-	1,780

Net earnings	-	-	-	773	-	773

Balance at December 31, 2011	33,596	336	71,145	111,357	-	182,838

Issuance of common stock and the tax impact of stock incentive plan transactions	70	1	85	-	-	86

Dividends declared ($0.10 per share)	-	-	-	(3,383)	-	(3,383)

Issuance of restricted stock, net of cancellation	196	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,645	-	-	1,645

Net loss	-	-	-	(2,457)	-	(2,457)

Balance at December 31, 2012	33,862	339	72,873	105,517	-	178,729

Issuance of common stock and the tax impact of stock incentive plan transactions	217	2	579	-	-	581

Dividends declared ($0.10 per share)	-	-	-	(3,414)	-	(3,414)

Issuance of restricted stock, net of cancellation	131	1	(1)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,624	-	-	1,624

Net income (loss)	-	-	-	(5,971)	2	(5,969)

Balance at December 31, 2013	34,210	$342	$75,075	$96,132	$2	$171,551

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net earnings (loss)	$(5,969)	$(2,457)	$773
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	9,238	8,990	10,010
Loss on disposal and impairment of assets	255	5,621	1,139
Goodwill impairment	4,854	-	-
Expense from changes in fair value of contingent consideration	21	2,872	983
Tax benefit related to stock incentive plan transactions	118	134	222
Deferred income taxes	(1,690)	(2,771)	(488)
Stock based compensation related to stock awards	1,624	1,645	1,780
Decrease (increase) in operating assets, net of acquired business:
Accounts receivable	(421)	(7,097)	13,118
Inventories	(13,828)	(600)	(5,478)
Income taxes receivable	1,758	(1,532)	1,412
Other assets	1,236	661	1,190
Increase (decrease) in operating liabilities, net of acquired business:
Accounts payable	7,525	1,350	3,510
Accrued warranty	1,517	260	(40)
Accrued customer rebates	(109)	753	(842)
Accrued compensation and related taxes	(1,308)	2,079	61
Deposits from customers	11,620	(1,515)	3,919
Other current liabilities and accrued expenses	(2,212)	(1,896)	(1,036)
Taxes on income	(1,183)	(130)	(96)
Total adjustments	19,015	8,824	29,364
Net cash provided by operating activities	13,046	6,367	30,137

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,526)	(12,468)	(5,255)
Proceeds from sale of property, plant and equipment	180	75	842
Proceeds from notes receivable	2,500
Acquisition of business, net of cash acquired	-	-	(4,746)
Net cash used in investing activities	(846)	(12,393)	(9,159)

Cash flows from financing activities:
Borrowings under credit facilities	-	2,891	-
Payments on credit facilities	-	(2,891)	-
Proceeds from long-term debt	138	223	17
Payments on long-term debt	(86)	(73)	(102)
Payment of contingent consideration on acquisitions	(460)	(756)	-
Net cash provided from (used in) the exercise, vesting or cancellation of stock incentive awards	699	220	(153)
Cash paid related to tax impact of stock incentive plan transactions	(118)	(134)	(222)
Payment of dividends	(3,414)	(3,383)	(3,348)
Net cash used in financing activities	(3,241)	(3,903)	(3,808)

Net increase (decrease) in cash and cash equivalents	8,959	(9,929)	17,170
Cash and cash equivalents at beginning of year	21,748	31,677	14,507
Cash and cash equivalents at end of year	$30,707	$21,748	$31,677

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries: Spartan Chassis, Inc. (“Spartan Chassis”), Crimson Fire, Inc. (“Crimson”), Crimson Fire Aerials, Inc. (“Crimson Aerials”), Utilimaster Corporation (“Utilimaster”) and Classic Fire, LLC (which was acquired on April 1, 2011) (“Classic Fire”). In November, 2012, Crimson entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”). All intercompany transactions have been eliminated.

Non-Controlling Interest

Crimson holds a 50% share in Spartan-Gimaex, but has the ability to exert majority influence on the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc., within the Emergency Response Vehicles segment.

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

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. The Company reviews its property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Assets held-for-sale are recorded at the lower of historical depreciated cost or the estimated fair value less costs to sell.

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

The Company performs its annual goodwill and indefinite lived intangible assets impairment test as of October 1 and monitors for interim triggering events on an ongoing basis.  The Company first assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under authoritative guidance, the Company is not required to calculate the fair value of a reporting unit unless it determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. The Company has the option to bypass the qualitative assessment and proceed to the first step of the two-step impairment test.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

If the Company elects to bypass the qualitative assessment for a reporting unit, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, the Company performs a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, management considers current and projected future levels of income based on its plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade names.

See Note 6, Goodwill and Intangible Assets, for further details on the Company’s goodwill and other intangible assets.

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

Deposits from Customers. The Company receives advance payments from customers for future product orders and records these amounts as liabilities. Such deposits are accepted by the Company when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Deposits from customers was $18,006 and $6,386 at December 31, 2013 and 2012. The increase in 2013 is due to the election of certain customers to make deposits on orders, including a $5,000 deposit on a 70 unit fire truck order from Peru. Revenue associated with these deposits is deferred and recognized upon shipment of the related product to the customer.

Research and Development. The Company’s research and development costs, which consist of compensation costs, travel and entertainment, administrative expenses and new product development among other items, are expensed as incurred.

Taxes on Income. The Company accounts for income taxes under a method that requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of the Company’s SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of the Company’s stock options outstanding during the period. The Company’s unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for both basic and diluted earnings per share calculations. See Note 14, Earnings Per Share, for further details.

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

Fair Value. The Company is required to disclose the fair value of its financial instruments. The carrying value at December 31, 2013 and 2012 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications. Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Segment Reporting. The Company identifies its reportable segments based on its management structure and the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among the Company’s operating units. The Company has three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. More detailed information about the reportable segments can be found in Note 15 - Business Segments.

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $311, $273 and $273 for 2013, 2012 and 2011. Cash paid for income taxes, net of refunds, was $370, $3,873 and $629 for 2013, 2012 and 2011. Non-cash investing activities in 2011 included the issuance of common stock valued at $1,029 in conjunction with the acquisition of Classic Fire, LLC.

New Accounting Standard

In July 2013, the Financial Accounting Standards Board issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The Company does not believe that the adoption of the provisions of ASU 2013-11 will have a material impact on its consolidated financial position, results of operations or cash flows.

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

This acquisition was accounted for using the purchase method of accounting and the purchase price was allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets acquired include a trade name, customer and dealer relationships, unpatented technology and certain non-compete agreements. The excess purchase price over the net tangible and intangible assets acquired of $2,397 was recorded as goodwill, which is expected to be deductible for tax purposes. See Note 6 Goodwill and Intangible Assets for further information on the Company’s goodwill. The purchase price consisted of cash consideration of $3,975, net of cash acquired of $25, paid by the Company at closing; a working capital adjustment of $771; Spartan Motors, Inc. common stock valued at $1,029 and a contingency for certain performance-based earn out payments recorded at $180, discounted to April 1, 2011. The performance-based earn out payments provided for additional consideration, up to a maximum amount of $1,000 that could have been paid to the sellers of Classic Fire. No payments were made, and no payments will be required to be made under this earn-out agreement. During the year ended December 31, 2012, the Company recorded an adjustment to operating expenses of $(83) to bring the contingent liability to $0 based on the expected future payment amounts. During the year ended December 31, 2011, the Company recorded an adjustment to operating expenses of $(97) to bring the contingent liability to $83 based on the expected future payment amounts, discounted to December 31, 2011.

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

The Company leases the land and building that houses the operations of Classic Fire, from an entity that is controlled by the sellers of Classic Fire, under an operating lease with an initial term of three years. The lease contains options allowing the Company to renew the lease for an additional three year term, or purchase the property at a fixed price at any time during the initial lease period or the renewal period, if any. For purchase accounting purposes, the Company recorded an unfavorable lease liability valued at $180 at April 1, 2011. For the years ended December 31, 2013, 2012 and 2011, the Company accreted $60, $60 and $45 to earnings as amortization of this liability.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 3 – INVENTORIES

 Inventories are summarized as follows:

	December 31,
	2013	2012

Finished goods	$17,168	$15,276
Work in process	25,453	11,967
Raw materials and purchased components	41,093	43,404
Reserve for slow-moving inventory	(2,295)	(3,056)

Total Inventory	$81,419	$67,591

Included in the “Raw materials and purchased components” line item above at December 31, 2013 and 2012 is $423 and $9,626, for transitional engines purchased for the 2013 engine emissions change.

The Company also has a number of demonstration units as part of its sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $8,861 and $9,653 at December 31, 2013 and 2012. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on the Company’s Consolidated Statements of Income.

Work in process inventory increased from December 31, 2012 primarily due to supplier issues that delayed the final production of units in the Delivery and Service Vehicle segment.

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2013	2012

Land and improvements	$4,778	$4,570
Buildings and improvements	59,170	56,931
Plant machinery and equipment	35,357	28,401
Furniture and fixtures	15,899	15,959
Vehicles	2,888	3,034
Construction in process	2,947	10,355
Subtotal	121,039	119,250
Less accumulated depreciation	(66,761)	(60,128)
Total property, plant and equipment, net	$54,278	$59,122

At December 31, 2013 and December 31, 2012, one building at the Wakarusa, Indiana facility was recorded as held-for-sale at its estimated selling price less costs to sell.

During the year ended December 31, 2013, the Company incurred impairment charges of $344, which is recorded within Selling, general and administrative expense on the Company’s Consolidated Statement of Operations, to write down the value of its remaining building in Wakarusa, Indiana, which is classified as held-for-sale, to its current estimated selling price, less costs to sell.

During 2012, the Company engaged in certain restructuring activities related to the move of its Delivery and Service Vehicles operations from its Wakarusa, Indiana campus to a leased facility in Bristol, Indiana. These restructuring activities included the write down of $5,468 for buildings and equipment at the Company’s Wakarusa, Indiana campus that were reclassified as held-for-sale in 2012. On December 31, 2012 the Company completed the sale of certain buildings and the associated land at its Wakarusa, Indiana facility and recorded an immaterial loss on the sale. The terms of the sale include the receipt by the Company of a note receivable of $2,500, recorded within other current assets on the Company’s Consolidated Balance Sheet at December 31, 2012. The note matured, and was collected, during the first half of 2013, leaving a balance of $0 at December 31, 2013.

There were no capitalized interest costs in 2013 or 2012.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 - LEASES

The Company leases certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements. These lease agreements include manufacturing and office space in Bristol, Indiana that is leased under a ten year lease agreement commencing March 1, 2012 at a rental rate of $60 per month. Leases generally provide that the Company shall pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2013, 2012 and 2011 was $ 2,600, $2,205 and $1,201.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payments
2014	$1,687
2015	1,297
2016	1,059
2017	1,038
2018	873
Thereafter	2,264

Total	$8,218

The Company leases certain office equipment, computer hardware and material handling equipment under capital lease agreements. Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $732 and $393, respectively, at December 31, 2013. Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2014	$96
2015	71
2016	71
2017	71
2018	44
Thereafter	33

Total lease obligations, including imputed interest	386

Less imputed interest charges	(46)

Total outstanding capital lease obligations	$340

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

The Company tests goodwill for impairment at the reporting unit level on an annual basis as of October 1, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within Note 1 General and Summary of Accounting Policies for a description of the Company’s accounting policies regarding goodwill and other intangible assets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

At December 31, 2012 the Company had recorded goodwill at its Crimson, Classic Fire and Utilimaster subsidiaries. Crimson and Classic Fire are components of the Company’s Emergency Response Vehicles reportable segment, which was determined to be a reporting unit for goodwill impairment testing under relevant authoritative guidance. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. The goodwill recorded in the Emergency Response Vehicles and Delivery and Service Vehicles reporting units was evaluated for impairment as of October 1, 2013 using a discounted cash flow valuation.

The estimated fair value of the Company’s Delivery and Service Vehicles reporting unit exceeded its carrying value by approximately 12% in 2013, indicating that the goodwill was not impaired. Based on the discounted cash flow valuation at October 1, 2013, an increase in the weighted average cost of capital (“WACC”) used for the Delivery and Service Vehicles reporting unit of approximately 160 basis points would not result in impairment. As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in the Company’s impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

The Company’s 2012 goodwill impairment test for the Emergency Response Vehicles reporting unit indicated no impairment. However, its 2013 impairment test, as of October 1, 2013, indicated that the reporting unit’s carrying cost exceeded its estimated fair value, requiring the Company to compare the carrying value of this goodwill to its implied fair value, resulting in a non-cash impairment charge of $4,854 being recorded during the quarter ended December 31, 2013. While the Company believes that the future profitability of its Emergency Response Vehicles reporting unit is likely, the impairment reflects the failure of the Company to reverse the ongoing operating losses of this reporting unit over the past three years, and the inability to definitively demonstrate the reporting unit’s ability to generate sufficient cash flow, on a discounted basis, to cover the carrying cost of its assets. The assumptions used to estimate the fair value of the Emergency Response Vehicles reporting unit in 2013 reflect our current outlook for the reporting unit, which was revised as a result of the failure to meet forecasts. This revised outlook reflects lowered expectations for future growth in revenue and operating income than the estimates used in the 2012 goodwill impairment analysis for this reporting unit.

The Company’s goodwill by reportable segment is as follows (amounts in thousands):

	Emergency Response Vehicles December 31,		Delivery and Service Vehicles December 31,		Total December 31,
	2013	2012	2013	2012	2013	2012
Goodwill, beginning of period	$4,854	$4,854	$15,961	$15,961	$20,815	$20,815
Impairment losses during the period	(4,854)	-	-	-	(4,854)	-
Goodwill, end of period	$-	$4,854	$15,961	$15,961	$15,961	$20,815

Acquired goodwill	$4,854	$4,854	$15,961	$15,961	$20,815	$20,815
Accumulated impairment	(4,854)	-	-	-	(4,854)	-
Goodwill, net	$-	$4,854	$15,961	$15,961	$15,961	$20,815

The Company has other intangible assets associated with its Utilimaster and Classic Fire subsidiaries, including customer relationships, non-compete agreements, unpatented technology, an acquired product development project and trade names. The non-compete agreement, unpatented technology, in-process research and development and certain other intangible assets resulting from the Classic Fire and Utilimaster acquisitions are being amortized over their expected remaining useful lives based on the pattern of estimated of after-tax operating income generated, or on a straight-line basis. The Company’s Utilimaster and Classic Fire trade names have indefinite lives, and are not amortized. The Company tests its trade names for impairment at least annually, and tests other intangible assets for impairment if impairment indicators are present.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As described above, during its annual goodwill impairment test at October 1, 2013 the Company determined that the goodwill of its Emergency Response Vehicles reporting unit was impaired, which the Company considered to be an impairment indicator for the intangible assets, and other long-lived assets, of the Emergency Response Vehicles reporting unit. During the fourth quarter of 2013, the Company conducted an impairment analysis on these assets, including the intangible assets of its Classic Fire subsidiary and found that the carrying cost of these assets was recoverable, and that the assets, accordingly, are not impaired.

The Company tested its Utilimaster and Classic Fire trade names for impairment, as of October 1, 2013 and 2012, by estimating the fair value of the trade names based on estimates of future royalty payments that are avoided through its ownership of the trade names, discounted to their present value. The estimated fair value of the Company’s Utilimaster trade name at October 1, 2013 exceeded its carrying cost by 85%. The estimated fair value of the Company’s Classic Fire trade name at October 1, 2013 exceeded its carrying cost by 187%. Accordingly, there was no impairment recorded on either of these trade names.

The Company recorded $958, $891 and $653 of intangible asset amortization expense during 2013, 2012 and 2011.

The following table provides information regarding the Company’s other intangible assets:

		As of December 31, 2013			As of December 31, 2012
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	18	$6,760	$2,268	$4,492	$6,760	$1,522	$5,238
Acquired product development project	20	1,860	128	1,732	1,860	51	1,809
Unpatented technology	10	380	105	275	380	67	313
Non-compete agreements	6	520	355	165	520	258	262
Backlog	less than 1	320	320	-	320	320	-
Trade Names	indefinite	3,430	-	3,430	3,430	-	3,430
		$13,270	$3,176	$10,094	$13,270	$2,218	$11,052

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2014	$870
2015	776
2016	599
2017	570
2018	548
Thereafter	3,301
$6,664

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 - TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$111	$2,156	$452
State	(302)	715	546
Total current	(191)	2,871	998
Deferred (credit):
Federal	(1,499)	(2,762)	(71)
State	(191)	(9)	(417)
Total deferred	(1,690)	(2,771)	(488)

TOTAL TAXES ON INCOME	$(1,881)	$100	$510

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 11, Stock Based Compensation. These adjustments were an addition of $118, $134 and $222 in 2013, 2012 and 2011. The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law in 2013. Among other things the Act renewed the federal research and development tax credit for calendar years 2012 and 2013. The Company included the credit in its 2012 federal income tax return and therefore reflected it in the computation of taxes on income in 2012.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2013		2012		2011
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$(2,669)	34.00%	$(801)	34.00%	$436	34.00%
Increase (decrease) in income taxes resulting from:
Deferred income tax adjustment	654	(8.33)	-	-	-	-
Non-deductible goodwill impairment	525	(6.69)	-	-	-	-
Nondeductible earn-out expense	63	(0.80)	961	(40.77)	357	27.82
Other nondeductible expenses	141	(1.80)	108	(4.58)	61	4.75
State tax expense, net of federal income tax benefit	(371)	4.73	423	(17.95)	46	3.59
Net impact of adjustment of valuation allowance	(19)	0.24	40	(1.70)	(103)	(8.02)
Section 199 production deduction	(70)	0.89	(182)	7.72	(85)	(6.62)
Federal research and development tax credit	(135)	1.72	(294)	12.47	(327)	(25.48)
Other	-	-	(155)	6.57	125	9.71
TOTAL	$(1,881)	23.96%	$100	(4.24)%	$510	39.75%

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2013	2012
Current asset (liability):
State tax credit and net operating loss carry-forwards, net of federal income tax benefit	$3,932	$4,038
Warranty reserve	3,315	2,718
Inventory costs and reserves	1,840	1,979
Compensation related accruals	817	980
Workers compensation accrual	231	93
Prepaid insurance	(147)	(427)
Other	315	496
Total - Current	10,303	9,877
Valuation Allowance	(3,567)	(3,586)

Total - Current, Net	$6,736	$6,291

Noncurrent asset (liability):
Goodwill	$(2,181)	$(3,740)
Depreciation	(2,172)	(3,514)
Stock based compensation	1,082	2,723
Other	62	77
Total – Noncurrent, net	$(3,209)	$(4,454)

At December 31, 2013 and 2012, the Company had state deferred tax assets, related to state tax net operating loss carry-forwards, of approximately $1,202 and $1,183, which begin expiring in 2018. Also, as of December 31, 2013 and 2012, the Company had state deferred tax assets, related to state tax credit carry-forwards, of approximately $4,848 and $5,030, which begin expiring in 2019. The Company has valuation allowances against these deferred tax assets, which are reflected in the above table net of federal income taxes, and expects to maintain these allowances on future tax benefits of state net operating losses and tax credits until an appropriate level of profitability is sustained or the Company is able to develop tax strategies that will enable it to conclude that, more likely than not, a portion of the deferred tax assets will be realizable in the particular states.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Balance at January 1,	$1,166	$990	$987
Increase (decrease) related to prior year tax positions	16	245	(62)
Increase related to current year tax positions	42	76	150
Settlements	-	(25)	176
Expiration of statute	(391)	(120)	(261)
Balance at December 31,	$833	$1,166	$990

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of December 31, 2013, the Company had an ending UTB balance of $833 along with $283 of interest and penalties, for a total of $1,116. Of this total, $753 was recorded as current and $363 as non-current, based on the applicable statute of limitations. The change in interest and penalties amounted to a decrease of $176 in 2013, an increase of $165 in 2012, and a decrease of $49 in 2011, which were reflected in taxes on income within the Consolidated Statements of Income.

In 2013 the Company’s 2011 federal income tax return was selected for examination by federal taxing authorities. Although the examination is ongoing, management believes adequate provision for federal income taxes has been recorded.

As of December 31, 2013, the Company is no longer subject to examination by federal taxing authorities for 2006 and earlier years.

The Company also files tax returns in a number of states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent the Company prevails in matters for which reserves have been established, or is required to pay amounts in excess of its reserves, the Company’s effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of the Company’s cash and could result in an increase in the Company’s effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in the Company’s effective income tax rate in the period of resolution. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

On September 13, 2013, the U.S. Treasury Department and the IRS issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations are generally effective for tax years beginning on or after January 1, 2014. The tangible property regulations will most likely require the Company to make additional tax accounting method changes as of January 1, 2014; however, management does not anticipate the impact of these changes will be material to the Company’s consolidated financial position or results of operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 8 - DEBT

Long-term debt consists of the following:

	December 31, 2013	December 31, 2012
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interestonly payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2):	--	--
Capital lease obligations (See Note 5 – Leases)	340	289
Total debt	5,340	5,289
Less current portion of long-term debt	(79)	(82)
Total long-term debt	$5,261	$5,207

The long-term debt due is as follows; $79 in 2014; $59 in 2015; $5,062 in 2016; $65 in 2017 and $75 thereafter.

(1)

The Company has a private shelf agreement with Prudential Investment Management, Inc., which allows the Company to borrow up to $50,000 to be issued in $5,000 minimum increments. On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50,000. The interest rate is determined based on applicable rates at the time of issuance. The Company had $5,000 of private placement notes outstanding at December 31, 2013 and 2012 with Prudential Investment Management, Inc.

(2)

The Company’s primary line of credit is a $70,000 unsecured revolving line with Well Fargo Bank and JPMorgan Chase Bank, expiring on December 16, 2016. Both lending institutions equally share this commitment. The terms of this credit agreement allow the Company to request an increase in the facility of up to $35,000 in the aggregate, subject to customary terms. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon the Company’s ratio of debt to earnings from time to time. The Company had no borrowings on this line at December 31, 2013 or 2012. General Motors Company (“GM”) has the ability to draw up to $5,000 against the Company’s primary line of credit in relation to chassis supplied to Utilimaster under a chassis bailment inventory program, resulting in net available borrowings of $65,000 at December 31, 2013. See Note 12, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program. The applicable borrowing rate including margin was 3.25% at December 31, 2013.

Under the terms of the primary line of credit agreement and the private shelf agreement, the Company is required to maintain certain financial ratios and other financial conditions, which limited the Company’s available borrowings under its line of credit to a total of approximately $23,800 at December 31, 2013. The agreements also prohibit the Company from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2013 and 2012, the Company was in compliance with all debt covenants.

NOTE 9 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. For comparative purposes, amounts are presented for those customers in the other years presented.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The Company had one customer classified as a major customer in 2013 (Customer A), which was a customer of the Specialty Chassis and Vehicles segment, while the customer classified as major in 2012 and 2011 (Customer B) was from the Delivery and Service Vehicles segment. Information about our major customers is as follows:

	2013		2012		2011
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$65,144	$6,684	$41,792	$4,824	$12,986	$1,868
Customer B	27,152	209	59,074	331	73,508	2,272

NOTE 10 - COMPENSATION INCENTIVE PLANS

The Company sponsors defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. The Company’s matching contributions vest over 5 years and were $604, $380 and $271 in 2013, 2012 and 2011. These amounts were expensed as incurred.

The Spartan Motors, Inc. Economic Value Add Plan (the “EVA Plan”) encompasses a quarterly and an annual bonus program. The quarterly program covers certain full-time employees of the Company. The cash bonuses paid under the quarterly program are equal for all participants. Amounts expensed for the quarterly bonus were $867, $1,134 and $1,024 for 2013, 2012 and 2011.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on the Company’s achievement of a target amount of net operating profit after tax for a given year, less a capital charge based upon the tangible net operating assets employed in the business, along with achievement of certain pre-defined management objectives. Amounts expensed for the annual bonus were $236, $1,698 and $1,149 for 2013, 2012 and 2011.

NOTE 11 - STOCK BASED COMPENSATION

The Company has stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 4,725,000. Total shares remaining available for stock incentive grants under these plans totaled 2,740,000 at December 31, 2013. The Company is currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under its various stock incentive plans which include its Stock Incentive Plan of 2005, Stock Incentive Plan of 2007 and Stock Incentive Plan of 2012. The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant. Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Option activity for the year ended December 31, 2013 is as follows for all plans:

	Total Number of Options (000)	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2012	438	$4.84
Granted and vested	--	--
Exercised	(200)	4.45
Cancelled	(5)	4.59
Options outstanding and exercisable at December 31, 2013	233	5.18	$353	1.1

No options were granted in 2013, 2012 or 2011; accordingly, there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The total intrinsic value of options exercised during years ended December 31, 2013, 2012 and 2011, were $339, $30 and $147.

SARs activity for the year ended December 31, 2013 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2012	343	$3.06
Granted and vested	--	--
Exercised	(3)	2.03
Cancelled	(35)	3.30
SARs outstanding and exercisable at December 31, 2013	305	3.04	$131	3.2

No SARs were granted in 2013, 2012 or 2011; accordingly, there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. These SARS could have been exercised for the issuance of 19,596 shares of the Company’s common stock at December 31, 2013. The total intrinsic value of SARs exercised during the years ended December 31, 2013, 2012 and 2011 was $4, $7 and $3.

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

Restricted stock activity for the year ended December 31, 2013, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2012	562	$5.39
Granted	274	5.24
Vested	(261)	5.36
Cancelled	(89)	5.30
Non-vested shares outstanding at December 31, 2013	486	5.34	0.9

The weighted-average grant date fair value of non-vested shares granted was $5.24, $5.43 and $4.30 for the years ended December 31, 2013, 2012 and 2011.

During 2013, 2012 and 2011, the Company recorded compensation expense, net of cancellations, of $1,624, $1,645 and $1,780, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Income related to restricted stock awards was $568, $576 and $623 for 2013, 2012 and 2011. For the years ended December 31, 2013, 2012 and 2011, restricted shares vested with a fair market value of $1,397, $1,603 and $1,134. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2013, the Company had unearned stock-based compensation of $1,531 associated with these restricted stock grants, which will be recognized over a weighted average of 0.9 years.

Employee Stock Purchase Plan. The Company instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase the Company’s common stock on quarterly offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2013 and 2012, the Company received proceeds of $81 and $104 for the purchase of 16,000 and 21,000 shares under the ESPP.

NOTE 12 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $15,000. At December 31, 2013 and 2012, the Company had outstanding letters of credit totaling $10,429 and $200 related to certain emergency response vehicle contracts and the Company’s workers compensation insurance. The increase in the outstanding letters of credit at December 31, 2013 is mainly due to performance bonds issued in relation to the award of an order from Peru for 70 emergency response vehicles.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

At December 31, 2013, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

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

Utilimaster is party to a chassis bailment inventory agreement with GM which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster. As a result of this agreement, there was $1,865 and $3,718 outstanding on the Company’s revolving credit line on December 31, 2013 and 2012. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets. See Note 8 Debt for further information on the Company’s revolving line of credit.

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

Changes in the Company’s warranty liability during the years ended December 31, 2013 and 2012 were as follows:

	2013	2012
Balance of accrued warranty at January 1	$6,062	$5,802
Warranties issued during the period	3,915	3,515
Cash settlements made during the period	(4,394)	(4,842)
Changes in liability for pre-existing warranties during the period, including expirations	1,996	1,587
Balance of accrued warranty at December 31	$7,579	$6,062

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. During the years ended December 31, 2013 and 2012, the Company made earn out payments totaling $2,720 and $2,100, leaving an aggregate maximum amount of future payments of $2,180 as of December 31, 2013. The Company has made payments of $1,720 in February 2013 and $1,100 in March 2012 based on 2012 and 2011 sales that exceeded target levels and $1,000 in November 2013 and $1,000 in November 2012 as the result of meeting targeted sales levels for the Reach TM commercial van. At December 31, 2013, the Company has recorded a contingent liability for the estimated fair value of the future consideration of $1,007, with $247 recorded within Other current liabilities and $760 recorded within Other non-current liabilities on the Company’s Consolidated Balance Sheet, based upon the likelihood of the payments, discounted to December 31, 2013.

In connection with the acquisition of Classic Fire in April, 2011, the Company incurred contingent obligations through 2013 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1,000. No payments were made, and no payments will be required to be made under this earn-out agreement. During the year ended December 31, 2012, the Company recorded an adjustment to operating expenses of $(83) to bring the contingent liability to $0 based on the expected future payment amounts. During the year ended December 31, 2011, the Company recorded an adjustment to operating expenses of $(97) to bring the contingent liability to $83 based on the expected future payment amounts, discounted to December 31, 2011.

During the years ended December 31, 2013, 2012 and 2011, the Company recorded additional expense reflecting changes in the present value of the contingent liability as detailed below:

Contingent Liability
Contingent liability fair value at January 1, 2011	$1,771
Contingent liability from Classic Fire acquisition	180
Expense from discount amortization	346
Expense from changes in estimated fair value of contingent payments (1)	637
Contingent liability fair value at December 31, 2011	2,934
Expense from discount amortization	483
Expense from changes in estimated fair value of contingent payments (1)	2,389
Payments made	(2,100)
Contingent liability fair value at December 31, 2012	3,706
Expense from discount amortization	215
Credit from changes in estimated fair value of contingent payments (1)	(194)
Payments made	(2,720)
Contingent liability fair value at December 31, 2013	$1,007

(1)

Represents adjustments to the contingent consideration liability based on expected or actual Classic Fire or Utilimaster sales levels for 2011, 2012, 2013 and 2014, along with the expectation of or success in meeting the targeted sales levels for the Reach TM commercial van in 2012 and 2013.

Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 13 – RESTRUCTURING CHARGES

During 2012, the Company incurred restructuring charges within its Delivery and Service Vehicles segment, including asset impairments, as the result of its planned relocation of its Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and the relocation of its Reach TM manufacturing from Wakarusa, Indiana to Charlotte, Michigan, along with certain severance charges incurred within its Specialty Chassis and Vehicles and Emergency Response Vehicles segments to help align expenses with current and future revenue expectations.

During 2011, the Company undertook restructuring activities, pertaining to continuing operations, to help align expenses with current and future revenue expectations.

There were no restructuring charges recorded during the year ended December 31, 2013.

The following table provides a summary of the compensation related charges incurred through December 31, 2013, along with the related outstanding balances to be paid in relation to those expenses.

Severance

Balance January 1, 2011	$116
Accrual for severance	278
Payments and adjustments made in period	(394)
Balance December 31, 2011	-
Accrual for severance	1,642
Payments made in period	(1,012)
Balance December 31, 2012	$630
Accrual for severance	-
Payments made in period	(630)
Balance December 31, 2013	$-

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restructuring charges included in the Consolidated Statements of Operations for the years ended December 31, 2012 and 2011, broken down by segment, are as follows:

	Year ended December 31, 2012
	Emergency Response	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Asset impairment	$-	$4,315	$-	$-	$4,315
Accrual for severance	74	-	158	-	232
Production relocation costs	-	1,967	-	-	1,967
Total cost of products sold	74	6,282	158	-	6,514

General and Administrative
Asset impairment	-	1,153	-	-	1,153
Accrual for severance	454	259	638	59	1,410
Production relocation costs	-	56	-	-	56
Total general and administrative	454	1,468	638	59	2,619
Total restructuring	$528	$7,750	$796	$59	$9,133

	Year ended December 31, 2011
	Emergency Response	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Asset impairment	$409	$-	$-	$-	$409
Inventory impairment	214	-	1,103	-	1,317
Accrual for severance	-	-	5	-	5
Total cost of products sold	623	-	1,108	-	1,731

General and Administrative
Asset impairment	10	-	-	767	777
Accrual for severance	-	-	160	113	273
Total general and administrative	10	-	160	880	1,050

Total restructuring	$633	$-	$1,268	$880	$2,781

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 14 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2013, 2012 and 2011 (in thousands). The stock awards noted as antidilutive were not included in the diluted weighted average common shares outstanding. Although these stock awards were not included in the Company’s calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases or we report net earnings.

	Year Ended December 31,
	2013	2012	2011
Basic weighted average common shares outstanding	33,550	33,165	33,438
Effect of dilutive stock options	-	-	50
Diluted weighted average common shares outstanding	33,550	33,165	33,488

Antidilutive stock awards:
Stock options	45	250	65
Unvested restricted stock awards	531	637	-

NOTE 15 - BUSINESS SEGMENTS

The Company identifies its reportable segments based on its management structure and the financial data utilized by its chief operating decision maker to assess segment performance and allocate resources among the Company’s operating units. The Company has three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

The Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Crimson, Crimson Aerials, Classic Fire and Spartan-Gimaex. This segment engineers and manufactures emergency response chassis and bodies.

The Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

The Specialty Chassis and Vehicles segment consists of the Spartan Chassis operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

Appropriate expense amounts are allocated to the three reportable segments and are included in their reported operating income or loss.

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Assets and related depreciation expense in the column labeled “Other” pertain to capital assets maintained at the corporate level. Segment loss from operations in the “Other” column contains corporate related expenses not allocable to the reportable segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below. Intercompany transactions between reportable segments were immaterial in all periods presented.

Sales to customers outside the United States were $33,150, $44,205 and $22,675 for the years ended December 31, 2013, 2012 and 2011, or 7.1%, 9.4% and 5.3%, respectively, of sales for those years. All of the Company’s long-lived assets are located in the United States.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2013

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response chassis sales	$83,399	$-	$-	$-	$83,399
Emergency response bodies sales	81,688	-	-	-	81,688
Delivery and service vehicles sales	-	157,291	-	-	157,291
Motor home chassis sales	-	-	90,008	-	90,008
Other specialty vehicles sales	-	-	10,678	-	10,678
Aftermarket parts and assemblies sales	-	21,918	24,556	-	46,474
Total sales	$165,087	$179,209	$125,242	$-	$469,538
Depreciation and amortization expense	$1,390	$3,781	$1,498	$2,569	$9,238
Operating income (loss)	(7,664)	(3,942)	10,030	(6,622)	(8,198)
Segment assets	80,540	78,654	24,399	69,689	253,282

Year Ended December 31, 2012

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response chassis sales	$83,576	$-	$-	$-	$83,576
Emergency response bodies sales	78,744	-	-	-	78,744
Delivery and service vehicles sales	-	150,255	-	-	150,255
Motor home chassis sales	-	-	72,127	-	72,127
Other specialty vehicles sales	-	-	7,426	-	7,426
Aftermarket parts and assemblies sales	-	57,975	20,474	-	78,449
Total sales	$162,320	$208,230	$100,027	$-	$470,577
Depreciation and amortization expense	$1,711	$2,648	$1,945	$2,686	$8,990
Operating income (loss)	(2,951)	6,035	2,198	(7,873)	(2,591)
Segment assets	77,806	73,567	27,565	66,213	245,151

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2011

	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response chassis sales	$80,817	$-	$-	$-	$80,817
Emergency response bodies sales	73,949	-	-	-	73,949
Delivery and service vehicles sales	-	118,810	-	-	118,810
Motor home chassis sales	-	-	65,778	-	65,778
Other specialty vehicles sales	-	-	16,271	-	16,271
Aftermarket parts and assemblies sales	-	46,716	23,669	-	70,385
Total sales	$154,766	$165,526	$105,718	$-	$426,010

Depreciation and amortization expense	$2,322	$2,442	$2,186	$3,060	$10,010
Operating income (loss)	(95)	10,040	(2,300)	(6,314)	1,331
Segment assets	68,044	80,674	23,163	76,728	248,609

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2013 and 2012 is as follows (full year amounts may not sum due to rounding):

	2013 Quarter Ended				2012 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$96,136	$120,874	$126,074	$126,454	$118,812	$114,419	$112,857	$124,489

Gross profit	6,347	15,626	16,131	14,960	13,744	18,745	12,968	13,152

Net earnings (loss) attributable to Spartan Motors, Inc.	(4,254)	691	563	(2,970)	(2,015)	2,351	(327)	(2,466)

Basic net earnings (loss) per share	(0.13)	0.02	0.02	(0.09)	(0.06)	0.07	(0.01)	(0.07)

Diluted net earnings (loss) per share	(0.13)	0.02	0.02	(0.09)	(0.06)	0.07	(0.01)	(0.07)

During the first, second, third and fourth quarters of 2012, the Company incurred restructuring charges of $5,408, $685, $1,643 and $1,397, respectively. The Company did not incur any restructuring charges during 2013.

Item 9.                     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.                  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2013. Based on and as of the time of such evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013, based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.                   Other Information.

None.

PART III

Item 10.                     Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, and is incorporated herein by reference.

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

Item 11.                   Executive Compensation.

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, and is incorporated herein by reference.

Item 12.                   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, and is incorporated herein by reference.

The following table provides information about the Company’s equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2013.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	538,000	$6.81	2,715,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	538,000	$6.81	2,740,000

(1)

Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2012 (the “2012 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2007 (the “2007 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the “2003 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 1998 (the “1998 Plan”), and the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the “1996 Plan”).

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

The numbers of shares reflected in column (c) in the table above with respect to the 2012 Plan (1,731,000 shares), 2007 Plan (777,000 shares) and the 2005 Plan (207,000 shares) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.                   Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, and is incorporated herein by reference.

Item 14.                   Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in the Company’s definitive proxy statement for its annual meeting of shareholders to be held on May 21, 2014, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2013, and is incorporated herein by reference.

PART IV

Item 15.                  Exhibits, Financial Statement Schedules.

Item 15(a)(1).        List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2013, 2012 and 2011

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2013

Consolidated Balance Sheets - December 31, 2013 and December 31, 2012

Consolidated Statements of Operations - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2013, 2012 and 2011

Consolidated Statements of Cash Flows - Years Ended December 31, 2013, 2012 and 2011

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

4.5

The Registrant has several classes of long-term debt instruments outstanding. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.13 and Exhibit 10.15 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.2

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

10.6

Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herin by reference.*

10.7

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.8

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

10.9

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.10

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.11

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.12

Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated February 12, 2012.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference.

10.13

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

Exhibit Number	Document

10.14

Amended and Restated Credit Agreement, dated December 16, 2011, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herein by reference.

10.15

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.16

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

SPARTAN MOTORS, INC.

March 13, 2014	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2014	By	/s/ John E. Sztykiel
John E. Sztykiel Director, President and Chief Executive Officer (Principal Executive Officer)

March 13, 2014	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer (Principal Financial and Accounting Officer)

March 13, 2014	By	* /s/ Lori L. Wade
Richard R. Current, Director

March 13, 2014	By	* /s/ Lori L. Wade
Richard F. Dauch, Director

March 13, 2014	By	* /s/ Lori L. Wade
Ronald Harbour, Director

March 13, 2014	By	* /s/ Lori L. Wade
Kenneth Kaczmarek, Director

March 13, 2014	By	* /s/ Lori L. Wade
Andrew Rooke, Director

March 13, 2014	By	* /s/ Lori L. Wade
Hugh W. Sloan, Director

March 13, 2014	*By	/s/ Lori L. Wade
Lori L. Wade Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2013:

Allowance for doubtful accounts	$1,021	$15	$--	$(267)	$769

Reserve for slow-moving inventory	3,056	2,645	--	(3,406)	2,295

Accrued warranty	6,062	5,911	--	(4,394)	7,579

Valuation allowance for deferred tax assets	3,586	110	--	(130)	3,567

Year ended December 31, 2012:

Allowance for doubtful accounts	$749	$324	$--	$(52)	$1,021

Reserve for slow-moving inventory	3,565	671	--	(1,180)	3,056

Accrued warranty	5,802	5,102	--	(4,842)	6,062

Valuation allowance for deferred tax assets	3,546	50	--	(10)	3,586

Year ended December 31, 2011:

Allowance for doubtful accounts	$996	$15	$--	$(262)	$749

Reserve for slow-moving inventory	3,687	2,741	35	(2,898)	3,565

Accrued warranty	5,702	2,750	140	(2,790)	5,802

Valuation allowance for deferred tax assets	3,649	111	--	(214)	3,546

EXHIBIT INDEX

Exhibit Number	Document

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as an exhibit to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2007 (Commission File No. 001-33582), and incorporated herein by reference.

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

4.5

The Registrant has several classes of long-term debt instruments outstanding. The authorized amount of none of these classes of debt exceeds 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.13 and Exhibit 10.15 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors, as amended. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.2

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

10.6

Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herin by reference.*

10.7

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.8

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference.*

10.9

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.10

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.11

Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.

10.12

Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009.  Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated February 12, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference.

10.13

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

10.14

Amended and Restated Credit Agreement, dated December 16, 2011, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herein by reference.

ii

10.15

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.16

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