Form 10-Q
period 2014-03-31
SPARTAN MOTORS INC
filed 2014-05-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2014.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common stock, $.01 par value	34,467,453 shares

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$27,198	$30,707
Accounts receivable, less allowance of $234 and $769	55,579	47,560
Inventories	75,388	81,419
Deferred income tax assets	6,736	6,736
Income taxes receivable	3,188	1,641
Assets held for sale	373	373
Other current assets	2,762	2,291
Total current assets	171,224	170,727

Property, plant and equipment, net	53,159	54,278
Goodwill	15,961	15,961
Intangible assets, net	9,810	10,094
Other assets	2,315	2,222
TOTAL ASSETS	$252,469	$253,282

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$30,270	$30,525
Accrued warranty	7,979	7,579
Accrued customer rebates	1,724	2,190
Accrued compensation and related taxes	7,070	6,440
Deposits from customers	18,383	18,006
Other current liabilities and accrued expenses	6,108	5,333
Current portion of long-term debt	66	79
Total current liabilities	71,600	70,152

Other non-current liabilities	2,446	3,109
Long-term debt, less current portion	5,247	5,261
Deferred income tax liabilities	3,209	3,209

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,483 and 34,210 outstanding	345	342
Additional paid in capital	75,629	75,075
Retained earnings	93,992	96,132
Total Spartan Motors, Inc. shareholders’ equity	169,966	171,549
Non-controlling interest	1	2
Total shareholders’ equity	169,967	171,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$252,469	$253,282

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Sales	$127,959	$96,136
Cost of products sold	115,214	89,789
Gross profit	12,745	6,347

Operating expenses:
Research and development	2,859	2,801
Selling, general and administrative	13,428	10,374
Total operating expenses	16,287	13,175

Operating loss	(3,542)	(6,828)

Other income (expense):
Interest expense	(94)	(70)
Interest and other income	128	146
Total other income (expense)	34	76

Loss before taxes	(3,508)	(6,752)

Taxes	(1,367)	(2,498)

Net loss	(2,141)	(4,254)

Less: net loss attributable to non-controlling interest	(1)	-

Net loss attributable to Spartan Motors, Inc.	$(2,140)	$(4,254)

Basic and Diluted net loss per share	$(0.06)	$(0.13)

Basic and Diluted weighted average common shares outstanding	33,728	33,381

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,141)	$(4,254)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,259	2,038
Gain on disposal of assets	(1)	(17)
Expense from changes in fair value of contingent consideration	286	61
Tax expense related to stock incentive plan transactions	11	13
Stock based compensation related to stock awards	614	269
Decrease (increase) in operating assets:
Accounts receivable	(8,019)	6,830
Inventories	6,031	(10,094)
Income taxes receivable	(1,547)	(1,338)
Other assets	(480)	800
Increase (decrease) in operating liabilities:
Accounts payable	(255)	295
Accrued warranty	400	1,703
Accrued customer rebates	(466)	(822)
Accrued compensation and related taxes	630	(1,942)
Deposits from customers	377	4,096
Other current liabilities and accrued expenses	(101)	(1,680)
Taxes on income	(6)	47
Total adjustments	(267)	259
Net cash used in operating activities	(2,408)	(3,995)

Cash flows from investing activities:
Purchases of property, plant and equipment	(856)	(1,421)
Proceeds from sale of property, plant and equipment	1	27
Net cash used in investing activities	(855)	(1,394)

Cash flows from financing activities:
Proceeds from long-term debt	-	86
Payments on long-term debt	(27)	(7)
Net cash provided from (used in) the exercise, vesting or cancellation of stock incentive awards	(46)	192
Cash paid related to tax impact of stock incentive plan transactions	(11)	(13)
Payment of contingent consideration on a acquisitions	(162)	-
Net cash provided by (used in) financing activities	(246)	258

Net decrease in cash and cash equivalents	(3,509)	(5,131)
Cash and cash equivalents at beginning of period	30,707	21,748
Cash and cash equivalents at end of period	$27,198	$16,617

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non-Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2013	34,210	$342	$75,075	$96,132	$2	$171,551

Issuance of common stock and the tax impact of stock incentive plan transactions	7	-	(57)	-	-	(57)

Issuance of restricted stock, net of cancellation	266	3	(3)	-	-	-

Stock based compensation expense related to restricted stock	-	-	614	-	-	614

Net loss	-	-	-	(2,140)	(1)	(2,141)

Balance at March 31, 2014	34,483	$345	$75,629	$93,992	$1	$169,967

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”) consolidated financial statements for the year ended December 31, 2013, included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014. There have been no changes in such accounting policies as of the date of this report.

The Company has five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. Collectively, Crimson, Crimson Aerials and Classic Fire operate as Spartan ERV. Crimson is a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of March 31, 2014, the results of operations for the three month period ended March 31, 2014 and the cash flows for the three month period ended March 31, 2014, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at March 31, 2014 and December 31, 2013.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2014	December 31, 2013

Finished goods	$14,441	$17,168
Work in process	20,030	25,453
Raw materials and purchased components	43,899	41,093
Reserve for slow-moving inventory	(2,982)	(2,295)

	$75,388	$81,419

The Company has a number of demonstration units as part of its sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $9,252 and $8,861 at March 31, 2014 and December 31, 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $15,000. At March 31, 2014 and December 31, 2013, the Company had outstanding letters of credit totaling $10,255 and $10,429 related to certain emergency response vehicle contracts and the Company’s workers compensation insurance.

At March 31, 2014, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with General Motors Company (“GM”) which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster. As a result of this agreement, there was $1,707 and $1,865 outstanding on the Company’s revolving credit line at March 31, 2014 and December 31, 2013. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through March 31, 2014, the Company has made earn-out payments totaling $5,068, leaving an aggregate maximum amount of future payments of $1,932 as of March 31, 2014. The Company has recorded a contingent liability for the estimated fair value of the future consideration of $1,045 based upon the likelihood of the payments, discounted to March 31, 2014. The contingent liability includes charges of $286 for the three months ended March 31, 2014, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations. Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

Changes in the Company’s warranty liability during the three months ended March 31, 2014 and 2013 were as follows:

	2014	2013
Balance of accrued warranty at January 1	$7,579	$6,062
Warranties issued during the period	1,300	897
Cash settlements made during the period	(1,047)	(1,059)
Changes in liability for pre-existing warranties during the period, including expirations	147	1,865
Balance of accrued warranty at March 31	$7,979	$7,765

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended March 31,
	2014	2013
Basic weighted average common shares outstanding	33,728	33,381
Effect of dilutive stock options	-	-
Diluted weighted average common shares outstanding	33,728	33,381

Anti-dilutive stock awards:
Restricted stock	488	517
Stock options	22	32
	510	549

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

NOTE 5 - BUSINESS SEGMENTS

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

Three Months Ended March 31, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$13,625	$-	$-	$-	$13,625
Emergency Response Body Sales	22,317	-	-	-	22,317
Utilimaster Vehicle Sales	-	58,971	-	-	58,971
Motorhome Chassis Sales	-	-	21,784	-	21,784
Other Specialty Chassis and Vehicles Sales	-	-	2,020	-	2,020
Aftermarket Parts and Assemblies Sales	-	6,205	3,037		9,242
Total Sales	$35,942	$65,176	$26,841	$-	$127,959

Depreciation and Amortization Expense	$259	$1,113	$293	$594	$2,259
Operating Income (Loss)	(3,664)	2,596	633	(3,107)	(3,542)
Segment Assets	74,959	82,580	26,728	68,202	252,469

Three Months Ended March 31, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Chassis Sales	$17,403	$-	$-	$-	$17,403
Emergency Response Body Sales	17,546	-	-	-	17,546
Utilimaster Vehicle Sales	-	26,230	-	-	26,230
Motorhome Chassis Sales	-	-	20,398	-	20,398
Other Specialty Chassis and Vehicles Sales	-	-	2,018	-	2,018
Aftermarket Parts and Assemblies Sales	-	5,683	6,858	-	12,541
Total Sales	$34,949	$31,913	$29,274	$-	$96,136

Depreciation and Amortization Expense	$372	$587	$427	$652	$2,038
Operating Income (Loss)	(2,562)	(3,970)	1,327	(1,623)	(6,828)
Segment Assets	77,601	72,414	29,677	63,732	243,424

NOTE 6 – SUBSEQUENT EVENT

In late April 2014, the Company experienced a network server malfunction at its Spartan ERV manufacturing location in Brandon, South Dakota. The malfunction resulted in the loss of some engineering and manufacturing data, which the subsidiary is currently working to recover. At this time we are unable to estimate the number of units or dollar impact on sales that the malfunction may have for the second quarter and full year 2014. We expect to have more clarity on the impacts on Brandon’s operations by the end of May.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading niche-market engineer and manufacturer in the heavy-duty, Specialty Chassis and Vehicles marketplace. We have five wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Crimson Fire, Inc., located in Brandon, South Dakota (“Crimson”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”); and Classic Fire, LLC (“Classic Fire”), located in Ocala, Florida. We are also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex) a joint venture between Crimson and Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leader in the designing, engineering and manufacturing of specialty heavy-duty chassis. The chassis consists of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for emergency response chassis and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who manufacture the body or apparatus of the vehicle which is mounted on our chassis. Crimson specializes in the engineering and manufacturing of emergency response vehicles built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Classic Fire specializes in manufacturing emergency response vehicles built on chassis from outside sources and provides strategic sourcing of pump modules. Collectively, Crimson, Crimson Aerials and Classic Fire operate under the Spartan ERV brand. Spartan-Gimaex is a 50/50 joint venture that was formed to leverage the complementary footprints, capabilities, brands, technologies and product portfolios of both companies to enable technology sharing, joint product development, commercial agreements and additional purchasing leverage, with the goal of enabling both companies to amass a true global presence in the emergency response vehicle market. Utilimaster is a leading manufacturer of vehicles made to customer specifications in the delivery and service market, including walk-in and hi-cube vans, truck bodies and the ReachTM commercial van.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of specialty vehicle products. We have an innovative team focused on building lasting relationships with our customers. This is accomplished by striving to deliver premium Specialty Chassis and Vehicles, vehicle components, and services that inspire customer loyalty. Our diversification across several sectors creates numerous opportunities while minimizing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Executive Overview

We reported sales of $128.0 million in the first quarter of 2014, an increase of 33.2% from the $96.1 million in sales we reported in the first quarter of 2013, mainly due to strong ReachTM sales. Our gross profit in the first quarter of 2014 was $12.7 million or 10.0% of sales, a 101.6% increase from the $6.3 million and 6.6% of sales we reported in Q1 of 2013, driven by the higher ReachTM sales. We reported a net loss of $2.1 million, or $0.06 per share for the three months ended March 31, 2014, compared to a net loss of $4.3 million, or $0.13 per share for the same period in 2013.

Our Delivery and Service Vehicles segment posted a strong increase in sales to $65.2 million in the first quarter of 2014, a 104.4% increase from the $31.9 million of sales in the same quarter of 2013. Our Emergency Response Vehicles segment posted a slight increase in sales to $35.9 million in the first quarter of 2014, while sales in our Specialty Chassis and Vehicles segment declined by 8.3% to $26.8 million in the first quarter of 2014.

Our overall backlog increased by 19.9% to $274.0 million at March 31, 2014 compared to $228.6 million at March 31, 2013, which reflects strong order intake for our emergency response vehicles.

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

●

The move of our Utilimaster subsidiary’s walk-in van production to a new, single building facility that has resulted in greater manufacturing flexibility and efficiency, higher product quality and lower operating costs. Operating in this new facility has reduced the distance a vehicle travels during assembly from 2.5 miles previously to less than one-half mile today and has eliminated a number of non-value added production steps.

●

A new Enterprise Resource Planning (ERP) system that we began developing in late 2011, with expected go-live for various modules and subsidiaries through 2016. This new ERP system will provide information on a more timely and granular basis, which will enable management to make informed decisions using up to the minute information. In addition, the new ERP system is expected to result in meaningful cost savings through re-engineered and streamlined processes that will impact all aspects of our operations.

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

●

A new fire truck cab interior configuration, which provides additional space and comfort in both the driver and officer positions, improved shoulder harness accessibility, increased interior volume and a 45% reduction in in-cab noise levels when traveling at 45 mph.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2014	2013
Sales	100.0	100.0
Cost of products sold	90.0	93.4
Gross profit	10.0	6.6
Operating expenses:
Research and development	2.2	2.9
Selling, general and administrative	10.5	10.8
Operating loss	(2.8)	(7.1)
Other income (expense), net	0.0	0.1
Loss before taxes	(2.7)	(7.0)
Taxes	(1.1)	(2.6)
Net loss	(1.7)	(4.4)

Quarter Ended March 31, 2014 Compared to the Quarter Ended March 31, 2013

For the three months ended March 31, 2014, we reported consolidated sales of $128.0 million, an increase of $31.9 million or 33.2% compared to $96.1 million reported for the same quarter in 2013. These results reflect an increase in our delivery and service vehicles revenue, mainly due to higher sales of our ReachTM commercial van, and higher sales in our Emergency Response Vehicles segment. These increases were partially offset by a decrease in sales in our Specialty Chassis and Vehicles segment, mainly due to a decrease in sales of aftermarket parts and assemblies. Please refer to our segment discussion below for more information about our segment sales.

Cost of products sold was $115.2 million in the first quarter of 2014 compared to $89.8 million in the first quarter of 2013, an increase of $25.4 million or 28.3%. This increase was driven by the higher sales volumes in our Delivery and Service Vehicles segment. As a percentage of sales, cost of products sold decreased to 90.0% in the first quarter of 2014, compared to 93.4% in the first quarter of 2013, driven by favorable overhead absorption in our Delivery and Service Vehicles segment as a result of the higher 2014 sales volumes and the production inefficiencies experienced in 2013 related to the move to our Bristol, Indiana facility.

Gross profit increased by $6.4 million, or 101.6%, to $12.7 million for the quarter ended March 31, 2014 from $6.3 million for the same period in 2013. Gross margin increased to 10.0% from 6.6% over the same time period, mainly due to the favorable overhead absorption in our Delivery and Service Vehicles segment resulting from the higher 2014 sales volumes and the production inefficiencies experienced in 2013 related to the move to our Bristol, Indiana facility.

Operating expenses increased by $3.1 million or 23.5% to $16.3 million for the quarter ended March 31, 2014, compared to $13.2 million for the same period in 2013. Research and development expense in the first quarter of 2014 was flat with the same period in 2013, while Selling, general and administrative expense increased by $3.0 million, or 28.8% to $13.4 million from $10.4 million in the first quarter of 2013. $1.6 million of the increase in Selling, general and administrative expense was due to higher sales commissions and costs associated with various marketing and sales initiatives, while $1.0 million was due to severance accrued during the quarter. An additional $0.3 million was due to the timing of employee stock grants, which were made in the first quarter in 2014 and in the second quarter in 2013, while the remainder was due to higher accruals for earn-out payments as a result of the strong Utilimaster sales. Please refer to the discussion on contingent obligations below for more information on the Utilimaster earn-out contingency.

Our effective income tax rate was 39.0% in the first quarter of 2014, compared to 37.0% in the first quarter of 2013. This increase was due to the expiration of the research and development tax credit on December 31, 2013, which had been used in computing the 2013 tax rate.

We recorded a net loss of $2.1 million, or $0.06 per share, for the three months ended March 31, 2014, compared to a net loss of $4.3 million, or $0.13 per share for the same period in 2013. Driving the decrease in net loss for the three months ended March 31, 2014 compared with the prior year were the factors discussed above.

At March 31, 2014, we had $274.0 million in backlog compared to $228.6 million at March 31, 2013, an increase of $45.4 million or 19.9%. This increase is mainly attributable to a $72.2 million increase in our emergency response vehicles backlog, largely as a result of the order for 70 fire trucks for Peru that was received in late 2013. Partially offsetting this increase were decreases of $17.0 million in our delivery and service vehicles backlog, due to a reduction in the volume of ReachTM orders, along with a decrease of $9.8 million in our specialty chassis and vehicles backlog due to the completion of defense orders in 2013 and recent softness in motor home chassis orders. We anticipate filling our current backlog orders by March, 2015.

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

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis, the Spartan ERV operations and the Spartan-Gimaex joint venture. Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations. Our Specialty Chassis and Vehicles segment is comprised of the motorhome, aftermarket parts and assemblies, defense and other specialty vehicle operations of Spartan Chassis. For certain financial information related to each segment, see Note 5 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data

(Dollars in thousands)

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%

Sales	$35,942	100.0%	$34,949	100.0%

Operating loss	(3,664)	(10.2)%	(2,562)	(7.3)%

Segment assets	74,959		77,601

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

Sales in our Emergency Response Vehicles segment increased by $1.0 million, or 2.9% to $35.9 million in the first quarter of 2014 compared to $34.9 million for the same period of 2013. This increase was driven by the mix of emergency response bodies sales, as more complex units were sold in 2014 as compared with those in 2013, resulting in a $4.8 million increase in sales. The increase in bodies sales was partially offset by a $3.8 million decrease in emergency response chassis sales as a result of lower unit volume in 2014 compared to 2013. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment increased by $1.1 million, or 42.3%, to a loss of $3.7 million in the first quarter of 2014 compared to an operating loss of $2.6 million in the first quarter of 2013. $1.6 million of this increase was due to higher production costs due to operating inefficiencies in the first quarter of 2014, while $0.5 million of the increase is due to higher selling costs due to additional marketing and export related spending. Partially offsetting these increases were decreases of $0.5 million as a result of higher warranty accruals in 2013 and $0.5 million related to the establishment of a new distributer incurred in 2013.

Delivery and Service Vehicles

Financial Data

(Dollars in thousands)

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%

Sales	$65,176	100.0%	$31,913	100.0%

Operating income (loss)	2,596	4.0%	(3,970)	(12.4)%

Segment assets	82,580		72,414

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

Sales for the first quarter of 2014 in our Delivery and Service Vehicles segment increased by $33.3 million or 104.4% to $65.2 million compared to $31.9 million for the first quarter of 2013. The increase in sales was driven by higher unit shipments in the first quarter of 2014, particularly for our ReachTM commercial van. First quarter 2014 revenue includes approximately $7 million for shipments of ReachTM units that were delayed from the fourth quarter of 2013 due to a supplier component shortage. We expect sales in our Delivery and Service Vehicles segment to be approximately $200 million for full year 2014. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2014 to the first quarter of 2013.

Operating income in our Delivery and Service Vehicles segment for the first quarter of 2014 increased by $6.6 million to income of $2.6 million, compared to an operating loss of $4.0 million for the same period of 2013. The increase is mainly due to favorable overhead absorption due to the higher sales volumes and efficiencies gained in 2014 resulting from the completion of our walk-in van production move to the Bristol, Indiana.

Specialty Chassis and Vehicles

Financial Data

(Dollars in thousands)

	Three Months Ended March 31,
	2014		2013
	Amount	%	Amount	%

Sales	$26,841	100.0%	$29,274	100.0%

Operating Income (loss)	633	2.4%	1,327	4.5%

Segment assets	26,728		29,677

Comparison of the Three Month Periods Ended March 31, 2014 and 2013

Sales for the first quarter of 2014 in our Specialty Chassis and Vehicles segment decreased by $2.5 million or 8.5% to $26.8 million compared to $29.3 million for the first quarter of 2013. This decrease was due to a $3.9 million decrease in sales of defense related aftermarket parts and assemblies, which was partially offset by a $1.4 million increase in motor home chassis sales. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2014 to the first quarter of 2013.

Operating income for our Specialty Chassis and Vehicles segment for the first quarter of 2014 decreased by $0.7 million, or 53.8% to $0.6 million, compared to $1.3 million for the same period of 2013. Lower sales of aftermarket parts contributed $1.3 million to the decrease, while higher operating expenses, mainly due to an increase in motor home related engineering projects, contributed $0.4 million to the decrease. These decreases were partially offset by a $1.0 million recall related accrual recorded in the first quarter of 2013, which did not recur in 2014.

Financial Condition

Balance Sheet at March 31, 2014 compared to December 31, 2013

Cash decreased by $3.5 million, or 11.4%, to $27.2 million at March 31, 2014 from $30.7 million at December 31, 2013. Please see the discussion of cash flow activity below for more information on our uses of cash in the first quarter of 2014.

Accounts receivable increased by $8.0 million, or 16.8%, to $55.6 million at March 31, 2014, compared to $47.6 million at December 31, 2013, due to higher sales volume in the latter half of the first quarter of 2014 compared to sales in the latter half of the fourth quarter of 2013. Days sales outstanding was at 38 days in both the first quarter of 2014 and the fourth quarter of 2013.

Inventory decreased by $6.0 million or 7.4% to $75.4 million at March 31, 2014 compared to $81.4 million at December 31, 2013 mainly due to the resolution of supplier issues that delayed the final production of units in the Delivery and Service Vehicles segment during the fourth quarter of 2013. Days inventory outstanding decreased to 66 days in the first quarter of 2014, compared to 71 days in the fourth quarter of 2013, due to the impact of a lower average inventory balance during the first quarter of 2014.

Income taxes receivable increased by $1.6 million or 100.0% to $3.2 million at March 31, 2014 compared to $1.6 million at December 31, 2013 due to the net loss recorded in the first quarter of 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Through March 31, 2014, cash and cash equivalents decreased by $3.5 million to a balance of $27.2 million compared to $30.7 million at December 31, 2013. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the three months ended March 31, 2014, we utilized $2.4 million of cash in operating activities, which represents a $1.6 million decrease from the $4.0 million of cash that was used by operations for the three months ended March 31, 2013.  The increase in cash generated in 2014 was driven by a lower net loss recorded in 2014.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2014.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $0.9 million in investing activities in the first quarter of 2014, a $0.5 million decrease compared to the $1.4 million utilized in the first quarter of 2013. This decrease is mainly the result of lower capital spending due to the completion of the move of our Utilimaster operations to Bristol, Indiana in 2013.

In 2014 we expect to make total cash capital investments of $3 million to $4 million, including capital spending for our ERP system implementation and replacement and upgrades of machinery and equipment used in operations.

Cash Flow from Financing Activities

We utilized $0.2 million of cash in financing activities in the first quarter of 2014, compared to $0.3 million provided by financing activities in the first quarter of 2013. This change is due to the $0.2 million earn-out payment made in 2014 related to our 2009 Utilimaster acquisition, along with a decrease in the amount of cash received from option exercises in 2014 compared to 2013.

Working Capital

Our working capital was as follows (in thousands):

	March 31, 2014	December 31, 2013	Change

Current assets	$171,224	$170,727	$497

Current liabilities	71,600	70,152	1,448

Working capital	$99,624	$100,575	$(951)

The decrease in our working capital at March 31, 2014 from December 31, 2013, was driven by small increases in various balance sheet line items within current liabilities. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million, which become due through the first quarter of 2015. Through March 31, 2014, we have made payments totaling $5.1 million, leaving an aggregate maximum amount of future payments of $1.9 million. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in Utilimaster’s expected performance, resulting in a balance of $1.0 million at March 31, 2014, based upon the likelihood of the payments, discounted to the reporting date. We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years. Under the terms of the agreement, we may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions. Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. The credit facility matures on December 16, 2016. We had no drawings against this credit line as of March 31, 2014 or December 31, 2013. During the period ended March 31, 2014, and in future periods, our revolving credit facility was utilized, and will continue to be utilized, by General Motors Company (“GM”) to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. Accordingly, we do not consider the chassis and related draws against our credit line to be our assets or liabilities, and do not record them on our balance sheets. This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us. See Note 3, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at March 31, 2014 and December 31, 2013.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $15.0 million. At March 31, 2014 and December 31, 2013, we had outstanding letters of credit totaling $10.3 million and $10.4 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At March 31, 2014, we were in compliance with all debt covenants, and, based on our current outlook for 2014, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.3 million as of March 31, 2014 due and payable over the next seven years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through March 31, 2014, no shares were repurchased under this authorization.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On May 1, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on June 19, 2014 to shareholders of record on May 15, 2014.

On October 24, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 19, 2013 to shareholders of record at the close of business on November 14, 2013.

On May 8, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 27, 2013 to shareholders of record at the close of business on May 23, 2013.

The aggregate amount of dividends paid in 2013 was $3.4 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 13, 2014. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2013 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At March 31, 2014 and December 31, 2013, we had goodwill recorded on the financial statements of our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing

The date of our most recently completed annual impairment testing was October 1, 2013. We performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. Based on the results of the first step of our two-step impairment test we determined that the fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We completed our most recent annual impairment testing for our indefinite-lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, as of October 1, 2013 by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. Based on the results of our impairment testing, we determined that the fair value of our indefinite-lived intangible assets exceeded their carrying cost at October 1, 2013, and accordingly, there was no impairment at the annual testing date.

Since October 1, 2013, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Delivery and Service Vehicles reporting unit or our indefinite-lived intangible assets below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

See Note 1, General and Summary of Accounting Policies and Note 6, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2013 for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred. See also Note 3 – Commitments and Contingent Liabilities, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2014, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Item 4.     Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2014. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.     Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2013 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through March 31, 2014 no shares were repurchased under this authorization.

During the quarter ended March 31, 2014 there were 16,867 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	--	$--	--	1,000,000
February 1 to February 28	1,628	5.59	--	1,000,000
March 1 to March 31	15,239	5.35	--	1,000,000
Total	16,867	$5.38	--	1,000,000

Item 6.     Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2014	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document