Form 10-Q
period 2014-06-30
SPARTAN MOTORS INC
filed 2014-08-05
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2014.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common stock, $.01 par value	34,274,319 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$29,677	$30,707
Accounts receivable, less allowance of $194 and $769	49,186	47,560
Inventories	84,432	81,419
Deferred income tax assets	6,736	6,736
Income taxes receivable	3,704	1,641
Assets held for sale	329	373
Other current assets	2,410	2,291
Total current assets	176,474	170,727

Property, plant and equipment, net	52,190	54,278
Goodwill	15,961	15,961
Intangible assets, net	9,526	10,094
Other assets	2,157	2,222
TOTAL ASSETS	$256,308	$253,282

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$35,246	$30,525
Accrued warranty	8,564	7,579
Accrued customer rebates	2,282	2,190
Accrued compensation and related taxes	7,350	6,440
Deposits from customers	17,983	18,006
Other current liabilities and accrued expenses	6,269	5,333
Current portion of long-term debt	58	79
Total current liabilities	77,752	70,152

Other non-current liabilities	2,362	3,109
Long-term debt, less current portion	5,232	5,261
Deferred income tax liabilities	3,209	3,209

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,273 and 34,210 outstanding	343	342
Additional paid in capital	75,474	75,075
Retained earnings	91,952	96,132
Total Spartan Motors, Inc. shareholders’ equity	167,769	171,549
Non-controlling interest	(16)	2
Total shareholders’ equity	167,753	171,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$256,308	$253,282

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Sales	$115,795	$120,874	$243,754	$217,010
Cost of products sold	101,133	105,248	216,347	195,038
Gross profit	14,662	15,626	27,407	21,972

Operating expenses:
Research and development	2,740	2,897	5,599	5,698
Selling, general and administrative	11,891	11,661	25,319	22,035
Total operating expenses	14,631	14,558	30,918	27,733

Operating income (loss)	31	1,068	(3,511)	(5,761)

Other income (expense):
Interest expense	(91)	(87)	(185)	(156)
Interest and other income	111	115	239	261
Total other income (expense)	20	28	54	105

Income (loss) before taxes	51	1,096	(3,457)	(5,656)

Taxes	(179)	405	(1,546)	(2,093)

Net Income (loss)	230	691	(1,911)	(3,563)

Less: net loss attributable to non-controlling interest	(17)	-	(18)	-

Net income (loss) attributable to Spartan Motors Inc.	$247	$691	$(1,893)	$(3,563)

Basic net earnings (loss) per share	$0.01	$0.02	$(0.06)	$(0.11)

Diluted net earnings (loss) per share	$0.01	$0.02	$(0.06)	$(0.11)

Basic weighted average common shares outstanding	34,446	34,105	33,842	33,447

Diluted weighted average common shares outstanding	34,450	34,139	33,842	33,447

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(1,911)	$(3,563)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,419	4,550
Gain on disposal of assets	(92)	(61)
Expense from changes in fair value of contingent consideration	346	134
Tax expense related to stock incentive plan transactions	46	41
Stock based compensation related to stock awards	954	908
Decrease (increase) in operating assets:
Accounts receivable	(1,626)	(3,413)
Inventories	(3,013)	(6,100)
Income taxes receivable	(2,063)	(1,169)
Other assets	(119)	944
Increase (decrease) in operating liabilities:
Accounts payable	4,721	1,233
Accrued warranty	985	1,513
Accrued customer rebates	92	(572)
Accrued compensation and related taxes	910	(1,692)
Deposits from customers	(23)	4,620
Other current liabilities and accrued expenses	61	(2,378)
Taxes on income	(35)	64
Total adjustments	5,563	(1,378)
Net cash provided by (used in) operating activities	3,652	(4,941)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,868)	(2,485)
Proceeds from sale of property, plant and equipment	240	155
Proceeds from notes receivable	-	2,500
Net cash provided by (used in) investing activities	(1,628)	170

Cash flows from financing activities:
Purchase and retirement of common stock	(1,000)	-
Proceeds from long-term debt	-	138
Payments on long-term debt	(51)	(33)
Net cash provided from (used in) the exercise, vesting or cancellation of stock incentive awards	(72)	282
Cash paid related to tax impact of stock incentive plan transactions	(46)	(41)
Payment of contingent consideration on acquisitions	(162)	-
Payment of dividends	(1,723)	(1,705)
Net cash used in financing activities	(3,054)	(1,359)

Net decrease in cash and cash equivalents	(1,030)	(6,130)
Cash and cash equivalents at beginning of period	30,707	21,748
Cash and cash equivalents at end of period	$29,677	$15,618

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2013	34,210	$342	$75,075	$96,132	$2	$171,551

Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(118)	-	-	(118)

Issuance of restricted stock, net of cancellation	251	3	(3)	-	-	-

Stock based compensation expense related to restricted stock	-	-	954	-	-	954

Dividends	-	-	-	(1,723)	-	(1,723)

Purchase and retirement of common stock	(197)	(2)	(434)	(564)	-	(1,000)

Net loss	-	-	-	(1,893)	(18)	(1,911)

Balance at June 30, 2014	34,273	$343	$75,474	$91,952	$(16)	$167,753

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of June 30, 2014, the results of operations for the three and six month periods ended June 30, 2014 and the cash flows for the six month period ended June 30, 2014, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at June 30, 2014 and December 31, 2013.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

Recently issued accounting standard

In May, 2014 the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact of the adoption of the new revenue recognition standard on its consolidated financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2014	2013

Finished goods	$15,541	$17,168
Work in process	21,574	25,453
Raw materials and purchased components	50,739	41,093
Reserve for slow-moving inventory	(3,422)	(2,295)

	$84,432	$81,419

The Company has a number of demonstration units as part of its sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $10,113 and $8,861 at June 30, 2014 and December 31, 2013.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $15,000. At June 30, 2014 and December 31, 2013, the Company had outstanding letters of credit totaling $10,654 and $10,429 related to certain emergency response vehicle contracts and the Company’s workers compensation insurance.

At June 30, 2014, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with General Motors Company (“GM”) which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster. As a result of this agreement, there was $1,618 and $1,865 outstanding on the Company’s revolving credit line at June 30, 2014 and December 31, 2013. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through June 30, 2014, the Company has made earn-out payments totaling $5,068, leaving an aggregate maximum amount of future payments of $1,932. The Company has recorded a contingent liability for the estimated fair value of the future consideration of $1,105 based upon the likelihood of the payments, discounted to June 30, 2014. The contingent liability includes charges of $60 and $346 for the three and six months ended June 30, 2014, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations. Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

Changes in the Company’s warranty liability during the six months ended June 30, 2014 and 2013 were as follows:

	2014	2013
Balance of accrued warranty at January 1	$7,579	$6,062
Warranties issued during the period	2,336	1,667
Cash settlements made during the period	(1,958)	(2,018)
Changes in liability for pre-existing warranties during the period, including expirations	607	1,864
Balance of accrued warranty at June 30	$8,564	$7,575

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	34,446	34,105	33,842	33,447

Effect of dilutive stock options	4	34	-	-
Diluted weighted average common shares outstanding	34,450	34,139	33,842	33,447

Anti-dilutive stock awards:
Restricted stock	-	-	490	555
Stock options	-	-	7	33
	-	-	497	588

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

The Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Crimson, Crimson Aerials, Classic Fire and Spartan-Gimaex (collectively Crimson, Crimson Aerials and Classic Fire operate under the name Spartan ERV). This segment engineers and manufactures emergency response chassis and bodies. Previously, the company reported sales of emergency response chassis and emergency response bodies separately. Since 2012, since the emergency response vehicles business was aligned under the Spartan brand, the chassis and body operations have become increasingly aligned. As a result, the company believes it is appropriate to report revenue for this segment as one product group, Emergency Response Vehicles. Reporting for prior periods has been recast accordingly.

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

Three Months Ended June 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$42,118	$-	$-	$-	$42,118
Delivery & Service Vehicles Sales	-	44,639	-	-	44,639
Motorhome Chassis Sales	-	-	17,799	-	17,799
Other Specialty Chassis and Vehicles Sales	-	-	2,176	-	2,176
Aftermarket Parts and Assemblies Sales	-	4,894	4,169	-	9,063
Total Sales	$42,118	$49,533	$24,144	$-	$115,795

Depreciation and Amortization Expense	$249	$1,122	$188	$601	$2,160
Operating Income (Loss)	$(1,461)	$1,683	$1,426	$(1,617)	$31
Segment Assets	$87,811	$74,655	$21,843	$71,999	$256,308

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Three Months Ended June 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$43,781	$-	$-	$-	$43,781
Delivery & Service Vehicles Sales	-	38,591	-	-	38,591
Motorhome Chassis Sales	-	-	20,378	-	20,378
Other Specialty Chassis and Vehicles Sales	-	-	4,738	-	4,738
Aftermarket Parts and Assemblies Sales	-	5,564	7,822	-	13,386
Total Sales	$43,781	$44,155	$32,938	$-	$120,874

Depreciation and Amortization Expense	$365	$1,065	$399	$683	$2,512
Operating Income (Loss)	$438	$(1,640)	$3,900	$(1,630)	$1,068
Segment Assets	$83,567	$74,722	$24,980	$61,059	$244,328

Six Months Ended June 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$78,060	$-	$-	$-	$78,060
Delivery & Service Vehicles Sales	-	103,610	-	-	103,610
Motorhome Chassis Sales	-	-	39,584	-	39,584
Other Specialty Chassis and Vehicles Sales	-	-	4,196	-	4,196
Aftermarket Parts and Assemblies Sales	-	11,099	7,205	-	18,304
Total Sales	$78,060	$114,709	$50,985	$-	$243,754

Depreciation and Amortization Expense	$508	$2,235	$481	$1,195	$4,419
Operating Income (Loss)	$(5,125)	$4,279	$2,059	$(4,724)	$(3,511)
Segment Assets	$87,811	$74,655	$21,843	$71,999	$256,308

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Six Months Ended June 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$78,731	$-	$-	$-	$78,731
Delivery & Service Vehicles Sales	-	64,821	-	-	64,821
Motorhome Chassis Sales	-	-	40,776	-	40,776
Other Specialty Chassis and Vehicles Sales	-	-	6,756	-	6,756
Aftermarket Parts and Assemblies Sales	-	11,247	14,679	-	25,926
Total Sales	$78,731	$76,068	$62,211	$-	$217,010

Depreciation and Amortization Expense	$737	$1,652	$826	$1,335	$4,550
Operating Income (Loss)	$(2,123)	$(5,609)	$5,227	$(3,256)	$(5,761)
Segment Assets	$83,567	$74,722	$24,980	$61,059	$244,328

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

We reported sales of $115.8 million in the second quarter of 2014, a decrease of 4.2% from the $120.9 million in sales we reported in the second quarter of 2013, due to a $3.7 million decrease in sales of aftermarket parts and assemblies and a $1.4 million decrease in sales of vehicles and chassis. Our gross profit in the second quarter of 2014 was $14.7 million, a 5.8% decrease from the $15.6 million we reported in the second quarter of 2013, driven by the lower sales volumes. Our gross margin in the second quarter of 2014 was 12.7%, compared to 12.9% in the second quarter of 2013. We reported net earnings of $0.2 million, or $0.01 per share for the second quarter of 2014, compared to net earnings of $0.7 million, or $0.02 per share for second quarter of 2013.

Our overall backlog was $246.7 million at June 30, 2014, which represents increases of 5.8% compared to $233.1 million at June 30, 2013, and 1.6% compared to $242.7 million at December 31, 2013, reflecting strong order intake during the past year for our emergency response vehicles.

During the second quarter of 2014 we repurchased 197,087 shares of our common stock at an aggregate purchase price of $1.0 million.

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

●

The move of our Utilimaster subsidiary’s walk-in van production to a new, single building facility has resulted in greater manufacturing flexibility and efficiency, higher product quality and lower operating costs. Operating in this new facility has eliminated a number of non-value added production steps and will continue to result in increasing profitability as we steadily improve our manufacturing operations.

●	Our new passive steer tag axle for the recreational vehicle industry. A completely new passive tag axle design that produces a 7% reduction in curb-to-curb turning radius for luxury motor coaches.

●

A new fire truck cab interior configuration, which provides additional space and comfort in both the driver and officer positions, improved shoulder harness accessibility, increased interior volume and a 45% reduction in in-cab noise levels when traveling at 45 mph.

●

Our ability to react swiftly when challenges arise, as demonstrated by the turnaround of our Specialty Chassis and Vehicles segment from an operating loss of $2.3 million in 2011 to operating income of $10.0 million in 2013.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Sales	100.0	100.0	100.0	100.0
Cost of products sold	87.3	87.1	88.8	89.9
Gross profit	12.7	12.9	11.2	10.1
Operating expenses:
Research and development	2.4	2.4	2.3	2.6
Selling, general and administrative	10.3	9.6	10.4	10.2
Operating income (loss)	0.0	0.9	(1.4)	(2.7)
Other income (expense), net	0.0	0.0	0.0	0.0
Income (loss) before taxes	0.0	0.9	(1.4)	(2.6)
Taxes	(0.2)	0.3	(0.6)	(1.0)
Net earnings (loss)	0.2	0.6	(0.8)	(1.6)

Quarter Ended June 30, 2014 Compared to the Quarter Ended June 30, 2013

Sales

For the second quarter of 2014, we reported consolidated sales of $115.8 million compared to $120.9 million for the same quarter in 2013, a decrease of $5.1 million or 4.2%. These results reflect a decrease in our Specialty Chassis and Vehicles and Emergency Response Vehicles segments due to a combination of lower unit sales of vehicles and lower parts sales. These decreases were partially offset by an increase in sales in our Delivery and Service Vehicles segment, mainly due to increased unit volume of our Reach commercial van. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $101.1 million in the second quarter of 2014 compared to $105.2 million in the second quarter of 2013, a decrease of $4.1 million or 3.9%. This decrease was driven by the lower sales volumes in our Specialty Chassis and Vehicles and Emergency Response Vehicles segments.

Gross Profit

Gross profit was $14.7 million for the second quarter of 2014 compared to $15.6 million for the second quarter of 2013, a decrease of $0.9 million, or 5.8%. $2.5 million of this decrease is due to unfavorable product mix in 2014, while $0.6 million of the decrease is due to an increase in warranty reserves resulting from unfavorable claims experience in our Emergency Response Vehicles segment in 2014. $0.4 million of the decrease is due to increased overhead costs, mainly resulting from a second quarter 2014 network server malfunction that has impacted production in our Emergency Response Vehicles segment. Partially offsetting these decreases was an increase of $2.6 million in our Delivery and Service Vehicles segment due to higher unit volumes.

Gross margin decreased by 20 basis points to 12.7% in the second quarter of 2014 compared to 12.9% in the second quarter of 2013. 230 basis points of the decrease is due to less favorable product mix, while 70 basis points is due to increased overhead costs in our Emergency Response Vehicles segment as a result of increased warranty claims experience and the network server malfunction experienced in the second quarter of 2014. Offsetting these decreases was an increase of 280 basis points due to favorable overhead absorption as a result of higher sales volumes in our Delivery and Service Vehicles segment following the early 2013 move to our Bristol, Indiana facility.

Operating Expenses

Operating expenses for the second quarter of 2014 were flat at $14.6 million compared to the same period in 2013. Research and development expense in the second quarter of 2014 was $2.7 million compared to $2.9 million for the same period in 2013 a decrease of $0.2 million, or 6.9%, while Selling, general and administrative expense was $11.9 million compared to $11.7 million in the second quarter of 2013, an increase of $0.2 million, or 1.7%. The decrease in Research and development expense was mainly due to a decrease in production engineering expense as a result of lower chassis unit volumes in our Emergency Response Vehicles segment, while the increase in Selling, general and administrative expense was mainly due to higher spending on promotions and trade shows related to our Specialty Chassis and Vehicles segment.

Taxes

Our effective income tax rate was (349.3)% in the second quarter of 2014, compared to 37.0% in the second quarter of 2013. Our effective tax rate in the second quarter of 2014 was impacted by an adjustment recorded in the quarter to our tax provision as a result of a change in our expectations for our full year financial performance. During the second quarter of 2014 we recorded an income tax credit of $0.2 million to increase the balance of the tax benefit recorded for the first half of 2014 to the Company’s current estimated full year effective tax rate of 44.7%.

Net Earnings

We recorded net earnings of $0.2 million, or $0.01 per share, for the second quarter of 2014, compared to net earnings of $0.7 million, or $0.02 per share for the same period in 2013. Driving the decrease in net earnings compared with the prior year were the factors discussed above.

Order Backlog

At June 30, 2014, we had $246.7 million in backlog compared to $233.1 million at June 30, 2013, an increase of $13.6 million or 5.8%. This increase is mainly attributable to a $50.0 million increase in our emergency response vehicles backlog, largely as a result of the order for 70 fire trucks for Peru that was received in late 2013. Partially offsetting this increase was a decrease of $37.4 million in our delivery and service vehicles backlog, due to a reduction in the volume of Reach orders. Backlog in our Specialty Chassis and Vehicles segment increased by $1.0 million.

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

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Sales

For the six months ended June 30, 2014, we reported consolidated sales of $243.8 million compared to $217.0 million reported for the same period in 2013, an increase of $26.8 million or 12.4%. These results reflect increased revenue in our Delivery and Service Vehicles segment, mainly due to higher sales of our Reach commercial van, partially offset by lower sales in our Specialty Chassis and Vehicles segment. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $216.3 million in the six months ended June 30, 2014 compared to $195.0 million for the same period in 2013, an increase of $21.3 million or 10.9%. $28.1 million of this increase was driven by the higher unit volumes in our Delivery and Service Vehicles segment, while $2.0 million was due to higher overhead charges incurred in our Emergency Response Vehicles segment due to an unfavorable product mix and production difficulties as a result of a network server failure in 2014. Partially offsetting these increases was an $8.8 million decrease in our Specialty Chassis and Vehicles segment due to lower sales volumes in 2014.

Gross Profit

Gross profit was $27.4 million for the six months ended June 30, 2014 compared to $22.0 million for the same period in 2013, an increase of $5.4 million, or 24.5%, mainly due to higher unit volumes in our Delivery and Service Vehicles segment. Gross margin increased to 11.2% from 10.1% over the same time period, with a 420 basis point increase due to favorable overhead absorption as a result of higher unit sales volumes in 2014 in our Delivery and Service Vehicles segment. This increase was partially offset by decreases of 160 basis points due to an unfavorable product mix in our Emergency Response Vehicles segment in 2014 and 150 basis points in our Specialty Chassis and Vehicles segment due to an unfavorable product mix as a result of lower sales of defense related aftermarket parts and assemblies in 2014.

Operating Expenses

Operating expenses were $30.9 million for the six months ended June 30, 2014, compared to $27.7 million for the same period in 2013 an increase of $3.2 million or 11.6%. Research and development expense was $0.1 million lower than the same period in 2013, while Selling, general and administrative expense increased by $3.3 million, or 15.0% to $25.3 million in 2014 from $22.0 million in 2013. The decrease in Research and development expense was mainly due to a reduction in engineering projects in our Delivery and Service Vehicles segment. $1.0 million of the increase in Selling, general and administrative expense was due to severance accrued during the first quarter of 2014, including the departure of two officers. $0.9 million of the increase was due to higher sales commissions and earn-out expense as a result of increased sales in our Delivery and Service Vehicles segment in 2014, with an additional $0.8 million due to higher sales commissions and costs associated with various other 2014 marketing and sales initiatives. The remainder of the increase was due to higher legal fees incurred in 2014.

Taxes

Our effective income tax rate was 44.7% for the six months ended June 30, 2014, compared to 37.0% for the same period of 2013. The increase in our effective rate in 2014 was due to the expiration of the research and development tax credit on December 31, 2013, which had been used in computing the 2013 tax rate.

Net Earnings

We recorded a net loss of $1.9 million, or $0.06 per share, for the six months ended June 30, 2014, compared to a net loss of $3.6 million, or $0.10 per share for the same period in 2013. Driving the decrease in net loss for the six months ended June 30, 2014 compared with the prior year were the factors discussed above.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis, the Spartan ERV operations and the Spartan-Gimaex joint venture. Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations. Our Specialty Chassis and Vehicles segment is comprised of the motor home, aftermarket parts and assemblies, defense and other specialty vehicle operations of Spartan Chassis. For certain financial information related to each segment, see Note 5 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Sales	$42,118	100.00%	$43,781	100.00%

Operating income (loss)	(1,461)	(3.5)%	438	1.0%

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Sales	$78,060	100.00%	$78,731	100.00%

Operating loss	(5,125)	(6.6)%	(2,123)	(2.7)%

Segment assets	87,811		83,567

Comparison of the Quarters Ended June 30, 2014 and 2013

Sales in our Emergency Response Vehicles segment were $42.1 million in the second quarter of 2014 compared to $43.8 million for the same period of 2013, a decrease of $1.7 million, or 3.9%. This decrease was due to a reduction in the overall unit volume that resulted in a $12.8 million decrease in revenue, which was mostly offset by an $11.1 million increase due to sales mix as higher unit volume of complete vehicles replaced lower unit volume of chassis. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

We reported an operating loss for our Emergency Response Vehicles segment of $1.5 million in the second quarter of 2014 compared to operating income of $0.4 million in the second quarter of 2013, a decrease of $1.9 million. $1.0 million of this decrease was due to an unfavorable sales mix in 2014 that included a lower proportion of chassis sales, while $0.6 million was due to an increase in warranty reserves resulting from unfavorable claims experience in 2014. The remainder of the decrease was due to increased overhead costs, mainly as a result of a network server failure experienced in the second quarter of 2014.

During the second quarter of 2014, our Emergency Response Vehicles segment experienced a network server malfunction at its Brandon, South Dakota manufacturing facility, resulting in the loss of certain engineering and manufacturing data. This server malfunction is expected to result in an indeterminate, but modest, reduction in production rates at this facility, primarily in the third quarter. Despite this challenge, we expect our Emergency Response Vehicles segment to report a continued improvement for the second half of 2014.

Comparison of the Six Month Periods Ended June 30, 2014 and 2013

Sales in our Emergency Response Vehicles segment were $78.1 million for the six months ended June 30, 2014 compared to $78.7 million for the same period of 2013, a decrease of $0.6 million, or 0.8%. This decrease was generally due to lower overall unit volumes during the six months ended June 30, 2014, which was largely offset by a richer product mix. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $5.1 million for the six months ended June 30, 2014 compared to a loss of $2.1 million for the same period of 2013, an increase of $3.0 million, or 142.9%. $2.0 million of this increase was due to a less favorable mix of products sold during the six months ended June 30, 2014 with a decrease in emergency response chassis sales, which generally carry higher margins, largely offset by increased emergency response body sales. An additional $1.0 million of the decrease was related to higher production costs due to operating inefficiencies in 2014.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Sales	$49,533	100.0%	$44,155	100.0%

Operating income (loss)	1,683	3.4%	(1,640)	(3.7)%

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Sales	$114,709	100.0%	$76,068	100.0%

Operating income (loss)	4,279	3.7%	(5,609)	(7.4)%

Segment assets	74,655		74,722

Comparison of the Quarters Ended June 30, 2014 and 2013

Sales for the second quarter of 2014 in our Delivery and Service Vehicles segment were $49.5 million compared to $44.2 million for the second quarter of 2013, an increase of $5.3 million or 12.0%. The increase in sales was driven by higher unit shipments in the second quarter of 2014, particularly for our Reach commercial van. Price increases for our Reach commercial van contributed approximately $0.7 million to the sales increase in second quarter of 2014 compared to the same period in 2013.

Operating income in our Delivery and Service Vehicles segment for the second quarter of 2014 was $1.7 million, compared to an operating loss of $1.6 million for the same period of 2013, an increase of $3.3 million. $2.1 million of the increase is due to favorable overhead absorption as a result of higher unit sales volumes in 2014, while $0.7 million is due to price increases on our Reach commercial van. The remainder of the increase is mainly due to reduced material cost as a result of product re-engineering and in-sourcing of fabricated parts.

Comparison of the Six Month Periods Ended June 30, 2014 and 2013

Sales for the six months ended June 30, 2014 were $114.7 million compared to $76.1 million for the same period of 2013, an increase of $38.6 million or 50.7%. The increase in sales was driven by higher unit shipments in the first six months of 2014, particularly for our Reach commercial van. Sales for first six months of 2014 include approximately $7.0 million for shipments of Reach units that were delayed from the fourth quarter of 2013 due to a supplier component shortage. Price increases for our Reach commercial van contributed $0.7 million to the sales increase in the six months ended June 30, 2014 compared to the same period in 2013. We expect sales in our Delivery and Service Vehicles segment to be approximately $200.0 million for full year 2014.

Operating income increased by $9.9 million to income of $4.3 million, compared to an operating loss of $5.6 million for the same period of 2013. The increase is mainly due to favorable overhead absorption as a result of the higher sales volumes in 2014.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Sales	$24,144	100.0%	$32,938	100.0%

Operating Income	1,426	5.9%	3,900	11.8%

Segment assets	21,843		24,980

	Six Months Ended June 30,
	2014		2013
	Amount	%	Amount	%

Sales	$50,985	100.0%	$62,211	100.0%

Operating Income	2,059	4.0%	5,227	8.4%

Segment assets	21,843		24,980

Comparison of the Quarters Ended June 30, 2014 and 2013

Sales for the second quarter of 2014 in our Specialty Chassis and Vehicles segment were $24.1 million compared to $32.9 million for the same period of 2013, a decrease of $8.8 million or 26.7%. This decrease was due to a $3.7 million decrease in sales of defense related aftermarket parts and assemblies as a result of budget cuts, a $2.6 million decrease in sales of motor home chassis and a $2.5 million decrease in sales of other specialty vehicles, mainly defense related vehicles following the completion of an order in the second quarter of 2013. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2014 to the first quarter of 2013.

Operating income for our Specialty Chassis and Vehicles segment for the second quarter of 2014 was $1.4 million compared to $3.9 million for the same period of 2013, a decrease of $2.5 million, or 64.1%, driven by the lower sales volumes in 2014, as described above.

Comparison of the Six Month Periods Ended June 30, 2014 and 2013

Sales for the six months ended June 30, 2014 in our Specialty Chassis and Vehicles segment were $51.0 million compared to $62.2 million for the same period of 2013, a decrease of $11.2 million or 18.0%. This decrease was due to a $7.5 million decrease in sales of defense related aftermarket parts and assemblies as a result of budget cuts, a $2.5 million decrease in sales of other specialty vehicles, mainly defense related vehicles following the completion of an order in the second quarter of 2013, and a $1.2 million decrease in sales of motor home chassis. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the six months ended June 30, 2014 to the same period of 2013.

Operating income for our Specialty Chassis and Vehicles segment for the six months ended June 30, 2014 was $2.1 million, compared to $5.2 million for the same period of 2013, a decrease of $3.1 million, or 59.6%, mainly due to lower sales of defense related aftermarket parts and assemblies in 2014.

Financial Condition

Balance Sheet at June 30, 2014 compared to December 31, 2013

Cash decreased by $1.0 million, or 3.3%, to $29.7 million at June 30, 2014 from $30.7 million at December 31, 2013. Please see the discussion of cash flow activity below for more information on our uses of cash in the first quarter of 2014.

Accounts receivable increased by $1.6 million, or 3.4%, to $49.2 million at June 30, 2014, compared to $47.6 million at December 31, 2013, as a result of open receivables related to higher sales volumes in the latter half of the second quarter of 2014 compared to sales in the latter half of the fourth quarter of 2013. Days sales outstanding increased 2 days to 40 days during the second quarter of 2014 compared to 38 days for the fourth quarter of 2013 due to a sales mix in the second quarter of 2014 that favored products with longer receivable terms.

Inventory increased by $3.0 million or 3.7% to $84.4 million at June 30, 2014 compared to $81.4 million at December 31, 2013, mainly due to the ramp up of production of fire trucks for a 70 unit order received late in 2013. Days inventory outstanding increased to 71 days in the second quarter of 2014, compared to 66 days in the fourth quarter of 2013, due to the impact of increased inventory levels in preparation of production to fulfill the 70 unit fire truck order and the lower sales during the second quarter of 2014 compared to the fourth quarter of 2013.

Income taxes receivable increased by $2.1 million or 131.3% to $3.7 million at June 30, 2014 compared to $1.6 million at December 31, 2013 due to the net loss recorded for the first six months of 2014.

Accounts payable increased by $4.7 million or 15.4% to $35.2 million at June 30, 2014 compared to $30.5 million at December 31, 2014 due to increased inventory levels and the timing of payments.

Accrued warranty increased by $1.0 million or 13.2 % to $8.6 million at June 30, 2014 compared to $7.6 million at December 31, 2014 due to increased warranty reserves as a result of unfavorable claims experience in 2014.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Through June 30, 2014, cash and cash equivalents decreased by $1.0 million to a balance of $29.7 million compared to $30.7 million at December 31, 2013. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the six months ended June 30, 2014, we generated $3.7 million of cash from operating activities, which represents an $8.6 million increase from the $4.9 million of cash that was utilized in operations for the six months ended June 30, 2013.  The increase in cash generated in 2014 was driven by a smaller net increase in working capital requirements during the six months ended June 30, 2014 compared to the same period of 2013.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2014.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $1.6 million in investing activities during the first six months of 2014, a $1.8 million decrease compared to the $0.2 million provided in the first six months of 2013. This decrease is mainly due to the collection in 2013 of a $2.5 million note receivable related the December 31, 2012 sale of our Wakarusa, Indiana facilities.

In 2014 we expect to make total cash capital investments of $3 million to $4 million, including capital spending for replacement and upgrades of machinery and equipment used in operations.

Cash Flow from Financing Activities

For the six months ended June 30, 2014 we utilized $3.1 million of cash in financing activities, an increase of $1.7 million compared to $1.4 million utilized in financing activities in the first six months of 2013. This change is mainly due to a $1.0 million repurchase of common stock completed in the second quarter of 2014 and a decrease in the amount of cash received from option exercises in 2014 compared to 2013.

Working Capital

Our working capital was as follows (in thousands):

	June 30, 2014	December 31, 2013	Change

Current assets	$176,474	$170,727	$5,747

Current liabilities	77,752	70,152	7,600

Working capital	$98,722	$100,575	$(1,853)

The decrease in our working capital at June 30, 2014 from December 31, 2013, was driven by the changes in cash, accounts receivable, inventory, income taxes receivable, accounts payable and accrued warranty, along with small changes in other balance sheet line items within current assets and current liabilities. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. Through June 30, 2014, we have made payments totaling $5.1 million, leaving an aggregate maximum amount of future payments of $1.9 million. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in Utilimaster’s expected performance, resulting in a balance of $1.1 million at June 30, 2014, based upon the likelihood of the payments, discounted to the reporting date. We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years. Under the terms of the agreement, we may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions. Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. The credit facility matures on December 16, 2016. We had no drawings against this credit line as of June 30, 2014 or December 31, 2013. During the period ended June 30, 2014, and in future periods, our revolving credit facility was utilized, and will continue to be utilized, by General Motors Company (“GM”) to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. Accordingly, we do not consider the chassis and related draws against our credit line to be our assets or liabilities, and do not record them on our balance sheets. This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us. See Note 3, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at June 30, 2014 and December 31, 2013.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $15.0 million. At June 30, 2014 and December 31, 2013, we had outstanding letters of credit totaling $10.7 million and $10.4 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At June 30, 2014, we were in compliance with all debt covenants, and, based on our current outlook for 2014, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.3 million as of June 30, 2014 due and payable over the next six years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. During the quarter ended June 30, 2014 we repurchased 197,087 shares at a total cost of $1.0 million, leaving 802,913 shares available for repurchase under the 2011 authorization.

Dividends

The amounts or timing of any dividend distribution are subject to current and expected future earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On May 1, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 19, 2014 to shareholders of record on May 15, 2014.

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

In May, 2014 the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The new standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. We are currently evaluating the impact of the adoption of the new revenue recognition standard on our consolidated financial statements.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At June 30, 2014 and December 31, 2013, we had goodwill recorded on the financial statements of our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2014, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2014. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows our purchases of our common stock during the quarter ended June 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30 (1)	15,380	$5.37	--	1,000,000
May 1 to May 31	--	--	--	1,000,000
June 1 to June 30	197,087	5.07	197,087	802,913
Total (1)	212,467	$5.10	197,087	802,913

(1)

Includes 15,380 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Item 6.	Exhibits.

      (a)        Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

10.1

Second Amendment to Credit Agreement dated as of June 24, 2014, by and among Spartan Motors, Inc. and certain of its affiliates (as borrowers), Wells Fargo Bank, National Association (as administrative agent), and certain lenders.

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

Date: August 5, 2014	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1

Second Amendment to Credit Agreement dated as of June 24, 2014, by and among Spartan Motors, Inc. and certain of its affiliates (as borrowers), Wells Fargo Bank, National Association (as administrative agent), and certain lenders.

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