Form 10-Q
period 2014-09-30
SPARTAN MOTORS INC
filed 2014-11-04
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2014.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common stock, $.01 par value	34,082,950 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2014	December 31,
	(Unaudited)	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,479	$30,707
Accounts receivable, less allowance of $193 and $769	59,432	47,560
Inventories	73,702	81,419
Deferred income tax assets	6,824	6,736
Income taxes receivable	1,973	1,641
Assets held for sale	-	373
Other current assets	2,073	2,291
Total current assets	172,483	170,727

Property, plant and equipment, net	51,070	54,278
Goodwill	15,961	15,961
Intangible assets, net	9,242	10,094
Other assets	2,127	2,222
TOTAL ASSETS	$250,883	$253,282

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$29,216	$30,525
Accrued warranty	9,488	7,579
Accrued customer rebates	3,402	2,190
Accrued compensation and related taxes	8,676	6,440
Deposits from customers	13,212	18,006
Other current liabilities and accrued expenses	5,959	5,333
Current portion of long-term debt	59	79
Total current liabilities	70,012	70,152

Other non-current liabilities	2,232	3,109
Long-term debt, less current portion	5,217	5,261
Deferred income tax liabilities	3,209	3,209

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,097 and 34,210 outstanding	341	342
Additional paid-in capital	75,334	75,075
Retained earnings	94,562	96,132
Total Spartan Motors, Inc. shareholders’ equity	170,237	171,549
Non-controlling interest	(24)	2
Total shareholders’ equity	170,213	171,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$250,883	$253,282

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Sales	$144,239	$126,074	$387,993	$343,084
Cost of products sold	124,077	109,943	340,423	304,981
Gross profit	20,162	16,131	47,570	38,103

Operating expenses:
Research and development	2,957	2,726	8,556	8,424
Selling, general and administrative	12,663	11,593	37,983	33,628
Restructuring charge	275	-	275	-
Total operating expenses	15,895	14,319	46,814	42,052

Operating income (loss)	4,267	1,812	756	(3,949)

Other income (expense):
Interest expense	(80)	(79)	(265)	(235)
Interest and other income	13	173	252	433
Total other income (expense)	(67)	94	(13)	198

Income (loss) before taxes	4,200	1,906	743	(3,751)

Taxes	1,009	1,343	(537)	(750)

Net income (loss)	3,191	563	1,280	(3,001)

Less: net loss attributable to non-controlling interest	(8)	-	(26)	-

Net income (loss) attributable to Spartan Motors Inc.	$3,199	$563	$1,306	$(3,001)

Basic net earnings (loss) per share	$0.09	$0.02	$0.04	$(0.09)

Diluted net earnings (loss) per share	$0.09	$0.02	$0.04	$(0.09)

Basic weighted average common shares outstanding	34,246	34,133	34,303	33,502

Diluted weighted average common shares outstanding	34,249	34,182	34,309	33,502

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$1,280	$(3,001)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,524	6,942
Loss on disposal of assets	(82)	(86)
Expense (benefit) from changes in fair value of contingent consideration	406	(83)
Tax expense related to stock incentive plan transactions	44	116
Deferred tax benefit	(88)	-
Stock based compensation related to stock awards	1,246	1,278
Decrease (increase) in operating assets:
Accounts receivable	(11,872)	(5,160)
Inventories	7,717	(14,783)
Income taxes receivable	(332)	328
Other assets	218	993
Increase (decrease) in operating liabilities:
Accounts payable	(1,309)	9,917
Accrued warranty	1,909	1,371
Accrued customer rebates	1,212	(155)
Accrued compensation and related taxes	2,236	(1,013)
Deposits from customers	(4,794)	5,722
Other current liabilities and accrued expenses	(377)	(1,568)
Taxes on income	(65)	(737)
Total adjustments	2,593	3,082
Net cash provided by operating activities	3,873	81

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,569)	(3,045)
Proceeds from sale of property, plant and equipment and assets held for sale	559	179
Proceeds from notes receivable	-	2,500
Net cash used in investing activities	(2,010)	(366)

Cash flows from financing activities:
Borrowings under credit facilities	2,191	-
Payments on credit facilities	(2,191)	-
Purchase and retirement of common stock	(2,000)	-
Proceeds from long-term debt	-	138
Payments on long-term debt	(65)	(60)
Net cash provided by (used in) the exercise, vesting or cancellation of stock incentive awards	(97)	244
Cash paid related to tax impact of stock incentive plan transactions	(44)	(116)
Payment of contingent consideration on acquisitions	(162)	-
Payment of dividends	(1,723)	(1,705)
Net cash used in financing activities	(4,091)	(1,499)

Net decrease in cash and cash equivalents	(2,228)	(1,784)
Cash and cash equivalents at beginning of period	30,707	21,748
Cash and cash equivalents at end of period	$28,479	$19,964

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid-in	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2013	34,210	$342	$75,075	$96,132	$2	$171,551

Issuance of common stock and the tax impact of stock incentive plan transactions	12	-	(141)	-	-	(141)

Issuance of restricted stock, net of cancellation	257	3	(3)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,246	-	-	1,246

Dividends	-	-	-	(1,723)	-	(1,723)

Purchase and retirement of common stock	(382)	(4)	(843)	(1,153)	-	(2,000)

Net income (loss)	-	-	-	1,306	(26)	1,280

Balance at September 30, 2014	34,097	$341	$75,334	$94,562	$(24)	$170,213

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of the Company’s financial position as of September 30, 2014, the results of operations for the three and nine month periods ended September 30, 2014 and the cash flows for the nine month period ended September 30, 2014, and should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for the full year.

The Company is required to disclose the fair value of its financial instruments in accordance with Financial Accounting Standards Board (FASB) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and the Company’s fixed and variable rate debt instruments approximate their fair value at September 30, 2014 and December 31, 2013.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2014	2013

Finished goods	$15,536	$17,168
Work in process	19,668	25,453
Raw materials and purchased components	42,353	41,093
Reserve for slow-moving inventory	(3,855)	(2,295)

	$73,702	$81,419

The Company has a number of demonstration units as part of its sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $9,936 and $8,861 at September 30, 2014 and December 31, 2013.

NOTE 3 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of its credit agreement with its banks, the Company has the ability to issue letters of credit totaling $15,000. At September 30, 2014 and December 31, 2013, the Company had outstanding letters of credit totaling $10,407 and $10,429 related to certain emergency response vehicle contracts and the Company’s workers compensation insurance.

At September 30, 2014, the Company and its subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of their businesses. In the opinion of management, the financial position, future operating results or cash flows of the Company will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to a chassis bailment inventory agreement with General Motors Company (“GM”) which allows GM to draw up to $5,000 against the Company’s revolving credit line for chassis placed at Utilimaster. As a result of this agreement, there was $2,642 and $1,865 outstanding on the Company’s revolving credit line at September 30, 2014 and December 31, 2013. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. As such, the chassis and the related draw on the line of credit are not reflected in the accompanying Condensed Consolidated Balance Sheets.

Contingent Consideration

In connection with the acquisition of Utilimaster in November, 2009, the Company incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through September 30, 2014, the Company has made earn-out payments totaling $5,068, leaving an aggregate maximum amount of future payments of $1,932. The Company has recorded a contingent liability for the estimated fair value of the future consideration of $1,165 based upon the likelihood of the payments, discounted to September 30, 2014. The contingent liability includes charges of $60 and $406 for the three and nine months ended September 30, 2014, which are recorded within Selling, general and administrative on the Condensed Consolidated Statements of Operations. Management believes that the Company has sufficient liquidity to fund the contingent obligations as they become due.

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

Changes in the Company’s warranty liability during the nine months ended September 30, 2014 and 2013 were as follows:

	2014	2013
Balance of accrued warranty at January 1	$7,579	$6,062
Warranties issued during the period	4,323	2,671
Cash settlements made during the period	(3,238)	(3,352)
Changes in liability for pre-existing warranties during the period, including expirations	824	2,052
Balance of accrued warranty at September 30	$9,488	$7,433

NOTE 4 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Basic weighted average common shares outstanding	34,246	34,133	34,303	33,502

Effect of dilutive stock options	3	49	6	-
Diluted weighted average common shares outstanding	34,249	34,182	34,309	33,502

Anti-dilutive stock awards:
Restricted stock	-	-	-	544
Stock options	171	-	180	40
	171	-	180	584

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 – TAXES

The Company’s effective tax rate was 24.0% and (72.3)% for the three and nine months ended September 30, 2014.

The Company’s effective tax rate for the three months ended September 30, 2014 differs from the statutory rate as the Company recorded a $711 reduction to its reserve for unrecognized tax benefits, due to the expiration of certain statutes of limitation, and an $88 reduction to its deferred tax asset valuation allowance due to a change in a state’s tax law. Partially offsetting these credits, was a $380 charge recorded in the third quarter to increase the tax provision for the first half of 2014 to the Company’s current estimated effective tax rate of 34%.

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

NOTE 6 – SHAREHOLDERS EQUITY

On October 19, 2011, the Company’s Board of Directors authorized the re-purchase of up to 1,000 shares of the Company’s common stock. At September 30, 2014, there were 618 shares remaining in this repurchase authorization. The following table represents the Company’s purchases of its common stock during the nine months ended September 30, 2014 under this share purchase program.

	Average Purchase Price	Shares Purchased	Purchase Value
April - June 2014	$5.07	197	$1,000
July - September 2014	$5.40	185	1,000
	$5.23	382	$2,000

NOTE 7 - BUSINESS SEGMENTS

The Company identifies its reportable segments based on its management structure and the financial data utilized by its chief operating decision makers to assess segment performance and allocate resources among the Company’s operating units. The Company has three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

The Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Crimson, Crimson Aerials, Classic Fire and Spartan-Gimaex (collectively Crimson, Crimson Aerials and Classic Fire operate under the name Spartan ERV). This segment engineers and manufactures emergency response chassis and bodies. Previously, the company reported sales of emergency response chassis and emergency response bodies separately. Since 2012, when the emergency response vehicles business was aligned under the Spartan brand, the chassis and body operations have become increasingly aligned. As a result, the company believes it is appropriate to report revenue for this segment as one product group, Emergency Response Vehicles. Reporting for prior periods has been recast accordingly.

The Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

The Specialty Chassis and Vehicles segment consists of the Spartan Chassis operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies, primarily for our fire trucks, motor home chassis and defense vehicles.

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

Three Months Ended September 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$60,656	$-	$-	$-	$60,656
Delivery & Service Vehicles Sales	-	44,739	-	-	44,739
Motorhome Chassis Sales	-	-	23,370	-	23,370
Other Specialty Chassis and Vehicles Sales	-	-	2,536	-	2,536
Aftermarket Parts and Assemblies Sales	-	7,730	5,208	-	12,938
Total Sales	$60,656	$52,469	$31,114	$-	$144,239

Depreciation and Amortization Expense	$282	$1,121	$94	$609	$2,106
Operating Income (Loss)	$1,658	$1,845	$2,930	$(2,166)	$4,267
Segment Assets	$86,856	$69,806	$22,982	$71,239	$250,883

Three Months Ended September 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$42,902	$-	$-	$-	$42,902
Delivery & Service Vehicles Sales	-	49,453	-	-	49,453
Motorhome Chassis Sales	-	-	21,126	-	21,126
Other Specialty Chassis and Vehicles Sales	-	-	1,769	-	1,769
Aftermarket Parts and Assemblies Sales	-	5,476	5,348	-	10,824

Total Sales	$42,902	$54,929	$28,243	$-	$126,074

Depreciation and Amortization Expense	$347	$1,062	$361	$621	$2,391
Operating Income (Loss)	$726	$1,276	$1,613	$(1,803)	$1,812
Segment Assets	$79,840	$81,728	$29,750	$64,594	$255,912

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Nine Months Ended September 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$138,716	$-	$-	$-	$138,716
Delivery & Service Vehicles Sales	-	148,350	-	-	148,350
Motorhome Chassis Sales	-	-	62,953	-	62,953
Other Specialty Chassis and Vehicles Sales	-	-	6,732	-	6,732
Aftermarket Parts and Assemblies Sales	-	18,829	12,413	-	31,242
Total Sales	$138,716	$167,179	$82,098	$-	$387,993

Depreciation and Amortization Expense	$790	$3,357	$575	$1,802	$6,524
Operating Income (Loss)	$(3,468)	$6,124	$4,989	$(6,889)	$756
Segment Assets	$86,856	$69,806	$22,982	$71,239	$250,883

Nine Months Ended September 30, 2013

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$121,633	$-	$-	$-	$121,633
Delivery & Service Vehicles Sales	-	114,274	-	-	114,274
Motorhome Chassis Sales	-	-	61,902	-	61,902
Other Specialty Chassis and Vehicles Sales	-	-	8,525	-	8,525
Aftermarket Parts and Assemblies Sales	-	16,723	20,027	-	36,750

Total Sales	$121,633	$130,997	$90,454	$-	$343,084

Depreciation and Amortization Expense	$1,083	$2,714	$1,187	$1,958	$6,942
Operating Income (Loss)	$(1,398)	$(4,334)	$6,841	$(5,058)	$(3,949)
Segment Assets	$79,840	$81,728	$29,750	$64,594	$255,912

NOTE 8 – SUBSEQUENT EVENT

On October 28, 2014 the Company announced that it will close its Ocala, FL plant at the end of 2014 as part of its strategic plan to improve the performance of its Emergency Response Vehicles segment. Fire truck production will transition from Ocala to the Company’s Brandon SD and Charlotte, MI facilities.

The Company expects to incur approximately $2,400 of pre-tax, one time charges in connection with the closure, of which approximately $1,800 is expected to be future cash expenditures. These estimated charges include employee separation and relocation costs of $900, equipment and inventory impairment charges of $500, and travel, training and other costs of $1,000. $100 of these charges were incurred in the three months ended September 30, 2014, and are included within Restructuring costs on the Condensed Consolidated Statements of Operations. Approximately $1,700 of the charges are expected to be incurred in the fourth quarter of 2014, with the remaining charges expected to be incurred during the first half of 2015.

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

Executive Overview

We reported sales of $144.2 million in the third quarter of 2014, an increase of 14.4% from the $126.1 million in sales we reported in the third quarter of 2013, primarily due to a $17.8 million increase in sales of emergency response vehicles. Our gross profit in the third quarter of 2014 was $20.1 million, a 25.5% increase from the $16.1 million we reported in the third quarter of 2013, driven by the higher sales volumes. Our gross margin in the third quarter of 2014 was 14.0%, compared to 12.8% in the third quarter of 2013. We reported net earnings of $3.2 million, or $0.09 per share for the third quarter of 2014, compared to net earnings of $0.6 million, or $0.02 per share for third quarter of 2013.

Our overall backlog was $233.4 million at September 30, 2014, which represents an increase of 0.6% compared to $231.9 million at September 30, 2013, but a decrease of 3.8% compared to $242.7 million at December 31, 2013. Our backlog at September 30, 2014 reflects strong order intake during the past year for our emergency response vehicles, with the decrease from December 31, 2013 mainly due to the substantial fulfillment of an order for emergency response vehicles for the Peru volunteer fire department that we received in late 2013.

During the third quarter of 2014 we repurchased 185,126 shares of our common stock at an aggregate purchase price of $1.0 million.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

Our diversified business model. We believe the major strength of our business model is market diversity and customization. Our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets, effectively diversifying the our company and complementing our Emergency Response Vehicles segment, which primarily serves governmental entities. Additionally, the delivery and service vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

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

●

The recently announced restructuring of our Emergency Response Vehicles segment. This restructuring includes the upgrade of business processes and production capabilities along with consolidation of our fire truck manufacturing to three locations, Charlotte, MI, Brandon, SD and Ephrata, PA. These changes will reduce our manufacturing footprint and allow us to quote, design, engineer and manufacture products more effectively, profitably and in higher volume.

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

●

The Spartan Advanced Climate Control heating, ventilation and air conditioning (HVAC) system that improves heating and cooling within our fire truck cabs. This new HVAC system boasts a dynamic air velocity that on average is over 300 percent higher than our current system and greatly reduces the time needed to warm up or cool down the cab.

●

Our ability to react when challenges arise, as demonstrated by the turnaround of our Specialty Chassis and Vehicles segment from an operating loss of $2.3 million in 2011 to operating income of $10.0 million in 2013.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Sales	100.0	100.0	100.0	100.0
Cost of products sold	86.0	87.2	87.7	88.9
Gross margin	14.0	12.8	12.3	11.1

Operating expenses:
Research and development	2.1	2.2	2.2	2.5
Selling, general and administrative	8.8	9.2	9.8	9.8
Restructuring	0.2	-	0.1	-
Operating income (loss)	3.0	1.4	0.2	(1.2)
Other income (expense), net	0.0	0.1	0.0	0.1
Income (loss) before taxes	2.9	1.5	0.2	(1.1)
Taxes	0.7	1.1	(0.1)	(0.2)
Net earnings (loss)	2.2	0.4	0.3	(0.9)

Quarter Ended September 30, 2014 Compared to the Quarter Ended September 30, 2013

Sales

For the third quarter of 2014, we reported consolidated sales of $144.2 million compared to $126.1 million for the same quarter in 2013, an increase of $18.1 million or 14.4%. These results reflect increases in our Emergency Response Vehicles segment, due to higher unit volumes, and Specialty Chassis and Vehicles segment due to a favorable product mix. These increases were partially offset by a decrease in sales in our Delivery and Service Vehicles segment, mainly due to decreased unit volume. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $124.1 million in the third quarter of 2014 compared to $109.9 million in the third quarter of 2013, an increase of $14.2 million or 12.9%. This increase was mainly due to the higher unit volumes in our Emergency Response Vehicles segment.

Gross Profit

Gross profit was $20.1 million for the third quarter of 2014 compared to $16.1 million for the third quarter of 2013, an increase of $4.0 million, or 24.8%. $3.3 million of this increase is due to higher unit volumes, while increased pricing on select products in our Delivery and Service Vehicles segment contributed $1.0 million to the increase. These increases were partially offset by higher warranty related charges in our Emergency Response Vehicles segment in the third quarter of 2014 compared to the prior year.

Gross Margin

Gross margin increased by 120 basis points to 14.0% in the third quarter of 2014 compared to 12.8% in the third quarter of 2013. Price increases implemented on select products in our Delivery and Service Vehicles segment in early 2014 added 60 basis points to our gross margin, with the remaining increase attributable to a sales mix that favored higher margin products in 2014 compared to 2013.

Operating Expenses

Operating expenses were $15.9 million for the third quarter of 2014 compared to $14.3 million for the third quarter of 2013, an increase of $1.6 million, or 11.2%. Research and development expense in the third quarter of 2014 was $3.0 million compared to $2.7 million for the same period in 2013 an increase of $0.3 million, or 11.1%, driven by higher spending on innovation and product development. Selling, general and administrative expense was $12.6 million in the third quarter of 2014, compared to $11.6 million in the same period of 2013, an increase of $1.0 million, or 8.6%, which was mainly due to an increase in legal costs in the third quarter of 2014 compared to the same period in 2013.

Taxes

Our effective income tax rate was 24.0% in the third quarter of 2014, compared to 70.5% in the third quarter of 2013. Our effective tax rate in the third quarter of 2014 differs from the statutory rate due to the impacts of adjustments of $0.7 million to reduce our reserve for unrecognized tax benefits, as a result of the expiration of certain statutes of limitation, and $0.1 million to reduce our deferred tax asset valuation allowance due to a change in a state’s tax law. Partially offsetting these third quarter reductions was a $0.4 million adjustment to increase the tax provision recorded for the first half of 2013 to the Company’s current estimated effective tax rate of 34%.

Our effective tax rate in the third quarter of 2013 differed from the statutory rate due to an adjustment of $0.9 million recorded in the quarter to increase the 2013 tax provision as a result of a change in our expectations for full year 2013 financial performance.

Net Earnings

We recorded net earnings of $3.2 million, or $0.09 per share, for the third quarter of 2014, compared to net earnings of $0.6 million, or $0.02 per share for the same period in 2013. Driving the increase in net earnings compared with the prior year were the factors discussed above.

Order Backlog

At September 30, 2014, we had $233.4 million in backlog compared to $231.9 million at September 30, 2013, an increase of $1.5 million or 0.6%. This increase is mainly attributable to a $36.3 million increase in our emergency response vehicles backlog as a result of strong order intake over the past year. Partially offsetting this increase were decreases of $32.7 million in our delivery and service vehicles backlog, due to a reduction in the volume of Reach orders, and $2.1 million in our Specialty Chassis and Vehicles segment due to decreases in motor home and aftermarket parts and assemblies orders. Our backlog at September 30, 2014 includes the bodies, but not the chassis, for a fleet order for 665 walk-in vans that we received in late September. We have not yet determined whether we will recognize the sale price of these chassis as revenue. If so determined, the chassis for these walk-in vans would add approximately $13.6 million to our backlog at September 30, 2014.

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

Nine Months Ended September 30, 2014 Compared to the Nine Months Ended September 30, 2013

Sales

For the nine months ended September 30, 2014, we reported consolidated sales of $388.0 million compared to $343.1 million reported for the same period in 2013, an increase of $44.9 million or 13.1%. These results reflect increased revenue in our Emergency Response Vehicles segment, mainly due to a product mix that included a higher proportion of complete vehicles in 2014 compared to a higher proportion of chassis in 2013, and increased revenue in our Delivery and Service Vehicles segment due to higher unit sales. These increases were partially offset by lower sales in our Specialty Chassis and Vehicles segment, primarily due to lower aftermarket parts and assemblies sales. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $340.4 million in the nine months ended September 30, 2014 compared to $305.0 million for the same period in 2013, an increase of $35.4 million or 11.6%. This increase was driven by the higher sales volumes recorded in 2014.

Gross Profit

Gross profit was $47.6 million for the nine months ended September 30, 2014 compared to $38.1 million for the same period in 2013, an increase of $9.5 million, or 24.9%, mainly due to higher unit volumes in our Delivery and Service Vehicles segment.

Gross Margin

Gross margin increased to 12.3% from 11.1% over the same time period, with a 220 basis point increase due to favorable overhead absorption as a result of higher unit sales volumes in 2014 in our DSV segment and a 50 basis point increase due to increased pricing on select products in our Delivery and Service Vehicles segment. These increases were partially offset by a 150 basis point decrease due to unfavorable product mix in our Emergency Response Vehicles and Specialty Chassis and Vehicles segments. A higher proportion of complete vehicles sold in 2014 compared to a higher proportion of chassis sold in 2013 in our Emergency Response Vehicles segment accounted for 80 basis points of the decrease, while lower sales of defense vehicles and related aftermarket parts and assemblies in 2014 in our Specialty Chassis and Vehicles segment accounted for 70 basis points of the decrease.

Operating Expenses

Operating expenses were $46.8 million for the nine months ended September 30, 2014, compared to $42.1 million for the same period in 2013 an increase of $4.7 million or 11.2%. Research and development expense was $0.2 million higher than the same period in 2013, mainly due to an increase in engineering projects in our Specialty Chassis and Vehicles segment. Selling, general and administrative expense increased by $4.4 million, or 13.1% to $38.0 million in 2014 from $33.6 million in 2013. $2.2 million of this increase was due to higher sales commissions and marketing expense in 2014, largely related to unit volume increases, and $1.2 million was the result of higher legal costs in 2014. An additional $1.0 million of the increase was due to severance accrued during the first quarter of 2014, including for the departure of two officers. We also incurred a $0.3 million restructuring charge in 2014, related to our recently announced initiative to reduce our footprint and improve operations in our Emergency Response Vehicles segment.

Taxes

Our effective income tax rate was (72.3)% for the nine months ended September 30, 2014, compared to 20.0% for the same period of 2013. Our effective rate in 2014 differed from the statutory rate due to a $0.7 million reduction to our reserve for unrecognized tax benefits, as a result of the expiration of certain statutes of limitations, and a $0.1 million reduction to our deferred tax asset valuation allowance due to a change in a state’s tax law.

Our effective income tax rate for the nine months ended September 30, 2013 differed from the statutory rate mainly due to the impact of provisions for state income tax expense.

 Net Earnings

We recorded net earnings of $1.3 million, or $0.04 per share, for the nine months ended September 30, 2014, compared to a net loss of $3.0 million, or $0.09 per share for the same period in 2013. Driving the increase in net income for the nine months ended September 30, 2014 compared with the prior year were the factors discussed above.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis, the Spartan ERV operations and the Spartan-Gimaex joint venture. Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations. Our Specialty Chassis and Vehicles segment consists of our operations that engineer and manufacture motor home chassis, defense and other specialty vehicles and distribute related aftermarket parts, primarily for our fire trucks, motor home chassis and defense vehicles. For certain financial information related to each segment, see Note 7 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data (Dollars in Thousands)
	Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%

Sales	$60,656	100.0%	$42,902	100.0%

Operating income	1,658	2.7%	726	1.7%

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%

Sales	$138,716	100.0%	$121,633	100.0%

Operating loss	(3,468)	(2.5)%	(1,398)	(1.1)%

Segment assets	86,856		79,840

Comparison of the Quarters Ended September 30, 2014 and 2013

Sales in our Emergency Response Vehicles segment were $60.7 million in the third quarter of 2014 compared to $42.9 million for the same period of 2013, an increase of $17.8 million, or 41.5%, due to higher unit volumes. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income for our Emergency Response Vehicles segment was $1.7 million in the third quarter of 2014 compared to operating income of $0.7 million in the third quarter of 2013, an increase of $1.0 million, or 142.9%. Operating income increased by $2.6 million due to increased unit volumes, partially offset by a $1.0 million increase in legal costs, and a $0.3 million increase in warranty related costs in 2014. Operating income was further reduced by restructuring charges of $0.3 million in 2014 that were not incurred in 2013.

Comparison of the Nine Month Periods Ended September 30, 2014 and 2013

Sales in our Emergency Response Vehicles segment were $138.7 million for the nine months ended September 30, 2014 compared to $121.6 million for the same period of 2013, an increase of $17.1 million, or 14.1%. This increase was mainly due to a sales mix in 2014 that included a higher proportion of complete vehicle sales, compared to 2013 which included a higher proportion of chassis sales. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $3.5 million for the nine months ended September 30, 2014 compared to a loss of $1.4 million for the same period of 2013, an increase of $2.1 million, or 150.0%. $1.0 million of this increase was due to higher legal costs incurred in 2014, while $0.5 million was due to less favorable product mix in 2014 and $0.5 million was due to higher marketing expense incurred in 2014 compared to 2013.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%

Sales	$52,469	100.0%	$54,929	100.0%

Operating income	1,845	3.5%	1,276	2.3%

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%

Sales	$167,179	100.0%	$130,997	100.0%

Operating income (loss)	6,124	3.7%	(4,334)	(3.3)%

Segment assets	69,806		81,728

Comparison of the Quarters Ended September 30, 2014 and 2013

Sales in our Delivery and Service Vehicles segment were $52.5 million for the third quarter of 2014 compared to $54.9 million for the third quarter of 2013, a decrease of $2.4 million or 4.4%. This decrease was primarily due to lower unit shipments in the third quarter of 2014, particularly for our walk-in vans, which were partially offset by $1.0 million of price increases on certain delivery vans enacted in early 2014.

Operating income in our Delivery and Service Vehicles segment for the third quarter of 2014 was $1.8 million, compared to operating income of $1.3 million for the same period of 2013, an increase of $0.5 million or 38.5%. Operating income increased by $1.0 million as a result of the price increases enacted in 2014, partially offset by overall lower unit volumes.

Comparison of the Nine Month Periods Ended September 30, 2014 and 2013

Sales in our Delivery and Service Vehicles segment were $167.2 million for the nine months ended September 30, 2014 compared to $131.0 million for the same period of 2013, an increase of $36.2 million or 27.6%. Price increases enacted in early 2014 on certain delivery vans contributed $1.7 million to the sales increase in 2014, with the remaining sales increase driven by higher unit shipments in the first nine months of 2014, particularly for our Reach commercial van. Sales for the first nine months of 2014 include approximately $7.0 million for shipments of Reach units that were delayed from the fourth quarter of 2013 due to a supplier component shortage.

Operating income was $6.1 million, an increase of $10.4 million, compared to an operating loss of $4.3 million for the same period of 2013. $1.7 million of this increase is due to the pricing increases, with the remainder mainly due to favorable overhead absorption as a result of the higher sales volumes in 2014.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended September 30,
	2014		2013
	Amount	%	Amount	%

Sales	$31,114	100.0%	$28,483	100.0%

Operating income	2,930	9.4%	1,613	5.7%

	Nine Months Ended September 30,
	2014		2013
	Amount	%	Amount	%

Sales	$82,098	100.0%	$90,454	100.0%

Operating income	4,989	6.1%	6,841	7.6%

Segment assets	22,982		29,750

Comparison of the Quarters Ended September 30, 2014 and 2013

Sales in our Specialty Chassis and Vehicles segment were $31.1 million for the third quarter of 2014 compared to $28.5 million for the third quarter of 2013, an increase of $2.6 million or 9.1%. This increase was primarily due to the mix of motor home chassis and specialty vehicles sold in 2014, which favored higher dollar and higher margin products in 2014 compared to 2013. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2014 to the third quarter of 2013.

Operating income for our Specialty Chassis and Vehicles segment for the third quarter of 2014 was $2.9 million compared to $1.6 million for the same period of 2013, an increase of $1.3 million, or 81.3%, driven by the favorable mix in 2014, as described above.

Comparison of the Nine Month Periods Ended September 30, 2014 and 2013

Sales in our Specialty Chassis and Vehicles segment were $82.1 million for the nine months ended September 30, 2014 compared to $90.5 million for the same period of 2013, a decrease of $8.4 million or 9.3%. This decrease was due to a $7.6 million decrease in sales of defense related aftermarket parts and assemblies as a result of budget cuts, and a $1.8 million decrease in sales of other specialty vehicles, mainly defense related vehicles following the completion of an order in the second quarter of 2013. These decreases were partially offset by a $1.1 million increase in sales of motor home chassis, driven by favorable product mix in 2014. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the nine months ended September 30, 2014 to the same period of 2013.

Operating income for our Specialty Chassis and Vehicles segment for the nine months ended September 30, 2014 was $5.0 million, compared to $6.8 million for the same period of 2013, a decrease of $1.8 million, or 26.5%, mainly due to lower sales of defense related vehicles and aftermarket parts and assemblies in 2014.

Subsequent Event

On October 28, 2014 we announced the closure our Ocala, FL plant as part of our strategic plan to improve the performance of our Emergency Response Vehicles segment. Fire truck production will transition from Ocala to our Brandon SD and Charlotte, MI facilities.

We expect to incur approximately $2.4 million of pre-tax, one time charges in connection with the closure, of which approximately $1.8 million is expected to be future cash expenditures. These estimated charges include employee separation and relocation costs of $0.9 million, equipment and inventory impairment charges of $0.5 million, and travel, training and other costs of $1.0 million. $0.1 million of these charges were incurred in the three months ended September 30, 2014, and are included within Restructuring costs on the Condensed Consolidated Statements of Operations. Approximately $1.7 million of the charges are expected to be incurred in the fourth quarter of 2014, with the remaining charges expected to be incurred during the first half of 2015.

Financial Condition

Balance Sheet at September 30, 2014 compared to December 31, 2013

Cash decreased by $2.2 million, or 7.2%, to $28.5 million at September 30, 2014 from $30.7 million at December 31, 2013. Please see the discussion of cash flow activity below for more information on our uses of cash in the nine months ended September 30, 2014.

Accounts receivable increased by $11.8 million, or 24.8%, to $59.4 million at September 30, 2014, compared to $47.6 million at December 31, 2013, as a result of open receivables related to higher seasonal revenue in the third quarter of 2014 compared to sales in the fourth quarter of 2013. Days sales outstanding decreased by 3 days to 35 days during the third quarter of 2014 compared to 38 days for the fourth quarter of 2013 due to a sales mix in the third quarter of 2014 that favored products with shorter receivable terms.

Inventory decreased by $7.7 million or 9.5% to $73.7 million at September 30, 2014 compared to $81.4 million at December 31, 2013, mainly due to lower delivery and service vehicle related inventory. Days inventory outstanding decreased to 61 days in the third quarter of 2014, compared to 71 days in the fourth quarter of 2013, due to the impact of reduced inventory levels in the third quarter of 2014 compared to the fourth quarter of 2013.

Accounts payable decreased by $1.3 million or 4.3% to $29.2 million at September 30, 2014 compared to $30.5 million at December 31, 2013 due to decreased inventory levels and the timing of payments.

Accrued warranty increased by $1.9 million or 25.0% to $9.5 million at September 30, 2014 compared to $7.6 million at December 31, 2013 mainly as a result of unfavorable claims experience in 2014.

Accrued customer rebates increased by $1.2 million or 54.5 % to $3.4 million at September 30, 2014 compared to $2.2 million at December 31, 2013 due to increased sales of products subject to rebates in the third quarter of 2014 compared to the fourth quarter of 2013.

Accrued compensation and related taxes increased by $2.3 million or 35.9 % to $8.7 million at September 30, 2014 compared to $6.4 million at December 31, 2013 due to increases in accrued vacation and accrued bonuses.

Deposits from customers decreased by $4.8 million or 55.6 % to $13.2 million at September 30, 2014 compared to $18.0 million at December 31, 2013 due to the 2014 shipment of a large order of emergency response vehicles that included customer deposits.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Through September 30, 2014, cash and cash equivalents decreased by $2.2 million to a balance of $28.5 million compared to $30.7 million at December 31, 2013. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the nine months ended September 30, 2014, we generated $3.9 million of cash from operating activities, which represents a $3.8 million increase from the $0.1 million of cash that was generated in operations for the nine months ended September 30, 2013. The increase in cash generated in 2014 was driven by net income of $1.3 million for the nine months ended September 30, 2014 compared to a $3.0 million net loss for the same period of 2013.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2014. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $2.0 million of cash in investing activities during the first nine months of 2014, a $1.6 million increase compared to the $0.4 million utilized in the first nine months of 2013. This increase is mainly due to the collection in 2013 of a $2.5 million note receivable related the December 31, 2012 sale of our Wakarusa, Indiana facilities.

In the fourth quarter of 2014 we expect to make total cash capital investments of $1.5 million to $2 million, including capital spending related to our Emergency Response Vehicles segment restructuring and replacement and upgrades of machinery and equipment used in operations.

Cash Flow from Financing Activities

For the nine months ended September 30, 2014 we utilized $4.1 million of cash in financing activities, an increase of $2.6 million compared to $1.5 million utilized in financing activities in the first nine months of 2013. This change is mainly due to repurchases of our common stock totaling $2.0 million completed in 2014 and a decrease in the amount of cash received from option exercises in 2014 compared to 2013.

Working Capital

Our working capital was as follows (in thousands):

	September 30, 2014	December 31, 2013	Change

Current assets	$172,483	$170,727	$1,756

Current liabilities	70,012	70,152	(140)

Working capital	$102,471	$100,575	$1,896

The increase in our working capital at September 30, 2014 from December 31, 2013, was driven by an increase in accounts receivable which was partially offset by decreases in cash and inventory. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. Through September 30, 2014, we have made payments totaling $5.1 million, leaving an aggregate maximum amount of future payments of $1.9 million. In accordance with accounting guidance, we recorded the estimated fair value of the future consideration on the acquisition date and subsequently adjusted the balance to reflect amortization of the discount and changes in Utilimaster’s expected performance, resulting in a balance of $1.2 million at September 30, 2014, based upon the likelihood of the payments, discounted to the reporting date. We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

Debt

On December 16, 2011, we amended our unsecured revolving credit facility under which we may borrow up to $70.0 million from a syndicate of lenders, including Wells Fargo Bank N.A. and JPMorgan Chase Bank, N.A., to, among other things, extend the maturity of the credit facility for an additional five years. Under the terms of the agreement, we may request an increase in the facility of up to $35.0 million in the aggregate, subject to customary conditions. Interest rates on borrowings under the credit facility are based on applicable rates at the time of issuance but are generally an adjusted LIBOR rate plus margin, ranging from 125 to 225 basis points, based on specified leverage ratio tiers from period to period. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. The credit facility matures on December 16, 2016. We had no drawings against this credit line as of September 30, 2014 or December 31, 2013. During the period ended September 30, 2014, and in future periods, our revolving credit facility was utilized, and will continue to be utilized, by General Motors Company (“GM”) to finance commercial chassis received by our Utilimaster subsidiary under a chassis bailment inventory agreement. Under the terms of the bailment inventory agreement, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM dealer at the time an order is placed for a Utilimaster body, utilizing a GM chassis. Accordingly, we do not consider the chassis and related draws against our credit line to be our assets or liabilities, and do not record them on our balance sheets. This funding is reflected as a reduction of up to $5.0 million on the revolving credit facility available to us. See Note 3, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at September 30, 2014 and December 31, 2013.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $15.0 million. At September 30, 2014 and December 31, 2013, we had outstanding letters of credit totaling $10.4 million and $10.4 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At September 30, 2014, we were in compliance with all debt covenants, and, based on our current outlook for 2014, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.3 million as of September 30, 2014 due and payable over the next six years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. During the quarter ended September 30, 2014 we repurchased 185,126 shares at a total cost of $1.0 million. During the nine months ended September 30, 2014 we repurchased 382,213 shares at a total cost of $2.0 million, leaving 617,787 shares available for repurchase under the 2011 authorization.

Dividends

The amounts or timing of any dividend distribution are subject to current and expected future earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On October 23, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on December 18, 2014 to shareholders of record on November 13, 2014.

On May 1, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 19, 2014 to shareholders of record on May 15, 2014.

We expect to pay an aggregate amount of $3.4 million of dividends in 2014.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At September 30, 2014 and December 31, 2013, we had goodwill recorded on the financial statements of our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2014, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2014. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table shows our purchases of our common stock during the quarter ended September 30, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31 (1)	301	$4.65	--	802,913
August 1 to August 31 (2)	10,163	4.75	--	802,913
September 1 to September 30 (3)	185,497	5.40	185,126	617,797
Total	195,961	$5.37	185,126	617,797

(1)

Includes 301 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

(2)

Includes 10,163 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

(3)

Includes 371 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

10.1	Employment letter agreement between Spartan Motors, Inc. and Daryl M. Adams dated July 22, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 4, 2014	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Employment letter agreement between Spartan Motors, Inc. and Daryl M. Adams dated July 22, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document