Form 10-K
period 2014-12-31
SPARTAN MOTORS INC
filed 2015-03-05
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2014
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan	38-2078923
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class	Name of Exchange on which Registered
Common Stock, $.01 Par Value	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter: $133,941,468.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 27, 2015: 34,037,967 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 20, 2015 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, are incorporated by reference in Part III.

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

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have four wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Spartan Motors USA, Inc. located in Brandon, South Dakota (“Spartan USA”, formerly known as Crimson Fire, Inc.); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); and Utilimaster Corporation, located in Wakarusa and Bristol, Indiana (“Utilimaster”). Effective December 31, 2014 we dissolved our Classic Fire, LLC (“Classic Fire”) subsidiary, and are in the process of relocating its operations to our manufacturing facilities in Charlotte, Michigan and Brandon, South Dakota. At December 31, 2014 we were also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Spartan USA engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies. Spartan-Gimaex is a 50/50 joint venture that was formed to provide emergency response vehicles for the domestic and international markets. In February, 2015 Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. The dissolution is expected to become effective in the second quarter of 2015.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Our diversification across several sectors provides numerous opportunities while reducing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

Emergency Response Vehicles

Our Emergency Response Vehicles segment consists of the operations of our Spartan USA, Crimson Aerials, Classic Fire and Spartan-Gimaex subsidiaries (together “Spartan ERV”) and the emergency response chassis operations of our Spartan Chassis subsidiary. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment. Spartan ERV specializes in the manufacture of aerial ladders and emergency response vehicle bodies which are mounted on custom chassis from Spartan Chassis, commercial chassis or other custom chassis. The emergency response chassis operations of Spartan Chassis designs and manufactures custom chassis for emergency response vehicles. Sales from the Emergency Response Vehicles segment represented 36.4%, 35.2% and 34.5% of our consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. Spartan Motors markets its emergency response vehicles throughout the U.S. and Canada, as well as in select markets in South America and Asia. The Emergency Response Vehicles segment employed 600 associates in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Ocala, Florida as of January 31, 2015, 18 of which were contracted employees.

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

Over the past few years, Spartan Chassis has introduced innovations on our emergency response chassis such as: heated roll down side glass; optimized engine tunnel; a new fire truck cab interior configuration, which provides additional space and comfort in both the driver and officer positions, improved shoulder harness accessibility, increased interior volume and a 45% reduction in in-cab noise levels when traveling at 45 mph.; and the Spartan Advanced Climate Control heating, ventilation and air conditioning (HVAC) system that improves heating and cooling within our fire truck cabs. This new HVAC system boasts a dynamic air velocity that on average is over 300 percent higher than our current system and greatly reduces the time needed to warm up or cool down the cab.

Emergency Response Vehicles

We engineer and manufacture emergency response vehicles and apparatus utilizing custom and commercial chassis through our Spartan USA and Spartan-Gimaex subsidiaries. These subsidiaries market products through a network of dealers throughout North America, and in select markets in South America and Asia under the Spartan ERV brand. The Spartan ERV product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Spartan ERV is recognized in the industry for its innovative design and engineering, with signature features such as Tubular Stainless Steel body structure (known as the Tri-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels that are designed to offer the safety, reliability and durability that firefighters need to get the job done. Spartan ERV’s product lines also include an array of lower price point apparatus built on commercial chassis such as brush trucks, urban interface rescue vehicles and tankers.

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

Delivery and Service Vehicles

We manufacture delivery and service vehicles through our Utilimaster subsidiary, which we acquired in 2009. Utilimaster, which was established in 1973, designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and assemblies. The majority of its revenues are from walk-in vans sold to customers in the delivery and service market. Its remaining revenues are attributable to commercial truck bodies, along with aftermarket parts and assemblies. Sales from the Delivery and Service Vehicles segment represented 41.5%, 38.2% and 44.2% of our consolidated sales for the years ended December 31, 2014, 2013 and 2012, respectively. Utilimaster employed 660 associates as of January 31, 2015, of which 133 were contracted employees.

Utilimaster’s sales and distribution efforts are designed to sell to national, fleet and commercial dealer accounts within these niches under the Aeromaster®, Trademaster®, Metromaster® and Utilivan® brand names. Utilimaster markets its products throughout the U.S. and Canada.

The principal types of commercial vehicles manufactured by Utilimaster are walk-in vans, cutaway vans and truck bodies. Walk-in vans are assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab. Walk-in vans are sold under the Aeromaster® brand, and are typically used in multi-stop applications that include the delivery of packages, the distribution of food products and the delivery of uniforms/linens. Cutaway vans are installed on “cutaway” van chassis, and are sold under the Utilimaster, Utilivan®, Metromaster® and Trademaster® brand names. Cutaway bodies are primarily used for local delivery of parcels, freight and perishable food. Truck bodies are installed on a chassis that is supplied with a finished cap. Utilimaster’s truck bodies are typically fabricated with pre-painted panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. Utilimaster’s truck bodies are sold under the Utilimaster brand name and are used for diversified dry freight transportation. In addition to vehicles, Utilimaster sells aftermarket parts and assemblies for its walk-in vans and truck bodies. In the years ended December 31, 2014, 2013 and 2012, aftermarket parts and assemblies sales represented 10.2%, 12.2% and 27.8% of the Delivery and Service Vehicles segment sales.

Specialty Chassis and Vehicles

Our Specialty Chassis and Vehicles segment consists of the Spartan Chassis operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and assemblies. Sales from our Specialty Chassis and Vehicles segment represented 22.1%, 26.7% and 21.3% of our consolidated sales for the years ended December 31, 2014, 2013 and 2012. The Specialty Chassis and Vehicles segment employed approximately 300 associates (all in Charlotte, Michigan) as of January 31, 2015, of which approximately 16 were contracted employees.

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

Versions of these three basic product models are designed and engineered in order to meet customer requirements. This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM. We seek to develop innovative engineering solutions to meet our customer’s requirements and strive to anticipate future market needs by working closely with OEMs and listening to end users. We monitor the availability of new technology and work closely with our component manufacturers to apply new technology to our products. Over the past few years we have introduced new innovations, including: electronic steering control, heavy duty air ride independent front suspension and multiplexed electrical controls. More recent innovations include our steerable tag axle and front engine gas chassis concepts which target the largest growth segment in class A recreational vehicles.

Specialty Vehicle Chassis

Through our Spartan Chassis subsidiary, we develop specialized chassis to unique customer requirements and actively seek additional applications of our existing products and technology in the specialty vehicle market. Over the past few years we have expanded into highly customized niche markets for specialty vehicle chassis, including high power/high capability drill rigs, specialty bus applications and assembly of the Isuzu N-Series Gasoline Cab-Forward Trucks, a direct result of our alliance with Isuzu Commercial Truck of America.

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

Through our Utilimaster subsidiary, we sell delivery and service vehicles to commercial vehicle dealers, leasing companies and directly to end-users, and the ReachTM commercial van through the Isuzu dealer network. Utilimaster also markets its products directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada. Utilimaster has organized its sales force and product engineering staff into market teams. Utilimaster also provides aftermarket support, including parts sales and field service, to all of its customers through its Customer Service Department located in Bristol, Indiana, as well as maintaining the only online parts resource among the major delivery and service vehicle manufacturers. Utilimaster does not provide financing to dealers, fleet or national accounts. Utilimaster also maintains multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2014 and consistent with prior years, our representatives attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote our products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows us to better identify what customers and end users are looking for in the future. We use these events to create a competitive advantage by relaying this information back to our advanced product development team for future projects.

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

Manufacturing

We manufacture our products in six locations in Charlotte, Michigan, Bristol and Wakarusa, Indiana, Brandon, South Dakota, Ephrata, Pennsylvania and through December 31, 2014, Ocala, Florida. In October, 2014, we announced our intention to close our Ocala, FL facility and consolidate production of emergency response vehicles into our existing Charlotte, Michigan and Brandon, South Dakota facilities.

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

Spartan USA’s products are manufactured and assembled at its manufacturing facility located in Brandon, South Dakota. The chassis for its products are purchased from Spartan Chassis and from outside commercial chassis manufacturers. Spartan USA’s facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end user customized order. The chassis is rolled down the production line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, and electrical control units purchased from outside suppliers.

Crimson Aerials’ products are manufactured and assembled at its manufacturing facility located in Ephrata, Pennsylvania, utilizing a chassis produced by Spartan Chassis. Crimson Aerials also refurbishes aerial ladders and other fire truck components manufactured by it and other manufacturers.

Through December 31, 2014, Classic Fire’s products were manufactured and assembled at its plant in Ocala, Florida, utilizing mainly commercial chassis to build specialty emergency response vehicles. During the first quarter of 2015, manufacturing of these products was consolidated into our manufacturing facilities in Charlotte, Michigan and Brandon, South Dakota, with some engineering functions expected to remain in Ocala until the third quarter of 2015.

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

Research and Development

Our success depends on our ability to respond quickly to changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. We dedicate a portion of our facilities to research and development projects and focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. We spent $11.7 million, $10.9 million and $12.9 million on research and development in 2014, 2013 and 2012, respectively.

Product Warranties

Our subsidiaries all provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see Note 9, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 20 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have 20 pending patent applications in the United States. The existing patents will expire on various dates from 2016 through 2034 and all are subject to payment of required maintenance fees. We also own 26 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various international trademark applications pending.

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

Associates

We employed approximately 1,600 associates as of January 31, 2015, substantially all of which are full-time, including 167 contracted associates. Management presently considers its relations with associates to be positive.

Customer Base

In 2014, our customer base included one major customer as defined by sales of more than 10% of total net sales. Sales to Jayco, Inc. in 2014, which is a customer of our Specialty Chassis and Vehicles segment, were $57.1 million.

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

Sales to customers classified as major amounted to 11.3%, 13.9% and 12.6% of total revenues in 2014, 2013 and 2012, respectively. We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $55.9 million, $33.1 million and $44.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, or 11.0%, 7.1% and 9.1%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2014	December 31, 2013
Emergency Response Vehicles	$160,743	$156,489

Delivery and Service Vehicles	60,630	73,148

Specialty Chassis and Vehicles	22,362	13,024

Total consolidated	$243,735	$242,661

The increase in our Emergency Response Vehicles backlog is the result of the mix of products ordered, as unit volume in our order backlog was flat year-over-year. The decrease in Delivery and Service Vehicles backlog was driven by a decrease in orders for walk-in vans. Of the increase in Specialty Chassis and Vehicles backlog, $5.1 million is due to an increase in orders for motor home chassis, while the remainder was mainly due to an order for defense related vehicles received in October, 2014. Our order backlog at December 31, 2014 includes $12.4 million for chassis to be utilized in the production of certain walk-in vans. Revenue associated with these chassis will be essentially equal to their cost.

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

Our financial condition, results of operations and cash flows are subject to various risks, many of which are not exclusively within the our control, that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face. Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future.

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

We may, from time to time, re-configure our production lines or relocate production of products between buildings or locations or to new locations in order to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies, including, but not limited to, the consolidation of our emergency response vehicle manufacturing facilities. Costs incurred to effect these re-configurations or re-locations may exceed our estimate, and efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. We had three customers that together accounted for approximately 23% of our total sales in 2014 - any negative change in our relationship with any one of them, or the orders placed by any one of them, could significantly affect our revenues and profits.

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

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, emergency response vehicles, aerial ladders, specialty vehicles, delivery and service vehicles and other of our products include but are not limited to:

●	Interest rates and the availability of financing;
●	Commodity prices;
●	Fuel availability and prices.
●	Federal, state and municipal budgets;
●	Unemployment trends;
●	International tensions and hostilities;
●	General economic conditions;
●	Various tax incentives;
●	Strength of the U.S. dollar compared to foreign currencies;
●	Overall consumer confidence and the level of discretionary consumer spending;
●	Dealers’ and manufacturers’ inventory levels; and
●	Interest rates and the availability of financing.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a security breach

We rely on our information technology systems to effectively manage our business data, communications, supply chain, product engineering, manufacturing, accounting and other business processes. While we believe we have robust processes in place to protect our information technology systems, if these systems are damaged, cease to function properly or are subject to a cyber-security breach such as infection with viruses or intentional attacks aimed at theft or destruction of sensitive data, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition may be adversely affected.

Implementing a new enterprise resource planning system could interfere with our business or operations.

We are in the process of implementing a new enterprise resource planning (ERP) system. Phase 1 of this implementation is expected to be completed in 2017, with the second phase expected to be completed in 2018. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Should the system not be implemented successfully, or if the system does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

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

In 2014, 2013 and 2012 we derived 11.0%, 7.1% and 9.1% of our revenue from sales to, or related to, end customers outside the United States. We expect that international sales will continue to account for an increasing amount of our total revenue, especially in our emergency response vehicles segment. Accordingly we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including, but not limited to, changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

Due to the current state of the credit markets, there is risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments. If our lenders fail to honor their legal commitments under our credit facilities, it could be difficult to replace our credit facilities on similar terms. Although we believe that our operating cash flow, access to capital markets and existing credit facilities will give us the ability to satisfy our liquidity needs for at least the next 12 months, the failure of any of the lenders under our credit facilities may impact our ability to finance our operating or investing activities.

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

The following table sets forth information concerning the properties we own or lease. We consider that our properties are generally in good condition, are well maintained, and are generally suitable and adequate to meet our business requirements for the foreseeable future. In 2014, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan	235,000	Owned	Emergency Response Vehicles
Charlotte, Michigan	82,000	Owned	Specialty Chassis and Vehicles
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	45,000	Leased	Emergency Response Vehicles
Ocala, Florida (1)	50,000	Leased	Emergency Response Vehicles
Bristol, Indiana	417,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana	149,000	Leased	Delivery and Service Vehicles
	1,023,000

Warehousing
Charlotte, Michigan	38,000	Owned	Emergency Response Vehicles
Charlotte, Michigan	114,000	Owned	Specialty Chassis and Vehicles
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	4,500	Leased	Emergency Response Vehicles
Ocala, Florida (1)	10,000	Leased	Emergency Response Vehicles
Wakarusa, Indiana	20,000	Leased	Delivery and Service Vehicles
Bristol, Indiana	35,000	Leased	Delivery and Service Vehicles
	225,500

Research and Development
Charlotte, Michigan	15,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Bristol, Indiana	3,000	Leased	Delivery and Service Vehicles
	18,000

Service Area/Inspection
Charlotte, Michigan	43,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
	50,000

Offices
Corporate Offices – Charlotte, Michigan	12,000	Owned	Not Applicable
Charlotte, Michigan	93,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	12,500	Leased	Emergency Response Vehicles
Ocala, Florida (1)	3,000	Leased	Emergency Response Vehicles
Bristol, Indiana	36,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana	5,000	Leased	Delivery and Service Vehicles
	171,500

Unutilized
Charlotte, Michigan	189,000	Owned	Not Applicable

Total square footage	1,677,000

(1) The leased facility in Ocala, Florida is expected to be vacated by the third quarter of 2015 following the completion of the relocation of these operations to our facilities in Charlotte, Michigan and Brandon, South Dakota.

Item 3.	Legal Proceedings.

At December 31, 2014, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2014:
Fourth Quarter	$5.69	$4.60
Third Quarter	5.65	4.30
Second Quarter	5.55	4.54
First Quarter	6.78	5.04

Year Ended December 31, 2013:
Fourth Quarter	$7.07	$5.99
Third Quarter	6.32	5.51
Second Quarter	6.23	5.05
First Quarter	5.90	5.13

On October 23, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 18, 2014 to shareholders of record on November 13, 2014.

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

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 27, 2015 was 405. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and two company-selected peer groups for the period beginning on December 31, 2009 and ending on the last day of 2014. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index and the company-selected peer groups on December 31, 2009, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2009 to December 31, 2014, is not necessarily indicative of future results.

The company-selected peer groups were determined based on custom peer groups of companies in the specialty manufacturing and automotive industries, against whom we compete for sales or management talent, that were identified for the purpose of benchmarking officer salaries in 2014 (the “2014 Peer Group”) and 2011 (the “2011 Peer Group”). The 2014 Peer Group differs from the 2011 Peer Group largely due to changes that have occurred since 2011 in our business mix and that of the companies that make up the 2011 Peer Group. The 2014 Peer Group includes: Drew Industries, Inc.; Standard Motor Products, Inc.; Winnebago Industries, Inc.; Federal Signal Corp.; Methode Electronics, Inc.; Shiloh Industries, Inc.; Commercial Vehicle Group, Inc.; Altra Industrial Motion Corp.; Alamo Group, Inc.; ESCO Technologies, Inc.; Miller Industries, Inc.; Twin Disc, Inc.; and Supreme Industries, Inc. The 2011 Peer Group includes: Terex Corporation; Oshkosh Corporation; Federal Signal Corporation; Supreme Industries, Inc.; Miller Industries, Inc.; Navistar International Corporation; Alamo Group, Inc.; Thor Industries, Inc.; Drew Industries, Inc.; Winnebago Industries, Inc.; and Rosenbauer International.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
Spartan Motors Inc.
NASDAQ Stock Market (US and Foreign Companies)
2014 Peer Group
2011 Peer Group
$300
$250
$200
$150
$100
$50
$0
2009
2010
2011
2012
2013
2014

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Spartan Motors, Inc.	$100.00	$110.17	$88.61	$92.52	$128.10	$102.46
NASDAQ Stock Market	$100.00	$118.02	$117.02	$137.40	$192.50	$220.26
2014 Peer Group	$100.00	$142.36	$120.33	$149.80	$244.10	$236.62
2011 Peer Group	$100.00	$125.98	$80.80	$104.08	$168.40	$150.15

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

Issuer Purchases of Equity Securities

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2014 is as follows:

Period			Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2014	to	Oct. 31, 2014	-	-	-	618,000
Nov. 1, 2014	to	Nov. 30, 2014	-	-	-	618,000
Dec. 1, 2014	to	Dec. 31, 2014	-	-	-	618,000
Total			-	-	-	618,000

(1)

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Repurchase of common stock is based on management’s assessment of market conditions. During the second and third quarters of 2014, we repurchased a total of 382,000 shares of our common stock, leaving 618,000 shares available to be purchased under this repurchase program. If we were to repurchase the remaining 618,000 shares of stock under the repurchase program, it would cost us $3.1 million based on the closing price of our stock on February 27, 2015. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2014 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2014	2013	2012		2011	2010
						(1)

Sales	$506,764	$469,538		$470,577	$426,010	$480,736
Cost of products sold	442,877	416,475		405,455	363,662	407,201
Restructuring charges	808	-		6,514	1,731	990
Gross profit	63,079	53,063		58,608	60,617	72,545

Operating expenses:
Research and development	11,676	10,911		12,873	13,931	16,912
Selling, general and administrative	51,205	45,495		45,707	44,305	43,869
Goodwill impairment	-	4,855		-	-	-
Restructuring charges	1,349	-		2,619	1,050	1,006
Operating income (loss)	(1,151)	(8,198)		(2,591)	1,331	10,758

Other income (expense), net	77	348		234	(48)	(506)
Income (loss) from continuing operations before taxes	(1,074)	(7,850)		(2,457)	1,283	10,252
Income tax expense (benefit) from continuing operations	(2,103)	(1,881)		100	510	3,017
Net earnings (loss) from continuing operations	1,029	(5,969)		(2,457)	773	7,235
Loss from discontinued operations, net of tax	-	-		-	-	(3,094)
Less: Net earnings (loss) attributable to non-controlling interest	(144)	2		-	-	-

Net earnings (loss) attributable to Spartan Motors, Inc.	$1,173	$(5,971)		$(2,457)	$773	$4,141

Basic earnings (loss) per share from continuing operations	$0.03	$(0.18)		$(0.07)	$0.02	$0.22
Basic loss per share from discontinued operations	-	-		-	-	(0.09)
Basic earnings (loss) per share	$0.03	$(0.18)		$(0.07)	$0.02	$0.13

Diluted earnings (loss) per share from continuing operations	$0.03	$(0.18)	$	(0.07)	$0.02	$0.22
Diluted loss per share from discontinued operations	-	-		-	-	(0.09)
Diluted earnings (loss) per share	$0.03	$(0.18)	$	(0.07)	$0.02	$0.13

Cash dividends per common share	$0.10	$0.10		$0.10	$0.10	$0.10

Basic weighted average common shares outstanding	34,251	33,550		33,165	33,438	33,021
Diluted weighted average common shares outstanding	34,256	33,550		33,165	33,488	33,101
Balance Sheet Data:
Net working capital	$100,631	$100,575		$98,833	$98,673	$98,230
Total assets	238,813	253,282		245,151	248,609	241,749
Long-term debt, including current portion	5,261	5,340		5,289	5,139	5,224
Shareholders’ equity	168,618	171,551		178,729	182,838	182,979

(1)

On September 20, 2010, we completed the sale of substantially all of the assets of our Road Rescue, Inc. subsidiary. Accordingly, the results of operations for Road Rescue were reclassified into discontinued operations for 2010 and prior years.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have four wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Spartan Motors USA, Inc., located in Brandon, South Dakota (“Spartan USA”, formerly known as Crimson Fire, Inc.); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); and Utilimaster Corporation, located in Wakarusa and Bristol, Indiana (“Utilimaster”). Effective December 31, 2014, we dissolved our Classic Fire, LLC (“Classic Fire”) subsidiary and are in the process of relocating its operations to our manufacturing facilities in Charlotte, Michigan and Brandon, South Dakota. At December 31, 2014, we were also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Spartan USA engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies. Spartan-Gimaex is a 50/50 joint venture that was formed to provide emergency response vehicles for the domestic and international markets. In February, 2015 Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. The dissolution is expected to become effective in the second quarter of 2015.

Our business strategy is to further diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of custom vehicle products. Our diversification across several sectors provides numerous opportunities while reducing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

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

Executive Overview

●	Revenue of $506.8 million in 2014, compared to $469.5 million in 2013.
●	Gross Margin of 12.4% in 2014, compared to 11.3% in 2013, driven by higher unit volumes in our Delivery and Service Vehicles segment.
●	Operating expense of $64.2 million, or 12.7% of sales in 2014, compared to $61.3 million or 13.0% of sales in 2013.
●	Operating loss of $1.2 million in 2014, compared to a loss of $8.2 million in 2013.
●	Income tax benefit of $2.1 million in 2014 compared to $1.9 million in 2013.
●	Net earnings of $1.2 million in 2014, compared to a net loss of $6.0 million in 2013.
●	Earnings per share of $0.03 in 2014, compared to loss of $0.18 in 2013.
●	Operating cash flow of $6.5 million in 2014.
●	Order backlog of $243.7 million at December 31, 2014.
●	Repurchased 382,000 shares of common stock during 2014.

The following table shows our sales by market for the years ended December 31, 2014, 2013 and 2012 as a percentage of total sales:

	2014	2013	2012
Emergency response vehicles	36.4%	35.2%	34.5%
Defense and government	0.0%	0.9%	0.3%
Aftermarket parts and assemblies	3.2%	5.2%	4.4%
Total government	39.6%	41.3%	39.2%

Motor home chassis	17.0%	19.2%	15.3%
Delivery and service vehicles	41.6%	38.2%	44.2%
Other vehicles	1.8%	1.3%	1.3%
Total business/consumer	60.4%	58.7%	60.8%

We continue to focus on diversifying our revenues by expanding our sales in the delivery and service market, pursuing new commercial opportunities through our alliance with Isuzu and pursuing strategic acquisitions that enable us to expand into existing or new markets as opportunities occur.

We are well positioned to take advantage of long-term opportunities as a result of:

●

Our diversified business model. We believe the major strength of our business model is market diversity and customization. Our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets, effectively diversifying our company and complementing our Emergency Response Vehicles segment, which primarily serves governmental entities. Additionally, the delivery and service vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

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

●

The recently announced restructuring of our Emergency Response Vehicles segment. This restructuring includes the upgrade of business processes and production capabilities along with consolidation of our fire truck manufacturing to three locations, Charlotte, Michigan, Brandon, South Dakota and Ephrata, Pennsylvania. These changes will reduce our manufacturing footprint and allow us to quote, design, engineer and manufacture products more effectively, profitably and in higher volume.

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

We expect revenue in our Emergency Response Vehicles segment to increase moderately in 2015 as a result of strong order intake throughout 2014, including the receipt of an order for 21 pumper trucks for Brazil. 2015 revenue in our Delivery and Service Vehicles segment is expected to be flat with 2014. We expect 2015 revenue in our Specialty Chassis and Vehicles segment to increase slightly from 2014, as we introduce new chassis models in the second half of the year and fulfill an order for military vehicles received in late 2014. Our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments are expected to be profitable in 2015. We expect our Emergency Response Vehicles segment to generate an operating loss in 2015, largely due to expense related to the relocation of our Ocala Florida manufacturing operations and the upgrading of manufacturing processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations. On a consolidated basis, we expect to report net losses in the first quarter, but to be profitable in the second and third quarters and for full-year operating income to improve compared to 2014. Please see “Forward-Looking Statements” above for important information regarding the disclosure of our expectations.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2014	2013	2012
Sales	100.0	100.0	100.0
Cost of products sold	87.6	88.7	87.5
Gross profit	12.4	11.3	12.5
Operating expenses:
Research and development	2.3	2.3	2.7
Selling, general and administrative	10.4	10.7	10.3
Operating loss	(0.2)	(1.7)	(0.6)
Other expense, net	-	0.1	-
Loss before taxes on income	(0.2)	(1.7)	(0.5)
Income tax expense (benefit)	(0.4)	(0.4)	-
Net earnings (loss)	0.2	(1.3)	(0.5)
Non-controlling interest	-	-	-

Net earnings (loss) attributable to Spartan Motors, Inc.	0.2	(1.3)	(0.5)

During 2014 we recorded restructuring charges of $2.2 million, or 0.4% of sales, related to the restructuring of our Emergency Response Vehicles segment operations and the consolidation of our Ocala, Florida operations into our Charlotte, Michigan and Brandon, South Dakota locations. During 2013 we recorded a $4.9 million impairment charge related to goodwill in our Emergency Response Vehicles segment. During 2012, we incurred restructuring charges of $9.1 million, or 1.9% of sales, as the result of the planned move of certain of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and to help align expenses within our Specialty Vehicles segment with current and future revenue expectations. No restructuring charges were recorded during 2013. During 2014, 2013 and 2012, we incurred $0.7 million, $0.0 million and $2.9 million, of expense due to changes in the fair value of the contingent liability for earn-out consideration related to our Utilimaster acquisition in 2009.

Year Ended December 31, 2014 compared to Year Ended December 31, 2013

Consolidated sales for the year ended December 31, 2014 increased by $37.3 million, or 7.9% to $506.8 million from $469.5 million in 2013, driven by increases of $31.3 million in our Delivery and Service Vehicles segment and $19.4 million in our Emergency Response Vehicles segment. These increases were partially offset by a decrease of $13.5 million in our Specialty Vehicles segment. These changes in revenue are discussed more fully in the discussion of our segments below.

Cost of products sold increased by $27.2 million, or 6.5%, to $443.7 million for the year ended December 31, 2014 from $416.5 million in 2013. $17.8 million of this increase was due to the mix of products sold during 2014 compared to those sold in 2013, while $8.6 million of the increase was due to the overall increase in unit volume in 2014. $0.8 million of the increase was due to the restructuring charges incurred in 2014.

Gross profit increased by $10.0 million, or 18.8%, to $63.1 million from $53.1 million in 2013. $8.5 million of this increase was due to higher unit volumes, primarily in our Delivery and Service Vehicles segment, while an additional $1.7 million of the increase was due to increased pricing for certain delivery vehicles and $1.2 million was due to lower warranty costs in 2014, reflecting the large accrual made in 2013 for a motor home related recall. These increases were partially offset by decreases of $0.6 million due to unfavorable sales mix in 2014 and $0.8 million for restructuring reserves recorded in 2014.

Gross margin increased by 110 basis points to 12.4% in 2014 from 11.3% in 2013. Favorable overhead absorption resulting from higher unit volumes in our Delivery and Service Vehicles segment contributed 180 basis points of the increase, while increased pricing for certain delivery vehicles added 40 basis points. These increases were partially offset by decreases of 90 basis points due to less favorable sales mix in 2014 and 20 basis points due to the restructuring charges incurred in 2014.

Operating expenses for the year ended December 31, 2014 increased by $2.9 million, or 4.7%, to $64.2 million from $61.3 million in 2013. Research and development expense increased by $0.8 million in 2014, mainly due to additional resources devoted to product development projects in our Specialty Chassis and Vehicles and Emergency Response Vehicles segments. Selling, general and administrative expense increased by $5.7 million in 2014 compared to 2013. $2.6 million of this increase was due to additional selling expenditures undertaken to increase our international presence in our Emergency Response Vehicles segment, along with increased marketing programs, primarily oriented toward our Specialty Chassis and Vehicles segment. Also contributing to the increase were increases of $2.3 million due to post-employment benefits and recruiting costs for several executive positions incurred in 2014 and $0.8 million due to increased legal fees in 2014. We also incurred $1.3 million of restructuring charges in 2014 related to our initiative to reduce our footprint and improve operations in our Emergency Response Vehicles segment. The above increases were partially offset by the absence in 2014 of goodwill impairment charges, compared to the $4.9 million recorded in 2013.

Income tax credit for the year ended December 31, 2014 increased by $0.2 million to $2.1 million compared to $1.9 million in 2013. $0.9 million of this increase was due to an adjustment to the valuation of certain deferred tax assets made in 2013 that did not recur in 2014. $0.5 million of the increase was due to a reduction to certain valuation allowances as a result of a subsidiary legal entity reorganization we initiated in 2014. Additionally, $0.5 million of the increase was due to non-deductible goodwill expense recorded in 2013 while $0.6 million of the increase was due to various tax credits and adjustments to unrecognized tax benefits in 2014. These increases were partially offset by a $2.3 million decrease in the tax credit recorded as a result of the decrease in the pre-tax loss in 2014 compared to 2013. Our effective tax rate in 2014 was 195.8% compared to 24% in 2013. Our effective tax rate in 2014 was heavily impacted by the reduction of valuation allowances related to our subsidiary legal entity reorganization and adjustments to unrecognized tax benefits, while our effective rate in 2013 was impacted by the inclusion of expense related to an adjustment to the valuation of various deferred tax assets. See Note 7, Taxes on Income, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our income tax expense and effective tax rate.

Net earnings for the year ended December 31, 2014 increased by $7.0 million to income of $1.0 million compared to a net loss of $6.0 million in 2013. Driving this increase were increases of gross profit of $10.0 million and the goodwill impairment charge of $4.9 million in 2013 that did not recur in 2014. These increases were partially offset by a $5.7 million increase in Selling, general and administrative expense, a $0.8 million increase in research and development expense and operating restructuring expense of $1.3 million incurred in 2014.

Net loss attributable to non-controlling interest of $0.1 million in 2014 consists of our portion of the after-tax loss related to the Spartan-Gimaex joint venture. This loss is mainly attributable to reserves recorded during 2014 to adjust certain inventory items to their fair market value at December 31, 2014.

Net earnings attributable to Spartan Motors, Inc. for the year ended December 31, 2014 increased by $7.2 million to income of $1.2 million compared to a loss of $6.0 million in 2013. On a per share basis, net earnings increased by $0.21 to earnings of $0.03 per share in 2014 from a net loss of $0.18 per share in 2013, due to the factors discussed above.

Year Ended December 31, 2013 compared to Year Ended December 31, 2012

Consolidated sales for the year ended December 31, 2013 decreased by $1.1 million, or 0.2%, to $469.5 million in 2013 from $470.6 million in 2012, driven by a decrease of $29.0 million in our Delivery and Service Vehicles segment. This decrease was largely offset by increases in revenues of $25.2 million in our Specialty Chassis and Vehicles segment and $2.8 million in our Emergency Response Vehicles segment. These changes in revenue are discussed more fully in the discussion of our segments below.

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

Operating expenses for the year ended December 31, 2013 were flat with 2012. Research and development expense decreased by $2.0 million in 2013, with $1.0 million of the decrease due to lower development engineering costs on the ReachTM commercial van in 2013. The completion of the Spartan Advanced Protection System airbag system in 2012 accounted for an additional $1.0 million of the decrease. Selling, general and administrative expenses in 2013 were flat with 2012. During 2013, operating expenses included a $4.9 million impairment charge related to goodwill acquired with the purchase of Spartan USA and Classic Fire. See Note 4, Goodwill and Intangible Assets in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our goodwill. Operating expenses in 2012 included $2.6 million in restructuring charges, mainly related to the planned move of certain of our Utilimaster operations to Bristol, Indiana, that did not recur in 2013.

Income taxes for the year ended December 31, 2013 decreased by $2.0 million to $(1.9) million, compared to $0.1 million in 2012, driven by the higher pre-tax loss in 2013. $0.7 million of tax expense incurred in 2012 due to the impact of non-deductible expenses was offset by $0.7 million of tax expense incurred in 2013 related to an adjustment to the valuation of various deferred tax assets. Our effective tax rate in 2013 was 24.0%, compared to (4.2)% in 2012. Our effective tax rate in 2013 was impacted by the inclusion of expense related to the adjustment to deferred tax assets, while our effective rate in 2012 was heavily impacted by non-deductible expenses, mainly the $2.9 million Utilimaster earn-out contingency provision recorded in 2012. See Note 7, Taxes on Income, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on our income tax expense and effective tax rate.

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

Our Emergency Response Vehicles segment consists of the operations of our Spartan USA, Crimson Aerials, Classic Fire and Spartan-Gimaex subsidiaries and the emergency response chassis operations of Spartan Chassis. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment.

Our Delivery and Service Vehicles segment consists of Utilimaster and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies, and distribute related aftermarket parts and assemblies.

Our Specialty Chassis and Vehicles segment consists of the Spartan Chassis operations that engineer, manufacture or assemble motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

For certain financial information related to each segment, see Note 15, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Emergency Response Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$184,532	100.0%	$165,087	100.0%	$162,320	100.0%
Operating loss	$(7,087)	-3.8%	$(7,664)	-4.6%	$(2,951)	-1.8%
Segment assets	$81,748		$80,540		$77,806

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales in our Emergency Response Vehicles segment increased by $19.4 million, or 11.8%, from 2013 to 2014. This increase was driven by a change in product mix as a higher proportion of complete vehicles, which carry a higher selling price, and lower proportion of chassis were sold in 2014 compared to 2013. Overall unit volume was flat year-over-year. International sales accounted for 19.7% of revenue in our Emergency Response Vehicles segment in 2014. There were no significant changes in the pricing of the products in our Emergency Response Vehicles segment during 2014.

Operating loss in the segment decreased by $0.6 million, or 7.8%, from 2013 to 2014. This decrease was driven by the $4.9 million goodwill impairment charge recorded in 2013 that did not recur in 2014. Partially offsetting this decrease were increases of $2.2 million due to charges incurred for restructuring initiatives undertaken in 2014 to reduce our footprint and improve operations in the segment, $1.5 million as a result of additional efforts in 2014 focused on international expansion and $0.6 million due to an unfavorable product mix in 2014.

Order backlog for our Emergency Response Vehicles segment increased by $4.2 million or 2.7% to $160.7 million at December 31, 2014 compared to $156.5 million in 2013. This increase is the result of the mix of products ordered, as unit volume in our order backlog was flat year-over-year.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales in our Emergency Response Vehicles segment increased by $2.8 million, or 1.7%, from 2012 to 2013, as an increase of $14.0 million due to a favorable sales mix and pricing changes was partially offset by an $11.2 million decrease due to lower unit volumes in both chassis and bodies. International sales accounted for 12.9% of revenue in our Emergency Response Vehicles segment in 2013 and 18.7% in 2012.

Operating loss in the segment increased by $4.7 million from 2012 to 2013 mainly due to a $4.9 million goodwill impairment charge.

Backlog for our Emergency Response Vehicles segment increased by $60.7 million or 63.4% to $156.5 million at December 31, 2013 compared to $95.8 million in 2012. This increase was the result of strong order intake for fire truck bodies due to market share gains domestically along with increased international orders, including a $20 million, 70 unit order from Peru.

Delivery and Service Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$210,498	100.0%	$179,209	100.0%	$208,230	100.0%
Operating Income (loss)	$8,324	4.0%	$(3,942)	-2.2%	$6,035	2.9%
Segment assets	$65,827		$78,654		$73,567

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales in our Delivery and Service Vehicles segment increased by $31.3 million, or 17.5%, to $210.5 million in 2014 from $179.2 million in 2013. $1.7 million of this increase was due to pricing increases on certain delivery vans enacted in early 2014. The remainder of the increase is mainly due to increased unit sales volumes in 2014. International sales accounted for 5.8% of revenue in our Delivery and Service Vehicles segment in 2014.

Operating income increased by $12.2 million to $8.3 million in 2014 from a loss of $3.9 million in 2013. $1.7 million of this increase was attributable to the pricing increase on certain of our delivery vehicles, with the remainder mainly due to favorable overhead absorption resulting from the increased unit sales volume in 2014.

Order backlog for our Delivery and Service Vehicles segment decreased by $12.5 million, or 17.1%, to $60.6 million in 2014 compared to $73.1 million in 2013, driven by a decrease in orders for walk-in vans. Our order backlog at December 31, 2014 includes $12.4 million for chassis to be utilized in the production of certain walk-in vans. Revenue associated with these chassis will be essentially equal to their cost.

Year ended December 31, 2013 compared to year ended December 31, 2012

Sales in our Delivery and Service Vehicles segment decreased by $29.0 million, or 13.9%, in 2013 compared to 2012. This decrease was due to a $35.5 million decrease in aftermarket parts and field service sales as a result of the decrease in keyless entry system sales after the first half of 2012. Partially offsetting this decrease was a $6.5 million increase in vehicle sales, primarily the ReachTM commercial van. There were no changes in the pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing 2013 to 2012.

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

Order backlog for our Delivery and Service Vehicles segment increased by $33.4 million, or 84.1%, to $73.1 million in 2013 compared to $39.7 million in 2012, driven by an increase in orders for certain walk-in vans.

Specialty Chassis and Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$111,734	100.0%	$125,242	100.0%	$100,027	100.0%
Operating Income	$7,426	6.6%	$10,030	8.0%	$2,198	2.2%
Segment assets	$21,269		$24,399		$27,565

Year ended December 31, 2014 compared to year ended December 31, 2013

Sales in our Specialty Chassis and Vehicles segment decreased by $13.5 million, or 10.8%, to $111.7 million in 2014 compared to $125.2 million in 2013. Sales of aftermarket parts and assemblies decreased by $8.2 million, while sales of motor home chassis decreased by $3.8 million as a result of lower unit volume. Sales of other specialty vehicles decreased by $1.5 million due to the completion of an order for defense vehicles in 2013 that did not recur in 2014.

Operating income decreased by $2.6 million, or 26.0%, to $7.4 million in 2014 compared to $10.0 million in 2013, mainly due to the lower sales volumes. Increased spending on marketing and sales initiatives of $1.5 million in 2014 was offset by the accrual for a motor home related recall recorded in 2013.

Order backlog for our Specialty Chassis and Vehicles segment increased by $9.4 million, or 72.3%, to $22.4 million at December 31, 2014 compared to $13.0 million at December 31, 2013. $5.1 million of this increase was due to an increase in orders for motor home chassis, while the remainder was mainly due to an order for defense related vehicles received in October, 2014.

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

Order backlog for our Specialty Chassis and Vehicles segment decreased by $13.6 million, or 51.1%, to $13.0 million at December 31, 2013 compared to $26.6 million at December 31, 2012, with decreases of $7.5 million in orders for aftermarket parts and assemblies, $4.0 million in orders for defense related vehicles and $2.1 million in orders for motor home and other specialty chassis.

Fourth Quarter Results

Historically, our sales levels have varied from quarter to quarter. For a description of quarterly financial data, see Note 16, Quarterly Financial Data (Unaudited), in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

2014

Sales in the fourth quarter of 2014 decreased by $25.4 million, or 17.6%, to $118.8 million from our third quarter sales of $144.2 million. $14.8 million of this decrease was due to the completion in the third quarter of a large emergency response vehicle order, along with a $9.1 million decrease in delivery and service vehicles sales in the fourth quarter due to seasonally lower sales to our delivery fleet customers. Additionally, sales in our Specialty Chassis and Vehicles segment decreased by $1.5 million, driven by a decrease in sales of aftermarket parts and assemblies.

Gross profit in the fourth quarter decreased by $4.7 million, or 23.3%, to $15.5 million compared to $20.2 million in the third quarter. This decrease was due to a restructuring charge of $0.8 million recorded in the fourth quarter, with the remainder of the decrease driven by unfavorable overhead absorption as a result of lower sales volume in our Emergency Response Vehicles segment.

Net earnings in the fourth quarter decreased by $3.4 million to a loss of $0.2 million compared to net earnings of $3.2 million in the third quarter. $3.9 million of this decrease was due to the unfavorable overhead absorption as a result of the lower sales levels in the fourth quarter. $1.6 million of the decrease was due to additional restructuring charges incurred in the fourth quarter compared to third quarter, while $0.6 million was due to post-employment benefits and recruiting costs incurred in the fourth quarter. These decreases were partially offset by a decrease of $2.6 million in our tax provision during the quarter, driven by a decrease in fourth quarter pre-tax income.

2013

Sales in the fourth quarter of 2013 were $126.5 million, an increase of $0.4 million, or 0.3%, from our third quarter sales of $126.1 million, as strong sales of motor home chassis were largely offset by lower sales of delivery and service vehicles due to delayed production on ReachTM commercial vans as a result of supplier constraints.

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

2012

Sales in the fourth quarter of 2012 were $124.5 million, an increase of $11.6 million, or 10.3%, from our sales in the third quarter of 2012. The increase was driven by higher sales in our Emergency Response Vehicles segment as a result of the strong order intake we experienced in 2012, along with smaller increases in our Specialty Chassis and Vehicles segment due to increased volume in motor home chassis and our Delivery and Service Vehicles segment due to higher walk-in van unit volumes.

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

Financial Condition

Balance sheet at December 31, 2014 compared to December 31, 2013

Cash decreased by $2.1 million, or 6.8%, to $28.6 million at December 31, 2014 from $30.7 million at December 31, 2013, due to financing and investing activities that utilized $8.6 million, more than offsetting the $6.5 million generated through operating activities.

Inventory decreased by $10.2 million, or 12.5%, to $71.2 million at December 31, 2014 from $81.4 million at December 31, 2013, mainly due to completion and shipment of vehicles in the first quarter of 2014 that were delayed due to supplier constraints in late 2013.

Deferred income tax assets increased by $1.1 million, or 16.4%, to $7.8 million at December 31, 2014 from $6.7 million at December 31, 2013. $0.5 million of the increase was due to an adjustment of valuation allowances as a result of a reorganization of our subsidiary legal structure commenced in 2014. The remaining increase was mainly due to the change in certain balance sheet reserve accounts that are not deductible until paid.

Other current assets increased by $1.4 million, or 60.9%, to $3.7 million at December 31, 2014 from $2.3 million at December 31, 2013, mainly due to an increase in prepaid insurance at December 31, 2014.

Property, plant and equipment decreased by $3.9 million, or 7.2%, to $50.4 million at December 31, 2014 from $54.3 million at December 31, 2013 due to depreciation of $7.2 million and asset disposals of $0.2 million, which were partially offset by capital expenditures of $3.5 million.

Accounts payable decreased by $7.7 million, or 25.2%, to $22.8 million at December 31, 2014 from $30.5 million at December 31, 2013, mainly due to the timing of check runs in late December, 2014.

Accrued warranty increased by $1.6 million, or 21.1%, to $9.2 million at December 31, 2014 from $7.6 million at December 31, 2013. $0.8 million of the increase was due to lengthened warranty terms offered beginning in 2014 on certain of our emergency response vehicles, while the remainder was mainly due to higher unit volumes in our Delivery and Service Vehicles segment in 2014.

Accrued compensation and related taxes increased by $1.8 million, or 28.1%, to $8.2 million at December 31, 2014 from $6.4 million at December 31, 2013, mainly due to higher accruals for bonus payments in 2014.

Deposits from customers decreased by $6.5 million, or 36.1%, to $11.5 million at December 31, 2014 from $18.0 million at December 31, 2013, mainly due to the completion of a 70 unit fire truck order in 2014 that included a deposit of approximately $5 million, along with the election of fewer customers to make deposits on orders.

Other current liabilities and accrued expenses increased by $1.3 million, or 24.5%, to $6.6 million at December 31, 2014 from $5.3 million at December 31, 2013 mainly due to the reclassification of the contingent liability for our purchase of Utilimaster from long term to current in early 2014.

Deferred income tax liabilities decreased by $1.2 million, or 37.5%, to $2.0 million at December 31, 2014 from $3.2 million at December 31, 2013, mainly due to the change in differences in timing of depreciation and amortization for book and tax purposes on various assets.

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

Property, plant and equipment decreased by $4.8 million, or 8.1%, to $54.3 million at December 31, 2013 from $59.1 million at December 31, 2012, due to depreciation recorded during the year of $8.3 million, partially offset by $3.5 million of investments in property, plant and equipment.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities	$6,506	$13,046	$6,367
Investing activities	(2,815)	(846)	(12,393)
Financing activities	(5,828)	(3,241)	(3,903)
Net increase (decrease) in cash and cash equivalents	$(2,137)	$8,959	$(9,929)

During 2014, cash and cash equivalents decreased by $2.1 million to a balance of $28.6 million as of December 31, 2014. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $6.5 million of cash from operating activities during the year ended December 31, 2014. In addition to our net income of $1.0 million, we generated cash primarily through non-cash expenses of $8.4 million. We utilized $2.9 million of cash due to changes in working capital requirements, including inventories, accounts payable, accrued warranty and deposits from customers.

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

In 2015 we expect to incur non-recurring cash outlays of $6 million to $7 million. This estimate includes expenditures for the replacement and upgrade of machinery and equipment used in operations along with approximately $1.5 million related to our initiative to improve our Emergency Response Vehicles segment operations.

Cash Flow from Investing Activities

We used $2.8 million of cash for investing activities during the year ended December 31, 2014, mainly for the purchase of property, plant and equipment used in our operations.

We used $0.8 million for investing activities during the year ended December 31, 2013, mainly due to the purchase of $3.5 million of property, plant and equipment which was largely offset by the collection of a $2.5 million note receivable.

We used $12.4 million of cash for investing activities during the year ended December 31, 2012, mainly for the purchase of property, plant and equipment, which included approximately $8.8 million for the purchase of equipment related to the relocation of certain of our Utilimaster operations to Bristol, Indiana.

Cash Flow from Financing Activities

We used $5.8 million for financing activities during the year ended December 31, 2014, including $3.4 million for the payment of dividends and $2.0 million for the repurchase of our common stock. See Note 13, Shareholders Equity, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information on our share repurchases.

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

Restructuring Activities

During the year ended December 31, 2014 we incurred $2.2 million of restructuring charges within our Emergency Response Vehicles segment related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

We recorded no restructuring charges during the year ended December 31, 2013.

During the year ended December 31, 2012, we incurred $7.8 million of restructuring charges within our Delivery and Service Vehicles segment, including asset impairments, as the result of our planned relocation of certain of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and the relocation of our ReachTM delivery van manufacturing from Wakarusa, Indiana to Charlotte, Michigan. We undertook these relocations in order to improve profitability within the segment and eliminate non-value added manufacturing processes related to our walk-in van production. In 2012, we also incurred $1.3 million in severance charges within our Specialty Chassis and Vehicles and Emergency Response Vehicles segments to help align the organizational structure and expenses with current and future revenue expectations.

See Note 3, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2014	2013	2012

Current assets	$161,251	$170,727	$152,523
Current liabilities	60,620	70,152	53,690
Working capital	$100,631	$100,575	$98,833

Working capital was flat from December 31, 2013 to December 31, 2014, as decreases in cash, inventory, accounts payable and deposits from customers were offset by increases in deferred income tax assets, accrued compensation and related taxes and accrued warranty. See the description of changes in balance sheet items at December 31, 2014 compared to December 31, 2013 above for more information on changes in components of working capital.

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

Contingent Obligations

In connection with the acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million, which became due through the first quarter of 2015. Through December 31, 2014, we have made earn-out payments totaling $5.1 million, including $3.1 million made as the result of sales that exceeded targeted levels and $2.0 million as the result of meeting targeted sales levels for the ReachTM commercial van. At December 31, 2014, we have recorded a contingent liability of $1.5 million within Other current liabilities on our Consolidated Balance Sheet for the remaining payment owed under this contingent obligation, which was paid in January, 2015, bringing the total paid under this contingent obligation to $6.6 million. No further payments are required under this contingent obligation. See Note 9, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. We had no drawings against this credit line as of December 31, 2014 or 2013. During the year ended December 31, 2014, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received by our Utilimaster subsidiary under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 9, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about Utilimaster’s chassis bailment inventory agreements. The applicable borrowing rate including margin was 1.665750% (or one-month LIBOR plus 1.5%) at December 31, 2014.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at December 31, 2014 and 2013.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At December 31, 2014 and 2013, we had outstanding letters of credit totaling $4.7 million and $10.4 million related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit at December 31, 2014 is mainly due to the expiration of performance bonds issued in relation to orders for emergency response vehicles from Peru and Chile.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $38.6 million and $23.8 million at December 31, 2014 and 2013. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2014, we were in compliance with all debt covenants, and, based on our outlook for 2015, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.3 million and $0.3 million as of December 31, 2014 and 2013, due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions. Repurchase of common stock is based on our assessment of market conditions. During the year ended December 31, 2014, we repurchased 382,000 shares of our common stock for an aggregate purchase price of $2.0 million, leaving 618,000 shares remaining under this repurchase authorization. If we were to repurchase the full 618,000 shares of stock under the repurchase program, it would cost $3.1 million based on the closing price of our stock on February 27, 2015. We believe that we have sufficient resources to fund this potential stock buyback.

Dividends

On October 23, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 18, 2014 to shareholders of record on November 13, 2014.

On May 1, 2014 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 19, 2014 to shareholders of record on May 15, 2014. The total amount of dividends paid in 2014 was $3.4 million.

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

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below. The weighted average interest rate for long term debt as of December 31, 2014 was 5.46%.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Long-term debt (1)	$5,523	$273	$5,250	$-	$-
Capital leases	291	71	142	78	-
Operating leases	9,835	1,993	2,899	2,406	2,537
Contingent payments (2)	1,500	-	-	-	-
Purchase obligations	28,869	28,869	-	-	-

Total contractual obligations	$46,018	$31,206	$8,291	$2,484	$2,537

(1)	Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2014.
(2)	Contingent payments are associated with the Utilimaster acquisition in November, 2009.

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

At December 31, 2014 and 2013, all of our goodwill resides at our Utilimaster subsidiary, which comprises the Delivery and Service Vehicles reportable segment. This reportable segment was also determined to be a reporting unit for goodwill impairment testing. We first assess qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we are not required to calculate the fair value of a reporting unit. We have the option to bypass this qualitative assessment and proceed to the first step of a two-step goodwill impairment assessment. If we elect to bypass the qualitative assessment, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

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

In 2014, we elected to bypass the qualitative assessment and proceed to the first step of the two-step goodwill impairment assessment for our Delivery and Service Vehicles reporting unit. The estimated fair value of this reporting unit exceeded its carrying value by 17% as of October 1, 2014, the most recent annual assessment date. Based on the discounted cash flow valuation at October 1, 2014, an increase in the WACC for the Utilimaster reporting unit of approximately 160 basis points would not result in impairment.

Our 2013 annual goodwill impairment test indicated that the goodwill that had been recorded for our Emergency Response Vehicles reporting unit was fully impaired. We determined that the carrying cost of the reporting unit exceeded its fair value, requiring us to compare the carrying cost of the goodwill to its implied fair value, which resulted in a non-cash impairment charge of $4.9 million being recorded during the fourth quarter of 2013. While we believe that the future profitability of our Emergency Response Vehicles reporting unit is likely, the impairment reflects our failure to reverse the ongoing operating losses of the reporting unit over the prior three years, and the inability to definitively demonstrate the reporting unit’s ability to generate sufficient cash flow, on a discounted basis, to cover the carrying cost of its assets. The assumptions used to estimate the fair value of the Emergency Response Vehicles reporting unit in 2013 reflected our outlook for the reporting unit, which was revised as a result of the failure to meet forecasts. This revised outlook reflected lowered expectations for future growth in revenue and operating income than the estimates used in the 2012 goodwill impairment analysis for this reporting unit.

The acquired Utilimaster and Classic Fire trade names have an indefinite life as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $2.9 million by 319% as of October 1, 2014, while the estimated fair value of our Classic Fire trade name exceeded its associated carrying value of $0.6 million by 9% as of October 1, 2014. Accordingly, there was no impairment recorded on either of these trade names. Based on the discounted cash flow valuations at October 1, 2014, an increase in the WACC used for these impairment analyses of 140 basis points would not result in impairment in either trade name.

See Note 4, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

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

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred. See Note 9, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2014, we had $5.0 million of debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(1) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 5, 2015

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014 and our report dated March 5, 2015 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 5, 2015

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$28,570	$30,707
Accounts receivable, less allowance of $144 and $769	48,362	47,560
Inventories	71,163	81,419
Deferred income tax assets	7,799	6,736
Income taxes receivable	1,696	1,641
Assets held for sale	-	373
Other current assets	3,661	2,291
Total current assets	161,251	170,727

Property, plant and equipment, net	50,417	54,278
Goodwill	15,961	15,961
Intangible assets, net	8,958	10,094
Other assets	2,226	2,222
TOTAL ASSETS	$238,813	$253,282

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$22,762	$30,525
Accrued warranty	9,237	7,579
Accrued customer rebates	2,166	2,190
Accrued compensation and related taxes	8,226	6,440
Deposits from customers	11,524	18,006
Other current liabilities and accrued expenses	6,646	5,333
Current portion of long-term debt	59	79
Total current liabilities	60,620	70,152

Other non-current liabilities	2,365	3,109
Long-term debt, less current portion	5,202	5,261
Deferred income tax liabilities	2,008	3,209

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,094 and 34,210 outstanding	341	342
Additional paid in capital	75,695	75,075
Retained earnings	92,724	96,132
Total Spartan Motors, Inc. shareholders’ equity	168,760	171,549
Non-controlling interest	(142)	2
Total shareholders' equity	168,618	171,551
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$238,813	$253,282

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012

Sales	$506,764	$469,538	$470,577
Cost of products sold	442,877	416,475	405,455
Restructuring charges	808	-	6,514
Gross profit	63,079	53,063	58,608

Operating expenses:
Research and development	11,676	10,911	12,873
Selling, general and administrative	51,205	45,496	45,707
Goodwill impairment	-	4,854	-
Restructuring charges	1,349	-	2,619
Total operating expenses	64,230	61,261	61,199

Operating loss	(1,151)	(8,198)	(2,591)

Other income (expense):
Interest expense	(341)	(311)	(335)
Interest and other income	418	659	569
Total other income	77	348	234

Loss before taxes	(1,074)	(7,850)	(2,357)

Taxes	(2,103)	(1,881)	100

Net earnings (loss)	1,029	(5,969)	(2,457)

Less: net earnings (loss) attributable to non-controlling interest	(144)	2	-

Net earnings (loss) attributable to Spartan Motors, Inc.	$1,173	$(5,971)	$(2,457)

Basic net earnings (loss) per share	$0.03	$(0.18)	$(0.07)

Diluted net earnings (loss) per share	$0.03	$(0.18)	$(0.07)

Basic weighted average common shares outstanding	34,251	33,550	33,165

Diluted weighted average common shares outstanding	34,256	33,550	33,165

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2014, 2013 and 2012

(In thousands, except per share data)

	Number of	Common	Additional	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Interest	Equity
Balance at December 31, 2011	33,596	$336	$71,145	$111,357	$-	$182,838

Issuance of common stock and the tax impact of stock incentive plan transactions	70	1	85	-	-	86

Dividends declared ($0.10 per share)	-	-	-	(3,383)	-	(3,383)

Issuance of restricted stock, net of cancellation	196	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,645	-	-	1,645

Net loss	-	-	-	(2,457)	-	(2,457)

Balance at December 31, 2012	33,862	339	72,873	105,517	-	178,729

Issuance of common stock and the tax impact of stock incentive plan transactions	217	2	579	-	-	581

Dividends declared ($0.10 per share)	-	-	-	(3,414)	-	(3,414)

Issuance of restricted stock, net of cancellation	131	1	(1)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,624	-	-	1,624

Net loss	-	-	-	(5,971)	2	(5,969)

Balance at December 31, 2013	34,210	342	75,075	96,132	2	171,551

Issuance of common stock and the tax impact of stock incentive plan transactions	25	-	(159)	-	-	(159)

Dividends declared ($0.10 per share)	-	-	-	(3,427)	-	(3,427)

Purchase and retirement of common stock	(382)	(3)	(843)	(1,154)	-	(2,000)

Issuance of restricted stock, net of cancellation	241	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,624	-	-	1,624

Net earnings (loss)	-	-	-	1,173	(144)	1,029

Balance at December 31, 2014	34,094	$341	$75,695	$92,724	$(142)	$168,618

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net earnings (loss)	$1,029	$(5,969)	$(2,457)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	8,378	9,238	8,990
(Gain) loss on disposal and impairment of assets	(191)	255	5,621
Goodwill impairment	-	4,854	-
Expense from changes in fair value of contingent consideration	742	21	2,872
Tax benefit related to stock incentive plan transactions	100	118	134
Deferred income taxes	(2,265)	(1,690)	(2,771)
Stock based compensation related to stock awards	1,624	1,624	1,645
Decrease (increase) in operating assets:
Accounts receivable	(802)	(421)	(7,097)
Inventories	10,256	(13,828)	(600)
Income taxes receivable	(55)	1,758	(1,532)
Other assets	(1,370)	1,236	661
Increase (decrease) in operating liabilities:
Accounts payable	(7,763)	7,525	1,350
Accrued warranty	1,658	1,517	260
Accrued customer rebates	(24)	(109)	753
Accrued compensation and related taxes	1,786	(1,308)	2,079
Deposits from customers	(6,482)	11,620	(1,515)
Other current liabilities and accrued expenses	(27)	(2,212)	(1,896)
Taxes on income	(88)	(1,183)	(130)
Total adjustments	5,477	19,015	8,824
Net cash provided by operating activities	6,506	13,046	6,367

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,463)	(3,526)	(12,468)
Proceeds from sale of property, plant and equipment	648	180	75
Proceeds from notes receivable	-	2,500	-
Net cash used in investing activities	(2,815)	(846)	(12,393)

Cash flows from financing activities:
Borrowings under credit facilities	2,191	-	2,891
Payments on credit facilities	(2,191)	-	(2,891)
Proceeds from long-term debt	-	138	223
Payments on long-term debt	(80)	(86)	(73)
Payment of contingent consideration on acquisitions	(162)	(460)	(756)
Purchase and retirement of common stock	(2,000)	-	-
Net cash provided from (used in) the exercise, vesting or cancellation of stock incentive awards	(59)	699	220
Cash paid related to tax impact of stock incentive plan transactions	(100)	(118)	(134)
Payment of dividends	(3,427)	(3,414)	(3,383)
Net cash used in financing activities	(5,828)	(3,241)	(3,903)

Net increase (decrease) in cash and cash equivalents	(2,137)	8,959	(9,929)
Cash and cash equivalents at beginning of year	30,707	21,748	31,677
Cash and cash equivalents at end of year	$28,570	$30,707	$21,748

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”, “we”, or “us”) is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles. We also have various subsidiaries that are manufacturers of bodies for various markets including emergency response vehicles and delivery and service vehicles.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries: Spartan Chassis, Inc. (“Spartan Chassis”), Spartan Motors USA, Inc. (“Spartan USA”, formerly known as Crimson Fire, Inc.), Crimson Fire Aerials, Inc. (“Crimson Aerials”), Utilimaster Corporation (“Utilimaster”) and Classic Fire, LLC (“Classic Fire”). In November, 2012, Spartan USA entered into a joint venture with Gimaex Holding, Inc. to form Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”). In February, 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. The dissolution is expected to become effective in the second quarter of 2015. On December 31, 2014 we dissolved Classic Fire, and its operations were merged with the operations of Spartan USA. All intercompany transactions have been eliminated.

Non-Controlling Interest

At December 31, 2014, Spartan USA held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, Spartan USA was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc., within the Emergency Response Vehicles segment.

Use of Estimates. In the preparation of our financial statements in accordance with U.S. generally accepted accounting Principles (“GAAP”), management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as the allowance for credit losses, warranty expenses, impairment assessments and the provision for income taxes, are particularly sensitive. If actual results are different from estimates used by management, they may have a material impact on the financial statements.

Revenue Recognition. We recognize revenue in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of our quality control inspections, and are ready for delivery. All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. Rebates for certain product sales, which are known and accrued at time of sale, are reflected as a reduction of revenue. Service revenue is immaterial at less than one percent of total sales. The collectability of any related receivable is reasonably assured before revenue is recognized.

Shipping and Handling of Products. Costs incurred related to the shipment and handling of products are classified in cost of products sold. Amounts billed to customers for shipping and handling of products are included in sales.

Cash and Cash Equivalents include cash on hand, cash on deposit, treasuries and money market funds. We consider all investments purchased with an original maturity of three months or less to be cash equivalents.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Accounts Receivable. Our receivables are subject to credit risk, and we do not typically require collateral on our accounts receivable. We perform periodic credit evaluations of our customers’ financial condition and generally require a security interest in the products sold. Receivables generally are due within 30 to 60 days. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Past due accounts are written off when collectability is determined to be no longer assured.

Inventories are stated at the lower of first-in, first-out cost or market. Estimated inventory allowances for slow-moving inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Assets held-for-sale are recorded at the lower of historical depreciated cost or the estimated fair value less costs to sell.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to impairment tests on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. We review indefinite lived intangible assets annually for impairment by comparing the carrying value of those assets to their fair value.

Other intangible assets with finite lives are amortized over their estimated useful lives and are tested for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

We perform our annual goodwill and indefinite lived intangible assets impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. For goodwill we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under authoritative guidance, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We have the option to bypass the qualitative assessment and proceed to the first step of the two-step impairment test.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

If we elect to bypass the qualitative assessment for a reporting unit, or if after completing the assessment we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed if the carrying amount of the reporting unit exceeds the fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We evaluate the recoverability of our indefinite lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Classic Fire, business trends, prospects and market and economic conditions.

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

See Note 4, Goodwill and Intangible Assets, for further details on our goodwill and other intangible assets.

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 9, Commitments and Contingent Liabilities, for further information regarding warranties.

Deposits from Customers. We sometimes receive advance payments from customers for product orders and record these amounts as liabilities. We accept such deposits when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Revenue associated with these deposits is deferred and recognized upon shipment of the related product to the customer.

Research and Development. Our research and development costs, which consist of compensation costs, travel and entertainment, administrative expenses and new product development among other items, are expensed as incurred.

Taxes on Income. We recognize deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, to be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Interest and penalties attributable to income taxes are recorded as a component of income taxes.

See Note 7, Taxes on Income, for further details on our income taxes.

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of our SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of our stock options outstanding during the period. Our unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for both basic and diluted earnings per share calculations. See Note 14, Earnings Per Share, for further details.

Stock Incentive Plans. Share based payment compensation costs for equity-based awards is measured on the grant date based on the fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option and stock appreciation rights awards are estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant. Our incentive stock plans are described in more detail in Note 12, Stock Based Compensation.

Fair Value. We are required to disclose the fair value of our financial instruments. The carrying value at December 31, 2014 and 2013 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications. Certain immaterial amounts in the prior years’ financial statements have been reclassified to conform to the current year’s presentation.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. More detailed information about our reportable segments can be found in Note 15, Business Segments.

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $327, $311 and $273 for 2014, 2013 and 2012. Cash paid for income taxes, net of refunds, was $1,168, $370 and $3,873 for 2014, 2013 and 2012.

New Accounting Standards

In May, 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. We are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard on our consolidated financial statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” (“ASU 2013-11”). ASU 2013-11 amends the guidance related to the presentation of unrecognized tax benefits and allows for the reduction of a deferred tax asset for a net operating loss (“NOL”) carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. ASU 2013-11 is effective for annual and interim periods for fiscal years beginning after December 15, 2013, and early adoption is permitted. The adoption of the provisions of ASU 2013-11 did not have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2014	2013

Finished goods	$16,981	$17,168
Work in process	16,698	25,453
Raw materials and purchased components	41,072	41,093
Reserve for slow-moving inventory	(3,588)	(2,295)

Total Inventory	$71,163	$81,419

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $8,718 and $8,861 at December 31, 2014 and 2013. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Consolidated Statements of Operations.

Work in process inventory decreased from December 31, 2013 primarily due to supplier issues that delayed the final production of units in the Delivery and Service Vehicle segment in 2013, resulting in unusually high work in process inventory at December 31, 2013.

NOTE 3 – RESTRUCTURING CHARGES

During 2014, we incurred restructuring charges related to the relocation of our Ocala, FL manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

During 2012, we incurred restructuring charges within our Delivery and Service Vehicles segment, including asset impairments, as the result of the relocation of certain of our Utilimaster operations from Wakarusa, Indiana to Bristol, Indiana and the relocation of our ReachTM manufacturing from Wakarusa, Indiana to Charlotte, Michigan, along with certain severance charges incurred within our Specialty Chassis and Vehicles and Emergency Response Vehicles segments to help align expenses with current and future revenue expectations.

There were no restructuring charges recorded during the year ended December 31, 2013.

The following table provides a summary of the compensation related charges incurred through December 31, 2014 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses.

Severance
Balance January 1, 2012	$-
Accrual for severance	1,642
Payments and adjustments made in period	(1,012)
Balance December 31, 2012	630
Accrual for severance	-
Payments made in period	630
Balance December 31, 2013	-
Accrual for severance	165
Payments made in period	-
Balance December 31, 2014	$165

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations for the year ended December 31, 2014, which were all related to our Emergency Response Vehicles segment, are as follows:

Cost of products sold
Inventory impairment	$584
Relocation/retention costs	93
Accrual for severance	131
Total cost of products sold	808

General and Administrative
Manufacturing process reengineering	1,017
Relocation/retention costs	298
Accrual for severance	34
Total general and administrative	1,349

Total restructuring	$2,157

Restructuring charges included in our Consolidated Statements of Operations for the year ended December 31, 2012, broken down by segment, are as follows:

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within Note 1, General and Summary of Accounting Policies for a description of our accounting policies regarding goodwill and other intangible assets.

At December 31, 2014 and 2013, we had recorded goodwill at our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. The goodwill recorded in the Delivery and Service Vehicles reporting unit was evaluated for impairment as of October 1, 2014 using a discounted cash flow valuation.

The estimated fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying value by approximately 17% in 2014, indicating that the goodwill was not impaired. Based on the discounted cash flow valuation at October 1, 2014, an increase in the weighted average cost of capital (“WACC”) used for the Delivery and Service Vehicles reporting unit of approximately 160 basis points would not result in impairment. As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

Our 2012 goodwill impairment test for the Emergency Response Vehicles reporting unit indicated no impairment. Our 2013 impairment test for the goodwill recorded under our Emergency Response Vehicles reporting unit, as of October 1, 2013, indicated that the reporting unit’s carrying cost exceeded its estimated fair value. As a result, we were required to compare the carrying value of this goodwill to its implied fair value, resulting in a non-cash impairment charge of $4,854 being recorded during the quarter ended December 31, 2013. This impairment reflected the failure of the Company to reverse the ongoing operating losses of this reporting unit over the previous three years, and the inability to definitively demonstrate the reporting unit’s ability to generate sufficient cash flow, on a discounted basis, to cover the carrying cost of its assets.

The Company’s goodwill by reportable segment is as follows:

	Emergency Response Vehicles		Delivery and Service Vehicles		Total
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Goodwill, beginning of year	$-	$4,854	$15,961	$15,961	$15,961	$20,815
Impairment losses during the year	-	(4,854)	-	-	-	(4,854)
Goodwill, end of year	$-	$-	$15,961	$15,961	$15,961	$15,961

Acquired goodwill	$4,854	$4,854	$15,961	$15,961	$20,815	$20,815
Accumulated impairment	(4,854)	(4,854)	-	-	(4,854)	(4,854)
Goodwill, net	$-	$-	$15,961	$15,961	$15,961	$15,961

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We have other intangible assets associated with our Utilimaster and Spartan USA subsidiaries, including customer and dealer relationships, non-compete agreements, unpatented technology, an acquired product development project and trade names. The non-compete agreement, unpatented technology, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated of after-tax operating income generated, or on a straight-line basis. Our Utilimaster and Classic Fire trade names have indefinite lives, and are not amortized. We test our trade names for impairment at least annually, and test other intangible assets for impairment if impairment indicators are present.

We tested our Utilimaster and Classic Fire trade names for impairment, as of October 1, 2014 and 2013, by estimating the fair value of the trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. The estimated fair value of our Utilimaster trade name at October 1, 2014 exceeded its carrying cost by 219%. The estimated fair value of our Classic Fire trade name at October 1, 2014 exceeded its carrying cost by 9%. Accordingly, there was no impairment recorded on either of these trade names. Based on the discounted cash flow valuations at October 1, 2014, an increase in the WACC used for these impairment analyses of 140 basis points would not result in impairment in either trade name.

We considered the 2014 operating loss and the 2013 goodwill impairment recorded in our Emergency Response Vehicles reporting unit to be impairment indicators for the intangible assets subject to amortization, and other long-lived assets, of the reporting unit. During the fourth quarters of 2014 and 2013, we conducted impairment analyses on these assets and found that the carrying cost of these assets was recoverable, and that the assets, accordingly, are not impaired.

We recorded $1,136, $958 and $891 of intangible asset amortization expense during 2014, 2013 and 2012.

The following table provides information regarding our other intangible assets:

	As of December 31, 2014			As of December 31, 2013
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,760	$2,924	$3,836	$6,760	$2,268	$4,492
Acquired product development project	1,860	475	1,385	1,860	128	1,732
Unpatented technology	380	143	237	380	105	275
Non-compete agreements	520	450	70	520	355	165
Backlog	320	320	-	320	320	-
Trade Names	3,430	-	3,430	3,430	-	3,430
	$13,270	$4,312	$8,958	$13,270	$3,176	$10,094

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2015	$887
2016	767
2017	743
2018	726
2019	358
Thereafter	2,047
$5,528

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2014	2013

Land and improvements	$4,892	$4,778
Buildings and improvements	59,621	59,170
Plant machinery and equipment	34,449	35,357
Furniture and fixtures	16,273	15,899
Vehicles	3,008	2,888
Construction in process	4,223	2,947
Subtotal	122,466	121,039
Less accumulated depreciation	(72,049)	(66,761)
Total property, plant and equipment, net	$50,417	$54,278

Construction in progress includes $3,960 and $2,760 at December 31, 2014 and 2013 for the implementation of our ERP system, which has been delayed from its original targeted go-live dates of 2013 through 2015. Work continues on the system, which is now expected to go live in 2017 and 2018.

At December 31, 2013, one building at our Wakarusa, Indiana facility was recorded as held-for-sale at its estimated selling price less costs to sell. During the years ended December 31, 2014 and 2013, we incurred impairment charges of $43 and $344, which were recorded within Selling, general and administrative expense on our Consolidated Statement of Operations, to write down the value of the building to its then current estimated selling price, less costs to sell. The building was sold during the second quarter of 2014.

During 2012, we engaged in certain restructuring activities related to the move of certain of our Delivery and Service Vehicles operations from our Wakarusa, Indiana campus to a leased facility in Bristol, Indiana. These restructuring activities included the write down of $5,468 for buildings and equipment at our Wakarusa, Indiana campus that were reclassified as held-for-sale in 2012. On December 31, 2012 we completed the sale of certain buildings and the associated land at our Wakarusa, Indiana facility and recorded an immaterial loss on the sale. The terms of the sale include our receipt of a note receivable of $2,500, recorded within other current assets on our Consolidated Balance Sheet at December 31, 2012. The note matured, and was collected, during the first half of 2013, leaving a balance of $0 at December 31, 2013.

There were no capitalized interest costs in 2014 or 2013.

NOTE 6 - LEASES

We lease certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements. Building leases generally provide that we pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2014, 2013 and 2012 was $2,286, $2,600 and $2,205.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payments
2015	$1,993
2016	1,518
2017	1,381
2018	1,213
2019	1,193
Thereafter	2,537

Total	$9,835

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We lease certain office equipment, computer hardware and material handling equipment under capital lease agreements. Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $609 and $360, respectively, at December 31, 2014. Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2015	$71
2016	71
2017	71
2018	44
2019	34
Thereafter	-
Total lease obligations, including imputed interest	291
Less imputed interest charges	(30)
Total outstanding capital lease obligations	$261

NOTE 7 - TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$269	$111	$2,156
State	(107)	(302)	715
Total current	162	(191)	2,871
Deferred (credit):
Federal	(1,426)	(1,499)	(2,762)
State	(839)	(191)	(9)
Total deferred	(2,265)	(1,690)	(2,771)

TOTAL TAXES ON INCOME	$(2,103)	$(1,881)	$100

The above current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 12, Stock Based Compensation. These adjustments were an addition of $100, $118 and $134 in 2014, 2013 and 2012. The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The American Taxpayer Relief Act of 2012 (the “Act”) was signed into law in 2013. Among other things the Act renewed the federal research and development tax credit for calendar years 2012 and 2013. We included the credit in our 2012 federal income tax return and therefore reflected it in the computation of taxes on income in 2012.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2014		2013		2012
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$(365)	34.00%	$(2,669)	34.00%	$(801)	34.00%
Increase (decrease) in income taxes resulting from:
Deferred income tax adjustment	(275)	25.61	654	(8.33)	-	-
Non-deductible goodwill impairment	-	-	525	(6.69)	-	-
Nondeductible earn-out expense	207	(19.27)	63	(0.80)	961	(40.77)
Other nondeductible expenses	242	(22.53)	141	(1.80)	108	(4.58)
State tax expense, net of federal income tax benefit	(201)	18.72	7	(0.09)	541	(22.95)
Net impact of adjustment of valuation allowance	(505)	47.02	(19)	0.24	40	(1.70)
Section 199 production deduction	(113)	10.52	(70)	0.89	(182)	7.72
Unrecognized tax benefit adjustment, expiration of statute	(765)	71.23	(400)	5.10	(118)	5.00
Federal research and development tax credit	(296)	27.56	(135)	1.72	(294)	12.47
Other	(32)	2.95	22	(0.28)	(155)	6.57
TOTAL	$(2,103)	195.81%	$(1,881)	23.96%	$100	(4.24)%

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2014	2013
Current asset (liability):
State tax credit and net operating loss carry-forwards, net of federal income tax benefit	$3,948	$3,932
Warranty reserve	3,646	3,315
Inventory costs and reserves	1,917	1,840
Compensation related accruals	874	817
Workers compensation accrual	337	231
Prepaid insurance	(474)	(147)
Other	613	315
Total - Current	10,861	10,303
Valuation allowance	(3,062)	(3,567)

Total - Current, net	$7,799	$6,736

Noncurrent asset (liability):
Goodwill	$(1,777)	$(2,181)
Depreciation	(1,306)	(2,172)
Stock based compensation	1,051	1,082
Other	24	62
Total – Noncurrent, net	$(2,008)	$(3,209)

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

At December 31, 2014 and 2013, we had state deferred tax assets, related to state tax net operating loss carry-forwards, of approximately $1,151 and $1,202, which begin expiring in 2018. Also, as of December 31, 2014 and 2013, we had state deferred tax assets, related to state tax credit carry-forwards, of approximately $4,924 and $4,848, which begin expiring in 2019. Due to accumulated losses in several state jurisdictions, we had recorded valuation allowances against certain deferred tax assets aggregating $3,567 at December 31, 2013. During 2014, we commenced a reorganization of our subsidiary legal structure. Together with an assessment of anticipated future operating results, we determined that the realization of a substantial portion of the state net operating loss carryforwards was more likely than not. As a result, we recorded a reduction in our valuation allowance of $505 during the year ended December 31, 2014.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Balance at January 1,	$833	$1,166	$990
Increase related to prior year tax positions	73	16	245
Increase related to current year tax positions	99	42	76
Settlements	-	-	(25)
Expiration of statute	(524)	(391)	(120)
Balance at December 31,	$481	$833	$1,166

As of December 31, 2014, we had an ending UTB balance of $481 along with $86 of interest and penalties, for a total of $567. Of this total, $191 was recorded as current and $376 as non-current, based on the applicable statute of limitations. The change in interest and penalties amounted to a decrease of $198 in 2014, an increase of $176 in 2013, and an increase of $165 in 2012, which were reflected in taxes on income within our Consolidated Statements of Operations.

Our 2010 through 2012 federal income tax returns are currently under examination by federal taxing authorities. Although the examination is ongoing, we believe adequate provision for federal income taxes has been recorded.

As of December 31, 2014, we are no longer subject to examination by federal taxing authorities for 2007 and earlier years.

We also file tax returns in a number of states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of its reserves, our effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of our cash and could result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

In September, 2013, the U.S. Treasury Department and the U.S. Internal Revenue Service issued final regulations that address costs incurred in acquiring, producing, or improving tangible property (the "tangible property regulations"). The tangible property regulations became effective for our fiscal year ended December 31, 2014. Depending on our election, certain portions may require an accounting method change for tax purposes on a retroactive basis. We continue to review the regulations, but do not believe there will be a material impact on our consolidated financial position or results of operations when they are fully adopted.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. For comparative purposes, amounts are presented for those customers in the other years presented.

We had one customer classified as a major customer in 2014 and 2013 (Customer A), which was a customer of the Specialty Chassis and Vehicles segment, while the customer classified as major in 2012 (Customer B) was a customer of the Delivery and Service Vehicles segment. Information about our major customers is as follows:

	2014		2013		2012
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$57,093	$7,541	$65,144	$6,684	$41,792	$4,824
Customer B	24,305	279	27,152	209	59,074	331

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At December 31, 2014 and 2013, we had outstanding letters of credit totaling $4,742 and $10,429 related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit at December 31, 2014 is mainly due to the expiration of performance bonds issued in relation to the award of an order from Peru for 70 emergency response vehicles, which was fulfilled in 2014.

At December 31, 2014, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our business. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by Utilimaster’s customers from the OEM and drop-shipped to Utilimaster’s premises. Utilimaster is a bailee of most other chassis under converter pool agreements with the OEMs, as described below. Chassis possessed under converter pool agreements are invoiced to the customer by the OEM or its affiliated financial institution based upon the terms of the converter pool agreements. On an annual basis, Utilimaster purchases and takes title to an immaterial number of chassis that ultimately are recorded as sales and cost of sales. Converter pool chassis obtained from the OEMs are based upon estimated future requirements and, to a lesser extent, confirmed orders from customers. Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained at Utilimaster’s production facility under the conditions that Utilimaster will store such chassis, will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to Utilimaster and, accordingly, Utilimaster accounts for the chassis in its possession as bailed inventory belonging to the manufacturer.

Utilimaster is party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at Utilimaster. As a result of these agreements, there was $3,043 and $1,865 outstanding on our revolving credit line at December 31, 2014 and 2013. Under the terms of the bailment inventory agreements, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for a Utilimaster body, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets. See Note 11 Debt, for further information on our revolving line of credit.

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

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale and periodically adjust the provision and liability to reflect actual experience. The amount of warranty liability accrued reflects our best estimate of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models.

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Infrequently, a material warranty issue can arise which is beyond the scope of our historical experience. We provide for any such warranty issues as they become known and are estimable. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience.

Changes in our warranty liability during the years ended December 31, 2014 and 2013 were as follows:

	2014	2013
Balance of accrued warranty at January 1	$7,579	$6,062
Warranties issued during the period	5,670	3,915
Cash settlements made during the period	(4,875)	(4,394)
Changes in liability for pre-existing warranties during the period, including expirations	863	1,996
Balance of accrued warranty at December 31	$9,237	$7,579

Contingent Consideration

In connection with our acquisition of Utilimaster in November 2009, we incurred contingent obligations through 2014 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through December 31, 2014 we have made earn-out payments totaling $5,069, including $3,069 made as the result of sales that exceeded targeted levels and $2,000 as the result of meeting targeted sales levels for the Reach commercial van. At December 31, 2014, we have recorded a contingent liability of $1,500 within Other current liabilities on our Consolidated Balance Sheet for the remaining payment owed under this contingent obligation, which was paid in January 2015.

In connection with the acquisition of Classic Fire in April, 2011, we incurred contingent obligations through 2013 in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $1,000. No payments were made, and no payments will be required to be made, under this earn-out agreement. During the year ended December 31, 2012, the Company recorded an adjustment to operating expenses of $(83) to bring the contingent liability to $0 based on the expected future payment amounts.

During the years ended December 31, 2014, 2013 and 2012, we recorded additional expense reflecting changes in the present value of the contingent liability as detailed below:

Contingent Liability
Contingent liability fair value at January 1, 2012	$2,934
Expense from discount amortization	483
Expense from changes in estimated fair value of contingent payments (1)	2,389
Payments made	(2,100)
Contingent liability fair value at December 31, 2012	3,706
Expense from discount amortization	215
Credit from changes in estimated fair value of contingent payments (1)	(194)
Payments made	(2,720)
Contingent liability fair value at December 31, 2013	1,007
Expense from discount amortization	114
Expense from changes in estimated fair value of contingent payments (1)	628
Payments made	(249)
Contingent liability fair value at December 31, 2014	$1,500

(1)

Represents adjustments to the contingent consideration liability based on expected or actual Classic Fire or Utilimaster sales levels for 2012, 2013 and 2014, along with the expectation of or success in meeting the targeted sales levels for the ReachTM commercial van in 2012 and 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We believe that we have sufficient liquidity to fund the contingent obligations as they become due.

NOTE 10 - COMPENSATION INCENTIVE PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over 5 years and were $625, $604 and $380 in 2014, 2013 and 2012. These amounts are expensed as incurred.

The Spartan Motors, Inc. Incentive Compensation Plan encompasses a quarterly and an annual bonus program. The quarterly program covers certain of our full-time employees. The cash bonuses paid under the quarterly program are equal for all participants. Amounts expensed for the quarterly bonus were $1,789, $867 and $1,134 for 2014, 2013 and 2012.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on our achievement of pre-defined financial and operational objectives. Amounts expensed for the annual bonus were $1,644, $236 and $1,698 for 2014, 2013 and 2012.

NOTE 11 - DEBT

Long-term debt consists of the following:

	December 31, 2014	December 31, 2013
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2):	--	--
Capital lease obligations (See Note 6 – Leases)	261	340
Total debt	5,261	5,340
Less current portion of long-term debt	(59)	(79)
Total long-term debt	$5,202	$5,261

The long-term debt due is as follows; $59 in 2015; $5,062 in 2016; $65 in 2017; $42 in 2018 and $33 thereafter.

(1)

We have a private shelf agreement with Prudential Investment Management, Inc., which allows us to borrow up to $50,000 to be issued in $5,000 minimum increments. On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50,000. The interest rate is determined based on applicable rates at the time of issuance. We had $5,000 of private placement notes outstanding at December 31, 2014 and 2013 with Prudential Investment Management, Inc.

(2)

Our primary line of credit is a $70,000 unsecured revolving line with Well Fargo Bank and JPMorgan Chase Bank, expiring on December 31, 2017, with an option to renew for two successive one year terms thereafter. Both lending institutions equally share this commitment. The terms of this credit agreement allow us to request an increase in the facility of up to $35,000 in the aggregate, subject to customary terms. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. We had no borrowings on this line at December 31, 2014 or 2013. GM and Chrysler have the ability to draw up to $10,000 against our primary line of credit in relation to chassis supplied to Utilimaster under chassis bailment inventory programs. See Note 9, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program. The applicable borrowing rate including margin was 1.655750% (or one-month LIBOR plus 1.5%) at December 31, 2014.

Under the terms of the primary line of credit agreement and the private shelf agreement, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $38,600 and $23,800 at December 31, 2014 and 2013. The agreements also prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2014 and 2013, we were in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 12 - STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 4,725,000. Total shares remaining available for stock incentive grants under these plans totaled 2,519,000 at December 31, 2014. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under our various stock incentive plans which include our Stock Incentive Plan of 2005, Stock Incentive Plan of 2007 and Stock Incentive Plan of 2012. The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant. Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

Stock Options and Stock Appreciation Rights. Granted options and Stock Appreciation Rights (SARs) vest immediately and are exercisable for a period of 10 years from the grant date. The exercise price for all options and the base price for all SARs granted have been equal to the market price at the date of grant. Dividends are not paid on unexercised options or SARs. SARs have historically been settled with shares of common stock upon exercise.

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

Option activity for the year ended December 31, 2014 is as follows for all plans:

	Total Number of Options (000)	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2013	233	$5.18
Granted and vested	--	--
Exercised	(178)	5.31
Cancelled	(16)	5.30
Options outstanding and exercisable at December 31, 2014	39	4.57	$26	1.0

No options were granted in 2014, 2013 or 2012, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The total intrinsic value of options exercised during years ended December 31, 2014, 2013 and 2012, were $10, $339 and $30.

SARs activity for the year ended December 31, 2014 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2013	305	$3.04
Granted and vested	-	-
Exercised	-	-
Cancelled	(16)	3.24
SARs outstanding and exercisable at December 31, 2014	289	3.03	$41	2.2

No SARs were granted in 2014, 2013 or 2012, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The outstanding SARS could have been exercised for the issuance of 7,864 shares of our common stock at December 31, 2014. The total intrinsic value of SARs exercised during the years ended December 31, 2014, 2013 and 2012 was $0, $4 and $7.

Restricted Stock Awards. We issue restricted stock, at no cash cost, to our directors, officers and key employees. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares are subject to the risk of forfeiture and may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is generally three to five years. The unearned stock-based compensation related to restricted stock awards, using the market price on the date of grant, is being amortized to compensation expense over the applicable vesting periods. Cash dividends are paid on unvested restricted stock grants and all such dividends vest immediately.

We receive an excess tax benefit or liability during the period the restricted shares vest. The excess tax benefit (liability) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the grant date market price used to amortize the awards to compensation expense. As required, any excess tax benefits or liabilities are reported in the Consolidated Statements of Cash Flows as financing cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restricted stock activity for the year ended December 31, 2014, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2013	486	$5.34
Granted	328	5.09
Vested	(331)	5.40
Forfeited	(44)	5.19
Non-vested shares outstanding at December 31, 2014	439	5.13	0.8

The weighted-average grant date fair value of non-vested shares granted was $5.09, $5.24 and $5.43 for the years ended December 31, 2014, 2013 and 2012.

During 2014, 2013 and 2012, we recorded compensation expense, net of cancellations, of $1,624, $1,624 and $1,645, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Operations related to restricted stock awards was $568, $568 and $576 for 2014, 2013 and 2012. For the years ended December 31, 2014, 2013 and 2012, restricted shares vested with a fair market value of $1,785, $1,397 and $1,603. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2014, we had unearned stock-based compensation of $1,314 associated with these restricted stock grants, which will be recognized over a weighted average of 0.8 years.

Employee Stock Purchase Plan. We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2014 and 2013, we received proceeds of $44 and $81 for the purchase of 9,000 and 16,000 shares under the ESPP.

NOTE 13 – SHAREHOLDERS EQUITY

On October 19, 2011, our Board of Directors authorized the re-purchase of up to 1 million shares of our common stock. At December 31, 2014, there were 618,000 shares remaining in this repurchase authorization. The following table represents our purchases of our common stock during the year ended December 31, 2014 under this share purchase program. We did not repurchase any of our common stock during 2013 or 2012.

	Average Purchase Price	Shares Purchased (000)	Purchase Value
April - June 2014	$5.07	197	$1,000
July - September 2014	$5.40	185	1,000
	$5.23	382	$2,000

NOTE 14 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2014, 2013 and 2012 (in thousands). The stock awards noted as antidilutive were not included in the diluted (in the case of stock options) or basic (in the case of unvested restricted stock awards) weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of our common stock increases.

	Year Ended December 31,
	2014	2013	2012
Basic weighted average common shares outstanding	34,251	33,550	33,165
Effect of dilutive stock options	5	-	-
Diluted weighted average common shares outstanding	34,256	33,550	33,165

Antidilutive stock awards:
Stock options	175	45	250
Unvested restricted stock awards	-	531	637

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 15 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

The Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Spartan USA, Crimson Aerials, and Spartan-Gimaex. This segment engineers and manufactures emergency response chassis and vehicles. Since 2012, when the emergency response vehicles business was aligned under the Spartan brand, the chassis and body operations have become increasingly aligned. As a result, the company believes it is appropriate to report revenue for this segment as one product group, Emergency Response Vehicles. Reporting for prior periods has been recast accordingly.

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

Sales to customers outside the United States were $55,919, $33,150 and $44,205 for the years ended December 31, 2014, 2013 and 2012, or 11.0%, 7.1% and 9.4%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2014

	Segment
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$184,532	$-	$-	$-	$184,532
Delivery and service vehicles sales	-	189,016	-	-	187,690
Motor home chassis sales	-	-	86,186	-	86,186
Other specialty vehicles sales	-	-	9,165	-	9,165
Aftermarket parts and assemblies sales	-	21,482	16,383	-	39,191
Total sales	$184,532	$210,498	$111,734	$-	$506,764
Depreciation and amortization expense	$1,030	$4,297	$669	$2,382	$8,378
Operating income (loss)	(7,087)	8,324	7,426	(9,814)	(1,151)
Segment assets	81,748	65,827	21,269	69,669	238,813
Capital expenditures	516	989	412	1,546	3,463

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2013

	Segment
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$165,087	$-	$-	$-	$165,087
Delivery and service vehicles sales	-	156,401	-	-	157,291
Motor home chassis sales	-	-	90,008	-	90,008
Other specialty vehicles sales	-	-	10,678	-	10,678
Aftermarket parts and assemblies sales	-	22,808	24,556	-	46,474
Total sales	$165,087	$179,209	$125,242	$-	$469,538
Depreciation and amortization expense	$1,390	$3,781	$1,498	$2,569	$9,238
Operating income (loss)	(7,664)	(3,942)	10,030	(6,622)	(8,198)
Segment assets	80,540	78,654	24,399	69,689	253,282
Capital expenditures	312	1,964	209	1,041	3,526

Year Ended December 31, 2012

	Segment
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicle sales	$162,320	$-	$-	$-	$162,320
Delivery and service vehicles sales	-	150,255	-	-	150,255
Motor home chassis sales	-	-	72,127	-	72,127
Other specialty vehicles sales	-	-	7,426	-	7,426
Aftermarket parts and assemblies sales	-	57,975	20,474	-	78,449
Total sales	$162,320	$208,230	$100,027	$-	$470,577
Depreciation and amortization expense	$1,711	$2,648	$1,945	$2,686	$8,990
Operating income (loss)	(2,951)	6,035	2,198	(7,873)	(2,591)
Segment assets	77,806	73,567	27,565	66,213	245,151
Capital expenditures	374	9,424	959	1,711	12,468

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2014 and 2013 is as follows (full year amounts may not sum due to rounding):

	2014 Quarter Ended				2013 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$127,959	$115,795	$144,239	$118,771	$96,136	$120,874	$126,074	$126,454

Gross profit	12,745	14,662	20,162	15,510	6,347	15,626	16,131	14,960

Net earnings (loss) attributable to Spartan Motors, Inc.	(2,140)	247	3,199	(133)	(4,254)	691	563	(2,970)

Basic net earnings (loss) per share	(0.06)	0.01	0.09	(0.00)	(0.13)	0.02	0.02	(0.09)

Diluted net earnings (loss) per share	(0.06)	0.01	0.09	(0.00)	(0.13)	0.02	0.02	(0.09)

During the third and fourth quarters of 2014, we incurred restructuring charges of $275 and $1,882, respectively. We did not incur any restructuring charges during 2013.

NOTE 17 – SUBSEQUENT EVENTS

In February, 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. The dissolution is expected to become effective in the second quarter of 2015. Costs associated with the wind-down will be impacted by the final dissolution agreement. Accordingly, we are unable to estimate the cost of the wind-down at this time. Spartan USA and Gimaex Holding, Inc. will share any costs associated with the wind-down on a 50/50 basis.

In February 2015, we were notified by the National Highway Traffic Safety Administration (“NHTSA”) staff that the agency may seek civil penalties related to possible violations of NHTSA regulations. The agency has invited the company to commence pre-enforcement settlement negotiations with the NHTSA regarding these potential violations. Civil penalties associated with these matters may become material to our results of operations and/or financial position; however, at this time we are unable to estimate the amount of any civil penalties or any other associated costs that may be incurred in settlement of these matters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2014. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2014, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, and is incorporated herein by reference.

We have adopted a Code of Ethics that applies to our principal executive officer, principal financial officer and principal accounting officer. This Code of Ethics is posted under “Code of Ethics” on our website at www.spartanmotors.com. We have also adopted a Code of Ethics and Compliance applicable to all directors, officers and associates, which is posted under “Code of Conduct” on our website at www.spartanmotors.com. Any waiver from or amendment to a provision of either code will be disclosed on our website.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2014.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	328,000	$7.57	2,494,000
Equity compensation plans not approved by security holders (2)	--	N/A	25,000
Total	328,000	$7.57	2,519,000

(1)

Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2012 (the “2012 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2007 (the “2007 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”), the Spartan Motors, Inc. Stock Option and Restricted Stock Plan of 2003 (the “2003 Plan”), and the Spartan Motors, Inc. 1996 Stock Option and Restricted Stock Plan for Outside Market Advisors (the “1996 Plan”).

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

(3)

Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. Furthermore, each of the 2012 Plan, the 2007 Plan, the 2005 Plan, the 2003 Plan and the 1996 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2012 Plan (1,434,000 shares), 2007 Plan (796,000 shares) and the 2005 Plan (264,000 shares, which can only be granted through May 24, 2015) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2015, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2014, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2014, 2013 and 2012

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2014

Consolidated Balance Sheets - December 31, 2014 and December 31, 2013

Consolidated Statements of Operations - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2014, 2013 and 2012

Consolidated Statements of Cash Flows - Years Ended December 31, 2014, 2013 and 2012

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

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.11 and Exhibit 10.15 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.5

Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herin by reference.*

Exhibit Number	Document
10.6

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.7

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

10.8

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.9

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.10

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.11

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

10.12

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.13

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.14	Consulting Agreement dated February 12, 2015 between the Company and John Sztykiel.*

10.15	Amended and Restated Credit Agreement, dated December 31, 2014, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

Exhibit Number	Document
10.16

Employment Letter Agreement dated July 22, 2014, between the Company and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582) and incorporated herein by reference.*

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

SPARTAN MOTORS, INC.

March 5, 2015	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2015	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 5, 2015	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer (Principal Financial and Accounting Officer)

March 5, 2015	By	* /s/ Lori L. Wade
Richard R. Current, Director

March 5, 2015	By	* /s/ Lori L. Wade
Richard F. Dauch, Director

March 5, 2015	By	* /s/ Lori L. Wade
Ronald Harbour, Director

March 5, 2015	By	* /s/ Lori L. Wade
Kenneth Kaczmarek, Director

March 5, 2015	By	* /s/ Lori L. Wade
Andrew Rooke, Director

March 5, 2015	By	* /s/ Lori L. Wade
Hugh W. Sloan, Director

March 5, 2015	By	* /s/ Lori L. Wade
John E. Sztykiel, Director

March 5, 2015	By	* /s/ Lori L. Wade
James C. Orchard, Director

March 5, 2015	* By	/s/ Lori L. Wade
Lori L. Wade Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2014:

Allowance for doubtful accounts	$769	$71	$-	$(696)	$144

Reserve for slow-moving inventory	2,295	5,343	-	(4,050)	3,588

Accrued warranty	7,579	6,533	-	(4,875)	9,237

Valuation allowance for deferred tax assets	3,567	-	-	(505)	3,062

Year ended December 31, 2013:

Allowance for doubtful accounts	$1,021	$15	$-	$(267)	$769

Reserve for slow-moving inventory	3,056	2,645	-	(3,406)	2,295

Accrued warranty	6,062	5,911	-	(4,394)	7,579

Valuation allowance for deferred tax assets	3,586	110	-	(130)	3,567

Year ended December 31, 2012:

Allowance for doubtful accounts	$749	$324	$-	$(52)	$1,021

Reserve for slow-moving inventory	3,565	671	-	(1,180)	3,056

Accrued warranty	5,802	5,102	-	(4,842)	6,062

Valuation allowance for deferred tax assets	3,546	50	-	(10)	3,586

EXHIBIT INDEX

Exhibit Number	Document

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

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.11 and Exhibit 10.15 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.5

Spartan Motors, Inc. Executive Leadership Team Incentive Compensation Framework. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2011 (Commission File No. 001-33582), and incorporated herin by reference.*

10.6

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.7

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference.*

10.8

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.9

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 001-13611), and incorporated herein by reference.*

10.10

Supplemental Executive Retirement Plan.* Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.

10.11

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

10.12

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.13

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.14	Consulting Agreement dated February 12, 2015 between the Company and John Sztykiel.*

10.15	Amended and Restated Credit Agreement, dated December 31, 2014, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.16

Employment Letter Agreement dated July 22, 2014, between the Company and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582) and incorporated herein by reference.*

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