Form 10-Q
period 2015-03-31
SPARTAN MOTORS INC
filed 2015-05-05
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2015.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2015
Common stock, $.01 par value	34,274,445 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

FORWARD-LOOKING STATEMENTS

There are certain statements within this Report that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will”, “should” and similar expressions or words. Our future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. There are numerous factors that could cause actual results to differ materially from the results discussed in forward-looking statements, including, among others:

●

Changes in economic conditions, including changes in interest rates, credit availability, financial market performance and our industries can have adverse effects on its earnings and financial condition, as well as our customers, dealers and suppliers.

●	Changes in relationships with major customers and suppliers could significantly affect our revenues and profits.

●	Constrained government budgets may have a negative effect on our business and its operations.

●	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

●	When we introduce new products, we may incur expenses that we did not anticipate, such as start-up and recall expenses, resulting in reduced earnings.

●	Amendments of the laws and regulations governing our businesses, or the promulgation of new laws and regulations, could have a material impact on our operations.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.                        Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2015	December 31,
	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$11,958	$28,570
Accounts receivable, less allowance of $142 and $144	70,252	48,362
Inventories	85,070	71,163
Deferred income tax assets	7,799	7,799
Income taxes receivable	3,143	1,696
Other current assets	3,552	3,661
Total current assets	181,774	161,251

Property, plant and equipment, net	50,162	50,417
Goodwill	15,961	15,961
Intangible assets, net	8,782	8,958
Other assets	2,348	2,226
TOTAL ASSETS	$259,027	$238,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$46,274	$22,762
Accrued warranty	9,577	9,237
Accrued customer rebates	2,436	2,166
Accrued compensation and related taxes	9,080	8,226
Deposits from customers	10,398	11,524
Other current liabilities and accrued expenses	5,518	6,646
Current portion of long-term debt	60	59
Total current liabilities	83,343	60,620

Other non-current liabilities	2,498	2,365
Long-term debt, less current portion	5,186	5,202
Deferred income tax liabilities	2,008	2,008

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,288 and 34,094 outstanding	343	341
Additional paid in capital	75,962	75,695
Retained earnings	89,844	92,724
Total Spartan Motors, Inc. shareholders’ equity	166,149	168,760
Non-controlling interest	(157)	(142)
Total shareholders’ equity	165,992	168,618
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$259,027	$238,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2015	2014

Sales	$128,372	$127,959
Cost of products sold	114,332	115,214
Restructuring charges	335	-
Gross profit	13,705	12,745

Operating expenses:
Research and development	3,641	2,859
Selling, general and administrative	13,602	13,428
Restructuring charges	820	-
Total operating expenses	18,063	16,287

Operating loss	(4,358)	(3,542)

Other income (expense):
Interest expense	(90)	(94)
Interest and other income	127	128
Total other income (expense)	37	34

Loss before taxes	(4,321)	(3,508)

Taxes	(1,426)	(1,367)

Net loss	(2,895)	(2,141)

Less: net loss attributable to non-controlling interest	(15)	(1)

Net loss attributable to Spartan Motors, Inc.	$(2,880)	$(2,140)

Basic and Diluted net loss per share	$(0.09)	$(0.06)

Basic and Diluted weighted average common shares outstanding	33,661	33,728

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(2,895)	$(2,141)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,769	2,259
(Gain)/loss on disposal of assets	15	(1)
Expense from changes in fair value of contingent consideration	-	286
Tax expense (benefit) related to stock incentive plan transactions	(1)	11
Stock based compensation related to stock awards	644	614
Decrease (increase) in operating assets:
Accounts receivable	(21,890)	(8,019)
Inventories	(13,907)	6,031
Income taxes receivable	(1,447)	(1,547)
Other assets	(109)	(480)
Increase (decrease) in operating liabilities:
Accounts payable	23,512	(255)
Accrued warranty	340	400
Accrued customer rebates	270	(466)
Accrued compensation and related taxes	854	630
Deposits from customers	(1,126)	377
Other current liabilities and accrued expenses	(966)	(101)
Taxes on income	13	(6)
Total adjustments	(11,811)	(267)
Net cash used in operating activities	(14,706)	(2,408)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,383)	(856)
Proceeds from sale of property, plant and equipment	29	1
Net cash used in investing activities	(1,354)	(855)

Cash flows from financing activities:
Payments on long-term debt	(15)	(27)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(376)	(46)
Cash related to tax impact of stock incentive plan transactions	1	(11)
Payment of contingent consideration on acquisition	(162)	(162)
Net cash used in financing activities	(552)	(246)

Net decrease in cash and cash equivalents	(16,612)	(3,509)
Cash and cash equivalents at beginning of period	28,570	30,707
Cash and cash equivalents at end of period	$11,958	$27,198

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2014	34,094	$341	$75,695	$92,724	$(142)	$168,618

Issuance of common stock and the tax impact of stock incentive plan transactions	2	-	(375)	-	-	(375)

Issuance of restricted stock, net of cancellation	192	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	644	-	-	644

Net loss	-	-	-	(2,880)	(15)	(2,895)

Balance at March 31, 2015	34,288	$343	$75,962	$89,844	$(157)	$165,992

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”, “we” or “us”) consolidated financial statements for the year ended December 31, 2014, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015. There have been no changes in such accounting policies as of the date of this report.

We have four wholly-owned operating subsidiaries: Spartan Motors Chassis, Inc., located at our corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Spartan Motors USA, Inc., located in Brandon, South Dakota (“Spartan USA”); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); and Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”). Collectively, Spartan USA and Crimson Aerials operate as Spartan ERV. Spartan USA is a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. The dissolution is expected to become effective in the second quarter of 2015.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2015, the results of operations for the three month period ended March 31, 2015 and the cash flows for the three month period ended March 31, 2015, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our fixed and variable rate debt instruments approximate their fair value at March 31, 2015 and December 31, 2014.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation.

Recently issued accounting standards

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is not permitted. We are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard on our consolidated financial statements.

In February 2015, the FASB issued Accounting Standards Update 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. We do not believe that that the adoption of the provisions of ASU 2015-02 will have a material impact on our consolidated financial position, results of operations or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2015	2014

Finished goods	$17,005	$16,981
Work in process	26,267	16,698
Raw materials and purchased components	45,150	41,072
Reserve for slow-moving inventory	(3,352)	(3,588)

	$85,070	$71,163

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $6,696 and $8,718 at March 31, 2015 and December 31, 2014.

NOTE 3 – RESTRUCTURING

During the first quarter of 2015, we incurred restructuring charges related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the quarter ended March 31, 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

Cost of products sold
Inventory impairment	$218
Production relocation	117
Total cost of products sold	335

General and Administrative
Manufacturing process reengineering	820

Total restructuring	$1,155

The following table provides a summary of the compensation related charges incurred through March 31, 2015 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses.

Severance
Balance January 1, 2015	$165
Accrual for severance	-
Payments and adjustments made in period	158
Balance March 31, 2015	$7

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At March 31, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1,311 and $4,742 related to certain emergency response vehicle contracts and our workers compensation insurance.

At March 31, 2015, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at Utilimaster. As a result of these agreements, there was $797 and $3,043 outstanding on our revolving credit line at March 31, 2015 and December 31, 2014. Under the terms of the bailment inventory agreements, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for a Utilimaster body, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets.

Contingent Consideration

In connection with the acquisition of Utilimaster in November 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7,000. Through March 31, 2015, we made earn-out payments totaling $6,569, including $1,500 paid in the first quarter of 2015. No further payments are due under this contingent obligation.

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

Changes in our warranty liability during the three months ended March 31, 2015 and 2014 were as follows:

	2015	2014
Balance of accrued warranty at January 1	$9,237	$7,579
Warranties issued during the period	890	1,300
Cash settlements made during the period	(1,563)	(1,047)
Changes in liability for pre-existing warranties during the period, including expirations	1,013	147)
Balance of accrued warranty at March 31	$9,577	$7,979

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. The dissolution is expected to become effective in the second quarter of 2015. Costs associated with the wind-down will be determined by the final dissolution agreement. Accordingly, we are unable to estimate the cost of the wind-down at this time. Spartan USA and Gimaex Holding, Inc. are expected to share any costs associated with the wind-down on a 50/50 basis.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

National Highway Traffic Safety Administration (“NHTSA”) penalty

In February 2015, we were notified by the NHTSA staff that the agency may seek civil penalties related to possible procedural violations of NHTSA regulations. We have commenced pre-enforcement settlement negotiations with the NHTSA regarding these potential violations. During the quarter ended March 31, 2015 we accrued $1,212 as the minimum estimated costs and civil penalties associated with actions covered by a possible settlement, including $712 within Cost of products sold and $500 within Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. The final settlement may include additional costs and penalties in excess of the amount accrued in the first quarter.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended March 31,
	2015	2014
Basic weighted average common shares outstanding	33,661	33,728
Effect of dilutive stock options	-	-
Diluted weighted average common shares outstanding	33,661	33,728

Anti-dilutive stock awards:
Restricted stock	412	488
Stock options	4	22
	416	510

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (Stock option awards) weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted EPS, they may have a dilutive effect on the EPS calculation in future periods if the price of the common stock increases or we report net income.

NOTE 6 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

The Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis and the operations of Spartan USA, Crimson Aerials and Spartan-Gimaex. This segment engineers and manufactures emergency response chassis and bodies.

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

Three Months Ended March 31, 2015

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicle sales	$43,206	$-	$-	$-	$43,206
Utilimaster Vehicle sales	-	48,034	-	-	48,034
Motor home Chassis sales	-	-	23,349	-	23,349
Other Specialty Chassis and Vehicle sales	-	-	2,537	-	2,537
Aftermarket Parts and Assemblies sales	-	6,857	4,389	-	11,246

Total sales	$43,206	$54,891	$30,275	$-	$128,372

Depreciation and amortization expense	$195	$912	$98	$564	$1,769
Operating income (loss)	(5,386)	2,649	966	(2,587)	(4,358)
Segment assets	95,035	85,223	29,110	49,659	259,027
Capital expenditures	414	249	138	582	1,383

Three Months Ended March 31, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicle sales	$35,942	$-	$-	$-	$35,942
Utilimaster Vehicle sales	-	58,565	-	-	58,565
Motor home Chassis sales	-	-	21,784	-	21,784
Other Specialty Chassis and Vehicle sales	-	-	2,020	-	2,020
Aftermarket Parts and Assemblies sales	-	6,611	3,037	-	9,648

Total sales	$35,942	$65,176	$26,841	$-	$127,959

Depreciation and amortization expense	$259	$1,113	$293	$594	$2,259
Operating income (loss)	(3,664)	2,596	633	(3,107)	(3,542)
Segment assets	74,959	82,580	26,728	68,202	252,469
Capital expenditures	43	140	95	578	856

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have four wholly owned operating subsidiaries: Spartan Motors Chassis, Inc., located at the corporate headquarters in Charlotte, Michigan (“Spartan Chassis”); Spartan Motors USA, Inc., located in Brandon, South Dakota (“Spartan USA”, formerly known as Crimson Fire, Inc.); Crimson Fire Aerials, Inc., located in Ephrata, Pennsylvania (“Crimson Aerials”); and Utilimaster Corporation, located in Wakarusa and Bristol, Indiana (“Utilimaster”). At March 31, 2015, we were also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc. Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

Spartan Chassis is a leading designer, engineer and manufacturer of custom heavy-duty chassis. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Spartan Chassis customers are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Spartan USA engineers and manufactures fire trucks built on chassis platforms purchased from either Spartan Chassis or outside sources. Crimson Aerials engineers and manufactures aerial ladder components for fire trucks. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies. Spartan-Gimaex is a 50/50 joint venture that was formed to provide emergency response vehicles for the domestic and international markets. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. The dissolution is expected to become effective in the second quarter of 2015.

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

Executive Overview

●	Revenue of $128.4 million in the first quarter of 2015, an increase of 0.3% compared to $128.0 million in 2014.
●	Gross profit of $13.7 million in the first quarter of 2015, an increase of 7.9% compared to $12.7 million in 2014.
●	Gross Margin of 10.7% in the first quarter of 2015, compared to 10.0% in 2014, driven by favorable product mix in our Specialty Vehicles segment.
●

Operating expense of $18.1 million, or 14.1% of sales in the first quarter of 2015, compared to $16.3 million or 12.7% of sales in the first quarter of 2014. Operating expense in 2015 includes $0.8 million of costs related to our Emergency Response Vehicles restructuring efforts.

●	Operating loss of $4.4 million in the first quarter of 2015, compared to a loss of $3.5 million in the first quarter of 2014. Operating loss in 2015 includes $1.2 million of restructuring charges.
●	Income tax benefit of $1.4 million in 2015, flat with 2014.
●	Net loss of $2.9 million in 2015, compared to a net loss of $2.1 million in 2014.
●	Loss per share of $0.09 in 2015, compared to loss of $0.06 in 2014.
●	Cash used in operations of $14.7 million in the first quarter of 2015, compared to $2.4 million in the first quarter of 2014.
●	Order backlog of $264.0 million at March 31, 2015, a decrease of $10.0 million, or 3.6% from our backlog of $274.0 million at March 31, 2014.

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

●	The introduction of the Velocity, a new delivery vehicle design that combines the productivity of a walk-in van for multi-stop deliveries with the superior fuel economy of the Ford Transit chassis.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2015.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2015	2014
Sales	100.0	100.0
Cost of products sold	89.0	90.0
Restructuring charges	0.3	0.0
Gross profit	10.7	10.0
Operating expenses:
Research and development	2.8	2.2
Selling, general and administrative	10.6	10.5
Restructuring charges	0.6	0.0
Operating loss	(3.4)	(2.8)
Other income (expense), net	0.0	0.0
Loss before taxes	(3.4)	(2.7)
Taxes	(1.1)	(1.1)
Net loss	(2.3)	(1.7)

Quarter Ended March 31, 2015 Compared to the Quarter Ended March 31, 2014

Sales

For the quarter ended March 31, 2015, we reported consolidated sales of $128.4 million, compared to $128.0 million for the first quarter in 2014 an increase of $0.4 million or 0.3%. These results reflect increases in sales in our Emergency Response Vehicles and Specialty Vehicles segments, which were largely offset by a decrease in sales in our Delivery and Service Vehicle segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $114.7 million in the first quarter of 2015, compared to $115.2 million in the first quarter of 2014, a decrease of $0.5 million or 0.4%. This decrease was mainly due to an overall more favorable product mix in the first quarter of 2015 compared to 2014, and was partially offset by a $0.7 million accrual for a motor home related service campaign and $0.3 million of restructuring charges, both recorded in the first quarter of 2015. As a percentage of sales, cost of products sold decreased to 89.3% in the first quarter of 2015, compared to 90.0% in the first quarter of 2014, driven by a more favorable product mix in 2015.

Gross Profit

Gross profit was $13.7 million for the quarter ended March 31, 2015, compared to $12.7 million for the first quarter of 2014, an increase of $1.0 million, or 7.9%. Gross margin increased to 10.7% from 10.0% over the same time period, mainly due to the favorable product mix experienced in the first quarter of 2015 compared to 2014.

Operating Expenses

Operating expense was $18.1 million for the quarter ended March 31, 2015, compared to $16.3 million for the first quarter of 2014, an increase of $1.8 million or 11.0%. Research and development expense in the first quarter of 2015 was $3.6 million, compared to $2.9 million in the first quarter of 2014, an increase of $0.7 million, or 24.1%, driven by increases in new product development costs. Selling, general and administrative expense was $13.6 million, compared in the first quarter of 2015, compared to $13.4 million in 2014, an increase of $0.2 million, or 1.5%, mainly due to an accrual for charges related to a potential civil settlement with the National Highway Traffic Safety Administration (“NHTSA”). In addition we incurred $0.8 million of restructuring charges in the first quarter of 2015.

Taxes

Our effective income tax rate was 33.0% in the first quarter of 2015, compared to 39.0% in the first quarter of 2014. 400 basis points of this decrease was due to a reduction in the amount of non-deductible expenses incurred in the first quarter of 2015, with the remainder due to lower state income tax in 2015 resulting from our legal entity reorganization enacted in December 2014.

Net Loss

We recorded a net loss of $2.9 million, or $0.09 per share, for the first quarter of 2015, compared to a net loss of $2.1 million, or $0.06 per share for the same period in 2014. Driving the increase in net loss for the three months ended March 31, 2015 compared with the prior year were the factors discussed above.

Order Backlog

At March 31, 2015, we had $264.0 million in backlog compared to $274.0 million at March 31, 2014, a decrease of $10.0 million or 3.6%. This decrease is mainly attributable to an $18.9 million decrease in our emergency response vehicles backlog, largely as a result of a large fire truck order for Peru that was received in late 2013 and fulfilled in late 2014. Partially offsetting this decrease were increases of $4.1 million in our delivery and service vehicles backlog, driven by an increase in parts and service orders, and $4.8 million in our specialty chassis and vehicles backlog mainly due to an order for defense vehicles received in late 2014. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 13 months, for our Delivery and Service Vehicles segment over the next 6 months and our Specialty Vehicles segment over the next 3 months.

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

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. Our Emergency Response Vehicles segment consists of the emergency response chassis operations of Spartan Chassis, the Spartan ERV operations and the Spartan-Gimaex joint venture. Our Delivery and Service Vehicles segment is comprised of our Utilimaster operations. Our Specialty Chassis and Vehicles segment is comprised of the motorhome, aftermarket parts and assemblies, defense and other specialty vehicle operations of Spartan Chassis. For certain financial information related to each segment, see Note 6 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%

Sales	$43,206	100.0%	$35,942	100.0%

Operating loss	(5,386)	(12.5)%	(3,664)	(10.2)%

Segment assets	95,035		74,959

Comparison of the Three Month Periods Ended March 31, 2015 and 2014

Sales in our Emergency Response Vehicles segment were $43.2 million in the first quarter of 2015, compared to $35.9 million in 2014, an increase of $7.3 million, or 20.3%, driven by higher unit sales volume. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $5.4 million in the first quarter of 2015, compared to $3.7 million in the first quarter of 2014, an increase of $1.7 million, or 45.9%. $1.2 million of this increase was due to restructuring charges incurred in the first quarter of 2015, $0.7 million was due to increased engineering headcount and higher wages in 2015 and $0.2 million was due to charges related to a potential civil settlement with the National Highway Traffic Safety Administration. These increases in operating loss were partially offset by a $0.4 million decrease as a result of overall higher unit volumes in 2015.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%

Sales	$54,891	100.0%	$65,176	100.0%

Operating income	2,649	4.8%	2,596	4.0%

Segment assets	85,223		82,580

Comparison of the Three Month Periods Ended March 31, 2015 and 2014

Sales in our Delivery and Service Vehicles segment were $54.9 million for the first quarter of 2015, compared to $65.2 million for the first quarter of 2014, a decrease of $10.3 million or 15.8% driven by lower unit shipments in the first quarter of 2015. These decreases include a $21.6 million decrease related to lower volume for our ReachTM commercial van and a $5.0 million decrease in sales of truck bodies due to lower unit volume. These decreases were partially offset by increases of $8.6 million due to higher walk-in van unit volume, $6.4 million due to higher average sales prices driven by the inclusion of the chassis in certain walk-in van sales (delivery and service vehicle revenue normally excludes the chassis, which is normally purchased separately by the end customer) and $1.3 million due to increased parts and service sales. First quarter 2014 revenue includes approximately $7 million for shipments of Reach units that were delayed from the fourth quarter of 2013 due to a supplier component shortage. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2015 to the first quarter of 2014, other than the chassis pricing discussed above.

Operating income in our Delivery and Service Vehicles segment for the first quarter of 2015 was flat compared to the first quarter of 2014, as continuing efficiency improvements in our manufacturing operations were offset by lower unit sales volume.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2015		2014
	Amount	%	Amount	%

Sales	$30,275	100.0%	$26,841	100.0%

Operating income	966	3.2%	633	2.4%

Segment assets	29,110		26,728

Comparison of the Three Month Periods Ended March 31, 2015 and 2014

Sales in our Specialty Chassis and Vehicles segment were $30.3 million in the first quarter of 2015, compared to $26.8 million in 2014, an increase of $3.5 million or 13.1%. This increase was due to a $1.6 million increase in motor home chassis sales due to a favorable product mix, along with a $1.4 million increase in aftermarket parts sales volume and a $0.5 million increase in other specialty vehicles resulting from a defense related order. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2015 to the first quarter of 2014.

Operating income for our Specialty Chassis and Vehicles segment for the first quarter of 2015 was $1.0 million, compared to $0.6 million in 2014, an increase of $0.4 million, or 66.7%, mainly due to the favorable product mix in our motor home chassis sales for the first quarter of 2015.

Financial Condition

Balance Sheet at March 31, 2015 compared to December 31, 2014

Cash decreased by $16.6 million, or 58.1%, to $12.0 million at March 31, 2015 from $28.6 million at December 31, 2014. Please see the discussion of cash flow activity below for more information on our uses of cash in the first quarter of 2015.

Accounts receivable increased by $21.9 million, or 45.3%, to $70.3 million at March 31, 2015, compared to $48.4 million at December 31, 2014, due to higher sales volume in the latter half of the first quarter of 2015 compared to sales in the latter half of the fourth quarter of 2014. Days sales outstanding decreased to 40 days in the first quarter of 2015 from 43 days in the fourth quarter of 2014.

Inventory increased by $13.9 million or 19.5% to $85.1 million at March 31, 2015 compared to $71.2 million at December 31, 2014 mainly due to an increase in work in process inventory as a result of shipping delays in our Emergency Response Vehicles and Delivery and Service Vehicles segments. Days inventory outstanding was flat at 67 days in both the quarter ended March 31, 2015 and December 31, 2014.

Income taxes receivable increased by $1.4 million or 85.3% to $3.1 million at March 31, 2015 compared to $1.7 million at December 31, 2014 due to the net loss recorded in the first quarter of 2015.

Accounts payable increased by $23.5 million or 103.3% to $46.3 million at March 31, 2015 compared to $22.8 million at December 31, 2014 due to increased inventory levels and the timing of payments to vendors. Days payables outstanding increased to 29 days at March 31, 2015 from 23 days at December 31, 2015.

Deposits from customers decreased by $1.1 million or 9.8 % to $10.4 million at March 31, 2015 compared to $11.5 million at December 31, 2014 due to the timing of shipments that included customer deposits.

Other current liabilities and accrued expenses decreased by $1.1 million or 17.0 % to $5.5 million at March 31, 2015 compared to $6.6 million at December 31, 2014, mainly due to the $1.5 million earn-out payment made in the first quarter of 2015 related to the Utilimaster purchase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Through March 31, 2015, cash and cash equivalents decreased by $16.6 million to a balance of $12.0 million compared to $28.6 million at December 31, 2014. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the three months ended March 31, 2015, we utilized $14.7 million of cash in operating activities, which represents a $12.3 million increase from the $2.4 million of cash that was used by operations for the three months ended March 31, 2014. The decrease in cash generated in 2015 was driven by changes in working capital requirements, particularly accounts receivable, inventory and accounts payable.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2015. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $1.4 million in investing activities in the first quarter of 2015, a $0.5 million increase compared to the $0.9 million utilized in the first quarter of 2014. This increase is mainly the result of increased investment in our Brandon, South Dakota and Ephrata, Pennsylvania facilities as part of our Emergency Response Vehicles segment restructuring initiative.

During the remainder of 2015 we expect to make total cash capital investments of $4 million to $5 million, including capital spending for our Emergency Response Vehicles segment restructuring initiative and replacement and upgrades of machinery and equipment used in operations.

Cash Flow from Financing Activities

We utilized $0.6 million of cash in financing activities in the first quarter of 2015, compared to $0.2 million in the first quarter of 2014. This change is due to cash utilized in for the payment of payroll taxes related to the vesting of restricted shares.

Working Capital

Our working capital was as follows (in thousands):

	March 31, 2015	December 31, 2014	Change

Current assets	$181,774	$161,251	$20,523

Current liabilities	83,343	60,620	22,723

Working capital	$98,431	$100,631	$(2,200)

The decrease in our working capital at March 31, 2015 from December 31, 2014, was driven by the changes in cash and accounts payable, which were partially offset by increases in inventory and accounts payable. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. Through March 31, 2015, we made earn-out payments totaling $6.6 million. No further payments are due under this contingent obligation.

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. The dissolution is expected to become effective in the second quarter of 2015. Costs associated with the wind-down will be impacted by the final dissolution agreement. Accordingly, we are unable to estimate the cost of the wind-down at this time. Spartan USA and Gimaex Holding, Inc. are expected to share any costs associated with the wind-down on a 50/50 basis.

In February 2015, we were notified by the NHTSA staff that the agency may seek civil penalties related to possible violations of NHTSA regulations. We have commenced pre-enforcement settlement negotiations with the NHTSA regarding these potential violations. During the quarter ended March 31, 2015 we accrued $1.2 million as the minimum estimated costs and civil penalties associated with actions covered by a possible settlement. Any final settlement may include additional costs and penalties in excess of the amount accrued in the first quarter.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. We had no drawings against this credit line as of March 31, 2015 or December 31, 2014. During the quarter ended March 31, 2015, our revolving credit facility was utilized, and will continue to be utilized in future quarters, to finance commercial chassis received by our Utilimaster subsidiary under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 3, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at March 31, 2015 and December 31, 2014.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At March 31, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1.3 million and $4.7 million related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit at December 31, 2014 is due to the expiration of performance bonds issued for orders that were fulfilled in the first quarter of 2015.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $38.6 million at March 31, 2015 and December 31, 2014. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At March 31, 2015, we were in compliance with all debt covenants, and, based on our current outlook for 2015, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of March 31, 2015 due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through March 31, 2015, we repurchased 382,000 shares of our common stock for an aggregate purchase price of $2.0 million, leaving 618,000 shares remaining under this repurchase authorization. If we were to repurchase the full 618,000 shares of stock under the repurchase program, it would cost $2.9 million based on the closing price of our stock on April 29, 2015. We believe that we have sufficient resources to fund this potential stock buyback.

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

The aggregate amount of dividends paid in 2014 was $3.4 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2014. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At March 31, 2015 and December 31, 2014, we had goodwill recorded on the financial statements of our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing

The date of our most recently completed annual impairment testing was October 1, 2014. We performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. Based on the results of the first step of our two-step impairment test we determined that the fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We completed our most recent annual impairment testing for our indefinite-lived intangible assets, which consist of our Utilimaster and Classic Fire trade names, as of October 1, 2014 by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. Based on the results of our impairment testing, we determined that the fair value of our indefinite-lived intangible assets exceeded their carrying cost at October 1, 2014, and accordingly, there was no impairment at the annual testing date.

Since October 1, 2014, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Delivery and Service Vehicles reporting unit or our indefinite-lived intangible assets below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.

See Note 1, General and Summary of Accounting Policies and Note 4, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2015, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2015. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2014 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. At December 31, 2014 there were 618,000 shares remaining in this repurchase authorization. During the quarter ended March 31, 2015 no shares were repurchased under this authorization.

During the quarter ended March 31, 2015 there were 57,766 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 to January 31	--	$--	--	618,000
February 1 to February 28	30,910	5.46	--	618,000
March 1 to March 31	26,856	4.90	--	618,000
Total	57,766	$5.20	--	618,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 5, 2015	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document