Form 10-Q
period 2015-06-30
SPARTAN MOTORS INC
filed 2015-08-05
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2015.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common stock, $.01 par value	34,256,811 shares

SPARTAN MOTORS, INC.

INDEX
____________________________________

 i

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2015	December 31,
	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,597	$28,570
Accounts receivable, less allowance of $149 and $144	63,563	48,362
Inventories	69,943	71,163
Deferred income tax assets	7,799	7,799
Income taxes receivable	1,729	1,696
Other current assets	2,827	3,661
Total current assets	166,458	161,251

Property, plant and equipment, net	49,547	50,417
Goodwill	15,961	15,961
Intangible assets, net	8,545	8,958
Other assets	2,380	2,226
TOTAL ASSETS	$242,891	$238,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$30,517	$22,762
Accrued warranty	9,751	9,237
Accrued customer rebates	2,832	2,166
Accrued compensation and related taxes	9,067	8,226
Deposits from customers	10,005	11,524
Other current liabilities and accrued expenses	5,399	6,646
Current portion of long-term debt	61	59
Total current liabilities	67,632	60,620

Other non-current liabilities	2,454	2,365
Long-term debt, less current portion	5,171	5,202
Deferred income tax liabilities	2,008	2,008

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,277 and 34,094 outstanding	343	341
Additional paid in capital	76,135	75,695
Retained earnings	89,306	92,724
Total Spartan Motors, Inc. shareholders’ equity	165,784	168,760
Non-controlling interest	(158)	(142)
Total shareholders’ equity	165,626	168,618
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$242,891	$238,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Sales	$144,824	$115,795	$273,196	$243,754
Cost of products sold	127,263	103,153	243,765	220,082
Restructuring charges	119	-	455	-
Gross profit	17,442	12,642	28,976	23,672

Operating expenses:
Research and development	1,164	720	2,633	1,864
Selling, general and administrative	13,241	11,891	26,843	25,319
Restructuring charges	692	-	1,512	-
Total operating expenses	15,097	12,611	30,988	27,183

Operating income (loss)	2,345	31	(2,012)	(3,511)

Other income (expense):
Interest expense	(112)	(91)	(202)	(185)
Interest and other income	31	111	157	239
Total other income (expense)	(81)	20	(45)	54

Income (loss) before taxes	2,264	51	(2,057)	(3,457)

Taxes	1,088	(179)	(338)	(1,546)

Net income (loss)	1,176	230	(1,719)	(1,911)

Less: net loss attributable to non-controlling interest	(1)	(17)	(16)	(18)

Net income (loss) attributable to Spartan Motors Inc.	$1,177	$247	$(1,703)	$(1,893)

Basic net earnings (loss) per share	$0.03	$0.01	$(0.05)	$(0.06)

Diluted net earnings (loss) per share	$0.03	$0.01	$(0.05)	$(0.06)

Basic weighted average common shares outstanding	34,280	34,446	33,767	33,842

Diluted weighted average common shares outstanding	34,281	34,450	33,767	33,842

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,719)	$(1,911)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,575	4,419
Gain on disposal of assets	(20)	(92)
Expense from changes in fair value of contingent consideration	-	346
Tax expense related to stock incentive plan transactions	-	46
Stock based compensation related to stock awards	876	954
Decrease (increase) in operating assets:
Accounts receivable	(15,201)	(1,626)
Inventories	1,220	(3,013)
Income taxes receivable	(33)	(2,063)
Other assets	834	(119)
Increase (decrease) in operating liabilities:
Accounts payable	7,755	4,721
Accrued warranty	514	985
Accrued customer rebates	666	92
Accrued compensation and related taxes	841	910
Deposits from customers	(1,519)	(23)
Other current liabilities and accrued expenses	(1,085)	61
Taxes on income	(65)	(35)
Total adjustments	(1,642)	5,563
Net cash provided by (used in) operating activities	(3,361)	3,652

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,475)	(1,868)
Proceeds from sale of property, plant and equipment	203	240
Net cash used in investing activities	(2,272)	(1,628)

Cash flows from financing activities:
Borrowings under credit facilities	15,244	-
Payments on credit facilities	(15,244)	-
Purchase and retirement of common stock	-	(1,000)
Payments on long-term debt	(29)	(51)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(434)	(72)
Cash paid related to tax impact of stock incentive plan transactions	-	(46)
Payment of contingent consideration on acquisitions	(162)	(162)
Payment of dividends	(1,715)	(1,723)
Net cash used in financing activities	(2,340)	(3,054)

Net decrease in cash and cash equivalents	(7,973)	(1,030)
Cash and cash equivalents at beginning of period	28,570	30,707
Cash and cash equivalents at end of period	$20,597	$29,677

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2014	34,094	$341	$75,695	$92,724	$(142)	$168,618

Issuance of common stock and the tax impact of stock incentive plan transactions	6	-	(434)	-	-	(434)

Issuance of restricted stock, net of cancellation	177	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	876	-	-	876

Dividends declared ($0.05 per share)	-	-	-	(1,715)	-	(1,715)

Net loss	-	-	-	(1,703)	(16)	(1,719)

Balance at June 30, 2015	34,277	$343	$76,135	$89,306	$(158)	$165,626

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

We have two wholly-owned operating subsidiaries: Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; and Ephrata, Pennsylvania, and Utilimaster Corporation (“Utilimaster”), located in Bristol and Wakarusa, Indiana. On July 1, 2015 our Charlotte, Michigan location (formerly Spartan Motors Chassis, Inc.) and our Ephrata, Pennsylvania location (formerly Crimson Fire Aerials, Inc.) were merged into Spartan USA. Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and services under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol and Wakarusa, Indiana locations manufacture delivery and service vehicles and supply related aftermarket parts and services under the Utilimaster brand name. Spartan USA is a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. The dissolution is expected to become effective in 2015.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2015, the results of operations for the three and six month periods ended June 30, 2015 and the cash flows for the three and six month periods ended June 30, 2015, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our fixed and variable rate debt instruments approximate their fair value at June 30, 2015 and December 31, 2014.

Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2015 in order to more consistently align the results of our individual business units. Expenses of $2,020 and $3,735 for the three and six months ended June 30, 2014 have been reclassified accordingly. Certain other immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

Recently issued accounting standards

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities that measure inventory using the FIFO or average cost methods to measure inventory at the lower of cost or net realizable value to more closely align the measurement of inventory in GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We do not believe the adoption of ASU 2015-11 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

In May 2014 the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. We are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard on our consolidated financial statements.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2015	2014
Finished goods	$10,487	$16,981
Work in process	22,361	16,698
Raw materials and purchased components	39,722	41,072
Reserve for slow-moving inventory	(2,627)	(3,588)
Total inventories	$69,943	$71,163

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $4,209 and $8,718 at June 30, 2015 and December 31, 2014.

NOTE 3 – RESTRUCTURING

During 2015, we incurred restructuring charges related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations through June 30, 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

Cost of products sold
Inventory impairment	$281
Production relocation	174
Total cost of products sold	455

General and Administrative
Manufacturing process reengineering	1,512

Total restructuring	$1,967

The following table provides a summary of the compensation related charges incurred through June 30, 2015 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses.

Severance
Balance January 1, 2015	$165
Accrual for severance	-
Payments and adjustments made in period	158
Balance March 31, 2015	$7

Accrual for severance	-
Payments and adjustments made in period	7
Balance June 30, 2015	$-

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At June 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1,368 and $4,742 related to certain emergency response vehicle contracts and our workers compensation insurance.

At June 30, 2015, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at Utilimaster. As a result of these agreements, there was $2,374 and $3,043 outstanding on our revolving credit line at June 30, 2015 and December 31, 2014. Under the terms of the bailment inventory agreements, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for a Utilimaster body, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets.

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

Changes in our warranty liability during the six months ended June 30, 2015 and 2014 were as follows:

	2015	2014
Balance of accrued warranty at January 1	$9,237	$7,579
Warranties issued during the period	2,097	2,336
Cash settlements made during the period	(3,601)	(1,958)
Changes in liability for pre-existing warranties during the period, including expirations	2,018	607
Balance of accrued warranty at June 30	$9,751	$8,564

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Costs associated with the wind-down will be impacted by the final dissolution agreement. Accordingly, we are unable to estimate the cost of the wind-down at this time. Spartan USA and Gimaex Holding, Inc. are expected to share any costs associated with the wind-down on an equal share basis.

National Highway Traffic Safety Administration (“NHTSA”) penalty

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1,000 in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach, and recalls to remedy safety defects in certain of our chassis. The following table presents the charges recorded in the Condensed Consolidated Statement of Operations as a result of this agreement:

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of products sold	$556	$1,269
Selling, general and administrative	500	1,000
	$1,056	$2,269

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	34,280	34,446	33,767	33,842

Effect of dilutive stock options	1	4	-	-
Diluted weighted average common shares outstanding	34,281	34,450	33,767	33,842

Anti-dilutive stock awards:
Restricted stock	-	-	410	490
Stock options	-	-	3	7
	-	-	413	497

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

NOTE 6 – TAXES

Our effective tax rate was 48.1% and 16.4% for the three and six months ended June 30, 2015. Our effective rate for the six months ended June 30, 2015 differs from the statutory rate primarily due to the impact of the $1,000 non-deductible NHTSA penalty accrued during the period, which reduced the tax benefit recorded on the year-to-date pre-tax loss.

Our effective tax rate was (343.9)% and 44.7% for the three and six months ended June 30, 2014. Our effective tax rate for the three months ended June 30, 2014 differed from the statutory rate due to an adjustment to our tax provision recorded in the quarter as a result of a change in our expectations for our full year financial performance. During the second quarter of 2014, we recorded an income tax credit of $202 to increase the balance of the tax benefit recorded for the first half of 2014 to our then current estimated full year effective tax rate of 44.7%. Our effective rate for the six months ended June 30, 2014 differed from the statutory rate due to non-deductible expenses forecasted for the full year, including additional accruals related to the Utilimaster earn-out contingency.

NOTE 7 - BUSINESS SEGMENTS

We identify our reportable segments based on management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

Our Emergency Response Vehicles segment manufactures chassis and complete vehicles for the emergency response market with operations in Charlotte, Michigan; Brandon, South Dakota; and Ephrata, Pennsylvania. Our Delivery and Service Vehicles segment manufactures walk-in vans and truck bodies at our Bristol and Wakarusa, Indiana facilities, and distributes related aftermarket parts for vehicles used in delivery and service businesses. Our Specialty Chassis and Vehicles segment is comprised of the Spartan USA operations located in Charlotte, Michigan that engineer and manufacture motor home chassis and defense and other specialty vehicles and distribute aftermarket parts and assemblies related to motor homes, defense vehicles and emergency response vehicles.

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

Three Months Ended June 30, 2015

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$61,249	$-	$-	$-	$61,249
Delivery & Service Vehicles Sales	-	45,038	-	-	45,038
Motorhome Chassis Sales	-	-	19,714	-	19,714
Other Specialty Chassis and Vehicles Sales	-	-	5,904	-	5,904
Aftermarket Parts and Assemblies Sales	-	7,802	5,117	-	12,919

Total Sales	$61,249	$52,840	$30,735	$-	$144,824

Depreciation and Amortization Expense	$249	$894	$96	$567	$1,806
Operating Income (Loss)	$(1,221)	$3,293	$1,991	$(1,718)	$2,345
Capital Expenditures	$352	$257	$180	$303	$1,092

Three Months Ended June 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$42,118	$-	$-	$-	$42,118
Delivery & Service Vehicles Sales	-	44,639	-	-	44,639
Motorhome Chassis Sales	-	-	17,799	-	17,799
Other Specialty Chassis and Vehicles Sales	-	-	2,176	-	2,176
Aftermarket Parts and Assemblies Sales	-	4,894	4,169	-	9,063
Total Sales	$42,118	$49,533	$24,144	$-	$115,795

Depreciation and Amortization Expense	$249	$1,122	$188	$601	$2,160
Operating Income (Loss)	$(1,461)	$1,683	$1,426	$(1,617)	$31
Capital Expenditures	$199	$230	$72	$511	$1,012

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Six Months Ended June 30, 2015

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$104,455	$-	$-	$-	$104,455
Delivery & Service Vehicles Sales	-	93,072	-	-	93,072
Motorhome Chassis Sales	-	-	43,063	-	43,063
Other Specialty Chassis and Vehicles Sales	-	-	8,441	-	8,441
Aftermarket Parts and Assemblies Sales	-	14,659	9,506	-	24,165

Total Sales	$104,455	$107,731	$61,010	$-	$273,196

Depreciation and Amortization Expense	$444	$1,804	$194	$1,133	$3,575
Operating Income (Loss)	$(6,607)	$5,943	$2,957	$(4,305)	$(2,012)
Segment Assets	$78,845	$72,148	$15,838	$76,060	$242,891
Capital Expenditures	$765	$506	$317	$887	$2,475

Six Months Ended June 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$78,060	$-	$-	$-	$78,060
Delivery & Service Vehicles Sales	-	103,610	-	-	103,610
Motorhome Chassis Sales	-	-	39,584	-	39,584
Other Specialty Chassis and Vehicles Sales	-	-	4,196	-	4,196
Aftermarket Parts and Assemblies Sales	-	11,099	7,205	-	18,304
Total Sales	$78,060	$114,709	$50,985	$-	$243,754

Depreciation and Amortization Expense	$508	$2,235	$481	$1,195	$4,419
Operating Income (Loss)	$(5,125)	$4,279	$2,059	$(4,724)	$(3,511)
Segment Assets	$87,811	$74,655	$21,843	$71,999	$256,308
Capital Expenditures	$242	$370	$167	$1,089	$1,868

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have two wholly owned operating subsidiaries: Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan, Brandon, South Dakota and Ephrata, Pennsylvania; and Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”). On July 1, 2015 our Charlotte, Michigan location (formerly Spartan Motors Chassis, Inc.) and our Ephrata, Pennsylvania location (formerly Crimson Fire Aerials, Inc.) were merged into Spartan USA. At June 30, 2015, we were also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

At our Charlotte, Michigan facilities we design, engineer and manufacture custom heavy-duty chassis and vehicles under the Spartan Chassis and Spartan ERV brand names. The chassis consist of a frame assembly, engine, transmission, electrical system, running gear (wheels, tires, axles, suspension and brakes) and, for fire trucks and some specialty chassis applications, a cab. Our customers for these products are original equipment manufacturers (“OEMs”) who complete their heavy-duty vehicle product by mounting the body or apparatus on our chassis. Complete vehicles are manufactured for the defense and emergency response markets. At our Brandon, South Dakota and Ephrata, Pennsylvania facilities we engineer and manufacture fire trucks and aerial ladder components under the Spartan ERV brand name, which are built on chassis platforms manufactured at our Charlotte, Michigan facility or purchased from outside sources. Utilimaster is a leading manufacturer of specialty vehicles made to customer specifications in the delivery and service market, including walk-in vans and hi-cube vans, as well as truck bodies.

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

Executive Overview

●	Revenue of $144.8 million in the second quarter of 2015, an increase of 25.0% compared to $115.8 million in the second quarter of 2014.
●	Gross profit of $17.4 million in the second quarter of 2015, an increase of 38.1% compared to $12.6 million in the second quarter of 2014.
●	Gross Margin of 12.0% in the second quarter of 2015, compared to 10.9% in the second quarter of 2014, driven by favorable product mix in our Delivery and Service Vehicles segment.
●	Operating expense of $15.1 million, or 10.4% of sales in the second quarter of 2015, compared to $12.6 million or 10.9% of sales in the second quarter of 2014.
●	Operating income of $2.3 million in the second quarter of 2015, compared to break-even in the second quarter of 2014.
●	Income tax expense of $1.1 million in 2015, compared to benefit of $0.2 million in the second quarter of 2014.
●	Net income of $1.2 million in the second quarter of 2015, compared to net income of $0.2 million in the second quarter of 2014.
●	Earnings per share of $0.03 in the second quarter of 2015, compared to $0.01 in the second quarter of 2014.
●

We used $3.4 million of cash in operations during the six months ended June 30, 2015, mainly to support increased accounts receivable balances, compared to $3.7 million of cash generated from operations in the six months ended June 30, 2014.

●	Order backlog of $262.7 million at June 30, 2015, an increase of $16.0 million, or 6.5% from our backlog of $246.7 million at June 30, 2014.
●	Reached settlement agreement in July, 2015 with the National Highway Traffic Safety Administration (“NHTSA”) pertaining to our early warning and defect reporting.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Sales	100.0	100.0	100.0	100.0
Cost of products sold	87.9	89.1	89.2	90.3
Restructuring charge	0.1	0.0	0.2	0.0
Gross profit	12.0	10.9	10.6	9.7
Operating expenses:
Research and development	0.8	0.6	1.0	0.8
Selling, general and administrative	9.1	10.3	9.8	10.4
Restructuring charge	0.5	0.0	0.6	0.0
Operating income (loss)	1.6	0.0	(0.7)	(1.4)
Other income (expense), net	(0.1)	0.0	0.0	0.0
Income (loss) before taxes	1.6	0.0	(0.8)	(1.4)
Taxes	0.8	(0.2)	(0.1)	(0.6)
Net earnings (loss)	0.8	0.2	(0.6)	(0.8)

Quarter Ended June 30, 2015 Compared to the Quarter Ended June 30, 2014

Sales

For the second quarter of 2015, we reported consolidated sales of $144.8 million compared to $115.8 million for the same quarter in 2014, an increase of $29.0 million or 25.0%. These results reflect increased sales volumes across all of our segments, with higher unit volumes in our Emergency Response Vehicles and Specialty Chassis and Vehicles segments and higher parts and services sales in our Delivery and Service Vehicles segment. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $127.4 million in the second quarter of 2015 compared to $103.2 million in the second quarter of 2014, an increase of $24.2 million or 23.4%, driven by the higher sales volumes in 2015. Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold for the three and six months ended June 30, 2015 in order to more consistently align the results of our individual business units. Expenses of $2.0 million and $3.7 million for the three and six months ended June 30, 2014 have been reclassified accordingly.

Gross Profit

Gross profit was $17.4 million for the second quarter of 2015 compared to $12.6 million for the second quarter of 2014, an increase of $4.8 million, or 38.1%. $3.3 million of this increase is due to a favorable product mix in 2015, while $2.7 million is due to the increased sales volume. These increases were partially offset by a $0.6 million accrual for performance obligations related to a NHTSA agreement in 2015, a $0.5 million decrease due to pricing concessions on certain specialty chassis enacted in 2015 and $0.1 million of restructuring charges incurred in 2015 which were not incurred in 2014.

Gross margin increased by 110 basis points to 12.0% in the second quarter of 2015 compared to 10.9% in the second quarter of 2014, mainly due to a favorable product mix experienced in 2015.

Operating Expenses

Operating expenses were $15.1 million for the second quarter of 2015, compared to $12.6 million for the second quarter of 2014, an increase of $2.5 million or 19.8%. Research and development expense in the second quarter of 2015 was $1.2 million compared to $0.7 million for the same period in 2014 an increase of $0.5 million, or 71.4%, driven by higher spending on development projects in our Delivery and Service Vehicles segment. Selling, general and administrative expense was $13.2 million in 2015, compared to $11.9 million in 2014, an increase of $1.3 million, or 10.9%, with $0.5 million of the increase due to an accrual for a NHTSA penalty and $0.2 million due to bank fees related to international sales. The remainder of the increase is due to higher salaries expense, mainly as a result of new positions added in 2015, and other miscellaneous items.

Taxes

Our effective income tax rate was 48.1% in the second quarter of 2015, compared to (349.3)% in the second quarter of 2014. Our effective tax rate in the second quarter of 2015 differs from the statutory rate mainly due to a non-deductible NHTSA penalty. Our effective tax rate in the second quarter of 2014 was impacted by an adjustment recorded in the quarter to our tax provision as a result of a change in our expectations for our full year financial performance.

Net Earnings

We recorded net earnings of $1.2 million, or $0.03 per share, for the second quarter of 2015, compared to net earnings of $0.2 million, or $0.01 per share for the same period in 2014. Driving the increase in net earnings compared with the prior year were the factors discussed above.

Order Backlog

At June 30, 2015, we had $262.7 million in backlog compared to $246.7 million at June 30, 2014, an increase of $16.0 million or 6.5%. This increase is mainly attributable to a $25.5 million increase in our delivery and service vehicles backlog, largely as a result of increased orders for walk-in vans. Also contributing was a $6.9 million increase in our specialty chassis and vehicles order backlog mainly due to strong motor home chassis order intake during the quarter. Partially offsetting these increases was a $16.4 million decrease in order backlog for our emergency response vehicles driven by the late 2014 fulfillment of an order for 70 fire trucks for Peru that was received in late 2013.

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

NHTSA agreement

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1 million in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach and recalls to remedy safety defects in certain of our chassis at a total estimated cost of $1.3 million. The following table presents the charges recorded in the Condensed Consolidated Statement of Operations as a result of this agreement (in thousands):

	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Cost of products sold	$556	$1,269
Selling, general and administrative	500	1,000
	$1,056	$2,269

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Sales

For the six months ended June 30, 2015, we reported consolidated sales of $273.2 million compared to $243.8 million reported for the same period in 2014, an increase of $29.4 million or 12.1%. These results reflect higher unit sales volumes in our Emergency Response Vehicles and Specialty Chassis and Vehicles segments, which were partially offset by lower unit sales volumes in our Delivery and Service Vehicles segment. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $244.2 million in the six months ended June 30, 2015 compared to $220.1 million for the same period in 2014, an increase of $24.1 million or 10.9%, mainly due to the higher sales volumes recorded in 2015.

Gross Profit

Gross profit was $29.0 million for the six months ended June 30, 2015 compared to $23.7 million for the same period in 2014, an increase of $5.3 million, or 22.4%. $5.0 million of this increase was due to a favorable product mix experienced in 2015, while $2.9 million was due to higher unit volumes in 2015. These increases were partially offset by decreases of $1.3 million due to accruals for performance obligations required by the July 2015 NHTSA agreement, $0.8 million for pricing concessions made in 2015 on certain of our specialty chassis and $0.5 million of restructuring charges recorded in 2015 which were not incurred in 2014. Gross margin increased to 10.6% from 9.7% over the same time period, with a 180 basis point increase due to favorable product mix that included a higher proportion of parts and services sales in 2015. This increase was partially offset by decreases of 50 basis points due to the accruals for performance obligations in 2015 and 20 basis points due to the restructuring charges incurred in 2015, with the remainder of the decrease due to pricing concessions enacted in 2015 on certain specialty chassis.

Operating Expenses

Operating expenses were $31.0 million for the six months ended June 30, 2015, compared to $27.2 million for the same period in 2014 an increase of $3.8 million or 14.0%. Research and development expense was $2.6 million in 2015 compared to $1.9 million in 2014, an increase of $0.7 million or 36.8% due to an increase in new product development, mainly in our Delivery and Service Vehicles segment. Selling, general and administrative expense was $26.8 million in 2015 compared to $25.3 million in 2014, an increase of $1.5 million or 5.9%. $1.0 million of this increase was due to an accrual for a NHTSA penalty imposed in 2015, with the remainder of the increase mainly due to higher salaries driven by increased sales commissions and new positions. In addition we incurred $1.5 million of restructuring charges related to our Emergency Response Vehicles segment in 2015.

Taxes

Our effective income tax rate was 16.4% for the six months ended June 30, 2015, compared to 44.7% for the same period of 2014. Our effective tax rate differed from the statutory rate in 2015 mainly due to a $1 million non-deductible NHTSA penalty incurred during the year. Our effective tax rate for 2014 differed from the statutory rate due to non-deductible expenses forecasted for the full year, which included the Utilimaster earnout contingency expense no longer incurred after 2014.

Net Earnings

We recorded a net loss of $1.7 million, or $0.05 per share, for the six months ended June 30, 2015, compared to a net loss of $1.9 million, or $0.06 per share for the same period in 2014. Driving the decrease in net loss for the six months ended June 30, 2015 compared with the prior year were the factors discussed above.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. Our Emergency Response Vehicles segment manufactures chassis and complete vehicles for the emergency response market with operations in Charlotte, Michigan; Brandon, South Dakota; and Ephrata, Pennsylvania. Our Delivery and Service Vehicles segment manufactures walk-in vans and truck bodies at our Bristol and Wakarusa, Indiana facilities, and distributes related aftermarket parts for vehicles used in delivery and service businesses. Our Specialty Chassis and Vehicles segment is comprised of the Spartan USA operations located in Charlotte, Michigan that engineer and manufacture motor home chassis and defense and other specialty vehicles and distribute aftermarket parts and assemblies related to motor homes, defense vehicles and emergency response vehicles. For certain financial information related to each segment, see Note 7 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)	Three Months Ended June 30,
	2015		2014
	Amount	%	Amount	%

Sales	$61,249	100.0%	$42,118	100.0%

Operating (loss)	(1,221)	(2.0)%	(1,461)	(3.5)%

	Six Months Ended June 30,
	2015		2014
	Amount	%	Amount	%

Sales	$104,455	100.0%	$78,060	100.0%

Operating loss	(6,607)	(6.3)%	(5,125)	(6.6)%

Segment assets	78,845		87,811

Comparison of the Quarters Ended June 30, 2015 and 2014

Sales in our Emergency Response Vehicles segment were $61.2 million in the second quarter of 2015 compared to $42.1 million for the same period of 2014, an increase of $19.1 million, or 45.4%. This increase was mainly due to an increase in the overall unit volume in 2015. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

We reported an operating loss for our Emergency Response Vehicles segment of $1.2 million in the second quarter of 2015 compared to an operating loss of $1.5 million in the second quarter of 2014, a decrease of $0.3 million, or 20.0%. Higher unit volumes contributed an additional $1.6 million to operating income in 2015, which was partially offset by $0.8 million of restructuring charges and a $0.5 million increase in operating costs, mainly due to charges associated with a NHTSA penalty, recorded during the second quarter of 2015.

Comparison of the Six Month Periods Ended June 30, 2015 and 2014

Sales in our Emergency Response Vehicles segment were $104.5 million for the six months ended June 30, 2015 compared to $78.1 million for the same period of 2014, an increase of $26.4 million, or 33.8%. This increase was mainly due to higher overall unit volumes during the six months ended June 30, 2015. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $6.6 million for the six months ended June 30, 2015 compared to a loss of $5.1 million for the same period of 2014, an increase of $1.5 million, or 29.4%. $2.0 million of this increase was due to restructuring charges incurred in 2015, which were not incurred in 2014, with additional increases of $0.7 million due to charges related to a NHTSA penalty imposed in 2015 and $0.2 million due to higher salaries resulting from additional positions in 2015. Partially offsetting these increases was a $1.4 million decrease to operating loss due to higher unit sales volumes in 2015.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,
	2015		2014
	Amount	%	Amount	%

Sales	$52,840	100.0%	$49,533	100.0%

Operating income	3,293	6.2%	1,683	3.4%

	Six Months Ended June 30,
	2015		2014
	Amount	%	Amount	%

Sales	$107,731	100.0%	$114,709	100.0%

Operating income	5,943	5.5%	4,279	3.7%

Segment assets	72,148		74,655

Comparison of the Quarters Ended June 30, 2015 and 2014

Sales for the second quarter of 2015 in our Delivery and Service Vehicles segment were $52.8 million compared to $49.5 million for the second quarter of 2014, an increase of $3.3 million or 6.7%, driven by higher parts and services sales in 2015. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income in our Delivery and Service Vehicles segment for the second quarter of 2015 was $3.3 million, compared to operating income of $1.7 million for the same period of 2014, an increase of $1.6 million or 94.1%, primarily due to a favorable product mix in 2015, which included a higher proportion of parts and services sales.

Comparison of the Six Month Periods Ended June 30, 2015 and 2014

Sales for the six months ended June 30, 2015 were $107.7 million compared to $114.7 million for the same period of 2014, a decrease of $7.0 million or 6.1%. This decrease was driven by a $10.5 million decrease in unit shipments in the first six months of 2015, particularly for our Reach commercial van, which was partially offset by a $3.5 million increase in parts and services sales in 2015. Sales for first six months of 2014 included approximately $7.0 million for shipments of Reach units that were delayed from the fourth quarter of 2013 due to a supplier component shortage. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income in our Delivery and Service Vehicles segment for the six months ended June 30, 2015 was $5.9 million, compared to $4.3 million for the same period of 2014, an increase of $1.6 million or 37.2%. The increase is mainly due to favorable product mix in 2015, which included a higher proportion of parts and service sales.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended June 30,
	2015		2014
	Amount	%	Amount	%

Sales	$30,735	100.0%	$24,144	100.0%

Operating Income	1,991	6.5%	1,426	5.9%

	Six Months Ended June 30,
	2015		2014
	Amount	%	Amount	%

Sales	$61,010	100.0%	$50,985	100.0%

Operating Income	2,957	4.8%	2,059	4.0%

Segment assets	15,838		21,843

Comparison of the Quarters Ended June 30, 2015 and 2014

Sales for the second quarter of 2015 in our Specialty Chassis and Vehicles segment were $30.7 million compared to $24.1 million for the same period of 2014, an increase of $6.6 million or 27.4%. This increase was due to a $3.7 million increase in unit sales of defense related and other specialty vehicles, a $2.5 million increase in motor home chassis due to higher unit volume and a $0.9 million increase in aftermarket parts sales. These increases were partially offset by a $0.5 million decrease due to the impact of pricing concessions on certain specialty chassis enacted in 2015.

Operating income for our Specialty Chassis and Vehicles segment for the second quarter of 2015 was $2.0 million compared to $1.4 million for the same period of 2014, an increase of $0.6 million, or 42.9%. $1.6 million of the increase was due to higher sales volumes in 2015, which was partially offset by decreases of $0.5 million due to the pricing concessions described above and $0.5 million due to accruals for a NHTSA penalty recorded in the second quarter of 2015.

Comparison of the Six Month Periods Ended June 30, 2015 and 2014

Sales for the six months ended June 30, 2015 in our Specialty Chassis and Vehicles segment were $61.0 million compared to $51.0 million for the same period of 2014, an increase of $10.0 million or 19.6%. This increase was due to a $4.3 million increase in sales of motor home chassis due to higher unit volume, along with a $4.2 million increase in defense and other specialty chassis driven by an order for defense related vehicles that was fulfilled in the second quarter of 2015 and a $2.3 million increase in sales of aftermarket parts and assemblies. These increases were partially offset by a decrease of $0.8 million due to pricing concessions on certain specialty chassis enacted in 2015.

Operating income for our Specialty Chassis and Vehicles segment for the six months ended June 30, 2015 was $3.0 million, compared to $2.1 million for the same period of 2014, an increase of $0.9 million, or 42.9%. Increased sales volume drove $3.1 million of the increase, and was partially offset by decreases of $1.4 million due to accruals for costs related to the NHTSA fine imposed in 2015 and $0.8 million due to the pricing concessions described above.

Financial Condition

Balance Sheet at June 30, 2015 compared to December 31, 2014

Cash decreased by $8.0 million, or 27.9%, to $20.6 million at June 30, 2015 from $28.6 million at December 31, 2014. Please see the discussion of cash flow activity below for more information on our uses of cash in the first six months of 2015.

Accounts receivable increased by $15.2 million, or 31.4%, to $63.6 million at June 30, 2015, compared to $48.4 million at December 31, 2014, as a result of open receivables related to higher sales volumes in the latter half of the second quarter of 2015 compared to sales in the latter half of the fourth quarter of 2014. Days sales outstanding decreased to 42 days during the second quarter of 2015 compared to 43 days for the fourth quarter of 2014, mainly as a function of the higher sales volume in the second quarter of 2015 compared to the fourth quarter of 2014.

Inventory decreased by $1.2 million or 1.7% to $69.9 million at June 30, 2015 compared to $71.1 million at December 31, 2014, as a result of a draw-down of inventory as orders were filled. Days inventory outstanding decreased to 56 days in the second quarter of 2015, compared to 65 days in the fourth quarter of 2014, mainly due to the impact of the higher sales during the second quarter of 2015 compared to the fourth quarter of 2014.

Deposits from customers decreased by $1.5 million or 13.2% to $10.0 million at June 30, 2015 compared to $11.5 million at December 31, 2014 due to the timing of shipments that included customer deposits.

Accounts payable increased by $7.8 million or 34.1% to $30.5 million at June 30, 2015 compared to $22.8 million at December 31, 2014 as a result of a ramp up in production following our traditional year-end shut down in December.

Other current liabilities and accrued expenses decreased by $1.2 million or 18.8% to $5.4 million at June 30, 2015 compared to $6.6 million at December 31, 2014, mainly due to the $1.5 million earn-out payment made in the first quarter of 2015 related to the Utilimaster purchase.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Through June 30, 2015, cash and cash equivalents decreased by $8.0 million to a balance of $20.6 million compared to $28.6 million at December 31, 2014. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the six months ended June 30, 2015, we utilized $3.4 million of cash in operating activities, which represents a $7.1 million increase from the $3.7 million of cash that was generated by operations for the six months ended June 30, 2014. The decrease in cash generated in 2015 was driven by changes in working capital requirements, particularly accounts receivable, inventory and accounts payable.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2015. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $2.3 million in investing activities during the first six months of 2015, a $0.7 million increase compared to the $1.6 million utilized in the first six months of 2014. This increase is mainly the result of increased investment in our Brandon, South Dakota and Ephrata, Pennsylvania facilities as part of our Emergency Response Vehicles segment restructuring initiative.

During the remainder of 2015 we expect to make total cash capital investments of $3 million to $4 million, including capital spending for our Emergency Response Vehicles segment restructuring initiative and replacement and upgrades of machinery and equipment used in operations.

Cash Flow from Financing Activities

For the six months ended June 30, 2015 we utilized $2.3 million of cash in financing activities, a decrease of $0.8 million compared to $3.1 million utilized in financing activities in the first six months of 2014. This change is mainly due to a $1.0 million repurchase of common stock completed in the second quarter of 2014.

Working Capital

Our working capital was as follows (in thousands):

	June 30, 2015	December 31, 2014	Change

Current assets	$166,458	$161,251	$5,207

Current liabilities	67,632	60,620	7,012

Working capital	$98,826	$100,631	$(1,805)

The decrease in our working capital at June 30, 2015 from December 31, 2014, was driven by the changes in cash, accounts receivable, inventory, accounts payable and deposits from customers, along with small changes in other balance sheet line items within current assets and current liabilities. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In connection with our acquisition of Utilimaster in November, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million. Through March 31, 2015, we made earn-out payments totaling $6.6 million. No further payments are due under this contingent obligation.

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Costs associated with the wind-down will be impacted by the final dissolution agreement. Accordingly, we are unable to estimate the cost of the wind-down at this time. Spartan USA and Gimaex Holding, Inc. are expected to share any costs associated with the wind-down on a 50/50 basis.

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1 million in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach and recalls to remedy safety defects in certain of our chassis. During the six months ended June 30, 2015 we accrued $2.3 million for payment of the fine and the estimated cost of completing the various performance obligations.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. In addition, commitment fees range from 20 to 35 basis points on the unused portion of the line. We had no drawings against this credit line as of June 30, 2015 or December 31, 2014. During the quarter ended June 30, 2015, our revolving credit facility was utilized, and will continue to be utilized in future quarters, to finance commercial chassis received by our Utilimaster subsidiary under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 4, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million.  We plan to extend this agreement or replace it with a smiliar agreement prior to its expiration on November 30, 2015.  The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at June 30, 2015 and December 31, 2014.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At June 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1.4 million and $4.7 million related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit since December 31, 2014 is due to the expiration of performance bonds issued for orders that were fulfilled in the first quarter of 2015.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $35.8 million at June 30, 2015 and $38.6 million at December 31, 2014. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At June 30, 2015, we were in compliance with all debt covenants, and, based on our current outlook for 2015, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of June 30, 2015 due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through June 30, 2015, we repurchased 382,000 shares of our common stock for an aggregate purchase price of $2.0 million, leaving 618,000 shares remaining under this repurchase authorization. If we were to repurchase the full 618,000 shares of stock under the repurchase program, it would cost $2.7 million based on the closing price of our stock on July 31, 2015. We believe that we have sufficient resources to fund this potential stock buyback.

Dividends

The amounts or timing of any dividend distribution are subject to current and expected future earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On May 8, 2015 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 25, 2015 to shareholders of record on May 21, 2015.

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

In May 2014 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. We are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard on our consolidated financial statements.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At June 30, 2015 and December 31, 2014, we had goodwill recorded on the financial statements of our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

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

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred. See also Note 4 – Commitments and Contingent Liabilities, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2015, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2015. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. At December 31, 2014 there were 618,000 shares remaining in this repurchase authorization. During the six months ended June 30, 2015 no shares were repurchased under this authorization.

During the quarter ended June 30, 2015 there were 14,574 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 to April 30	14,032	$5.02	--	618,000
May 1 to May 31	241	4.62	--	618,000
June 1 to June 30	301	4.58	--	618,000
Total	14,574	$5.01	--	618,000

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

10.1	Spartan Motors, Inc. Leadership Team Compensation Plan. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2015	SPARTAN MOTORS, INC.

	By	/s/ Lori L. Wade
Lori L. Wade Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Spartan Motors, Inc. Leadership Team Compensation Plan. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan.