Form 10-Q
period 2015-09-30
SPARTAN MOTORS INC
filed 2015-11-06
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2015.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2015
Common stock, $.01 par value	34,279,100 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2015	December 31,
	(Unaudited)	2014
ASSETS
Current assets:
Cash and cash equivalents	$20,887	$28,570
Accounts receivable, less allowance of $130 and $144	68,521	48,362
Inventories	78,533	71,163
Deferred income tax assets	4,658	7,799
Income taxes receivable	-	1,696
Other current assets	2,901	3,661
Total current assets	175,500	161,251

Property, plant and equipment, net	47,799	50,417
Goodwill	15,961	15,961
Intangible assets, net	7,315	8,958
Other assets	1,910	2,226
TOTAL ASSETS	$248,485	$238,813

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,923	$22,762
Accrued warranty	11,239	9,237
Accrued customer rebates	3,533	2,166
Accrued compensation and related taxes	9,183	8,226
Deposits from customers	11,045	11,524
Other current liabilities and accrued expenses	5,363	6,646
Current portion of long-term debt	62	59
Total current liabilities	79,348	60,620

Other non-current liabilities	1,984	2,365
Long-term debt, less current portion	5,155	5,202
Deferred income tax liabilities	2,018	2,008

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,275 and 34,094 outstanding	343	341
Additional paid-in capital	76,307	75,695
Retained earnings	83,489	92,724
Total Spartan Motors, Inc. shareholders’ equity	160,139	168,760
Non-controlling interest	(159)	(142)
Total shareholders’ equity	159,980	168,618
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$248,485	$238,813

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Sales	$136,572	$144,239	$409,767	$387,993
Cost of products sold	123,755	126,136	367,520	346,217
Restructuring charges	9	-	464	-
Gross profit	12,808	18,103	41,783	41,776

Operating expenses:
Research and development	454	898	3,087	2,762
Selling, general and administrative	12,359	12,663	39,202	37,983
Restructuring charges	453	275	1,965	275
Total operating expenses	13,266	13,836	44,254	41,020

Operating income (loss)	(458)	4,267	(2,471)	756

Other income (expense):
Interest expense	(91)	(80)	(293)	(265)
Interest and other income	(36)	13	121	252
Total other income (expense)	(127)	(67)	(171)	(13)

Income (loss) before taxes	(585)	4,200	(2,643)	743

Taxes	5,234	1,009	4,896	(537)

Net income (loss)	(5,819)	3,191	(7,539)	1,280

Less: net loss attributable to non-controlling interest	(1)	(8)	(17)	(26)

Net income (loss) attributable to Spartan Motors Inc.	$(5,818)	$3,199	$(7,522)	$1,306

Basic net earnings (loss) per share	$(0.17)	$0.09	$(0.22)	$0.04

Diluted net earnings (loss) per share	$(0.17)	$0.09	$(0.22)	$0.04

Basic weighted average common shares outstanding	33,885	34,246	33,806	34,303

Diluted weighted average common shares outstanding	33,885	34,249	33,806	34,309

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(7,539)	$1,280
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,447	6,524
Gain on disposal of assets	(22)	(82)
Asset impairment	2,234	-
Expense from changes in fair value of contingent consideration	-	406
Tax expense related to stock incentive plan transactions	-	44
Deferred income taxes	3,150	(88)
Stock based compensation related to stock awards	1,050	1,246
Decrease (increase) in operating assets:
Accounts receivable	(20,159)	(11,872)
Inventories	(7,370)	7,717
Income taxes receivable	1,696	(332)
Other assets	760	218
Increase (decrease) in operating liabilities:
Accounts payable	16,161	(1,309)
Accrued warranty	2,002	1,909
Accrued customer rebates	1,367	1,212
Accrued compensation and related taxes	957	2,236
Deposits from customers	(479)	(4,794)
Other current liabilities and accrued expenses	(2,117)	(377)
Taxes on income	932	(65)
Total adjustments	5,609	2,593
Net cash provided by (used in) operating activities	(1,930)	3,873

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,603)	(2,569)
Proceeds from sale of property, plant and equipment and assets held for sale	205	559
Net cash used in investing activities	(3,398)	(2,010)

Cash flows from financing activities:
Borrowings under credit facilities	15,244	2,191
Payments on credit facilities	(15,244)	(2,191)
Purchase and retirement of common stock	-	(2,000)
Payments on long-term debt	(44)	(65)
Net cash (used in) the exercise, vesting or cancellation of stock incentive awards	(437)	(97)
Cash paid related to tax impact of stock incentive plan transactions	-	(44)
Payment of contingent consideration on acquisitions	(162)	(162)
Payment of dividends	(1,713)	(1,723)
Net cash used in financing activities	(2,355)	(4,091)

Net decrease in cash and cash equivalents	(7,683)	(2,228)
Cash and cash equivalents at beginning of period	28,570	30,707
Cash and cash equivalents at end of period	$20,887	$28,479

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid-in	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2014	34,094	$341	$75,695	$92,724	$(142)	$168,618

Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(436)	-	-	(436)

Issuance of restricted stock, net of cancellation	173	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,050	-	-	1,050

Dividends declared and paid ($0.05 per share)	-	-	-	(1,713)	-	(1,713)

Net loss	-	-	-	(7,522)	(17)	(7,539)

Balance at September 30, 2015	34,275	$343	$76,307	$83,489	$(159)	$159,980

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2015, the results of operations for the three and six month periods ended September 30, 2015 and the cash flows for the three and nine month periods ended September 30, 2015, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2014.

The results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our fixed and variable rate debt instruments approximate their fair value at September 30, 2015 and December 31, 2014.

Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2015 in order to more consistently align the results of our individual business units. Expenses of $2,059 and $5,794 for the three and nine months ended September 30, 2014 have been reclassified accordingly. Certain other immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

Recently issued accounting standard

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

In May 2014 the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. We are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard on our consolidated financial statements. On August 12, 2015, FASB delayed the effective date to give companies an extra year to implement the standard. The standard will be effective in 2018, but companies will have the option of adopting it as of the original 2017 effective date.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2015	2014

Finished goods	$11,133	$16,981
Work in process	28,398	16,698
Raw materials and purchased components	42,002	41,072
Reserve for slow-moving inventory	(3,000)	(3,588)

	$78,533	$71,163

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $3,668 and $8,718 at September 30, 2015 and December 31, 2014.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations through September 30, 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

Cost of products sold
Inventory impairment	$290
Production relocation	174
Total cost of products sold	464

General and Administrative
Manufacturing process reengineering	1,965

Total restructuring	$2,429

The following table provides a summary of the compensation related charges incurred through September 30, 2015 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses.

Severance
Balance January 1, 2015	$165
Accrual for severance	-
Payments and adjustments made in period	158
Balance March 31, 2015	$7

Accrual for severance	-
Payments and adjustments made in period	7
Balance June 30, 2015	$-

NOTE 4 – ASSET IMPAIRMENTS

We review our finite-lived and indefinite-lived intangible assets, along with all other long-lived assets that have finite lives, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

During the three months ended September 30, 2015, we determined that, based on updated sales forecasts for our Classic line of emergency response vehicles, it is more likely than not that our Classic Fire trade name intangible asset is impaired. Accordingly, we conducted an impairment test by comparing the discounted future cash flows expected to result from our ownership of the trade name with its carrying cost at September 30, 2015. The result of this analysis showed that the carrying cost of the Classic Fire trade name exceeded its fair value.

When reviewing long-lived assets for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the three months ended September 30, 2015, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of September 30, 2015 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, resulting in a determination that the asset group is impaired.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

We estimated the fair value of our tangible long-lived assets of this asset group based on assessments or recent sale prices of similar assets. We estimated the fair value of the intangible assets of this asset group by determining the discounted cash flows associated with benefits that we will receive or expenses we will avoid as a result of our ownership of these intangible assets. Impairment charges recorded within Cost of goods sold and General and administrative in the Condensed Consolidated Statement of Operations to adjust the carrying cost of these long-lived tangible and intangible assets to their estimated fair value at September 30, 2015 are as follows:

Cost of goods sold

Asset Description	Impairment Charge
Machinery & Equipment	$1,013

General and administrative

Asset Description	Impairment Charge
Office & computer equipment	$228
Customer relationships	224
Non-patented technology	209
Classic Fire trade name	560
Total General and administrative	$1,221

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At September 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1,338 and $4,742 related to certain emergency response vehicle contracts and our workers compensation insurance.

At September 30, 2015, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

Utilimaster is party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at Utilimaster. As a result of these agreements, there was $1,628 and $3,043 outstanding on our revolving credit line at September 30, 2015 and December 31, 2014. Under the terms of the bailment inventory agreements, these chassis never become the property of Utilimaster, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for a Utilimaster body, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets.

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

Changes in our warranty liability during the nine months ended September 30, 2015 and 2014 were as follows:

	2015	2014
Balance of accrued warranty at January 1	$9,237	$7,579
Warranties issued during the period	3,413	4,323
Cash settlements made during the period	(5,297)	(3,238)
Changes in liability for pre-existing warranties during the period, including expirations	3,886	824
Balance of accrued warranty at September 30	$11,239	$9,488

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

National Highway Traffic Safety Administration (“NHTSA”) penalty

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1,000 in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach, and recalls to remedy safety defects in certain of our chassis. The following table presents the charges recorded in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2015 as a result of this agreement:

Cost of products sold	$1,269
Selling, general and administrative	1,000
$2,269

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 6 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Basic weighted average common shares outstanding	33,885	34,246	33,806	34,303
Effect of dilutive stock options	-	3	-	6
Diluted weighted average common shares outstanding	33,885	34,249	33,806	34,309

Anti-dilutive stock awards:
Restricted stock	405	-	408	-
Stock options	-	171	-	180
	405	171	408	180

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

NOTE 7 – TAXES

Our effective tax rate was (894.7)% and 24.0% for the three months ended September 30, 2015 and 2014. Our effective rate for the three months ended September 30, 2015 differs from the statutory rate primarily due to a $3,151 deferred tax asset valuation allowance that was recorded during the quarter. Our effective rate for the three months ended September 30, 2014 differs from the statutory rate mainly as a result of a $711 reduction to our reserve for unrecognized tax benefits due to the expiration of certain statutes of limitations.

Our effective tax rate was (185.3%) and (72.3%) for the nine months ended September 30, 2015 and 2014. Our effective tax rate for the nine months ended September 30, 2015 differs from the statutory rate primarily due to a $3,151 deferred tax asset valuation allowance that was recorded during the quarter ended September 30, 2015. Our effective tax rate for the nine months ended September 30, 2014 differed from the statutory rate mainly as a result of a $711 reduction to our reserve for unrecognized tax benefits recorded during the third quarter of 2014 due to the expiration of certain statutes of limitations.

We recognize deferred income tax assets and liabilities based upon our expectation of the future tax consequences of temporary differences between the income tax and financial reporting bases of assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in our tax returns but which have not yet been recognized as an expense in our financial statements. Deferred tax assets generally represent tax deductions or credits that will be reflected in future tax returns for which we have already recorded a tax benefit in our consolidated financial statements.

We establish valuation allowances for deferred income tax assets in accordance with GAAP, which provides that such valuation allowances shall be established unless realization of the income tax benefits is more likely than not. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. At each reporting period, we consider the scheduled reversal of deferred tax liabilities, available taxes in carryback periods, tax planning strategies and projected future taxable income in making this assessment.

At September 30, 2015 we recorded a valuation allowance of $3,151, representing the portion of our deferred tax assets, net of the deferred tax liabilities that, based on an assessment of available positive and negative evidence, may not be realizable in future periods. We will continue to evaluate whether the valuation allowance is needed in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods to reach a conclusion that all or part of the valuation allowance could be reversed.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 8 - BUSINESS SEGMENTS

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

Three Months Ended September 30, 2015

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$42,030	$-	$-	$-	$42,030
Delivery & Service Vehicles Sales	-	45,526	-	-	45,526
Motorhome Chassis Sales	-	-	32,367	-	32,367
Other Specialty Chassis and Vehicles Sales	-	-	2,388	-	2,388
Aftermarket Parts and Assemblies Sales	-	8,711	5,550	-	14,261
Total Sales	$42,030	$54,237	$40,305	$-	$136,572

Depreciation and Amortization Expense	$263	$928	$105	$576	$1,872
Operating Income (Loss)	$(5,991)	$4,064	$2,776	$(1,307)	$(458)
Segment Assets	$70,011	$83,945	$23,820	$70,709	$248,485
Capital Expenditures	$119	$200	$260	$549	$1,128

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Three Months Ended September 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$60,656	$-	$-	$-	$60,656
Delivery & Service Vehicles Sales	-	44,739	-	-	44,739
Motorhome Chassis Sales	-	-	23,370	-	23,370
Other Specialty Chassis and Vehicles Sales	-	-	2,536	-	2,536
Aftermarket Parts and Assemblies Sales	-	7,730	5,208	-	12,938
Total Sales	$60,656	$52,469	$31,114	$-	$144,239

Depreciation and Amortization Expense	$282	$1,121	$94	$609	$2,106
Operating Income (Loss)	$1,658	$1,845	$2,930	$(2,166)	$4,267
Segment Assets	$86,856	$69,806	$22,982	$71,239	$250,883
Capital Expenditures	$6	$178	$149	$369	$702

Nine Months Ended September 30, 2015

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$146,484	$-	$-	$-	$146,484
Delivery & Service Vehicles Sales	-	138,596	-	-	138,596
Motorhome Chassis Sales	-	-	75,431	-	75,431
Other Specialty Chassis and Vehicles Sales	-	-	10,829	-	10,829
Aftermarket Parts and Assemblies Sales	-	23,371	15,056	-	38,427
Total Sales	$146,484	$161,967	$101,316	$-	$409,767

Depreciation and Amortization Expense	$707	$2,732	$299	$1,709	$5,447
Operating Income (Loss)	$(12,598)	$10,006	$5,733	$(5,612)	$(2,471)
Segment Assets	$70,011	$83,945	$23,820	$70,709	$248,485
Capital Expenditures	$885	$706	$577	$1,435	$3,603

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Nine Months Ended September 30, 2014

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency Response Vehicles Sales	$138,716	$-	$-	$-	$138,716
Delivery & Service Vehicles Sales	-	148,350	-	-	148,350
Motorhome Chassis Sales	-	-	62,953	-	62,953
Other Specialty Chassis and Vehicles Sales	-	-	6,732	-	6,732
Aftermarket Parts and Assemblies Sales	-	18,829	12,413	-	31,242
Total Sales	$138,716	$167,179	$82,098	$-	$387,993

Depreciation and Amortization Expense	$790	$3,357	$575	$1,802	$6,524
Operating Income (Loss)	$(3,468)	$6,124	$4,989	$(6,889)	$756
Segment Assets	$86,856	$69,806	$22,982	$71,239	$250,883
Capital Expenditures	$248	$548	$316	$1,457	$2,569

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. We began development of our first product that same year and shipped our first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. We have two wholly owned operating subsidiaries: Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan, Brandon, South Dakota and Ephrata, Pennsylvania; and Utilimaster Corporation, located in Bristol and Wakarusa, Indiana (“Utilimaster”). On July 1, 2015 our Charlotte, Michigan location (formerly Spartan Motors Chassis, Inc.) and our Ephrata, Pennsylvania location (formerly Crimson Fire Aerials, Inc.) were merged into Spartan USA. At September 30 2015, we were also a participant in a joint venture, Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), with Gimaex Holding, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Our brand names, Spartan Chassis™, Spartan ERV™, and Utilimaster™ are known for quality, value, service and innovation.

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

Executive Overview

●	Revenue of $136.6 million in the third quarter of 2015, a decrease of 5.3% compared to $144.2 million in the third quarter of 2014.
●	Gross profit of $12.8 million in the third quarter of 2015, a decrease of 29.2% compared to $18.1 million in the third quarter of 2014.
●	Gross Margin of 9.4% in the third quarter of 2015, compared to 12.5% in the third quarter of 2014, driven by accruals for repair campaigns and impairment charges.
●	Operating expense of $13.3 million, or 9.7% of sales in the third quarter of 2015, compared to $13.8 million or 9.6% of sales in the third quarter of 2014.
●	Operating loss of $0.5 million in the third quarter of 2015, compared to income of $4.3 million in the third quarter of 2014.
●	Income tax expense of $5.2 million in the third quarter of 2015, compared to expense of $1.0 million in the third quarter of 2014.
●	Net loss of $5.8 million in the third quarter of 2015, compared to net income of $3.2 million in the third quarter of 2014.
●	Loss per share of $0.17 in the third quarter of 2015, compared to earnings per share of $0.09 in the third quarter of 2014.
●

We used $1.9 million of cash in operations during the nine months ended September 30, 2015, mainly to support increased accounts receivable balances, compared to $3.9 million of cash generated from operations in the nine months ended September 30, 2014.

●	Order backlog of $275.3 million at September 30, 2015, an increase of $41.9 million, or 18.0% from our backlog of $233.4 million at September 30, 2014.

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

●

The previously announced restructuring of our Emergency Response Vehicles segment. This restructuring includes the upgrade of business processes and production capabilities along with consolidation of our fire truck manufacturing to three locations, Charlotte, Michigan, Brandon, South Dakota and Ephrata, Pennsylvania. These changes will reduce our manufacturing footprint and allow us to quote, design, engineer and manufacture products more effectively, profitably and in higher volume.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Sales	100.0	100.0	100.0	100.0
Cost of products sold	90.6	87.5	89.7	89.2
Restructuring charge	0.0	0.0	0.1	0.0
Gross profit	9.4	12.5	10.2	10.8
Operating expenses:
Research and development	0.3	0.6	0.8	0.7
Selling, general and administrative	9.0	8.8	9.6	9.8
Restructuring charge	0.3	0.2	0.5	0.1
Operating income (loss)	(0.3)	3.0	(0.6)	0.2
Other income (expense), net	(0.1)	0.0	0.0	0.0
Income (loss) before taxes	(0.4)	2.9	(0.6)	0.2
Taxes	3.8	0.7	1.2	(0.1)
Net income (loss)	(4.3)	2.2	(1.8)	0.3

Quarter Ended September 30, 2015 Compared to the Quarter Ended September 30, 2014

Sales

For the third quarter of 2015, we reported consolidated sales of $136.6 million compared to $144.2 million for the same quarter in 2014, a decrease of $7.7 million or 5.3%. These results reflect decreased sales volume in our Emergency Response Vehicles segment, which was partially offset by increases in sales in our Specialty Chassis and Vehicles segment due to higher unit volume and in our Delivery and Service Vehicles segment due to higher aftermarket parts sales. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $123.8 million in the third quarter of 2015 compared to $126.1 million in the third quarter of 2014, a decrease of $2.3 million or 1.8%, driven by the lower sales volumes in 2015. Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold for the three months ended September 30, 2015 in order to more consistently align the results of our individual business units. Expenses of $2.1 million for the three months ended September 30, 2014 have been reclassified accordingly.

Gross Profit

Gross profit was $12.8 million for the third quarter of 2015 compared to $18.1 million for the third quarter of 2014, a decrease of $5.3 million, or 29.2%. $2.2 million of this decrease was due to accruals made during the three months ended September 30, 2015 for various repair campaigns in our Emergency Response Vehicles and Specialty Chassis and Vehicles segments, while $1.3 million of the decrease was due to pricing adjustments enacted in 2015 on certain of our specialty chassis. $0.8 million of the decrease was due to an overall less favorable product mix in 2015, while a charge recorded during the third quarter of 2015 for the impairment of long-lived assets in our Emergency Response Vehicles segment added $1.0 million to the decrease.

Gross Margin

Gross margin decreased by 310 basis points to 9.4% in the third quarter of 2015 compared to 12.5% in the third quarter of 2014. 110 basis points of this decrease was due to the accruals for repair campaigns made in 2015, while 70 basis points of the decrease was due to the pricing adjustments described above and 60 basis points was due to the less favorable product mix in 2015. Charges recorded for the impairment of long-lived assets in 2015 added 70 basis points to the decrease.

Operating Expenses

Operating expenses were $13.3 million for the third quarter of 2015, compared to $13.8 million for the third quarter of 2014, a decrease of $0.5 million or 3.6%. Research and development was $0.5 million in 2015 compared to $0.9 million in 2014, a decrease of $0.4 million or 44.4%, while Selling, general and administrative expense was $12.4 million in 2015, compared to $12.7 million in 2014, a decrease of $0.3 million, or 2.4%. Restructuring charges incurred in 2015 were $0.5 million compared to $0.3 million in 2014. The decrease in Research and development was due to a decrease in engineering time spent on development projects in 2015, primarily in our Delivery and Service Vehicles segment, compared to 2014. In Selling, general and administrative, $0.8 million of the decrease was driven by a reduction in incentive compensation expense in 2015, while $0.7 million of the decrease was the result of higher international legal and settlement fees incurred in 2014. These decreases were partially offset by $1.2 million of asset impairment charges recorded in the third quarter of 2015.

Taxes

Our effective income tax rate was (894.7)% in the third quarter of 2015, compared to 24.0% in the third quarter of 2014. Our effective tax rate in the third quarter of 2015 differs from the statutory rate mainly due to a $3.2 million deferred tax asset valuation allowance that was recorded during the quarter. Our effective tax rate in the third quarter of 2014 differed from the statutory rate mainly due to a $0.7 million reduction to our reserve for unrecognized tax benefits due to the expiration of certain statutes of limitation.

During the three months ended September 30, 2015 we recorded a valuation allowance of $3.2 million, representing the portion of our deferred tax assets, net of the deferred tax liabilities, that, based on an assessment of available positive and negative evidence, may not be realizable in future periods. We will continue to evaluate whether the valuation allowance is needed in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods to reach a conclusion that all or part of the valuation allowance could be reversed.

Net Income (Loss)

We recorded a net loss of $5.8 million, or $0.17 per share, for the third quarter of 2015, compared to net earnings of $3.2 million, or $0.09 per share for the same period in 2014. Driving the decrease in net earnings compared with the prior year were the factors discussed above.

Order Backlog

At September 30, 2015, we had $275.3 million in backlog compared to $233.4 million at September 30, 2014, an increase of $41.9 million or 18.0%. This increase is mainly attributable to a $52.9 million increase in our delivery and service vehicles backlog, largely as a result of increased orders for walk-in vans. Partially offsetting this increase were a $10.9 million decrease in order backlog for our emergency response vehicles driven by the late 2014 fulfillment of an order for 70 fire trucks for Peru that was received in late 2013 and a $0.1 million decrease in the backlog for our specialty chassis.

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

Asset Impairment

During the quarter ended September 30, 2015, we determined that, based on updated sales forecasts for our Classic line of emergency response vehicles, it is more likely than not that our Classic Fire trade name intangible asset is impaired. Accordingly, we conducted an impairment test by comparing the discounted future cash flows expected to result from our ownership of the trade name with its carrying cost at September 30, 2015. The result of this analysis showed that the carrying cost of the Classic Fire trade name, which was recorded as an asset of our Emergency Response Vehicles segment exceeded its fair value.

During the quarter ended September 30, 2015, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of September 30, 2015 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, resulting in a determination that the asset group is impaired.

We estimated the fair value of our tangible long-lived assets of this asset group based on assessments or recent sale prices of similar assets. We estimated the fair value of the intangible assets of this asset group by determining the discounted cash flows associated with the benefits that we will receive or expenses we will avoid as a result of our ownership of these intangible assets. Impairment charges recorded within Cost of goods sold and General and administrative in the Condensed Consolidated Statement of Operations to adjust the carrying cost of these long-lived tangible and intangible assets to their estimated fair values at September 30, 2015 are as follows (in thousands):

Cost of goods sold
Asset Description	Impairment Charge
Machinery & Equipment	$1,013

General and administrative
Asset Description	Impairment Charge
Office & computer equipment	$228
Customer relationships	224
Non-patented technology	209
Classic Fire trade name	560
Total General and administrative	$1,221

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Sales

For the nine months ended September 30, 2015, we reported consolidated sales of $409.8 million compared to $388.0 million reported for the same period in 2014, an increase of $21.8 million or 5.6%. These results reflect higher unit sales volumes in our Emergency Response Vehicles and Specialty Chassis and Vehicles segments, which were partially offset by lower unit sales volumes in our Delivery and Service Vehicles segment. Please refer to our segment discussion below for more information about our segment sales.

Cost of Products Sold

Cost of products sold was $368.0 million in the nine months ended September 30, 2015 compared to $346.2 million for the same period in 2014, an increase of $21.8 million or 6.3%, mainly due to the higher sales volumes recorded in 2015. Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold for the nine months ended September 30, 2015 in order to more consistently align the results of our individual business units. Expenses of $5.8 million for the nine months ended September 30, 2014 have been reclassified accordingly.

Gross Profit

Gross profit for the nine months ended September 30, 2015 was flat with the same period in 2014 at $41.8 million. Increases of $5.8 million due to higher unit volumes in our Specialty Chassis and Vehicles segment in 2015 and $1.1 million due to favorable product mix in 2015 were partially offset by decreases of $3.3 million for accruals related to certain product repair campaigns and warranty adjustments incurred in 2015, $2.1 million due to pricing adjustments enacted in 2015 on certain of our specialty chassis, and $1.0 million due to asset impairment charges recorded in 2015. We also incurred $0.5 million in restructuring charges in 2015 which were not incurred in 2014.

Gross Margin

Gross margin decreased to 10.2% for the nine months ended September 30, 2015 from 10.8% over the same time period in 2014. This change was driven by decreases of 80 basis points due to accruals related to product repair campaigns and warranty adjustments in 2015, 50 basis points due to the pricing adjustments described above, 30 basis points due to the asset impairment charge recorded in 2015 and 10 basis points due to the restructuring charges incurred in 2015. These decreases were partially offset by an 80 basis point increase due to favorable absorption due to higher unit volumes in our Specialty Chassis and Vehicles segment and a 30 basis point increase due to a more favorable sales mix in 2015.

Operating Expenses

Operating expenses were $44.3 million for the nine months ended September 30, 2015, compared to $41.0 million for the same period in 2014, an increase of $3.3 million or 8.0%. Research and development expense was $3.1 million for the nine months ended September 30, 2015, compared to $2.8 million for the same period in 2014, an increase $0.3 million or 10.7% driven by an increase in new product development in 2015, mainly in our Delivery and Service Vehicles segment. Selling, general and administrative expense was $39.2 million in 2015 compared to $38.0 million for the same period in 2014, an increase of $1.2 million or 3.2%. This increase was due to a $1.2 million asset impairment charge recorded in the third quarter of 2015, along with a $1.0 million accrual for a NHTSA fine recorded in 2015. These increases were partially offset by lower spending on legal and professional fees at our corporate entity in 2015. In addition we incurred $2.0 million of restructuring charges related to our Emergency Response Vehicles segment in 2015 compared to $0.3 million incurred in 2014.

Taxes

Our effective income tax rate was (185.3)% for the nine months ended September 30, 2015, compared to (72.3)% for the same period of 2014. Our effective tax rate differed from the statutory rate in 2015 mainly due to a $3.2 million deferred tax asset valuation allowance that was recorded during the three months ended September 30, 2015. Our effective tax rate for 2014 differed from the statutory rate primarily due to a $0.7 million reduction to our reserve for unrecognized tax benefits due to the expiration of certain statutes of limitation.

Net Income (Loss)

We recorded a net loss of $7.5 million, or $0.22 per share, for the nine months ended September 30, 2015, compared to net income of $1.3 million, or $0.04 per share for the same period in 2014. Driving the increase in net loss for the nine months ended September 30, 2015 compared with the prior year were the factors discussed above.

NHTSA Agreement

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1 million in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach and recalls to remedy safety defects in certain of our chassis at a total estimated cost of $1.3 million. This settlement agreement had no material financial impact on results for the third quarter of 2015, and we do not expect it to have any material impact on future financial results. The following table presents the charges recorded in the Condensed Consolidated Statement of Operations during the nine months ended September 30, 2015 as a result of this agreement (in thousands):

Cost of products sold	$1,269
Selling, general and administrative	1,000
Total expense	$2,269

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles. Our Emergency Response Vehicles segment manufactures chassis and complete vehicles for the emergency response market with operations in Charlotte, Michigan; Brandon, South Dakota; and Ephrata, Pennsylvania. Our Delivery and Service Vehicles segment manufactures walk-in vans and truck bodies at our Bristol and Wakarusa, Indiana facilities, and distributes related aftermarket parts for vehicles used in delivery and service businesses. Our Specialty Chassis and Vehicles segment is comprised of the Spartan USA operations located in Charlotte, Michigan that engineer and manufacture motor home chassis and defense and other specialty vehicles and distribute aftermarket parts and assemblies related to motor homes, defense vehicles and emergency response vehicles. For certain financial information related to each segment, see Note 8 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)	Three Months Ended September 30,
	2015		2014
	Amount	%	Amount	%

Sales	$42,030	100.0%	$60,656	100.0%

Operating income (loss)	(5,991)	(14.3)%	1,658	2.7

	Nine Months Ended September 30,
	2015		2014
	Amount	%	Amount	%

Sales	$146,484	100.0%	$138,716	100.0%

Operating loss	(12,598)	(8.6)%	(3,468)	(2.5)%

Segment assets	70,011		86,856

Comparison of the Quarters Ended September 30, 2015 and 2014

Sales in our Emergency Response Vehicles segment were $42.0 million in the third quarter of 2015 compared to $60.7 million for the same period of 2014, a decrease of $18.7 million, or 30.8%. This decrease was mainly due to a decrease in the overall unit volume in 2015, driven by the shipment of 46 trucks in the third quarter of 2014 in partial fulfillment of a large order from Peru. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

We reported an operating loss for our Emergency Response Vehicles segment of $6.0 million in the third quarter of 2015 compared to operating income of $1.7 million in the third quarter of 2014, a decrease of $7.7 million. $3.0 million of the decrease is due to an unfavorable product mix in the third quarter of 2015 compared to 2014, which included a run of 46 identical trucks in fulfillment of the Peru order. $1.6 million of the decrease was driven by lower unit volume in 2015, while $1.7 million of the decrease is due to an increase in warranty costs in 2015 largely related to product recalls. An additional $2.2 million is due to an asset impairment charge recorded during the third quarter of 2015 and $0.2 million is due to additional restructuring charges incurred in the third quarter of 2015 over the amount incurred in 2014. Increases of $0.7 million due to lower legal and settlement costs and $0.3 million due to reduced incentive compensation accruals in 2015 partially offsetting the above operating income decreases. See Note 4, Asset Impairments, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about our asset impairment charge.

Comparison of the Nine Month Periods Ended September 30, 2015 and 2014

Sales in our Emergency Response Vehicles segment were $146.5 million for the nine months ended September 30, 2015 compared to $138.7 million for the same period of 2014, an increase of $7.8 million, or 5.6%. $13.8 million of the increase was due to higher overall unit volumes during the nine months ended September 30, 2015, which was partially offset by a $6.0 million decrease due to an unfavorable product mix in 2015 compared to 2014. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $12.6 million for the nine months ended September 30, 2015 compared to a loss of $3.5 million for the same period of 2014, an increase of $9.1 million, or 260.0%. $3.0 million of this increase was due to an unfavorable product mix in 2015 compared to 2014, while $1.4 million of the increase was due to higher warranty costs in 2015, largely related to product recalls. Additionally, $2.2 million of the increase was due to asset impairment charges recorded in the third quarter of 2015 and $0.7 million of the increase was due to charges related to a NHTSA penalty imposed in 2015. Restructuring charges incurred in 2015 in excess of those incurred in 2014 added $2.2 million to the operating loss increase year over year. Partially offsetting these decreases in operating income was an increase of $0.4 million due to reduced spending in marketing and trade shows in 2015.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)	Three Months Ended September 30,
	2015		2014
	Amount	%	Amount	%

Sales	$54,237	100.0%	$52,469	100.0%

Operating income	4,064	7.5%	1,845	3.5%

	Nine Months Ended September 30,
	2015		2014
	Amount	%	Amount	%

Sales	$161,967	100.0%	$167,179	100.0%

Operating income	10,006	6.2%	6,124	3.7%

Segment assets	83,945		69,806

Comparison of the Quarters Ended September 30, 2015 and 2014

Sales for the third quarter of 2015 in our Delivery and Service Vehicles segment were $54.2 million compared to $52.5 million for the third quarter of 2014, an increase of $1.7 million or 3.2%, driven by higher parts and services sales in 2015. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income in our Delivery and Service Vehicles segment for the third quarter of 2015 was $4.1 million, compared to operating income of $1.8 million for the same period of 2014, an increase of $2.3 million or 127.8%, primarily due to a favorable product mix in 2015, which included a higher proportion of aftermarket parts sales, which carry higher margins.

Comparison of the Nine Month Periods Ended September 30, 2015 and 2014

Sales for the nine months ended September 30, 2015 were $162.0 million compared to $167.2 million for the same period of 2014, a decrease of $5.2 million or 3.1%. This decrease was driven by a $9.8 million decrease in vehicle sales due to lower unit shipments in the first nine months of 2015, particularly for our Reach commercial van, which was partially offset by a $4.5 million increase in parts and services sales in 2015. Sales for first nine months of 2014 included approximately $7.0 million for shipments of Reach units that were delayed from the fourth quarter of 2013 due to a supplier component shortage. There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income in our Delivery and Service Vehicles segment for the nine months ended September 30, 2015 was $10.0 million, compared to $6.1 million for the same period of 2014, an increase of $3.9 million or 63.9%. The increase is mainly due to favorable product mix in 2015, which included a higher proportion of aftermarket parts sales, which carry higher margins.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)	Three Months Ended September 30,
	2015		2014
	Amount	%	Amount	%

Sales	$40,305	100.0%	$31,114	100.0%

Operating Income	2,776	6.9%	2,930	9.4%

	Nine Months Ended September 30,
	2015		2014
	Amount	%	Amount	%

Sales	$101,316	100.0%	$82,098	100.0%

Operating Income	5,733	5.7%	4,989	6.1%

Segment assets	23,820		22,982

Comparison of the Quarters Ended September 30, 2015 and 2014

Sales for the third quarter of 2015 in our Specialty Chassis and Vehicles segment were $40.3 million compared to $31.1 million for the same period of 2014, an increase of $9.2 million or 29.6%. This increase was due to a $10.3 million increase in motor home sales due to higher unit volume, and a $0.3 million increase in sales of aftermarket parts. These increases were partially offset by a $0.1 million decrease in sales of other specialty chassis and a $1.3 million decrease due to pricing adjustments enacted on certain of our specialty chassis in 2015.

Operating income for our Specialty Chassis and Vehicles segment for the third quarter of 2015 was $2.8 million compared to $2.9 million for the same period of 2014, a decrease of $0.1 million, or 3.4%. $1.3 million of this decrease was due to the pricing adjustments on certain of our specialty chassis enacted in 2015, with an additional $0.7 million due to increased accruals for product repair campaigns in 2015. These decreases were partially offset by a $1.9 million increase due to higher sales volumes in 2015.

Comparison of the Nine Month Periods Ended September 30, 2015 and 2014

Sales for the nine months ended September 30, 2015 in our Specialty Chassis and Vehicles segment were $101.3 million compared to $82.1 million for the same period of 2014, an increase of $19.2 million or 23.4%. This increase was due to a $14.5 million increase in sales of motor home chassis due to higher unit volume, along with a $4.1 million increase in defense and other specialty chassis driven by an order for defense related vehicles that was fulfilled in the second quarter of 2015 and a $2.7 million increase in sales of aftermarket parts and assemblies. These increases were partially offset by a decrease of $2.1 million due to pricing adjustments on certain specialty chassis enacted in 2015.

Operating income for our Specialty Chassis and Vehicles segment for the nine months ended September 30, 2015 was $5.7 million, compared to $5.0 million for the same period of 2014, an increase of $0.7 million, or 14.0%. Higher unit sales volume drove a $5.8 million increase, which was partially offset by decreases of $1.4 million due to accruals for costs related to the NHTSA fine imposed in 2015, $2.1 million due to the pricing adjustments described above $0.7 million due to accruals for certain chassis recalls and $0.9 million due to increased marketing expense driven by new market development activity.

Financial Condition

Balance Sheet at September 30, 2015 compared to December 31, 2014

Cash decreased by $7.7 million, or 26.9%, to $20.9 million at September 30, 2015 from $28.6 million at December 31, 2014. Please see the discussion of cash flow activity below for more information on our uses of cash in the first nine months of 2015.

Accounts receivable increased by $20.1 million, or 41.7%, to $68.5 million at September 30, 2015, compared to $48.4 million at December 31, 2014, as a result of open receivables related to higher sales volumes in the latter half of the third quarter of 2015 compared to sales in the latter half of the fourth quarter of 2014. Days sales outstanding increased to 45 days during the third quarter of 2015 compared to 43 days for the fourth quarter of 2014, mainly as a result of a higher proportion of sales made during the third quarter of 2015 to slower paying municipal customers.

Inventory increased by $7.4 million or 10.4% to $78.5 million at September 30, 2015 compared to $71.1 million at December 31, 2014, as a result of an increase in work in process inventory driven by production constraints at two of our manufacturing facilities. Days inventory outstanding decreased to 57 days in the third quarter of 2015, compared to 65 days in the fourth quarter of 2014, mainly due to the impact of the higher sales, along with higher cost of goods sold, during the third quarter of 2015 compared to the fourth quarter of 2014.

Deferred income tax assets decreased by $3.1 million or 40.3% to $4.7 million at September 30, 2015, compared to $7.8 million at December 31, 2014, due to a valuation allowance recorded during the third quarter of 2015. See Note 7, Taxes, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for more information about this valuation allowance.

Income tax receivable decreased by $1.7 million to $0 at September 30, 2015, compared to $1.7 million at December 31, 2014. We estimated a net income tax payable, which is recorded within Other current liabilities, as a result of our taxable income for the nine months ended September 30, 2015 compared to the income tax receivable recorded at December 31, 2014.

Intangible assets decreased by $1.6 million or 18.3% to $7.3 million at September 30, 2015, compared to $9.0 million at December 31, 2014 as a result of the impairment charge recorded during the quarter along with the regular amortization. See Note 4, Asset Impairments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for more information about this impairment charge.

Accounts payable increased by $16.2 million or 71.0% to $38.9 million at September 30, 2015 compared to $22.8 million at December 31, 2014 due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued warranty increased by $2.0 million or 21.7% to $11.2 million at September 30, 2015 compared to $9.2 million at December 31, 2014 driven by accruals for new recalls that occurred during 2015.

Accrued customer rebates increased by $1.4 million, or 63.1%, to $3.5 million at September 30, 2015 from $2.1 million at December 31, 2014, mainly due to an increase in dealer money which is held for specific contracts.

Accrued compensation and related taxes increased by $1.0 million, or 11.6%, to $9.2 million at September 30, 2015 from $8.2 million at December 31, 2014, mainly due to increased head count in 2015.

Other current liabilities and accrued expenses decreased by $1.3 million or 19.3% to $5.4 million at September 30, 2015 compared to $6.6 million at December 31, 2014, mainly due to the $1.5 million earn-out payment, related to the Utilimaster purchase, made in the first quarter of 2015.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Through September 30, 2015, cash and cash equivalents decreased by $7.7 million to a balance of $20.9 million compared to $28.6 million at December 31, 2014. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the nine months ended September 30, 2015, we utilized $1.9 million of cash in operating activities, which represents a $5.8 million increase from the $3.9 million of cash that was generated by operations for the nine months ended September 30, 2014. The decrease in cash generated in 2015 was driven by changes in working capital requirements, particularly accounts receivable, inventory and accounts payable.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2015. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $3.4 million in investing activities during the first nine months of 2015, a $1.4 million increase compared to the $2.0 million utilized in the first nine months of 2014. This increase is mainly the result of increased investment in our Brandon, South Dakota and Ephrata, Pennsylvania facilities as part of our Emergency Response Vehicles segment restructuring initiative.

During the remainder of 2015 we expect to make total cash capital investments of $3 million, including capital spending for upgrades and relocation of manufacturing activities.

Cash Flow from Financing Activities

For the nine months ended September 30, 2015 we utilized $2.4 million of cash in financing activities, a decrease of $1.7 million compared to $4.1 million utilized in financing activities in the first nine months of 2014. This change is mainly due to a $2.0 million repurchase of common stock completed in the second and third quarters of 2014.

Working Capital

Our working capital was as follows (in thousands):

	September 30, 2015	December 31, 2014	Change

Current assets	$175,500	$161,251	$14,249
Current liabilities	79,348	60,620	18,728
Working capital	$96,153	$100,631	$(4,479)

The decrease in our working capital at September 30, 2015 from December 31, 2014, was mainly driven by the decrease in our deferred income tax assets as a result of the valuation allowance recorded in 2015. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1 million in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach and recalls to remedy safety defects in certain of our chassis. During the nine months ended September 30, 2015 we accrued $2.3 million for payment of the fine and the estimated cost of completing the various performance obligations.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. In addition, commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. We had no drawings against this credit line as of September 30, 2015 or December 31, 2014. During the quarter ended September 30, 2015, our revolving credit facility was utilized, and will continue to be utilized in future quarters, to finance commercial chassis received by our Utilimaster subsidiary under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 5, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about Utilimaster’s chassis bailment inventory agreement.

On November 30, 2012, we entered into an amendment to our existing amended and restated private shelf agreement with Prudential Investment Management, Inc. Under the original private shelf agreement, we issued $5.0 million of 5.46% Series B Senior Notes, due December 1, 2016. The amended agreement extended the period during which we may issue private notes by three years to November 30, 2015 and increased the limit of the uncommitted shelf facility up to $50.0 million. We plan to extend this agreement or replace it with a similar agreement prior to its expiration on November 30, 2015. The interest rate is determined based on applicable rates at time of issuance. The total outstanding debt under this agreement was $5.0 million at September 30, 2015 and December 31, 2014.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At September 30, 2015 and December 31, 2014, we had outstanding letters of credit totaling $1.3 million and $4.7 million related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit since December 31, 2014 is due to the expiration of performance bonds issued for orders that were fulfilled in the first quarter of 2015.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $30.7 million at September 30, 2015 and $38.6 million at December 31, 2014. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At September 30, 2015, we were in compliance with all debt covenants, and, based on our current outlook for 2015, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of September 30, 2015 due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Through September 30, 2015, we repurchased 382,000 shares of our common stock for an aggregate purchase price of $2.0 million, leaving 618,000 shares remaining under this repurchase authorization. If we were to repurchase the full 618,000 shares of stock under the repurchase program, it would cost $2.6 million based on the closing price of our stock on October 30, 2015. We believe that we have sufficient resources to fund this potential stock buyback.

Dividends

The amounts or timing of any dividend distribution are subject to current and expected future earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On October 26, 2015 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which will be payable on December 17, 2015 to shareholders of record on November 12, 2015.

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

On August 12, 2015, FASB delayed the effective date to give companies an extra year to implement the standard. The standard will be effective in 2018, but companies will have the option of adopting it as of the original 2017 effective date.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At September 30, 2015 and December 31, 2014, we had goodwill recorded on the financial statements of our Utilimaster subsidiary. Utilimaster comprises the Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

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

Since October 1, 2014, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Delivery and Service Vehicles reporting unit or our Utilimaster indefinite-lived intangible assets below their respective carrying costs.

During the three months ended September 30, 2015, we determined that, based on updated sales forecasts for our Classic line of emergency response vehicles, it is more likely than not that our Classic Fire trade name intangible asset is impaired. Accordingly, we conducted an impairment test by comparing the discounted future cash flows expected to result from our ownership of the trade name with its carrying cost at September 30, 2015. The result of this analysis showed that the carrying cost of the Classic Fire trade name exceeded its fair value.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2015, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2015. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. At December 31, 2014 there were 618,000 shares remaining in this repurchase authorization. During the nine months ended September 30, 2015 no shares were repurchased under this authorization.

During the quarter ended September 30, 2015 there were 2,527 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	2,341	$4.46	--	618,000
August 1 to August 31	-	-	--	618,000
September 1 to September 30	186	4.13	--	618,000
Total	2,527	$4.43	--	618,000

(1)

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

10.1	Employment letter agreement between Spartan Motors, Inc. and Frederick J. Sohm dated September 15, 2015. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 6, 2015	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Employment letter agreement between Spartan Motors, Inc. and Frederick J. Sohm dated September 15, 2015. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan.