Form 10-K
period 2015-12-31
SPARTAN MOTORS INC
filed 2016-03-09
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.

(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter: $136,688,689.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 29, 2016: 34,264,277 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 25, 2016 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, are incorporated by reference in Part III.

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

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol and Wakarusa, Indiana. Spartan USA was formerly known as Crimson Fire, Inc.

We recently completed a corporate reorganization. On July 1, 2015, our former Spartan Motors Chassis, Inc. subsidiary (which operated our Charlotte, Michigan location) and our former Crimson Fire Aerials, Inc. subsidiary (which operated our Ephrata, Pennsylvania location) were merged into Spartan USA. On January 1, 2016, our former Utilimaster Corporation subsidiary (which operated our Bristol and Wakarusa, Indiana locations) was also merged into Spartan USA. These transactions were primarily completed in order to consolidate our U.S. operations into a single subsidiary and to simplify our corporate structure.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and assemblies under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol and Wakarusa, Indiana locations manufacture delivery and service vehicles and supply related aftermarket parts and services under the Utilimaster brand name. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.

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

Emergency Response Vehicles Segment

Our Emergency Response Vehicles segment consists of the emergency response chassis and vehicle operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment. The emergency response chassis operations of Spartan USA designs and manufactures custom chassis for emergency response vehicles. Our Spartan ERV division specializes in the manufacture of aerial ladders and emergency response vehicle bodies which are mounted on custom chassis from our Spartan Chassis division, commercial chassis or other custom chassis. Sales from the Emergency Response Vehicles segment represented 34.0%, 36.4% and 35.2% of our consolidated sales for the years ended December 31, 2015, 2014 and 2013.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. Spartan Motors markets its emergency response vehicles throughout the U.S. and Canada, as well as in select markets in South America and Asia. The Emergency Response Vehicles segment employed 600 associates in Charlotte, Michigan; Brandon, South Dakota and Ephrata, Pennsylvania as of January 31, 2016, 3 of which were contracted employees.

Emergency Response Chassis

We custom manufacture emergency response chassis in response to customer specifications through our Spartan USA subsidiary. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized. We have four fire truck models within this product line: (1) the “Gladiator” chassis; (2) the “Metro Star” chassis; (3) the “Metro Star X” chassis and (4) the “Metro Star RT” (rescue transport).

We strive to develop innovative engineering solutions to meet customer requirements, and design new products anticipating the future needs of the marketplace. We regularly introduce new vehicle systems and components that incrementally improve the level of product performance, reliability, and safety for vehicle occupants. We monitor the availability of new technology and work closely with our component manufacturers to apply new technology to our products.

Over the past few years, Spartan USA has introduced innovations on our emergency response chassis such as: our Intelligent Backup Camera system, which can distinguish moving from stationary objects and detect when the apparatus is in close proximity to a wall, another truck or a person; Mobile Gateway, which provides an extensive group of connectivity features - even if the communications infrastructure is compromised or down; heated roll down side glass; optimized engine tunnel; and a new fire truck cab interior configuration, which provides additional space and comfort in both the driver and officer positions, improved shoulder harness accessibility, increased interior volume and a 45% reduction in in-cab noise levels when traveling at 45 mph.

Emergency Response Vehicles

We engineer and manufacture emergency response vehicles and apparatus utilizing custom and commercial chassis through our Spartan USA subsidiary. We market these products through a network of dealers throughout North America, and in select markets in South America and Asia under the Spartan ERV brand. The Spartan ERV product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. Spartan ERV is recognized in the industry for its innovative design and engineering, with signature features such as Tubular Stainless Steel body structure (known as the Tri-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels that are designed to offer the safety, reliability and durability that firefighters need to get the job done. Spartan ERV’s product lines also include an array of lower price point apparatus built on commercial chassis such as brush trucks, urban interface rescue vehicles and tankers.

Aerial Ladders

We engineer, manufacture and market aerial ladder components for fire trucks under the Spartan ERV brand through our Spartan USA operations in Ephrata, Pennsylvania, which has developed a full line of aerial products.

Delivery and Service Vehicles Segment

We manufacture delivery and service vehicles through our Utilimaster division (“Utilimaster”), which we acquired in 2009. Utilimaster designs, develops, and manufactures products to customer specifications for use in the package delivery, one-way truck rental, bakery/snack delivery, utility, and linen/uniform rental businesses. Utilimaster serves a diverse customer base and also sells aftermarket parts and assemblies and customer specific up-fit equipment for walk-in vans and other delivery vehicles. The majority of its revenues are from walk-in vans sold to customers in the delivery and service market. Its remaining revenues are attributable to commercial truck bodies, along with interior equipment up fitting and aftermarket parts. Sales from the Delivery and Service Vehicles segment represented 41.4%, 41.5% and 38.2% of our consolidated sales for the years ended December 31, 2015, 2014 and 2013, respectively. Utilimaster employed 950 associates as of January 31, 2016, of which 214 were contracted employees.

Utilimaster’s sales and distribution efforts are designed to sell to national, fleet and commercial dealer accounts within these niches under the Aeromaster®, Trademaster®, Metromaster® and Utilivan® brand names. Utilimaster markets its products throughout the U.S. and Canada.

The principal types of commercial vehicles manufactured by Utilimaster are walk-in vans, cutaway vans and truck bodies. Walk-in vans are assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab. Walk-in vans are sold under the Aeromaster® brand, and are typically used in multi-stop applications that include the delivery of packages, the distribution of food products and the delivery of uniforms/linens. Cutaway vans are installed on “cutaway” van chassis, and are sold under the Utilimaster, Utilivan®, Metromaster® and Trademaster® brand names. Cutaway bodies are primarily used for local delivery of parcels, freight and perishable food. Truck bodies are installed on a chassis that is supplied with a finished cab. Utilimaster’s truck bodies are typically fabricated with pre-painted panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. Utilimaster’s truck bodies are sold under the Utilimaster brand name and are used for diversified dry freight transportation. In addition to vehicles, Utilimaster sells aftermarket parts and assemblies for its walk-in vans and truck bodies. In the years ended December 31, 2015, 2014 and 2013, interior equipment up fitting and aftermarket parts sales represented 14.9%, 10.2% and 12.7% of the Delivery and Service Vehicles segment sales.

Specialty Chassis and Vehicles segment

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and assemblies. Sales from our Specialty Chassis and Vehicles segment represented 24.6%, 22.1% and 26.7% of our consolidated sales for the years ended December 31, 2015, 2014 and 2013. The Specialty Chassis and Vehicles segment employed 340 associates (all in Charlotte, Michigan) as of January 31, 2016, of which 33 were contracted employees.

Motor Home Chassis

We custom manufacture chassis to the individual specifications of our motor home original equipment manufacturer (“OEM”) customers through our Spartan USA subsidiary. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motor home bodies to be attached to the Spartan chassis. Spartan USA’s motor home chassis are separated into three models: (1) the “Mountain Master” series chassis; (2) the “K2” series chassis and (3) the “K3” series chassis.

Versions of these three basic product models are designed and engineered in order to meet customer requirements. This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM. We seek to develop innovative engineering solutions to meet our customer’s requirements and strive to anticipate future market needs by working closely with OEMs and listening to end users. We monitor the availability of new technology and work closely with our component manufacturers to apply new technology to our products. Over the past few years we have introduced new innovations, including: the Spartan Mobile Gateway®, which allows Spartan chassis the ability to maintain redundant cell network connections or satellite connectivity; Spartan Connected Care®, which provides owners of RVs built on Spartan chassis with instant access to coach-specific diagnostic codes, maintenance schedules, and an interactive map to pinpoint which of Spartan’s more than 250 RV-specific authorized service centers is closest; electronic steering control; heavy duty air ride independent front suspension; and multiplexed electrical controls.

Specialty Vehicle Chassis

Through our Spartan USA subsidiary, we develop specialized chassis to unique customer requirements and actively seek additional applications of our existing products and technology in the specialty vehicle market. Over the past few years we have expanded into highly customized niche markets for specialty vehicle chassis, including high power/high capability drill rigs, specialty bus applications and assembly of the Isuzu N-Series Gasoline Cab-Forward Trucks, a direct result of our alliance with Isuzu Commercial Truck of America.

Aftermarket Parts and Assemblies

The aftermarket parts and assemblies operation of Spartan USA supplies aftermarket repair parts and sub-assemblies along with limited servicing and refurbishment for our products in the defense, motor home and emergency response markets.

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

We sell delivery and service vehicles to commercial vehicle dealers, leasing companies and directly to end-users, and the ReachTM commercial van through the Isuzu dealer network. We also market our delivery and service vehicles directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada. We also provide aftermarket support, including parts sales and field service, to all of our delivery and service vehicle customers through our Customer Service Department located in Bristol, Indiana, which maintains the only online parts resource among the major delivery and service vehicle manufacturers. We do not provide financing to dealers, fleet or national accounts. We also maintain multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2015 and consistent with prior years, our representatives attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote our products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows us to better identify what customers and end users are looking for in the future. We use these events to create a competitive advantage by relaying this information back to our advanced product development team for future projects.

Our sales and marketing team is responsible for promoting and selling our manufactured goods and producing product literature. The sales group consists of approximately 40 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana, with additional salespeople located throughout North America.

Competition

The principal methods we use to build competitive advantages include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). Our direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers. Our competition in the delivery and service vehicle market, primarily walk-in vans, comes from a small number of manufacturers.

Because of the lack of reliable published statistics, we are unable to state with certainty our position in most of our markets compared to our competitors. The emergency vehicle market and, to a lesser degree, the custom chassis market are fragmented. We believe that no one company has a dominant position in either of those markets. We are a leading manufacturer of walk-in vans in the United States, and believe we have a market share of approximately 50% in this market. The cutaway and truck body markets are highly fragmented, making the determination of our market share difficult. However, we believe we are one of the top five manufacturers of these products in the United States.

Manufacturing

We manufacture our products in five locations in Charlotte, Michigan; Bristol and Wakarusa, Indiana; Brandon, South Dakota; and Ephrata, Pennsylvania.

At our Charlotte, Michigan location, we manufacture custom emergency response chassis, emergency response vehicles, motor home and other specialty chassis and assemble Isuzu N-Series gasoline cab-forward trucks. With the exception of the Isuzu N-Series trucks, our products are assembled on non-automated assembly lines owing to the custom nature of the products. Generally, we design, engineer and assemble our specialized heavy-duty truck chassis using primarily commercially available components purchased from outside suppliers. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

At our Bristol, Indiana location, we manufacture walk-in vans on an assembly line utilizing a “stripped” truck chassis and engineered structural components, such as floors, roofs, and wall panels. After assembly, we install optional equipment and finishes based on customer specifications. At our Wakarusa, Indiana location we manufacture truck bodies and cut-away vans, which are assembled on commercial chassis that are supplied with a finished cab.

At our Brandon, South Dakota location, we manufacture emergency response vehicles, mainly utilizing a Spartan chassis sourced from our Charlotte, Michigan facility. At our Ephrata, Pennsylvania location, we manufacture aerial ladder structures that are assembled on a Spartan chassis. These facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end user-customized order. The chassis is rolled down the production line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, and electrical control units purchased from outside suppliers.

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

In the assembly of delivery and service vehicles, we use chassis supplied by third parties, and generally do not purchase these chassis for inventory. For this market, we typically accept shipment of truck chassis owned by dealers or end users, for the purpose of installing and/or manufacturing our specialized commercial vehicles on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies that manufacture and/or deliver such commercial truck chassis, our level of manufacturing could be substantially reduced.

Research and Development

Our success depends on our ability to respond quickly to changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. We dedicate a portion of our facilities to research and development projects and focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. We spent $4.6 million, $3.9 million and $3.1 million on research and development in 2015, 2014 and 2013, respectively. Beginning in 2015, certain engineering costs related to routine product changes that were formerly classified within Research and development expense have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations in order to more consistently align the results of our individual business units. Expenses of $7.8 million for each of 2014 and 2013 have been reclassified accordingly.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to the life of the product, following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see Note 9, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 20 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have 9 pending patent applications in the United States. The existing patents will expire on various dates from 2018 through 2033 and all are subject to payment of required maintenance fees. We also own 25 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various international trademark applications pending.

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

Associates

We employed approximately 1,900 associates as of January 31, 2016, substantially all of which are full-time, including 250 contracted associates. Management presently considers its relations with associates to be positive.

Customer Base

In 2015, our customer base included one major customer as defined by sales of more than 10% of total net sales. Sales to Jayco, Inc. in 2015, which is a customer of our Specialty Chassis and Vehicles segment, were $78.8 million.

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

Sales to customers classified as major amounted to 14.3%, 11.3% and 13.9% of total revenues in 2015, 2014 and 2013, respectively. We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $40.1 million, $55.9 million and $33.1 million for the years ended December 31, 2015, 2014 and 2013, respectively, or 7.3%, 11.0% and 7.1%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2015	December 31, 2014
Emergency Response Vehicles	$156,270	$160,743
Delivery and Service Vehicles	96,120	60,630
Specialty Chassis and Vehicles	18,369	22,362
Total consolidated	$270,759	$243,735

The decrease in our Emergency Response Vehicles backlog is the result of a small decrease in the number of units on order at the end of the year due to timing. The increase in Delivery and Service Vehicles backlog was driven by an increase in equipment up-fit orders. The decrease in Specialty Chassis and Vehicles backlog was driven by a decrease in orders for motor home chassis as a result of the timing of order receipts.

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

Our financial condition, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control, that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face. Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future.

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

From time to time, an individual dealer or the Company may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors could engage in a strategy to attempt to acquire or convert our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.

However, disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to provide financial support, such as extending credit, to a dealership, reducing the risk of disruption, but increasing our financial exposure.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. We had two customers that together accounted for approximately 20% of our total sales in 2015. Any negative change in our relationship with either of them, or the orders placed by either of them, could significantly affect our revenues and profits.

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

In addition, we generally do not purchase chassis for our delivery and service vehicles. Rather, we accept shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing our specialized truck bodies on such chassis.  There are four primary sources for commercial chassis and we have established relationships with all major chassis manufacturers.

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

We are in the process of implementing a new enterprise resource planning (ERP) system. Phase 1 of this implementation is expected to be completed in 2017, with the second phase expected to be completed in 2018. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Should the system not be implemented successfully, we may incur impairment charges that could materially impact our financial results. If the system does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

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

In 2015, 2014 and 2013 we derived 7.3%, 11.0% and 7.1% of our revenue from sales to, or related to, end customers outside the United States. We expect that international sales will continue to account for an increasing amount of our total revenue, especially in our emergency response vehicles segment. Accordingly we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

Our quarterly operating results depend on a variety of factors including the timing and volume of orders, the completion of product inspections and acceptance by our customers, and various restructuring initiatives that may be undertaken from time to time. In addition, our Delivery and Service Vehicles segment experiences seasonality whereby product shipments in the first and fourth quarters are generally lower than other quarters as a result of the busy holiday delivery operations experienced by some of its largest customers. Accordingly, our financial results may be subject to significant and/or unanticipated quarter-to-quarter fluctuations.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. In 2015 we recorded asset impairment charges totaling $2.2 million against an asset group related to certain locations of our Emergency Response Vehicles segment. In 2013, our Emergency Response Vehicles reporting unit recorded a goodwill impairment charge of $4.9 million as a result of that reporting unit’s failure to meet its forecasted results and an expected decline in its future cash flows from levels previously expected. If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record additional impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position.

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

In 2015 we entered into a settlement agreement with the National Highway Traffic Safety Administration (“NHTSA”) pertaining to our early warning and defect reporting. The terms of the agreement include certain performance obligations that, if not completed satisfactorily, could subject us to additional fines of up to $5 million.

Increased costs, including costs of raw materials, component parts and labor costs, potentially impacted by changes in labor rates and practices, could reduce our operating income.

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Increases in costs of raw materials used in our products could affect the cost of our supply materials and components, as the rising steel and aluminum prices have impacted the cost of certain of the Company’s manufacturing components. Although we attempt to mitigate the effect of any escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts or labor rates increase and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth information concerning the properties we own or lease. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. In 2015, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan	214,000	Owned	Emergency Response Vehicles
Charlotte, Michigan	108,000	Owned	Specialty Chassis and Vehicles
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	45,000	Leased	Emergency Response Vehicles
Bristol, Indiana	417,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana	149,000	Leased	Delivery and Service Vehicles
	978,000

Warehousing
Charlotte, Michigan	14,000	Owned	Emergency Response Vehicles
Charlotte, Michigan	81,000	Owned	Specialty Chassis and Vehicles
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	10,200	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	4,500	Leased	Emergency Response Vehicles
Wakarusa, Indiana	20,000	Leased	Delivery and Service Vehicles
Bristol, Indiana	35,000	Leased	Delivery and Service Vehicles
	165,700

Research and Development
Charlotte, Michigan	13,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Bristol, Indiana	3,000	Leased	Delivery and Service Vehicles
	16,000

Service Area/Inspection
Charlotte, Michigan	49,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
	56,000

Offices
Corporate Offices – Charlotte, Michigan	12,000	Owned	Not Applicable
Charlotte, Michigan	127,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	12,500	Leased	Emergency Response Vehicles
Bristol, Indiana	36,000	Leased	Delivery and Service Vehicles
Wakarusa, Indiana	5,000	Leased	Delivery and Service Vehicles
	202,500

Unutilized
Charlotte, Michigan	203,000	Owned	Not Applicable

Total square footage	1,621,200

Item 3.	Legal Proceedings.

At December 31, 2015, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2015:
Fourth Quarter	$4.58	$3.11
Third Quarter	4.92	3.98
Second Quarter	5.07	4.24
First Quarter	5.57	4.67

Year Ended December 31, 2014:
Fourth Quarter	$5.69	$4.60
Third Quarter	5.65	4.30
Second Quarter	5.55	4.54
First Quarter	6.78	5.04

On October 26, 2015, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 17, 2015 to shareholders of record on November 12, 2015.

On May 8, 2015, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 25, 2015 to shareholders of record on May 21, 2015.

On October 23, 2014, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 18, 2014 to shareholders of record on November 13, 2014.

On May 1, 2014, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 19, 2014 to shareholders of record on May 15, 2014.

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 26, 2016 was 318. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and two company-selected peer groups for the period beginning on December 31, 2010 and ending on the last day of 2015. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index and the company-selected peer groups on December 31, 2010, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2010 to December 31, 2015, is not necessarily indicative of future results.

The company-selected peer group was determined based on a custom peer group of companies in the specialty manufacturing and automotive industries, against whom we compete for sales or management talent, that was identified for the purpose of benchmarking officer salaries in 2014. The peer group includes: Drew Industries, Inc.; Standard Motor Products, Inc.; Winnebago Industries, Inc.; Federal Signal Corp.; Methode Electronics, Inc.; Shiloh Industries, Inc.; Commercial Vehicle Group, Inc.; Altra Industrial Motion Corp.; Alamo Group, Inc.; ESCO Technologies, Inc.; Miller Industries, Inc.; Twin Disc, Inc.; and Supreme Industries, Inc.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Spartan Motors, Inc.	$100.00	$80.43	$83.98	$116.28	$93.00	$56.27
NASDAQ Stock Market	$100.00	$99.15	$116.42	$163.11	$186.64	$199.69
Peer Group	$100.00	$84.52	$105.23	$171.47	$166.21	$160.43

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

Issuer Purchases of Equity Securities

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2015 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2015 to Oct. 31, 2015	-	-	-	618,000
Nov. 1, 2015 to Nov. 30, 2015	-	-	-	618,000
Dec. 1, 2015 to Dec. 31, 2015	-	-	-	618,000
Total	-	-	-	618,000

(1)

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Repurchase of common stock is based on management’s assessment of market conditions. During the second and third quarters of 2014, we repurchased a total of 382,000 shares of our common stock, leaving 618,000 shares available to be purchased under this repurchase program. No shares were repurchased in 2015. If we were to repurchase the remaining 618,000 shares of stock under the repurchase program, it would cost us $2.2 million based on the closing price of our stock on February 26, 2016. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2015 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2015	2014	2013	2012		2011

Sales	$550,414	$506,764	$469,538		$470,577	$426,010
Cost of products sold (1)	502,783	450,702	424,312		412,899	371,141
Restructuring charges	519	808	-		6,514	1,731
Gross profit	47,112	55,254	45,226		51,164	53,138

Operating expenses:
Research and development	4,560	3,851	3,074		5,429	6,452
Selling, general and administrative	52,695	51,205	45,496		45,707	44,305
Goodwill impairment	-	-	4,854		-	-
Restructuring charges	2,336	1,349	-		2,619	1,050
Operating income (loss)	(12,479)	(1,151)	(8,198)		(2,591)	1,331

Other income (expense), net	(121)	77	348		234	(48)
Income (loss) before taxes	(12,600)	(1,074)	(7,850)		(2,357)	1,283
Income tax expense (benefit)	4,880	(2,103)	(1,881)		100	510
Net earnings (loss)	(17,480)	1,029	(5,969)		(2,457)	773
Less: Net earnings (loss) attributable to non-controlling interest	(508)	(144)	2		-	-

Net earnings (loss) attributable to Spartan Motors, Inc.	$(16,972)	$1,173	$(5,971)		$(2,457)	$773

Basic earnings (loss) per share	$(0.50)	$0.03	$(0.18)		$(0.07)	$0.02

Diluted earnings (loss) per share	$(0.50)	$0.03	$(0.18)	$	(0.07)	$0.02

Cash dividends per common share	$0.10	$0.10	$0.10		$0.10	$0.10

Basic weighted average common shares outstanding	33,826	34,251	33,550		33,165	33,438
Diluted weighted average common shares outstanding	33,826	34,256	33,550		33,165	33,488
Balance Sheet Data:

Net working capital	$85,017	$100,631	$100,575		$98,833	$98,673
Total assets	230,671	238,813	253,282		245,151	248,609
Long-term debt, including current portion	5,187	5,261	5,340		5,289	5,139
Shareholders’ equity	148,491	168,618	171,551		178,729	182,838

(1)

Beginning in 2015, certain engineering costs related to routine product changes that were formerly classified within Research and development have been classified within Cost of products sold to more consistently align the results of our individual business units. Expenses of $7,825 for 2014, $7,837 for 2013, $7,444 for 2012 and $7,479 for 2011 have been reclassified accordingly.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol and Wakarusa, Indiana. Spartan USA was formerly known as Crimson Fire, Inc.

We recently completed a corporate reorganization. On July 1, 2015, our former Spartan Motors Chassis, Inc. subsidiary (which operated our Charlotte, Michigan location) and our former Crimson Fire Aerials, Inc. subsidiary (which operated our Ephrata, Pennsylvania location) were merged into Spartan USA. On January 1, 2016, our former Utilimaster Corporation subsidiary (which operated our Bristol and Wakarusa, Indiana locations) was also merged into Spartan USA. These transactions were primarily completed in order to consolidate our U.S. operations into a single subsidiary and to simplify our corporate structure.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and assemblies under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol and Wakarusa, Indiana locations manufacture delivery and service vehicles and supply related aftermarket parts and services under the Utilimaster brand name. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.

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

Executive Overview

●	Revenue of $550.4 million in 2015, compared to $506.8 million in 2014.
●

Gross Margin of 8.6% in 2015, compared to 10.9% in 2014, driven by increased accruals for warranty and repair campaigns in 2015. In 2015, certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations in order to more consistently align the results of our individual business units. 2014 expenses of $7.8 million, or 1.5% of sales, have been reclassified accordingly.

●	Operating expense of $59.6 million, or 10.8% of sales in 2015, compared to $56.4 million or 11.1% of sales in 2014.
●	Operating loss of $12.5 million in 2015, compared to a loss of $1.2 million in 2014.
●	Income tax expense of $4.9 million in 2015, due to additional deferred tax asset valuation allowance recorded in 2015, compared to benefit of $2.1 million in 2014.
●	Net loss of $17.0 million in 2015, compared to net earnings of $1.2 million in 2014.
●	Loss per share of $0.50 in 2015, compared to earnings of $0.03 in 2014.
●	Operating cash flow of $12.9 million in 2015.
●	Order backlog of $270.8 million at December 31, 2015.

The following table shows our sales by market for the years ended December 31, 2015, 2014 and 2013 as a percentage of total sales:

	2015	2014	2013
Emergency response vehicles	34.0%	36.4%	35.2%
Defense vehicles	0.7%	0.0%	0.9%
Aftermarket parts and assemblies	3.4%	3.2%	5.2%
Total government	38.1%	39.6%	41.3%

Motor home chassis	18.8%	17.0%	19.2%
Delivery and service vehicles	41.4%	41.6%	38.2%
Other vehicles	1.7%	1.8%	1.3%
Total business/consumer	61.9%	60.4%	58.7%

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

We expect revenue in our Emergency Response Vehicles segment to be relatively flat in 2016 compared to 2015 as we work to return the segment to profitability, concentrating on improving our manufacturing efficiency and reducing the complexity of new vehicles ordered. 2016 revenue in our Delivery and Service Vehicles segment is expected to be up slightly from 2015, with increased profitability resulting from a more favorable mix in 2016 that is expected to include a higher proportion of parts and equipment up-fit revenue. We expect 2016 revenue in our Specialty Chassis and Vehicles segment to increase by 10 to 15 percent from 2015, resulting from an expected increase in our motor home unit volume. Our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments are expected to be profitable in 2016. We expect our Emergency Response Vehicles segment to generate an operating loss in 2016, as we work through our existing backlog of orders that contain less favorable pricing and higher complexity. On a consolidated basis, we expect to report operating income for 2016 of $3.0 to $5.0 million, with full year earnings per share of $0.05 to $0.10 expected. Please see “Forward-Looking Statements” above for important information regarding the disclosure of our expectations.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2015	2014	2013
Sales	100.0	100.0	100.0
Cost of products sold	91.4	89.1	90.4
Gross profit	8.6	10.9	9.6
Operating expenses:
Research and development	0.8	0.8	0.7
Selling, general and administrative	10.0	10.4	10.7
Operating loss	(2.3)	(0.2)	(1.7)
Other income, net	-	-	0.1
Loss before taxes on income	(2.3)	(0.2)	(1.7)
Income tax expense (benefit)	0.9	(0.4)	(0.4)
Net earnings (loss)	(3.2)	0.2	(1.3)
Non-controlling interest	(0.1)	-	-

Net earnings (loss) attributable to Spartan Motors, Inc.	(3.1)	0.2	(1.3)

During 2015, we recorded restructuring charges of $2.9 million, or 0.5% of sales, related to the restructuring of our Emergency Response Vehicles segment operations and the consolidation of our Ocala, Florida operations into our Charlotte, Michigan and Brandon, South Dakota locations. During 2015, we also recorded a $2.2 million charge for the impairment of certain long-lived assets related to our Emergency Response Vehicles segment. During 2014, we recorded restructuring charges of $2.2 million, or 0.5% of sales, related to the restructuring of our Emergency Response Vehicles segment operations and the consolidation of our Ocala, Florida operations into our Charlotte, Michigan and Brandon, South Dakota locations. During 2014, we also incurred $0.7 million of expense due to changes in the fair value of the contingent liability for earn-out consideration related to our Utilimaster acquisition in 2009. During 2013, we recorded a $4.9 million impairment charge related to goodwill in our Emergency Response Vehicles segment. No restructuring charges were recorded during 2013.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Consolidated sales for the year ended December 31, 2015 increased by $43.6 million, or 8.6% to $550.4 million from $506.8 million in 2014, driven by increases of $23.9 million in our Specialty Chassis and Vehicles segment, $17.2 million in our Delivery and Service Vehicles segment and $2.6 million in our Emergency Response Vehicles segment. These changes in revenue are discussed more fully in the discussion of our segments below.

Cost of products sold increased by $51.8 million, or 11.5%, to $503.3 million for the year ended December 31, 2015 from $451.5 million in 2014, primarily due to increased sales volume in 2015.

Gross profit decreased by $8.2 million, or 14.8%, to $47.1 million in 2015 from $55.3 million in 2014. $8.9 million of this decrease was due to higher warranty accruals due to various repair campaigns initiated during 2015 along with higher claims cost data utilized in estimating general warranty reserves in 2015. Additional causes of the decrease include: $3.6 million due to a pricing adjustment on certain motor home chassis enacted in 2015; $1.9 million due to production inefficiencies as a result of the relocation of certain Emergency Response Vehicles operations in 2015; $1.0 million due to impairment charges on certain long-lived assets recorded in 2015; and $0.8 million for an increase in charges related to the wind-down of our Spartan-Gimaex joint venture recorded in 2015. These decreases were partially offset by increases of $1.3 million due to a more favorable product mix in 2015, $6.4 million due to the higher overall sales volumes experienced in 2015 and a $0.3 million reduction in restructuring charges recorded in 2015.

Gross margin decreased by 230 basis points to 8.6% in 2015 from 10.9% in 2014. Higher warranty expense in 2015 accounted for 260 basis points of the decrease. Additional causes of the decrease include: 100 basis points due to competitive pricing adjustments enacted on certain motor home chassis; 50 basis points due to production inefficiencies resulting from the relocation of certain Emergency Response Vehicles operations in 2015; 30 basis points due to asset impairment charges recorded in 2015; and 20 basis points due to an increase in charges related to the wind-down of our Spartan-Gimaex joint venture recorded in 2015. These decreases were partially offset by increases of 180 basis points resulting from the higher overall sales volume in 2015, 40 basis points due to a more favorable product mix in 2015 and 10 basis points due to lower restructuring charges recorded in 2015.

Operating expenses for the year ended December 31, 2015 increased by $3.2 million, or 5.7%, to $59.6 million from $56.4 million in 2014. Research and development expense increased by $0.7 million in 2015, mainly due to additional resources devoted to product development projects in our Delivery and Service Vehicles segment. Selling, general and administrative expense increased by $1.5 million in 2015 compared to 2014. $1.2 million of this increase was due to impairment charges on certain long-lived assets of our Emergency Response Vehicles segment recorded in 2015, while an additional $1.0 million of the increase was due to a NHTSA penalty recorded in 2015. These increases were partially offset by a $0.7 million decrease resulting from additional earnout contingency recorded in 2014 that did not recur in 2015. We also recorded an additional $1.0 million of restructuring charges, related to our Emergency and Response Vehicles segment, in 2015 in excess of the amount recorded in 2014.

Income tax expense for the year ended December 31, 2015 increased by $7.0 million to expense of $4.9 million compared to a benefit of $2.1 million in 2014, mainly due to an increase in a deferred tax asset valuation allowance that was recorded in 2015. Our effective tax rate in 2015 was (38.7)% compared to 195.8% in 2014. Our effective tax rate in 2015 was heavily impacted by an increase in the valuation allowances for various deferred tax assets, while our effective tax rate in 2014 was heavily impacted by the reduction of valuation allowances related to state tax net operating loss carry forwards as a result of our subsidiary legal entity reorganization and adjustments to unrecognized tax benefits.

During the year ended December 31, 2015 we recorded an increase to our deferred tax asset valuation allowance of $5.1 million, representing the portion of our deferred tax assets, net of the deferred tax liabilities, that, based on an assessment of available positive and negative evidence, may not be realizable in future periods. We will continue to evaluate whether the valuation allowance is needed in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods to allow us to reach a conclusion that all or part of the valuation allowance could be reversed.

Net earnings (loss) for the year ended December 31, 2015 decreased by $18.5 million to a loss of $17.5 million compared to income of $1.0 million in 2014. Driving this decrease were the decreases of gross profit of $8.2 million and increases of $3.2 million in operating expense and $7.0 million in taxes discussed above.

Net loss attributable to non-controlling interest of $0.5 million in 2015 consists of the portion of the after-tax loss related to the Spartan-Gimaex joint venture that is attributable to our joint venture partner. This loss is mainly attributable to reserves recorded during 2015 to adjust certain inventory items to their fair market value at December 31, 2015.

Net earnings (loss) attributable to Spartan Motors, Inc. for the year ended December 31, 2015 decreased by $18.2 million to a loss of $17.0 million compared to earnings of $1.2 million in 2014. On a per share basis, net earnings (loss) decreased by $0.53 to a loss of $0.50 per share in 2015 from earnings of $0.03 per share in 2014, due to the factors discussed above.

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

Our Emergency Response Vehicles segment consists of the emergency response chassis and vehicle operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment.

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

Emergency Response Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$187,127	100.0%	$184,532	100.0%	$165,087	100.0%
Operating loss	$(24,776)	-13.2%	$(7,087)	-3.8%	$(7,664)	-4.6%
Segment assets	$76,030		$81,748		$80,540

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales in our Emergency Response Vehicles segment increased by $2.6 million, or 1.4%, from 2014 to 2015, mainly due to higher unit sales volumes. International sales accounted for 13.0% of revenue in our Emergency Response Vehicles segment in 2015. There were no significant changes in the pricing of the products in our Emergency Response Vehicles segment during 2015.

Operating loss in the segment increased by $17.7 million, or 249.3%, from 2014 to 2015. $7.2 million of the increase was due to higher warranty costs resulting from various repair campaigns and higher overall warranty accruals in 2015 due to claims experience. $5.0 million of this increase was due to an unfavorable product mix in 2015 compared to 2014, which included more orders with multiple identical units. $2.2 million of the decrease resulted from impairment charges on certain long-lived assets recorded in 2015, while $1.9 million was due to higher labor and overhead costs experienced in 2015 resulting from inefficiencies caused by production relocations. $0.7 million of the decrease was due to charges related to a NHTSA penalty imposed in 2015, while an additional $0.7 million was due to higher restructuring charges incurred in 2015.

Order backlog for our Emergency Response Vehicles segment decreased by $4.4 million or 2.7% to $156.3 million at December 31, 2015 compared to $160.7 million in 2014, resulting from a small decrease in the number of units on order at the end of 2015.

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

Order backlog for our Emergency Response Vehicles segment increased by $4.2 million or 2.7% to $160.7 million at December 31, 2014 compared to $156.5 million in 2013. This increase was the result of the mix of products ordered, as unit volume in our order backlog was flat year-over-year.

Delivery and Service Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$227,683	100.0%	$210,498	100.0%	$179,209	100.0%
Operating Income (loss)	$14,530	6.4%	$8,324	4.0%	$(3,942)	-2.2%
Segment assets	$70,491		$65,827		$78,654

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales in our Delivery and Service Vehicles segment increased by $17.2 million, or 8.2%, to $227.7 million in 2015 from $210.5 million in 2014. $12.4 million of the increase was due to higher parts and equipment up-fit revenue, while $4.8 million was due to a change in the mix of vehicle sales. International sales accounted for 3.5% of revenue in our Delivery and Service Vehicles segment in 2015.

Operating income increased by $6.2 million, or 74.7%, to $14.5 million in 2015 from $8.3 million in 2014, driven by a favorable sales mix in 2015 that included a higher proportion of parts and equipment up-fit sales.

Order backlog for our Delivery and Service Vehicles segment increased by $35.5 million, or 58.6%, to $96.1 million in 2015 compared to $60.6 million in 2014, driven by an increase in equipment up-fit orders.

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

Order backlog for our Delivery and Service Vehicles segment decreased by $12.5 million, or 17.1%, to $60.6 million in 2014 compared to $73.1 million in 2013, driven by a decrease in orders for walk-in vans. Our order backlog at December 31, 2014 included $12.4 million for chassis to be utilized in the production of certain walk-in vans. Revenue associated with these chassis was essentially equal to their cost.

Specialty Chassis and Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$135,604	100.0%	$111,734	100.0%	$125,242	100.0%
Operating Income	$5,960	4.4%	$7,426	6.6%	$10,030	8.0%
Segment assets	$24,032		$21,269		$24,399

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales in our Specialty Chassis and Vehicles segment increased by $23.9 million, or 21.4%, to $135.6 million in 2015 compared to $111.7 million in 2014. Sales of motor home chassis increased by $17.1 million, with a $25.8 million increase as a result of higher unit volume partially offset by decreases of $5.1 million due to an unfavorable product mix in 2015 and $3.6 million due to competitive pricing adjustments enacted in 2015. Sales of other specialty vehicles increased by $4.7 million mainly due to the completion of an order for defense vehicles in 2015, while sales of aftermarket parts and assemblies increased by $2.1 million.

Operating income decreased by $1.4 million, or 18.9%, to $6.0 million in 2015 compared to $7.4 million in 2014. $3.6 million of this decrease was due to the competitive pricing adjustments enacted in 2015, with an additional $1.9 million due to accruals related to warranty repair campaigns in 2015, $0.8 million due to higher selling, general and administrative expense, largely related to the increased sales levels, and $0.5 million related to a NHTSA fine incurred in 2015. These decreases were partially offset by a $5.4 million increase related to the higher unit sales volumes in 2015.

Order backlog for our Specialty Chassis and Vehicles segment decreased by $4.0 million, or 17.9%, to $18.4 million at December 31, 2015 compared to $22.4 million at December 31, 2014, driven by a decrease in orders on hand for motor home chassis, largely as a result of timing.

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

2015

Sales in the fourth quarter of 2015 increased by $4.0 million, or 2.9%, to $140.6 million from our third quarter sales of $136.6 million. $11.5 million of this increase was due to higher sales in our Delivery and Service Vehicles segment, primarily driven by an increase in walk-in van unit volume. Also contributing was a $0.6 million increase in sales of other specialty chassis in the fourth quarter due to higher unit volume. This increase was partially offset by decreases of $4.5 million in motor home chassis sales due to lower unit volume, $2.1 million in parts sales and $1.3 million in emergency response vehicles sales as a result of lower unit volume.

Gross profit in the fourth quarter decreased by $7.5 million, or 58.6%, to $5.3 million compared to $12.8 million in the third quarter, mainly due to additional warranty liabilities recorded in the fourth quarter related to various repair campaigns and higher claims experience.

Net loss attributable to Spartan Motors, Inc. in the fourth quarter increased by $3.7 million, or 63.8%, to $9.5 million compared to $5.8 million in the third quarter. $7.5 million of this increase was due to the reduced gross profit in the fourth quarter, $1.0 million was due to higher research and development expense driven by an increase in project testing activity in the fourth quarter and a $1.0 million was due to increased general and administrative expense, primarily due to post-employment benefits and recruiting costs incurred in the fourth quarter. These decreases were partially offset by a $5.3 million decrease in taxes on income resulting from the deferred tax asset valuation allowance recorded in the third quarter and $0.5 million net loss attributable to non-controlling interest in the fourth quarter.

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

Net earnings decreased by $3.6 million to a net loss of $3.0 million in the fourth quarter from net income of $0.6 million in the third quarter, mainly due to an impairment charge related to goodwill in our Emergency Response Vehicles segment recorded in the fourth quarter.

Financial Condition

Balance sheet at December 31, 2015 compared to December 31, 2014

Cash increased by $4.1 million, or 14.3%, to $32.7 million at December 31, 2015 from $28.6 million at December 31, 2014, due to operating activities that provided $12.9 million, more than offsetting the $8.8 million utilized through financing and investing activities. See the discussion on cash flows below for more information on the sources and uses of our cash.

Accounts receivable increased by $8.2 million, or 16.9%, to $56.6 million at December 31, 2015 from $48.4 million at December 31, 2014. Our receivable days sales outstanding increased to 41 days sales at December 31, 2015 from 39 days at December 31, 2014 mainly due to the timing of revenue, with higher shipment of completed units in December 2015 compared to the previous year.

Inventory decreased by $10.6 million, or 14.9%, to $60.6 million at December 31, 2015 from $71.2 million at December 31, 2014, mainly due to completion and shipment of vehicles in the first quarter of 2015 that were in work in process inventory at December 31, 2014.

Deferred income tax assets decreased by $4.6 million, or 59.0%, to $3.2 million at December 31, 2015 from $7.8 million at December 31, 2014. During 2015, we recorded a $5.1 million adjustment to the valuation allowance largely as a result of our net loss position for 2015.

Accounts payable increased by $4.5 million, or 19.7%, to $27.3 million at December 31, 2015 from $22.8 million at December 31, 2014, mainly due to increased sales volume which resulted in increased purchases to support production.

Accrued warranty increased by $7.4 million, or 80.4%, to $16.6 million at December 31, 2015 from $9.2 million at December 31, 2014, mainly due to additional accruals of $7.1 million for various repair campaigns in 2015, along with increases in the general reserves due to claims experience.

Deposits from customers increased by $1.6 million, or 13.9%, to $13.1 million at December 31, 2015 from $11.5 million at December 31, 2014, due to more customers electing to make deposits on orders in 2015. We receive deposits on orders at the option of our customers. Consequently, the amount of deposits on hand will vary from time to time.

Other current liabilities and accrued expenses decreased by $2.7 million, or 41.0%, to $3.9 million at December 31, 2015 from $6.6 million at December 31, 2014 mainly due to the payment of $1.5 million for the contingent liability for our purchase of Utilimaster that was accrued in 2014 along with reductions in restructuring accruals during the year.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities	$12,900	$6,506	$13,046
Investing activities	(4,687)	(2,815)	(846)
Financing activities	(4,082)	(5,828)	(3,241)
Net increase (decrease) in cash and cash equivalents	$4,131	$(2,137)	$8,959

During 2015, cash and cash equivalents increased by $4.1 million to a balance of $32.7 million as of December 31, 2015. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $12.9 million of cash from operating activities during the year ended December 31, 2015. Cash was generated primarily through non-cash expenses of $31.4 million, which offset our net loss of $17.5 million. Changes in working capital requirements, including accounts receivable, inventories, income taxes receivable, accounts payable and deposits from customers resulted in the use of $1.0 million of cash.

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

In 2016 we expect to incur non-recurring cash outlays of $13 million to $14 million. This estimate includes expenditures for the replacement and upgrade of machinery and equipment used in operations along with approximately $6 million to expand certain production facilities.

Cash Flow from Investing Activities

We used $4.7 million of cash for investing activities during the year ended December 31, 2015, mainly for the purchase of property, plant and equipment used in our operations.

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

Cash Flow from Financing Activities

Cash used in financing activities of $4.1 million during the year ended December 31, 2015 consisted primarily of funds used to pay cash dividends during the year.

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

Restructuring Activities

During the years ended December 31, 2015 and 2014, we incurred $2.9 million and $2.2 million of restructuring charges within our Emergency Response Vehicles segment related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

We recorded no restructuring charges during the year ended December 31, 2013.

See Note 3, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

 Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2015	2014	2013

Current assets	$158,301	$161,251	$170,727
Current liabilities	72,373	60,620	70,152
Working capital	$85,928	$100,631	$100,575

Working capital decreased from December 31, 2014 to December 31, 2015, driven by changes in cash, accounts receivable, inventory, accounts payable, accrued warranty and deposits from customers as described above.

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

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In the fourth quarter of 2015, we accrued charges totaling $1.0 million to write down certain inventory items associated with this joint venture to their estimated fair values. Costs associated with the wind-down will be impacted by the final dissolution agreement. The costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our results.

National Highway Traffic Safety Administration (“NHTSA”) penalty

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement, we will pay a fine of $1.0 million in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach, and recalls to remedy potential safety defects in certain of our chassis. The following table presents the charges recorded in the Condensed Consolidated Statement of Operations during the year ended December 31, 2015 as a result of this agreement (in thousands):

Cost of products sold	$1,269
Selling, general and administrative	1,000
$2,269

Contingent Obligations

In connection with the acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million, which became due through the first quarter of 2015. Through the first quarter of 2015, we made earn-out payments totaling $6.6 million, including $4.6 million made as the result of sales that exceeded targeted levels and $2.0 million as the result of meeting targeted sales levels for the ReachTM commercial van. No further payments are required under this contingent obligation. See Note 9, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. In addition, commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. We had no drawings against this credit line as of December 31, 2015 or 2014. During the year ended December 31, 2015, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 9, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about Utilimaster’s chassis bailment inventory agreements. The applicable borrowing rate including margin was 1.6775% (or one-month LIBOR plus 1.5%) at December 31, 2015.

At December 31, 2015 and 2014 we had $5.0 million of 5.46% Series B Senior Notes outstanding with Prudential Investment Management, Inc., with principal due December 1, 2016. We plan to fund the December 1, 2016 principal payment with borrowings available under our primary line of credit agreement pursuant to the Credit Agreement described above. Accordingly, this debt is classified as long-term at December 31, 2015.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At December 31, 2015 and 2014, we had outstanding letters of credit totaling $1,337 and $4,742 related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit at December 31, 2015 is mainly due to the expiration of performance bonds issued for orders that were fulfilled in the first quarter of 2015.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $36.5 million and $38.6 million at December 31, 2015 and 2014. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2015, we were in compliance with all debt covenants, and, based on our outlook for 2016, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million and $0.3 million as of December 31, 2015 and 2014, due and payable over the next five years.

Equity Securities

On October 19, 2011, the Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. Repurchase of common stock is based on management’s assessment of market conditions. During the second and third quarters of 2014, we repurchased a total of 382,000 shares of our common stock, leaving 618,000 shares available to be purchased under this repurchase program. No shares were repurchased in 2015. If we were to repurchase the remaining 618,000 shares of stock under the repurchase program, it would cost us $2.2 million based on the closing price of our stock on February 26, 2016. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

On October 26, 2015, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 17, 2015 to shareholders of record on November 12, 2015.

On May 8, 2015, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 25, 2015 to shareholders of record on May 21, 2015. The total amount of dividends paid in 2015 was $3.4 million.

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

On October 24, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 19, 2013 to shareholders of record on November 14, 2013.

On May 8, 2013 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 27, 2013 to shareholders of record on May 23, 2013. The total amount of dividends paid in 2013 was $3.4 million.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below. The weighted average interest rate for long term debt as of December 31, 2015 was 5.46%.

	Payments Due by Period (in thousands)
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Long-term debt (1)	$5,250	$5,250	$-	$-	$-
Capital leases	205	72	105	28	-
Operating leases	8,632	1,942	3,205	2,321	1,164
Purchase obligations	35,624	35,624	-	-	-

Total contractual obligations	$49,711	$42,888	$3,310	$2,349	$1,164

(1)

Long term debt includes estimated interest payments; interest payments on related variable rate debt were calculated using the effective interest rate at December 31, 2015.

We had $5,000 of private placement notes outstanding at December 31, 2015 and 2014 with Prudential Investment Management, Inc., with principal due December 1, 2016. We plan to fund the December 1, 2016 principal payment with borrowings available under our primary line of credit agreement with Wells Fargo Bank and JPMorgan Chase Bank. Accordingly, this debt is classified as long-term at December 31, 2015.

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

Revenue Recognition

We recognize revenue in accordance with authoritative guidelines, including those of the Securities and Exchange Commission (“SEC”). Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. On certain customer requested bill and hold transactions, revenue recognition occurs after the customer has been notified that the products have been completed according to the customer specifications, have passed all of our quality control inspections, and are ready for delivery. All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. The collectability of any related receivable is reasonably assured before revenue is recognized.

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

At December 31, 2015 and 2014, all of our goodwill relates to our Delivery and Service Vehicles reportable segment. This reportable segment was also determined to be a reporting unit for goodwill impairment testing. We first assess qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we are not required to calculate the fair value of a reporting unit. We have the option to bypass this qualitative assessment and proceed to the first step of a two-step goodwill impairment assessment. If we elect to bypass the qualitative assessment, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of December 31, 2015, consisted of our Utilimaster trade name, by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade name, we consider current and projected future levels of revenue based on our plans for Utilimaster, business trends, prospects and market and economic conditions.

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

In 2015, we elected to bypass the qualitative assessment and proceed to the first step of the two-step goodwill impairment assessment for our Delivery and Service Vehicles reporting unit. The estimated fair value of this reporting unit exceeded its carrying value by 55% as of October 1, 2015, the most recent annual assessment date. Based on the discounted cash flow valuation at October 1, 2015, an increase in the WACC for the Utilimaster reporting unit of 200 basis points would not result in impairment.

Our 2013 annual goodwill impairment test indicated that the goodwill that had been recorded for our Emergency Response Vehicles reporting unit was fully impaired. We determined that the carrying cost of the reporting unit exceeded its fair value, requiring us to compare the carrying cost of the goodwill to its implied fair value, which resulted in a non-cash impairment charge of $4.9 million being recorded during the fourth quarter of 2013. While we believe that the future profitability of our Emergency Response Vehicles reporting unit is likely, the impairment reflected our failure to reverse the ongoing operating losses of the reporting unit over the prior three years, and the inability to definitively demonstrate the reporting unit’s ability to generate sufficient cash flow, on a discounted basis, to cover the carrying cost of its assets. The assumptions used to estimate the fair value of the Emergency Response Vehicles reporting unit in 2013 reflected our outlook for the reporting unit, which was revised as a result of the failure to meet forecasts. This revised outlook reflected lowered expectations for future growth in revenue and operating income than the estimates used in the 2012 goodwill impairment analysis for this reporting unit.

The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute to our cash flows indefinitely. The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $2.9 million by 393% as of October 1, 2015. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuations at October 1, 2015, an increase in the WACC used for this impairment analysis of 200 basis points would not result in impairment in the trade name.

At December 31, 2014, our indefinite lived intangible assets included the Classic Fire trade name. During the quarter ended September 30, 2015, we determined that, based on updated sales forecasts for our Classic line of emergency response vehicles, it was more likely than not that our Classic Fire trade name intangible asset was impaired. Accordingly, we conducted an impairment test by comparing the discounted future cash flows expected to result from our ownership of the trade name with its carrying cost at September 30, 2015. The result of this analysis showed that the carrying cost of the Classic Fire trade name, which was recorded as an asset of our Emergency Response Vehicles segment exceeded its fair value. Accordingly, an impairment charge of $0.6 million was recorded during the three months ended September 30, 2015 to reduce the carrying cost of the trade name to its estimated fair value.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2015, we had $5.0 million of debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(1) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 9, 2016

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 and our report dated March 9, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 9, 2016

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$32,701	$28,570
Accounts receivable, less allowance of $130 and $144	56,617	48,362
Inventories	60,558	71,163
Deferred income tax assets	3,164	7,799
Income taxes receivable	1,755	1,696
Other current assets	3,506	3,661
Total current assets	158,301	161,251

Property, plant and equipment, net	47,320	50,417
Goodwill	15,961	15,961
Intangible assets, net	7,093	8,958
Other assets	1,996	2,226
TOTAL ASSETS	$230,671	$238,813

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,318	$22,762
Accrued warranty	16,610	9,237
Accrued customer rebates	2,681	2,166
Accrued compensation and related taxes	8,684	8,226
Deposits from customers	13,095	11,524
Other current liabilities and accrued expenses	3,922	6,646
Current portion of long-term debt	63	59
Total current liabilities	72,373	60,620

Other non-current liabilities	2,163	2,365
Long-term debt, less current portion	5,124	5,202
Deferred income tax liabilities	2,520	2,008

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,271 and 34,094 outstanding	343	341
Additional paid in capital	76,472	75,695
Retained earnings	72,326	92,724
Total Spartan Motors, Inc. shareholders’ equity	149,141	168,760
Non-controlling interest	(650)	(142)
Total shareholders' equity	148,491	168,618
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$230,671	$238,813

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013

Sales	$550,414	$506,764	$469,538
Cost of products sold	502,783	450,702	424,312
Restructuring charges	519	808	-
Gross profit	47,112	55,254	45,226

Operating expenses:
Research and development	4,560	3,851	3,074
Selling, general and administrative	52,695	51,205	45,496
Goodwill impairment	-	-	4,854
Restructuring charges	2,336	1,349	-
Total operating expenses	59,591	56,405	53,424

Operating loss	(12,479)	(1,151)	(8,198)

Other income (expense):
Interest expense	(365)	(341)	(311)
Interest and other income	244	418	659
Total other income (expense)	(121)	77	348

Loss before taxes	(12,600)	(1,074)	(7,850)

Taxes	4,880	(2,103)	(1,881)

Net earnings (loss)	(17,480)	1,029	(5,969)

Less: net earnings (loss) attributable to non-controlling interest	(508)	(144)	2

Net earnings (loss) attributable to Spartan Motors, Inc.	$(16,972)	$1,173	$(5,971)

Basic net earnings (loss) per share	$(0.50)	$0.03	$(0.18)

Diluted net earnings (loss) per share	$(0.50)	$0.03	$(0.18)

Basic weighted average common shares outstanding	33,826	34,251	33,550

Diluted weighted average common shares outstanding	33,826	34,256	33,550

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2015, 2014 and 2013

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2012	33,862	$339	$72,873	$105,517	$-	$178,729

Issuance of common stock and the tax impact of stock incentive plan transactions	217	2	579	-	-	581

Dividends declared ($0.10 per share)	-	-	-	(3,414)	-	(3,414)

Issuance of restricted stock, net of cancellation	131	1	(1)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,624	-	-	1,624

Net earnings (loss)	-	-	-	(5,971)	2	(5,969)

Balance at December 31, 2013	34,210	342	75,075	96,132	2	171,551

Issuance of common stock and the tax impact of stock incentive plan transactions	25	-	(159)	-	-	(159)

Dividends declared ($0.10 per share)	-	-	-	(3,427)	-	(3,427)

Purchase and retirement of common stock	(382)	(3)	(843)	(1,154)	-	(2,000)

Issuance of restricted stock, net of cancellation	241	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,624	-	-	1,624

Net earnings (loss)	-	-	-	1,173	(144)	1,029

Balance at December 31, 2014	34,094	341	75,695	92,724	(142)	168,618

Issuance of common stock and the tax impact of stock incentive plan transactions	13	-	(419)	-	-	(419)

Dividends declared ($0.10 per share)	-	-	-	(3,426)	-	(3,426)

Issuance of restricted stock, net of cancellation	164	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,198	-	-	1,198

Net loss	-	-	-	(16,972)	(508)	(17,480)

Balance at December 31, 2015	34,271	$343	$76,472	$72,326	$(650)	$148,491

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net earnings (loss)	$(17,480)	$1,029	$(5,969)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	7,437	8,378	9,238
(Gain) loss on disposal of assets	(24)	(191)	255
Impairment of assets	2,234	-	-
Goodwill impairment	-	-	4,854
Accruals for warranty	15,388	6,533	5,911
Expense from changes in fair value of contingent consideration	-	742	21
Tax benefit related to stock incentive plan transactions	44	100	118
Deferred income taxes	5,147	(2,265)	(1,690)
Stock based compensation related to stock awards	1,198	1,624	1,624
Decrease (increase) in operating assets:
Accounts receivable	(8,255)	(802)	(421)
Inventories	10,605	10,256	(13,828)
Income taxes receivable	(59)	(55)	1,758
Other assets	155	(1,370)	1,236
Increase (decrease) in operating liabilities:
Accounts payable	4,556	(7,763)	7,525
Cash paid for warranty repairs	(8,015)	(4,875)	(4,394)
Accrued customer rebates	515	(24)	(109)
Accrued compensation and related taxes	458	1,786	(1,308)
Deposits from customers	1,571	(6,482)	11,620
Contingent consideration on acquisitions	(1,338)	(86)	(2,260)
Other current liabilities and accrued expenses	(1,222)	59	48
Taxes on income	(15)	(88)	(1,183)
Total adjustments	30,380	5,477	19,015
Net cash provided by operating activities	12,900	6,506	13,046

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,895)	(3,463)	(3,526)
Proceeds from sale of property, plant and equipment	208	648	180
Proceeds from notes receivable	-	-	2,500
Net cash used in investing activities	(4,687)	(2,815)	(846)

Cash flows from financing activities:
Borrowings under credit facilities	15,244	2,191	-
Payments on credit facilities	(15,244)	(2,191)	-
Proceeds from long-term debt	-	-	138
Payments on long-term debt	(75)	(80)	(86)
Payment of contingent consideration on acquisitions	(162)	(162)	(460)
Purchase and retirement of common stock	-	(2,000)	-
Net cash provided from (used in) the exercise, vesting or cancellation of stock incentive awards	(375)	(59)	699
Cash paid related to tax impact of stock incentive plan transactions	(44)	(100)	(118)
Payment of dividends	(3,426)	(3,427)	(3,414)
Net cash used in financing activities	(4,082)	(5,828)	(3,241)

Net increase (decrease) in cash and cash equivalents	4,131	(2,137)	8,959
Cash and cash equivalents at beginning of year	28,570	30,707	21,748
Cash and cash equivalents at end of year	$32,701	$28,570	$30,707

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

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol and Wakarusa, Indiana. Spartan USA was formerly known as Crimson Fire, Inc.

We recently completed a corporate reorganization. On July 1, 2015, our former Spartan Motors Chassis, Inc. subsidiary (which operated our Charlotte, Michigan location) and our former Crimson Fire Aerials, Inc. subsidiary (which operated our Ephrata, Pennsylvania location) were merged into Spartan USA. On January 1, 2016, our former Utilimaster Corporation subsidiary (which operated our Bristol and Wakarusa, Indiana locations) was also merged into Spartan USA. These transactions were completed to consolidate our U.S. operations into a single subsidiary and to simplify our corporate structure.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and services under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol and Wakarusa, Indiana locations manufacture delivery and service vehicles and supply related aftermarket parts and services under the Utilimaster brand name. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Spartan USA. All intercompany transactions have been eliminated.

Non-Controlling Interest

At December 31, 2015, Spartan USA held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, Spartan USA was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc., within the Emergency Response Vehicles segment.

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

Revenue Recognition. We recognize revenue in accordance with Accounting Standards Codification Topic (“ASC”) 605. Accordingly, revenue is recognized when title to the product and risk of ownership passes to the buyer. In certain instances, risk of ownership and title passes when the product has been completed in accordance with purchase order specifications and has been tendered for delivery to the customer. On certain customer requested bill and hold transactions, revenue recognition occurs prior to the products being delivered to the buyer. We enter into such transactions when there is a valid business reason and the buyer has committed to the purchase. At the time revenue is recognized, the customer has been notified that the products have been completed according to their specifications, the products have passed all of our quality control inspections and are ready for delivery and the customer has accepted all of the risks of ownership. All sales are shown net of returns, discounts and sales incentive programs, which historically have not been significant. Rebates for certain product sales, which are known and accrued at time of sale, are reflected as a reduction of revenue. Service revenue is immaterial at less than one percent of total sales. The collectability of any related receivable is reasonably assured before revenue is recognized.

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

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Assets held-for-sale are recorded at the lower of historical depreciated cost or the estimated fair value less costs to sell. See Note 5, Property Plant and Equipment for further information on our property and equipment.

Related Party Transactions. We purchase certain components used in the manufacture of our products from parties that could be considered related to us because one or more of our executive officers or board members is also an executive officer or board member of the related party. These purchases, which are completed in the normal course of business and are subject to a competitive bidding process, aggregate to an immaterial amount of our Cost of products sold.

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

We evaluate the recoverability of our indefinite lived intangible asset, which consists of our Utilimaster trade name, based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade name, we consider current and projected future levels of revenue based on our plans for Utilimaster, business trends, prospects and market and economic conditions.

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

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on our Consolidated Statements of Operations. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 9, Commitments and Contingent Liabilities, for further information regarding warranties.

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

Earnings (Loss) Per Share. Basic earnings per share is based on the weighted average number of common shares, share equivalents of stock appreciation rights (“SAR”s) and participating securities outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock options and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period, including the average dilutive effect of our SARs outstanding during the period determined using the treasury stock method. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of our stock options outstanding during the period. Our unvested stock awards are included in the number of shares outstanding for both basic and diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for both basic and diluted earnings per share calculations. See Note 14, Earnings Per Share, for further details.

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

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2015 and 2014 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications. Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations in order to more consistently align the results of our individual business units. Expenses of $7,825 and $7,837 for 2014 and 2013 have been reclassified accordingly. Certain other immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss), Total assets, Total shareholders’ equity or cash flows.

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

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $374, $327 and $311 for 2015, 2014 and 2013. Cash paid (received) for income taxes, net of refunds, was $(18), $1,168 and $370 for 2015, 2014 and 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

New Accounting Standards

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires net deferred tax assets and liabilities to be classified as non-current on the Consolidated Balance Sheets. Prior to adoption of the new standard, net deferred tax assets and liabilities were presented separately as current and non-current on the Consolidated Balance Sheets. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2015-17 on our consolidated financial statements.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. While we are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard, we do not believe that our adoption of ASU 2014-09 will have a material impact on our consolidated financial statements. On August 12, 2015, FASB delayed the effective date to give companies an extra year to implement the standard. The standard will be effective in 2018, but companies will have the option of adopting it as of the original 2017 effective date.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2015	2014

Finished goods	$16,812	$17,376
Work in process	11,691	16,303
Raw materials and purchased components	35,285	41,072
Reserve for slow-moving inventory	(3,230)	(3,588)

Total Inventory	$60,558	$71,163

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $2,857 and $8,718 at December 31, 2015 and 2014. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Consolidated Statements of Operations.

NOTE 3 – RESTRUCTURING CHARGES

During each of 2015 and 2014, we incurred restructuring charges related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

There were no restructuring charges recorded during the year ended December 31, 2013.

The following table provides a summary of the compensation related charges incurred through December 31, 2015 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses.

Severance
Balance January 1, 2013	$630
Accrual for severance	-
Payments made in period	630
Balance December 31, 2013	-
Accrual for severance	165
Payments made in period	-
Balance December 31, 2014	165
Accrual for severance	-
Payments made in period	165
Balance December 31, 2015	$-

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations for the year ended December 31, 2015 and 2014, which were all related to our Emergency Response Vehicles segment, are as follows:

	December 31, 2015	December 31, 2014
Cost of products sold
Inventory impairment	$345	$584
Relocation/retention costs	-	93
Production relocation	174	-
Accrual for severance	-	131
Total cost of products sold	519	808

General and Administrative
Manufacturing process reengineering	2,336	1,017
Relocation/retention costs		298
Accrual for severance		34
Total general and administrative	2,336	1,349
Total restructuring	$2,855	$2,157

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

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

At December 31, 2015 and 2014, we had recorded goodwill at our Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. The goodwill recorded in the Delivery and Service Vehicles reporting unit was evaluated for impairment as of October 1, 2015 using a discounted cash flow valuation.

The estimated fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying value by approximately 55% in 2015, indicating that the goodwill was not impaired. Based on the discounted cash flow valuation at October 1, 2015, an increase in the weighted average cost of capital (“WACC”) used for the Delivery and Service Vehicles reporting unit of 300 basis points would not result in impairment. As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

Our 2012 goodwill impairment test for the Emergency Response Vehicles reporting unit indicated no impairment. Our 2013 impairment test for the goodwill recorded under our Emergency Response Vehicles reporting unit, as of October 1, 2013, indicated that the reporting unit’s carrying cost exceeded its estimated fair value. As a result, we were required to compare the carrying value of this goodwill to its implied fair value, resulting in a non-cash impairment charge of $4,854 being recorded during the quarter ended December 31, 2013. This impairment reflected our failure to reverse the ongoing operating losses of this reporting unit over the previous three years, and the inability to definitively demonstrate the reporting unit’s ability to generate sufficient cash flow, on a discounted basis, to cover the carrying cost of its assets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Our goodwill by reportable segment is as follows:

	Emergency Response Vehicles December 31,		Delivery and Service Vehicles December 31,		Total December 31,
	2015	2014	2015	2014	2015	2014
Goodwill, beginning of year	$-	$-	$15,961	$15,961	$15,961	$15,961

Impairment losses during the year	-	-	-	-	-	-
Goodwill, end of year	$-	$-	$15,961	$15,961	$15,961	$15,961

Acquired goodwill	$4,854	$4,854	$15,961	$15,961	$20,815	$20,815
Accumulated impairment	(4,854)	(4,854)	-	-	(4,854)	(4,854)
Goodwill, net	$-	$-	$15,961	$15,961	$15,961	$15,961

Delivery and Service Vehicles segment intangible assets

At December 31, 2015, we had other intangible assets associated with our Delivery and Service Vehicles segment, including customer and dealer relationships, non-compete agreements, an acquired product development project and a trade name. The non-compete agreement, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated of after-tax operating income generated, or on a straight-line basis. Our Utilimaster trade name has an indefinite life, and is not amortized. We test our trade name for impairment at least annually, and test other intangible assets for impairment if impairment indicators are present.

We tested our Utilimaster trade name for impairment, as of October 1, 2015 and 2014, by estimating the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. The estimated fair value of our Utilimaster trade name at October 1, 2015 exceeded its carrying cost by 393%. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuation at October 1, 2015, an increase in the WACC used for this impairment analysis of 300 basis points would not result in impairment of the trade name.

Emergency Response Vehicles segment intangible assets

During the three months ended September 30, 2015, we determined that, based on updated sales forecasts for our Classic line of emergency response vehicles, it is more likely than not that our Classic Fire trade name intangible asset was impaired. Accordingly, we conducted an impairment test by comparing the discounted future cash flows expected to result from our ownership of the trade name with its carrying cost at September 30, 2015. The result of this analysis showed that the carrying cost of the Classic Fire trade name exceeded its fair value.

During the three months ended September 30, 2015, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of September 30, 2015 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, which resulted in a determination that the asset group was impaired.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We estimated the fair value of the intangible assets of this asset group by determining the discounted cash flows associated with benefits that we will receive or expenses we will avoid as a result of our ownership of these intangible assets. Impairment charges recorded within General and administrative in the Condensed Consolidated Statement of Operations to adjust the carrying cost of these long-lived intangible assets to their estimated fair value at September 30, 2015 are as follows:

Asset Description	Impairment Charge
Customer relationships	$224
Non-patented technology	209
Classic Fire trade name	560
Total General and administrative	$993

We considered the 2014 operating loss and the 2013 goodwill impairment recorded in our Emergency Response Vehicles reporting unit to be impairment indicators for the intangible assets subject to amortization, and other long-lived assets, of the reporting unit. During the fourth quarters of 2014 and 2013, we conducted impairment analyses on these assets and found that the carrying cost of these assets was recoverable, and, accordingly, determined that at that time the assets were not impaired.

The following table provides information regarding our other intangible assets:

	As of December 31, 2015			As of December 31, 2014

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$2,986	$3,184	$6,760	$2,924	$3,836
Acquired product development project	1,860	821	1,039	1,860	475	1,385
Unpatented technology	-	-	-	380	143	237
Non-compete agreements	400	400	-	520	450	70
Backlog	320	320	-	320	320	-
Trade Names	2,870	-	2,870	3,430	-	3,430
	$11,620	$4,527	$7,093	$13,270	$4,312	$8,958

We recorded $872, $1,136 and $958 of intangible asset amortization expense during 2015, 2014 and 2013.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2016	$707
2017	683
2018	666
2019	299
2020	273
Thereafter	1,595
Total	$4,223

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2015	2014

Land and improvements	$5,538	$4,892
Buildings and improvements	59,371	59,621
Plant machinery and equipment	35,395	34,449
Furniture and fixtures	15,897	16,273
Vehicles	2,949	3,008
Construction in process	5,566	4,223
Subtotal	124,716	122,466
Less accumulated depreciation	(77,396)	(72,049)
Total property, plant and equipment, net	$47,320	$50,417

We recorded depreciation expense of $6,565, $7,242 and $8,280 during 2015, 2014 and 2013. There were no capitalized interest costs in 2015 or 2014.

Construction in progress includes $4,604 and $3,960 at December 31, 2015 and 2014 for the implementation of our ERP system, which has been delayed from its original targeted go-live dates of 2013 through 2015. Work continues on the system, which is now expected to go live in phases in 2017 and 2018.

We review our long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

When reviewing long-lived assets for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the three months ended September 30, 2015, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of September 30, 2015 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, resulting in a determination that the asset group was impaired.

We estimated the fair value of our tangible long-lived assets of this asset group based on assessments or recent sale prices of similar assets. Impairment charges recorded within Cost of goods sold and General and administrative in the Condensed Consolidated Statement of Operations to adjust the carrying cost of these long-lived tangible assets to their estimated fair value at September 30, 2015 are as follows:

Cost of goods sold
Machinery & Equipment	$1,013

General and administrative
Office & computer equipment	$228

NOTE 6 - LEASES

We lease certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements. Building leases generally provide that we pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2015, 2014 and 2013 was $2,876, $2,286 and $2,600.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payments
2016	$1,942
2017	1,755
2018	1,450
2019	1,238
2020	1,083
Thereafter	1,164

Total	$8,632

We lease certain office equipment, computer hardware and material handling equipment under capital lease agreements. Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $609 and $421, respectively, at December 31, 2015. Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2016	$72
2017	66
2018	39
2019	28
2020	-
Thereafter	-

Total lease obligations, including imputed interest	205

Less imputed interest charges	(18)

Total outstanding capital lease obligations	$187

NOTE 7 - TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2015	2014	2013
Current (credit):
Federal	$(520)	$269	$111
State	253	(107)	(302)
Total current	(267)	162	(191)
Deferred (credit):
Federal	3,994	(1,426)	(1,499)
State	1,153	(839)	(191)
Total deferred	5,147	(2,265)	(1,690)
TOTAL TAXES ON INCOME	$4,880	$(2,103)	$(1,881)

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We recorded a total current tax benefit at December 31, 2015 primarily as a result of the renewal of the federal research and development income tax credit in 2015 and the reduction in our reserve for unrecognized tax benefits for the year. The current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 12, Stock Based Compensation. These adjustments were an addition of $44, $100 and $118 in 2015, 2014 and 2013. The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.

The deferred income tax expense at December 31, 2015 represents a net write down of our deferred tax assets to their realizable value. We had increased our valuation allowance during 2015 as the analysis of the available evidence suggested that it was more likely than not that a substantial portion of these deferred tax assets are not realizable. A significant piece of objective negative evidence considered was the loss in the current year and the resulting cumulative loss incurred over the three-year period ending December 31, 2015.

The Protecting Americans from Tax Hikes Act of 2015 was signed into law December 18, 2015 and has permanently extended the federal research and development tax credit. The American Taxpayer Relief act of 2012 was signed into law in 2013 and renewed the federal research and development tax credit for calendar years 2013 and 2013. We reported the credit of $294 in our 2012 federal income tax return and therefore reported in our 2012 taxes on income.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2015		2014		2013
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$(4,284)	34.00%	$(365)	34.00%	$(2,669)	34.00%
Increase (decrease) in income taxes resulting from:
Deferred income tax adjustment	(156)	1.24	(275)	25.61	654	(8.33)
Non-deductible goodwill impairment	-	-	-	-	525	(6.69)
Non-deductible NHTSA penalty	340	(2.70)	-	-	-	-
Other nondeductible expenses	176	(1.39)	449	(41.80)	204	(2.60)
State tax expense, net of federal income tax benefit	(79)	0.63	(201)	18.72	7	(0.09)
Valuation allowance adjustment	9,472	(75.17)	(505)	47.02	(19)	0.24

Unrecognized tax benefit adjustment, settlement and expiration of statute	(172)	1.36	(765)	71.23	(400)	5.10
Federal research and development tax credit	(364)	2.89	(296)	27.56	(135)	1.72
Other	(53)	0.41	(145)	13.47	(48)	0.61
TOTAL	$4,880	(38.73)%	$(2,103)	195.81%	$(1,881)	23.96%

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2015	2014
Deferred income tax assets:
Warranty reserve	$6,286	$3,646
State net operating loss and federal and state credit carry-forwards, net of federal income tax benefit	4,278	3,948
Inventory costs and reserves	2,163	1,962
Compensation related accruals	1,030	874
Stock based compensation	626	1,051
Workers compensation accrual	257	337
Other	664	592
Total deferred tax assets	$15,304	$12,410

Deferred income tax liabilities:
Trade name	$(999)	$(1,095)
Depreciation	(551)	(1,306)
Prepaid insurance	(367)	(474)
Other intangible assets	(209)	(682)
Total deferred income tax liabilities	$(2,126)	$(3,557)

Net deferred income tax assets	$13,178	$8,853
Valuation allowance	(12,534)	(3,062)
Total deferred income tax assets	$644	$5,791

Consolidated balance sheet presentation:
Deferred income tax assets, current	$3,164	$7,799
Deferred income tax liabilities, non-current	(2,520)	(2,008)
Total deferred income tax assets	$644	$5,791

At December 31, 2015, we had net deferred income tax assets of $13,178, against which a valuation allowance of $12,534 has been recorded. The determination of this valuation allowance took into account our deferred tax liability for a trade name assigned an indefinite life for book purposes, also known as a “naked credit”, in the amount of $999 at December 31, 2015. This deferred tax liability was excluded from sources of future taxable income as the timing of its reversal cannot be predicted due to the indefinite life of the trade name. As such, this deferred tax liability cannot be used to offset the valuation allowance. However, we have also considered prudent and feasible tax planning strategies on certain appreciated property that may be entered into in the future. The remaining residual value of $644 represents that portion of our deferred income tax assets that we expect will be available to be carried back to previous periods to recover taxes paid.

At December 31, 2015 and 2014, we had state deferred income tax assets related to state tax net operating loss carry-forwards, of $1,678 and $1,151, which begin expiring in 2018. Also, as of December 31, 2015 and 2014, we had deferred income tax assets related to federal and state tax credit carry-forwards of $4,824 and $4,924, which begin expiring in 2019. Due to accumulated losses in several state jurisdictions, we had recorded valuation allowances against certain deferred income tax assets aggregating $4,278 and $3,062 at December 31, 2015 and 2014.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2015, 2014 and 2013 is as follows:

	2015	2014	2013
Balance at January 1,	$481	$833	$1,166
Increase (decrease) related to prior year tax positions	(73)	73	16
Increase related to current year tax positions	91	99	42
Settlement	(110)	-
Expiration of statute	(40)	(524)	(391)
Balance at December 31,	$349	$481	$833

As of December 31, 2015, we had an ending UTB balance of $349 along with $55 of interest and penalties, for a total of $404 recorded as a non-current liability based on the applicable statutes of limitations. The change in interest and penalties amounted to a decrease of $30 in 2015, a decrease of $198 in 2014, and an increase of $176 in 2013, which were reflected in Taxes on income within our Consolidated Statements of Operations.

As of December 31, 2015, we are no longer subject to examination by federal taxing authorities for 2012 and earlier years.

We also file tax returns in a number of states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given fiscal period could be impacted. However, we do not expect such impacts to be material to our financial statements. An unfavorable tax settlement would require use of our cash and could result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

NOTE 8 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year.

We had one customer classified as a major customer in 2015, 2014 and 2013 (Customer A), which was a customer of the Specialty Chassis and Vehicles segment. Information about our major customer is as follows:

	2015		2014		2013
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$78,759	$8,512	$57,093	$7,541	$65,144	$6,684

NOTE 9 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At December 31, 2015 and 2014, we had outstanding letters of credit totaling $1,337 and $4,742 related to certain emergency response vehicle contracts and our workers compensation insurance. The decrease in the outstanding letters of credit at December 31, 2015 is mainly due to the expiration of performance bonds issued for orders that were fulfilled in the first quarter of 2015.

At December 31, 2015, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our business. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In the fourth quarter of 2015, we accrued charges totaling $1.0 million to write down certain inventory items associated with this joint venture to their estimated fair values. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our results.

National Highway Traffic Safety Administration (“NHTSA”) penalty

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement we will pay a fine of $1,000 in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach, and recalls to remedy safety defects in certain of our chassis. The following table presents the charges recorded in the Condensed Consolidated Statement of Operations during the year ended December 31, 2015 as a result of this agreement:

Cost of products sold	$1,269
Selling, general and administrative	1,000
$2,269

Chassis Agreements

Our Delivery and Service Vehicles segment assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by our customers from the OEM and drop-shipped to our facilities. We are a bailee of most other chassis under converter pool agreements with the OEMs, as described below. Chassis possessed under converter pool agreements are invoiced to the customer by the OEM or its affiliated financial institution based upon the terms of the converter pool agreements. On an annual basis, we purchase and take title to an immaterial number of chassis that ultimately are recorded as sales and cost of sales. Converter pool chassis obtained from the OEMs are based upon estimated future requirements and, to a lesser extent, confirmed orders from customers. Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained at our production facility under the conditions that we will store such chassis, will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to us and, accordingly, we account for the chassis in our possession as bailed inventory belonging to the manufacturer.

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $3,795 and $3,043 outstanding on our revolving credit line at December 31, 2015 and 2014. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets. See Note 11 Debt, for further information on our revolving line of credit.

Warranty Related

We provide limited warranties against assembly/construction defects for periods generally ranging from two years to the life of the product. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles.

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

Changes in our warranty liability during the years ended December 31, 2015 and 2014 were as follows:

	2015	2014
Balance of accrued warranty at January 1	$9,237	$7,579
Warranties issued during the period	5,027	5,670
Cash settlements made during the period	(8,015)	(4,875)
Changes in liability for pre-existing warranties during the period, including expirations	10,361	863
Balance of accrued warranty at December 31	$16,610	$9,237

Changes in liability for pre-existing warranties during the period includes $7,100 for campaigns and recalls outside of our normal warranty programs and $2,600 for changes in the estimated liability for existing warranties resulting from newly available claim data.

Contingent Consideration

In connection with our acquisition of Utilimaster on November 30, 2009, we incurred contingent obligations in the form of certain performance-based earn-out payments, up to an aggregate maximum amount of $7.0 million, which became due through the first quarter of 2015. Through December 31, 2015, we made earn-out payments totaling $6.6 million, including $4.6 million made as the result of sales that exceeded targeted levels and $2.0 million as the result of meeting targeted sales levels for the ReachTM commercial van. No further payments are required under this contingent obligation.

During the years ended December 31, 2014 and 2013, we recorded additional expense reflecting changes in the present value of the contingent liability as detailed below:

Contingent Liability
Contingent liability fair value at January 1, 2013	$3,706
Expense from discount amortization	215
Expense from changes in estimated fair value of contingent payments (1)	(194)
Payments made	(2,720)
Contingent liability fair value at December 31, 2013	1,007
Expense from discount amortization	114
Credit from changes in estimated fair value of contingent payments (1)	628
Payments made	(249)
Contingent liability fair value at December 31, 2014	1,500
Expense from discount amortization	-
Expense from changes in estimated fair value of contingent payments	-
Payments made	(1,500)
Contingent liability fair value at December 31, 2015	$-

(1)

Represents adjustments to the contingent consideration liability based on expected or actual Utilimaster sales levels for 2013 and 2014, along with success in meeting the targeted sales levels for the Reach commercial van in 2013.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 10 - COMPENSATION INCENTIVE PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over 5 years and were $707, $625 and $604 in 2015, 2014 and 2013. These amounts are expensed as incurred.

The Spartan Motors, Inc. Incentive Compensation Plan encompasses a quarterly and an annual bonus program. The quarterly program covers certain of our full-time employees. The cash bonuses paid under the quarterly program are equal for all participants. Amounts expensed for the quarterly bonus were $1,898, $1,789 and $867 for 2015, 2014 and 2013.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on our achievement of pre-defined financial and operational objectives. Amounts expensed for the annual bonus were $1,789, $1,644 and $236 for 2015, 2014 and 2013.

NOTE 11 - DEBT

Long-term debt consists of the following:

	December 31, 2015	December 31, 2014
Note payable to Prudential Investment Management, Inc. Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$5,000	$5,000
Line of credit revolver (2):	--	--
Capital lease obligations (See Note 6 – Leases)	187	261
Total debt	5,187	5,261
Less current portion of long-term debt	(63)	(59)
Total long-term debt	$5,124	$5,202

The long-term debt due is as follows; $5,063 in 2016; $60 in 2017; $37 in 2018; $27 in 2019 and $0 thereafter.

(1)

We had $5,000 of private placement notes outstanding at December 31, 2015 and 2014 with Prudential Investment Management, Inc., with principal due December 1, 2016. We plan to fund the December 1, 2016 principal payment with borrowings available under our primary line of credit agreement with Wells Fargo Bank and JPMorgan Chase Bank. Accordingly, this debt is classified as long-term at December 31, 2015.

(2)

Our primary line of credit is a $70,000 unsecured revolving line with Wells Fargo Bank and JPMorgan Chase Bank, expiring on December 31, 2017, with an option to renew for two successive one year terms thereafter. Both lending institutions equally share this commitment. The terms of this credit agreement allow us to request an increase in the facility of up to $35,000 in the aggregate, subject to customary terms. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. We had no borrowings on this line at December 31, 2015 or 2014. GM and Chrysler have the ability to draw up to $10,000 against our primary line of credit in relation to chassis supplied to Utilimaster under chassis bailment inventory programs. See Note 9, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program. The applicable borrowing rate including margin was 1.6775% (or one-month LIBOR plus 1.25%) at December 31, 2015.

Under the terms of the primary line of credit agreement and the private shelf agreement, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $36,500 and $38,600 at December 31, 2015 and 2014. The agreements also prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At December 31, 2015 and 2014, we were in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 12 - STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 3,406,000. Total shares remaining available for stock incentive grants under these plans totaled 1,857,000 at December 31, 2015. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under our various stock incentive plans which include our Stock Incentive Plan of 2007 and Stock Incentive Plan of 2012. The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant. Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

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

Option activity for the year ended December 31, 2015 is as follows for all plans:

	Total Number of Options (000)	Weighted Average Exercise Price	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)

Options outstanding and exercisable at December 31, 2014	39	$4.57
Granted and vested	--	--
Exercised	--	--
Cancelled	(39)	4.57
Options outstanding and exercisable at December 31, 2015	--	--	--	--

No options were granted in 2015, 2014 or 2013, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The total intrinsic value of options exercised during years ended December 31, 2015, 2014 and 2013, were $0, $10 and $339.

SARs activity for the year ended December 31, 2015 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2014	289	$3.03
Granted and vested	-	-
Exercised	-	-
Cancelled	(68)	2.17
SARs outstanding and exercisable at December 31, 2015	221	3.30	-	1.5

No SARs were granted in 2015, 2014 or 2013, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The total intrinsic value of SARs exercised during the years ended December 31, 2015, 2014 and 2013 was $0, $0 and $4.

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

Restricted stock activity for the year ended December 31, 2015, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2014	439	$5.13
Granted	337	4.86
Vested	(300)	5.10
Forfeited	(97)	5.09
Non-vested shares outstanding at December 31, 2015	379	4.93	1.17

The weighted-average grant date fair value of non-vested shares granted was $4.86, $5.09 and $5.24 for the years ended December 31, 2015, 2014 and 2013.

During 2015, 2014 and 2013, we recorded compensation expense, net of cancellations, of $1,198, $1,624 and $1,624, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Operations related to restricted stock awards was $419, $568 and $568 for 2015, 2014 and 2013. For the years ended December 31, 2015, 2014 and 2013, restricted shares vested with a fair market value of $1,528, $1,785 and $1,397. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2015, we had unearned stock-based compensation of $1,303 associated with these restricted stock grants, which will be recognized over a weighted average of 1.17 years.

Employee Stock Purchase Plan. We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2015 and 2014, we received proceeds of $61 and $44 for the purchase of 16,000 and 9,000 shares under the ESPP.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 13 – SHAREHOLDERS EQUITY

On October 19, 2011, our Board of Directors authorized the repurchase of up to 1 million shares of our common stock. At December 31, 2015, there were 618,000 shares remaining in this repurchase authorization. The following table represents our purchases of our common stock during the year ended December 31, 2014 under this share purchase program. We did not repurchase any of our common stock during 2015.

	Average Purchase Price	Shares Purchased (000)	Purchase Value
April - June 2014	$5.07	197	$1,000
July - September 2014	$5.40	185	1,000
	$5.23	382	$2,000

NOTE 14 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2015, 2014 and 2013 (in thousands). The stock awards noted as antidilutive were not included in the diluted (in the case of stock options) or basic (in the case of unvested restricted stock awards) weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of our common stock increases.

	Year Ended December 31,
	2015	2014	2013
Basic weighted average common shares outstanding	33,826	34,251	33,550
Effect of dilutive stock options	-	5	-
Diluted weighted average common shares outstanding	33,826	34,256	33,550

Antidilutive stock awards:
Stock options	-	175	45
Unvested restricted stock awards	403	-	531

NOTE 15 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

The Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles.

The Delivery and Service Vehicles segment consists of our operations at our Bristol and Wakarusa, Indiana locations and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

The Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and assemblies.

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

Sales to customers outside the United States were $40,058, $55,919 and $33,150 for the years ended December 31, 2015, 2014 and 2013, or 7.3%, 11.0% and 7.1%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2015

	Segment
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$187,127	$-	$-	$-	$187,127
Delivery and service vehicles sales	-	193,772	-	-	193,772
Motor home chassis sales	-	-	103,264	-	103,264
Other specialty vehicles sales	-	-	13,849	-	13,849
Aftermarket parts and assemblies sales	-	33,911	18,491	-	52,402
Total sales	$187,127	$227,683	$135,604	$-	$550,414
Depreciation and amortization expense	$914	$3,631	$408	$2,487	$7,440
Operating income (loss)	(24,776)	14,530	5,960	(8,193)	(12,479)
Segment assets	76,030	70,491	24,032	60,118	230,671
Capital expenditures	1,010	1,323	859	1,704	4,895

Year Ended December 31, 2014

	Segment
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$184,532	$-	$-	$-	$184,532
Delivery and service vehicles sales	-	189,016	-	-	189,016
Motor home chassis sales	-	-	86,186	-	86,186
Other specialty vehicles sales	-	-	9,165	-	9,165
Aftermarket parts and assemblies sales	-	21,482	16,383	-	37,865
Total sales	$184,532	$210,498	$111,734	$-	$506,764
Depreciation and amortization expense	$1,030	$4,297	$669	$2,382	$8,378
Operating income (loss)	(7,087)	8,324	7,426	(9,814)	(1,151)
Segment assets	81,748	65,827	21,269	69,669	238,813
Capital expenditures	516	989	412	1,546	3,463

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2013

	Segment
	Emergency Response Vehicles	Delivery and Service Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$165,087	$-	$-	$-	$165,087
Delivery and service vehicles sales	-	156,401	-	-	156,401
Motor home chassis sales	-	-	90,008	-	90,008
Other specialty vehicles sales	-	-	10,678	-	10,678
Aftermarket parts and assemblies sales	-	22,808	24,556	-	47,364
Total sales	$165,087	$179,209	$125,242	$-	$469,538
Depreciation and amortization expense	$1,390	$3,781	$1,498	$2,569	$9,238
Operating income (loss)	(7,664)	(3,942)	10,030	(6,622)	(8,198)
Segment assets	80,540	78,654	24,399	69,689	253,282
Capital expenditures	312	1,964	209	1,041	3,526

NOTE 16 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2015 and 2014 is as follows (full year amounts may not sum due to rounding):

	2015 Quarter Ended				2014 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$128,372	$144,824	$136,572	$140,647	$127,959	$115,795	$144,239	$118,771

Gross profit	13,705	17,442	12,808	5,329	12,745	14,662	20,162	15,510

Restructuring charges	1,155	811	462	427	-	-	275	1,882

Net earnings (loss) attributable to Spartan Motors, Inc.	(2,880)	1,177	(5,818)	(9,450)	(2,140)	247	3,199	(133)

Basic net earnings (loss) per share	(0.09)	0.03	(0.17)	(0.28)	(0.06)	0.01	0.09	(0.00)

Diluted net earnings (loss) per share	(0.09)	0.03	(0.17)	(0.28)	(0.06)	0.01	0.09	(0.00)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2015. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of shareholders to be held on May 25, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 25, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 25, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2015.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	221,000	$8.87	1,801,000
Equity compensation plans not approved by security holders (2)	--	N/A	56,250
Total	221,000	$8.87	1,857,250

(1)

Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2012 (the “2012 Plan”), Spartan Motors, Inc. Stock Incentive Plan of 2007 (the “2007 Plan”), and the Spartan Motors, Inc. Stock Incentive Plan of 2005 (the “2005 Plan”).

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

(3)

Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. Furthermore, each of the 2012 Plan and the 2007 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2012 Plan (1,217,000 shares) and the 2007 Plan (584,000 shares) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in our definitive proxy statement for our annual meeting of shareholders to be held on May 25, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 25, 2016, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2015, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2015, 2014 and 2013

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2015

Consolidated Balance Sheets - December 31, 2015 and December 31, 2014

Consolidated Statements of Operations - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2015, 2014 and 2013

Consolidated Statements of Cash Flows - Years Ended December 31, 2015, 2014 and 2013

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

4.4

Rights Agreement dated July 7, 2007, between Spartan Motors, Inc. and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C. Previously filed as Exhibit 1 to the Company’s Form 8-A

(Commission File No. 001-33582) filed on July 10, 2007, and incorporated herein by reference.

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.10 and Exhibit 10.14 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1	Employment Letter Agreement dated October 23, 2015, between the Company and John W. Slawson.*

10.2

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Leadership Team Compensation Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.6

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

Exhibit Number	Document

10.7

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.8

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.9

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.10

Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated February 12, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference.

10.11

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.12

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.13

Consulting Agreement dated February 12, 2015 between the Company and John Sztykiel. Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.14

Amended and Restated Credit Agreement, dated December 31, 2014, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (Commission File No. 001-33582), and incorporated herein by reference.

Exhibit Number	Document

10.15	First Amendment to Credit Agreement, dated as of December 9, 2013, by and among the Company, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.

10.16

Second Amendment to Credit Agreement, dated as of June 24, 2014, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (Commission File No. 001-33582) and incorporated herein by reference.

10.17	Third Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.

10.18

Fourth Amendment to Credit Agreement, dated as of December 29, 2014, with Wells Fargo Bank, National Association (as administrative agent) and the lenders party thereto. Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (Commission File No. 001-33582), and incorporated herein by reference.

10.19

Employment Letter Agreement dated July 22, 2014, between Spartan Motors, Inc. and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.20

Employment Letter Agreement dated September 15, 2015, between Spartan Motors, Inc. and Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.21	Employment Letter Agreement Dated January 6, 2005 between Spartan Motors, Inc. and Arthur D. Ickes.*

10.22	Employment Letter Agreement dated October 30, 2008 between Spartan Motors, Inc. and Thomas T. Kivell.*

10.23	Employment Agreement dated May 7, 2009, between Utilimaster Holdings, Inc. and John A. Forbes.*

10.24	Employment Letter Agreement dated December 23, 2014 between Spartan Motors, Inc. and Steve Guillaume.*

10.25	Employment Letter Agreement dated May 11, 2015 between Spartan Motors, Inc. and Steve Guillaume.*

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

Exhibit Number	Document

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

SPARTAN MOTORS, INC.

March 9, 2016	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 9, 2016	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 9, 2016	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

March 9, 2016	By	* /s/ Frederick J. Sohm
Richard R. Current, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
Richard F. Dauch, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
Ronald Harbour, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
Kenneth Kaczmarek, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
Andrew Rooke, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
Hugh W. Sloan, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
James A. Sharman, Director

March 9, 2016	By	* /s/ Frederick J. Sohm
James C. Orchard, Director

March 9, 2016	* By	/s/ Frederick J. Sohm
Frederick J. Sohm Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2015:

Allowance for doubtful accounts	$144	$12	$-	$(26)	$130

Reserve for slow-moving inventory	3,588	3,973	-	(4,331)	3,230

Accrued warranty	9,237	15,388	-	(8,015)	16,610

Valuation allowance for deferred tax assets	3,062	9,472	-	-	12,534

Year ended December 31, 2014:

Allowance for doubtful accounts	$769	$71	$-	$(696)	$144

Reserve for slow-moving inventory	2,295	5,343	-	(4,050)	3,588

Accrued warranty	7,579	6,533	-	(4,875)	9,237

Valuation allowance for deferred tax assets	3,567	-	-	(505)	3,062

Year ended December 31, 2013:

Allowance for doubtful accounts	$1,021	$15	$-	$(267)	$769

Reserve for slow-moving inventory	3,056	2,645	-	(3,406)	2,295

Accrued warranty	6,062	5,911	-	(4,394)	7,579

Valuation allowance for deferred tax assets	3,586	110	-	(130)	3,567

EXHIBIT INDEX

Exhibit Number	Document

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

4.4

Rights Agreement dated July 7, 2007, between Spartan Motors, Inc. and American Stock Transfer and Trust Company, which includes the form of Certificate of Designation, Preferences and Rights of Series B Preferred Stock as Exhibit A, the form of Rights Certificate as Exhibit B and the Summary of Rights to Purchase Series B Preferred Stock as Exhibit C. Previously filed as Exhibit 1 to the Company’s Form 8-A (Commission File No. 001-33582) filed on July 10, 2007, and incorporated herein by reference.

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.10 and Exhibit 10.14 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1	Employment Letter Agreement dated October 23, 2015, between the Company and John W. Slawson.*

10.2

Spartan Motors, Inc. Stock Incentive Plan of 2005, as amended. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Leadership Team Compensation Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.6

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

i

Exhibit Number	Document

10.7

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.8

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.9

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.10

Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2009. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2009 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 1 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated February 12, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference. Amendment No. 2 to Amended and Restated Note Purchase and Private Shelf Agreement with Prudential Investment Management, Inc. and certain of its affiliates and managed accounts, dated November 30, 2012. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2012 (Commission File No. 001-33582), and incorporated herein by reference.

10.11

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.12

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.13

Consulting Agreement dated February 12, 2015 between the Company and John Sztykiel. Previously filed as Exhibit 10.14 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.14

Amended and Restated Credit Agreement, dated December 31, 2014, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2014 (Commission File No. 001-33582), and incorporated herein by reference.

ii

Exhibit Number	Document

10.15	First Amendment to Credit Agreement, dated as of December 9, 2013, by and among the Company, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.

10.16

Second Amendment to Credit Agreement, dated as of June 24, 2014, with Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014 (Commission File No. 001-33582) and incorporated herein by reference.

10.17	Third Amendment to Credit Agreement, dated as of September 30, 2014, by and among the Company, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto.

10.18

Fourth Amendment to Credit Agreement, dated as of December 29, 2014, with Wells Fargo Bank, National Association (as administrative agent) and the lenders party thereto. Previously filed as Exhibit 10.15 to the Company's Annual Report on Form 10-K for the period ended December 31, 2014 (Commission File No. 001-33582), and incorporated herein by reference.

10.19

Employment Letter Agreement dated July 22, 2014, between Spartan Motors, Inc. and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.20

Employment Letter Agreement dated September 15, 2015, between Spartan Motors, Inc. and Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.21	Employment Letter Agreement Dated January 6, 2005 between Spartan Motors, Inc. and Arthur D. Ickes.*

10.22	Employment Letter Agreement dated October 30, 2008 between Spartan Motors, Inc. and Thomas T. Kivell.*

10.23	Employment Agreement dated May 7, 2009, between Utilimaster Holdings, Inc. and John A. Forbes.*

10.24	Employment Letter Agreement dated December 23, 2014 between Spartan Motors, Inc. and Steve Guillaume.*

10.25	Employment Letter Agreement dated May 11, 2015 between Spartan Motors, Inc. and Steve Guillaume.*

iii

Exhibit Number	Document

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_________________________

*Management contract or compensatory plan or arrangement.

iv