Form 10-Q
period 2016-03-31
SPARTAN MOTORS INC
filed 2016-05-04
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2016.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2016
Common stock, $.01 par value	34,441,403 shares

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2016	December 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$36,785	$32,701
Accounts receivable, less allowance of $419 and $130	59,532	56,617
Inventories	71,177	60,558
Deferred income tax assets	3,164	3,164
Income taxes receivable	813	1,755
Other current assets	3,732	3,506
Total current assets	175,203	158,301

Property, plant and equipment, net	47,439	47,320
Goodwill	15,961	15,961
Intangible assets, net	6,916	7,093
Other assets	2,075	1,996
TOTAL ASSETS	$247,594	$230,671

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$41,292	$27,318
Accrued warranty	16,217	16,610
Accrued customer rebates	2,056	2,681
Accrued compensation and related taxes	8,583	8,684
Deposits from customers	15,582	13,095
Other current liabilities and accrued expenses	4,365	3,922
Current portion of long-term debt	63	63
Total current liabilities	88,158	72,373

Other non-current liabilities	2,270	2,163
Long-term debt, less current portion	5,124	5,124
Deferred income tax liabilities	2,520	2,520
Total liabilities	98,072	82,180
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,861 and 34,271 outstanding	349	343
Additional paid in capital	76,954	76,472
Retained earnings	72,869	72,326
Total Spartan Motors, Inc. shareholders’ equity	150,172	149,141
Non-controlling interest	(650)	(650)
Total shareholders’ equity	149,522	148,491
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$247,594	$230,671

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2016	2015

Sales	$133,726	$128,372
Cost of products sold	117,906	116,504
Restructuring charges	-	335
Gross profit	15,820	11,533

Operating expenses:
Research and development	1,224	1,469
Selling, general and administrative	13,566	13,602
Restructuring charges	339	820
Total operating expenses	15,129	15,891

Operating income (loss)	691	(4,358)

Other income (expense):
Interest expense	(114)	(90)
Interest and other income	59	127
Total other income (expense)	(55)	37

Income (loss) before taxes	636	(4,321)

Taxes	93	(1,426)

Net income (loss)	543	(2,895)

Less: net income (loss) attributable to non-controlling interest	-	(15)

Net income (loss) attributable to Spartan Motors, Inc.	$543	$(2,880)

Basic net income (loss) per share	$0.02	$(0.09)
Diluted net income (loss) per share	$0.02	$(0.09)

Basic weighted average common shares outstanding	34,280	33,661
Diluted weighted average common shares outstanding	34,280	33,661

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$543	$(2,895)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,786	1,769
(Gain)/loss on disposal of assets	(5)	15
Accruals for warranty	2,128	1,903
Tax expense (benefit) related to stock incentive plan transactions	37	(1)
Stock based compensation related to stock awards	619	644
Decrease (increase) in operating assets:
Accounts receivable	(2,915)	(21,890)
Inventories	(10,619)	(13,907)
Income taxes receivable	942	(1,447)
Other assets	(226)	109
Increase (decrease) in operating liabilities:
Accounts payable	13,974	23,512
Cash paid for warranty repairs	(2,521)	(1,563)
Accrued customer rebates	(625)	270
Accrued compensation and related taxes	(101)	854
Deposits from customers	2,487	(1,126)
Other current liabilities and accrued expenses	443	(966)
Taxes on income	(9)	13
Total adjustments	5,395	(11,811)
Net cash provided by (used in) operating activities	5,938	(14,706)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,743)	(1,383)
Proceeds from sale of property, plant and equipment	20	29
Net cash used in investing activities	(1,723)	(1,354)

Cash flows from financing activities:
Proceeds from long-term debt	10	-
Payments on long-term debt	(10)	(15)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(94)	(376)
Cash related to tax impact of stock incentive plan transactions	(37)	1
Payment of contingent consideration on acquisition	-	(162)
Net cash used in financing activities	(131)	(552)

Net increase (decrease) in cash and cash equivalents	4,084	(16,612)
Cash and cash equivalents at beginning of period	32,701	28,570
Cash and cash equivalents at end of period	$36,785	$11,958

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2015	34,271	$343	$76,472	$72,326	$(650)	$148,491

Issuance of common stock and the tax impact of stock incentive plan transactions	6	-	(131)	-	-	(131)

Issuance of restricted stock, net of cancellation	584	6	(6)	-	-	-

Stock based compensation expense related to restricted stock	-	-	619	-	-	619

Net income	-	-	-	543	-	543

Balance at March 31, 2016	34,861	$349	$76,954	$72,869	$(650)	$149,522

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”, “we”, “our” or “us”) consolidated financial statements for the year ended December 31, 2015, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016. There have been no changes in such accounting policies as of the date of this report.

Spartan Motors, Inc. is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles. We also manufacture bodies for various markets including emergency response vehicles and delivery and service vehicles.

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Bristol and Wakarusa, Indiana; Kansas City, Missouri; and Saltillo, Mexico. Spartan USA was formerly known as Crimson Fire, Inc.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and services under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name. Our Bristol and Wakarusa, Indiana locations manufacture delivery and service vehicles and supply related aftermarket parts and services under the Utilimaster brand name, while our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in delivery vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2016, the results of operations for the three month period ended March 31, 2016 and the cash flows for the three month period ended March 31, 2016, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our fixed and variable rate debt instruments approximate their fair value at March 31, 2016 and December 31, 2015.

Certain engineering costs related to routine product changes, that were formerly classified within Research and development expense, have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 in order to more consistently align the results of our individual business units. Expenses of $2,172 for the three months ended March 31, 2015 have been reclassified accordingly. Certain other immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Recently issued accounting standards

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-09 on our consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). ASU 2016-02 establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. ASU 2016-02 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities that measure inventory using the first-in, first-out or average cost methods to measure inventory at the lower of cost or net realizable value to more closely align the measurement of inventory in Generally Accepted Accounting Practices with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. We do not believe the adoption of ASU 2015-11 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2015, the FASB issued Accounting Standards Update 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the provisions of ASU 2015-02 did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance for principal-versus-agent considerations in the revenue recognition standard. A principal-versus-agent consideration applies to sales that involve two or more suppliers to a customer. Each participant in the sale must determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. ASU 2016-08 will go into effect when the revenue standard issued in ASU No. 2014-09 becomes effective.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. ASU 2016-10 removes the requirement to assess whether promised goods or services are performance obligations if they are immaterial to the contract with the customer and allows an entity to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. ASU 2016-10 also includes implementation guidance on determining whether a license granted by an entity provides a customer with a right to use the intellectual property, which is satisfied at a point in time, or a right to access the intellectual property, which is satisfied over time. ASU 2016-10 will go into effect when the revenue standard issued in ASU No. 2014-09 becomes effective.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2016	2015
Finished goods	$10,977	$16,812
Work in process	21,954	11,691
Raw materials and purchased components	42,001	35,285
Reserve for slow-moving inventory	(3,755)	(3,230)
Total inventory	$71,177	$60,558

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $3,049 and $2,857 at March 31, 2016 and December 31, 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 3 – RESTRUCTURING

During the first quarter of 2016 and 2015, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations. Restructuring charges incurred in the first quarter of 2015 also included costs related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities.

Restructuring charges included in our Consolidated Statements of Operations for the quarter ended March 31, 2016 and 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

	2016	2015
Cost of products sold
Inventory impairment	$-	$218
Production relocation	-	117
Total cost of products sold	-	335

General and Administrative
Manufacturing process reengineering	339	820
Total restructuring	$339	$1,155

The following table provides a summary of the compensation related charges incurred during the quarter ended March 31, 2015 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses. There was no outstanding balance at January 1, 2016.

Severance
Balance January 1, 2015	$165
Accrual for severance	-
Payments and adjustments made in period	158
Balance March 31, 2015	$7

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At March 31, 2016 and December 31, 2015, we had outstanding letters of credit totaling $1,337 and $1,337 related to certain emergency response vehicle contracts and our workers compensation insurance.

At March 31, 2016, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $1,031 and $3,795 outstanding on our revolving credit line at March 31, 2016 and December 31, 2015. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Warranty Related

We provide limited warranties against assembly/construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for a specified period following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles.

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

Changes in our warranty liability during the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Balance of accrued warranty at January 1	$16,610	$9,237
Warranties issued during the period	1,069	890
Cash settlements made during the period	(2,521)	(1,563)
Changes in liability for pre-existing warranties during the period, including expirations	1,059	1,013
Balance of accrued warranty at March 31	$16,217	$9,577

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Through December 31, 2015, we recorded charges totaling $1,217 to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the quarter ended March 31, 2016. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended March 31,
	2016	2015
Basic weighted average common shares outstanding	34,280	33,661
Effect of dilutive stock options	-	-
Diluted weighted average common shares outstanding	34,280	33,661

Anti-dilutive stock awards:
Restricted stock	-	412
Stock options	-	4
	-	416

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (Stock option awards) weighted average common shares outstanding.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 6 – TAXES

Our effective tax rate was 14.6% and 33.0% for the three months ended March 31, 2016 and 2015. Our effective tax rate in 2016 was impacted by a valuation allowance recorded in 2015 against substantially all of our deferred tax assets. We continue to anticipate the need for this valuation allowance in 2016. We expect that any tax provision or benefit that we record in 2016 based upon taxable income or loss will be offset by an equal adjustment to our valuation allowance. As a result, our tax provision for the quarter ended March 31, 2016 does not include a current year tax expense, but consists of adjustments to reserves for uncertain tax positions and a true-up of certain prior year state tax provisions to the amount of tax paid based on the actual filing. Our effective rate for the three months ended March 30, 2015 was based on statutory rates applied to actual pre-tax loss.

NOTE 7 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Delivery and Service Vehicles, and Specialty Chassis and Vehicles.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles.

Our Delivery and Service Vehicles segment consists of our operations at our Bristol and Wakarusa, Indiana locations, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

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

Three Months Ended March 31, 2016

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$39,384	$-	$-	$-	$39,384
Delivery and service vehicle sales	-	40,305	-	-	40,305
Motor home chassis sales	-	-	26,431	-	26,431
Other specialty chassis and vehicle sales	-	-	4,405	-	4,405
Aftermarket parts and assemblies sales	-	18,987	4,214	-	23,201

Total sales	$39,384	$59,292	$35,050	$-	$133,726

Depreciation and amortization expense	$206	$873	$115	$592	$1,786
Operating income (loss)	(3,904)	5,588	1,717	(2,710)	691
Segment assets	68,731	74,135	31,608	73,120	247,594
Capital expenditures	381	733	199	430	1,743

Three Months Ended March 31, 2015

	Emergency Response Vehicles	Delivery & Service Vehicles	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$43,206	$-	$-	$-	$43,206
Delivery and service vehicle sales	-	48,034	-	-	48,034
Motor home chassis sales	-	-	23,349	-	23,349
Other specialty chassis and vehicle sales	-	-	2,537	-	2,537
Aftermarket parts and assemblies sales	-	6,857	4,389	-	11,246

Total sales	$43,206	$54,891	$30,275	$-	$128,372

Depreciation and amortization expense	$195	$912	$98	$564	$1,769
Operating income (loss)	(5,386)	2,649	966	(2,587)	(4,358)
Segment assets	95,035	85,223	29,110	49,659	259,027
Capital expenditures	414	249	138	582	1,383

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Bristol and Wakarusa, Indiana; Kansas City, Missouri; and Saltillo, Mexico. Spartan USA was formerly known as Crimson Fire, Inc.

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

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and assemblies under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name. Our Bristol and Wakarusa, Indiana locations manufacture delivery and service vehicles and supply related aftermarket parts and services under the Utilimaster brand name, while our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in delivery vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.

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

Executive Overview

●	Revenue of $133.7 million in the first quarter of 2016, an increase of 4.1% compared to $128.4 million in 2015.
●	Gross profit of $15.8 million in the first quarter of 2016, an increase of 37.4% compared to $11.5 million in 2015.
●	Gross Margin of 11.8% in the first quarter of 2016, compared to 9.0% in 2015, driven by favorable product mix in 2016 that included a higher proportion of parts and up-fit revenue.
●	Operating expense of $15.1 million, or 11.3% of sales in the first quarter of 2016, compared to $15.9 million or 12.4% of sales in the first quarter of 2015.
●	Operating income of $0.7 million in the first quarter of 2016, compared to a loss of $4.4 million in the first quarter of 2015.
●	Income tax expense of $0.1 million in 2016, compared to benefit of $1.4 million in 2015.
●	Net income of $0.5 million in 2016, compared to a net loss of $2.9 million in 2015.
●	Earnings per share of $0.02 in 2016, compared to loss of $0.09 in 2015.
●	Cash provided by operations of $5.9 million in the first quarter of 2016, compared to cash used of $14.7 million in the first quarter of 2015.
●	Order backlog of $318.9 million at March 31, 2016, an increase of $54.3 million, or 20.5% from our backlog of $264.6 million at March 31, 2015.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations and strategic developments include:

●

Our diversified business model. We believe the major strength of our business model is market diversity and customization. Our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets, effectively diversifying our company and complementing our Emergency Res.ponse Vehicles segment, which primarily serves governmental entities. Additionally, the delivery and service vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

●	The introduction of the Velocity, a new delivery vehicle design that combines the productivity of a walk-in van for multi-stop deliveries with the superior fuel economy of the Ford Transit chassis.

●

The expansion of our alliance with Isuzu to include the assembly of Isuzu’s new F-Series truck. This expanded relationship demonstrates Isuzu’s confidence in Spartan’s quality, people, flexibility and expertise and provides another positive example of our successful execution of our multi-year plan for improving performance.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2016	2015
Sales	100.0	100.0
Cost of products sold	88.2	90.7
Restructuring charges	0.0	0.3
Gross profit	11.8	9.0
Operating expenses:
Research and development	0.9	1.1
Selling, general and administrative	10.1	10.6
Restructuring charges	0.3	0.6
Operating income (loss)	0.5	(3.4)
Other income (expense), net	0.0	0.0
Income (loss) before taxes	0.5	(3.4)
Taxes	0.1	(1.1)
Net income (loss)	0.4	(2.3)

Quarter Ended March 31, 2016 Compared to the Quarter Ended March 31, 2015

Sales

For the quarter ended March 31, 2016, we reported consolidated sales of $133.7 million, compared to $128.4 million for the first quarter in 2015 an increase of $5.3 million or 4.1%. These results reflect increases in sales in our Delivery and Service Vehicles and Specialty Chassis and Vehicles segments, which were partially offset by a decrease in sales in our Emergency Response Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $117.9 million in the first quarter of 2016, compared to $116.8 million in the first quarter of 2015, an increase of $1.1 million or 0.9%. This increase was mainly due to the higher sales volume in the first quarter of 2016 compared to 2015, and was partially offset by $0.3 million of restructuring charges recorded in the first quarter of 2015. As a percentage of sales, cost of products sold decreased to 88.2% in the first quarter of 2016, compared to 90.7% in the first quarter of 2015, driven by a more favorable product mix in 2016 which included a higher proportion of higher margin parts revenue than the first quarter of 2015.

Gross Profit

Gross profit was $15.8 million for the first quarter of 2016, compared to $11.5 million for the first quarter of 2015, an increase of $4.3 million, or 37.4%. Gross margin increased to 11.8% from 9.0% over the same time period, mainly due to the favorable product mix experienced in the first quarter of 2016 compared to 2015.

Operating Expenses

Operating expense was $15.1 million for the quarter ended March 31, 2016, compared to $15.9 million for the first quarter of 2015, a decrease of $0.8 million or 5.0%. Research and development expense in the first quarter of 2016 was $1.2 million, compared to $1.5 million in the first quarter of 2015, a decrease of $0.3 million, or 20.0%, driven by decreases in new product development projects, mainly in our Emergency Response Vehicles segment. Selling, general and administrative expense was $13.9 million in the first quarter of 2016, flat with the first quarter of 2015, while restructuring charges were $0.3 million in the first quarter of 2016, compared to $0.8 million in the first quarter of 2015, a decrease of $0.5 million, or 62.5%, as a result of decreased spending on profitability improvement initiatives in our Emergency Response Vehicles segment as projects are completed.

Taxes

Our effective income tax rate was 14.6% in the first quarter of 2016, compared to 33.0% in the first quarter of 2015. Our effective tax rate for the first quarter of 2016 was impacted by the deferred tax asset valuation allowance that we recorded in 2015, which resulted in a tax rate applied to current earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. The $0.1 million of tax expense recorded in the first quarter of 2016 results from adjustments to reserves for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

Net Earnings

We recorded net earnings of $0.5 million, or $0.02 per share, for the first quarter of 2016, compared to a net loss of $2.9 million, or $0.09 per share for the same period in 2015. Driving the increase in net income for the three months ended March 31, 2016 compared with the prior year were the factors discussed above.

Order Backlog

At March 31, 2016, we had $318.9 million in backlog compared to $264.6 million at March 31, 2015, an increase of $54.3 million or 20.5%. This increase is mainly attributable to a $50.2 million increase in our delivery and service vehicles backlog, which included a $34.5 million increase in vehicle orders along with a $15.7 million increase in equipment up-fit orders. Also contributing to the overall order backlog increase were increases of $2.4 million in our emergency response vehicles backlog and a $1.7 million in our specialty chassis and vehicles backlog. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 13 months, for our Delivery and Service Vehicles segment over the next 7 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles.

Our Delivery and Service Vehicles segment consists of our operations at our Bristol and Wakarusa, Indiana locations, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

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

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%

Sales	$39,384	100.0%	$43,206	100.0%

Operating loss	(3,904)	(9.9)%	(5,386)	(12.5)%

Segment assets	68,731		95,035

Comparison of the Three Month Periods Ended March 31, 2016 and 2015

Sales in our Emergency Response Vehicles segment were $39.4 million in the first quarter of 2016, compared to $43.2 million in 2015, a decrease of $3.8 million, or 8.8%, driven by lower unit sales volume in 2016. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $3.9 million in the first quarter of 2016, compared to $5.4 million in the first quarter of 2015, a decrease of $1.5 million, or 27.8%. $0.8 million of this decrease was due to a decrease in restructuring charges incurred in the first quarter of 2016 compared to the prior year, while the remainder was due to reduced operating expense as a result of a sales department reorganization and reduced spending on product development projects in 2016.

Delivery and Service Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%

Sales	$59,292	100.0%	$54,891	100.0%

Operating income	5,588	9.4%	2,649	4.8%

Segment assets	74,135		85,223

Comparison of the Three Month Periods Ended March 31, 2016 and 2015

Sales in our Delivery and Service Vehicles segment were $59.3 million for the first quarter of 2016, compared to $54.9 million for the first quarter of 2015, an increase of $4.4 million or 8.0% driven by a $12.1 million increase in parts sales in the first quarter of 2016. The increase in parts sales was partially offset by a $7.7 million decrease in vehicle sales, which was mainly due to the inclusion of the chassis in certain walk-in van sales in 2015 (delivery and service vehicle revenue normally excludes the chassis, which is normally purchased separately by the end customer). There were no changes in pricing of products sold by our Delivery and Service Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2016 to the first quarter of 2015, other than the chassis sales discussed above.

Operating income in our Delivery and Service Vehicles segment for the first quarter of 2016 was $5.6 million compared to $2.6 million in the first quarter of 2015, an increase of $3.0 million or 115.4%, driven by the increase in higher margin parts revenue in 2016.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2016		2015
	Amount	%	Amount	%

Sales	$35,050	100.0%	$30,275	100.0%

Operating income	1,717	4.9%	966	3.2%

Segment assets	31,608		29,110

Comparison of the Three Month Periods Ended March 31, 2016 and 2015

Sales in our Specialty Chassis and Vehicles segment were $35.1 million in the first quarter of 2016, compared to $30.3 million in 2015, an increase of $4.8 million or 15.8%. This increase was due to a $3.1 million increase in motor home chassis sales driven by higher unit volumes, along with a $1.9 million sales increase in other specialty vehicles due to higher unit volumes. These increases were partially offset by a $0.2 million decrease in sales of aftermarket parts and assemblies. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2016 to the first quarter of 2015.

Operating income for our Specialty Chassis and Vehicles segment for the first quarter of 2016 was $1.7 million, compared to $1.0 million in 2015, an increase of $0.7 million, or 70.0%, due to the increase in sales of other specialty chassis in the first quarter of 2016.

Financial Condition

Balance Sheet at March 31, 2016 compared to December 31, 2015

Cash increased by $4.1 million, or 12.5%, to $36.8 million at March 31, 2016 from $32.7 million at December 31, 2015. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first quarter of 2016.

Accounts receivable increased by $2.9 million, or 5.1%, to $59.5 million at March 31, 2016, compared to $56.6 million at December 31, 2015, due to higher sales volume in the latter half of the first quarter of 2016 compared to sales in the latter half of the fourth quarter of 2015.

Inventory increased by $10.6 million or 17.5% to $71.2 million at March 31, 2016 compared to $60.6 million at December 31, 2015 mainly due to an increase in raw materials and work in process inventory as a result of the ramp up in production following our traditional year-end shut down in December.

Accounts payable increased by $14.0 million or 51.3% to $41.3 million at March 31, 2015 compared to $27.3 million at December 31, 2015 due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Deposits from customers increased by $2.5 million or 19.1 % to $15.6 million at March 31, 2016 compared to $13.1 million at December 31, 2015 due to a large prepayment for units from our Delivery and Service Vehicles segment along with more prepayments received than applied to invoices at our Emergency Response Vehicles segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $4.1 million to $36.8 million at March 31, 2016, compared to $32.7 million at December 31, 2015. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the three months ended March 31, 2016, we generated $5.9 million of cash from operating activities, which represents a $20.6 million increase from the $14.7 million of cash that was used by operations for the three months ended March 31, 2015. The increase in cash generated in 2016 results from reductions in working capital requirements, particularly accounts receivable, inventory and accounts payable.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2016. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $1.7 million in investing activities in the first quarter of 2016, a $0.3 million increase compared to the $1.4 million utilized in the first quarter of 2015. This increase is mainly the result of increased investment in our Bristol, Indiana facility as part of our relocation of truck body production for the Delivery and Service Vehicles segment to this location from the Wakarusa, Indiana location.

During the remainder of 2016 we expect to make additional cash capital investments of $14.0 million to $15.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations along with approximately $6.6 million for a new assembly plant for the manufacture of Isuzu F-Series trucks.

Cash Flow from Financing Activities

We utilized $0.1 million of cash in financing activities in the first quarter of 2016, compared to $0.6 million in the first quarter of 2015. This decrease is due to a reduction in cash utilized for the payment of payroll taxes related to the vesting of restricted shares in 2016 and the payment of contingent consideration in 2015 related to the acquisition of Utilimaster in November 2009.

Working Capital

Our working capital was as follows (in thousands):

	March 31, 2016	December 31, 2015	Change

Current assets	$175,203	$158,301	$16,902

Current liabilities	88,158	72,373	15,785

Working capital	$87,045	$85,928	$1,117

The increase in our working capital at March 31, 2016 from December 31, 2015, results from changes in cash, accounts receivable, and inventory, which were partially offset by increases in accounts payable and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Through December 31, 2015, we recorded charges totaling $1.2 million to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the quarter ended March 31, 2016. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. In addition, commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. We had no drawings against this credit line as of March 31, 2016 or December 31, 2015. During the quarter ended March 31, 2016, our revolving credit facility was utilized, and will continue to be utilized in future quarters, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 4, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements.

At March 31, 2016 we had $5.0 million of 5.46% Series B Senior Notes outstanding with Prudential Investment Management, Inc., with principal due December 1, 2016. We plan to fund the December 1, 2016 principal payment with borrowings available under our primary line of credit agreement pursuant to the Credit Agreement described above. Accordingly, this debt is classified as long-term at March 31, 2016.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At March 31, 2016 and December 31, 2015, we had outstanding letters of credit totaling $1.3 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $49.5 million at March 31, 2016 and $36.5 million at December 31, 2015. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At March 31, 2016, we were in compliance with all debt covenants, and, based on our current outlook for 2016, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of March 31, 2016 due and payable over the next five years.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. If we were to repurchase the full 1.0 million shares of stock under the repurchase program, it would cost $4.9 million based on the closing price of our stock on April 29, 2016.

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions through June 30, 2016, contingent upon market conditions. Through March 31, 2016, we have repurchased 382,000 shares of our common stock for an aggregate purchase price of $2.0 million, leaving 618,000 shares remaining under this repurchase authorization. If we were to repurchase the full 618,000 shares of stock under the repurchase program, it would cost $3.0 million based on the closing price of our stock on April 29, 2016.

We believe that we have sufficient resources to fund these potential stock buybacks.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On April 28, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on June 23, 2016 to shareholders of record on May 19, 2016.

On October 26, 2015, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 17, 2015 to shareholders of record on November 12, 2015.

On May 8, 2015, our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 25, 2015 to shareholders of record on May 21, 2015.

The aggregate amount of dividends paid in 2015 was $3.4 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 9, 2016. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At March 31, 2016 and December 31, 2015, all of our goodwill relates to our Delivery and Service Vehicles reportable segment, which was also determined to be a reporting unit for goodwill impairment testing

The date of our most recently completed annual impairment testing was October 1, 2015. We performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. Based on the results of the first step of our two-step impairment test we determined that the fair value of our Delivery and Service Vehicles reporting unit exceeded its carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We completed our most recent annual impairment testing for our indefinite-lived intangible asset, which consists of our Utilimaster trade name, as of October 1, 2015 by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. Based on the results of our impairment testing, we determined that the fair value of our indefinite-lived intangible asset exceeded its carrying cost at October 1, 2015, and accordingly, there was no impairment at the annual testing date.

Since October 1, 2015, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Delivery and Service Vehicles reporting unit or our indefinite-lived intangible asset below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.

See Note 1, General and Summary of Accounting Policies and Note 4, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2015 for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

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

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving note payable is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would result in additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be more than twelve months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2016, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2016. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2015 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions.

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions through June 30, 2016, contingent upon market conditions. At March 31, 2016 there were 618,000 shares remaining in this repurchase authorization. During the quarter ended March 31, 2016 no shares were repurchased under this authorization.

During the quarter ended March 31, 2016 there were 27,385 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31	746	$3.11	-	618,000
February 1 to February 29	-	-	-	618,000
March 1 to March 31	26,639	3.98	-	618,000
Total	27,385	$3.96	-	618,000

(1)

This column reflects the number of shares that may yet be purchased pursuant to the October 19, 2011 Board authorization described above. The additional 1.0 million share repurchase authorization approved in April, 2016 (also described above) is not included in this column.

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

Date: May 4, 2016	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document