Form 10-Q
period 2016-06-30
SPARTAN MOTORS INC
filed 2016-08-04
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2016.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2016
Common stock, $.01 par value	34,431,043 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2016	December 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$39,764	$32,701
Accounts receivable, less allowance of $702 and $130	69,625	56,617
Inventories, net	59,829	60,558
Income taxes receivable	1,314	1,755
Other current assets	3,869	3,506
Total current assets	174,401	155,137

Property, plant and equipment, net	49,904	47,320
Goodwill	15,961	15,961
Intangible assets, net	6,739	7,093
Deferred income taxes, net	644	644
Other assets	2,124	1,996
TOTAL ASSETS	$249,773	$228,151

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$38,664	$27,318
Accrued warranty	17,030	16,610
Accrued customer rebates	2,076	2,681
Accrued compensation and related taxes	11,162	8,684
Deposits from customers	18,615	13,095
Other current liabilities and accrued expenses	4,248	3,922
Current portion of long-term debt	64	63
Total current liabilities	91,859	72,373

Long-term debt, less current portion	5,105	5,124
Other non-current liabilities	2,330	2,163
Total liabilities	99,294	79,660
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,431 and 34,271 outstanding	344	343
Additional paid in capital	76,329	76,472
Retained earnings	74,461	72,326
Total Spartan Motors, Inc. shareholders’ equity	151,134	149,141
Non-controlling interest	(655)	(650)
Total shareholders’ equity	150,479	148,491
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$249,773	$228,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Sales	$162,537	$144,824	$296,263	$273,196
Cost of products sold	141,730	127,263	259,635	243,765
Restructuring charges	-	119	-	455
Gross profit	20,807	17,442	36,628	28,976

Operating expenses:
Research and development	1,807	1,164	3,031	2,633
Selling, general and administrative	14,397	13,241	27,962	26,843
Restructuring charges	227	692	567	1,512
Total operating expenses	16,431	15,097	31,560	30,988

Operating income (loss)	4,376	2,345	5,068	(2,012)

Other income (expense):
Interest expense	(88)	(112)	(202)	(202)
Interest and other income	95	31	154	157
Total other income (expense)	7	(81)	(48)	(45)

Income (loss) before taxes	4,383	2,264	5,020	(2,057)

Taxes	9	1,088	102	(338)

Net income (loss)	4,374	1,176	4,918	(1,719)

Less: net loss attributable to non-controlling interest	(5)	(1)	(5)	(16)

Net income (loss) attributable to Spartan Motors Inc.	$4,379	$1,177	$4,923	$(1,703)

Basic net earnings (loss) per share	$0.13	$0.03	$0.14	$(0.05)

Diluted net earnings (loss) per share	$0.13	$0.03	$0.14	$(0.05)

Basic weighted average common shares outstanding	34,512	34,280	34,396	33,767
Diluted weighted average common shares outstanding	34,512	34,281	34,396	33,767

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$4,918	$(1,719)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,564	3,575
Gain on disposal of assets	(22)	(20)
Accruals for warranty	5,433	4,115
Tax expense related to stock incentive plan transactions	25	-
Stock based compensation related to stock awards	962	876
Decrease (increase) in operating assets:
Accounts receivable	(13,008)	(15,201)
Inventories	729	1,220
Income taxes receivable	441	(33)
Other assets	(363)	834
Increase (decrease) in operating liabilities:
Accounts payable	11,346	7,755
Cash paid for warranty repairs	(5,013)	(3,601)
Accrued customer rebates	(605)	666
Accrued compensation and related taxes	2,478	841
Deposits from customers	5,520	(1,519)
Other current liabilities and accrued expenses	326	(1,085)
Taxes on income	12	(65)
Total adjustments	11,825	(1,642)
Net cash provided by (used in) operating activities	16,743	(3,361)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,794)	(2,475)
Proceeds from sale of property, plant and equipment	23	203
Net cash used in investing activities	(5,771)	(2,272)

Cash flows from financing activities:
Borrowings under credit facilities	-	15,244
Payments on credit facilities	-	(15,244)
Purchase and retirement of common stock	(2,000)	-
Payment of dividends	(1,724)	(1,715)
Proceeds from long-term debt	10	-
Payments on long-term debt	(27)	(29)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(143)	(434)
Cash related to tax impact of stock incentive plan transactions	(25)	-
Payment of contingent consideration on acquisition	-	(162)
Net cash used in financing activities	(3,909)	(2,340)

Net increase (decrease) in cash and cash equivalents	7,063	(7,973)
Cash and cash equivalents at beginning of period	32,701	28,570
Cash and cash equivalents at end of period	$39,764	$20,597

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2015	34,271	$343	$76,472	$72,326	$(650)	$148,491

Issuance of common stock and the tax impact of stock incentive plan transactions	10	-	(168)	-	-	(168)

Issuance of restricted stock, net of cancellation	572	5	(5)	-	-	-

Stock based compensation expense related to restricted stock	-	-	962	-	-	962

Purchase and retirement of common stock	(422)	(4)	(932)	(1,064)		(2,000)

Dividends declared and paid ($0.05 per share)	-	-	-	(1,724)	-	(1,724)

Net income	-	-	-	4,923	(5)	4,918

Balance at June 30, 2016	34,431	$344	$76,329	$74,461	$(655)	$150,479

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

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana; as well as contract manufacturing in Kansas City, Missouri; and Saltillo, Mexico. Spartan USA is the result of a consolidation of several of our subsidiaries, including Crimson Fire, Inc., Spartan Motors Chassis, Inc., and Utilimaster Corporation, into a single business entity.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and services under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name. Our Bristol, Indiana location manufactures delivery and service vehicles and supplies related aftermarket parts and services under the Utilimaster brand name, while our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in delivery vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. The terms of the dissolution have not yet been determined, pending the outcome of the court proceedings.

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2016, the results of operations for the three and six month periods ended June 30, 2016 and the cash flows for the six month period ended June 30, 2016, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our fixed and variable rate debt instruments approximate their fair value at June 30, 2016 and December 31, 2015.

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

In November 2015, the FASB issued Accounting Standards Update 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 requires net deferred tax assets and liabilities to be classified as non-current on the Consolidated Balance Sheets. Prior to adoption of the new standard, net deferred tax assets and liabilities were presented separately as current and non-current on the Consolidated Balance Sheets. ASU 2015-17 is effective for financial statements issued for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is permitted. We retrospectively adopted ASU 2015-17 as of the second quarter of 2016. As a result, we reclassified $3,164 of Deferred income tax assets (current) to Deferred income taxes, net (non-current) and $2,520 from Deferred income tax liabilities to Deferred income taxes, net. The December 31, 2015 balances in Total current assets decreased by $3,164, Other assets increased by $644 and Total assets and Total liabilities both decreased by $2,520.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. The adoption of the provisions of ASU 2015-02 did not have an impact on our consolidated financial position, results of operations or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. On August 12, 2015, FASB delayed the effective date to give companies an extra year to implement the standard. The standard will be effective in 2018, but companies will have the option of adopting it as of the original 2017 effective date. We are currently evaluating the adoption method and the impact of the adoption of the new revenue recognition standard.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance for principal-versus-agent considerations in the revenue recognition standard. A principal-versus-agent consideration applies to sales that involve two or more suppliers to a customer. Each participant in the sale must determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. ASU 2016-08 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective.

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance in Topic 606 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. ASU 2016-10 removes the requirement to assess whether promised goods or services are performance obligations if they are immaterial to the contract with the customer and allows an entity to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. ASU 2016-10 also includes implementation guidance on determining whether a license granted by an entity provides a customer with a right to use the intellectual property, which is satisfied at a point in time, or a right to access the intellectual property, which is satisfied over time. ASU 2016-10 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies the implementation guidance on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. ASU 2016-12 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2016	2015
Finished goods	$8,513	$16,812
Work in process	18,459	11,691
Raw materials and purchased components	36,045	35,285
Reserve for slow-moving inventory	(3,188)	(3,230)
Total inventory	$59,829	$60,558

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $2,818 and $2,857 at June 30, 2016 and December 31, 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 3 – RESTRUCTURING

During the three and six months ended June 30, 2016 and 2015, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations. Restructuring charges incurred in 2015 also included costs related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities.

Restructuring charges included in our Consolidated Statements of Operations for the three and six month periods ended June 30, 2016 and 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Cost of products sold
Inventory impairment	$-	$62	$-	$281
Production relocation	-	57	-	174
Total cost of products sold	-	119	-	455

General and Administrative
Manufacturing process reengineering	227	692	567	1,512
Total restructuring	$227	$811	$567	$1,967

The following table provides a summary of the compensation related charges incurred during the six months ended June 30, 2015 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses. There was no outstanding balance at January 1, 2016.

Severance
Balance January 1, 2015	$165

Accrual for severance	-
Payments and adjustments made in period	158

Balance March 31, 2015	$7

Accrual for severance	-
Payments and adjustments made in period	7

Balance June 30, 2015	$-

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At June 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $1,050 and $1,337 related to certain emergency response vehicle contracts and our workers compensation insurance.

At June 30, 2016, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, other than the Spartan-Gimaex dissolution discussion below, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $343 and $3,795 outstanding on our revolving credit line at June 30, 2016 and December 31, 2015. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
Balance of accrued warranty at January 1	$16,610	$9,237
Warranties issued during the period	2,298	2,097
Cash settlements made during the period	(5,013)	(3,601)
Changes in liability for pre-existing warranties during the period, including expirations	3,135	2,018)
Balance of accrued warranty at June 30	$17,030	$9,751

Changes in liability for pre-existing warranties during the period includes $2,226 for campaigns and recalls outside of our normal warranty programs and $909 for changes in the estimated liability for existing warranties resulting from newly available claim data.

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Through December 31, 2015, we recorded charges totaling $1,217 to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the six months ended June 30, 2016. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	34,512	34,280	34,396	33,767

Effect of dilutive stock options	-	1	-	-
Diluted weighted average common shares outstanding	34,512	34,281	34,396	33,767

Anti-dilutive stock awards:
Restricted stock	-	-	-	410
Stock options	-	-	-	3
	-	-	-	413

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (Stock option awards) weighted average common shares outstanding.

NOTE 6 – TAXES

Our effective tax rate was 0.2% and 2.0% for the three and six month periods ended June 30, 2016. Our effective tax rate in 2016 was impacted by a valuation allowance recorded in 2015 against substantially all of our deferred tax assets. We continue to anticipate the need for this valuation allowance in 2016. We expect that any tax provision or benefit that we record in 2016 based upon taxable income or loss will be offset by an equal adjustment to our valuation allowance. As a result, our tax provision for the three and six months ended June 30, 2016 does not include a current year tax expense, but consists of adjustments to reserves for uncertain tax positions and a true-up of certain prior year state tax provisions to the amount of tax paid based on the actual filing. Our effective rates for the three and six months ended June 30, 2015 were 48.1% and 16.4%, and were based on statutory rates applied to actual pre-tax income or loss.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 7 – SHAREHOLDERS’ EQUITY

In October 2011, our Board of Directors authorized the re-purchase of up to 1,000 shares of the Company’s common stock. In April 2016, our Board of Directors authorized the re-purchase of up to 1,000 additional shares of our common stock, and terminated the October 2011 authorization effective June 30, 2016. The following tables represent our open market purchases of our common stock during the three and six months ended June 30, 2016.

			Three months ended June 30,
Share purchase programs			2016		2015
Authorized amount (shares)	Date approved by board	Program termination date	Shares purchased	Purchase value	Shares purchased	Purchase value
1,000	October, 2011	June 30, 2016	422	$2,000	-	$-
1,000	April, 2016	N/A	-	$-	-	$-

			Six months ended June 30,
Share purchase programs			2016		2015
Authorized amount (shares)	Date approved by board	Program termination date	Shares purchased	Purchase value	Shares purchased	Purchase value
1,000	October, 2011	June 30, 2016	422	$2,000	-	$-
1,000	April, 2016	N/A	-	$-	-	$-

NOTE 8 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. Previously, we reported sales of aftermarket parts and accessories related to our emergency response vehicles, motor home chassis and defense vehicles as part of our Specialty Chassis and Vehicles segment. As a result of a realignment of our operating segments completed during the second quarter of 2016, aftermarket parts and accessories related to emergency response vehicles are now included in the Emergency Response Vehicles segment. Segment results from prior periods are shown reflecting the change.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles and distributes related aftermarket parts and accessories.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the delivery and service market, the production of commercial truck bodies and the distribution of related aftermarket parts and assemblies. This segment was formerly referred to as Delivery and Service Vehicles; however, there has been no change in the operations contained within this segment.

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and accessories.

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

Three Months Ended June 30, 2016

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$50,511	$-	$-	$-	$50,511
Fleet vehicle sales	-	57,048	-	-	57,048
Motor home chassis sales	-	-	24,479	-	24,479
Other specialty chassis and vehicle sales	-	-	8,226	-	8,226
Aftermarket parts and accessories sales	1,867	16,768	3,638	-	22,273

Total sales	$52,378	$73,816	$36,343	$-	$162,537

Depreciation and amortization expense	$210	$841	$123	$604	$1,778
Operating income (loss)	(2,407)	6,460	3,073	(2,750)	4,376
Capital expenditures	304	886	2,052	809	4,051

Three Months Ended June 30, 2015

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$61,249	$-	$-	$-	$61,249
Fleet vehicle sales	-	45,038	-	-	45,038
Motor home chassis sales	-	-	19,714	-	19,714
Other specialty chassis and vehicle sales	-	-	5,904	-	5,904
Aftermarket parts and accessories sales	1,503	7,802	3,614	-	12,919

Total sales	$62,752	$52,840	$29,232	$-	$144,824

Depreciation and amortization expense	$249	$894	$96	$567	$1,806
Operating income (loss)	(909)	3,293	1,679	(1,718)	2,345
Capital expenditures	352	257	180	303	1,092

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Six Months Ended June 30, 2016

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$89,895	$-	$-	$-	$89,895
Fleet vehicle sales	-	97,352	-	-	97,352
Motor home chassis sales	-	-	50,910	-	50,910
Other specialty chassis and vehicle sales	-	-	12,631	-	12,631
Aftermarket parts and accessories sales	3,621	35,755	6,099	-	45,475

Total sales	$93,516	$133,107	$69,640	$-	$296,263

Depreciation and amortization expense	$416	$1,715	$238	$1,195	$3,564
Operating income (loss)	(6,074)	12,049	4,553	(5,460)	5,068
Segment assets	64,364	82,042	28,852	74,515	249,773
Capital expenditures	684	1,619	2,252	1,239	5,794

Six Months Ended June 30, 2015

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$104,455	$-	$-	$-	$104,455
Fleet vehicle sales	-	93,072	-	-	93,072
Motor home chassis sales	-	-	43,063	-	43,063
Other specialty chassis and vehicle sales	-	-	8,441	-	8,441
Aftermarket parts and accessories sales	3,100	14,659	6,406	-	24,165

Total sales	$107,555	$107,731	$57,910	$-	$273,196

Depreciation and amortization expense	$444	$1,804	$194	$1,133	$3,575
Operating income (loss)	(6,044)	5,943	2,394	(4,305)	(2,012)
Segment assets	92,566	72,148	26,342	51,835	242,891
Capital expenditures	765	506	317	887	2,475

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana; along with contract manufacturing in Kansas City, Missouri; and Saltillo, Mexico.

We recently completed a corporate reorganization in order to consolidate our U.S. operations into a single subsidiary and to simplify our corporate structure. On July 1, 2015, our former Spartan Motors Chassis, Inc. subsidiary (which operated our Charlotte, Michigan location) and our former Crimson Fire Aerials, Inc. subsidiary (which operated our Ephrata, Pennsylvania location) were merged into Spartan USA. On January 1, 2016, our former Utilimaster Corporation subsidiary (which operated our Bristol, Indiana location) was also merged into Spartan USA.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and assemblies under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name. Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name, while our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.

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

Executive Overview

●	Revenue of $162.5 million in the second quarter of 2016, an increase of 12.2% compared to $144.8 million in the second quarter of 2015.
●	Gross profit of $20.8 million in the second quarter of 2016, an increase of 19.5% compared to $17.4 million in the second quarter of 2015.
●	Gross Margin of 12.8% in the second quarter of 2016, compared to 12.0% in in the second quarter of 2015.
●	Operating expense of $16.4 million, or 10.1% of sales in the second quarter of 2016, compared to $15.1 million or 10.4% of sales in the second quarter of 2015.
●	Operating income of $4.4 million in the second quarter of 2016, compared to $2.3 million in the second quarter of 2015.
●	Income tax expense of $0 in the second quarter of 2016, compared to $1.1 million in the second quarter of 2015.
●	Net income of $4.4 million in the second quarter of 2016, compared to $1.2 million in the second quarter of 2015.
●	Earnings per share of $0.13 in the second quarter of 2016, compared to $0.03 in the second quarter of 2015.
●	Cash balance of $39.8 million at June 30, 2016.
●	422,000 shares repurchased in open market transactions during the second quarter of 2016, with a total purchase price of $2.0 million.
●	Order backlog of $304.0 million at June 30, 2016, an increase of $41.3 million, or 15.7% from our backlog of $262.7 million at June 30, 2015.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations and strategic developments include:

●	Our diversified business model. We believe the major strength of our business model is market diversity and customization. Our Fleet Vehicles and Services and Specialty Chassis and Vehicles segments serve mainly business and consumer markets, effectively diversifying our company and complementing our Emergency Response Vehicles segment, which primarily serves governmental entities. Additionally, the fleet vehicles and services market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

●	Our Spartan Select and 180 truck programs, designed to provide the custom apparatus that emergency response professionals need with unprecedented order-to-delivery cycle times as short as 180 days.

●

Spartan Connected Care, a new mobile application that provides owners of motor homes built on Spartan chassis with instant access to a pre-trip inspection checklist, coach-specific diagnostic codes and an interactive map to locate the closest Spartan authorized service center. Spartan Connected Care also provides notifications of events and rallies where owners can meet with Spartan engineers and service technicians, and participate in training sessions.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Sales	100.0	100.0	100.0	100.0
Cost of products sold	87.2	87.9	87.6	89.2
Restructuring charge	0.0	0.1	0.0	0.2
Gross profit	12.8	12.0	12.4	10.6
Operating expenses:
Research and development	1.1	0.8	1.0	1.0
Selling, general and administrative	8.9	9.1	9.4	9.8
Restructuring charge	0.1	0.5	0.2	0.6
Operating income (loss)	2.7	1.6	1.7	(0.7)
Other income (expense), net	0.0	(0.1)	0.0	0.0
Income (loss) before taxes	2.7	1.6	1.7	(0.8)
Taxes	0.0	0.8	0.0	(0.1)
Net earnings (loss)	2.7	0.8	1.7	(0.6)

Quarter Ended June 30, 2016 Compared to the Quarter Ended June 30, 2015

Sales

For the quarter ended June 30, 2016, we reported consolidated sales of $162.5 million, compared to $144.8 million for the second quarter of 2015, an increase of $17.7 million or 12.2%. These results reflect increases in sales in our Fleet Vehicles and Services and Specialty Chassis and Vehicles segments, which were partially offset by a decrease in sales in our Emergency Response Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $141.7 million in the second quarter of 2016, compared to $127.3 million in the second quarter of 2015, an increase of $14.4 million or 11.3%. This increase was mainly due to the higher sales volume in the second quarter of 2016 compared to the second quarter of 2015. As a percentage of sales, cost of products sold decreased to 87.2% in the second quarter of 2016, compared to 87.9% in the second quarter of 2015, driven by a more favorable product mix in 2016, which included a higher proportion of higher margin parts revenue than the second quarter of 2015.

Gross Profit

Gross profit was $20.8 million for the second quarter of 2016, compared to $17.4 million for the second quarter of 2015, an increase of $3.4 million, or 19.5%. Gross margin increased to 12.8% from 12.0% over the same time period, mainly due to the favorable product mix experienced in the second quarter of 2016 compared to 2015.

Operating Expenses

Operating expense was $16.4 million for the second quarter of 2016, compared to $15.1 million for the second quarter of 2015, an increase of $1.3 million or 8.6%. Research and development expense in the second quarter of 2016 was $1.8 million, compared to $1.2 million in the second quarter of 2015, an increase of $0.6 million, or 50.0%, driven by headcount increases undertaken in order to improve our ability to enact product enhancements across business units. Selling, general and administrative expense was $14.4 million in the second quarter of 2016, compared to $13.2 million in the second quarter of 2015, an increase of $1.2 million, or 9.1%. $0.9 million of this increase was due to higher incentive compensation expense recorded in 2016 based on financial results, while the remainder was due to an increase in market development spending in 2016. Restructuring charges were $0.2 million in the second quarter of 2016, compared to $0.8 million in the second quarter of 2015, a decrease of $0.6 million, or 75.0%, as a result of decreased spending on re-engineering in our Emergency Response Vehicles segment as projects are completed.

Taxes

Our effective income tax rate was 0.2% in the second quarter of 2016, compared to 48.1% in the second quarter of 2015. Our effective tax rate for the second quarter of 2016 was impacted by the deferred tax asset valuation allowance that we recorded in 2015. Our tax provision for 2016 based upon taxable income was offset by an equal adjustment to our valuation allowance, which resulted in a tax rate of 0% applied to 2016 earnings. The tax expense recorded in the second quarter of 2016 results from adjustments to reserves for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings. Our effective tax rate in the second quarter of 2015 differed from the statutory rate due to the non-deductible NHTSA penalty accrued during the second quarter.

Net Income

We recorded net income of $4.4 million, or $0.13 per share, for the second quarter of 2016, compared to net income of $1.2 million, or $0.03 per share for the same period in 2015. Driving the increase in net income for the three months ended June 30, 2016 compared with the prior year were the factors discussed above.

Order Backlog

At June 30, 2016, we had $304.0 million in backlog compared to $262.7 million at June 30, 2015, an increase of $41.3 million or 15.7%. This increase is mainly attributable to a $51.1 million increase in our Fleet Vehicles and Services backlog, which included a $32.5 million increase in vehicle orders along with an $18.6 million increase in equipment up-fit orders. Also contributing to the overall order backlog increase was an increase of $3.4 million in our Emergency Response Vehicles backlog. These increases were partially offset by a $13.2 million decrease in our Specialty Chassis and Vehicles backlog resulting from lower motor home order intake in the second quarter of 2016 compared with the same period of 2015. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 11 months, for our Fleet Vehicles and Services segment over the next 6 months and our Specialty Chassis and Vehicles segment over the next 2 months.

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

Six months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Sales

For the six months ended June 30, 2016, we reported consolidated sales of $296.3 million, compared to $273.2 million for the same period in 2015, an increase of $23.1 million or 8.5%. These results reflect increases in sales in our Fleet Vehicles and Services and Specialty Chassis and Vehicles segments, which were partially offset by a decrease in sales in our Emergency Response Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $259.6 million in the six months ended June 30, 2016, compared to $243.8 million in the same period of 2015, an increase of $15.8 million or 6.5%. This increase was mainly due to the higher sales volume in 2016 compared to 2015, and was partially offset by $0.5 million of restructuring charges recorded in the six months ended June 30, 2015 that did not recur in 2016. As a percentage of sales, cost of products sold decreased to 87.6% in 2016, compared to 89.2% in 2015, primarily driven by a more favorable product mix in 2016, which included a higher proportion of higher margin parts revenue than in 2015.

Gross Profit

Gross profit was $36.6 million for the six months ended June 30, 2016, compared to $29.0 million for the same period of 2015, an increase of $7.6 million, or 26.2%. Gross margin increased to 12.4% from 10.6% over the same time period, mainly due to the favorable product mix experienced in 2016 compared to 2015.

Operating Expenses

Operating expense was $31.6 million for the six months ended June 30, 2016, compared to $31.0 million for the same period of 2015, an increase of $0.6 million or 1.9%. Research and development expense in the six months ended June 30, 2016 was $3.0 million, compared to $2.6 million in the same period of 2015, an increase of $0.4 million, or 15.4%, driven by headcount increases undertaken in order to improve our ability to enact product enhancements across business units. Selling, general and administrative expense was $28.0 million in the six months ended June 30, 2016, compared to $26.8 million in the same period of 2015, an increase of $1.2 million, or 4.5%. $1.6 million of this increase was due to higher incentive compensation expense recorded in 2016 based on financial results, while $0.6 million was due to higher accruals for bad debts recorded in 2016. These increases were partially offset by a $1.0 million NHTSA penalty recorded in 2015 that did not recur in 2016. Restructuring charges were $0.6 million in the six months ended June 30, 2016, compared to $1.5 million in the same period of 2015, a decrease of $0.9 million, or 60.0%, as a result of decreased spending on re-engineering in our Emergency Response Vehicles segment as projects are completed.

Taxes

Our effective income tax rate was 2.0% in the six months ended June 30, 2016, compared to 16.4% in the same period of 2015. Our effective tax rate in 2016 has been impacted by the deferred tax asset valuation allowance that we recorded in 2015. Our tax provision for 2016 based upon taxable income was offset by an equal adjustment to our valuation allowance, which resulted in a tax rate of 0% applied to 2016 earnings. The $0.1 million of tax expense recorded in the six months ended June 30, 2016 results from adjustments to reserves for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings. Our effective tax rate for the six months ended June 30, 2015 differed from the statutory rate mainly due to a $1 million non-deductible NHTSA penalty incurred during the period.

Net Income

We recorded net income of $4.9 million, or $0.14 per share, for the six months ended June 30, 2016, compared to a net loss of $1.7 million, or $0.05 per share for the same period in 2015. Driving the increase in net income for the six months ended June 30, 2016 compared with the prior year were the factors discussed above.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. Previously, we reported sales of aftermarket parts and accessories related to our emergency response vehicles, motor home chassis and defense vehicles as part of our Specialty Chassis and Vehicles segment. As a result of a realignment of our operating segments completed during the second quarter of 2016, aftermarket parts and accessories related to emergency response vehicles are now included in the Emergency Response Vehicles segment. Segment results from prior periods are shown reflecting the change.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles and distributes related aftermarket parts and accessories.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico. This segment designs and manufactures walk-in vans and commercial truck bodies for the delivery and service market and distributes related aftermarket parts and accessories. This segment was formerly referred to as Delivery and Service Vehicles. There has been no change in the operations contained within this segment.

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and accessories.

For certain financial information related to each segment, see Note 8 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2016		2015
	Amount	%	Amount	%

Sales	$52,378	100.0%	$62,752	100.0%

Operating loss	(2,407)	(4.6)%	(909)	(1.4)%

	Six Months Ended June 30,
	2016		2015
	Amount	%	Amount	%

Sales	$93,516	100.0%	$107,555	100.0%

Operating loss	(6,074)	(6.5)%	(6,044)	(5.6)%

Segment assets	64,364		92,566

Comparison of the Three Month Periods Ended June 30, 2016 and 2015

Sales in our Emergency Response Vehicles segment were $52.4 million in the second quarter of 2016, compared to $62.8 million in 2015, a decrease of $10.4 million, or 16.6%, driven by lower unit sales volume in 2016. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $2.4 million in the second quarter of 2016, compared to $0.9 million in 2015, an increase of $1.5 million, or 166.7%. $1.7 million of this increase was due to a product recall charge recorded in 2016, $1.2 million was due to labor efficiencies experienced in 2015 resulting from two multi-unit orders that did not recur in 2016 and $0.7 million was due to the lower overall unit volume. These increases were partially offset by decreases of $1.5 million in 2016 due to a more favorable product mix and $0.6 million due to lower restructuring charges incurred in the second quarter of 2016 compared to the prior year.

Comparison of the Six Month Periods Ended June 30, 2016 and 2015

Sales in our Emergency Response Vehicles segment were $93.5 million for the six months ended June 30, 2016, compared to $107.6 million for the same period of 2015, a decrease of $14.1 million, or 13.1%, driven by lower unit volume in 2016. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $6.1 million for the six months ended June 30, 2016, compared to $6.0 million for the same period of 2015, an increase of $0.1 million, or 1.7%. $2.5 million of this increase was due to higher product recall and other warranty charges recorded in 2016, $1.2 million was due to labor efficiencies experienced in 2015 resulting from two multi-unit orders that did not recur in 2016, and $0.8 million was due to the lower overall unit volume experienced in 2016. These increases were partially offset by decreases of $2.1 million in 2016 due to a more favorable product mix, $1.4 million due to lower restructuring charges incurred in 2016, $0.7 million due to the NHTSA penalties incurred in 2015 and $0.2 million due to reduced operating expense as a result of a sales department reorganization enacted in 2016.

Fleet Vehicles and Services

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2016		2015
	Amount	%	Amount	%

Sales	$73,816	100.0%	$52,840	100.0%

Operating income	6,460	8.8%	3,293	6.2%

	Six Months Ended June 30,
	2016		2015
	Amount	%	Amount	%

Sales	$133,107	100.0%	$107,731	100.0%

Operating income	12,049	9.1%	5,943	5.5%

Segment assets	82,042		72,148

Comparison of the Three Month Periods Ended June 30, 2016 and 2015

Sales in our Fleet Vehicles and Services segment were $73.8 million in the second quarter of 2016, compared to $52.8 million in the second quarter of 2015, an increase of $21.0 million or 39.8% due to a $12.0 million increase in vehicle sales driven by higher unit volume and an $9.0 million increase in sales of aftermarket parts and accessories in the second quarter of 2016. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the first quarter of 2016 to the first quarter of 2015.

Operating income in our Fleet Vehicles and Services segment for the second quarter of 2016 was $6.5 million compared to $3.3 million in the second quarter of 2015, an increase of $3.2 million or 97.0%, driven by the increase in higher margin parts revenue in 2016.

Comparison of the Six Month Periods Ended June 30, 2016 and 2015

Sales in our Fleet Vehicles and Services segment were $133.1 million for the six months ended June 30, 2016, compared to $107.7 million for the same period of 2015, an increase of $25.4 million, or 23.6%, due to increases of $21.0 million in sales of aftermarket parts and accessories and $4.3 million in vehicle sales driven by higher unit volume in 2016. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing these periods.

Operating income for our Fleet Vehicles and Services segment was $12.0 million for the six months ended June 30, 2016, compared to $5.9 million for the same period of 2015, an increase of $6.1 million, or 103.4%, driven by the increase in higher margin parts revenue in 2016.

Specialty Chassis and Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2016		2015
	Amount	%	Amount	%

Sales	$36,343	100.0%	$29,232	100.0%

Operating income	3,073	8.5%	1,679	5.7%

	Six Months Ended June 30,
	2016		2015
	Amount	%	Amount	%

Sales	$69,640	100.0%	$57,910	100.0%

Operating income	4,553	6.5%	2,394	4.1%

Segment assets	28,852		26,342

Comparison of the Three Month Periods Ended June 30, 2016 and 2015

Sales in our Specialty Chassis and Vehicles segment were $36.3 million in the second quarter of 2016, compared to $29.2 million in the second quarter of 2015, an increase of $7.1 million or 24.3%. Sales of motor home chassis increased by $4.8 million in 2016, with $4.2 million due to higher unit volumes and $0.6 million due to pricing changes enacted in the second quarter. Sales of other specialty chassis increased by $2.3 million in 2016 due to higher unit volumes. Other than the motor home pricing, there were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2016 to the first quarter of 2015.

Operating income for our Specialty Chassis and Vehicles segment for the second quarter of 2016 was $3.1 million, compared to $1.7 million in the second quarter of 2015, an increase of $1.4 million, or 82.4%. $0.9 million of this increase was due to the higher sales of other specialty vehicles in the second quarter of 2016, $0.6 million was due to the motor home pricing changes enacted in 2016 and $0.5 million of the increase was due to the NHTSA penalty recorded in the second quarter of 2015, which did not recur in 2016. These increases were partially offset by a $0.6 million increase in Selling, general and administrative expense in 2016, driven in equal parts by higher marketing spending and an increase in bad debt reserves.

Comparison of the Six Month Periods Ended June 30, 2016 and 2015

Sales in our Special Chassis and Vehicles segment were $69.6 million for the six months ended June 30, 2016, compared to $57.9 million for the same period of 2015, an increase of $11.7 million, or 20.2%. $7.2 million of the increase was due to higher motor home unit volume in 2016, while motor home pricing changes enacted in the second quarter of 2016 accounted for $0.6 million of the increase. Sales of other specialty chassis and vehicles increased by $4.2 million, driven by higher unit volumes in 2016, while sales of aftermarket parts and assemblies decreased by $0.3 million in 2016 due to lower unit volumes. Other than the motor home pricing, there were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income for our Specialty Chassis and Vehicles segment was $4.6 million for the six months ended June 30, 2016, compared to $2.4 million for the same period of 2015, an increase of $2.2 million, or 91.7%. $1.5 million of this increase was due to the higher sales volumes experienced in 2016, $1.4 million of the increase was due to the NHTSA penalty that was recorded in 2015 and did not recur in 2016, while $0.6 million of the increase was due to the motor home pricing discussed above. These increases were partially offset by a $0.5 million increase in general warranty expenses recorded during 2016, with the remainder of the change due to increased General and administrative expense in 2016, primarily accruals for bad debt.

Financial Condition

Balance Sheet at June 30, 2016 compared to December 31, 2015

Cash increased by $7.1 million, or 21.6%, to $39.8 million at June 30, 2016 from $32.7 million at December 31, 2015. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first six months of 2016.

Accounts receivable increased by $13.0 million, or 23.0%, to $69.6 million at June 30, 2016, compared to $56.6 million at December 31, 2015, due to higher sales volume in the latter half of the second quarter of 2016 compared to sales in the latter half of the fourth quarter of 2015.

Accounts payable increased by $11.3 million, or 41.5%, to $38.7 million at June 30, 2016 compared to $27.3 million at December 31, 2015 due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued compensation and related taxes increased by $2.5 million, or 28.5%, to $11.2 million at June 30, 2016 from $8.7 million at December 31, 2015, mainly due to an increase in incentive compensation accruals as a result of the first and second quarter financial performance.

Deposits from customers increased by $5.5 million, or 42.2%, to $18.6 million at June 30, 2016 compared to $13.1 million at December 31, 2015 due to more prepayments received than applied to invoices at our Emergency Response Vehicles segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $7.1 million to $39.8 million at June 30, 2016, compared to $32.7 million at December 31, 2015. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the six months ended June 30, 2016, we generated $16.7 million of cash from operating activities, which represents a $20.1 million increase from the $3.4 million of cash that was used by operations for the six months ended June 30, 2015. The increase in cash generated in 2016 results from our improved financial performance compared to the prior year along with changes in working capital, particularly increases in accounts payable and customer deposits.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2016. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $5.8 million in investing activities in the first six months of 2016, a $3.5 million increase compared to the $2.3 million utilized in the first six months of 2015. This increase is mainly the result of the construction of our new assembly plant in Charlotte, Michigan as well as increased investment in our Bristol, Indiana facility as part of our relocation of truck body production for the Fleet Vehicles and Services segment to this location from our former Wakarusa, Indiana location.

During the remainder of 2016, we expect to make additional cash capital investments of $10.0 million to $11.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations along with approximately $5.0 million to $5.5 million for the new assembly plant in Charlotte, Michigan to be used for the manufacture of Isuzu F-Series trucks.

Cash Flow from Financing Activities

We utilized $3.9 million of cash in financing activities during the first six months of 2016, compared to $2.3 million in the first six months of 2015. This increase is primarily due to the repurchase of 421,692 shares of common stock at a total cost of $2.0 million in the second quarter of 2016.

Working Capital

Our working capital was as follows (in thousands):

	June 30, 2016	December 31, 2015	Change

Current assets	$174,401	$155,137	$19,264

Current liabilities	91,859	72,373	19,486

Working capital	$82,542	$82,764	$(222)

The change in our working capital at June 30, 2016 from December 31, 2015, results from changes in cash and accounts receivable, which were partially offset by increases in accounts payable, accrued compensation, and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Through December 31, 2015, we recorded charges totaling $1.2 million to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the six months ended June 30, 2016. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

Debt

Effective December 31, 2014, we amended and restated our Credit Agreement dated as of November 30, 2009 (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo and JPMorgan Chase Bank, N.A. (the "Lenders"). As amended and restated, we may borrow up to $70 million from the Lenders under a three-year unsecured revolving credit facility. Under the terms of the amended and restated Credit Agreement, we may request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The amended and restated Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. As amended and restated, the credit facility matures December 31, 2017, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2019. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. We had no drawings against this credit line as of June 30, 2016 or December 31, 2015. During the quarter ended June 30, 2016, our revolving credit facility was utilized, and will continue to be utilized in future quarters, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 4, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements.

At June 30, 2016 we had $5.0 million of 5.46% Series B Senior Notes outstanding with Prudential Investment Management, Inc., with principal due December 1, 2016. We plan to fund the December 1, 2016 principal payment with borrowings available under our primary line of credit agreement pursuant to the Credit Agreement described above. Accordingly, this debt is classified as long-term at June 30, 2016.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At June 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $1.1 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $49.9 million at June 30, 2016 and $36.5 million at December 31, 2015. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; and restrict substantial asset sales. At June 30, 2016, we were in compliance with all debt covenants, and, based on our current outlook for 2016, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of June 30, 2016 due and payable over the next five years.

Equity Securities

In October 2011, our Board of Directors authorized the re-purchase of up to 1.0 million shares of our common stock. In April 2016, our Board of Directors authorized the re-purchase of up to 1.0 million additional shares of our common stock, and terminated the October 2011 authorization effective June 30, 2016. During the quarter ended June 30, 2016, we repurchased 421,692 shares at a total cost of $2.0 million under the October 2011 authorization. At June 30, 2016 there remains 1.0 million shares available for repurchase under the 2016 authorization.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On April 28, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 23, 2016 to shareholders of record on May 19, 2016.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At June 30, 2016 and December 31, 2015, all of our goodwill relates to our Fleet Vehicles and Services reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

The date of our most recently completed annual impairment testing was October 1, 2015. We performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. Based on the results of the first step of our two-step impairment test we determined that the fair value of our Fleet Vehicles and Services reporting unit exceeded its carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

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

Since October 1, 2015, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Fleet Vehicles and Services reporting unit or our indefinite-lived intangible asset below their respective carrying costs.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2016, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2016. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized the repurchase of up to a total of 1.0 million shares of our common stock in open market transactions through June 30, 2016, contingent upon market conditions. During the quarter ended June 30, 2016, 421,692 shares were repurchased under this authorization.

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At June 30, 2016 there were 1.0 million shares remaining under this repurchase authorization.

During the quarter ended June 30, 2016 there were 12,881 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 to April 30	423,902	$4.74	414,892	1,203,108
May 1 to May 31	10,671	5.24	6,800	1,196,308
June 1 to June 30	-	-	-	1,000,000
Total	434,573	$4.75	421,692	1,000,000

(1)

Includes 9,010 and 3,871 shares during April and May, respectively, which were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorizations disclosed above.

(2)

This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 and October 19, 2011 Board authorizations described above. Because the October 19, 2011 Board authorization expired June 30, 2016, it is not reflected in the numbers shown for June 1 to June 30, 2016 or the Total.

Item 5.	Other Information

The decision was made to more closely align Chief Financial Officer and Treasurer, Frederick J. Sohm’s compensation to the competitive range determined by an independent benchmarking study of our peer companies completed in January 2015. On August 3, 2016, our Board of Directors, acting upon the recommendation of the Human Resources and Compensation Committee, approved an increase in the annual base salary of Mr. Sohm, to $300,000, effective August 1, 2016.

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

Date: August 4, 2016	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document