Form 10-Q
period 2016-09-30
SPARTAN MOTORS INC
filed 2016-11-03
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2016.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2016
Common stock, $.01 par value	34,403,373 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2016	December 31,
	(Unaudited)	2015
ASSETS
Current assets:
Cash and cash equivalents	$39,986	$32,701
Accounts receivable, less allowance of $412 and $130	70,482	56,617
Inventories, net	67,960	60,558
Income taxes receivable	696	1,755
Other current assets	3,044	3,506
Total current assets	182,168	155,137

Property, plant and equipment, net	50,998	47,320
Goodwill	15,961	15,961
Intangible assets, net	6,562	7,093
Deferred income taxes, net	3,313	644
Other assets	2,246	1,996
TOTAL ASSETS	$261,248	$228,151

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$44,140	$27,318
Accrued warranty	18,673	16,610
Accrued customer rebates	1,760	2,681
Accrued compensation and related taxes	12,217	8,684
Deposits from customers	17,546	13,095
Other current liabilities and accrued expenses	5,719	3,922
Current portion of long-term debt	5,065	63
Total current liabilities	105,120	72,373

Long-term debt, less current portion	90	5,124
Other non-current liabilities	2,467	2,163
Total liabilities	107,677	79,660
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,419 and 34,271 outstanding	344	343
Additional paid in capital	76,678	76,472
Retained earnings	77,205	72,326
Total Spartan Motors, Inc. shareholders’ equity	154,227	149,141
Non-controlling interest	(656)	(650)
Total shareholders’ equity	153,571	148,491
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$261,248	$228,151

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Sales	$148,664	$136,572	$444,927	$409,767
Cost of products sold	130,571	123,755	390,206	367,520
Restructuring charges	83	9	83	464
Gross profit	18,010	12,808	54,638	41,783

Operating expenses:
Research and development	1,377	454	4,408	3,087
Selling, general and administrative	13,820	12,359	41,782	39,202
Restructuring charges	221	453	788	1,965
Total operating expenses	15,418	13,266	46,978	44,254

Operating income (loss)	2,592	(458)	7,660	(2,471)

Other income (expense):
Interest expense	(112)	(91)	(314)	(293)
Interest and other income (expense)	151	(36)	305	121
Total other income (expense)	39	(127)	(9)	(172)

Income (loss) before taxes	2,631	(585)	7,651	(2,643)

Taxes	(113)	5,234	(11)	4,896

Net income (loss)	2,744	(5,819)	7,662	(7,539)

Less: net loss attributable to non-controlling interest	(1)	(1)	(6)	(17)

Net income (loss) attributable to Spartan Motors Inc.	$2,745	$(5,818)	$7,668	$(7,522)

Basic net earnings (loss) per share	$0.08	$(0.17)	$0.22	$(0.22)

Diluted net earnings (loss) per share	$0.08	$(0.17)	$0.22	$(0.22)

Basic weighted average common shares outstanding	34,439	33,885	34,406	33,806
Diluted weighted average common shares outstanding	34,439	33,885	34,406	33,806

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$7,662	$(7,539)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	5,742	5,447
Gain on disposal of assets	(24)	(22)
Impairment of assets	406	2,234
Accruals for warranty	9,790	7,299
Tax benefit related to stock incentive plan transactions	1	-
Deferred income taxes	(2,670)	3,150
Stock based compensation related to stock awards	1,280	1,050
Decrease (increase) in operating assets:
Accounts receivable	(13,865)	(20,159)
Inventories	(7,402)	(7,370)
Income taxes receivable	1,059	1,696
Other assets	462	760
Increase (decrease) in operating liabilities:
Accounts payable	16,822	16,161
Cash paid for warranty repairs	(7,727)	(5,297)
Accrued customer rebates	(921)	1,367
Accrued compensation and related taxes	3,533	957
Deposits from customers	4,451	(479)
Other current liabilities and accrued expenses	1,797	(2,117)
Taxes on income	58	932
Total adjustments	12,792	5,609
Net cash provided by (used in) operating activities	20,454	(1,930)

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,299)	(3,603)
Proceeds from sale of property, plant and equipment	25	205
Net cash used in investing activities	(9,274)	(3,398)

Cash flows from financing activities:
Borrowings under credit facilities	-	15,244
Payments on credit facilities	-	(15,244)
Purchase and retirement of common stock	(2,000)	-
Payment of dividends	(1,725)	(1,713)
Proceeds from long-term debt	10	-
Payments on long-term debt	(42)	(44)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(137)	(436)
Cash related to tax impact of stock incentive plan transactions	(1)	-
Payment of contingent consideration on acquisition	-	(162)
Net cash used in financing activities	(3,895)	(2,355)

Net increase (decrease) in cash and cash equivalents	7,285	(7,683)
Cash and cash equivalents at beginning of period	32,701	28,570
Cash and cash equivalents at end of period	$39,986	$20,887

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2015	34,271	$343	$76,472	$72,326	$(650)	$148,491

Issuance of common stock and the tax impact of stock incentive plan transactions	13	-	(137)	-	-	(137)

Issuance of restricted stock, net of cancellation	557	5	(5)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,280	-	-	1,280

Purchase and retirement of common stock	(422)	(4)	(932)	(1,064)		(2,000)

Dividends declared and paid ($0.05 per share)	-	-	-	(1,725)	-	(1,725)

Net income (loss)	-	-	-	7,668	(6)	7,662

Balance at September 30, 2016	34,419	$344	$76,678	$77,205	$(656)	$153,571

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

These unaudited condensed consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete consolidated financial statements. In the opinion of management, the accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2016, the results of operations for the three and nine month periods ended September 30, 2016 and the cash flows for the nine month period ended September 30, 2016, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

The results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our fixed and variable rate debt instruments approximate their fair value at September 30, 2016 and December 31, 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Recently issued accounting standards

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2016-15 on our consolidated financial statements.

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

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2016	2015
Finished goods	$11,263	$16,812
Work in process	19,235	11,691
Raw materials and purchased components	40,801	35,285
Reserve for slow-moving inventory	(3,339)	(3,230)
Total inventory	$67,960	$60,558

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $4,125 and $2,857 at September 30, 2016 and December 31, 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 3 – RESTRUCTURING

During the three and nine months ended September 30, 2016 and 2015, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations. Restructuring charges incurred in 2015 also included costs related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities.

Restructuring charges included in our Consolidated Statements of Operations for the three and nine month periods ended September 30, 2016 and 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Cost of products sold
Inventory impairment	$-	$9	$-	$290
Production relocation	83	-	83	174
Total cost of products sold	83	9	83	464

General and Administrative
Manufacturing process reengineering	221	453	788	1,965
Total restructuring	$304	$462	$871	$2,429

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At September 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $1,150 and $1,337 related to certain emergency response vehicle contracts and our workers compensation insurance.

At September 30, 2016, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, other than the Spartan-Gimaex dissolution discussion below, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $3,043 and $3,795 outstanding on our revolving credit line at September 30, 2016 and December 31, 2015. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
Balance of accrued warranty at January 1	$16,610	$9,237
Warranties issued during the period	3,733	3,413
Cash settlements made during the period	(7,727)	(5,297)
Changes in liability for pre-existing warranties during the period, including expirations	6,057	3,886)
Balance of accrued warranty at September 30	$18,673	$11,239

Changes in liability for pre-existing warranties during the nine months ended September 30, 2016 include $3,968 for campaigns and recalls outside of our normal warranty programs and $2,089 for changes in the estimated liability for existing warranties resulting from newly available claim data.

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Through December 31, 2015, we recorded charges totaling $1,217 to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the nine months ended September 30, 2016. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

NOTE 5 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share (“EPS”) calculation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Basic weighted average common shares outstanding	34,439	33,885	34,406	33,806

Effect of dilutive stock options	-	-	-	-
Diluted weighted average common shares outstanding	34,439	33,885	34,406	33,806

Anti-dilutive stock awards:
Restricted stock	-	405	-	408
Stock options	-	-	-	-
	-	405	-	408

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (Stock option awards) weighted average common shares outstanding.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 6 – TAXES

Our effective tax rate was -4.3% and -0.1% for the three and nine month periods ended September 30, 2016. Our effective tax rate in 2016 was impacted by a valuation allowance recorded in 2015 against substantially all of our deferred tax assets. We continue to anticipate the need for this valuation allowance in 2016. We expect that any tax provision or benefit that we record in 2016 based upon taxable income or loss will be offset by an equal adjustment to our valuation allowance. As a result, our tax provision for the three and nine months ended September 30, 2016 does not include a current year federal tax expense, but consists of state income taxes, adjustments to reserves for uncertain tax positions and a true-up of certain prior year tax provisions to the amount of tax anticipated to be paid based on the actual filing. Our effective rates for the three and nine months ended September 30, 2015 were -894.5% and -185.2%, and differed from the statutory rates due to the valuation allowance recorded during the quarter ended September 30, 2015.

NOTE 7 – SHAREHOLDERS’ EQUITY

In October 2011, our Board of Directors authorized the re-purchase of up to 1,000 shares of the Company’s common stock. In April 2016, our Board of Directors authorized the re-purchase of up to 1,000 additional shares of our common stock, and terminated the October 2011 authorization effective June 30, 2016. The following tables represent our open market purchases of our common stock during the three and nine months ended September 30, 2016.

Three months ended September 30,
Share purchase programs			2016		2015
Authorized amount (shares)	Date approved by board	Program termination date	Shares purchased	Purchase value	Shares purchased	Purchase value
1,000	October, 2011	June 30, 2016	-	$-	-	$-
1,000	April, 2016	N/A	-	$-	-	$-

			Nine months ended September 30,
Share purchase programs			2016		2015
Authorized amount (shares)	Date approved by board	Program termination date	Shares purchased	Purchase value	Shares purchased	Purchase value
1,000	October, 2011	June 30, 2016	422	$2,000	-	$-
1,000	April, 2016	N/A	-	$-	-	$-

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

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico, and focuses on designing and manufacturing walk-in vans for the delivery and service market, the production of commercial truck bodies and the distribution of related aftermarket parts and accessories. This segment was formerly referred to as Delivery and Service Vehicles; however, there has been no change in the operations contained within this segment.

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

Three Months Ended September 30, 2016

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$40,185	$-	$-	$-	$40,185
Fleet vehicle sales	-	57,422	-	-	57,422
Motor home chassis sales	-	-	22,344	-	22,344
Other specialty chassis and vehicle sales	-	-	4,091	-	4,091
Aftermarket parts and accessories sales	1,934	20,537	2,151	-	24,622

Total sales	$42,119	$77,959	$28,586	$-	$148,664

Depreciation and amortization expense	$217	$874	$125	$962	$2,178
Operating income (loss)	(3,837)	9,598	852	(4,021)	2,592
Capital expenditures	387	140	2,439	539	3,505

Three Months Ended September 30, 2015

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$42,030	$-	$-	$-	$42,030
Fleet vehicle sales	-	45,526	-	-	45,526
Motor home chassis sales	-	-	32,367	-	32,367
Other specialty chassis and vehicle sales	-	-	2,388	-	2,388
Aftermarket parts and accessories sales	1,637	8,711	3,913	-	14,261

Total sales	$43,667	$54,237	$38,668	$-	$136,572

Depreciation and amortization expense	$263	$928	$105	$576	$1,872
Operating income (loss)	(5,627)	4,064	2,412	(1,307)	(458)
Capital expenditures	119	200	260	549	1,128

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Nine Months Ended September 30, 2016

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$130,080	$-	$-	$-	$130,080
Fleet vehicle sales	-	154,774	-	-	154,774
Motor home chassis sales	-	-	73,254	-	73,254
Other specialty chassis and vehicle sales	-	-	16,722	-	16,722
Aftermarket parts and accessories sales	5,555	56,292	8,250	-	70,097

Total sales	$135,635	$211,066	$98,226	$-	$444,927

Depreciation and amortization expense	$636	$2,586	$363	$2,157	$5,742
Operating income (loss)	(9,911)	21,647	5,405	(9,481)	7,660
Segment assets	75,086	76,818	32,391	76,953	261,248
Capital expenditures	1,070	1,760	4,690	1,779	9,299

Nine Months Ended September 30, 2015

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Other	Consolidated

Emergency response vehicle sales	$146,485	$-	$-	$-	$146,485
Fleet vehicle sales	-	138,596	-	-	138,596
Motor home chassis sales	-	-	75,430	-	75,430
Other specialty chassis and vehicle sales	-	-	10,829	-	10,829
Aftermarket parts and accessories sales	4,737	23,371	10,319	-	38,427

Total sales	$151,222	$161,967	$96,578	$-	$409,767

Depreciation and amortization expense	$707	$2,732	$299	$1,709	$5,447
Operating income (loss)	(11,671)	10,006	4,806	(5,612)	(2,471)
Segment assets	84,758	83,945	34,129	45,653	248,485
Capital expenditures	885	706	577	1,435	3,603

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 9 – SUBSEQUENT EVENTS

On October 31, 2016, we repaid the $5,000 principal outstanding on our Series B Senior Notes due December 1, 2016, with cash on hand.

On October 31, 2016, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part, which may limit our available borrowings under our line of credit. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2021. We had no drawings against this credit line as of September 30, 2016 or December 31, 2015.

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

Executive Overview

●	Revenue of $148.7 million in the third quarter of 2016, an increase of 8.9% compared to $136.6 million in the third quarter of 2015.
●	Gross profit of $18.0 million in the third quarter of 2016, an increase of 40.6% compared to $12.8 million in the third quarter of 2015.
●	Gross Margin of 12.1% in the third quarter of 2016, compared to 9.4% in in the third quarter of 2015.
●	Operating expense of $15.4 million, or 10.4% of sales in the third quarter of 2016, compared to $13.3 million or 9.7% of sales in the third quarter of 2015.
●	Operating income of $2.6 million in the third quarter of 2016, compared to operating loss of $0.5 million in the third quarter of 2015.
●	Income tax benefit of $0.1 million in the third quarter of 2016, compared to $5.2 million expense in the third quarter of 2015.
●	Net income of $2.7 million in the third quarter of 2016, compared to net loss of $5.8 million in the third quarter of 2015.
●	Earnings per share of $0.08 in the third quarter of 2016, compared to a loss of $0.17 per share in the third quarter of 2015.
●	Cash balance of $40.0 million at September 30, 2016, an increase of $7.3 million, or 22.3% compared to $32.7 million at December 31, 2015.
●	Order backlog of $272.1 million at September 30, 2016, a decrease of $3.2 million, or 1.2% from our backlog of $275.3 million at September 30, 2015.

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

●

The award of a $3.6 million contract from the United States Postal Service to build fully functional prototypes for the Next Generation Delivery Vehicle Program further validating our focus on and investments in engineering, forward-looking technology and world-class manufacturing.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Sales	100.0	100.0	100.0	100.0
Cost of products sold	87.8	90.6	87.7	89.7
Restructuring charge	0.1	0.0	0.0	0.1
Gross profit	12.1	9.4	12.3	10.2
Operating expenses:
Research and development	0.9	0.3	1.0	0.8
Selling, general and administrative	9.3	9.0	9.4	9.5
Restructuring charge	0.1	0.3	0.2	0.5
Operating income (loss)	1.7	(0.3)	1.7	(0.6)
Other income (expense), net	0.0	(0.1)	0.0	0.0
Income (loss) before taxes	1.8	(0.4)	1.7	(0.6)
Taxes	(0.1)	3.8	0.0	1.2
Net earnings (loss)	1.8	(4.3)	1.7	(1.8)

Quarter Ended September 30, 2016 Compared to the Quarter Ended September 30, 2015

Sales

For the quarter ended September 30, 2016, we reported consolidated sales of $148.7 million, compared to $136.6 million for the third quarter of 2015, an increase of $12.1 million or 8.9%. These results reflect increases in sales in our Fleet Vehicles and Services segment, which was partially offset by a decrease in sales in our Specialty Chassis and Vehicles and Emergency Response Vehicles segments. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $130.7 million in the third quarter of 2016, compared to $123.8 million in the third quarter of 2015, an increase of $6.9 million or 5.6%. This increase was mainly due to the higher sales volume in the third quarter of 2016 compared to the third quarter of 2015. As a percentage of sales, cost of products sold decreased to 87.9% in the third quarter of 2016, compared to 90.6% in the third quarter of 2015, driven by a more favorable product mix in 2016, which included a higher proportion of higher margin aftermarket parts and accessories revenue than the third quarter of 2015.

Gross Profit

Gross profit was $18.0 million for the third quarter of 2016, compared to $12.8 million for the third quarter of 2015, an increase of $5.2 million, or 40.6%. Gross margin increased to 12.1% from 9.4% over the same time period, mainly due to the favorable product mix experienced in the third quarter of 2016 compared to 2015.

Operating Expenses

Operating expense was $15.4 million for the third quarter of 2016, compared to $13.3 million for the third quarter of 2015, an increase of $2.1 million or 15.8%. Research and development expense in the third quarter of 2016 was $1.4 million, compared to $0.5 million in the third quarter of 2015, an increase of $0.9 million, or 180.0%, driven by headcount increases undertaken in order to improve our ability to enact product enhancements and develop new products across business units. Selling, general and administrative expense was $13.8 million in the third quarter of 2016, compared to $12.4 million in the third quarter of 2015, an increase of $1.4 million, or 11.3%. $1.6 million of this increase was due to higher incentive compensation expense recorded in 2016 based on financial results, while $0.6 million was due to higher legal and consulting spending in 2016 and $0.4 million was due to an increase in market development spending in 2016. These spending increases were partially offset by $1.2 million of the asset impairment charge recorded in 2015 that was charged to Selling, general and administrative. Restructuring charges were $0.2 million in the third quarter of 2016, compared to $0.5 million in the third quarter of 2015, a decrease of $0.3 million, or 60.0%, as a result of decreased spending on re-engineering in our Emergency Response Vehicles segment as projects are completed.

Taxes

Our effective tax rate was -4.3% for the three month period ended September 30, 2016. Our effective tax rate in the third quarter was impacted by a valuation allowance recorded in 2015 against substantially all of our deferred tax assets. We continue to anticipate the need for this valuation allowance in 2016. We expect that any tax provision or benefit that we record in 2016 based upon taxable income or loss will be offset by an equal adjustment to our valuation allowance. As a result, our tax provision for the three months ended September 30, 2016 does not include a current year federal tax expense, but consists of state income taxes, adjustments to reserves for uncertain tax positions and a true-up of certain prior year tax provisions to the amount of tax anticipated to be paid based on the actual filing. Our effective rate for the three months ended September 30, 2015 was -894.5% and differed from the statutory rates due to the valuation allowance recorded during the quarter ended September 30, 2015.

Net Income

We recorded net income of $2.7 million, or $0.08 per share, for the third quarter of 2016, compared to a net loss of $5.8 million, or $0.17 per share for the same period in 2015. Driving the increase in net income for the quarter ended September 30, 2016 compared with the prior year were the factors discussed above.

Order Backlog

At September 30, 2016, we had $272.1 million in backlog compared to $275.3 million at September 30, 2015, a decrease of $3.2 million or 1.2%. This decrease is mainly attributable to a $5.4 million decrease in our Fleet Vehicles and Services backlog and a $2.4 million decrease in our Specialty Chassis and Vehicles. These decreases were partially offset by a $4.6 million increase in our Emergency Response Vehicles backlog. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 12 months, for our Fleet Vehicles and Services segment over the next 5 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Nine months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

For the nine months ended September 30, 2016, we reported consolidated sales of $444.9 million, compared to $409.8 million for the same period in 2015, an increase of $35.1 million or 8.6%. These results reflect increases in sales in our Fleet Vehicles and Services and Specialty Chassis and Vehicles segments, which were partially offset by a decrease in sales in our Emergency Response Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $390.3 million in the nine months ended September 30, 2016, compared to $368.0 million in the same period of 2015, an increase of $22.3 million or 6.1%. This increase was mainly due to the higher sales volume in 2016 compared to 2015. As a percentage of sales, cost of products sold decreased to 87.7% in 2016, compared to 89.8% in 2015, primarily driven by a more favorable product mix in 2016, which included a higher proportion of higher margin aftermarket parts and accessories revenue than in 2015.

Gross Profit

Gross profit was $54.6 million for the nine months ended September 30, 2016, compared to $41.8 million for the same period of 2015, an increase of $12.8 million, or 30.6%. Gross margin increased to 12.3% from 10.2% over the same time period, mainly due to the higher proportion of higher margin aftermarket parts and accessories revenue experienced in 2016 compared to 2015.

Operating Expenses

Operating expense was $47.0 million for the nine months ended September 30, 2016, compared to $44.3 million for the same period of 2015, an increase of $2.7 million or 6.1%. Research and development expense in the nine months ended September 30, 2016 was $4.4 million, compared to $3.1 million in the same period of 2015, an increase of $1.3 million, or 41.9%, driven by headcount increases undertaken in order to improve our ability to enact product enhancements and improve product quality across business units. Selling, general and administrative expense was $41.8 million in the nine months ended September 30, 2016, compared to $39.2 million in the same period of 2015, an increase of $2.6 million, or 6.6%. Items contributing to the increase include $2.7 million for higher incentive compensation accruals in 2016 based on financial results, $1.2 million for increased marketing and trade show spending in 2016 and $0.9 million for increased legal, bad debt and other miscellaneous administrative expenses. These increases were partially offset by the $1.2 million recorded for asset impairments in 2015 and a $1.0 million NHTSA penalty recorded in 2015. Restructuring charges were $0.8 million in the nine months ended September 30, 2016, compared to $2.0 million in the same period of 2015, a decrease of $1.2 million, or 60.0%, as a result of decreased spending on re-engineering in our Emergency Response Vehicles segment as projects are completed.

Taxes

Our effective tax rate was -0.1% for the nine month period ended September 30, 2016. Our effective tax rate in 2016 was impacted by a valuation allowance recorded in 2015 against substantially all of our deferred tax assets. We continue to anticipate the need for this valuation allowance in 2016. We expect that any tax provision or benefit that we record in 2016 based upon taxable income or loss will be offset by an equal adjustment to our valuation allowance. As a result, our tax provision for the nine months ended September 30, 2016 does not include a current year federal tax expense, but consists of state income taxes, adjustments to reserves for uncertain tax positions and a true-up of certain prior year tax provisions to the amount of tax anticipated to be paid based on the actual filing. Our effective rate for the nine months ended September 30, 2015 was -185.2%, and differed from the statutory rates due to the valuation allowance recorded during the quarter ended September 30, 2015.

Net Income

We recorded net income of $7.7 million, or $0.22 per share, for the nine months ended September 30, 2016, compared to a net loss of $7.5 million, or $0.22 per share for the same period in 2015. Driving the increase in net income for the nine months ended September 30, 2016 compared with the prior year were the factors discussed above.

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

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%

Sales	$42,119	100.0%	$43,667	100.0%

Operating loss	(3,837)	(9.1)%	(5,627)	(12.9)%

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%

Sales	$135,635	100.0%	$151,222	100.0%

Operating loss	(9,911)	(7.3)%	(11,671)	(7.7)%

Segment assets	75,086		84,758

Comparison of the Three Month Periods Ended September 30, 2016 and 2015

Sales in our Emergency Response Vehicles segment were $42.1 million in the third quarter of 2016, compared to $43.7 million in 2015, a decrease of $1.6 million, or 3.7%, driven by lower unit sales volume in 2016. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $3.8 million in the third quarter of 2016, compared to $5.6 million in 2015, a decrease of $1.8 million, or 32.1%. $2.2 million of this decrease was due to the asset impairment that was recorded in the third quarter of 2015, while $0.2 million of the decrease was due to improved manufacturing performance resulting from the production outsourcing of certain products and an additional $0.2 million decrease was due to the reduction in restructuring charges incurred in 2016. These decreases were partially offset by an increase of $0.8 million due to higher warranty related charges recorded in the third quarter of 2016.

Comparison of the Nine Month Periods Ended September 30, 2016 and 2015

Sales in our Emergency Response Vehicles segment were $135.6 million for the nine months ended September 30, 2016, compared to $151.2 million for the same period of 2015, a decrease of $15.6 million, or 10.3%, driven by lower unit volume in 2016. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating loss for our Emergency Response Vehicles segment was $9.9 million for the nine months ended September 30, 2016, compared to $11.7 million for the same period of 2015, a decrease of $1.8 million, or 15.4%. $2.2 million of this decrease was due to the asset impairment recorded in 2015, $1.6 million of the decrease was due to a reduction in restructuring charges recorded in 2016, $0.7 million was due to the NHTSA fine recorded in 2015 and $0.4 million was due to savings from a sales department reorganization enacted in 2016. These savings were partially offset by a $3.1 million increase in warranty related charges recorded in 2016.

Fleet Vehicles and Services

Financial Data
(Dollars in Thousands)

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%

Sales	$77,959	100.0%	$54,237	100.0%

Operating income	9,598	12.3%	4,064	7.5%

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%

Sales	$211,066	100.0%	$161,967	100.0%

Operating income	21,647	10.3%	10,006	6.2%

Segment assets	76,818		83,945

Comparison of the Three Month Periods Ended September 30, 2016 and 2015

Sales in our Fleet Vehicles and Services segment were $78.0 million in the third quarter of 2016, compared to $54.2 million in the third quarter of 2015, an increase of $23.8 million or 43.9% due to a $12.0 million increase in aftermarket parts and accessories revenue and $11.8 million due to a change in mix of vehicle sales. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the third quarter of 2016 to the third quarter of 2015.

Operating income in our Fleet Vehicles and Services segment for the third quarter of 2016 was $9.6 million compared to $4.1 million in the third quarter of 2015, an increase of $5.5 million or 134.1%, driven by an increase in aftermarket parts and accessories sales in 2016.

Comparison of the Nine Month Periods Ended September 30, 2016 and 2015

Sales in our Fleet Vehicles and Services segment were $211.1 million for the nine months ended September 30, 2016, compared to $162.0 million for the same period of 2015, an increase of $49.1 million, or 30.3%, due to increases of $32.0 million in aftermarket parts and accessories revenue and $17.1 million in vehicle sales driven by higher unit volume in 2016. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing these periods.

Operating income for our Fleet Vehicles and Services segment was $21.6 million for the nine months ended September 30, 2016, compared to $10.0 million for the same period of 2015, an increase of $11.6 million, or 116.0%, driven by the increase in higher margin aftermarket parts and accessories revenue in 2016.

Specialty Chassis and Vehicles

Financial Data
(Dollars in Thousands)

	Three Months Ended September 30,
	2016		2015
	Amount	%	Amount	%

Sales	$28,586	100.0%	$38,668	100.0%

Operating income	852	3.0%	2,412	6.2%

	Nine Months Ended September 30,
	2016		2015
	Amount	%	Amount	%

Sales	$98,226	100.0%	$96,578	100.0%

Operating income	5,405	5.5%	4,806	5.0%

Segment assets	32,391		34,129

Comparison of the Three Month Periods Ended September 30, 2016 and 2015

Sales in our Specialty Chassis and Vehicles segment were $28.6 million in the third quarter of 2016, compared to $38.7 million in the third quarter of 2015, a decrease of $10.1 million or 26.1%. Sales of motor home chassis decreased by $10.0 million in 2016, with the majority of the decrease due to lower unit volume in 2016 and $0.3 million of the decrease due to pricing changes enacted in the third quarter of 2016. Sales of aftermarket parts and accessories decreased by $1.8 million in 2016. These decreases were partially offset by a $1.7 million increase in sales of other specialty chassis in 2016 due to higher unit volumes. Other than the motor home pricing, there were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2016 to the third quarter of 2015.

Operating income for our Specialty Chassis and Vehicles segment for the third quarter of 2016 was $0.9 million, compared to $2.4 million in the third quarter of 2015, a decrease of $1.5 million, or 62.5%. $0.3 million of this decrease was due to the motor home pricing changes enacted in the third quarter of 2016, while the remainder was driven by the lower sales volumes in the third quarter of 2016 as discussed above.

Comparison of the Nine Month Periods Ended September 30, 2016 and 2015

Sales in our Special Chassis and Vehicles segment were $98.2 million for the nine months ended September 30, 2016, compared to $96.6 million for the same period of 2015, an increase of $1.6 million, or 1.7%. $5.9 million of the increase was due to higher unit volume in other specialty chassis and vehicles in 2016, while motor home pricing changes enacted during 2016 accounted for $0.3 million of the increase (pricing change includes increases totaling $0.6 million during the first and second quarters and decreases totaling $0.3 million during the third quarter). These increases were partially offset by a $2.5 million decrease in sales of motor home chassis in 2016 attributable to lower unit volumes and a decrease of $2.1 million in sales of aftermarket parts and assemblies. Other than the motor home pricing discussed above, there were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Operating income for our Specialty Chassis and Vehicles segment was $5.4 million for the nine months ended September 30, 2016, compared to $4.8 million for the same period of 2015, an increase of $0.6 million, or 12.5%. $1.4 million of the increase was due to the NHTSA penalty that was recorded in 2015 and did not recur in 2016, while $0.3 million of the increase was due to the motor home pricing discussed above. These increases were partially offset by a $0.2 million increase in research and development expenses related to new product development in 2016, and a $0.9 million increase in sales and marketing costs in 2016.

Financial Condition

Balance Sheet at September 30, 2016 compared to December 31, 2015

Cash increased by $7.3 million, or 22.3%, to $40.0 million at September 30, 2016 from $32.7 million at December 31, 2015. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first nine months of 2016.

Accounts receivable increased by $13.9 million, or 24.6%, to $70.5 million at September 30, 2016, compared to $56.6 million at December 31, 2015, due to higher sales volume in the latter half of the third quarter of 2016 compared to sales in the latter half of the fourth quarter of 2015.

Inventory increased by $7.4 million or 12.2% to $68.0 million at September 30, 2016 compared to $60.6 million at December 31, 2015, as a result of an increase in work in process inventory driven by inspection delays in our Emergency Response Vehicles segment and increased sales volume in our Fleet Vehicles and Services segment. Days inventory outstanding decreased to 47 days in the third quarter of 2016, compared to 50 days in the fourth quarter of 2015, mainly due to the impact of the higher sales, along with higher cost of goods sold, during the third quarter of 2016 compared to the fourth quarter of 2015.

Income taxes receivable decreased by $1.1 million or 61.1% to $0.7 million at September 30, 2016 from $1.8 million at December 31, 2015 primarily due to recorded current year federal and state income tax liabilities.

Net deferred income tax assets increased by $2.7 million, or 450.0%, to $3.3 million at September 30, 2016 from $0.6 million at December 31, 2015 due to the reduction in the valuation allowance enabled by the current year tax expense.

Accounts payable increased by $16.8 million, or 61.5%, to $44.1 million at September 30, 2016 compared to $27.3 million at December 31, 2015 due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued warranty increased by $2.1 million, or 12.7%, to $18.7 million at September 30, 2016 from $16.6 million at December 31, 2015 due to additional accruals for various repair campaigns in 2016.

Accrued compensation and related taxes increased by $3.5 million, or 40.2%, to $12.2 million at September 30, 2016 from $8.7 million at December 31, 2015, mainly due to an increase in incentive compensation accruals as a result of our financial performance during the year.

Deposits from customers increased by $4.4 million, or 33.6%, to $17.5 million at September 30, 2016 compared to $13.1 million at December 31, 2015 due to more prepayments received than applied to invoices at our Emergency Response Vehicles segment. Deposits are made at the option of our customers and vary randomly from order to order.

Other current liabilities increased by $1.8 million, or 46.2%, to $5.7 million at September 30, 2016 compared to $3.9 million at December 31, 2015 mainly due to the timing of accruals for various expenses incurred but not yet invoiced.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $7.3 million to $40.0 million at September 30, 2016, compared to $32.7 million at December 31, 2015. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the nine months ended September 30, 2016, we generated $20.5 million of cash from operating activities, which represents a $22.4 million increase from the $1.9 million of cash that was used by operations for the nine months ended September 30, 2015. The increase in cash generated in 2016 results from our improved financial performance compared to the prior year along with changes in working capital, particularly increases in accounts payable and customer deposits, and accrued compensation.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2016. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $9.3 million in investing activities in the first nine months of 2016, a $5.9 million increase compared to the $3.4 million utilized in the first nine months of 2015. This increase is mainly the result of expenditures of $4.6 million for the construction of our new assembly plant in Charlotte, Michigan as well as $1.2 million invested in our Bristol, Indiana facility as part of our relocation of truck body production for the Fleet Vehicles and Services segment to this location from our former Wakarusa, Indiana location.

During the remainder of 2016, we expect to make additional cash capital investments of $4.0 million to $5.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and approximately $2.0 million to $2.5 million for the new assembly plant in Charlotte, Michigan to be used for the manufacture of Isuzu F-Series trucks.

Cash Flow from Financing Activities

We utilized $3.9 million of cash in financing activities during the first nine months of 2016, compared to $2.4 million in the first nine months of 2015. This increase is primarily due to the repurchase of 421,692 shares of common stock at a total cost of $2.0 million in the second quarter of 2016.

Working Capital

Our working capital was as follows (in thousands):

	September 30, 2016	December 31, 2015	Change

Current assets	$182,168	$155,137	$27,031
Current liabilities	105,055	72,373	32,682
Working capital	$77,113	$82,764	$(5,651)

The change in our working capital at September 30, 2016 from December 31, 2015, results from changes in cash, accounts receivable and inventory, which were partially offset by increases in accounts payable, accrued compensation, and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. Through December 31, 2015, we recorded charges totaling $1.2 million to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the nine months ended September 30, 2016. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

Debt

On October 31, 2016, we entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. We had no drawings against this credit line as of September 30, 2016 or December 31, 2015. During the quarter ended September 30, 2016, our revolving credit facility was utilized, and will continue to be utilized in future quarters, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 4, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements.

At September 30, 2016 we had $5.0 million of 5.46% Series B Senior Notes outstanding with Prudential Investment Management, Inc., with principal due December 1, 2016. We repaid the $5.0 million outstanding balance on the Series B Senior Notes on October 31, 2016 utilizing cash on hand.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At September 30, 2016 and December 31, 2015, we had outstanding letters of credit totaling $1.1 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $50.9 million at September 30, 2016 and $36.5 million at December 31, 2015. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At September 30, 2016, we were in compliance with all debt covenants, and, based on our current outlook for 2016, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of September 30, 2016 due and payable over the next five years.

Equity Securities

In October 2011, our Board of Directors authorized the re-purchase of up to 1.0 million shares of our common stock. In April 2016, our Board of Directors authorized the re-purchase of up to 1.0 million additional shares of our common stock, and terminated the October 2011 authorization effective June 30, 2016. During the quarter ended June 30, 2016, we repurchased 421,692 shares at a total cost of $2.0 million under the October 2011 authorization. At September 30, 2016 there remains 1.0 million shares available for repurchase under the 2016 authorization.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On November 2, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on December 15, 2016 to shareholders of record on November 15, 2016.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At September 30, 2016 and December 31, 2015, all of our goodwill relates to our Fleet Vehicles and Services reportable segment, which was also determined to be a reporting unit for goodwill impairment testing.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2016, we had no debt outstanding under our variable rate short-term and long-term debt agreements. Therefore, an increase of 1% in interest rates would not have a material adverse effect on our financial position or results of operations. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2016. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At September 30, 2016 there were 1.0 million shares remaining under this repurchase authorization.

During the quarter ended September 30, 2016 there were 1,666 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 to July 31	1,666	$8.09	-	1,000,000
August 1 to August 31	-	-	-	1,000,000
September 1 to September 30	-	-	-	1,000,000
Total	1,666	$8.09	-	1,000,000

Item 5.	Other Information

On October 31, 2016, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20 million and swing line loans of up to $15 million, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part, which may limit our available borrowings under our line of credit. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of December 31, 2021. The Credit Agreement is filed as Exhibit 10.1 to this 10-Q.

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

10.1	Second Amended and Restated Credit Agreement, dated October 31, 2016, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 3, 2016	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Second Amended and Restated Credit Agreement, dated October 31, 2016, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document