Form 10-K
period 2016-12-31
SPARTAN MOTORS INC
filed 2017-03-03
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2016

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act

Title of Class Common Stock, $.01 Par Value	Name of Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

The aggregate market value of the registrant’s voting stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter: $207,813,677.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 27, 2017: 34,385,986 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 24, 2017 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, are incorporated by reference in Part III.

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

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana, along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico. In addition, as a result of a recent acquisition described below, we now also have facilities in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and a second location in Ephrata, Pennsylvania.

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

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K.

On January 1, 2017, Spartan USA acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. When used in this Annual Report on Form 10-K, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania and will be operated as part of our Emergency Response Vehicles segment.

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

Emergency Response Vehicles Segment

Our Emergency Response Vehicles segment consists of the emergency response chassis and vehicle operations at our Charlotte, Michigan location and the Spartan ERV operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. Beginning in 2017, the Spartan ERV operations will also include the Smeal operations in Snyder and Neligh, Nebraska, Delavan, Wisconsin and Ephrata, Pennsylvania. This segment engineers and manufactures emergency response chassis, emergency response bodies and aerial equipment, and distributes related aftermarket parts and accessories. The emergency response chassis operations of Spartan USA involve the design and manufacture of custom chassis for emergency response vehicles. Our Spartan ERV division specializes in the manufacture of aerial ladders and emergency response vehicle bodies which are mounted on custom chassis manufactured by Spartan, commercial chassis or other custom chassis. Sales from the Emergency Response Vehicles segment represented 31.0%, 35.1% and 37.5% of our consolidated sales for the years ended December 31, 2016, 2015 and 2014.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. The addition of Smeal will place Spartan among the four largest North American fire apparatus manufacturers. Spartan Motors markets its emergency response vehicles throughout the U.S. and Canada, as well as in select markets in South America and Asia. The Emergency Response Vehicles segment employed 1,080 associates in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin and Ephrata, Pennsylvania as of January 31, 2017, 4 of which were contracted employees.

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

Over the past few years, Spartan USA has introduced innovations on our emergency response chassis such as: our Spartan Select and 180 truck programs, designed to provide the custom apparatus that emergency response professionals need with unprecedented order-to-delivery cycle times as short as 180 days; our Intelligent Backup Camera system, which can distinguish moving from stationary objects and detect when the apparatus is in close proximity to a wall, another truck or a person; Mobile Gateway, which provides an extensive group of connectivity features - even if the communications infrastructure is compromised or down; heated roll down side glass; optimized engine tunnel; and a new fire truck cab interior configuration, which provides additional space and comfort in both the driver and officer positions, improved shoulder harness accessibility, increased interior volume and a 45% reduction in in-cab noise levels when traveling at 45 mph.

Emergency Response Vehicles

We engineer and manufacture emergency response vehicles and apparatus utilizing custom and commercial chassis through our Spartan USA subsidiary. We market these products through a network of dealers throughout North America, and in select markets in South America and Asia under the Spartan ERV brand and, beginning in 2017 under the Smeal, Ladder Tower Company and U.S. Tanker brands. Our product lines include pumpers and aerial fire apparatus, heavy- and light-duty rescue units, tankers and quick attack units. We are recognized in the industry for our innovative design and engineering, with signature features such as Tubular Stainless Steel body structure (known as the Tri-MaxTM body frame), Vibra-TorqTM mounting system, and Smart Access pump panels that are designed to offer the safety, reliability and durability that firefighters need to get the job done.

Aerial Ladders

We engineer, manufacture and market aerial ladder components for fire trucks under the Spartan ERV brand and, beginning in 2017 through our Smeal and Ladder Tower Company brands. Our aerial products are produced through our Spartan USA operations in Snyder, Nebraska and Ephrata, Pennsylvania, which have developed a full line of aerial products.

Aftermarket Parts and Accessories

The aftermarket parts and accessories operation of Spartan USA supplies aftermarket repair parts and accessories along with limited servicing and refurbishment for our products in the emergency response vehicles market.

Fleet Vehicles and Services Segment

We manufacture fleet vehicles used in the parcel delivery, mobile retail, and trades and construction industries through our Bristol, Indiana operations. Our fleet vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and also sells aftermarket parts and accessories and customer specific up-fit equipment for walk-in vans and other delivery vehicles. Sales from our Fleet Vehicles and Services segment represented 47.1%, 41.4% and 41.5% of our consolidated sales for the years ended December 31, 2016, 2015 and 2014, respectively. Our Fleet Vehicles and Services segment employed 920 associates at our Bristol, Indiana facility, as of January 31, 2017, of which 78 were contracted employees.

Our Fleet Vehicles and Services sales and distribution efforts are designed to sell to national, fleet and commercial dealer accounts within these niches under the Aeromaster®, Trademaster®, Metromaster® and Utilivan® brand names. We market our fleet vehicles throughout the U.S. and Canada.

The principal types of commercial vehicles we manufacture are walk-in vans, cutaway vans and truck bodies. Walk-in vans are assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab. Walk-in vans are sold under the Aeromaster® brand, and are typically used in multi-stop applications that include the delivery of packages, the distribution of food products and the delivery of uniforms/linens. Cutaway vans are installed on “cutaway” van chassis, and are sold under the Utilimaster, Utilivan®, Metromaster® and Trademaster® brand names. Cutaway bodies are primarily used for local delivery of parcels, freight and perishable food. Truck bodies are installed on a chassis that is supplied with a finished cab. Our truck bodies are typically fabricated with pre-painted panels, aerodynamic front and side corners, hardwood floors and various door configurations to accommodate end-user loading and unloading requirements. Our truck bodies are sold under the Utilimaster brand name and are used for diversified dry freight transportation. In addition to vehicles, our Fleet Vehicles and Services segment sells aftermarket parts and accessories for its walk-in vans and truck bodies and sells and installs up-fit equipment for walk-in vans and other delivery vehicles. In the years ended December 31, 2016, 2015 and 2014, interior equipment up fitting and aftermarket parts sales represented 25.9%, 14.9% and 10.2% of the Fleet Vehicles and Services segment sales.

Specialty Chassis and Vehicles segment

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and accessories. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and accessories. Sales from our Specialty Chassis and Vehicles segment represented 21.9%, 23.5% and 21.0% of our consolidated sales for the years ended December 31, 2016, 2015 and 2014. The Specialty Chassis and Vehicles segment employed 323 associates (all in Charlotte, Michigan) as of January 31, 2017, of which 37 were contracted employees.

Motor Home Chassis

We custom manufacture chassis to the individual specifications of our motor home original equipment manufacturer (“OEM”) customers through our Spartan USA subsidiary. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower and electrical needs of the motor home bodies to be attached to the Spartan chassis. Spartan USA’s motor home chassis are separated into four models: the “K1”, “K2”, “K3”, and “K4” series chassis.

Versions of these four basic product models are designed and engineered in order to meet customer requirements. This allows the chassis to be adapted to the specific floor plan and manufacturing process used by the OEM. We seek to develop innovative engineering solutions to meet our customer’s requirements and strive to anticipate future market needs by working closely with OEMs and listening to end users. We monitor the availability of new technology and work closely with our component manufacturers to apply new technology to our products. Over the past few years we have introduced new innovations, including: the Spartan Advanced Protection System, the industry's first comprehensive safety system which brings automotive grade safety features to the Class A RV market; the Spartan Mobile Gateway, which allows Spartan chassis the ability to maintain redundant cell network connections or satellite connectivity; Spartan Connected Care, which provides owners of RVs built on Spartan chassis with instant access to coach-specific diagnostic codes, maintenance schedules, and an interactive map to pinpoint which of Spartan’s more than 250 RV-specific authorized service centers is closest; electronic steering control; heavy duty air ride independent front suspension; and multiplexed electrical controls.

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

Aftermarket Parts and Accessories

The aftermarket parts and accessories operation of Spartan USA supplies aftermarket repair parts and sub-assemblies along with limited servicing and refurbishment for our products in the defense and motor home markets.

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

We sell delivery vehicles, including walk-in vans, cutaway vans and truck bodies, to commercial vehicle dealers, leasing companies and directly to end-users. We also market our delivery vehicles directly to several national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and, to a lesser extent, in Canada. We provide aftermarket support, including parts sales and field service, to all of our delivery vehicle customers through our Customer Service Department located in Bristol, Indiana, which maintains the only online parts resource among the major delivery vehicle manufacturers. Except in limited circumstances, we do not provide financing to dealers, fleet or national accounts. We also maintain multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

In 2016 and consistent with prior years, our representatives attended trade shows, rallies and expositions throughout North America as well as Europe and Asia to promote our products. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and consumers who buy the finished products. Participation in these events also allows us to better identify what customers and end users are looking for in the future. We use these events to create a competitive advantage by relaying this information back to our advanced product development team for future projects.

Our sales and marketing team is responsible for promoting and selling our manufactured goods and producing product literature. The sales group consists of approximately 40 salespeople based in Company locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana, with additional salespeople located throughout North America.

Competition

The principal methods we use to build competitive advantages include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Certain competitors are vertically integrated and manufacture their own chassis and/or apparatuses, although they generally do not sell their chassis to outside customers (other OEMs). Our direct competitors in the emergency vehicle apparatus market are principally smaller manufacturers. Our competition in the delivery vehicle market comes from a small number of manufacturers.

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

Manufacturing

Through December 31, 2016, we manufactured our products in four locations in Charlotte, Michigan; Bristol, Indiana; Brandon, South Dakota; and Ephrata, Pennsylvania. On January 1, 2017 we completed our acquisition of Smeal, which includes manufacturing locations in Snyder and Neligh, Nebraska, Delavan, Wisconsin and Ephrata, Pennsylvania.

At our Charlotte, Michigan location, we manufacture custom emergency response chassis, emergency response vehicles, motor home and other specialty chassis and assemble Isuzu N-Series gasoline cab-forward trucks for Isuzu and General Motors Corp. With the exception of the Isuzu N-Series trucks, our products are assembled on non-automated assembly lines owing to the custom nature of the products. Generally, we design, engineer and assemble our specialized heavy-duty truck chassis using primarily commercially available components purchased from outside suppliers. This approach facilitates prompt serviceability of finished products, reduces production costs, expedites the development of new products and reduces the potential of costly down time for the end user.

At our Bristol, Indiana location, we manufacture walk-in vans, truck bodies and cutaway vans on an assembly line utilizing a commercial truck chassis and engineered structural components, such as floors, roofs, and wall panels. After assembly, we install optional equipment and finishes based on customer specifications.

At our Brandon, South Dakota, Snyder and Neligh, Nebraska and Delavan, Wisconsin locations, we manufacture emergency response vehicles, utilizing either a Spartan chassis sourced from our Charlotte, Michigan facility or a custom or commercial chassis sourced from another manufacturer. At our Ephrata, Pennsylvania locations, we manufacture aerial ladder structures that are assembled on a Spartan or other manufacturer’s custom chassis. These facilities do not use automated assembly lines since each vehicle is manufactured to meet specifications of an end user-customized order. The chassis is rolled down the production line as other components are added and connected. The body is manufactured at the facility with components such as pumps, tanks, and electrical control units purchased from outside suppliers.

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

In the assembly of delivery vehicles, we use chassis supplied by third parties, and generally do not purchase these chassis for inventory. For this market, we typically accept shipment of truck chassis owned by dealers or end users, for the purpose of installing and/or manufacturing our specialized commercial vehicles on such chassis. In the event of a labor disruption or other uncontrollable event adversely affecting the limited number of companies that manufacture and/or deliver such commercial truck chassis, our level of manufacturing could be substantially reduced.

Research and Development

Our success depends on our ability to respond quickly to changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. We dedicate a portion of our facilities to research and development projects and focus on implementing the latest technology from component manufacturers into existing products and manufacturing prototypes of new product lines. We spent $6.8 million, $4.6 million and $3.9 million on research and development in 2016, 2015 and 2014, respectively. Beginning in 2015, certain engineering costs related to routine product changes that were formerly classified within Research and development expense have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations in order to more consistently align the results of our individual business units. Expenses of $7.8 million for 2014 have been reclassified accordingly.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to the life of the product, following the date of sale. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 24 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have 13 pending patent applications in the United States. The existing patents will expire on various dates from 2018 through 2033 and all are subject to payment of required maintenance fees. We also own 31 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various international trademark applications pending.

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

Associates

We employed approximately 2,340 associates as of January 31, 2017, substantially all of which are full-time, including 119 contracted associates. Management presently considers its relations with associates to be positive.

Customer Base

In 2016, our customer base included one major customer as defined by sales of more than 10% of total net sales. Sales to Jayco, Inc. in 2016, which is a customer of our Specialty Chassis and Vehicles segment, were $71.0 million.

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

Sales to customers classified as major amounted to 12.0%, 14.3% and 11.3% of total revenues in 2016, 2015 and 2014, respectively. We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $31.7 million, $40.1 million and $55.9 million for the years ended December 31, 2016, 2015 and 2014, respectively, or 5.4%, 7.3% and 11.0%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2016	December 31, 2015
Emergency Response Vehicles	$139,870	$156,270
Fleet Vehicles and Services	89,549	96,120
Specialty Chassis and Vehicles	20,037	18,369
Total consolidated	$249,456	$270,759

The decrease in our Emergency Response Vehicles backlog was driven by a reduction in order intake resulting from a more selective bid process established in 2016 as part of our turnaround strategy. The decrease in Fleet Vehicles and Services backlog was driven by a $25.5 million decrease in equipment up-fit orders, which was partially offset by an $18.9 million increase in vehicle orders. The increase in Specialty Chassis and Vehicles backlog was driven by an increase in orders for motor home chassis as a result of new model introductions and pricing adjustments enacted in 2016.

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

Local and municipal governments are the end customer for a substantial proportion of our products, including custom fire truck chassis, fire truck bodies, aerial ladders and other fire truck related apparatus. These markets are heavily impacted by municipal capital spending budgets, which may be impacted by fluctuating municipal tax revenues. These budgetary constraints may have a significant adverse effect on the overall fire and emergency vehicle market and/or cause a shift in the fire and emergency vehicle market away from highly customized products toward commercially produced vehicles. These changes could result in weakened demand for our products, which may have an adverse impact on our net sales, financial condition, profitability and/or cash flows.

The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

As part of our growth strategy, we have pursued and expect we will continue to selectively pursue, acquisitions of businesses or assets in order to diversify, expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired business or assets can be expensive and can require a great deal of management time and other resources. If we are unable to successfully integrate the newly acquired businesses with our existing business, we may not realize the synergies we expect from the acquisition and our business and results of operations may be adversely impacted.

Re-configuration or relocation of our production operations could negatively impact our earnings.

We may, from time to time, re-configure our production lines or relocate production of products between buildings or locations or to new locations in order to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies. Costs incurred to effect these re-configurations or re-locations may exceed our estimate, and efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

Disruptions within our dealer network could adversely affect our business.

We rely, for certain of our products, on a network of independent dealers to market, deliver, provide training for, and service our products to and for customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

From time to time, we or an individual dealer may choose to terminate the relationship, or the dealership could face financial difficulty leading to failure or difficulty in transitioning to new ownership. In addition, our competitors could engage in a strategy to attempt to acquire or convert our dealers to carry their products. We do not believe our business is dependent on any single dealer, the loss of which would have a sustained material adverse effect upon our business.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. We had two customers that together accounted for approximately 20% of our total sales in 2016. Any negative change in our relationship with either of them, or the orders placed by either of them, could significantly affect our revenues and profits.

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

In addition, we generally do not purchase chassis for our delivery vehicles. Rather, we accept shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing our specialized truck bodies on such chassis. There are four primary sources for commercial chassis and we have established relationships with all major chassis manufacturers.

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

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, emergency response vehicles, aerial ladders, specialty vehicles, delivery vehicles and other of our products include but are not limited to:

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

In 2016, 2015 and 2014 we derived 5.4%, 7.3% and 11.0% of our revenue from sales to, or related to, end customers outside the United States. We expect that international sales will continue to account for a meaningful amount of our total revenue, especially in our emergency response vehicles segment. Accordingly we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

Additionally, as a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

Fuel shortages, or higher prices for fuel, could have a negative effect on sales.

Gasoline or diesel fuel is required for the operation of the specialty vehicles we manufacture. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motor homes from time to time in the past and may continue to do so in the future. This, in turn, may have a material adverse effect on our sales volume. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

Our operating results may fluctuate significantly on a quarter-to-quarter basis.

Our quarterly operating results depend on a variety of factors including the timing and volume of orders, the completion of product inspections and acceptance by our customers, and various restructuring initiatives that may be undertaken from time to time. In addition, our Fleet Vehicles and Services segment experiences seasonality whereby product shipments in the first and fourth quarters are generally lower than other quarters as a result of the busy holiday delivery operations experienced by some of its largest customers. Accordingly, our financial results may be subject to significant and/or unanticipated quarter-to-quarter fluctuations.

We could incur asset impairment charges for goodwill, intangible assets or other long-lived assets.

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows. In 2016 and 2015 we recorded asset impairment charges totaling $0.4 and $2.2 million against an asset group related to certain locations of our Emergency Response Vehicles segment. If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record additional impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position.

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

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, as well as changes in labor rates and practices. Increases in costs of raw materials used in our products could affect the cost of our supply materials and components, as rising steel and aluminum prices have impacted the cost of certain of our manufacturing components. Although we attempt to mitigate the effect of any escalation in components and labor costs by negotiating with current or new suppliers and by increasing productivity or, where necessary, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts or labor rates increase and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

The following table sets forth information concerning the properties we own or lease. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. In 2016, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Charlotte, Michigan	156,000	Owned	Emergency Response Vehicles
Charlotte, Michigan	181,000	Owned	Specialty Chassis and Vehicles
Charlotte, Michigan	110,000	Owned	Fleet Vehicles and Services
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	45,000	Leased	Emergency Response Vehicles
Bristol, Indiana	417,000	Leased	Fleet Vehicles and Services

	954,000

Warehousing
Charlotte, Michigan	11,000	Owned	Emergency Response Vehicles
Charlotte, Michigan	74,000	Owned	Specialty Chassis and Vehicles
Charlotte, Michigan	25,000	Owned	Fleet Vehicles and Services
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	10,200	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	4,500	Leased	Emergency Response Vehicles
Bristol, Indiana	35,000	Leased	Fleet Vehicles and Services
	160,700

Research and Development
Charlotte, Michigan	12,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Bristol, Indiana	3,000	Leased	Fleet Vehicles and Services
	15,000

Service Area/Inspection
Charlotte, Michigan	53,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
	60,000

Offices
Corporate Offices – Charlotte, Michigan	12,000	Owned	Not Applicable
Charlotte, Michigan	127,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	12,500	Leased	Emergency Response Vehicles
Bristol, Indiana	36,000	Leased	Fleet Vehicles and Services

	197,500

Unutilized
Charlotte, Michigan	48,000	Owned	Not Applicable

Total square footage	1,435,200

Item 3.	Legal Proceedings.

At December 31, 2016, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2016:
Fourth Quarter	$10.50	$7.20
Third Quarter	9.95	6.16
Second Quarter	6.50	3.95
First Quarter	4.12	2.61

Year Ended December 31, 2015:
Fourth Quarter	$4.58	$3.11
Third Quarter	4.92	3.98
Second Quarter	5.07	4.24
First Quarter	5.57	4.67

On November 2, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 15, 2016 to shareholders of record on November 15, 2016.

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

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 27, 2017 was 357. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index, the Dow Jones U.S. Commercial Vehicles & Trucks index and a company-selected peer group for the period beginning on December 31, 2011 and ending on the last day of 2016. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index, the Dow Jones U.S. Commercial Vehicles & Trucks index and the company-selected peer group on December 31, 2011, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2011 to December 31, 2016, is not necessarily indicative of future results.

The Dow Jones U.S. Commercial Vehicles & Trucks index was used for peer comparisons utilized in determining officer incentive compensation awards for 2016. The company-selected peer group was determined based on a custom peer group of companies in the specialty manufacturing and automotive industries, against whom we compete for sales or management talent, which was identified for the purpose of benchmarking officer salaries in 2014. The peer group includes: Drew Industries, Inc.; Standard Motor Products, Inc.; Winnebago Industries, Inc.; Federal Signal Corp.; Methode Electronics, Inc.; Shiloh Industries, Inc.; Commercial Vehicle Group, Inc.; Altra Industrial Motion Corp.; Alamo Group, Inc.; ESCO Technologies, Inc.; Miller Industries, Inc.; Twin Disc, Inc.; and Supreme Industries, Inc.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
December 2016
300.00
250.00
200.00
150.00
100.00
50.00
0.00
2011
2012
2013
2014
2015
2016
Spartan Motors Inc.
NASDAQ Stock Market (US and Foreign Companies)
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index
Peer Group

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Spartan Motors, Inc.	$100.00	$104.42	$144.58	$115.63	$69.96	$211.15
NASDAQ Stock Market	$100.00	$117.41	$164.50	$188.23	$201.40	$219.15
Dow Jones U.S. Commercial Vehicles & Trucks Index	$100.00	$109.54	$130.35	$135.07	$102.28	$146.74
Peer Group	$100.00	$124.50	$202.87	$196.65	$189.81	$280.59

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

Issuer Purchases of Equity Securities

On October 19, 2011, our Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. During the second and third quarters of 2014, we repurchased a total of 382,000 shares of our common stock at an average price of $5.23 per share and during the second quarter of 2016, we repurchased a total of 422,000 shares of our common stock at an average price of $4.74 per share under this authorization. We did not repurchase any shares in 2015.

On April 28, 2016, our Board of Directors terminated the 2011 repurchase authorization effective June 30, 2016, and authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At December 31, 2016 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us $7.1 million based on the closing price of our stock on February 27, 2017. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2016 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2016 to Oct. 31, 2016	-	-	-	1,000,000
Nov. 1, 2016 to Nov. 30, 2016	-	-	-	1,000,000
Dec. 1, 2016 to Dec. 31, 2016	-	-	-	1,000,000
Total	-	-	-	1,000,000

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2016 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2016	2015	2014	2013	2012

Sales	$590,777	$550,414	$506,764	$469,538		$470,577
Cost of products sold (1)	518,113	502,783	450,702	424,312		412,899
Restructuring charges	136	519	808	-		6,514
Gross profit	72,528	47,112	55,254	45,226		51,164

Operating expenses:
Research and development	6,772	4,560	3,851	3,074		5,429
Selling, general and administrative	56,172	52,695	51,205	45,496		45,707
Goodwill impairment	-	-	-	4,854		-
Restructuring charges	959	2,336	1,349	-		2,619
Operating income (loss)	8,625	(12,479)	(1,151)	(8,198)		(2,591)

Other income (expense), net	78	(121)	77	348		234
Income (loss) before taxes	8,703	(12,600)	(1,074)	(7,850)		(2,357)
Income tax expense (benefit)	100	4,880	(2,103)	(1,881)		100
Net earnings (loss)	8,603	(17,480)	1,029	(5,969)		(2,457)
Less: Net earnings (loss) attributable to non-controlling interest	(7)	(508)	(144)	2		-

Net earnings (loss) attributable to Spartan Motors, Inc.	$8,610	$(16,972)	$1,173	$(5,971)		$(2,457)

Basic earnings (loss) per share	$0.25	$(0.50)	$0.03	$(0.18)		$(0.07)

Diluted earnings (loss) per share	$0.25	$(0.50)	$0.03	$(0.18)	$	(0.07)

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10		$0.10

Basic weighted average common shares outstanding	34,405	33,826	34,251	33,550		33,165
Diluted weighted average common shares outstanding	34,405	33,826	34,256	33,550		33,165
Balance Sheet Data:

Net working capital (2)	$74,467	$82,764	$92,832	$93,839		$92,542
Total assets (2)	243,294	228,151	236,807	250,073		240,697
Long-term debt, including current portion	139	5,187	5,261	5,340		5,289
Shareholders’ equity	152,952	148,491	168,618	171,551		178,729

(1)

Beginning in 2015, certain engineering costs related to routine product changes that were formerly classified within Research and development have been classified within Cost of products sold to more consistently align the results of our individual business units. Expenses of $7,825 for 2014, $7,837 for 2013, and $7,444 for 2012 have been reclassified accordingly.

(2)

Beginning in the second quarter of 2016, we adopted a new accounting pronouncement which requires net deferred tax assets and liabilities to be classified as non-current on the Consolidated Balance Sheets. We retrospectively adopted this standard, and accordingly our Net working capital and Total assets for prior periods are shown reflecting this change.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico. In addition, as a result of a recent acquisition described below, we now also have facilities in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and a second location in Ephrata, Pennsylvania.

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

On January 1, 2017, Spartan USA acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. When used in this Annual Report on Form 10-K, “ Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania and will be operated as part of our Emergency Response Vehicles segment.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“ Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K.

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

Executive Overview

●	Revenue of $590.8 million in 2016, compared to $550.4 million in 2015.
●	Gross Margin of 12.3% in 2016, compared to 8.6% in 2015, driven by favorable product mix in 2016.
●	Operating expense of $63.9 million, or 10.8% of sales in 2016, compared to $59.6 million or 10.8% of sales in 2015.
●	Operating income of $8.6 million in 2016, compared to an operating loss of $12.5 million in 2015.
●	Income tax expense of $0.1 million in 2016, compared to $4.9 million in 2015, due to increases in deferred tax asset valuation allowance recorded in 2015.
●	Net income of $8.6 million in 2016, compared to a net loss of $17.0 million in 2015.
●	Earnings per share of $0.25 in 2016, compared to loss of $0.50 in 2015.
●	Operating cash flow of $23.5 million in 2016, compared to $12.9 million in 2015.
●	Order backlog of $249.5 million at December 31, 2016, compared to $270.8 million at December 31, 2015.

The following table shows our sales by market for the years ended December 31, 2016, 2015 and 2014 as a percentage of total sales:

	2016	2015	2014
Emergency response vehicles	29.7%	34.0%	36.4%
Defense vehicles	1.0%	0.7%	0.0%
Aftermarket parts and accessories	3.0%	3.4%	3.2%
Total government	33.7%	38.1%	39.6%

Motor home chassis	16.6%	18.8%	17.0%
Fleet vehicles	47.1%	41.4%	41.6%
Other vehicles	2.6%	1.7%	1.8%
Total business/consumer	66.3%	61.9%	60.4%

We continue to focus on growth by expanding our market share in existing markets, pursuing new commercial opportunities through our alliance with Isuzu and other manufacturers and pursuing strategic acquisitions that enable us to expand into existing or new markets as opportunities occur.

We are well positioned to take advantage of long-term opportunities as a result of:

●

Our diversified business model. We believe the major strength of our business model is market diversity and customization. Our Fleet Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets, effectively diversifying our company and complementing our Emergency Response Vehicles segment, which primarily serves governmental entities. Additionally, the fleet vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies in order to further diversify our business.

●

Our acquisition of Smeal, completed in January 2017 which will bring significant scale to our Emergency Response Vehicles segment, expand the geographic reach of our dealer network and add complementary products to our existing emergency response product portfolio.

●	The development of our new facility in Kansas City, Missouri which will support Ford Transit van equipment up-fit operations for our current customer base.

●	Our Spartan Select and 180 truck programs, designed to provide the custom apparatus that emergency response professionals need with unprecedented order-to-delivery cycle times as short as 180 days.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2016	2015	2014
Sales	100.0	100.0	100.0
Cost of products sold	87.7	91.4	89.1
Gross profit	12.3	8.6	10.9
Operating expenses:
Research and development	1.1	0.8	0.8
Selling, general and administrative	9.7	10.0	10.4
Operating income (loss)	1.5	(2.3)	(0.2)
Other income, net	-	-	-
Income (loss) before taxes on income	1.5	(2.3)	(0.2)
Income tax expense (benefit)	-	0.9	(0.4)
Net earnings (loss)	1.5	(3.2)	0.2
Non-controlling interest	-	(0.1)	-

Net earnings (loss) attributable to Spartan Motors, Inc.	1.5	(3.1)	0.2

During 2016, we recorded restructuring charges of $1.1 million or 0.2% of sales, related to the restructuring of our Emergency Response Vehicles segment operations. During 2015, we recorded restructuring charges of $2.9 million, or 0.5% of sales, related to the restructuring of our Emergency Response Vehicles segment operations and the consolidation of our Ocala, Florida operations into our Charlotte, Michigan and Brandon, South Dakota locations. During 2015, we also recorded a $2.2 million charge for the impairment of certain long-lived assets related to our Emergency Response Vehicles segment. During 2014, we recorded restructuring charges of $2.2 million, or 0.5% of sales, related to the restructuring of our Emergency Response Vehicles segment operations and the consolidation of our Ocala, Florida operations into our Charlotte, Michigan and Brandon, South Dakota locations. During 2014, we also incurred $0.7 million of expense due to changes in the fair value of the contingent liability for earn-out consideration related to our Utilimaster acquisition in 2009.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Consolidated sales for the year ended December 31, 2016 increased by $40.4 million, or 7.3% to $590.8 million from $550.4 million in 2015, driven by a $50.7 million increase in our Fleet Vehicles and Services segment. This increase was partially offset by decreases of $10.2 million in our Emergency Response Vehicles segment and $0.1 million in our Specialty Chassis and Vehicles segment. These changes in revenue are discussed more fully in the discussion of our segments below.

Cost of products sold increased by $14.9 million, or 3.0%, to $518.2 million for the year ended December 31, 2015 from $503.3 million in 2015, primarily due to increased sales volume in 2016.

Gross profit increased by $25.4 million, or 53.9%, to $72.5 million in 2016 from $47.1 million in 2015. The increase was mainly due to the higher equipment up-fit and other specialty chassis sales in 2016. Also contributing to the increase was an approximately $4.0 million increase resulting from improved manufacturing performance in our Emergency Response Vehicles segment, along with reductions of $1.7 million in accruals for warranty and recalls, $0.7 million in asset impairment charges and $0.4 million in restructuring charges recorded in 2016 compared to 2015. In addition, we incurred $1.0 million of charges related to the wind-down of our Spartan-Gimaex joint venture in 2015 that did not recur in 2016.

Gross margin increased by 370 basis points to 12.3% in 2016 from 8.6% in 2015, mainly driven by a more favorable product mix resulting from the increase in equipment up-fit and other specialty chassis sales in 2016.

Operating expenses for the year ended December 31, 2016 increased by $4.3 million, or 7.2%, to $63.9 million from $59.6 million in 2015. Research and development expense increased by $2.2 million in 2016, with approximately equal amounts due to charges incurred for testing related to product recalls in our Emergency Response Vehicles segment, new vehicle development expenses incurred in our Fleet Vehicles and Services segment, and increased engineering management and administrative costs experienced in 2016. Selling, general and administrative expense increased by $3.5 million in 2016 compared to 2015. This increase was due to a $4.4 million increase in incentive compensation in 2016 based on company performance, along with $0.8 million of costs related to the Smeal acquisition that closed on January 1, 2017 and a $0.5 million increase in legal fees in 2016. These increases were partially offset by charges of $1.2 million for asset impairments and $1.0 million for a NHTSA penalty recorded in 2015 that did not recur in 2016. Restructuring charges recorded in 2016 were $1.4 million lower than those recorded in 2015 as the activities related to our Emergency Response Vehicles segment restructuring initiated in 2015 wind down.

Income tax expense for the year ended December 31, 2016 decreased by $4.8 million to expense of $0.1 million compared to $4.9 million in 2015. Our effective tax rate in 2016 was 1.1% compared to (38.7)% in 2015. Our effective tax rate in 2016 was impacted by a $2.9 million reduction to our deferred tax asset valuation allowance as a result of the taxable income generated in 2016. Our effective tax rate in 2015 was heavily impacted by an increase in the valuation allowances for various deferred tax assets.

During the year ended December 31, 2015, we recorded an increase to our deferred tax asset valuation allowance, representing the portion of our deferred tax assets, net of the deferred tax liabilities, that, based on an assessment of available positive and negative evidence, may not be realizable in future periods. During the year ended December 31, 2016, we reversed a portion of the deferred tax asset valuation allowance as a result of the taxable income we generated. We will continue to evaluate whether the valuation allowance is needed in future reporting periods. It is possible that sufficient positive evidence, including sustained profitability, may become available in future periods to allow us to reach a conclusion that all or part of the valuation allowance could be reversed.

Net earnings for the year ended December 31, 2016 increased by $26.1 million to income of $8.6 million compared to a loss of $17.5 million in 2015. Driving this increase were the increases in gross profit of $25.4 million and decrease of $4.8 million in taxes, which were offset by the $4.3 million increase in operating expenses as discussed above.

Net loss attributable to non-controlling interest consists of the portion of the after-tax loss related to the Spartan-Gimaex joint venture that is attributable to our joint venture partner.

Net earnings attributable to Spartan Motors, Inc. for the year ended December 31, 2016 increased by $25.6 million to income of $8.6 million compared to a loss of $17.0 million in 2015. On a per share basis, net earnings increased by $0.75 to income of $0.25 per share in 2016 compared to a loss of $0.50 per share in 2015, due to the factors discussed above.

Year Ended December 31, 2015 compared to Year Ended December 31, 2014

Consolidated sales for the year ended December 31, 2015 increased by $43.6 million, or 8.6% to $550.4 million from $506.8 million in 2014, driven by increases of $23.2 million in our Specialty Chassis and Vehicles segment, $17.2 million in our Fleet Vehicles and Services segment and $3.2 million in our Emergency Response Vehicles segment. These changes in revenue are discussed more fully in the discussion of our segments below.

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

Operating expenses for the year ended December 31, 2015 increased by $3.2 million, or 5.7%, to $59.6 million from $56.4 million in 2014. Research and development expense increased by $0.7 million in 2015, mainly due to additional resources devoted to product development projects in our Fleet Vehicles and Services segment. Selling, general and administrative expense increased by $1.5 million in 2015 compared to 2014. $1.2 million of this increase was due to impairment charges on certain long-lived assets of our Emergency Response Vehicles segment recorded in 2015, while an additional $1.0 million of the increase was due to a NHTSA penalty recorded in 2015. These increases were partially offset by a $0.7 million decrease resulting from additional earnout contingency recorded in 2014 that did not recur in 2015. We also recorded an additional $1.0 million of restructuring charges, related to our Emergency and Response Vehicles segment, in 2015 in excess of the amount recorded in 2014.

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

The Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. In addition, as a result of our recent acquisition of Smeal, this segment now also has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and a second facility in Ephrata, Pennsylvania. This segment engineers and manufactures emergency response chassis and vehicles and distributes related aftermarket parts and accessories.

The Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location and focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name.

The Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and accessories.

As a result of a realignment of our operating segments completed during the second quarter of 2016, aftermarket parts and accessories related to emergency response vehicles, which were formerly reported under the Specialty Chassis and Vehicles segment, are now included in the Emergency Response Vehicles segment. Segment results from 2015 and 2014 are shown reflecting the change. Appropriate expense amounts are allocated to the three reportable segments and are included in their reported operating income or loss.

For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Emergency Response Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$182,981	100.0%	$193,220	100.0%	$190,003	100.0%
Operating loss	$(13,660)	-7.5%	$(23,722)	-12.3%	$(6,280)	-3.3%
Segment assets	$77,887		$76,030		$81,748

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales in our Emergency Response Vehicles segment decreased by $10.2 million, or 5.3%, from 2015 to 2016. A $23.2 million sales decrease due to lower unit volume was partially offset by a $13.0 million sales increase due to the product mix sold in 2016, which included fewer low content fire trucks. International sales accounted for 13.5% of revenue in our Emergency Response Vehicles segment in 2016. There were no significant changes in the pricing of the products in our Emergency Response Vehicles segment during 2016.

Operating loss in the segment decreased by $10.0 million, or 42.2%, from 2015 to 2016. $4.0 million of the decrease was due to improved manufacturing performance, largely accomplished through the production outsourcing of lower priced units. Higher asset impairments recorded in 2015 accounted for $1.8 million of the decrease, while $1.6 million was due to lower warranty costs in 2016 resulting from various repair campaigns and higher overall warranty accruals recorded in 2015. $0.9 million of the decrease was due to reduced selling expenses in 2016, mainly resulting from headcount reductions, while $0.7 million of the decrease was due to the NHTSA fine incurred in 2015 that did not recur in 2016 and $1.8 million of the decrease was due to reduced restructuring charges incurred in 2016. These decreases were partially offset by a $0.7 million increase in R&D costs in 2016, largely due to testing related to product recalls.

Order backlog for our Emergency Response Vehicles segment decreased by $16.4 million or 10.5% to $139.9 million at December 31, 2016 compared to $156.3 million in 2015, driven by a more selective bid process established in 2016 as part of our turnaround strategy.

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales in our Emergency Response Vehicles segment increased by $3.2 million, or 1.7%, from 2014 to 2015, mainly due to higher unit sales volumes. International sales accounted for 13.0% of revenue in our Emergency Response Vehicles segment in 2015. There were no significant changes in the pricing of the products in our Emergency Response Vehicles segment during 2015.

Operating loss in the segment increased by $17.4 million, or 277.7%, from 2014 to 2015. $7.2 million of the increase was due to higher warranty costs resulting from various repair campaigns and higher overall warranty accruals in 2015 due to claims experience. $4.7 million of this increase was due to an unfavorable product mix in 2015 compared to 2014, which included more orders with multiple identical units. $2.2 million of the decrease resulted from impairment charges on certain long-lived assets recorded in 2015, while $1.9 million was due to higher labor and overhead costs experienced in 2015 resulting from inefficiencies caused by production relocations. $0.7 million of the decrease was due to charges related to a NHTSA penalty imposed in 2015, while an additional $0.7 million was due to higher restructuring charges incurred in 2015.

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$278,389	100.0%	$227,683	100.0%	$210,498	100.0%
Operating Income	$28,740	10.3%	$14,530	6.4%	$8,324	4.0%
Segment assets	$65,277		$70,491		$65,827

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales in our Fleet Vehicles and Services segment increased by $50.7 million, or 22.3%, to $278.4 million in 2016 from $227.7 million in 2015. $37.3 million of the increase was due to higher aftermarket parts and accessories sales, driven by higher demand for equipment up-fit. $10.0 million was due to increased vehicle unit volume, while $3.4 million was due to a more favorable mix of vehicle sales driven by a change in our truck body sales strategy. International sales accounted for 1.9% of revenue in our Fleet Vehicles and Services segment in 2016.

Operating income increased by $14.2 million, or 97.9%, to $28.7 million in 2016 from $14.5 million in 2015, driven by an increase in parts and equipment up-fit sales in 2016.

Order backlog for our Fleet Vehicles and Services segment decreased by $6.6 million, or 6.8%, to $89.5 million in 2016 compared to $96.1 million in 2015, driven by a $25.5 million decrease in equipment up-fit orders, which was partially offset by an $18.9 million increase in vehicle backlog.

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales in our Fleet Vehicles and Services segment increased by $17.2 million, or 8.2%, to $227.7 million in 2015 from $210.5 million in 2014. $12.4 million of the increase was due to higher parts and equipment up-fit revenue, while $4.8 million was due to a change in the mix of vehicle sales. International sales accounted for 3.5% of revenue in our Fleet Vehicles and Services segment in 2015.

Operating income increased by $6.2 million, or 74.7%, to $14.5 million in 2015 from $8.3 million in 2014, driven by a favorable sales mix in 2015 that included a higher proportion of parts and equipment up-fit sales.

Order backlog for our Fleet Vehicles and Services segment increased by $35.5 million, or 58.6%, to $96.1 million in 2015 compared to $60.6 million in 2014, driven by an increase in equipment up-fit orders. In January 2017, we received $37.0 million of new orders for our Fleet Vehicles and Services segment, a 21.9% increase from January 2016.

Specialty Chassis and Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$129,407	100.0%	$129,511	100.0%	$106,263	100.0%
Operating Income	$6,846	5.3%	$4,906	3.8%	$6,619	6.2%
Segment assets	$28,825		$24,032		$21,269

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales in our Specialty Chassis and Vehicles segment decreased by $0.1 million, to $129.4 million in 2016 compared to $129.5 million in 2015. Sales of motor home chassis decreased by $5.3 million, driven by lower unit volume in 2016, while sales of aftermarket parts and accessories decreased by $2.1 million. These decreases were nearly offset by other specialty vehicles sales, which increased by $7.3 million due to increased unit volumes.

Operating income increased by $1.9 million, or 39.5%, to $6.8 million in 2016 compared to $4.9 million in 2015, mainly due to the increase in other specialty chassis sales in 2016.

Order backlog for our Specialty Chassis and Vehicles segment increased by $1.6 million, or 8.7%, to $20.0 million at December 31, 2016 compared to $18.4 million at December 31, 2015. This increase was due to a $6.3 million increase in backlog for motor home chassis and a $0.3 million increase in aftermarket parts and accessories backlog, which were partially offset by a decrease of $4.9 million in backlog for defense vehicles due to the fulfillment of defense orders on hand in 2016.

Year ended December 31, 2015 compared to year ended December 31, 2014

Sales in our Specialty Chassis and Vehicles segment increased by $23.2 million, or 21.9%, to $129.5 million in 2015 compared to $106.3 million in 2014. Sales of motor home chassis increased by $17.1 million, with a $25.8 million increase as a result of higher unit volume partially offset by decreases of $5.1 million due to an unfavorable product mix in 2015 and $3.6 million due to competitive pricing adjustments enacted in 2015. Sales of other specialty vehicles increased by $4.7 million mainly due to the completion of an order for defense vehicles in 2015, while sales of aftermarket parts and accessories increased by $1.4 million.

Operating income decreased by $1.7 million, or 25.9%, to $4.9 million in 2015 compared to $6.6 million in 2014. $3.6 million of this decrease was due to the competitive pricing adjustments enacted in 2015, with an additional $1.9 million due to accruals related to warranty repair campaigns in 2015, $0.8 million due to higher selling, general and administrative expense, largely related to the increased sales levels, and $0.5 million related to a NHTSA fine incurred in 2015. These decreases were partially offset by a $5.1 million increase related to the higher unit sales volumes in 2015.

Order backlog for our Specialty Chassis and Vehicles segment decreased by $4.0 million, or 17.9%, to $18.4 million at December 31, 2015 compared to $22.4 million at December 31, 2014, driven by a decrease in orders on hand for motor home chassis, largely as a result of timing.

Financial Condition

Balance sheet at December 31, 2016 compared to December 31, 2015

Accounts receivable increased by $8.8 million, or 15.5%, to $65.4 million at December 31, 2016 from $56.6 million at December 31, 2015, with approximately equal parts of the increase due to increased sales late in the fourth quarter of 2016 compared to 2015 and the timing of payment receipts in late 2016 compared to late 2015. In January 2017, $7.4 million of our accounts receivable was forgiven as part of our acquisition of Smeal. Our receivable days sales outstanding decreased to 40 days sales at December 31, 2016 from 41 days at December 31, 2015 mainly due to increased sales compared to the previous year.

Inventory decreased by $1.7 million, or 2.8%, to $58.9 million at December 31, 2016 from $60.6 million at December 31, 2015, mainly due to completion and shipment of units and continued focus on inventory reduction actions.

Other current assets increased by $1.0 million, or 28.6%, to $4.5 million at December 31, 2016 from $3.5 million at December 31, 2015 mainly due to an increase in prepaid expenses during the period.

Net deferred tax asset increased by $2.7 million or 450.0%, to $3.3 million at December 31, 2016 from $0.6 million at December 31, 2015 as a result of the change in our valuation allowance during the year. The remaining residual value of $3.3 million represents that portion of our deferred income tax assets that could generate future tax losses and be successfully carried back and offset against current year taxable income to recover taxes paid.

Accounts payable increased by $4.0 million, or 14.7%, to $31.3 million at December 31, 2016 from $27.3 million at December 31, 2015, mainly due to increased sales volume which resulted in increased purchases to support production.

Accrued warranty increased by $2.7 million, or 16.3%, to $19.3 million at December 31, 2016 from $16.6 million at December 31, 2015, due to $5.7 million of accruals for warranties provided on vehicles produced during the year and additional accruals of $4.0 million for various repair campaigns in 2016 and $3.3 million for changes in existing warranties, offset by $10.3 million of payments for repairs made during the year.

Accrued compensation and related taxes increased by $4.5 million, or 51.7%, to $13.2 million at December 31, 2016 from $8.7 million at December 31, 2015, mainly due to an increase in incentive compensation accruals as a result of our financial performance during the year.

Deposits from customers increased by $3.0 million, or 22.9%, to $16.1 million at December 31, 2016 from $13.1 million at December 31, 2015, due to more customers electing to make deposits on orders in 2016. We receive deposits on orders at the option of our customers. Consequently, the amount of deposits on hand will vary from time to time.

Other current liabilities and accrued expenses increased by $1.1 million, or 16.7%, to $7.7 million at December 31, 2016 from $6.6 million at December 31, 2015 mainly due to the timing of accruals for various expenses incurred but not yet invoiced.

Balance sheet at December 31, 2015 compared to December 31, 2014

Cash increased by $4.1 million, or 14.3%, to $32.7 million at December 31, 2015 from $28.6 million at December 31, 2014, due to operating activities that provided $12.9 million, which more than offset the $8.8 million utilized through financing and investing activities. See the discussion on cash flows below for more information on the sources and uses of our cash.

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

Net deferred tax asset decreased by $5.1 million, or 88.9%, to $0.6 million at December 31, 2015 from $5.8 million at December 31, 2014. During 2015, we recorded a $5.1 million adjustment to the valuation allowance largely as a result of our net loss position for 2015.

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

Other current liabilities and accrued expenses decreased by $2.2 million, or 25.1%, to $6.6 million at December 31, 2015 from $8.8 million at December 31, 2014 mainly due to the payment of $1.5 million for the contingent liability for our purchase of Utilimaster that was accrued in 2014 along with reductions in restructuring accruals during the year.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities	$23,451	$12,900	$6,506
Investing activities	(13,385)	(4,687)	(2,815)
Financing activities	(10,726)	(4,082)	(5,828)
Net increase (decrease) in cash and cash equivalents	$(660)	$4,131	$(2,137)

During 2016, cash and cash equivalents decreased by $0.7 million to a balance of $32.0 million as of December 31, 2016. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $23.5 million of cash from operating activities during the year ended December 31, 2016. Cash flow from operating activities was impacted by non-cash expenses of $20.2 million and net income of $8.6 million. Changes in working capital requirements, including accounts receivable, inventories, accounts payable and deposits from customers resulted in the use of $5.4 million of cash.

We generated $12.9 million of cash from operating activities during the year ended December 31, 2015. Cash flow from operating activities was impacted by non-cash expenses of $31.4 million, which offset our net loss of $17.5 million. Changes in working capital requirements, including accounts receivable, inventories, income taxes receivable, accounts payable and deposits from customers resulted in the use of $1.0 million of cash.

We generated $6.5 million of cash from operating activities during the year ended December 31, 2014. In addition to our net income of $1.0 million, our cash flow from operations was impacted by non-cash expenses of $8.4 million. We utilized $2.9 million of cash due to changes in working capital requirements, including inventories, accounts payable, accrued warranty and deposits from customers.

In 2017 we expect to incur non-recurring cash outlays of $44 million to $45 million. This estimate includes approximately $32.5 million of cash investment related to our acquisition of Smeal, along with expenditures for the replacement and upgrade of machinery and equipment used in operations and approximately $6 million to expand certain production facilities. We plan to fund these cash outlays with borrowings from our existing $100 million line of credit along with cash generated from our operations in 2017.

Cash Flow from Investing Activities

We used $13.4 million of cash for investing activities during the year ended December 31, 2016, mainly for the construction of our new assembly plant in Charlotte, Michigan, along with the purchase of property, plant and equipment used in our operations.

We used $4.7 million of cash for investing activities during the year ended December 31, 2015, mainly for the purchase of property, plant and equipment used in our operations.

We used $2.8 million of cash for investing activities during the year ended December 31, 2014, mainly for the purchase of property, plant and equipment used in our operations.

Cash Flow from Financing Activities

Cash used in financing activities of $10.7 million during the year ended December 31, 2016 consisted primarily of the repayment of long-term debt, funds used to pay cash dividends during the year and the repurchase of our common stock. See Note 14, Shareholders Equity, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information on our share repurchases.

Cash used in financing activities of $4.1 million during the year ended December 31, 2015 consisted primarily of funds used to pay cash dividends during the year.

We used $5.8 million for financing activities during the year ended December 31, 2014, including $3.4 million for the payment of dividends and $2.0 million for the repurchase of our common stock.

Recent Acquisition (subsequent event)

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. pursuant to a Purchase Agreement dated December 12, 2016. This acquisition will bring significant scale to our Emergency Response Vehicles segment, expand the geographic reach of our dealer network and add complementary products to our existing emergency response product portfolio. See Note 2, Acquisition Activities (Subsequent Event) in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on this acquisition.

Restructuring Activities

During the years ended December 31, 2016, 2015 and 2014, we incurred $1.1 million, $2.9 million and $2.2 million of restructuring charges within our Emergency Response Vehicles segment related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

See Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2016	2015	2014

Current assets	$162,191	$155,137	$153,453
Current liabilities	87,724	72,373	60,621
Working capital	$74,467	$82,764	$92,832

Working capital decreased from December 31, 2015 to December 31, 2016, driven by changes in accounts receivable, inventory, accounts payable, accrued warranty, accrued compensation and related taxes, and deposits from customers as described above.

Working capital decreased from December 31, 2014 to December 31, 2015, driven by changes in cash, accounts receivable, inventory, accounts payable, accrued warranty and deposits from customers as described above.

Contingent Liabilities

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K. In the fourth quarters of 2015 and 2014, we accrued charges totaling $1.0 million and $0.2 million to write down certain inventory items associated with this joint venture to their estimated fair values. Costs associated with the wind-down will be impacted by the final dissolution agreement. The costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our results.

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
$2,269

Debt

On October 31, 2016, we entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. We had no drawings against this credit line as of December 31, 2016 or December 31, 2015. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal. During the year ended December 31, 2016, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 10, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 1.86672% (or one-month LIBOR plus 1.5%) at December 31, 2016.

At December 31, 2015 we had $5.0 million of 5.46% Series B Senior Notes outstanding with Prudential Investment Management, Inc. The notes were repaid with cash on hand on October 31, 2016.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At December 31, 2016 and 2015, we had outstanding letters of credit totaling $1,599 and $1,337 related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $73.6 million and $36.5 million at December 31, 2016 and 2015. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At December 31, 2016, we were in compliance with all debt covenants, and, based on our outlook for 2017, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.1 million and $0.2 million as of December 31, 2016 and 2015, due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. During the second and third quarters of 2014, we repurchased a total of 382,000 shares of our common stock and during the second quarter of 2016, we repurchased a total of 422,000 shares of our common stock under this authorization. We did not repurchase any shares in 2015.

On April 28, 2016, our Board of Directors terminated the 2011 repurchase authorization effective June 30, 2016, and authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At December 31, 2016 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us $7.1 million based on the closing price of our stock on February 27, 2017. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

On November 2, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 15, 2016 to shareholders of record on November 15, 2016.

On April 28, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 23, 2016 to shareholders of record on May 19, 2016. The total amount of dividends paid in 2016 was $3.4 million.

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

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Capital leases	$149	$71	$78	$-	$-
Operating leases	8,289	2,247	3,384	2,585	73
Purchase obligations	36,580	36,580	-	-	-

Total contractual obligations	$45,018	$38,898	$3,462	$2,585	$73

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

At December 31, 2016 and 2015, all of our goodwill relates to our Fleet Vehicles and Services reportable segment. This reportable segment was also determined to be a reporting unit for goodwill impairment testing. We first assess qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we are not required to calculate the fair value of a reporting unit. We have the option to bypass this qualitative assessment and proceed to the first step of a two-step goodwill impairment assessment. If we elect to bypass the qualitative assessment, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a two-step impairment test, whereby the first step is comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired and the second step of the test is not performed. The second step of the impairment test is performed when the carrying amount of the reporting unit exceeds its fair value, in which case the implied fair value of the reporting unit goodwill is compared with the carrying amount of that goodwill based on a hypothetical allocation of the reporting unit’s fair value to all of its underlying assets and liabilities. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of December 31, 2016, consisted of our Utilimaster trade name, by comparing the estimated fair value of the trade name with its carrying value. We estimate the fair value of our trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade name, we consider current and projected future levels of revenue based on our plans for Utilimaster branded products, business trends, prospects and market and economic conditions.

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

In 2016, we elected to bypass the qualitative assessment and proceed to the first step of the two-step goodwill impairment assessment for our Fleet Vehicles and Services reporting unit. The estimated fair value of this reporting unit exceeded its carrying value by 115% as of October 1, 2016, the most recent annual assessment date. Based on the discounted cash flow valuation at October 1, 2016, an increase in the WACC for the reporting unit of 500 basis points would not result in impairment.

The acquired Utilimaster trade name has an indefinite life as it is anticipated that it will contribute to our cash flows indefinitely. The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $2.9 million by 505% as of October 1, 2016. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuations at October 1, 2016, an increase in the WACC used for this impairment analysis of 500 basis points would not result in impairment in the trade name.

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

See Note 5, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

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

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 10, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

New and Pending Accounting Policies

See Note 1, General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Effect of Inflation

Inflation affects us in two principal ways. First, our revolving credit agreement is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be as much as nine months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2016, we had no debt outstanding under our variable rate short-term and long-term debt agreements. In January 2017 we borrowed $32.8 million from our existing revolving credit facility. An increase of 100 basis points in interest rates would result in additional interest expense of $0.3 million on an annualized basis for the floating rate debt that we incurred in January 2017. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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
Charlotte, Michigan

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule as listed in the accompanying index in Item 15(a)(2) of this Form 10-K. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Spartan Motors, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 3, 2017

Report of Independent Registered Public Accounting Firm
on Internal Control Over Financial Reporting

Board of Directors and Shareholders
Spartan Motors, Inc.
Charlotte, Michigan

We have audited Spartan Motors, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Spartan Motors, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Spartan Motors, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Spartan Motors, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 3, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 3, 2017

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$32,041	$32,701
Accounts receivable, less allowance of $487 and $130	65,441	56,617
Inventories	58,896	60,558
Income taxes receivable	1,287	1,755
Other current assets	4,526	3,506
Total current assets	162,191	155,137

Property, plant and equipment, net	53,116	47,320
Goodwill	15,961	15,961
Intangible assets, net	6,385	7,093
Other assets	2,331	1,996
Net deferred tax asset	3,310	644
TOTAL ASSETS	$243,294	$228,151

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$31,336	$27,318
Accrued warranty	19,334	16,610
Accrued compensation and related taxes	13,188	8,684
Deposits from customers	16,142	13,095
Other current liabilities and accrued expenses	7,659	6,603
Current portion of long-term debt	65	63
Total current liabilities	87,724	72,373

Other non-current liabilities	2,544	2,163
Long-term debt, less current portion	74	5,124
Total liabilities	90,342	79,660
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 34,383 and 34,271 outstanding	344	343
Additional paid in capital	76,837	76,472
Retained earnings	76,428	72,326
Total Spartan Motors, Inc. shareholders’ equity	153,609	149,141
Non-controlling interest	(657)	(650)
Total shareholders' equity	152,952	148,491
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$243,294	$228,151

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014

Sales	$590,777	$550,414	$506,764
Cost of products sold	518,113	502,783	450,702
Restructuring charges	136	519	808
Gross profit	72,528	47,112	55,254

Operating expenses:
Research and development	6,772	4,560	3,851
Selling, general and administrative	56,172	52,695	51,205
Restructuring charges	959	2,336	1,349
Total operating expenses	63,903	59,591	56,405

Operating income (loss)	8,625	(12,479)	(1,151)
Other income (expense):
Interest expense	(410)	(365)	(341)
Interest and other income	488	244	418
Total other income (expense)	78	(121)	77

Income (loss) before taxes	8,703	(12,600)	(1,074)

Income tax expense (benefit)	100	4,880	(2,103)

Net earnings (loss)	8,603	(17,480)	1,029

Less: net loss attributable to non-controlling interest	(7)	(508)	(144)

Net earnings (loss) attributable to Spartan Motors, Inc.	$8,610	$(16,972)	$1,173

Basic net earnings (loss) per share	$0.25	$(0.50)	$0.03

Diluted net earnings (loss) per share	$0.25	$(0.50)	$0.03

Basic weighted average common shares outstanding	34,405	33,826	34,251

Diluted weighted average common shares outstanding	34,405	33,826	34,256

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2016, 2015 and 2014

(In thousands, except per share data)

	Number of	Common	Additional	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Interest	Equity
Balance at December 31, 2013	34,210	$342	$75,075	$96,132	$2	$171,551

Issuance of common stock and the tax impact of stock incentive plan transactions	25	-	(159)	-	-	(159)

Dividends declared ($0.10 per share)	-	-	-	(3,427)	-	(3,427)

Purchase and retirement of common stock	(382)	(3)	(843)	(1,154)	-	(2,000)

Issuance of restricted stock, net of cancellation	241	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,624	-	-	1,624

Net earnings (loss)	-	-	-	1,173	(144)	1,029

Balance at December 31, 2014	34,094	341	75,695	92,724	(142)	168,618

Issuance of common stock and the tax impact of stock incentive plan transactions	13	-	(419)	-	-	(419)

Dividends declared ($0.10 per share)	-	-	-	(3,426)	-	(3,426)

Issuance of restricted stock, net of cancellation	164	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,198	-	-	1,198

Net loss	-	-	-	(16,972)	(508)	(17,480)

Balance at December 31, 2015	34,271	343	76,472	72,326	(650)	148,491

Issuance of common stock and the tax impact of stock incentive plan transactions	16	-	(234)	-	-	(234)

Dividends declared ($0.10 per share)	-	-	-	(3,444)	-	(3,444)

Purchase and retirement of common stock	(422)	(4)	(932)	(1,064)	-	(2,000)

Issuance of restricted stock, net of cancellation	518	5	(5)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,536	-	-	1,536

Net earnings (loss)	-	-	-	8,610	(7)	8,603

Balance at December 31, 2016	34,383	$344	$76,837	$76,428	$(657)	$152,952

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net earnings (loss)	$8,603	$(17,480)	$1,029
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	7,903	7,437	8,378
Gain on disposal of assets	(13)	(24)	(191)
Impairment of assets	406	2,234	-
Accruals for warranty	12,989	15,388	6,533
Expense from changes in fair value of contingent consideration	-	-	742
Tax benefit related to stock incentive plan transactions	123	44	100
Deferred income taxes	(2,666)	5,147	(2,265)
Stock based compensation related to stock awards	1,536	1,198	1,624
Decrease (increase) in operating assets:
Accounts receivable	(8,824)	(8,255)	(802)
Inventories	1,662	10,605	10,256
Income taxes receivable	468	(59)	(55)
Other assets	(1,020)	155	(1,370)
Increase (decrease) in operating liabilities:
Accounts payable	4,018	4,556	(7,763)
Cash paid for warranty repairs	(10,265)	(8,015)	(4,875)
Accrued compensation and related taxes	4,504	458	1,786
Deposits from customers	3,047	1,571	(6,482)
Payment of contingent consideration on acquisitions	-	(1,338)	(86)
Other current liabilities and accrued expenses	1,056	(707)	35
Taxes on income	(76)	(15)	(88)
Total adjustments	14,848	30,380	5,477
Net cash provided by operating activities	23,451	12,900	6,506

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,410)	(4,895)	(3,463)
Proceeds from sale of property, plant and equipment	25	208	648
Net cash used in investing activities	(13,385)	(4,687)	(2,815)

Cash flows from financing activities:
Borrowings under credit facilities	-	15,244	2,191
Payments on credit facilities	-	(15,244)	(2,191)
Proceeds from long-term debt	10	-	-
Payments on long-term debt	(5,058)	(75)	(80)
Payment of contingent consideration on acquisitions	-	(162)	(162)
Purchase and retirement of common stock	(2,000)	-	(2,000)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(111)	(375)	(59)
Cash paid related to tax impact of stock incentive plan transactions	(123)	(44)	(100)
Payment of dividends	(3,444)	(3,426)	(3,427)
Net cash used in financing activities	(10,726)	(4,082)	(5,828)

Net increase (decrease) in cash and cash equivalents	(660)	4,131	(2,137)
Cash and cash equivalents at beginning of year	32,701	28,570	30,707
Cash and cash equivalents at end of year	$32,041	$32,701	$28,570

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”, “we”, or “us”) is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles. We also have various subsidiaries that are manufacturers of bodies for various markets including emergency response vehicles and fleet vehicles.

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; and Bristol, Indiana, along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico. Spartan USA was formerly known as Crimson Fire, Inc.

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

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ERV brand names. Our Brandon, South Dakota and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ERV brand name, while our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own.  No dissolution terms have been determined as of the date of this Form 10-K.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Spartan USA. All intercompany transactions have been eliminated.

Non-Controlling Interest

At December 31, 2016, Spartan USA held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, Spartan USA was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc., within the Emergency Response Vehicles segment.

Use of Estimates. In the preparation of our financial statements in accordance with U.S. generally accepted accounting Principles (“GAAP”), management uses estimates and makes judgments and assumptions that affect asset and liability values and the amounts reported as income and expense during the periods presented. Certain of these estimates, judgments and assumptions, such as the allowance for credit losses, warranty expenses, impairment assessments of tangible and intangible assets, and the provision for income taxes, are particularly sensitive. If actual results are different from estimates used by management, they may have a material impact on the financial statements.

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

Business Combinations. When acquiring other businesses we recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values, and separately from any goodwill that may be required to be recognized. Goodwill, when recognizable, is measured as the excess amount of any consideration transferred, which is measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Acquisition gain, when recognizable, is measured as the excess of the acquisition date fair values of the identifiable assets acquired and liabilities assumed over the acquisition date fair value of any consideration transferred.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Accounting for such acquisitions requires us to make significant assumptions and estimates and, although we believe any estimates and assumptions we make are reasonable and appropriate at the time they are made, unanticipated events and circumstances may arise that affect their accuracy, which may cause actual results to differ from those estimated by us. When necessary, we will adjust the values of the assets acquired and liabilities assumed against the goodwill or acquisition gain, as initially recorded, for a period of up to one year after the acquisition date.

Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.

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

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 to 31.5 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Assets held-for-sale are recorded at the lower of historical depreciated cost or the estimated fair value less costs to sell. See Note 6, Property, Plant and Equipment for further information on our property and equipment.

Related Party Transactions. We purchase certain components used in the manufacture of our products from parties that could be considered related to us because one or more of our executive officers or board members is also an executive officer or board member of the related party. See Note 17, Related Party Transactions, for more information regarding our transactions with related parties.

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

See Note 5, Goodwill and Intangible Assets, for further details on our goodwill and other intangible assets.

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

See Note 8, Taxes on Income, for further details on our income taxes.

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

Stock Incentive Plans. Share based payment compensation costs for equity-based awards is measured on the grant date based on the fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option and stock appreciation rights awards are estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant. Our incentive stock plans are described in more detail in Note 13, Stock Based Compensation.

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2016 and 2015 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications. Certain engineering costs related to routine product changes, that, prior to 2015, were classified within Research and development expense, have been classified within Cost of products sold on the Condensed Consolidated Statements of Operations in order to more consistently align the results of our individual business units. Expenses of $7,825 for 2014 have been reclassified accordingly. See our discussion on Accounting Standards Update 2015-17 below for information on reclassifications related to our adoption of this standard in 2016. Certain other immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net earnings (loss), Total assets, Total shareholders’ equity or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. More detailed information about our reportable segments can be found in Note 16, Business Segments.

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $309, $374 and $327 for 2016, 2015 and 2014. Cash paid (received) for income taxes, net of refunds, was $2,232, $(18) and $1,168 for 2016, 2015 and 2014.

New Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-4, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). ASU 2017-4 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. We believe that that the adoption of the provisions of ASU 2017-04 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. We believe that the adoption of the provisions of ASU 2017-01 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We believe that that the adoption of the provisions of ASU 2016-15 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. We believe that that the adoption of the provisions of ASU 2016-13 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact of our adoption of ASU 2016-09 for the year ending December 31, 2017 will depend on market factors and the timing and intrinsic value of future stock based compensation award vesting.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial position, results of operations or cash flows.

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

In February 2015, the FASB issued Accounting Standards Update 2015-02 Consolidation (Topic 810), Amendments to the Consolidation Analysis (“ASU 2015-02”). ASU 2015-02 modifies the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendments under the new guidance modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities (“VIEs”) or voting interest entities, eliminate the presumption that a general partner should consolidate a limited partnership and affect the consolidation analysis of reporting entities that are involved with VIEs. ASU 2015-02 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. The adoption of the provisions of ASU 2015-02 had no impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption for annual reporting periods beginning after December 15, 2016 is permitted. On August 12, 2015, FASB delayed the effective date to give companies an extra year to implement the standard. The standard will be effective in 2018, but companies will have the option of adopting it as of the original 2017 effective date. We have begun the process of analyzing the impact of ASU 2014-09 and the related ASU’s across all revenue streams to evaluate the impact of the new standard on revenue contracts. Based on the analysis completed to date, we expect the impact on our accounting for revenue to remain substantially unchanged. We currently expect to adopt the new standard using the modified retrospective approach, under which the cumulative effect of the initial application of the new guidance will be recognized as an adjustment to the opening balance of retained earnings, in the first quarter of 2018.

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

NOTE 2 – ACQUISITION ACTIVITIES (Subsequent Event)

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. pursuant to a Purchase Agreement dated December 12, 2016. When used in these Notes, “ Smeal” refers to the assets, liabilities and operations acquired from these entities. Smeal will be included within our Emergency Response Vehicles segment.

This acquisition will bring significant scale to our Emergency Response Vehicles segment, expand the geographic reach of our dealer network and add complementary products to our existing emergency response product portfolio.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Purchase Price

The estimated total purchase price paid for our acquisition of Smeal was $42,550. The consideration paid consisted of $28,958 in cash, net of cash acquired of $3,825, and the forgiveness of certain liabilities owed by the former owners of Smeal to the Company in the amount of $7,397. Pursuant to the purchase agreement, the sellers may receive additional consideration in the form of a tax gross-up payment, which is payable no later than April 1, 2018, and is not expected to exceed $2,400. The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment that we expect to finalize in the second quarter of 2017.

This acquisition will be accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition.

We are unable to present the supplemental pro forma revenue and earnings of the Spartan and Smeal combined entity as of January 1, 2016 because the full year 2016 financial statements for Smeal Fire Apparatus Co. and subsidiaries are not yet available. We are unable to present the amounts of the assets acquired and liabilities assumed recognized at the acquisition date as the purchase accounting and valuation are in a preliminary stage and have not been audited.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Financing for the Acquisition

Our acquisition of Smeal was financed using $32,800 borrowed from our existing $100 million line of credit, as set forth in the Second Amended and Restated Credit Agreement, dated as of October 31, 2016, by and among us and our affiliates, as borrowers; certain lenders; Wells Fargo Bank, National Association, as Administrative Agent; and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner.

Acquisition Related Expenses

During 2016, we recorded pretax charges totaling $882 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the 2016 business segment table in Note 16, Business Segments. We expect to incur expenses totaling approximately $600 during 2017 for additional transaction and integration costs related to the acquisition.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2016	2015

Finished goods	$12,743	$16,812
Work in process	14,063	11,691
Raw materials and purchased components	35,458	35,285
Reserve for slow-moving inventory	(3,368)	(3,230)

Total Inventory	$58,896	$60,558

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $3,558 and $2,857 at December 31, 2016 and 2015. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Consolidated Statements of Operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4 – RESTRUCTURING CHARGES

During each of 2016, 2015 and 2014, we incurred restructuring charges related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014, which were all related to our Emergency Response Vehicles segment, are as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Cost of products sold
Inventory impairment	$-	$345	$584
Relocation/retention costs	-	-	93
Production relocation/equipment impairment	136	174	-
Accrual for severance	-	-	131
Total cost of products sold	136	519	808

General and Administrative
Manufacturing process reengineering	959	2,336	1,017
Relocation/retention costs	-	-	298
Accrual for severance	-	-	34
Total general and administrative	959	2,336	1,349
Total restructuring	$1,095	$2,855	$2,157

NOTE 5 – GOODWILL AND INTANGIBLE ASSETS

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

At December 31, 2016 and 2015, we had recorded goodwill at our Fleet Vehicles and Services reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. The goodwill recorded in the Fleet Vehicles & Services reporting unit was evaluated for impairment as of October 1, 2016 using a discounted cash flow valuation.

The estimated fair value of our Fleet Vehicles and Services reporting unit exceeded its carrying value by approximately 115% in 2016, indicating that the goodwill was not impaired. Based on the discounted cash flow valuation at October 1, 2016, an increase in the weighted average cost of capital (“WACC”) used for the Fleet Vehicles and Services reporting unit of 500 basis points would not result in impairment. As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Our goodwill by reportable segment is as follows:

	Emergency Response Vehicles		Fleet Vehicles & Services		Total
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Goodwill, beginning of year	$-	$-	$15,961	$15,961	$15,961	$15,961

Impairment losses during the year	-	-	-	-	-	-
Goodwill, end of year	$-	$-	$15,961	$15,961	$15,961	$15,961

Acquired goodwill	$4,854	$4,854	$15,961	$15,961	$20,815	$20,815
Accumulated impairment	(4,854)	(4,854)	-	-	(4,854)	(4,854)
Goodwill, net	$-	$-	$15,961	$15,961	$15,961	$15,961

Fleet Vehicles and Services segment intangible assets

At December 31, 2016, we had other intangible assets associated with our Fleet Vehicles and Services segment, including customer and dealer relationships, non-compete agreements, an acquired product development project and a trade name. The non-compete agreement, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Our Utilimaster trade name has an indefinite life, and is not amortized. We test our trade name for impairment at least annually, and test other intangible assets for impairment if impairment indicators are present.

We tested our Utilimaster trade name for impairment, as of October 1, 2016 and 2015, by estimating the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. The estimated fair value of our Utilimaster trade name at October 1, 2016 exceeded its carrying cost by 505%. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuation at October 1, 2016, an increase in the WACC used for this impairment analysis of 500 basis points would not result in impairment of the trade name.

Emergency Response Vehicles segment intangible assets

During the three months ended September 30, 2015, we determined that, based on updated sales forecasts for our Classic line of emergency response vehicles, it is more likely than not that our Classic Fire trade name intangible asset was impaired. Accordingly, we conducted an impairment test by comparing the discounted future cash flows expected to result from our ownership of the trade name with its carrying cost at September 30, 2015. The result of this analysis showed that the carrying cost of the Classic Fire trade name exceeded its fair value and the balance was entirely written off.

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

Asset Description	Impairment Charge
Customer relationships	$224
Non-patented technology	209
Classic Fire trade name	560
Total General and administrative	$993

The following table provides information regarding our other intangible assets:

	As of December 31, 2016			As of December 31, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$3,348	$2,822	$6,170	$2,986	$3,184
Acquired product development project	1,860	1,167	693	1,860	821	1,039
Non-compete agreements	400	400	-	400	400	-

Backlog	320	320	-	320	320	-

Trade Names	2,870	-	2,870	2,870	-	2,870

	$11,620	$5,235	$6,385	$11,620	$4,527	$7,093

We recorded $708, $872 and $1,136 of intangible asset amortization expense during 2016, 2015 and 2014.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2017	$683
2018	666
2019	299
2020	273
2021	249
Thereafter	1,345
Total	$3,515

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2016	2015
Land and improvements	$8,049	$5,538
Buildings and improvements	63,418	59,371
Plant machinery and equipment	34,879	35,395
Furniture and fixtures	12,954	15,897
Vehicles	2,912	2,949
Construction in process	7,876	5,566
Subtotal	130,088	124,716
Less accumulated depreciation	(76,972)	(77,396)
Total property, plant and equipment, net	$53,116	$47,320

We recorded depreciation expense of $7,195, $6,565 and $7,242 during 2016, 2015 and 2014. There were no capitalized interest costs in 2016 or 2015.

Construction in progress includes $6,624 and $4,604 at December 31, 2016 and 2015 for the implementation of our ERP system, which has been delayed from its original targeted go-live dates of 2013 through 2015. Work continues on the system, which is now expected to go live in phases in 2017 and 2018.

We review our long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

When reviewing long-lived assets for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the three months ended September 30, 2016 and 2015, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of September 30, 2016 and 2015 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, resulting in a determination that the asset group was impaired.

We estimated the fair value of our tangible long-lived assets of this asset group based on assessments or recent sale prices of similar assets. Impairment charges recorded within Cost of goods sold and General and administrative in the Condensed Consolidated Statement of Operations to adjust the carrying cost of these long-lived tangible assets to their estimated fair value at September 30 are as follows:

	2016	2015
Cost of goods sold
Machinery & equipment	$406	$1,013

General and administrative
Office & computer equipment	-	228
Total asset impairment	$406	$1,241

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 - LEASES

We lease certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements. Building leases generally provide that we pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2016, 2015 and 2014 was $3,086, $2,876 and $2,286.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payments
2017	$2,247
2018	1,843
2019	1,541
2020	1,455
2021	1,130
Thereafter	73

Total	$8,289

We lease certain office equipment, computer hardware and material handling equipment under capital lease agreements. Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $609 and $483, respectively, at December 31, 2016. Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2017	$71
2018	45
2019	33
2020	-
2021	-
Thereafter	-

Total lease obligations, including imputed interest	149

Less imputed interest charges	(10)

Total outstanding capital lease obligations	$139

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 8 - TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2016	2015	2014
Current (credit):
Federal	$2,203	$(520)	$269
State	563	253	(107)
Total current	2,766	(267)	162
Deferred (credit):
Federal	(2,666)	3,994	(1,426)
State	-	1,153	(839)
Total deferred	(2,666)	5,147	(2,265)
TOTAL TAXES ON INCOME	$100	$4,880	$(2,103)

The current tax expense amounts differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 13, Stock Based Compensation. These adjustments were an addition of $123, $44 and $100 in 2016, 2015 and 2014. The adjustments to current taxes on income were recognized as adjustments of additional paid-in capital.

The deferred income tax credit at December 31, 2016 represents a net increase of our deferred tax assets to their realizable value.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2016		2015		2014
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$2,959	34.00%	$(4,284)	34.00%	$(365)	34.00%
Increase (decrease) in income taxes resulting from:
Deferred income tax adjustment	(51)	(0.59)	(156)	1.24	(275)	25.61
Non-deductible compensation	459	5.27	-	-	-	-
Non-deductible NHTSA penalty	-	-	340	(2.70)	-	-
Other nondeductible expenses	226	2.60	176	(1.39)	449	(41.80)
State tax expense, net of federal income tax benefit	68	0.78	(79)	0.63	(201)	18.72
Valuation allowance adjustment	(2,932)	(33.69)	9,472	(75.17)	(505)	47.02

Unrecognized tax benefit adjustment, settlement and expiration of statute	-	-	(172)	1.36	(765)	71.23
Federal research and development tax credit	(801)	(9.20)	(364)	2.89	(296)	27.56
Other	172	1.98	(53)	0.41	(145)	13.47
TOTAL	$100	1.15%	$4,880	(38.73)%	$(2,103)	195.81%

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2016	2015
Deferred income tax assets:
Warranty reserve	$7,246	$6,286
Credit carry-forwards, net of federal income tax benefit	3,199	3,170
Inventory costs and reserves	2,194	2,163
Compensation related accruals	1,512	1,030
Net operating loss carry-forwards, net of federal income tax benefit	1,029	1,108
Stock based compensation	615	626
Other intangible assets	232	(209)
Other	773	921
Total deferred tax assets	$16,800	$15,095

Deferred income tax liabilities:
Depreciation	$(2,294)	$(551)
Trade name	(1,072)	(999)
Prepaid insurance	(522)	(367)
Total deferred income tax liabilities	$(3,888)	$(1,917)

Net deferred income tax assets	$12,912	$13,178
Valuation allowance	(9,602)	(12,534)
Net deferred tax asset	$3,310	$644

We assessed the available positive and negative evidence to determine whether sufficient future taxable income will be generated to realize the benefit of the deferred tax assets as of December 31, 2016 and 2015, and recorded a valuation allowance of $9,602 and $12,534 against a portion of the deferred tax assets. A significant portion of negative evidence considered was the cumulative loss incurred over the three-year periods ending December 31, 2016 and 2015. The remaining residual value of $3,310 represents that portion of our deferred income tax assets that could generate future tax losses and be successfully carried back and offset against current year taxable income to recover taxes paid.

The determination of this valuation allowance took into account our deferred tax liability for a trade name assigned an indefinite life for book purposes in the amount of $1,072 and $999 at December 31, 2016 and 2015. This deferred tax liability was excluded from sources of future taxable income as the timing of its reversal cannot be predicted due to the indefinite life of the trade name, and thus cannot be used to offset the valuation allowance. However, we have also considered prudent and feasible tax planning strategies on certain appreciated property that may be entered into in the future.

At December 31, 2016 and 2015, we had state deferred income tax assets related to state tax net operating loss carry-forwards, of $1,560 and $1,678, which begin expiring in 2018. Also, as of December 31, 2016 and 2015, we had deferred income tax assets related to federal and state tax credit carry-forwards of $4,846 and $4,824, which begin expiring in 2019. Due to accumulated losses in several state jurisdictions, we had recorded valuation allowances against certain deferred income tax assets aggregating $4,228 and $4,278 at December 31, 2016 and 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2016, 2015 and 2014 is as follows:

	2016	2015	2014
Balance at January 1,	$349	$481	$833
Increase (decrease) related to prior year tax positions	(24)	(73)	73
Increase related to current year tax positions	20	91	99
Settlement	-	(110)	-
Expiration of statute	-	(40)	(524)
Balance at December 31,	$345	$349	$481

As of December 31, 2016, we had an ending UTB balance of $345 along with $188 of interest and penalties, for a total liability of $533, with $82 recorded as a current liability and $451 recorded as a non-current liability based on the applicable statutes of limitations. The change in interest and penalties amounted to an increase of $133 in 2016, a decrease of $30 in 2015, and a decrease of $198 in 2014, which were reflected in Income tax expense (benefit) within our Consolidated Statements of Operations.

As of December 31, 2016, we are no longer subject to examination by federal taxing authorities for 2012 and earlier years.

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

We had one customer classified as a major customer in 2016, 2015 and 2014 (Customer A), which was a customer of the Specialty Chassis and Vehicles segment. Information about our major customer is as follows:

	2016		2015		2014
Customer	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

Customer A	$70,954	$7,169	$78,759	$8,512	$57,093	$7,541

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At December 31, 2016 and 2015, we had outstanding letters of credit totaling $1,599 and $1,337 related to certain emergency response vehicle contracts and our workers compensation insurance.

At December 31, 2016, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our business. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K. In the fourth quarters of 2015 and 2014, we accrued charges totaling $982 and $235 to write down certain inventory items associated with this joint venture to their estimated fair values. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our results.

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
$2,269

Chassis Agreements

Our Fleet Vehicles and Services segment assembles van and truck bodies onto original equipment manufacturer (“OEM”) chassis. The majority of such OEM chassis are purchased directly by our customers from the OEM and drop-shipped to our facilities. We are a bailee of most other chassis under converter pool agreements with the OEMs, as described below. Chassis possessed under converter pool agreements are invoiced to the customer by the OEM or its affiliated financial institution based upon the terms of the converter pool agreements. On an annual basis, we purchase and take title to an immaterial number of chassis that ultimately are recorded as sales and cost of sales. Converter pool chassis obtained from the OEMs are based upon estimated future requirements and, to a lesser extent, confirmed orders from customers. Although each manufacturer’s agreement has different terms and conditions, the agreements generally provide that the manufacturer will provide a supply of chassis to be maintained at our production facility under the conditions that we will store such chassis, will not make any additions or modifications to such chassis and will not move, sell or otherwise dispose of such chassis, except under the terms of the agreement. The manufacturer does not transfer the certificate of origin to us and, accordingly, we account for the chassis in our possession as bailed inventory belonging to the manufacturer.

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $784 and $3,795 outstanding on our revolving credit line at December 31, 2016 and 2015. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets. See Note 12 Debt, for further information on our revolving line of credit.

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

Certain warranty and other related claims involve matters of dispute that ultimately are resolved by negotiation, arbitration or litigation. Material warranty issues can arise which are beyond the scope of our historical experience. We provide for any such warranty issues as they become known and are estimable. It is reasonably possible that additional warranty and other related claims could arise from disputes or other matters beyond the scope of our historical experience.

Changes in our warranty liability during the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Balance of accrued warranty at January 1	$16,610	$9,237
Warranties issued during the period	5,705	5,027
Cash settlements made during the period	(10,265)	(8,015)
Changes in liability for pre-existing warranties during the period, including expirations	7,284	10,361
Balance of accrued warranty at December 31	$19,334	$16,610

Changes in liability for pre-existing warranties during the years ended December 31, 2016 and 2015 includes $3,968 and $7,100 for campaigns and recalls outside of our normal warranty programs.

NOTE 11 - COMPENSATION INCENTIVE PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over 5 years and were $796, $707 and $625 in 2016, 2015 and 2014. These amounts are expensed as incurred.

The Spartan Motors, Inc. Incentive Compensation Plan encompasses a quarterly and an annual bonus program. The quarterly program covers certain of our full-time employees. The cash bonuses paid under the quarterly program are equal for all participants. Amounts expensed for the quarterly bonus were $3,298, $1,898 and $1,789 for 2016, 2015 and 2014.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on our achievement of pre-defined financial and operational objectives. Amounts expensed for the annual bonus were $6,470, $1,789 and $1,644 for 2016, 2015 and 2014.

NOTE 12 - DEBT

Long-term debt consists of the following:

	December 31, 2016	December 31, 2015
Note payable to Prudential Investment Management, Inc.
Principal due December 1, 2016 with quarterly interest only payments of $68 at 5.46%. Unsecured debt. (1)	$--	$5,000
Line of credit revolver (2):	--	--
Capital lease obligations (See Note 7 – Leases)	139	187
Total debt	139	5,187
Less current portion of long-term debt	(65)	(63)
Total long-term debt	$74	$5,124

(1)

We had $5,000 of private placement notes outstanding at December 31, 2015 with Prudential Investment Management, Inc., with principal due December 1, 2016. On October 31, 2016 we repaid the $5,000 principal outstanding on our Series B Senior Notes due December 1, 2016, with cash on hand. We had initially planned to fund the December 1, 2016 principal payment with borrowings available under our primary line of credit agreement with Wells Fargo Bank and JPMorgan Chase Bank. Accordingly, this debt was classified as long-term at December 31, 2015.

(2)

On October 31, 2016, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. We had no borrowings on this line at December 31, 2016 or 2015. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal. GM and Chrysler have the ability to draw up to $10,000 against our primary line of credit in relation to chassis supplied to Spartan USA under chassis bailment inventory programs. See Note 10, Commitments and Contingent Liabilities for further information about this chassis bailment inventory program. The applicable borrowing rate including margin was 1.86672% (or one-month LIBOR plus 1.25%) at December 31, 2016.

Under the terms of the primary line of credit agreement and the private shelf agreement, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $73,600 and $36,500 at December 31, 2016 and 2015. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At December 31, 2016 and 2015, we were in compliance with all debt covenants.

NOTE 13 - STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 2,856,250. Total shares remaining available for stock incentive grants under these plans totaled 2,856,250 at December 31, 2016. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under our various stock incentive plans which include our Stock Incentive Plan of 2016 and our Directors’ Stock Purchase Plan. The stock incentive plans allow certain employees, officers and non-employee directors to purchase common stock of Spartan Motors at a price established on the date of grant. Incentive stock options granted under these plans must have an exercise price equal to or greater than 100% of the fair market value of Spartan Motors stock on the grant date.

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

No options were granted in 2016, 2015 or 2014, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. We have had no outstanding options since December 31, 2015. The total intrinsic value of options exercised during years ended December 31, 2016, 2015 and 2014, were $0, $0 and $10.

SARs activity for the year ended December 31, 2016 is as follows for all plans:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2015	221	$3.30
Granted and vested	-	-
Exercised	(16)	3.20
Cancelled	(112)	3.39
SARs outstanding and exercisable at December 31, 2016	93	3.20	$150	1.0

No SARs were granted in 2016, 2015 or 2014, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The total intrinsic value of SARs exercised during the years ended December 31, 2016, 2015 and 2014 was $14, $0 and $0.

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

Restricted stock activity for the year ended December 31, 2016, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2015	379	$4.93
Granted	630	4.01
Vested	(272)	4.59
Forfeited	(71)	4.47
Non-vested shares outstanding at December 31, 2016	666	4.25	1.08

The weighted-average grant date fair value of non-vested shares granted was $4.01, $4.86 and $5.09 for the years ended December 31, 2016, 2015 and 2014.

During 2016, 2015 and 2014, we recorded compensation expense, net of cancellations, of $1,536, $1,198 and $1,624, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Operations related to restricted stock awards was $538, $419 and $568 for 2016, 2015 and 2014. For the years ended December 31, 2016, 2015 and 2014, restricted shares vested with a fair market value of $1,248, $1,528 and $1,785. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2016, we had unearned stock-based compensation of $1,978 associated with these restricted stock grants, which will be recognized over a weighted average of 1.08 years.

Employee Stock Purchase Plan. We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2016 and 2015, we received proceeds of $86 and $61 for the purchase of 13,000 and 16,000 shares under the ESPP.

NOTE 14 – SHAREHOLDERS EQUITY

In October 2011, our Board of Directors authorized the repurchase of up to 1 million shares of the Company’s common stock. In April 2016, our Board of Directors authorized the repurchase of up to 1 million additional shares of our common stock, and terminated the October 2011 authorization effective June 30, 2016. The following table represents our purchases of our common stock during the years ended December 31, 2016 and 2015 under these share repurchase programs.

Share purchase programs			2016		2015
Authorized amount (shares) (000)	Date approved by board	Program termination date	Shares purchased (000)	Purchase value	Shares purchased (000)	Purchase value
1,000	October, 2011	June 30, 2016	422	$2,000	-	$-
1,000	April, 2016	N/A	-	$-	-	$-

NOTE 15 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2016, 2015 and 2014 (in thousands). The stock awards noted as antidilutive were not included in the diluted (in the case of stock options) or basic (in the case of unvested restricted stock awards) weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of our common stock increases.

	Year Ended December 31,
	2016	2015	2014
Basic weighted average common shares outstanding	34,405	33,826	34,251
Effect of dilutive stock options	-	-	5
Diluted weighted average common shares outstanding	34,405	33,826	34,256

Antidilutive stock awards:
Stock options	-	-	175
Unvested restricted stock awards	-	403	-

NOTE 16 - BUSINESS SEGMENTS

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

The Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location and focuses on designing and manufacturing walk-in vans used in the parcel delivery, mobile retail, and trades and construction industries, along with the production of commercial truck bodies, and supplies related aftermarket parts and accessories.

The Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and accessories.

As a result of a realignment of our operating segments completed during the second quarter of 2016, aftermarket parts and accessories related to emergency response vehicles, which were formerly reported under the Specialty Chassis and Vehicles segment, are now included in the Emergency Response Vehicles segment. Segment results from 2015 and 2014 are shown reflecting the change. Appropriate expense amounts are allocated to the three reportable segments and are included in their reported operating income or loss.

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

Sales to customers outside the United States were $31,716, $40,058 and $55,919 for the years ended December 31, 2016, 2015 and 2014, or 5.4%, 7.3% and 11.0%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2016

	Segment
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$175,730	$-	$-	$-	$175,730
Fleet vehicles sales	-	206,248	-	-	206,248
Motor home chassis sales	-	-	97,999	-	97,999
Other specialty vehicles sales	-	-	21,074	-	21,074
Aftermarket parts and accessories sales	7,251	72,141	10,334	-	89,726
Total sales	$182,981	$278,389	$129,407	$-	$590,777
Depreciation and amortization expense	$1,143	$3,455	$519	$2,786	$7,903
Operating income (loss)	(13,660)	28,740	6,846	(13,301)	8,625
Segment assets	77,887	65,277	28,825	71,305	243,294
Capital expenditures	1,558	2,011	6,842	2,999	13,410

Year Ended December 31, 2015

	Segment
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$187,127	$-	$-	$-	$187,127
Fleet vehicles sales	-	193,772	-	-	193,772
Motor home chassis sales	-	-	103,264	-	103,264
Other specialty vehicles sales	-	-	13,849	-	13,849
Aftermarket parts and accessories sales	6,093	33,911	12,398	-	52,402
Total sales	$193,220	$227,683	$129,511	$-	$550,414
Depreciation and amortization expense	$914	$3,631	$408	$2,487	$7,440
Operating income (loss)	(23,722)	14,530	4,906	(8,193)	(12,479)
Segment assets	76,030	70,491	24,032	60,118	230,671
Capital expenditures	1,010	1,323	859	1,703	4,895

Year Ended December 31, 2014

	Segment
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Consolidated
Emergency response vehicles sales	$184,532	$-	$-	$-	$184,532
Fleet vehicles sales	-	189,016	-	-	189,016
Motor home chassis sales	-	-	86,186	-	86,186
Other specialty vehicles sales	-	-	9,165	-	9,165
Aftermarket parts and accessories sales	5,471	21,482	10,912	-	37,865
Total sales	$190,003	$210,498	$106,263	$-	$506,764
Depreciation and amortization expense	$1,030	$4,297	$669	$2,382	$8,378
Operating income (loss)	(6,280)	8,324	6,619	(9,814)	(1,151)
Segment assets	81,748	65,827	21,269	69,669	238,813
Capital expenditures	516	989	412	1,546	3,463

NOTE 17 – RELATED PARTY TRANSACTIONS

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. pursuant to a Purchase Agreement dated December 12, 2016 (see Note 2, Acquisition Activities (Subsequent Event) for further information). As of December 31, 2016, the total amount of receivables due from from the former owners of Smeal was $7,397. This balance was forgiven as part of the acquisition on January 1, 2017. Sales to the former owners of Smeal were $30,748, $32,600, and $17,785 in 2016, 2015, and 2014.

John Forbes, the President of our Fleet Vehicles and Services segment serves on the Board of Directors of Patrick Industries, Inc. During the years ended December 31, 2016 and 2015, we made purchases of $4,009 and $300 from subsidiaries of Patrick Industries, Inc. for parts used in the manufacture of our products. These purchases were made through a competitive bid process at arms-length.

Richard Dauch, who serves on the Spartan Motors Board of Directors, is the Chief Executive Officer of Accuride, Inc. During the years ended December 31, 2016 and 2015, we made purchases of $836 and $1,000 from Accuride Distributing, a subsidiary of Accuride, Inc., for parts used in the manufacture of our products. These purchases were made through a competitive bid process at arms-length.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2016 and 2015 is as follows (full year amounts may not sum due to rounding):

	2016 Quarter Ended				2015 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$133,726	$162,537	$148,664	$145,850	$128,372	$144,824	$136,572	$140,647

Gross profit	15,820	20,807	18,010	17,890	11,533	17,442	12,808	5,329

Restructuring charges	339	227	304	224	1,155	811	462	427

Net earnings (loss) attributable to Spartan Motors, Inc.	543	4,379	2,745	942	(2,880)	1,177	(5,818)	(9,450)

Basic net earnings (loss) per share	0.02	0.13	0.08	0.03	(0.09)	0.03	(0.17)	(0.28)

Diluted net earnings (loss) per share	0.02	0.13	0.08	0.03	(0.09)	0.03	(0.17)	(0.28)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2016. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2017, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2017, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2017, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2016.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	93,000	$7.64	2,800,000
Equity compensation plans not approved by security holders (2)	--	N/A	56,250
Total	93,000	$7.64	2,856,250

(1)	Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”), and the Spartan Motors, Inc. Stock Incentive Plan of 2007 (the “2007 Plan”).

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

(3)

Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. Furthermore, each of the 2016 Plan and the 2007 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2016 Plan (2,800,000 shares) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2017, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 24, 2017, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2016, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2016, 2015 and 2014

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2016

Consolidated Balance Sheets - December 31, 2016 and December 31, 2015

Consolidated Statements of Operations - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2016, 2015 and 2014

Consolidated Statements of Cash Flows - Years Ended December 31, 2016, 2015 and 2014

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

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.1 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Employment Letter Agreement dated October 23, 2015, between the Company and John W. Slawson. Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.2

Spartan Motors, Inc. Stock Incentive Plan of 2016. Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 8, 2016 (Commission File No. 001-33582), and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Leadership Team Compensation Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

Exhibit Number	Document

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

10.11

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.12	Second Amended and Restated Credit Agreement, dated October 31, 2016, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

Exhibit Number	Document

10.13

Employment Letter Agreement dated July 22, 2014, between Spartan Motors, Inc. and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.14

Employment Letter Agreement dated September 15, 2015, between Spartan Motors, Inc. and Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.15

Employment Letter Agreement Dated January 6, 2005 between Spartan Motors, Inc. and Arthur D. Ickes. Previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.16

Employment Letter Agreement dated October 30, 2008 between Spartan Motors, Inc. and Thomas T. Kivell. Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.17

Employment Agreement dated May 7, 2009, between Utilimaster Holdings, Inc. and John A. Forbes. Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.18

Employment Letter Agreement dated December 23, 2014 between Spartan Motors, Inc. and Steve Guillaume. Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.19

Employment Letter Agreement dated May 11, 2015 between Spartan Motors, Inc. and Steve Guillaume. Previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.20	Employment Letter Agreement dated July 14, 2014 between Spartan Motors, Inc. and Thomas C. Schultz.*

10.21	Asset Purchase Agreement, dated as of December 12, 2016, by and among Spartan Motors USA, Inc., Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., U.S. Tanker Co., and Rodney Cerny, as Representative. Previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2017, and incorporated herein by reference.

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

Exhibit Number	Document

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to: Chief Financial Officer, Spartan Motors, Inc., 1541 Reynolds Road, Charlotte, Michigan 48813.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN MOTORS, INC.

March 3, 2017	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 3, 2017	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 3, 2017	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

March 3, 2017	By	* /s/ Frederick J. Sohm
Richard R. Current, Director

March 3, 2017	By	* /s/ Frederick J. Sohm
Ronald Harbour, Director

March 3, 2017	By	* /s/ Frederick J. Sohm
Hugh W. Sloan, Director

March 3, 2017	By	* /s/ Frederick J. Sohm
James A. Sharman, Director

March 3, 2017	By	* /s/ Frederick J. Sohm
James C. Orchard, Director

March 3, 2017	* By	/s/ Frederick J. Sohm
Frederick J. Sohm Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2016:

Allowance for doubtful accounts	$130	$368	$-	$(11)	$487

Reserve for slow-moving inventory	3,230	2,984	-	(2,846)	3,368

Accrued warranty	16,610	12,989	-	(10,265)	19,334

Valuation allowance for deferred tax assets	12,534	-	-	(2,932)	9,602

Year ended December 31, 2015:

Allowance for doubtful accounts	$144	$12	$-	$(26)	$130

Reserve for slow-moving inventory	3,588	3,973	-	(4,331)	3,230

Accrued warranty	9,237	15,388	-	(8,015)	16,610

Valuation allowance for deferred tax assets	3,062	9,472	-	-	12,534

Year ended December 31, 2014:

Allowance for doubtful accounts	$769	$71	$-	$(696)	$144

Reserve for slow-moving inventory	2,295	5,343	-	(4,050)	3,588

Accrued warranty	7,579	6,533	-	(4,875)	9,237

Valuation allowance for deferred tax assets	3,567	-	-	(505)	3,062

EXHIBIT INDEX

Exhibit Number	Document

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

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.1 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Employment Letter Agreement dated October 23, 2015, between the Company and John W. Slawson. Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.2

Spartan Motors, Inc. Stock Incentive Plan of 2016. Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 8, 2016 (Commission File No. 001-33582), and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Leadership Team Compensation Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.5

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

i

Exhibit Number	Document

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

10.11

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.12	Second Amended and Restated Credit Agreement, dated October 31, 2016, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

ii

Exhibit Number	Document

10.13

Employment Letter Agreement dated July 22, 2014, between Spartan Motors, Inc. and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.14

Employment Letter Agreement dated September 15, 2015, between Spartan Motors, Inc. and Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.15

Employment Letter Agreement Dated January 6, 2005 between Spartan Motors, Inc. and Arthur D. Ickes. Previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.16

Employment Letter Agreement dated October 30, 2008 between Spartan Motors, Inc. and Thomas T. Kivell. Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.17

Employment Agreement dated May 7, 2009, between Utilimaster Holdings, Inc. and John A. Forbes. Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.18

Employment Letter Agreement dated December 23, 2014 between Spartan Motors, Inc. and Steve Guillaume. Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.19

Employment Letter Agreement dated May 11, 2015 between Spartan Motors, Inc. and Steve Guillaume. Previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.20	Employment Letter Agreement dated July 14, 2014 between Spartan Motors, Inc. and Thomas C. Schultz.*

10.21	Asset Purchase Agreement, dated as of December 12, 2016, by and among Spartan Motors USA, Inc., Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., U.S. Tanker Co., and Rodney Cerny, as Representative. Previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed with the SEC on January 5, 2017, and incorporated herein by reference.

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

iii

Exhibit Number	Document

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_________________________

*Management contract or compensatory plan or arrangement.

iv