Form 10-Q
period 2017-03-31
SPARTAN MOTORS INC
filed 2017-05-04
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2017.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging Growth Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common stock, $.01 par value	35,127,689 shares

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all inclusive. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$35,412	$32,041
Accounts receivable, less allowance of $300 and $487	64,189	65,441
Inventories	109,153	58,896
Income taxes receivable	-	1,287
Other current assets	5,318	4,526
Total current assets	214,072	162,191

Property, plant and equipment, net	58,134	53,116
Goodwill	25,630	15,961
Intangible assets, net	10,071	6,385
Other assets	2,675	2,331
Net deferred tax asset	3,227	3,310
TOTAL ASSETS	$313,809	$243,294

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$35,890	$31,336
Accrued warranty	20,191	19,334
Accrued compensation and related taxes	8,353	13,188
Deposits from customers	48,692	16,142
Other current liabilities and accrued expenses	11,143	7,659
Current portion of long-term debt	63	65
Total current liabilities	124,332	87,724

Other non-current liabilities	4,908	2,544
Long-term debt, less current portion	32,860	74
Total liabilities	162,100	90,342
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 40,000 shares authorized; 35,123 and 34,383 outstanding	351	344
Additional paid in capital	76,686	76,837
Retained earnings	75,330	76,428
Total Spartan Motors, Inc. shareholders’ equity	152,367	153,609
Non-controlling interest	(658)	(657)
Total shareholders’ equity	151,709	152,952
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$313,809	$243,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2017	2016

Sales	$167,075	$133,726
Cost of products sold	150,531	117,906
Restructuring charges	150	-
Gross profit	16,394	15,820

Operating expenses:
Research and development	2,142	1,224
Selling, general and administrative	14,602	13,566
Restructuring charges	492	339
Total operating expenses	17,236	15,129

Operating income (loss)	(842)	691

Other income (expense):
Interest expense	(264)	(114)
Interest and other income	90	59

Total other income (expense)	(174)	(55)

Income (loss) before taxes	(1,016)	636

Taxes	83	93

Net income (loss)	(1,099)	543

Less: net income (loss) attributable to non-controlling interest	(1)	-

Net income (loss) attributable to Spartan Motors, Inc.	$(1,098)	$543

Basic net income (loss) per share	$(0.03)	$0.02
Diluted net income (loss) per share	$(0.03)	$0.02

Basic weighted average common shares outstanding	33,725	34,280
Diluted weighted average common shares outstanding	33,725	34,280

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(1,099)	$543
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,325	1,786
(Gain)/loss on disposal of assets	-	(5)
Accruals for warranty	2,315	2,128
Tax expense (benefit) related to stock incentive plan transactions	-	37
Deferred income taxes	83	-
Stock based compensation related to stock awards	313	619
Decrease (increase) in operating assets:
Accounts receivable	382	(2,915)
Inventories	12,388	(10,619)
Income taxes receivable	1,287	942
Other assets	62	(226)
Increase (decrease) in operating liabilities:
Accounts payable	640	13,974
Cash paid for warranty repairs	(3,358)	(2,521)
Accrued customer rebates	(516)	(625)
Accrued compensation and related taxes	(6,398)	(101)
Deposits from customers	(10,378)	2,487
Other current liabilities and accrued expenses	1,241	443
Other long term liabilities	2,070	-
Taxes on income	(55)	(9)
Total adjustments	2,401	5,395
Net cash provided by operating activities	1,302	5,938

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,355)	(1,743)
Proceeds from sale of property, plant and equipment	-	20
Acquisition of business, net of cash acquired	(28,903)	-
Net cash used in investing activities	(30,258)	(1,723)

Cash flows from financing activities:
Proceeds from long-term debt	32,800	10
Payments on long-term debt	(16)	(10)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(457)	(94)
Cash related to tax impact of stock incentive plan transactions	-	(37)
Net cash provided by (used in) financing activities	32,327	(131)

Net increase in cash and cash equivalents	3,371	4,084
Cash and cash equivalents at beginning of period	32,041	32,701
Cash and cash equivalents at end of period	$35,412	$36,785

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2016	34,383	$344	$76,837	$76,428	$(657)	$152,952

Issuance of common stock and the tax impact of stock incentive plan transactions	3	-	(457)	-	-	(457)

Issuance of restricted stock, net of cancellation	737	7	(7)	-	-	-

Stock based compensation expense related to restricted stock	-	-	313	-	-	313

Net loss	-	-	-	(1,098)	(1)	(1,099)

Balance at March 31, 2017	35,123	$351	$76,686	$75,330	$(658)	$151,709

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”, “we”, “our” or “us”) consolidated financial statements for the year ended December 31, 2016, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2017. There have been no changes in such accounting policies as of the date of this report.

Spartan Motors, Inc. is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles. We also manufacture bodies for various markets including emergency response vehicles and delivery and service vehicles.

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; Ephrata, Pennsylvania; Bristol, Indiana; Kansas City, Missouri; and Saltillo, Mexico. Spartan USA was formerly known as Crimson Fire, Inc.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower Company brand names. Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q.

On January 1, 2017, Spartan USA acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. When used in this Quarterly Report on Form 10-Q, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania and is operated as part of our Emergency Response Vehicles segment.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2017, the results of operations for the three month period ended March 31, 2017 and the cash flows for the three month period ended March 31, 2017, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at March 31, 2017 and December 31, 2016.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

New Accounting Standards

In February 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). ASU 2017-05 is intended to provide guidance for when gains and losses on nonfinancial assets should be applied to a financial asset by defining the term “nonfinancial asset”. ASU 2017-05 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective. We believe that that the adoption of the provisions of ASU 2017-05 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). ASU 2017-4 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. We believe that that the adoption of the provisions of ASU 2017-04 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. We believe that that the adoption of the provisions of ASU 2016-13 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact of our adoption of ASU 2016-09 for the year ending December 31, 2017 will depend on market factors and the timing and intrinsic value of future stock based compensation award vesting. Our adoption of ASU 2016-09 did not have a material impact on our consolidated financial position, results of operations or cash flows through March 31, 2017.

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

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330) -  Simplifying the Measurement of Inventory ("ASU 2015-11"). ASU 2015-11 requires entities that measure inventory using the FIFO or average cost methods to measure inventory at the lower of cost or net realizable value to more closely align the measurement of inventory in GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Our adoption of ASU 2015-11 had no impact on our consolidated financial position, results of operations or cash flows.

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

NOTE 2 – ACQUISITION ACTIVITIES

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. pursuant to an Asset Purchase Agreement dated December 12, 2016. When used in these Notes, “Smeal” refers to the assets, liabilities and operations acquired from these entities.

This acquisition will bring significant scale to our Emergency Response Vehicles segment, expand the geographic reach of our dealer network and add complementary products to our existing emergency response product portfolio.

Included in our results since the January 1, 2017 acquisition are net sales of $40,662 and operating loss of $1,000 for the quarter ended March 31, 2017, which included a one-time charge to cost of products sold of $189 related to the fair value step-up of inventories acquired from Smeal and sold during the quarter.

Pro forma Results of Operation (Unaudited)

The following table provides unaudited pro forma net sales and results of operations for the quarter ended March 31, 2017 and 2016, as if Smeal had been acquired on January 1 of 2016. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as changes in the depreciation and amortization expense on the Smeal assets acquired resulting from the fair valuation of assets acquired, expenses incurred to complete the acquisition and the impact of acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Smeal. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

Pro Forma Results of Operations	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016

Net sales	$167,075	$150,275

Net earnings	$686	$63

Diluted net earnings per share	$0.02	$-

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Purchase Price Allocation

The estimated total purchase price paid for our acquisition of Smeal was $42,489. The consideration paid consisted of $28,903 in cash, net of cash acquired of $3,825, and the forgiveness of certain liabilities owed by the former owners of Smeal to the Company in the amount of $7,391. Pursuant to the purchase agreement, the sellers may receive additional consideration in the form of a tax gross-up payment, which is payable no later than April 1, 2018, and is not expected to exceed $2,400. The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment that we expect to finalize later in 2017. Smeal has been a significant chassis customer of Spartan USA. The price paid pursuant to the Purchase Agreement was the subject of arm's length negotiation between Smeal and us.

This acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include trade-names and certain non-patented technology. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $9,669 was recorded as goodwill. We recorded an estimate for contingent consideration related to the tax gross-up payment, valued in accordance with accounting guidance for business combinations and fair value measurements at $2,370.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash	$3,825
Accounts receivable	6,523
Inventory	62,853
Other current assets	887
Property, plant and equipment	5,773
Intangible assets	3,900
Goodwill	9,669
Total assets acquired	93,430

Accounts payable	3,935
Customer prepayments	42,929
Accrued warranty	1,900
Other liabilities	2,177
Total liabilities assumed	50,941

Total purchase price	$42,489

Contingent Consideration

Pursuant to the purchase agreement, the former owners of Smeal may receive additional consideration in the form of a tax gross-up payment, which is not expected to exceed $2,400. The purchase agreement specifies that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that result from the transaction. The payment is expected to be between $0 and $2,400 and will be based on state and federal income tax regulations in effect at the time of the payment for the tax year ending December 31, 2017. Under tax rules in effect as of the filing of this Form 10-Q, the additional consideration would be approximately $2,400. In accordance with accounting guidance for business combinations, the value of the future consideration was recorded based upon tax rules in effect at the time of the acquisition, discounted to January 1, 2017 using a risk free discount rate of 1%. Changes in this estimate, other than changes in its present value, will be reflected as adjustments to the purchase price for a period of up to one year after the closing. Changes in the present value of the contingent consideration will be reflected in operating income in the period of such change.

Goodwill Assigned

The acquisition resulted in the recognition, on a preliminary basis, of $9,669 of goodwill, which is expected to be deductible for tax purposes. The goodwill recognized is subject to a final net working capital adjustment and any necessary adjustment to the contingent consideration.

Goodwill consists of expected synergies resulting from the acquisition and the estimated value of the workforce employed. Key areas of expected cost savings include an expanded dealer network; complementary product portfolios; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Financing for the Acquisition

Our acquisition of Smeal was financed using $32,800 borrowed from our existing $100,000 line of credit, as set forth in the Second Amended and Restated Credit Agreement, dated as of October 31, 2016, by and among us and our affiliates, as borrowers; certain lenders; Wells Fargo Bank, National Association, as Administrative Agent; and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner.

Acquisition Related Expenses

During the first quarter of 2017, we recorded pretax charges totaling $672 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the business segment table in Note 10, Business Segments.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2017	2016
Finished goods	$28,714	$12,743
Work in process	25,476	14,063
Raw materials and purchased components	58,041	35,458
Reserve for slow-moving inventory	(3,078)	(3,368)
Total inventory	$109,153	$58,896

We have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $9,529 and $3,558 at March 31, 2017 and December 31, 2016.

NOTE 4 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

As described in Note 2 - Acquisition Activities, we acquired substantially all of the assets and related liabilities of Smeal on January 1, 2017. The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. Due to the short period of time that has elapsed since the acquisition of Smeal, it is our assessment that the goodwill at Smeal is not impaired. The goodwill at Smeal will be evaluated as part of the next annual assessment which will occur as of October 1, 2017, unless there is a triggering event that would necessitate an earlier evaluation.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Emergency Response Vehicles	Fleet Vehicles & Services	Total
Balance as of December 31, 2016	$-	$15,961	$15,961
Acquisition of Smeal	9,669	-	9,669
Balance as of March 31, 2017	$9,669	$15,961	$25,630

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

With the acquisition of Smeal, we acquired other intangible assets besides goodwill. We recorded $3,900 in intangibles from the acquisition. The intangibles consist of unpatented technology and various trade names. The unpatented technology will be amortized using the straight-line method over its estimated remaining useful life of 10 years, consistent with the pattern of economic benefits estimated to be received. The trade names are considered to have indefinite lives, and as such will not be amortized but will be tested for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the trade names are impaired.

The following table provides information regarding our other intangible assets:

	As of March 31, 2017			As of December 31, 2016

	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$3,437	$2,733	$6,170	$3,348	$2,822
Acquired product development project	1,860	1,254	606	1,860	1,167	693
Unpatented technology	1,500	38	1,462	-	-	-
Non-compete agreements	400	400	-	400	400	-

Backlog	320	320	-	320	320	-

Trade Names	5,270	-	5,270	2,870	-	2,870
	$15,520	$5,449	$10,071	$11,620	$5,235	$6,385

We recorded $214 and $177 of intangible asset amortization expense during the quarters ended March 31, 2017 and 2016.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2017	$619
2018	816
2019	449
2020	423
2021	399
Thereafter	2,095
Total	$4,801

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 - DEBT

Long-term debt consists of the following:

	March 31, 2017	December 31, 2016
Line of credit revolver (1):	$32,800	$-
Capital lease obligations	123	139
Total debt	32,923	139
Less current portion of long-term debt	(63)	(65)
Total long-term debt	$32,860	$74

(1)

On October 31, 2016, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. We had no borrowings on this line at December 31, 2016. In January 2017, we borrowed $32,800 from our credit line to fund our acquisition of Smeal. GM and Chrysler have the ability to draw up to $10,000 against our primary line of credit in relation to chassis supplied to Spartan USA under chassis bailment inventory programs. The applicable borrowing rate including margin was 2.0625% (or one-month LIBOR plus 1.25%) at March 31, 2017.

Under the terms of the primary line of credit agreement, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $35,500 and $73,600 at March 31, 2017 and December 31, 2016, net of borrowings outstanding. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At March 31, 2017 and December 31, 2016, we were in compliance with all debt covenants.

NOTE 6 – RESTRUCTURING

During the first quarter of 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition.

During the first quarter of 2016, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the quarter ended March 31, 2017, broken down by segment, are as follows:

	Quarter Ended March 31, 2017
	Emergency Response	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$37	$97	$16	$-	150

General and Administrative
Accrual for severance	362	8	79	43	492
Total restructuring	$399	$105	$95	$43	$642

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations for the quarter ended March 31, 2016, were $339 and related to manufacturing process reengineering and were included in Operating expense. All these charges were related to our Emergency Response Vehicles segment.

The following table provides a summary of the compensation related charges incurred during the quarter ended March 31, 2017 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on the Condensed Consolidated Balance Sheets.

Severance
Balance January 1, 2017	$-
Accrual for severance	642
Payments and adjustments made in period	200
Balance March 31, 2017	$442

There were no compensation related charges incurred during the quarter ended March 31, 2016.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At March 31, 2017 and December 31, 2016, we had outstanding letters of credit totaling $1,599 related to certain emergency response vehicle contracts and our workers compensation insurance.

At March 31, 2017, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $172 and $784 outstanding on our revolving credit line at March 31, 2017 and December 31, 2016. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Changes in our warranty liability during the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
Balance of accrued warranty at January 1	$19,334	$16,610
Warranties issued during the period	1,740	1,069
Cash settlements made during the period	(3,358)	(2,521)
Changes in liability for pre-existing warranties during the period, including expirations	575	1,059
Assumed warranties outstanding at Smeal on January 1, 2017	1,900	-
Balance of accrued warranty at March 31	$20,191	$16,217

Spartan-Gimaex joint venture

In February, 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q. Through December 31, 2016, we recorded charges totaling $1,217 to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the quarter ended March 31, 2017. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

NOTE 8 – EARNINGS (LOSS) PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the Net earnings (loss) per share calculation:

	Three Months Ended March 31,
	2017	2016
Basic weighted average common shares outstanding	33,725	34,280
Effect of dilutive stock appreciation rights	-	-
Diluted weighted average common shares outstanding	33,725	34,280

Anti-dilutive stock awards:
Restricted stock	681	-
Stock appreciation rights	3	-
	684	-

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (Stock appreciation rights) weighted average common shares outstanding.

NOTE 9 – TAXES

Our effective income tax rate was (8.2)% in the first quarter of 2017, compared to 14.6% in the first quarter of 2016. Our effective tax rates for the first quarters of 2017 and 2016 were impacted by the deferred tax asset valuation allowance that we recorded in 2015, which resulted in a tax rate applied to current earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. Tax expense of $83 and $93 recorded in the first quarter of 2017 and 2016 result from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 10 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. Beginning in 2017, we evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition, the impact of fair value adjustments to inventory acquired from Smeal, and the impact on the timing of the recognition of gross profit for our chassis that are utilized by our recently acquired Smeal operations. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2017 annual meeting of shareholders, which proxy statement was filed with the SEC on April 13, 2017.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol and Wakarusa, Indiana locations, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the delivery and service market and the production of commercial truck bodies along with related aftermarket parts and assemblies.

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

Three Months Ended March 31, 2017

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Consolidated

Emergency response vehicle sales	$77,985	$-	$-	$-	$77,985
Fleet vehicle sales	-	43,142	-	-	43,142
Motor home chassis sales	-	-	26,084	-	26,084
Other specialty vehicle sales	-	-	4,822	-	4,822
Aftermarket parts and accessories sales	2,217	10,778	2,047	-	15,042

Total sales	$80,202	$53,920	$32,953	$-	$167,075

Depreciation and amortization expense	$552	$876	$310	$587	$2,325
Adjusted EBITDA	(1,337)	6,244	1,533	(2,251)	4,189
Segment assets	149,059	63,516	31,074	70,186	313,835
Capital expenditures	183	249	24	899	1,355

Three Months Ended March 31, 2016

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Consolidated

Emergency response vehicle sales	$39,384	$-	$-	$-	$39,384
Fleet vehicle sales	-	40,305	-	-	40,305
Motor home chassis sales	-	-	26,431	-	26,431
Other specialty vehicle sales	-	-	4,405	-	4,405
Aftermarket parts and accessories sales	1,754	18,987	2,460	-	23,201

Total sales	$41,138	$59,292	$33,296	$-	$133,726

Depreciation and amortization expense	$206	$873	$115	$592	$1,786
Adjusted EBITDA	(3,119)	6,462	1,595	(2,063)	2,875
Segment assets	68,731	74,135	31,608	73,120	247,594
Capital expenditures	381	733	199	430	1,743

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The table below presents the reconciliation of our consolidated Adjusted EBITDA to net income. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) attributable to Spartan Motors, Inc. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net income (loss) attributable to Spartan Motors, Inc.	$(1,098)	$543
Add:
Interest expense	264	114
Taxes	83	93
Depreciation and amortization expense	2,325	1,786
EBITDA	1,574	2,536
Add:
Restructuring expense	642	339
Acquisition expense	672	-
Impact of inventory fair value step-up	189	-
Impact of chassis shipments to Smeal	1,112	-
Adjusted EBITDA	$4,189	$2,875

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are known as a leading, niche market engineer and manufacturer in the heavy-duty, custom vehicles marketplace. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Snyder and Neligh, Nebraska; Delavan, Wisconsin; Bristol, Indiana; Kansas City, Missouri; and Saltillo, Mexico. Spartan USA was formerly known as Crimson Fire, Inc.

Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower Company brand names. Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q.

Our business strategy is to further expand and diversify product lines and develop innovative design, engineering and manufacturing expertise in order to be the best value producer of specialty vehicle products. We have an innovative team focused on building lasting relationships with our customers. This is accomplished by striving to deliver premium Specialty Chassis and Vehicles, vehicle components, and services that inspire customer loyalty. Our diversification across several sectors creates numerous opportunities while minimizing overall risk. Additionally, our business model provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size operations to ensure stability and growth.

Recent Acquisition

On January 1, 2017, we completed our acquisition of essentially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. (collectively, “Smeal”) pursuant to an Asset Purchase Agreement dated December 12, 2016. The assets acquired consist of the assets used by Smeal in the operation of its business designing, manufacturing, and distributing vehicles, components, and apparatus for the fire service industry. This acquisition will bring significant scale to our Emergency Response Vehicles segment, expand the geographic reach of our dealer network and add complementary products to our existing emergency response product portfolio. Please see Note 2 - Acquisition Activities, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for more information regarding this acquisition.

Executive Overview

●	Acquired substantially all of the assets and related liabilities of Smeal Fire Apparatus Co. and subsidiaries on January 1, 2017.
●	Revenue of $167.1 million in the first quarter of 2017, an increase of 24.9% compared to $133.7 million in the first quarter of 2016.
●	Gross profit of $16.4 million in the first quarter of 2017, an increase of 3.6% compared to $15.8 million in the first quarter of 2016.
●	Gross Margin of 9.8% in the first quarter of 2017, compared to 11.8% in the first quarter of 2016.
●	Operating expense of $17.2 million, or 10.3% of sales in the first quarter of 2017, compared to $15.1 million or 11.3% of sales in the first quarter of 2016.
●	Operating loss of $0.8 million in the first quarter of 2017, compared to income of $0.7 million in the first quarter of 2016.
●	Net loss of $1.1 million in the first quarter of 2017, compared to net income of $0.5 million in the first quarter of 2016.
●	Loss per share of $0.03 in the first quarter of 2017, compared to earnings per share of $0.02 in the first quarter of 2016.
●	Cash provided by operations of $1.3 million in the first quarter of 2017, compared to $5.9 million in the first quarter of 2016.
●	Order backlog of $351.3 million at March 31, 2017, an increase of $32.4 million, or 10.2% from our backlog of $318.9 million at March 31, 2016.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2017.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2017	2016
Sales	100.0	100.0
Cost of products sold	90.1	88.2
Restructuring charges	0.1	0.0
Gross profit	9.8	11.8
Operating expenses:
Research and development	1.3	0.9
Selling, general and administrative	8.7	10.1
Restructuring charges	0.3	0.3
Operating income (loss)	(0.5)	0.5
Other income (expense), net	(0.1)	0.0
Income (loss) before taxes	(0.6)	0.5
Taxes	(0.0)	0.1
Net income (loss)	(0.7)	0.4

Quarter Ended March 31, 2017 Compared to the Quarter Ended March 31, 2016

Sales

For the quarter ended March 31, 2017, we reported consolidated sales of $167.1 million, compared to $133.7 million for the first quarter in 2016 an increase of $33.4 million or 25.0%. This increase reflects a $39.1 million sales increase in our Emergency Response Vehicles segment driven by our acquisition of Smeal on January 1, 2017, which was partially offset by decreases of $5.4 million in our Fleet Vehicles and Services segment and $0.3 million in our Specialty Chassis and Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $150.7 million in the first quarter of 2017, compared to $117.9 million in the first quarter of 2016, an increase of $32.8 million or 27.8%. Our cost of products sold increased by $39.9 million due to the Smeal acquisition completed in January of 2017. Also contributing to the change in cost of products sold were decreases of $5.1 million due to lower unit volumes outside of the Smeal acquisition, $1.5 million due to manufacturing efficiencies and $0.5 million due to lower warranty accruals in the first quarter of 2017 compared with the same period in 2016. As a percentage of sales, cost of products sold increased to 90.2% in the first quarter of 2017, compared to 88.2% in the first quarter of 2016, with 260 basis points of the increase due to the write-up of Smeal inventory to its fair value at the acquisition date of January 1, and 60 basis points due to an overall less favorable product mix in 2017. Partially offsetting these increases were decreases of 90 basis points due to increased manufacturing efficiencies and 30 basis points due to lower warranty accruals in 2017.

Gross Profit

Gross profit was $16.4 million for the first quarter of 2017, compared to $15.8 million for the first quarter of 2016, an increase of $0.6 million, or 3.8%, mainly due to the higher overall revenue. Gross margin decreased to 9.8% from 11.8% over the same time period, mainly due to the impact of the Smeal acquisition as discussed above.

Operating Expenses

Operating expense was $17.2 million for the quarter ended March 31, 2017, compared to $15.1 million for the first quarter of 2016, an increase of $2.1 million or 13.9%. Research and development expense in the first quarter of 2017 was $2.1 million, compared to $1.2 million in the first quarter of 2016, an increase of $0.9 million, or 75.0%, driven by increases in new product development projects, mainly in our Emergency Response Vehicles segment. Selling, general and administrative expense was $14.6 million in the first quarter of 2017, compared to $13.6 million for the first quarter of 2016, an increase of $1.0 million or 7.4%. This increase was mainly due to the acquisition of Smeal in the first quarter of 2017. Restructuring charges were $0.5 million in the first quarter of 2017, compared to $0.3 million in the first quarter of 2016, an increase of $0.2 million, or 66.7%, as a result of a company-wide effort to streamline operations and integrate our Smeal acquisition begun in 2017.

Taxes

Our effective income tax rate was (8.2)% in the first quarter of 2017, compared to 14.6% in the first quarter of 2016. Our effective tax rates for the first quarters of 2017 and 2016 were impacted by the deferred tax asset valuation allowance that we recorded in 2015, which resulted in a tax rate applied to current earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. Tax expense of $0.1 million and $0.1 million recorded in the first quarter of 2017 and 2016 result from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

Net Earnings (loss)

We recorded a net loss of $1.1 million or $0.03 per share for the first quarter of 2017, compared to net earnings of $0.5 million, or $0.02 per share, for the first quarter of 2016. Driving the decrease in net income for the three months ended March 31, 2017 compared with the prior year were the factors discussed above.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	March 31, 2017	March 31, 2016
Emergency Response Vehicles	$214,463	$160,392
Fleet Vehicles and Services	113,960	137,717
Specialty Chassis and Vehicles	22,847	20,787
Total consolidated	$351,270	$318,896

Our backlog at March 31, 2017 includes $78.6 million related to our acquisition of Smeal in January of 2017. Excluding the Smeal addition, our Emergency Response Vehicles backlog decreased by $24.6 million, due to a reduction in order intake resulting from a more selective bid process established in 2016 as part of our turnaround strategy. Our Fleet Vehicles and Services backlog decreased by $23.8 million, mainly due to reduced equipment up-fit orders. Our Specialty Vehicles and Chassis segment backlog increased by $2.0 million, due to a $5.5 million increase in motor home chassis backlog driven by new model introductions and pricing adjustments enacted in 2016, and a $0.2 million increase in backlog for aftermarket parts, which were partially offset by a $3.7 million decrease in backlog of other specialty vehicles due to the completion of a defense order in the second quarter of 2016. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 13 months, for our Fleet Vehicles and Services segment over the next 7 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. Beginning in 2017, we evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition, the impact of fair value adjustments to inventory acquired from Smeal, and the impact on the timing of the recognition of gross profit for our chassis that are utilized by our recently acquired Smeal operations. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2017 annual meeting of shareholders, which proxy statement was filed with the SEC on April 13, 2017.

The table below presents the reconciliation of our consolidated Adjusted EBITDA to net income. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income (loss) attributable to Spartan Motors, Inc. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016
Net income (loss) attributable to Spartan Motors, Inc.	$(1,098)	$543
Add:
Interest expense	264	114
Taxes	83	93
Depreciation and amortization expense	2,325	1,786
EBITDA	1,574	2,536
Add:
Restructuring expense	642	339
Acquisition expense	672	-
Impact of inventory fair value step-up	189	-
Impact of chassis shipments to Smeal	1,112	-
Adjusted EBITDA	$4,189	$2,875

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis and distribute related aftermarket parts and accessories.

For certain financial information related to each segment, see Note 10 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%

Sales	$80,202	100.0%	$41,138	100.0%

Adjusted EBITDA	(1,337)	(1.7)%	(3,119)	(7.6)%

Segment assets	149,059		68,731

Comparison of the Three Month Periods Ended March 31, 2017 and 2016

Sales in our Emergency Response Vehicles segment were $80.2 million in the first quarter of 2017, compared to $41.1 million in the same period of 2016, an increase of $39.1 million, or 95.1%, driven by the acquisition of Smeal in the first quarter of 2017. There were no changes in pricing of products sold by our Emergency Response Vehicles segment that had a significant impact on our financial statements when comparing these periods.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(1.3) million in the first quarter of 2017, compared to $(3.1) million in the first quarter of 2016, an improvement of $1.8 million, or 58.1%, driven by an increase in manufacturing efficiencies at our Charlotte and Brandon locations in 2017.

Fleet Vehicles and Services

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%

Sales	$53,920	100.0%	$59,292	100.0%

Adjusted EBITDA	6,244	11.6%	6,462	10.9%

Segment assets	63,516		74,135

Comparison of the Three Month Periods Ended March 31, 2017 and 2016

Sales in our Fleet Vehicles and Services segment were $53.9 million for the first quarter of 2017, compared to $59.3 million for the first quarter of 2016, a decrease of $5.4 million or 9.1% driven by an $8.2 million decrease in parts and vehicle up-fit sales in the first quarter of 2017. The decrease in parts sales was partially offset by a $2.9 million increase in vehicle sales, which was mainly driven by a more favorable product mix in 2017. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the first quarter of 2017 to the first quarter of 2016.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the first quarter of 2017 was $6.2 million compared to $6.5 million in the first quarter of 2016, a decrease of $0.3 million or 4.6%. This decrease was driven by a $1.0 million decrease due to unfavorable product mix in 2017 which was partially offset by a $0.7 million decrease in selling, general and administrative expense. A $0.9 million decrease due to lower vehicle unit volume was offset by an equal improvement in manufacturing efficiency.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2017		2016
	Amount	%	Amount	%

Sales	$32,953	100.0%	$33,296	100.0%

Adjusted EBITDA	1,533	4.7%	1,595	4.8%

Segment assets	31,074		31,608

Comparison of the Three Month Periods Ended March 31, 2017 and 2016

Sales in our Specialty Chassis and Vehicles segment were $33.0 million in the first quarter of 2017, compared to $33.3 million in 2016, a decrease of $0.3 million or 0.9%. This decrease was due to a $0.3 million decrease in motor home chassis sales driven by lower unit volumes, along with a $0.4 million decrease in parts sales in 2017. These decreases were partially offset by a $0.4 million increase in sales of other specialty vehicles driven by higher unit volume in our contract manufacturing operations. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2017 to the first quarter of 2016.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the first quarter of 2017 was $1.5 million, compared to $1.6 million in the same period of 2016, a decrease of $0.1 million, or 6.3%, mainly due to the completion of a defense order in 2016 that did not recur in 2017.

Financial Condition

Balance Sheet at March 31, 2017 compared to December 31, 2016

Cash increased by $3.4 million, or 10.6%, to $35.4 million at March 31, 2017 from $32.0 million at December 31, 2016. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first quarter of 2017.

Accounts receivable decreased by $1.2 million, or 1.8%, to $64.2 million at March 31, 2017, compared to $65.4 million at December 31, 2016. The decrease is the result the forgiveness of a $7.4 million receivable owed by the former owners of Smeal to Spartan in accordance with our acquisition in January of 2017, along with a decrease of $5.3 million due to lower sales volume in the latter half of the first quarter of 2017 compared to sales in the latter half of the fourth quarter of 2016. These decreases were partially offset by receivables acquired with Smeal.

Inventory increased by $50.3 million, or 85.4%, to $109.2 million at March 31, 2017 compared to $58.9 million at December 31, 2016 mainly due to the addition of Smeal inventory of $43.6 million at March 31, 2017. The remaining increase is due to increases in raw materials and work in process inventory at all our locations as a result of the ramp up of production following our traditional year-end shut down in December.

Income taxes receivable decreased by $1.3 million to $0 at March 31, 2017 due to the receipt of a refund during the quarter to which the receivable pertained.

Property, plant and equipment, net increased by $5.0 million, or 9.4%, to $58.1 million at March 31, 2017 compared to $53.1 million at December 31, 2016 due to the acquisition of Smeal during the quarter.

Goodwill increased by $9.6 million, or 60.0%, to $25.6 million at March 31, 2017 compared to $16.0 million at December 31, 2016 due to the Smeal acquisition.

Intangible assets increased by $3.7 million, or 57.8%, to $10.1 million at March 31, 2017 compared to $6.4 million at December 31, 2016 due to an increase of $3.9 million from trade-names and certain non-patented technology acquired from Smeal, partially offset by amortization during the period.

Accounts payable increased by $4.6 million or 14.7% to $35.9 million at March 31, 2017 compared to $31.3 million at December 31, 2016. $3.5 million of the increase was due to accounts payable acquired through Smeal, with the remainder of the increase due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued compensation and related taxes decreased by $4.8 million or 36.4% to $8.8 million at March 31, 2017 compared to $13.2 million at December 31, 2016 due to the payout of accrued 2016 incentive compensation.

Deposits from customers increased by $32.6 million or 202.5% to $48.7 million at March 31, 2017 compared to $16.1 million at December 31, 2016. $31.1 million of the increase was due to prepayments acquired through Smeal, with the remainder due to more prepayments received than applied to invoices at our Emergency Response Vehicles segment.

Other current liabilities and accrued expenses increased by $3.4 million, or 44.2%, to $11.1 million at March 31, 2017 from $7.7 million at December 31, 2016, with $3.0 million of the increase due to liabilities acquired through Smeal, and the remainder due to the timing of accruals for various expenses incurred but not yet invoiced.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $3.4 million to $35.4 million at March 31, 2017, compared to $32.0 million at December 31, 2016. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the three months ended March 31, 2017, we generated $1.3 million of cash from operating activities, which represents a $4.6 million decrease from the $5.9 million of cash that was generated by operations for the three months ended March 31, 2016. The decrease in cash generated in 2017 results from changes in working capital requirements, particularly accounts receivable, inventory and accounts payable.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2017. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $30.3 million in investing activities in the first quarter of 2017, a $28.5 million increase compared to the $1.7 million utilized in the first quarter of 2016. This increase is the result of our acquisition of Smeal during the quarter.

During the remainder of 2017 we expect to make additional cash capital investments of $17.0 million to $19.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We generated $32.3 million of cash through financing activities in the first quarter of 2017, compared to $0.1 million utilized in the first quarter of 2016. This increase is due to the financing of our acquisition of Smeal from our existing $100 million line of credit on January 1, 2017.

Working Capital

Our working capital was as follows (in thousands):

	March 31, 2017	December 31, 2016	Change

Current assets	$214,072	$162,191	$51,881

Current liabilities	124,332	87,724	36,608

Working capital	$89,740	$74,467	$15,273

The increase in our working capital at March 31, 2017 from December 31, 2016, results from changes in cash, accounts receivable, and inventory, which were partially offset by increases in accounts payable and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

Smeal contingent consideration

In connection with our acquisition of Smeal in January, 2017, the former owners of Smeal may receive additional consideration in the form of a tax gross-up payment, which is not expected to exceed $2.4 million. The purchase agreement specifies that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that result from the transaction. The payment is expected to be between $0 and $2.4 million and will be based on state and federal income tax regulations in effect at the time of the payment for the tax year ending December 31, 2017. Under tax rules in effect as of the filing of this Form 10-Q, the additional consideration would be approximately $2.4 million. In accordance with accounting guidance for business combinations, the value of the future consideration was recorded based upon tax rules in effect at the time of the acquisition, discounted to January 1, 2017 using a risk-free discount rate of 1%. Changes in this estimate, other than changes in its present value, will be reflected as adjustments to the purchase price for a period of up to one year after the closing. Changes in the present value of the contingent consideration will be reflected in operating income in the period of such change.

Debt

On October 31, 2016, we entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal. We had no drawings against this credit line as of December 31, 2016. During the quarter ended March 31, 2017, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 7, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 2.0625% (or one-month LIBOR plus 1.25%) at March 31, 2017.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At March 31, 2017 and December 31, 2016, we had outstanding letters of credit totaling $1.6 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $35.5 million at March 31, 2017 and $73.6 million at December 31, 2016, net of borrowings outstanding. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At March 31, 2017, we were in compliance with all debt covenants, and, based on our current outlook for 2017, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.1 million as of March 31, 2017 due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. During the quarter ended March 31, 2016 no shares were repurchased under this authorization.

On April 28, 2016, our Board of Directors terminated the 2011 repurchase authorization effective June 30, 2016, and authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At March 31, 2017 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us $8.3 million based on the closing price of our stock on April 28, 2017. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On May 3, 2017 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on June 15, 2017 to shareholders of record on May 15, 2017.

On November 2, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on December 15, 2016 to shareholders of record on November 15, 2016.

On April 28, 2016 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 23, 2016 to shareholders of record on May 19, 2016.

The aggregate amount of dividends paid in 2016 was $3.4 million.

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1 - General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2017. These policies were selected because they are broadly applicable within our operating units, and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related income statement, asset and/or liability amounts.

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

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016 for further details.

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At March 31, 2017 we reported goodwill in our Fleet Vehicles and Services and Emergency Response Vehicles segments. At December 31, 2016, all of our goodwill related to our Fleet Vehicles and Services reportable segment. Our reportable segments were also determined to be the reporting units for goodwill impairment testing.

The date of our most recently completed annual impairment testing was October 1, 2016. We performed a two-step impairment test, whereby the first step was comparing the fair value of the reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit was determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital. Based on the results of the first step of our two-step impairment test we determined that the fair value of our Fleet Vehicles and Services reporting unit exceeded its carrying costs, and accordingly, there was no impairment of goodwill at the annual testing date.

We completed our most recent annual impairment testing for our indefinite-lived intangible asset, which consisted of our Utilimaster trade name, as of October 1, 2016 by comparing the estimated fair value of the trade name with its carrying value. We estimated the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. Based on the results of our impairment testing, we determined that the fair value of the trade name exceeded its carrying cost at October 1, 2016, and accordingly, there was no impairment at the annual testing date.

With our January 1, 2017 acquisition of Smeal we acquired additional indefinite lived intangible assets in the form of various trade names.

Since October 1, 2016, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Fleet Vehicles and Services or Emergency Response Vehicles reporting units or our indefinite-lived intangible assets below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.

See Note 1, General and Summary of Accounting Policies and Note 5, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. Over time, this method has been consistently applied and has proven to be an appropriate approach to estimating future costs to be incurred. See also Note 7 – Commitments and Contingent Liabilities, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2017, we had $32.8 million of debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 1% in interest rates would increase our interest expense by approximately $0.2 million for the remaining nine months of 2017. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2017. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2016, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2016 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended March 31, 2017 no shares were repurchased under this authorization.

During the quarter ended March 31, 2017 there were 64,288 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31	-	$-	-	1,000,000
February 1 to February 28	-	-	-	1,000,000
March 1 to March 31	64,288	7.74	-	1,000,000
Total	64,288	$7.74	-	1,000,000

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 4, 2017	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document