Form 10-Q
period 2017-06-30
SPARTAN MOTORS INC
filed 2017-08-02
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2017.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common stock, $.01 par value	35,093,877 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	June 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,240	$32,041
Accounts receivable, less allowance of $176 and $487	81,951	65,441
Inventories	88,444	58,896
Income taxes receivable	669	1,287
Other current assets	5,283	4,526
Total current assets	197,587	162,191

Property, plant and equipment, net	57,078	53,116
Goodwill	25,823	15,961
Intangible assets, net	9,856	6,385
Other assets	2,788	2,331
Net deferred tax assets	3,212	3,310
TOTAL ASSETS	$296,344	$243,294

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$41,991	$31,336
Accrued warranty	19,084	19,334
Accrued compensation and related taxes	9,862	13,188
Deposits from customers	33,661	16,142
Other current liabilities and accrued expenses	11,654	7,659
Current portion of long-term debt	58	65
Total current liabilities	116,310	87,724

Other non-current liabilities	4,877	2,544
Long-term debt, less current portion	22,849	74
Total liabilities	144,036	90,342
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,097 and 34,383 outstanding	351	344
Additional paid in capital	77,916	76,837
Retained earnings	74,699	76,428
Total Spartan Motors, Inc. shareholders’ equity	152,966	153,609
Non-controlling interest	(658)	(657)
Total shareholders’ equity	152,308	152,952
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$296,344	$243,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Sales	$169,739	$162,537	$336,814	$296,263
Cost of products sold	150,232	141,730	300,763	259,635
Restructuring charges	6	-	156	-
Gross profit	19,501	20,807	35,895	36,628

Operating expenses:
Research and development	1,524	1,807	3,666	3,031
Selling, general and administrative	16,503	14,397	31,104	27,962
Restructuring charges	319	227	812	567
Total operating expenses	18,346	16,431	35,582	31,560

Operating income	1,155	4,376	313	5,068

Other income (expense):
Interest expense	(129)	(88)	(393)	(202)
Interest and other income	190	95	280	154

Total other income (expense)	61	7	(113)	(48)

Income before taxes	1,216	4,383	200	5,020

Taxes	92	9	175	102

Net income	1,124	4,374	25	4,918

Less: net loss attributable to non-controlling interest	-	(5)	(1)	(5)

Net income attributable to Spartan Motors Inc.	$1,124	$4,379	$26	$4,923

Basic net earnings per share	$0.03	$0.13	$0.00	$0.14

Diluted net earnings per share	$0.03	$0.13	$0.00	$0.14

Basic weighted average common shares outstanding	35,127	34,512	34,768	34,396
Diluted weighted average common shares outstanding	35,127	34,512	34,768	34,396

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net income	$25	$4,918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,690	3,564
(Gain)/loss on disposal of assets	1	(22)
Accruals for warranty	4,909	5,433
Deferred income taxes	131	25
Stock based compensation related to stock awards	1,513	962
Decrease (increase) in operating assets:
Accounts receivable	(17,379)	(13,008)
Inventories	32,904	729
Income taxes receivable	618	441
Other assets	110	(363)
Increase (decrease) in operating liabilities:
Accounts payable	6,740	11,346
Cash paid for warranty repairs	(7,059)	(5,013)
Accrued customer rebates	57	(605)
Accrued compensation and related taxes	(4,890)	2,478
Deposits from customers	(25,410)	5,520
Other current liabilities and accrued expenses	1,089	326
Other long term liabilities	1,898	-
Taxes on income	88	12
Total adjustments	(58)	11,825
Net cash provided by (used in) operating activities	(33)	16,743

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,438)	(5,794)
Proceeds from sale of property, plant and equipment	-	23
Acquisition of business, net of cash acquired	(28,915)	-
Net cash used in investing activities	(31,353)	(5,771)

Cash flows from financing activities:
Proceeds from long-term debt	32,800	10
Payments on long-term debt	(10,033)	(27)
Purchase and retirement of common stock	-	(2,000)
Payment of dividends	(1,755)	(1,724)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(427)	(168)
Net cash provided by (used in) financing activities	20,585	(3,909)

Net increase (decrease) in cash and cash equivalents	(10,801)	7,063
Cash and cash equivalents at beginning of period	32,041	32,701
Cash and cash equivalents at end of period	$21,240	$39,764

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2016	34,383	$344	$76,837	$76,428	$(657)	$152,952

Issuance of common stock and the tax impact of stock incentive plan transactions	5	-	(427)	-	-	(427)

Issuance of restricted stock, net of cancellation	709	7	(7)	-	-	-

Dividends declared ($0.05 per share)	-	-	-	(1,755)	-	(1,755)

Stock based compensation expense related to restricted stock	-	-	1,513	-	-	1,513

Net income (loss)	-	-	-	26	(1)	25

Balance at June 30, 2017	35,097	$351	$77,916	$74,699	$(658)	$152,308

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

Spartan Motors, Inc. is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles. We also manufacture bodies for various markets including emergency response vehicles and vehicles used in delivery, mobile retail and trades and construction industries.

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2017, the results of operations for the three and six month periods ended June 30, 2017 and the cash flows for the six month period ended June 30, 2017, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and six months ended June 30, 2017 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at June 30, 2017 and December 31, 2016.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

New Accounting Standards

In February 2017 the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). ASU 2017-05 is intended to provide guidance for when gains and losses on nonfinancial assets should be applied to a financial asset by defining the term “nonfinancial asset”. ASU 2017-05 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective. We believe that the adoption of the provisions of ASU 2017-05 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-4”). ASU 2017-4 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. We believe that the adoption of the provisions of ASU 2017-04 will not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We believe that the adoption of the provisions of ASU 2016-15 will not have a material impact on our consolidated financial position, results of operations or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments – Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. We believe that the adoption of the provisions of ASU 2016-13 will not have a material impact on our consolidated financial position, results of operations or cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact of our adoption of ASU 2016-09 for the year ending December 31, 2017 will depend on market factors and the timing and intrinsic value of future stock based compensation award vesting. Our adoption of ASU 2016-09 did not have a material impact on our consolidated financial position, results of operations or cash flows through June 30, 2017.

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

NOTE 2 – ACQUISITION ACTIVITIES

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal pursuant to an Asset Purchase Agreement dated December 12, 2016.

This acquisition will bring significant scale to our Emergency Response Vehicles segment, expand the geographic reach of our dealer network and add complementary products to our existing emergency response product portfolio.

Sales and operating income (loss) included in our results since the January 1, 2017 acquisition are as follows:

	Three Months Ended June 30, 2017	Six Months Ended June 30, 2017
Net sales	$35,807	$76,469
Operating loss	(8)	(1,009)

The above operating loss amounts include a one-time charge to cost of products sold of $0 and $189 for the three and six months ended June 30, 2017 related to the fair value step-up of inventories acquired from Smeal and sold during the period.

Pro forma Results of Operation (Unaudited)

The following table provides unaudited pro forma net sales and results of operations for the three and six months ended June 30, 2017 and 2016, as if Smeal had been acquired on January 1 of 2016. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as changes in the depreciation and amortization expense on the Smeal assets acquired resulting from the fair valuation of assets acquired, expenses incurred to complete the acquisition and the impact of acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Smeal. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net sales	$169,739	$178,227	$336,814	$328,502

Net earnings attributable to Spartan Motors, Inc.	$2,037	$3,924	$2,721	$3,984

Diluted net earnings per share	$0.06	$0.11	$0.08	$0.12

Purchase Price Allocation

The total purchase price paid for our acquisition of Smeal was $42,489, subject to a net working capital adjustment and the tax gross-up payment described below. The consideration paid consisted of $28,903 in cash, net of cash acquired of $3,825, and the forgiveness of certain liabilities owed by the former owners of Smeal to the Company in the amount of $7,391. Pursuant to the purchase agreement, the sellers may receive additional consideration in the form of a tax gross-up payment, which is payable no later than April 1, 2018, and is not expected to exceed $2,400. The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment that we expect to finalize in the third quarter of 2017. Smeal has been a significant chassis customer of Spartan USA. The price paid pursuant to the purchase agreement was the subject of arm's length negotiation between Smeal and us.

This acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include trade-names and certain non-patented technology. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $9,862 was recorded as goodwill. We recorded an estimate for contingent consideration related to the tax gross-up payment, valued in accordance with accounting guidance for business combinations and fair value measurements at $2,370.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash	$3,825
Accounts receivable	6,523
Inventory	62,660
Other current assets	887
Property, plant and equipment	5,773
Intangible assets	3,900
Goodwill	9,862
Total assets acquired	93,430

Accounts payable	3,935
Customer prepayments	42,929
Accrued warranty	1,900
Other liabilities	2,177
Total liabilities assumed	50,941

Total purchase price	$42,489

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Contingent Consideration

Pursuant to the purchase agreement, the former owners of Smeal may receive additional consideration in the form of a tax gross-up payment. The purchase agreement specifies that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that result from the transaction. The payment is expected to be between $0 and $2,400 and will be based on state and federal income tax regulations in effect at the time of the payment for the tax year ending December 31, 2017. Under tax rules in effect as of the filing of this Form 10-Q, the additional consideration would be approximately $2,400. In accordance with accounting guidance for business combinations, the value of the future consideration was recorded based upon tax rules in effect at the time of the acquisition, discounted to January 1, 2017 using a risk free discount rate of 1%. Changes in this estimate, other than changes in its present value, will be reflected as adjustments to the purchase price for a period of up to one year after the closing. Changes in the present value of the contingent consideration will be reflected in operating income in the period of such change.

Goodwill Assigned

The acquisition resulted in the recognition, on a preliminary basis, of $9,862 of goodwill, which is expected to be deductible for tax purposes. The goodwill recognized is subject to a final net working capital adjustment and any necessary adjustment to the contingent consideration.

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

Acquisition Related Expenses

During the three and six months ended June 30, 2017, we recorded pretax charges totaling $60 and $731 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the business segment table in Note 10, Business Segments.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2017	2016
Finished goods	$15,198	$12,743
Work in process	23,505	14,063
Raw materials and purchased components	52,850	35,458
Reserve for slow-moving inventory	(3,109)	(3,368)
Total inventory	$88,444	$58,896

We have a number of demonstration units used as part of our sales program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $8,450 and $3,558 at June 30, 2017 and December 31, 2016.

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

During the second quarter of 2017, operations related to the manufacturing of our Reach delivery vehicle were reassigned to our Specialty Chassis and Vehicles segment from our Fleet Vehicles and Services segment to reflect the information and reports that our chief operating decision makers use to allocate resources to and assess the performance of our operating segments. As a result, a portion of the goodwill assigned to our Fleet Vehicles and Services segment was reassigned to our Specialty Chassis and Vehicles segment using a relative fair value approach.

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Total
Balance as of December 31, 2016	$-	$15,961	$-	$15,961
Acquisition of Smeal	9,862	-	-	9,862
Reassignment of goodwill	-	(638)	638	-
Balance as of June 30, 2017	$9,862	$15,323	$638	$25,823

With the acquisition of Smeal, we acquired other intangible assets besides goodwill. We recorded $3,900 in intangible assets from the acquisition. The intangible assets consist of unpatented technology and various trade names. The unpatented technology will be amortized using the straight-line method over its estimated remaining useful life of 10 years, consistent with the pattern of economic benefits estimated to be received. The trade names are considered to have indefinite lives, and as such will not be amortized but will be tested for impairment annually or if events or changes in circumstances indicate that it is more likely than not that the trade names are impaired.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The following table provides information regarding our other intangible assets:

	As of June 30, 2017			As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$3,528	$2,642	$6,170	$3,348	$2,822
Acquired product development project	1,860	1,341	519	1,860	1,167	693
Unpatented technology	1,500	75	1,425	-	-	-
Non-compete agreements	400	400	-	400	400	-
Backlog	320	320	-	320	320	-
Trade Names	5,270	-	5,270	2,870	-	2,870

	$15,520	$5,664	$9,856	$11,620	$5,235	$6,385

We recorded intangible asset amortization expense of $214 and $177 during the three months ended June 30, 2017 and 2016 and $429 and $354 during the six months ended June 30, 2017 and 2016.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2017	$405
2018	816
2019	449
2020	423
2021	399
Thereafter	2,094
Total	$4,586

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 - DEBT

Long-term debt consists of the following:

	June 30, 2017	December 31, 2016
Line of credit revolver (1):	$22,800	$-
Capital lease obligations	107	139
Total debt	22,907	139
Less current portion of long-term debt	(58)	(65)
Total long-term debt	$22,849	$74

(1)

On October 31, 2016, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. We had no borrowings on this line at December 31, 2016. In January 2017, we borrowed $32,800 from our credit line to fund our acquisition of Smeal, and repaid $10,000 of this borrowing in May 2017. GM and Chrysler have the ability to draw up to $10,000 against our line of credit in relation to chassis supplied to Spartan USA under chassis bailment inventory programs. The applicable borrowing rate including margin was 2.625% (or one-month LIBOR plus 1.50%) at June 30, 2017.

Under the terms of the primary line of credit agreement, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $35,300 and $73,600 at June 30, 2017 and December 31, 2016, net of borrowings outstanding. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At June 30, 2017 and December 31, 2016, we were in compliance with all debt covenants.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 6 – RESTRUCTURING

During the three and six months ended June 30, 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition.

During the three and six months ended June 30, 2016, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the three and six months ended June 30, 2017, broken down by segment, are as follows:

	Three Months Ended June 30, 2017
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$6	$-	$-	$-	6

General and Administrative
Accrual for severance	4	307	-	8	319
Total restructuring	$10	$307	$-	$8	$325

	Six Months Ended June 30, 2017
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$43	$97	$16	$-	156

General and Administrative
Accrual for severance	367	315	79	51	812
Total restructuring	$410	$412	$95	$51	$968

Restructuring charges for the three and six months ended June 30, 2016 reflected within Operating expense in our Condensed Consolidated Statements of Operations were $227 and $567 and related to manufacturing process reengineering. All of these charges were related to our Emergency Response Vehicles segment.

The following table provides a summary of the compensation related charges incurred during the three and six months ended June 30, 2017 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Condensed Consolidated Balance Sheets.

Severance
Balance January 1, 2017	$-
Accrual for severance	643
Payments and adjustments made in period	(201)
Balance March 31, 2017	442
Accrual for severance	325
Payments and adjustments made in period	(540)
Balance June 30, 2017	$227

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

There were no compensation related charges incurred during the three and six months ended June 30, 2016.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At June 30, 2017 and December 31, 2016, we had outstanding letters of credit totaling $1,305 and $1,599 related to certain emergency response vehicle contracts and our workers compensation insurance.

At June 30, 2017, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $262 and $784 outstanding on our revolving credit line at June 30, 2017 and December 31, 2016. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the six months ended June 30, 2017 and 2016 were as follows:

	2017	2016
Balance of accrued warranty at January 1	$19,334	$16,610
Warranties issued during the period	3,839	2,298
Cash settlements made during the period	(7,059)	(5,013)
Changes in liability for pre-existing warranties during the period, including expirations	1,070	3,135)
Assumed warranties outstanding at Smeal on January 1, 2017	1,900	-
Balance of accrued warranty at June 30	$19,084	$17,030

Spartan-Gimaex joint venture

In February, 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q. Through December 31, 2016, we recorded charges totaling $1,217 to write down certain inventory items associated with this joint venture to their estimated fair values. There were no further charges recorded during the six months ended June 30, 2017. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 8 – EARNINGS PER SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the net earnings per share calculation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Basic weighted average common shares outstanding	35,127	34,512	34,768	34,396

Effect of dilutive stock options	-	-	-	-
Diluted weighted average common shares outstanding	35,127	34,512	34,768	34,396

Anti-dilutive stock awards:
Restricted stock	-	-	-	-
Stock options	9	-	6	-

Total anti-dilutive stock awards:	9	-	6	-

Stock awards noted as anti-dilutive were not included in the basic (Restricted stock awards) and diluted (Stock appreciation rights) weighted average common shares outstanding.

NOTE 9 – TAXES

Our effective income tax rate was 7.5% and 87.5% for the three and six months ended June 30, 2017. Our effective tax rate was 0.2% and 2.0% for the three and six months ended June 30, 2016. Our effective tax rates during 2017 and 2016 were impacted by the deferred tax asset valuation allowance that we recorded in 2015, which resulted in a tax rate applied to current earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. Tax expense of $92 and $175 recorded during the three and six months ended June 30, 2017 and $9 and $102 recorded during the three and six months ended June 30, 2016 result from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

NOTE 10 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. As a result of a realignment of our operating segments completed during the second quarter of 2017, certain fleet vehicles are now manufactured by our Specialty Chassis and Vehicles segment and sold via intercompany transactions to our Fleet Vehicles and Services segment, which then sells the vehicles to the final customer. Segment results from prior periods are shown reflecting the estimated impact of this realignment as if it had been in place for those periods.

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

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Assets and related depreciation expense in the column labeled “Eliminations and other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and other”. Segment loss from operations in the “Eliminations and other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

Three Months Ended June 30, 2017

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$78,757	$-	$-	$-	$78,757
Fleet vehicle sales	-	44,186	427	(427)	44,186
Motor home chassis sales	-	-	28,162	-	28,162
Other specialty vehicle sales	-	-	4,193	-	4,193
Aftermarket parts and accessories sales	2,091	9,344	3,006	-	14,441

Total sales	$80,848	$53,530	$35,788	$(427)	$169,739

Depreciation and amortization expense	$584	$887	$263	$631	$2,365
Adjusted EBITDA	(652)	6,174	2,765	(3,339)	4,948
Segment assets	126,459	77,254	22,051	70,580	296,344
Capital expenditures	535	27	218	303	1,083

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Three Months Ended June 30, 2016

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$50,511	$-	$-	$-	$50,511
Fleet vehicle sales	-	57,048	1,436	(1,436)	57,048
Motor home chassis sales	-	-	24,479	-	24,479
Other specialty vehicle sales	-	-	8,226	-	8,226
Aftermarket parts and accessories sales	1,867	16,768	3,638	-	22,273

Total sales	$52,378	$73,816	$37,779	$(1,436)	$162,537

Depreciation and amortization expense	$210	$841	$123	$604	$1,778
Adjusted EBITDA	(253)	7,122	3,383	(2,061)	8,191
Segment assets	64,364	82,042	28,852	74,515	249,773
Capital expenditures	304	886	2,052	809	4,051

Six Months Ended June 30, 2017

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$156,742	$-	$-	$-	$156,752
Fleet vehicle sales	-	87,328	427	(427)	87,328
Motor home chassis sales	-	-	54,246	-	54,246
Other specialty vehicle sales	-	-	9,015	-	9,015
Aftermarket parts and accessories sales	4,308	20,122	5,053	-	29,483

Total sales	$161,050	$107,450	$68,741	$(427)	$336,814

Depreciation and amortization expense	$1,136	$1,763	$573	$1,218	$4,690
Adjusted EBITDA	(1,990)	12,417	4,266	(5,557)	9,136
Segment assets	126,459	77,254	22,051	70,580	296,344
Capital expenditures	718	276	242	1,202	2,438

Six Months Ended June 30, 2016

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$89,895	$-	$-	$-	$89,895
Fleet vehicle sales	-	97,352	1,436	(1,436)	97,352
Motor home chassis sales	-	-	50,910	-	50,910
Other specialty vehicle sales	-	-	12,631	-	12,631
Aftermarket parts and accessories sales	3,621	35,755	6,099	-	45,475

Total sales	$93,516	$133,107	$71,076	$(1,436)	$296,263

Depreciation and amortization expense	$416	$1,715	$238	$1,195	$3,564
Adjusted EBITDA	(3,371)	13,582	4,978	(4,121)	11,068
Segment assets	64,364	82,042	28,852	74,515	249,773
Capital expenditures	684	1,619	2,252	1,239	5,794

The table below presents the reconciliation of our consolidated Adjusted EBITDA to net income. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income	$1,124	$4,374	$25	$4,918
Add:
Interest expense	129	88	393	202
Taxes	92	9	175	102
Depreciation and amortization expense	2,365	1,778	4,690	3,564
EBITDA	3,710	6,249	5,283	8,786
Add:
Restructuring expense	325	227	968	567
Acquisition expense	60	-	731	-
Recall expense	-	1,715	-	1,715
Impact of inventory fair value step-up	-	-	189	-
Impact of chassis shipments to Smeal	853	-	1,965	-
Adjusted EBITDA	$4,948	$8,191	$9,136	$11,068

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Revenue of $169.7 million in the second quarter of 2017, an increase of 4.4% compared to $162.5 million in the second quarter of 2016.
●	Gross profit of $19.5 million in the second quarter of 2017, a decrease of 6.3% compared to $20.8 million in the second quarter of 2016.
●	Gross Margin of 11.5% in the second quarter of 2017, compared to 12.8% in the second quarter of 2016.
●	Operating expense of $18.3 million, or 10.8% of sales in the second quarter of 2017, compared to $16.4 million or 10.1% of sales in the second quarter of 2016.
●	Operating income of $1.2 million in the second quarter of 2017, compared to $4.4 million in the second quarter of 2016.
●	Net income of $1.1 million in the second quarter of 2017, compared to $4.4 million in the second quarter of 2016.
●	Income per share of $0.03 in the second quarter of 2017, compared to $0.13 in the second quarter of 2016.
●	Order backlog of $372.8 million at June 30, 2017, an increase of $68.8 million, or 22.6% from our backlog of $304.0 million at June 30, 2016.

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

●	The strength of our balance sheet, which includes robust working capital, low debt and access to credit through our revolving line of credit.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Sales	100.0	100.0	100.0	100.0
Cost of products sold	88.5	87.2	89.3	87.6
Restructuring charge	0.0	0.0	0.0	0.0
Gross profit	11.5	12.8	10.7	12.4
Operating expenses:
Research and development	0.9	1.1	1.0	1.0
Selling, general and administrative	9.7	8.9	9.2	9.4
Restructuring charge	0.2	0.1	0.2	0.2
Operating income	0.7	2.7	0.1	1.7
Other income (expense), net	0.0	0.0	0.0	0.0
Income before taxes	0.7	2.7	0.1	1.7
Taxes	0.1	0.0	0.1	0.0
Net earnings	0.7	2.7	0.0	1.7

Quarter Ended June 30, 2017 Compared to the Quarter Ended June 30, 2016

Sales

For the quarter ended June 30, 2017, we reported consolidated sales of $169.7 million, compared to $162.5 million for the second quarter of 2016 an increase of $7.2 million or 4.4%. This increase reflects a $28.5 million sales increase in our Emergency Response Vehicles segment driven by our acquisition of Smeal on January 1, 2017, which was partially offset by decreases of $20.3 million in our Fleet Vehicles and Services segment and $1.0 million in our Specialty Chassis and Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $150.2 million in the second quarter of 2017, compared to $141.7 million in the second quarter of 2016, an increase of $8.5 million or 6.0%. Cost of products sold increased by $6.6 million due to the higher sales volumes and $4.6 million due to the product mix in 2017. These increases were partially offset by a $1.6 million decrease in warranty related expenses due to one-time accruals recorded in 2016 that did not recur and a $1.1 million decrease due to manufacturing efficiencies realized in 2017. As a percentage of sales, cost of products sold increased to 88.5% in the second quarter of 2017, compared to 87.2% in the second quarter of 2016. 300 basis points of the increase was driven by the product mix in 2017. Partially offsetting the product mix was a decrease in warranty and recall expense in 2017 that reduced cost of products sold by 100 basis points and manufacturing efficiencies that reduced cost of products sold by 70 basis points.

Gross Profit

Gross profit was $19.5 million for the second quarter of 2017, compared to $20.8 million for the second quarter of 2016, a decrease of $1.3 million, or 6.3%, mainly due to the product mix in 2017. Gross margin decreased to 11.5% from 12.8% over the same time period, due to the product mix, which was partially offset by a decrease in warranty and recall expenses and improved manufacturing efficiencies as discussed above.

Operating Expenses

Operating expense was $18.3 million for the second quarter of 2017, compared to $16.4 million for the second quarter of 2016, an increase of $1.9 million or 11.6%. Research and development expense in the second quarter of 2017 was $1.5 million, compared to $1.8 million in the second quarter of 2016, a decrease of $0.3 million, or 16.7%, due to savings from restructuring initiatives enacted in 2017. Selling, general and administrative expense was $16.5 million in the second quarter of 2017, compared to $14.4 million for the second quarter of 2016, an increase of $2.1 million or 14.6%, mainly due to the acquisition of Smeal in January of 2017. Restructuring charges were $0.3 million in the second quarter of 2017, compared to $0.2 million in the second quarter of 2016, an increase of $0.1 million, or 50.0%, as a result of a company-wide effort to streamline operations and integrate our Smeal acquisition begun in 2017.

Taxes

Our effective income tax rate was 7.5% in the second quarter of 2017, compared to 0.2% in the second quarter of 2016. Our effective tax rates for the second quarters of 2017 and 2016 were impacted by the deferred tax asset valuation allowance that we recorded in 2015, which resulted in a tax rate applied to current earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. Tax expense of $0.1 million and $0 recorded in the second quarter of 2017 and 2016 result from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

Net Earnings

We recorded net earnings of $1.1 million or $0.03 per share for the second quarter of 2017, compared to net earnings of $4.4 million, or $0.13 per share, for the first quarter of 2016. Driving the decrease in net income for the three months ended June 30, 2017 compared with the prior year were the factors discussed above.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	June 30, 2017	June 30, 2016
Emergency Response Vehicles	$214,794	$152,177
Fleet Vehicles and Services	131,280	139,655
Specialty Chassis and Vehicles	26,715	12,202
Total consolidated	$372,789	$304,034

Our backlog at June 30, 2017 includes $78.1 million related to our acquisition of Smeal in January of 2017. Excluding the Smeal addition, our Emergency Response Vehicles backlog decreased by $15.5 million, due to a reduction in order intake resulting from a more selective bid process established in 2016 as part of our turnaround strategy. Our Fleet Vehicles and Services backlog decreased by $8.4 million, mainly due to reduced equipment up-fit orders. Our Specialty Vehicles and Chassis segment backlog increased by $14.5 million, due to a $14.6 million increase in motor home chassis backlog driven by new model introductions and pricing adjustments enacted in 2016, offset by a $0.1 million decrease in backlog for aftermarket parts. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 13 months, for our Fleet Vehicles and Services segment over the next 9 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Sales

For the six months ended June 30, 2017, we reported consolidated sales of $336.8 million, compared to $296.3 million for the same period in 2016 an increase of $40.5 million or 13.7%. This increase reflects a $67.5 million sales increase in our Emergency Response Vehicles segment driven by our acquisition of Smeal on January 1, 2017, which was partially offset by decreases of $25.7 million in our Fleet Vehicles and Services segment and $2.3 million in our Specialty Chassis and Vehicles segment. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $300.8 million in the six months ended June 30, 2017, compared to $259.6 million in the same period of 2016, an increase of $41.2 million or 15.9%. Our cost of products sold increased by $73.8 million due to the Smeal acquisition completed in January of 2017, with an additional $4.0 million increase due to the product mix in 2017. Partially offsetting these increases were decreases of $32.4 million due to lower unit volumes outside of the Smeal acquisition, $1.5 million due to manufacturing efficiencies realized in 2017 and $2.6 million due to lower warranty accruals in 2017. As a percentage of sales, cost of products sold increased to 89.3% in the six months ended June 30, 2017, compared to 87.6% in the same period of 2016, mainly due to the product mix experienced in 2017.

Gross Profit

Gross profit was $35.9 million for the six months ended June 30, 2017, compared to $36.6 million for the same period of 2016, a decrease of $0.7 million, or 1.9%, mainly due to the product mix in 2017. Gross margin decreased to 10.7% from 12.4% over the same time period, due to the product mix, which was partially offset by a decrease in warranty and recall expenses and improved manufacturing efficiencies as discussed above.

Operating Expenses

Operating expense was $35.6 million for the six months ended June 30, 2017, compared to $31.6 million for the same period of 2016, an increase of $4.0 million or 12.7%. Research and development expense for the six months ended June 30, 2017 was $3.7 million, compared to $3.0 million in the same period of 2016, an increase of $0.7 million, or 23.3%, due to increased spending on new product development projects in the first quarter, mainly in our Emergency Response Vehicles segment. Selling, general and administrative expense was $31.1 million for the six months ended June 30, 2017, compared to $28.0 million for the same period of 2016, an increase of $3.1 million or 11.1%, mainly due to the acquisition of Smeal in January of 2017. Restructuring charges were $0.8 million for the six months ended June 30, 2017, compared to $0.6 million in the same period of 2016, an increase of $0.2 million, or 33.3%, as a result of a company-wide effort to streamline operations and integrate our Smeal acquisition begun in 2017.

Taxes

Our effective income tax rate was 87.5% for the six months ended June 30, 2017, compared to 2.0% in the same period of 2016. Our effective tax rates for the six months ended June 30, 2017 and 2016 were impacted by the deferred tax asset valuation allowance that we recorded in 2015, which resulted in a tax rate applied to current earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. Tax expense of $0.2 million and $0.1 million recorded in the six months ended June 30, 2017 and 2016 result from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

Net Earnings

We recorded net earnings at breakeven for the six months ended June 30, 2017, compared to net earnings of $4.9 million, or $0.14 per share, for the same period of 2016. Driving the decrease in net income for the six months ended June 30, 2017 compared with the prior year were the factors discussed above.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles. As a result of a realignment of our operating segments completed during the second quarter of 2017, certain fleet vehicles are now manufactured by our Specialty Chassis and Vehicles segment and sold via intercompany transactions to our Fleet Vehicles and Services segment, which then sells the vehicles to the final customer. Segment results from prior periods are shown reflecting the estimated impact of this realignment as if it had been in place for those periods.

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

The table below presents the reconciliation of our consolidated Adjusted EBITDA to net income. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016
Net income	$1,124	$4,374	$25	$4,918
Add:
Interest expense	129	88	393	202
Taxes	92	9	175	102
Depreciation and amortization expense	2,365	1,778	4,690	3,564
EBITDA	3,710	6,249	5,283	8,786
Add:
Restructuring expense	325	227	968	567
Acquisition expense	60	-	731	-
Recall expense	-	1,715	-	1,715
Impact of inventory fair value step-up	-	-	189	-
Impact of chassis shipments to Smeal	853	-	1,965	-
Adjusted EBITDA	$4,948	$8,191	$9,136	$11,068

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and vehicles.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles, the Reach delivery van and other specialty chassis and distribute related aftermarket parts and accessories.

For certain financial information related to each segment, see Note 10 - Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2017		2016
	Amount	%	Amount	%

Sales	$80,848	100.0%	$52,378	100.0%

Adjusted EBITDA	(652)	(0.8)%	(253)	(0.5)%

	Six Months Ended June 30,
	2017		2016
	Amount	%	Amount	%

Sales	$161,050	100.0%	$93,516	100.0%

Adjusted EBITDA	(1,990)	(1.2)%	(3,371)	(3.6)%

Segment assets	126,459		64,364

Comparison of the Three Month Periods Ended June 30, 2017 and 2016

Sales in our Emergency Response Vehicles segment were $80.8 million in the second quarter of 2017, compared to $52.4 million in the same period of 2016, an increase of $28.4 million, or 54.2%, driven by the acquisition of Smeal in January of 2017. Pricing changes added approximately $0.9 million of additional revenue in 2017 compared to 2016.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(0.7) million in the second quarter of 2017, compared to $(0.3) million in the second quarter of 2016, a decrease of $0.4 million, or 133.3%, driven by the product mix in the second quarter of 2017 compared to the prior year, which was partially offset by the pricing changes discussed above.

Comparison of the Six Month Periods Ended June 30, 2017 and 2016

Sales in our Emergency Response Vehicles segment were $161.1 million in the six months ended June 30, 2017 compared to $93.5 million in the same period of 2016, an increase of $67.6 million, or 72.3%, driven by the acquisition of Smeal in January of 2017. Pricing changes added approximately $1.0 million of additional revenue in 2017 compared to 2016.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(2.0) million in the six months ended June 30, 2017, compared to $(3.4) million in the same period of 2016, an improvement of $1.4 million, or 41.2%. $1.0 million of the improvement was due to the pricing changes realized in 2017, while $0.4 million was due to manufacturing efficiencies in 2017 resulting from prior restructuring initiatives.

Fleet Vehicles and Services

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2017		2016
	Amount	%	Amount	%

Sales	$53,530	100.0%	$73,816	100.0%

Adjusted EBITDA	6,174	11.5%	7,122	9.6%

	Six Months Ended June 30,
	2017		2016
	Amount	%	Amount	%

Sales	$107,450	100.0%	$133,107	100.0%

Adjusted EBITDA	12,417	11.6%	13,582	10.2%

Segment assets	77,254		82,082

Comparison of the Three Month Periods Ended June 30, 2017 and 2016

Sales in our Fleet Vehicles and Services segment were $53.5 million for the second quarter of 2017, compared to $73.8 million for the second quarter of 2016, a decrease of $20.3 million or 27.5% driven by decreases of $12.9 million in vehicle sales due to lower unit volume and $7.4 million in parts sales due to lower revenue from our up-fit business. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the second quarter of 2017 to the second quarter of 2016.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the second quarter of 2017 was $6.2 million compared to $7.1 million in the second quarter of 2016, a decrease of $0.9 million or 12.7%. This was driven by a $5.4 million decrease due to lower sales volumes, which was partially offset by increases of $2.5 million due to the product mix in 2017 and $2.0 million due to cost reduction and productivity improvements.

Comparison of the Six Month Periods Ended June 30, 2017 and 2016

Sales in our Fleet Vehicles and Services segment were $107.5 million for the six months ended June 30, 2017, compared to $133.1 million for the same period of 2016, a decrease of $25.6 million or 19.2% driven by a $10.0 million decrease in vehicle sales due to lower unit volume in 2017 and $15.6 million in aftermarket parts and accessories sales due to lower equipment up-fit volume. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the first six months of 2017 to the first six months of 2016.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the six months ended June 30, 2017 was $12.4 million compared to $13.6 million for the same period of 2016, a decrease of $1.2 million or 8.8%. This was driven by an $11.7 million decrease due to lower unit volume, which was partially offset by increases of $6.4 million due to the product mix in 2017 and $4.1 million due to cost reduction and productivity improvements implemented in 2017.

Specialty Chassis and Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended June 30,
	2017		2016
	Amount	%	Amount	%

Sales	$35,788	100.0%	$37,779	100.0%

Adjusted EBITDA	2,765	7.7%	3,383	9.0%

	Six Months Ended June 30,
	2017		2016
	Amount	%	Amount	%

Sales	$68,741	100.0%	$71,076	100.0%

Adjusted EBITDA	4,266	6.2%	4,978	7.0%

Segment assets	22,051		28,852

Comparison of the Three Month Periods Ended June 30, 2017 and 2016

Sales in our Specialty Chassis and Vehicles segment were $35.8 million in the second quarter of 2017, compared to $37.8 million in 2016, a decrease of $2.0 million or 5.3%. This decrease was due to a decrease of $4.0 million in sales of other specialty vehicles driven by a defense order that was fulfilled in 2016 and did not recur, along with a decrease of $1.0 million in fleet vehicle inter-segment sales due to lower unit volume in 2017 and a $0.6 million decrease in sales of aftermarket parts and accessories. These decreases were partially offset by a $3.7 million increase in sales of motor home chassis driven by higher unit volumes in 2017. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the second quarter of 2017 to the second quarter of 2016.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the first quarter of 2017 was $2.8 million, compared to $3.4 million in the same period of 2016, a decrease of $0.6 million, or 17.6%, mainly due to the completion of a defense order in 2016 that did not recur in 2017.

Comparison of the Six Month Periods Ended June 30, 2017 and 2016

Sales in our Specialty Chassis and Vehicles segment were $68.7 million in the six months ended June 30, 2017, compared to $71.1 million in the same period of 2016, a decrease of $2.4 million or 3.4%. This decrease was due to a decrease of $3.6 million in sales of other specialty vehicles driven by a defense order that was fulfilled in 2016 and did not recur, along with a decrease of $1.0 million in fleet vehicle inter-segment sales due to lower unit volume in 2017 and a $1.1 million decrease in sales of aftermarket parts and accessories. These decreases were partially offset by a $3.3 million increase in sales of motor home chassis driven by higher unit volumes in 2017. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the six months ended June 30, 2017 to the same period of 2016.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the six months ended June 30, 2017 was $4.3 million, compared to $5.0 million in the same period of 2016, a decrease of $0.7 million, or 14.0%, mainly due to the completion of a defense order in 2016 that did not recur in 2017.

Financial Condition

Balance Sheet at June 30, 2017 compared to December 31, 2016

Cash decreased by $10.8 million, or 33.8%, to $21.2 million at June 30, 2017 from $32.0 million at December 31, 2016. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first six months of 2017.

Accounts receivable increased by $16.6 million, or 25.4%, to $82.0 million at June 30, 2017, compared to $65.4 million at December 31, 2016. The increase is the result of increases of $12.3 million due to higher sales volume in the latter half of the second quarter of 2017 compared to sales in the latter half of the fourth quarter of 2016 and receivables of $11.7 million acquired with Smeal. These increases were partially offset by the forgiveness of a $7.4 million receivable owed by the former owners of Smeal to Spartan as part of the consideration for our acquisition of Smeal in January of 2017.

Inventory increased by $29.5 million, or 50.1%, to $88.4 million at June 30, 2017 compared to $58.9 million at December 31, 2016 mainly due to the addition of Smeal inventory of $30.4 million at June 30, 2017.

Property, plant and equipment, net increased by $4.0 million, or 7.5%, to $57.1 million at June 30, 2017 compared to $53.1 million at December 31, 2016 mainly due to the acquisition of Smeal during the year.

Goodwill increased by $9.8 million, or 61.3%, to $25.8 million at June 30, 2017 compared to $16.0 million at December 31, 2016 due to the Smeal acquisition.

Intangible assets increased by $3.5 million, or 54.7%, to $9.9 million at June 30, 2017 compared to $6.4 million at December 31, 2016 due to an increase of $3.9 million from trade-names and certain non-patented technology acquired from Smeal, partially offset by amortization during the period.

Accounts payable increased by $10.7 million or 34.2% to $42.0 million at June 30, 2017 compared to $31.3 million at December 31, 2016. $3.5 million of the increase was due to accounts payable assumed through our acquisition of Smeal, with the remainder of the increase due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued compensation and related taxes decreased by $3.3 million or 25.0% to $9.9 million at June 30, 2017 compared to $13.2 million at December 31, 2016 due to the payout of accrued 2016 incentive compensation in the first quarter.

Deposits from customers increased by $17.6 million or 109.3% to $33.7 million at June 30, 2017 compared to $16.1 million at December 31, 2016. The increase was due to prepayments of $31.1 million assumed through our acquisition of Smeal, partially offset by more prepayments applied to invoices than received at our Emergency Response Vehicles segment.

Other current liabilities and accrued expenses increased by $4.0 million, or 51.9%, to $11.7 million at June 30, 2017 from $7.7 million at December 31, 2016, with $3.0 million of the increase due to liabilities assumed through our acquisition of Smeal, and the remainder due to the timing of accruals for various expenses incurred but not yet invoiced.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $10.8 million to $21.2 million at June 30, 2017, compared to $32.0 million at December 31, 2016. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the six months ended June 30, 2017, we generated $0.0 million of cash from operating activities, which represents a $16.7 million decrease from the $16.7 million of cash that was generated by operations for the six months ended June 30, 2016. The decrease in cash generated in 2017 results from changes in working capital requirements, particularly accounts receivable, inventory and deposits from customers.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2017. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $31.4 million in investing activities in the first six months of 2017, a $25.6 million increase compared to the $5.8 million utilized in the first six months of 2016. This increase is mainly the result of our acquisition of Smeal during the year.

During the remainder of 2017 we expect to make additional cash capital investments of $9.0 million to $11.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We generated $20.6 million of cash through financing activities in the first six months of 2017, compared to $3.9 million utilized in the first six months of 2016. This increase is due to the financing of our acquisition of Smeal from our existing $100 million line of credit on January 1, 2017 offset by a $10.0 million payment on this facility in May 2017.

Working Capital

Our working capital was as follows (in thousands):

	June 30, 2017	December 31, 2016	Change

Current assets	$197,587	$162,191	$35,396

Current liabilities	116,310	87,724	28,586

Working capital	$81,277	$74,467	$6,810

The increase in our working capital at June 30, 2017 from December 31, 2016, results from changes in accounts receivable and inventory, which were partially offset by increases in accounts payable, accrued compensation and related taxes, and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

Smeal contingent consideration

In connection with our acquisition of Smeal in January, 2017, the former owners of Smeal may receive additional consideration in the form of a tax gross-up payment. The purchase agreement specifies that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that result from the transaction. The payment is expected to be between $0 and $2.4 million and will be based on state and federal income tax regulations in effect at the time of the payment for the tax year ending December 31, 2017. Under tax rules in effect as of the filing of this Form 10-Q, the additional consideration would be approximately $2.4 million. In accordance with accounting guidance for business combinations, the value of the future consideration was recorded based upon tax rules in effect at the time of the acquisition, discounted to January 1, 2017 using a risk-free discount rate of 1%. Changes in this estimate, other than changes in its present value, will be reflected as adjustments to the purchase price for a period of up to one year after the closing. Changes in the present value of the contingent consideration will be reflected in operating income in the period of such change.

Debt

On October 31, 2016, we entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal, and repaid $10.0 million of this borrowing in May 2017. We had no drawings against this credit line as of December 31, 2016. During the quarter ended June 30, 2017, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 7, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 2.625% (or one-month LIBOR plus 1.50%) at June 30, 2017.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At June 30, 2017 and December 31, 2016, we had outstanding letters of credit totaling $1.3 million and $1.6 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $35.3 million at June 30, 2017 and $73.6 million at December 31, 2016, net of borrowings outstanding. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At June 30, 2017, we were in compliance with all debt covenants, and, based on our current outlook for 2017, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.1 million as of June 30, 2017 due and payable over the next five years.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At June 30, 2017 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us $9.0 million based on the closing price of our stock on July 28, 2017. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On May 3, 2017 our Board of Directors declared a cash dividend of $0.05 per share of common stock, which was paid on June 15, 2017 to shareholders of record on May 15, 2017.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At June 30, 2017 we reported goodwill in our Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles segments. At December 31, 2016, all of our goodwill related to our Fleet Vehicles and Services reportable segment. Our reportable segments were also determined to be the reporting units for goodwill impairment testing at October 1, 2016.

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

Since October 1, 2016, there have been no events or changes in circumstances that would more likely than not reduce the fair value of any of our reporting units or our indefinite-lived intangible assets below their respective carrying costs.

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

See Note 1, General and Summary of Accounting Policies and Note 5, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2016 and Note 4, Goodwill and Intangible Assets in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for further details on our accounting policies and other information regarding goodwill and indefinite-lived intangible assets.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2017, we had $22.8 million of debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 1% in interest rates would increase our interest expense by approximately $0.1 million for the remaining six months of 2017. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2017. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended June 30, 2017 no shares were repurchased under this authorization.

During the quarter ended June 30, 2017 there were no shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	-	$-	-	1,000,000
May 1 to May 31	-	-	-	1,000,000
June 1 to June 30	-	-	-	1,000,000
Total	-	$-	-	1,000,000

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2017	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

3.1	Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document