Form 10-Q
period 2017-09-30
SPARTAN MOTORS INC
filed 2017-11-01
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2017.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 000-13611

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2017
Common stock, $.01 par value	35,103,159 shares

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

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	September 30, 2017	December 31,
	(Unaudited)	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,855	$32,041
Accounts receivable, less allowance of $191 and $487	93,682	65,441
Inventories	95,070	58,896
Income taxes receivable	-	1,287
Other current assets	4,482	4,526
Total current assets	215,089	162,191

Property, plant and equipment, net	55,984	53,116
Goodwill	27,489	15,961
Intangible assets, net	9,642	6,385
Other assets	2,872	2,331
Net deferred tax assets	9,790	3,310
TOTAL ASSETS	$320,866	$243,294

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$55,000	$31,336
Accrued warranty	19,786	19,334
Accrued compensation and related taxes	12,043	13,188
Deposits from customers	26,950	16,142
Other current liabilities and accrued expenses	12,461	7,659
Current portion of long-term debt	49	65
Total current liabilities	126,289	87,724

Long-term debt, less current portion	22,840	74
Other non-current liabilities	5,103	2,544
Total liabilities	154,232	90,342
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,087 and 34,383 outstanding	351	344
Additional paid in capital	78,773	76,837
Retained earnings	88,168	76,428
Total Spartan Motors, Inc. shareholders’ equity	167,292	153,609
Non-controlling interest	(658)	(657)
Total shareholders’ equity	166,634	152,952
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$320,866	$243,294

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Sales	$189,215	$148,664	$526,029	$444,927
Cost of products sold	160,564	130,571	461,327	390,206
Restructuring charges	-	83	156	83
Gross profit	28,651	18,010	64,546	54,638

Operating expenses:
Research and development	1,598	1,377	5,265	4,408
Selling, general and administrative	17,057	13,820	48,160	41,782
Restructuring charges	232	221	1,044	788
Total operating expenses	18,887	15,418	54,469	46,978

Operating income	9,764	2,592	10,077	7,660

Other income (expense):
Interest expense	(189)	(112)	(582)	(314)
Interest and other income	159	151	438	305

Total other income (expense)	(30)	39	(144)	(9)

Income before taxes	9,734	2,631	9,933	7,651

Taxes	(3,736)	(113)	(3,561)	(11)

Net income	13,470	2,744	13,494	7,662

Less: net loss attributable to non-controlling interest	-	(1)	(1)	(6)

Net income attributable to Spartan Motors, Inc.	$13,470	$2,745	$13,495	$7,668

Basic net earnings per share	$0.38	$0.08	$0.39	$0.22

Diluted net earnings per share	$0.38	$0.08	$0.39	$0.22

Basic weighted average common shares outstanding	35,105	34,439	34,882	34,406
Diluted weighted average common shares outstanding	35,105	34,439	34,882	34,406

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income	$13,494	$7,662
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,335	5,742
(Gain)/loss on disposal of assets	-	(24)
Impairment of assets	-	406
Accruals for warranty	6,799	9,790
Deferred income taxes	(6,493)	(2,670)
Stock based compensation related to stock awards	2,578	1,280
Decrease (increase) in operating assets:
Accounts receivable	(29,110)	(13,865)
Inventories	26,194	(7,402)
Income taxes receivable	1,287	1,059
Other assets	1,038	462
Increase (decrease) in operating liabilities:
Accounts payable	19,729	16,822
Cash paid for warranty repairs	(10,036)	(7,727)
Accrued compensation and related taxes	(2,751)	3,533
Deposits from customers	(32,121)	4,451
Other current liabilities and accrued expenses	258	876
Other long term liabilities	1,811	-
Taxes on income	2,106	58
Total adjustments	(11,376)	12,791
Net cash provided by operating activities	2,118	20,453

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,762)	(9,299)
Proceeds from sale of property, plant and equipment	-	25
Acquisition of business, net of cash acquired	(28,903)	-
Net cash used in investing activities	(32,665)	(9,274)

Cash flows from financing activities:
Proceeds from long-term debt	32,800	10
Payments on long-term debt	(10,049)	(42)
Purchase and retirement of common stock	-	(2,000)
Payment of dividends	(1,755)	(1,725)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(635)	(137)
Net cash provided by (used in) financing activities	20,361	(3,894)

Net increase (decrease) in cash and cash equivalents	(10,186)	7,285
Cash and cash equivalents at beginning of period	32,041	32,701
Cash and cash equivalents at end of period	$21,855	$39,986

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2016	34,383	$344	$76,837	$76,428	$(657)	$152,952

Issuance of common stock and the tax impact of stock incentive plan transactions	7	-	(635)	-	-	(635)

Issuance of restricted stock, net of cancellation	697	7	(7)	-	-	-

Dividends declared ($0.05 per share)	-	-	-	(1,755)	-	(1,755)

Stock based compensation expense related to restricted stock	-	-	2,578	-	-	2,578

Net income (loss)	-	-	-	13,495	(1)	13,494

Balance at September 30, 2017	35,087	$351	$78,773	$88,168	$(658)	$166,634

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2017, the results of operations for the three and nine month periods ended September 30, 2017 and the cash flows for the nine month period ended September 30, 2017, and should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2016.

The results of operations for the three and nine months ended September 30, 2017 are not necessarily indicative of the results to be expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at September 30, 2017 and December 31, 2016.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2016-15, effective with the third quarter of 2017, which did not have an impact on our consolidated financial position, results of operations or cash flows through September 30, 2017.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. The impact of our adoption of ASU 2016-09 for the year ending December 31, 2017 will depend on market factors and the timing and intrinsic value of future stock based compensation award vesting. Our adoption of ASU 2016-09 did not have a material impact on our consolidated financial position, results of operations or cash flows through September 30, 2017.

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

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We have undertaken a detailed analysis of our various contracts with customers and revenue streams. We are currently in the process of evaluating aspects of revenue recognition for certain of our contracts with customers and expect to complete this evaluation in the fourth quarter of 2017. While our evaluation is not yet complete, based on our analysis to date we currently believe that our revenue recognition will be mostly consistent under both the current and new standard, with performance obligations being satisfied under the majority of our contracts with customers upon delivery of our products. We expect to utilize the practical expedient to not recognize the effects of financing when we receive customer deposits for contracts that will be fulfilled in less than one year. We expect that the disclosures in the notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically regarding the quantitative and qualitative information about performance obligations, and changes in contract assets and liabilties. We currently expect to adopt the new standard using the modified retrospective approach, under which the cumulative effect of the initial application of the new standard will be recognized as an adjustment to the opening balance of retained earnings, in the first quarter of 2018.

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

Sales and operating income included in our results since the January 1, 2017 acquisition are as follows:

	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2017
Net sales	$26,408	$102,878
Operating income	1,859	850

The above operating income amounts include a one-time charge to cost of products sold of $0 and $189 for the three and nine months ended September 30, 2017 related to the fair value step-up of inventories acquired from Smeal and sold during the period.

Pro forma Results of Operation (Unaudited)

The following table provides unaudited pro forma net sales and results of operations for the three and nine months ended September 30, 2017 and 2016, as if Smeal had been acquired on January 1 of 2016. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as changes in the depreciation and amortization expense on the Smeal assets acquired resulting from the fair valuation of assets acquired, expenses incurred to complete the acquisition and the impact of acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Smeal. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Net sales	$189,215	$165,304	$526,029	$493,806

Net earnings attributable to Spartan Motors, Inc.	$13,589	$1,745	$16,310	$5,729

Diluted net earnings per share	$0.39	$0.05	$0.47	$0.17

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Purchase Price Allocation

The total purchase price paid for our acquisition of Smeal was $42,489, subject to a net working capital adjustment and the tax gross-up payment described below. The consideration paid consisted of $28,903 in cash, net of cash acquired of $3,825, and the forgiveness of certain liabilities owed by the former owners of Smeal to the Company in the amount of $7,391. Pursuant to the purchase agreement, the sellers may receive additional consideration in the form of a tax gross-up payment, which is payable no later than April 1, 2018, and is not expected to exceed $2,400. The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment that we expect to finalize in the fourth quarter of 2017. Smeal has been a significant chassis customer of Spartan USA. The price paid pursuant to the purchase agreement was the subject of arm's length negotiation between Smeal and us.

This acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include trade-names and certain non-patented technology. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $11,528 was recorded as goodwill. During the nine months ended September 30, 2017, the Company made certain adjustments to its purchase price allocation to adjust inventory, other current assets, accrued warranty and other liabilities, which resulted in a $1,666 increase in goodwill. We recorded an estimate for contingent consideration related to the tax gross-up payment, valued in accordance with accounting guidance for business combinations and fair value measurements at $2,370.

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash	$3,825
Accounts receivable	6,523
Inventory	62,368
Other current assets	932
Property, plant and equipment	5,773
Intangible assets	3,900
Goodwill	11,528
Total assets acquired	94,849

Accounts payable	3,935
Customer prepayments	42,929
Accrued warranty	3,689
Other liabilities	1,807
Total liabilities assumed	52,360

Total purchase price	$42,489

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

Goodwill Assigned

The acquisition resulted in the recognition, on a preliminary basis, of $11,528 of goodwill, which is expected to be deductible for tax purposes. The goodwill recognized is subject to a final net working capital adjustment and any necessary adjustment to the contingent consideration.

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

Acquisition Related Expenses

During the three and nine months ended September 30, 2017, we recorded pretax charges totaling $11 and $742 for legal expenses and other transaction costs related to the acquisition. During the three and nine months ended September 30, 2016, we recorded pretax charges totaling $159 and $159 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the business segment table in Note 9, Business Segments.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2017	2016
Finished goods	$17,790	$12,743
Work in process	24,623	14,063
Raw materials and purchased components	55,620	35,458
Reserve for slow-moving inventory	(2,963)	(3,368)
Total inventory	$95,070	$58,896

We have a number of demonstration units used as part of our sales program. These demonstration units are included in the “Finished goods” line item above. The net carrying amount was $7,726 and $3,558 at September 30, 2017 and December 31, 2016.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Changes in the carrying amount of goodwill, by reportable segment, are as follows:

	Emergency Response Vehicles	Fleet Vehicles & Services	Specialty Chassis & Vehicles	Total
Balance as of December 31, 2016	$-	$15,961	$-	$15,961
Acquisition of Smeal	11,528	-	-	11,528
Reassignment of goodwill	-	(638)	638	-
Balance as of September 30, 2017	$11,528	$15,323	$638	$27,489

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

The following table provides information regarding our other intangible assets:

	As of September 30, 2017			As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$3,619	$2,551	$6,170	$3,348	$2,822
Acquired product development project	1,860	1,427	433	1,860	1,167	693
Unpatented technology	1,500	112	1,388	-	-	-
Non-compete agreements	400	400	-	400	400	-
Backlog	320	320	-	320	320	-
Trade Names	5,270	-	5,270	2,870	-	2,870
	$15,520	$5,878	$9,642	$11,620	$5,235	$6,385

We recorded intangible asset amortization expense of $214 and $177 during the three months ended September 30, 2017 and 2016 and $643 and $531 during the nine months ended September 30, 2017 and 2016.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2017	$190
2018	816
2019	449
2020	423
2021	399
Thereafter	2,095
Total	$4,372

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 - DEBT

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Line of credit revolver (1):	$22,800	$-
Capital lease obligations	89	139
Total debt	22,889	139
Less current portion of long-term debt	(49)	(65)
Total long-term debt	$22,840	$74

(1)

On October 31, 2016, we entered into a Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. We had no borrowings on this line at December 31, 2016. In January 2017, we borrowed $32,800 from our credit line to fund our acquisition of Smeal, and repaid $10,000 of this borrowing in May 2017. GM and Chrysler have the ability to draw up to $10,000 against our line of credit in relation to chassis supplied to Spartan USA under chassis bailment inventory programs. The applicable borrowing rate including margin was 2.75% (or one-month LIBOR plus 1.50%) at September 30, 2017.

Under the terms of the primary line of credit agreement, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $45,500 and $73,600 at September 30, 2017 and December 31, 2016, net of borrowings outstanding. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At September 30, 2017 and December 31, 2016, we were in compliance with all debt covenants.

NOTE 6 – RESTRUCTURING

During the three and nine months ended September 30, 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition.

During the three and nine months ended September 30, 2016, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2017, broken down by segment, are as follows:

	Three Months Ended September 30, 2017
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$-	$-	$-	$-

General and Administrative
Accrual for severance	-	232	-	-	232
Total restructuring	$-	$232	$-	$-	$232

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

	Nine Months Ended September 30, 2017
	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$43	$97	$16	$-	$156

General and Administrative
Accrual for severance	367	547	79	51	1,044
Total restructuring	$410	$644	$95	$51	$1,200

Restructuring charges for the three and nine months ended September 30, 2016 reflected within Operating expense in our Condensed Consolidated Statements of Operations were $304 and $871 and related to manufacturing process reengineering. All of these charges were related to our Emergency Response Vehicles segment.

The following table provides a summary of the compensation related charges incurred during the three and nine months ended September 30, 2017 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Condensed Consolidated Balance Sheets.

Severance
Balance January 1, 2017	$-
Accrual for severance	643
Payments and adjustments made in period	(201)
Balance March 31, 2017	442
Accrual for severance	325
Payments and adjustments made in period	(540)
Balance June 30, 2017	227
Accrual for severance	116
Payments and adjustments made in period	(250)
Balance September 30, 2017	$93

There were no compensation related charges incurred during the three and nine months ended September 30, 2016.

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At September 30, 2017 and December 31, 2016, we had outstanding letters of credit totaling $906 and $1,599 related to certain emergency response vehicle contracts and our workers compensation insurance.

At September 30, 2017, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $144 and $784 outstanding on our revolving credit line at September 30, 2017 and December 31, 2016. Under the terms of the bailment inventory agreements, these chassis never become our property and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the nine months ended September 30, 2017 and 2016 were as follows:

	2017	2016
Balance of accrued warranty at January 1	$19,334	$16,610
Warranties issued during the period	5,717	3,733
Cash settlements made during the period	(10,036)	(7,727)
Changes in liability for pre-existing warranties during the period, including expirations	1,082	6,057)
Assumed warranties outstanding at Smeal on January 1, 2017	3,689	-
Balance of accrued warranty at September 30	$19,786	$18,673

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

NOTE 8 – TAXES

Our effective income tax rate was -38.4% and -35.9% for the three and nine months ended September 30, 2017 and was -4.3% and -0.1% for the three and nine months ended September 30, 2016. Our effective tax rates during 2017 and 2016 were impacted by the deferred tax asset valuation allowance recorded in 2015. Based upon an assessment of the available positive and negative evidence as of September 30, 2017, we determined that it was more likely than not that a significant portion of the valuation allowance recorded against our deferred tax assets was no longer necessary. A major portion of such positive evidence included cumulative profits incurred over the three year period ended September 30, 2017 as well as forecasted future profits. Our remaining valuation allowance at September 30, 2017 of $3,164 offsets deferred tax assets for certain state net operating loss and tax credit carryforwards, based upon an assessment of anticipated future taxable income apportionable to those states. Taxes of $(3,736) and $(3,561) recorded during the three and nine months ended September 30, 2017 reflects the reversal of $6,577 of the valuation allowance originally recorded in 2015. The valuation allowance resulted in a tax rate applied to 2016 earnings of 0% due to our ability to offset current period tax liability against our recorded valuation allowance. Taxes of $(113) and $(11) recorded during the three and nine months ended September 30, 2016 result from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

NOTE 9 - BUSINESS SEGMENTS

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

Three Months Ended September 30, 2017

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$63,369	$-	$-	$-	$63,369
Fleet vehicle sales	-	66,850	4,312	(4,312)	66,850
Motor home chassis sales	-	-	37,034	-	37,034
Other specialty vehicle sales	-	-	4,738	-	4,738
Aftermarket parts and accessories sales	2,503	11,787	2,934	-	17,224

Total sales	$65,872	$78,637	$49,018	$(4,312)	$189,215

Depreciation and amortization expense	$575	$856	$368	$846	$2,645
Adjusted EBITDA	2,501	8,785	5,149	(3,541)	12,894
Segment assets	131,806	78,766	32,770	77,524	320,866
Capital expenditures	499	66	28	731	1,324

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Three Months Ended September 30, 2016

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$40,185	$-	$-	$-	$40,185
Fleet vehicle sales	-	57,422	2,244	(2,244)	57,422
Motor home chassis sales	-	-	22,344	-	22,344
Other specialty vehicle sales	-	-	4,091	-	4,091
Aftermarket parts and accessories sales	1,934	20,537	2,151	-	24,622

Total sales	$42,119	$77,959	$30,830	$(2,244)	$148,664

Depreciation and amortization expense	$217	$813	$186	$962	$2,178
Adjusted EBITDA	(1,166)	10,118	1,330	(2,909)	7,373
Segment assets	75,086	76,080	33,129	76,953	261,248
Capital expenditures	387	140	2,439	539	3,505

Nine Months Ended September 30, 2017

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$220,112	$-	$-	$-	$220,112
Fleet vehicle sales	-	154,178	4,739	(4,739)	154,178
Motor home chassis sales	-	-	91,280	-	91,280
Other specialty vehicle sales	-	-	13,753	-	13,753
Aftermarket parts and accessories sales	6,810	31,909	7,987	-	46,706

Total sales	$226,922	$186,087	$117,759	$(4,739)	$526,029

Depreciation and amortization expense	$1,711	$2,618	$942	$2,064	$7,335
Adjusted EBITDA	510	21,203	9,415	(9,098)	22,030
Segment assets	131,806	78,766	32,770	77,524	320,866
Capital expenditures	1,216	342	270	1,934	3,762

Nine Months Ended September 30, 2016

	Emergency Response Vehicles	Fleet Vehicles and Services	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$130,080	$-	$-	$-	$130,080
Fleet vehicle sales	-	154,774	3,680	(3,680)	154,774
Motor home chassis sales	-	-	73,254	-	73,254
Other specialty vehicle sales	-	-	16,722	-	16,722
Aftermarket parts and accessories sales	5,555	56,292	8,250	-	70,097

Total sales	$135,635	$211,066	$101,906	$(3,680)	$444,927

Depreciation and amortization expense	$636	$2,379	$570	$2,157	$5,742
Adjusted EBITDA	(4,532)	23,555	6,456	(7,038)	18,441
Segment assets	75,086	76,080	33,129	76,953	261,248
Capital expenditures	1,070	1,760	4,690	1,779	9,299

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

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income	$13,470	$2,744	$13,494	$7,662
Add:
Interest expense	189	112	582	314
Taxes	(3,736)	(113)	(3,561)	(11)
Depreciation and amortization expense	2,645	2,178	7,335	5,742
EBITDA	12,568	4,921	17,850	13,707
Add:
Restructuring expense	232	304	1,200	871
Acquisition expense	354	-	1,085	-
Asset impairment	-	406	-	406
Recall expense	(368)	1,742	(368)	3,457
Impact of inventory fair value step-up	-	-	189	-
Impact of chassis shipments to Smeal	108	-	2,073	-
Adjusted EBITDA	$12,894	$7,373	$22,029	$18,441

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Revenue of $189.2 million in the third quarter of 2017, an increase of 27.3% compared to $148.7 million in the third quarter of 2016.
●	Gross profit of $28.7 million in the third quarter of 2017, an increase of 59.1% compared to $18.0 million in the third quarter of 2016.
●	Gross Margin of 15.1% in the third quarter of 2017, compared to 12.1% in the third quarter of 2016.
●	Operating expense of $18.9 million, or 10.0% of sales in the third quarter of 2017, compared to $15.4 million or 10.4% of sales in the third quarter of 2016.
●	Operating income of $9.8 million in the third quarter of 2017, compared to $2.6 million in the third quarter of 2016.
●	Net income of $13.5 million in the third quarter of 2017, compared to $2.7 million in the third quarter of 2016.
●	Income per share of $0.38 in the third quarter of 2017, compared to $0.08 in the third quarter of 2016.
●

Order backlog of $537.7 million at September 30, 2017, an increase of $265.6 million, or 97.6% from our backlog of $272.1 million at September 30, 2016. $214.0 million of the backlog at September 30, 2017 relates to an order received from the United States Postal Service that will be fulfilled beginning in the second quarter of 2018 thorugh 2019.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	100.0	100.0	100.0	100.0
Cost of products sold	84.9	87.8	87.7	87.7
Restructuring charge	0.0	0.1	0.0	0.0
Gross profit	15.1	12.1	12.3	12.3
Operating expenses:
Research and development	0.8	0.9	1.0	1.0
Selling, general and administrative	9.0	9.3	9.2	9.4
Restructuring charge	0.1	0.1	0.2	0.2
Operating income	5.2	1.7	1.9	1.7
Other income (expense), net	0.0	0.0	0.0	0.0
Income before taxes	5.1	1.8	1.9	1.7
Taxes	(2.0)	(0.1)	(0.7)	0.0
Net earnings	7.1	1.8	2.6	1.7

Quarter Ended September 30, 2017 Compared to the Quarter Ended September 30, 2016

Sales

For the quarter ended September 30, 2017, we reported consolidated sales of $189.2 million, compared to $148.7 million for the third quarter of 2016 an increase of $40.5 million or 27.2%. This increase reflects a $23.8 million sales increase in our Emergency Response Vehicles segment driven by our acquisition of Smeal on January 1, 2017, an $18.2 million increase in sales in our Specialty Chassis and Vehicles segment driven by higher motor home unit volume and a $0.6 million increase in sales in our Fleet Vehicles and Services segment. The increase in our Specialty Chassis and Vehicles segment sales includes a $4.3 million increase in inter-segment sales, which are eliminated upon consolidation. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $160.6 million in the third quarter of 2017, compared to $130.7 million in the third quarter of 2016, an increase of $29.9 million or 22.9%. Cost of products sold increased by $34.6 million due to higher vehicle sales volumes, which was partially offset by decreases of $3.0 million due to lower warranty and recall charges and $1.7 million due to increased operational efficiency in 2017. As a percentage of sales, cost of products sold decreased to 84.9% in the third quarter of 2017, compared to 87.9% in the third quarter of 2016. 140 basis points of the decrease was due to lower warranty and recall charges recorded in 2017 in our Emergency Response Vehicles segment, and 100 basis points was due to the pricing changes in our Emergency Response Vehicles segment. The remainder was driven by increased operational efficiency in 2017.

Gross Profit

Gross profit was $28.7 million for the third quarter of 2017, compared to $18.0 million for the third quarter of 2016, an increase of $10.7 million, or 59.4%, mainly due to the higher sales volumes in 2017. Gross margin increased to 15.1% from 12.1% over the same time period, due to the increased operational efficiency, lower warranty and recall charges and pricing increases in 2017 as discussed above.

Operating Expenses

Operating expense was $18.9 million for the third quarter of 2017, compared to $15.4 million for the third quarter of 2016, an increase of $3.5 million or 22.7%. Research and development expense in the third quarter of 2017 was $1.6 million, compared to $1.4 million in the third quarter of 2016, an increase of $0.2 million, or 14.3%, due to higher project spending in 2017, mainly in our Emergency Response Vehicles segment. Selling, general and administrative expense was $17.1 million in the third quarter of 2017, compared to $13.8 million for the third quarter of 2016, an increase of $3.3 million or 23.9%, $1.2 million of this increase was due to the acquisition of Smeal in January of 2017, while $1.0 million was due to higher incentive compensation expense in 2017 and $0.3 million was due to a bad debt recovery in 2016 that did not reoccur. The remainder was driven by higher consulting and acquisition related expenses in 2017. Restructuring charges were $0.2 million in the third quarter of 2017, flat with the third quarter of 2016.

Taxes

Our effective income tax rate was -38.4% in the third quarter of 2017, compared to -4.3% in the third quarter of 2016. Our effective tax rates for the third quarters of 2017 and 2016 were impacted by a deferred tax asset valuation allowance recorded in 2015. The effective rate for the third quarter of 2017 was impacted by the reversal of $6.6 million of the valuation allowance. Based upon an assessment of the available positive and negative evidence as of September 30, 2017, we determined that it was more likely than not that a significant poriton of the valuation allowance recorded against our deferred tax assets was no longer necessary. A major portion of such positive evidence included cumulative profits incurred over the three year period ended September 30, 2017 as well as forecasted future profits. For the nine months ended September 30, 2016, the valuation allowance resulted in a tax rate of 0% applied to earnings due to our ability to offset current period tax liability against our recorded valuation allowance. Tax expense of $0.1 million recorded in the third quarter of 2016 resulted from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings. See Note 8, Taxes in the Notes to Condensed Consolidated financial Statements contained in Item 1 of this Form 10-Q for further details on our taxes.

Net Earnings

We recorded net earnings of $13.5 million, or $0.38 per share, for the third quarter of 2017, compared to net earnings of $2.7 million, or $0.08 per share, for the third quarter of 2016. Driving the increase in net income for the three months ended September 30, 2017 compared with the prior year were the factors discussed above.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	September 30, 2017	September 30, 2016
Emergency Response Vehicles	$213,334	$149,753
Fleet Vehicles and Services	292,540	102,218
Specialty Chassis and Vehicles	31,873	20,126
Total consolidated	$537,747	$272,097

Our backlog at September 30, 2017 includes $83.4 million related to our acquisition of Smeal in January of 2017. Excluding the Smeal addition, our Emergency Response Vehicles backlog decreased by $19.8 million, due to a reduction in order intake resulting from a more selective bid process established in 2016 as part of our turnaround strategy. Our Fleet Vehicles and Services backlog increased by $190.3 million, mainly due to the award of a contract to supply truck bodies to the United States Postal Service we received in September, 2017. Our Specialty Vehicles and Chassis segment backlog increased by $11.7 million, due to increased motor home chassis backlog driven by new model introductions and pricing adjustments enacted in 2016. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 13 months, for our Specialty Chassis and Vehicles segment over the next 3 months, and for our Fleet Vehicles and Services segment over the next 4 months, except for the USPS truck body order which will be fulfilled throughout 2018 and 2019.

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

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Sales

For the nine months ended September 30, 2017, we reported consolidated sales of $526.0 million, compared to $444.9 million for the same period in 2016 an increase of $81.1 million or 18.2%. This increase reflects a $91.3 million sales increase in our Emergency Response Vehicles segment driven by our acquisition of Smeal on January 1, 2017, as well as a $15.9 million sales increase in our Specialty Chassis and Vehicles segment driven by higher motor home chassis sales. These increases were partially offset by a decrease of $25.0 million in our Fleet Vehicles and Services segment driven by a decrease in parts and accessories sales. Please refer to our segment discussion below for more information about sales within our segments.

Cost of Products Sold

Cost of products sold was $461.5 million in the nine months ended September 30, 2017, compared to $390.3 million in the same period of 2016, an increase of $71.2 million or 18.2%. Our cost of products sold increased by $97.1 million due to the Smeal acquisition completed in January of 2017, which was offset by decreases of $11.2 million due to lower unit volume, $5.3 million due to product mix, $5.1 million due to reduced warranty and recall accruals and $4.3 million due to increased operational efficiency in 2017. As a percentage of sales, cost of products sold for the nine months ended September 30, 2017 was flat with the same period of 2016 at 87.7% as benefits from lower warranty and recall costs, increased operational efficiency and favorable pricing in our Emergency Response Vehicles segment were offset by product mix.

Gross Profit

Gross profit was $64.5 million for the nine months ended September 30, 2017, compared to $54.6 million for the same period of 2016, an increase of $9.9 million, or 18.1%, mainly due to the higher sales volume experienced in 2017. Gross margin was flat at 12.3% over the same time period, due to the factors discussed above.

Operating Expenses

Operating expense was $54.5 million for the nine months ended September 30, 2017, compared to $47.0 million for the same period of 2016, an increase of $7.5 million or 16.0%. Research and development expense for the nine months ended September 30, 2017 was $5.3 million, compared to $4.4 million in the same period of 2016, an increase of $0.9 million, or 20.5%, due to increased spending on new product development projects, mainly in our Emergency Response Vehicles segment. Selling, general and administrative expense was $48.2 million for the nine months ended September 30, 2017, compared to $41.8 million for the same period of 2016, an increase of $6.4 million or 15.3%, with $4.7 million of the increase due to the acquisition of Smeal in January of 2017, $0.9 million due to acquisition fees incurred in 2017 and $0.8 million due to higher stock compensation expense in 2017. Restructuring charges were $1.0 million for the nine months ended September 30, 2017, compared to $0.8 million in the same period of 2016, an increase of $0.2 million, or 25.0%, as a result of a company-wide effort to streamline operations and integrate our Smeal acquisition beginning in 2017.

Taxes

Our effective income tax rate was -35.9% for the nine months ended September 30, 2017, compared to -0.1% in the same period of 2016. Our effective tax rates for the nine months ended September 30, 2017 and 2016 were impacted by a deferred tax asset valuation allowance recorded in 2015. The effective rate for the nine months ended September 30, 2017 was impacted by the reversal of $6.6 million of the valuation allowance. Based upon an assessment of the available positive and negative evidence as of September 30, 2017, we determined that it was more likely than not that a significant portion of the valuation allowance recorded against our deferred tax assets was no longer necessary. A major portion of such positive evidence included cumulative profits incurred over the three year period ended September 30, 2017 as well as forecasted future profits. For the nine months ended September 30, 2016, the valuation allowance resulted in a tax rate of 0% applied to earnings due to our ability to offset current period tax liability against our recorded valuation allowance. See Note 8, Taxes in the Notes to Condensed Consolidated financial Statements contained in Item 1 of this Form 10-Q for further details on our taxes.

Net Earnings

We recorded net earnings of $13.5 million, or $0.39 per share, for the nine months ended September 30, 2017, compared to net earnings of $7.7 million, or $0.22 per share, for the same period of 2016. Driving the increase in net income for the nine months ended September 30, 2017 compared with the prior year were the factors discussed above.

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

The table below presents the reconciliation of our consolidated Adjusted EBITDA to net income (in thousands). Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016
Net income	$13,470	$2,744	$13,494	$7,662
Add:
Interest expense	189	112	582	314
Taxes	(3,736)	(113)	(3,561)	(11)
Depreciation and amortization expense	2,645	2,178	7,335	5,742
EBITDA	12,568	4,921	17,850	13,707
Add:
Restructuring expense	232	304	1,200	871
Acquisition expense	354	-	1,085	-
Asset impairment	-	406	-	406
Recall expense	(368)	1,742	(368)	3,457
Impact of inventory fair value step-up	-	-	189	-
Impact of chassis shipments to Smeal	108	-	2,073	-
Adjusted EBITDA	$12,894	$7,373	$22,029	$18,441

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

Emergency Response Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended September 30,
	2017		2016
	Amount	%	Amount	%

Sales	$65,872	100.0%	$42,119	100.0%

Adjusted EBITDA	2,501	3.8%	(1,166)	(2.8)%

	Nine Months Ended September 30,
	2017		2016
	Amount	%	Amount	%

Sales	$226,922	100.0%	$135,635	100.0%

Adjusted EBITDA	510	0.2%	(4,532)	(3.3)%

Segment assets	131,806		75,086

Comparison of the Three Month Periods Ended September 30, 2017 and 2016

Sales in our Emergency Response Vehicles segment were $65.9 million in the third quarter of 2017, compared to $42.1 million in the same period of 2016, an increase of $23.8 million, or 56.5%, driven by the acquisition of Smeal in January of 2017. Pricing changes added approximately $2.0 million of additional revenue in 2017 compared to 2016.

Adjusted EBITDA for our Emergency Response Vehicles segment was $2.5 million in the third quarter of 2017, an increase of $3.7 million compared to $(1.2) million in the third quarter of 2016. The acquisition of Smeal added $2.2 million and pricing changes contributed $2.0 million to the increase in adjusted EBITDA, while lower warranty and recall related costs added $1.6 million to the increase. These increases were partially offset by decreases of $1.3 million due to product mix in 2017 and $0.8 million in higher selling, general and administrative expense in 2017 driven by higher healthcare and increased engineering project spending.

Comparison of the Nine Month Periods Ended September 30, 2017 and 2016

Sales in our Emergency Response Vehicles segment were $226.9 million in the nine months ended September 30, 2017 compared to $135.6 million in the same period of 2016, an increase of $91.3 million, or 67.3%, driven by the acquisition of Smeal in January of 2017. Pricing changes resulted in a $3.0 million increase in revenue in 2017.

Adjusted EBITDA for our Emergency Response Vehicles segment was $0.5 million in the nine months ended September 30, 2017, an increase of $5.0 million compared to $(4.5) million in the same period of 2016. $3.0 million of the increase was driven by pricing changes, $1.8 million was attributable to the acquisition of Smeal in January 2017 and $1.6 million was due to reduced warranty and recall related charges in 2017. These increases were partially offset by a $1.4 million decrease related to the mix of products sold in 2017.

Fleet Vehicles and Services

Financial Data
(Dollars in Thousands)
	Three Months Ended September 30,
	2017		2016
	Amount	%	Amount	%

Sales	$78,637	100.0%	$77,959	100.0%

Adjusted EBITDA	8,785	11.2%	10,118	13.0%

	Nine Months Ended September 30,
	2017		2016
	Amount	%	Amount	%

Sales	$186,087	100.0%	$211,066	100.0%

Adjusted EBITDA	21,203	11.4%	23,555	11.2%

Segment assets	78,776		76,080

Comparison of the Three Month Periods Ended September 30, 2017 and 2016

Sales in our Fleet Vehicles and Services segment were $78.6 million for the third quarter of 2017, compared to $78.0 million for the third quarter of 2016, an increase of $0.6 million or 0.8% driven by increases of $9.4 million in vehicle sales due to higher unit volume offset by decreases of $8.8 million in parts sales as a result of lower revenue from our up-fit business. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the third quarter of 2017 to the third quarter of 2016.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the third quarter of 2017 was $8.8 million compared to $10.1 million in the third quarter of 2016, a decrease of $1.3 million or 12.9%. This decrease was driven by a $6.6 million decrease due to product mix, partially offset by an increase of $3.9 million due to operational improvements in 2017, with the remainder due primarily to higher vehicle unit volumes.

Comparison of the Nine Month Periods Ended September 30, 2017 and 2016

Sales in our Fleet Vehicles and Services segment were $186.1 million for the nine months ended September 30, 2017, compared to $211.1 million for the same period of 2016, a decrease of $25.0 million or 11.8% driven by a $24.4 million decrease in aftermarket parts and accessories sales due to lower equipment up-fit volume, along with a $0.6 million decrease in vehicle sales due to lower overall unit volume. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the first nine months of 2017 to the first nine months of 2016.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the nine months ended September 30, 2017 was $21.2 million compared to $23.6 million for the same period of 2016, a decrease of $2.4 million or 10.2%. This was driven by a $10.2 million decrease due to lower sales volume, which was partially offset by a $7.8 million increase due to operational improvements in 2017.

Specialty Chassis and Vehicles

Financial Data
(Dollars in Thousands)
	Three Months Ended September 30,
	2017		2016
	Amount	%	Amount	%

Sales	$49,018	100.0%	$30,830	100.0%

Adjusted EBITDA	5,149	10.5%	1,330	4.3%

	Nine Months Ended September 30,
	2017		2016
	Amount	%	Amount	%

Sales	$117,759	100.0%	$101,906	100.0%

Adjusted EBITDA	9,415	8.0%	6,456	6.3%

Segment assets	32,770		33,129

Comparison of the Three Month Periods Ended September 30, 2017 and 2016

Sales in our Specialty Chassis and Vehicles segment were $49.0 million in the third quarter of 2017, compared to $30.8 million in 2016, an increase of $18.2 million or 59.1%. This increase was due to an increase of $14.7 million in sales of motor home chassis driven by higher unit volumes in 2017, a $2.1 million increase in inter-segment sales of fleet vehicles, a $0.8 million increase in sales of aftermarket parts and accessories, and a $0.6 million increase in sales of other specialty vehicles due to higher unit volume in 2017. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the third quarter of 2017 to the third quarter of 2016.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the third quarter of 2017 was $5.1 million, compared to $1.3 million in the same period of 2016, an increase of $3.8 million, or 292.3%, mainly due to the increase in sales volume in 2017.

Comparison of the Nine Month Periods Ended September 30, 2017 and 2016

Sales in our Specialty Chassis and Vehicles segment were $117.8 million in the nine months ended September 30, 2017, compared to $101.9 million in the same period of 2016, an increase of $15.9 million or 15.6%. This increase was due to an $18.0 million increase in sales of motor home chassis driven by higher unit volumes in 2017 and a $1.1 million increase in fleet vehicle inter-segment sales due to higher unit volume in 2017. These increases were partially offset by a $3.0 million decrease in other specialty vehicles driven primarily by a defense order that was fulfilled in 2016 and did not reoccur in 2017 and a $0.3 million decrease in sales of aftermarket parts and accessories. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first nine months of 2017 to the first nine months of 2016.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the nine months ended September 30, 2017 was $9.4 million, compared to $6.5 million in the same period of 2016, an increase of $2.9 million, or 44.6%. $1.9 million of this increase was due to higher unit volumes in 2017, with an additional increase of $2.1 million due to operational improvements in 2017. These increases were partially offset by an increase in warranty related costs in 2017.

Financial Condition

Balance Sheet at September 30, 2017 compared to December 31, 2016

Cash decreased by $10.1 million, or 31.6%, to $21.9 million at September 30, 2017 from $32.0 million at December 31, 2016. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first nine months of 2017.

Accounts receivable increased by $28.3 million, or 43.3%, to $93.7 million at September 30, 2017, compared to $65.4 million at December 31, 2016. The increase is mainly the result of higher sales volume in the latter half of the third quarter of 2017 compared to sales in the latter half of the fourth quarter of 2016.

Inventory increased by $36.2 million, or 61.5%, to $95.1 million at September 30, 2017 compared to $58.9 million at December 31, 2016 mainly due to the addition of Smeal inventory of $25.8 million at September 30, 2017 along with increased production activities in our Fleet and Specialty Vehicles segment.

Property, plant and equipment, net increased by $2.9 million, or 5.5%, to $56.0 million at September 30, 2017 compared to $53.1 million at December 31, 2016 mainly due to the acquisition of Smeal during the year.

Goodwill increased by $11.5 million, or 71.9%, to $27.5 million at September 30, 2017 compared to $16.0 million at December 31, 2016 due to the Smeal acquisition.

Intangible assets increased by $3.2 million, or 50.0%, to $9.6 million at September 30, 2017 compared to $6.4 million at December 31, 2016 due to an increase of $3.9 million from trade-names and certain non-patented technology acquired from Smeal, partially offset by amortization during the period.

Accounts payable increased by $23.7 million or 75.7% to $55.0 million at September 30, 2017 compared to $31.3 million at December 31, 2016. $2.8 million of the increase was due to accounts payable assumed through our acquisition of Smeal, with the remainder of the increase due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued compensation and related taxes decreased by $1.2 million or 9.1% to $12.0 million at September 30, 2017 compared to $13.2 million at December 31, 2016 due to the payout of accrued 2016 incentive compensation in the first quarter offset by accruals established related to 2017 incentive compensation.

Deposits from customers increased by $10.9 million or 67.7% to $27.0 million at September 30, 2017 compared to $16.1 million at December 31, 2016. The increase was due to prepayments of $14.1 million assumed through our acquisition of Smeal, partially offset by more prepayments applied to invoices than received during 2017 at our Emergency Response Vehicles segment.

Other current liabilities and accrued expenses increased by $4.8 million, or 62.3%, to $12.5 million at September 30, 2017 from $7.7 million at December 31, 2016, with $3.0 million of the increase due to liabilities assumed through our acquisition of Smeal, and the remainder due to the timing of accruals for various expenses incurred but not yet invoiced.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $10.1 million to $21.9 million at September 30, 2017, compared to $32.0 million at December 31, 2016. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

For the nine months ended September 30, 2017, we generated $2.1 million of cash from operating activities, which represents an $18.4 million decrease from the $20.5 million of cash that was generated by operations for the nine months ended September 30, 2016. The decrease in cash generated in 2017 results from changes in working capital requirements, particularly accounts receivable, inventory and deposits from customers.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2017. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $32.7 million in investing activities in the first nine months of 2017, a $23.4 million increase compared to the $9.3 million utilized in the first nine months of 2016. This increase is mainly the result of our acquisition of Smeal during the year.

During the remainder of 2017 we expect to make additional cash capital investments of $2.0 million to $3.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We generated $20.4 million of cash through financing activities in the first nine months of 2017, compared to $3.9 million utilized in the first nine months of 2016. This increase is due to the financing of our acquisition of Smeal from our existing $100 million line of credit on January 1, 2017 offset by a $10.0 million payment on this facility in May 2017.

Working Capital

Our working capital was as follows (in thousands):

	September 30, 2017	December 31, 2016	Change

Current assets	$215,089	$162,191	$52,898

Current liabilities	126,289	87,724	38,565

Working capital	$88,800	$74,467	$14,333

The increase in our working capital at September 30, 2017 from December 31, 2016, results from changes in accounts receivable and inventory, which were partially offset by a decrease in cash and increases in accounts payable and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

Debt

On October 31, 2016, we entered into a second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal, and repaid $10.0 million of this borrowing in May 2017. We had no drawings against this credit line as of December 31, 2016. During the quarter ended September 30, 2017, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 7, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 2.75% (or one-month LIBOR plus 1.50%) at September 30, 2017.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At September 30, 2017 and December 31, 2016, we had outstanding letters of credit totaling $0.9 million and $1.6 million related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the line of credit and the term notes detailed above, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $45.5 million at September 30, 2017 and $73.6 million at December 31, 2016, net of borrowings outstanding. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At September 30, 2017, we were in compliance with all debt covenants, and, based on our current outlook for 2017, we expect to be able to meet these financial covenants over the next twelve months.

We had capital lease obligations outstanding of $0.1 million as of September 30, 2017 due and payable over the next five years.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At September 30, 2017 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us approximately $16.4 million based on the closing price of our stock on October 27, 2017. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant.

On October 24, 2017 our Board of Directors declared a cash dividend of $0.05 per share of common stock, payable on December 15, 2017 to shareholders of record on November 15, 2017.

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

Goodwill and Other Indefinite-Lived Intangible Assets – We perform our annual impairment testing for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. At September 30, 2017 we reported goodwill in our Emergency Response Vehicles, Fleet Vehicles and Services, and Specialty Chassis and Vehicles segments. At December 31, 2016, all of our goodwill related to our Fleet Vehicles and Services reportable segment. Our reportable segments were also determined to be the reporting units for goodwill impairment testing at October 1, 2016.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2017, we had $22.9 million of debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 1% in interest rates would increase our interest expense by approximately $0.1 million for the remaining three months of 2017. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2017. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended September 30, 2017, no shares were repurchased under this authorization.

During the quarter ended September 30, 2017 there were 11,100 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	1,719	$8.85	-	1,000,000
August 1 to August 31	9,260	8.90	-	1,000,000
September 1 to September 30	121	9.35	-	1,000,000
Total	11,100	$8.90	-	1,000,000

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

      (a)      Exhibits.  The following documents are filed as exhibits to this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 1, 2017	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document