Form 10-K
period 2017-12-31
SPARTAN MOTORS INC
filed 2018-03-01
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class Common Stock, $.01 Par Value	Name of Each Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	X	Non-accelerated filer	Smaller reporting company	Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	No	X

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter: $295,236,168.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 23, 2018: 35,089,684 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 23, 2018 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, are incorporated by reference in Part III.

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

We are a niche market leader in the engineering and manufacturing of heavy-duty, purpose-built specialty vehicles. Our products include: walk-in vans and truck bodies used in e-commerce/parcel delivery; up-fit equipment used in the mobile retail, and utility trades; fire trucks and fire truck chassis; luxury Class A diesel motor home chassis; military vehicles; and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Bristol, Indiana; Snyder and Neligh, Nebraska; and Delevan, Wisconsin, along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico. We employed 2,327 people across all of our business units and corporate location as of January 31, 2018.

Our vehicles, parts and services are sold to original equipment manufacturers (OEMs), dealers, commercial and individual end users, and municipalities and other governmental entities. In 2017 55.7% of our revenue was derived from original equipment manufacturers, dealers, and end users, while 44.3% was derived from municipalities and other governmental entities. Our product portfolio gives us access to multiple differentiated markets and corresponding customer bases which help to mitigate the impact of business cycles.

In 2015 we began executing against an aggressive turnaround plan targeting a return to profitability within three years. 2017 marks the end of that turnaround phase with our ER business returning to profitability and the beginning of our growth phase. We will continue to work towards maximizing operational efficiency and profitability, and add in a new focus on growing our revenue and market share through a combination of organic growth, acquisitions and entry into new synergistic markets. As illustrated in the charts below, over the past five years our revenue has increased by $237.6 million, a compound annual growth rate (CAGR) of 10.8%, while net income and adjusted EBITDA have grown by $21.9 million and $22.4 million respectively.  Please see the reconciliation of adjusted EBITDA to Net income attributable to Spartan Motors, Inc., below.

Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment up-fit services in our Fleet Vehicles and Services segment, the recent award of a $214 million order from the United States Postal Service, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

We have the ability to carry out our long-term growth plan and obtain optimal financial flexibility by using a combination of cash generated from borrowings, borrowings under our credit facilities as well as internally or externally generated equity capital as sources of expansion capital.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments:  Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles. For certain financial information related to each segment, see Note 16, Business Segments, of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. Revenue by segment is as follows:

Fleet Vehicles and Services Segment

We manufacture fleet vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, mobile retail, and trades and construction industries through our Bristol, Indiana and, beginning in 2018, our Ephrata, Pennsylvania operations. Our fleet vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and also sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment up-fit services, which are marketed and sold under the Spartan Up-fit Services go-to-market brand, through our contract manufacturing operations at St. Louis, Missouri and Saltillo, Mexico. Our Fleet Vehicles and Services segment employed 898 associates at our Bristol, Indiana facility, as of January 31, 2018, of which 121 were contracted employees.

We offer fleet vehicles in class 1 through 6, the largest range of product offerings among our competitors.

Class 1	Class 2	Class 3	Class 4	Class 5	Class 6

In the years ended December 31, 2017, 2016 and 2015, interior equipment up-fitting and aftermarket parts sales represented 17.3%, 25.9% and 14.9% of the Fleet Vehicles and Services segment sales.

Innovation

Our “Solution Experts” employ a customer-centric approach by working with customers through a process of listening and learning, needs assessment, and design innovation through building and implementing solutions custom designed for our customers. Recent innovations implemented by our Solution Experts include innovative and cost saving solutions for the specialty service segment, utility industry, food and beverage delivery, and mobile retail industry, such as safe loading equipment, keyless entry systems, backup camera systems, and refrigeration solutions. Our teams can deliver product customization ranging from out-of-the-box to 100% custom solutions.

Products

Walk-in Vans

Assembled on a “stripped” truck chassis supplied with engine and drive train components, but without a cab, our walk-in vans are used in the parcel delivery, mobile retail and construction trades industries and feature a durable and lightweight aluminum body with a highly modular cargo area accessible from the cab. Our walk-in vans offer low step-in height for easy entry and exit and the best driver visibility in the industry.

Truck Bodies

Our truck bodies are installed on a chassis from a variety of manufacturers that is supplied with a finished cab and are the industry standard for heavy-duty commercial delivery. They feature a highly customizable cargo area for maximum versatility and are manufactured with anti-rust galvanized steel and aluminum. Available with cargo lengths from 10 to 28 feet and interior heights ranging from 72 to 108 inches.

Reach®

The Reach is a smaller, more nimble walk-in van offering up to 35% better fuel economy than traditional walk-in vans. Built on an Isuzu diesel chassis and available in lengths of 12 or 14 feet, the Reach offers a versatile cargo area with integrated logistics tracks allowing for a tailored up-fit through either pre-designed vocational or completely custom packages.

Cutaway

Our cutaway truck bodies are installed on a chassis from a variety of manufacturers that is supplied with a finished cab and are the industry standard for medium-duty commercial delivery. The innovative cab can be designed to fit as many as five crew members and can be configured with a set-back walk-through bulkhead allowing access to the cargo area from the cab. Available with cargo lengths from 10 to 18 feet and interior heights ranging from 72 to 90 inches.

Velocity®

A productive, efficient and ergonomically designed walk-in van designed to make large product/package deliveries easy, with lower entry/exit height and 3-point grab rails at side and rear doors. Economical to operate with a cost of ownership about half that of a traditional walk-in van.

Specialty Up-fit We install specialty interior and exterior up-fit equipment for walk-in vans, truck bodies and passenger vans for added safety, cargo handling efficiency and vocational functionality.

Parts and Accessories We provide a full line of parts and accessories for our walk-in vans and truck bodies.

Marketing

We market our fleet vehicles, including walk-in vans, cutaway vans and truck bodies, under the Aeromaster®, Velocity, Ultimate, Trademaster®, Metromaster®, Utilivan®, Spartan Upfit Services and Reach brand names. We sell our fleet vehicles to leasing companies, national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and Canada. In 2018 we will begin marketing our truck bodies direct to retail customers in select markets. We provide aftermarket support, including parts sales and field service, to all of our fleet vehicle customers through our Customer Service Department located in Bristol, Indiana, which maintains the only online parts resource among the major delivery vehicle manufacturers. Except in limited circumstances, we do not provide financing to dealers, fleet or national accounts. We also maintain multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

Manufacturing

We apply the Spartan Production System of lean manufacturing and continuous improvement to all of our fleet vehicle operations in order to maximize efficiency and reduce costs. We manufacture walk-in vans and truck bodies at our Bristol, Indiana facility and, beginning in 2018, manufacture truck bodies at our Ephrata, Pennsylvania facility. We have dedicated facilities at Kansas City, Missouri and Saltillo, Mexico aligned with our OEM customers for the installation of up-fit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high- and low-skilled tradespeople and assemblers. Our up-fit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Emergency Response Vehicles Segment

We are one of the top three fire truck apparatus and cab-chassis manufacturers in North America, with an emphasis on broad categorical coverage. We engineer and manufacture custom emergency response cabs and chassis and complete apparatus to customer specifications, for use by the fire industry throughout the United States and Canada.

Our Emergency Response Vehicles segment consists of the emergency response cab-chassis and apparatus operations at our Charlotte, Michigan location and the Spartan apparatus operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; Ephrata, Pennsylvania; and Delevan, Wisconsin locations, along with our Spartan-Gimaex joint venture.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. The Emergency Response Vehicles segment employed 953 associates as of January 31, 2018, 2 of which were contracted employees.

Innovation

We communicate with end users to continuously identify innovations and bring the latest technology, safety and functionality to our emergency response cab-chassis and apparatus customers. Over the past few years, we have introduced innovations on our emergency response chassis and apparatus such as: our Spartan Select and S-180 truck programs, designed to provide the custom apparatus that emergency response professionals need with unprecedented order-to-delivery cycle times as short as 180 days; our industry-leading Advanced Protection System, which includes side curtain airbags, crew protecting knee bags, outboard accident sensors, smart restraint systems, heavy duty windshield wipers for increased visibility in all weather conditions, and a 360 degree camera that gives around-the truck visibility; our Advanced Climate Control system, the most advanced HVAC system available in the industry; Mobile Gateway, which  provides an extensive group of connectivity features - even if the communications infrastructure is compromised or down; heated roll down side glass; optimized engine tunnel; and a new fire truck cab interior configuration, which provides additional space and comfort in both the driver and officer positions, improved shoulder harness accessibility, increased interior volume and a 45% reduction in in-cab noise levels when traveling at 45 mph.

Products

Cab & Chassis

Our emergency response chassis consist of the cab, frame and running gear to which the apparatus is fitted. We custom manufacture emergency response chassis to customer specifications through our Spartan USA subsidiary. These specifications vary based on such factors as application, terrain, street configuration and the nature of the community, state or country in which the fire truck will be utilized. We have three fire truck chassis models within this product line: the Gladiator; Metro Star; and Metro Star X.

Pumpers

Our pumpers are custom manufactured to customer specifications on Spartan chassis and are available as side, top or rear mount utilizing stainless steel or aluminum bodies with highly customizable storage configurations.

Aerials

We engineer, manufacture and market aerial ladder components for fire trucks under the Spartan, Smeal and Ladder Tower brands. Our aerial products are produced through our Spartan USA operations in Snyder, Nebraska and Ephrata, Pennsylvania, which have developed a full line of aerial products.

Rescues

Our rescues are optimized to carry the crew and the right equipment. Custom designs and configurations, include walk-in and walk-around to deliver the ultimate accessibility and storage capacity.

Tankers

Our tankers feature a full-size pump with multiple valve options to fit individual departments’ needs, backed by a vast onboard water tank that can respond to structural operations and serve as a mobile water supply source.

Parts and Accessories We provide a full line of parts and accessories which are distributed by our dealer channel, and available factory direct.

Service

Spartan and its go-to-market brands provide factory service and authorized service across a network of nearly 300 service centers in North America. In addition to routine maintenance, body, aerial, pump, drivetrain, and chassis repair, Spartan and its brands offer departments without the budget for new apparatus the opportunity to refurbish their existing unit or fleet.

Marketing

We market our custom emergency response cab-chassis and apparatus through a network of dealers throughout the U.S. and Canada, as well as select markets in South America and Asia, under the Spartan, Smeal, Ladder Tower and UST brands. Our dealer organizations establish close working relationships with municipal fire departments. These personal contacts focus on the quality of the group’s specialty products and allow us to keep customers updated on new and improved product lines and end users’ needs. We provide aftermarket support, including parts sales, directly through our refurbishment centers located throughout the United States and through our dealer network.

In 2017 and consistent with prior years, we were one of the largest participants of the Fire Department Instructors Conference, the largest fire and safety industry trade show in North America. We also participate in other trade shows throughout the year. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and fire departments that use the finished products. Engineers from our advanced product development team attend these trade shows, and along with communication with our dealer network, work to provide the innovation, functionality and quality that fire departments need.

Manufacturing

We apply the Spartan Production System of lean manufacturing and continuous improvement to bring world class efficiency, productivity and quality to our chassis and apparatus operations. We manufacture our emergency response cab-chassis and apparatus at our Charlotte, Michigan; Brandon, South Dakota; Snyder, Nebraska; and Ephrata Pennsylvania locations. Emergency response cab-chassis are manufactured at our Charlotte, Michigan facility, while our apparatus and aerial ladders are manufactured at our Brandon, South Dakota; Snyder, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations. We are able to match the manufacturing capabilities of our various locations with the demands of the specific products in order to maximize efficiency. Due to the custom nature of our products, our manufacturing processes utilize skilled workers working on non-automated assembly lines. Our chassis and apparatus are generally manufactured to customer specifications in response to orders received. We also manufacture a limited number of chassis and apparatus for use as demonstration vehicles or to be sold from stock.

Specialty Chassis and Vehicles Segment

Our Specialty Chassis and Vehicles segment operates out of our Charlotte, Michigan facility where we engineer and manufacture luxury Class A diesel motor home chassis, manufacture our Reach walk-in van, provide contract assembly of defense vehicles and other specialty chassis, and distribute related aftermarket parts and accessories. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and accessories. The Specialty Chassis and Vehicles segment employed 461 associates (all in Charlotte, Michigan) as of January 31, 2018, of which 99 were contracted employees.

Innovation

We promote effective communication through trade shows and motor home rallies with a wide variety of motor home owners to identify needs and bring our customers the latest technology and highest quality in our motor home and specialty chassis. Over the past few years, we have introduced innovations on our motor home chassis, including: custom tuned suspensions, independent front suspension, and passive steer tag axle that greatly improve ride, handling and maneuverability; adaptive cruise control, collision mitigation, electronic stability control and lane departure warning to improve safety; and automatic air leveling that adds convenience and functionality to top line motor homes.

Products

Motor home chassis

We custom manufacture diesel chassis for luxury Class A motor homes to the individual specifications of our motor home OEM customers through our Spartan USA subsidiary. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower, and electrical needs of the motor home bodies to be attached to the Spartan chassis. Our motor home chassis feature diesel engines of 360 to 605 horsepower and are used in motor homes ranging from 37 to 45 feet. Our motor home chassis are separated into four models: the K1, K2, K3, and K4 series chassis.

Isuzu N-gas and F-series

We provide final assembly services for Isuzu N-gas and F-series chassis for the North American market. These class 3 and class 5 chassis are utilized in a variety of final configurations for light duty freight hauling and industrial uses. We have a low-cost structure and a highly skilled team of assembly workers, which, along with a dedication to lean manufacturing and continuous improvement allow us to deliver superior value in contract manufacturing.

Defense and Specialty chassis and vehicles

We partner with a variety of OEM customers to provide chassis and complete vehicle assembly for military vehicles, drill rigs, shuttle bus chassis and other specialty chassis and vehicles.

Parts and Accessories

We provide a full line of parts and accessories for our motor home, defense and specialty chassis as well as maintenance and repair services for our motor home and specialty chassis.

Marketing

We sell our Class A diesel motor home chassis to OEM manufacturers for use in construction of premium motor homes. We actively participate in a variety of trade shows and motor home rallies that promote our products and aftermarket parts and services in addition to providing an opportunity to communicate with our end customers to showcase Spartan’s latest innovations and identify needs and opportunities for continuous improvement of our chassis.

Manufacturing

Our motor home chassis and specialty manufacturing operations benefit from the Spartan Production System of lean manufacturing and continuous improvement to bring efficiency and cost reduction throughout our Specialty Chassis and Vehicles segment. We manufacture motor home chassis, drill rigs, military vehicles and specialty bus chassis on non-automated assembly lines at our Charlotte, Michigan facility. We assemble Isuzu N-gas and F-series chassis on high-volume assembly lines at our Charlotte, Michigan location that utilize a variety of state of the art automation and testing equipment.

Recent Acquisition

On January 1, 2017, we acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co., resulting in the addition of $124.7 million of revenue in 2017. When used in this Annual Report on Form 10-K, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania and is operated as part of our Emergency Response Vehicles segment. Our acquisition of Smeal resulted in the expansion of our product portfolio and, with the addition of the Smeal dealer network, an expansion of our geographic reach across 44 states and 13 Canadian provinces and territories. The acquisition strengthened our emergency response vehicle product line with the addition of market leading aerial designs and three manufacturing locations that will allow us to align our product portfolio with location specific manufacturing expertise to further increase efficiency and accelerate our Emergency Response Vehicles segment’s return to profitability.

Our strategy is to accelerate our growth by expanding into additional products and markets through opportunistic, strategic acquisitions. We believe that we have the management expertise, balance sheet strength and capital availability to enable continued growth through both organic expansion and an aggressive acquisition strategy.

Competition

The principal methods we use to build competitive advantages include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. We employ a solutions-based approach to offer specialized products tailored to customer needs across the spectrum of our products. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Our competition in the fleet vehicle market ranges from one large manufacturer in the walk-in van market to a number of smaller manufacturers in the truck body and equipment up-fit markets. Our direct competitors in the emergency vehicle apparatus market are principally larger manufacturers that compete throughout the North American market and often have a strong international presence. Certain competitors are vertically integrated and manufacture their own emergency response chassis and/or apparatus, although they generally do not sell their chassis to outside customers (other OEMs). Our competitors in the specialty vehicle market are principally large multi-product line manufacturers of specialty and heavy-duty vehicles.

Suppliers

We are dedicated to establishing long-term and mutually beneficial relationships with our suppliers. Through these relationships, we benefit from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions and lower total costs of doing business. Our accelerating growth and company-wide supply chain management initiatives allow us to benefit from economies of scale and maximize to focus on a common vision.

The single largest commodity directly utilized in production is aluminum, which we purchase under purchase agreements based on forecasted production requirements. To a lesser extent we are dependent upon suppliers of lumber, fiberglass and steel for our manufacturing. We have initiated long-term supplier agreements and are consolidating suppliers where beneficial to gain pricing advantages. There are several readily available sources for the majority of these raw materials. However, we are heavily dependent on specific component part products from a few single source vendors. We maintain a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. We normally do not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules. Material and component cost increases are passed on to our customers whenever possible. However, there can be no assurance that there will not be any supply issues over the long-term.

In the assembly of our fleet vehicles, we use chassis supplied by third parties, and generally do not purchase these chassis for inventory. For this market, we typically accept shipment of truck chassis owned by dealers or end users, for the purpose of installing and/or manufacturing our specialized commercial vehicles on such chassis, but from time to time we do purchase chassis for use in fulfilling certain customer orders.

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering team of nearly 200 technical professionals is looking past “current practices” and “best practices” to deliver “next practices” for our customers and shareholders. Our engineering group is organized as a unified team serving one goal throughout the company, to deliver world class products and manufacturing processes regardless of product line or location, a concept that we refer to as “One Spartan Engineering”. The team balances the synergies of One Spartan Engineering with fully integrated teams dedicated to product line specialization. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $6.5 million, $6.8 million and $4.6 million on research and development in 2017, 2016 and 2015, respectively.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to the life of the product, following the date of sale. With the use of validation testing, predictive analysis tools and engineering and design standards, we strive to continuously improve product quality and durability, and reduce our exposure to warranty claims. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see Note 10, Commitments and Contingent Liabilities, of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 27 United States patents (provisional and regular), which include rights to the design and structure of chassis and certain peripheral equipment, and have 14 pending patent applications in the United States. The existing patents will expire on various dates from 2018 through 2033 and all are subject to payment of required maintenance fees. We also own 33 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various international trademark registrations and pending applications.

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

Joint Venture

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

Associates

We employed 2,327 associates as of January 31, 2018, substantially all of which are full-time, including 222 contracted associates. Management considers its relations with associates to be positive. Our production processes at our non-unionized facilities employ a combination of high- and low-skilled tradespeople and assemblers involved in body, electrical, mechanical, paint, and assembly operations.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2017 accounted for 38.8% of our revenue. Sales to customers that individually exceeded 10% of our consolidated revenue for 2016 and 2015 are detailed in the chart below. In 2017 no customer individually exceeded 10% of our consolidated revenue.

Year	Customer	Sales ($ millions)	Percentage of consolidated revenue	Segment
2016	Jayco, Inc.	$71.0	12.0%	Specialty Chassis and Vehicles
2015	Jayco, Inc.	$78.8	14.3%	Specialty Chassis and Vehicles

We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $81.2 million, $31.7 million and $40.1 million for the years ended December 31, 2017, 2016 and 2015, respectively, or 11.5%, 5.4% and 7.3%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2017	December 31, 2016	Increase/(decrease)
Fleet Vehicles and Services	$267,698	$89,549	$178,149
Emergency Response Vehicles	233,583	139,870	93,713
Specialty Chassis and Vehicles	33,806	20,037	13,769
Total consolidated	$535,087	$249,456	$285,631

The increase in Fleet Vehicles and Services backlog was driven by a $214.3 million contract received in September, 2017 to supply delivery vehicles, which will be fulfilled through 2019. The increase in our Emergency Response Vehicles backlog was driven by the Smeal acquisition, which added $84.4 million to our backlog at December 31, 2017. The increase in Specialty Chassis and Vehicles backlog was driven by an increase in orders for motor home chassis as a result of new model introductions in 2017.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Non-GAAP Financial Measure

This report contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this report such items include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, expenses related to product recall campaigns, non-cash charges related to the impairment of assets, expenses related to a recent business acquisition, the impact of the step-up in inventory value associated with the recent business acquisition, and the impact of the business acquisition on the timing of chassis revenue recognition.

We present the non-GAAP measure adjusted EBITDA because we consider them it be an important supplemental measure of our performance. The presentation of adjusted EBITDA enables investors to better understand our operations by removing items that we believe are not representative of our continuing operations and may distort our longer term operating trends. We believe this measure to be useful to improve the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not indicative of our continuing operating performance. We believe that presenting this non-GAAP measure is useful to investors because it permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance. We believe that the presentation of this non-GAAP measure, when considered together with the corresponding GAAP financial measures and the reconciliations to that measure, provides investors with additional understanding of the factors and trends affecting our business than could be obtained in the absence of this disclosure.

Our management uses adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual and long-term incentive compensation for our management team.

The following table reconciles Net income attributable to Spartan Motors, Inc. to Adjusted EBITDA for the periods indicated.

	2017	2016	2015	2014	2013
Net Income (loss) attributable to Spartan Motors, Inc.	$15,935	$8,610	$(16,972)	$1,173	$(5,971)
Interest expense	864	410	365	341	311
Income tax	90	100	4,880	(2,103)	(1,881)
Depreciation & Amortization	9,937	7,903	7,437	8,378	9,238
EBITDA	26,826	17,023	(4,290)	7,789	1,697
Restructuring charges	1,252	1,095	2,855	2,157	-
Impact of intercompany chassis sales to Smeal	2,073	-	-	-	-
Acquisition related expenses	1,354	882	-	-	-
Impact of inventory fair value step-up	189	-	-	-	-
Product recall expenses	(368)	3,457	8,600	-	1,979
Contingent consideration	-	-	-	742	21
Asset impairment	-	406	2,234	-	5,198
NHTSA settlement	-	-	2,269	-	-
Joint venture expenses	1	7	508	144	(2)
Adjusted EBITDA	$31,327	$22,870	$12,176	$10,832	$8,893

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

In 2017, local and municipal governments were the end customer for 42% of our revenue, including custom fire truck chassis, fire truck bodies, aerial ladders and other fire truck related apparatus.  These markets are heavily impacted by municipal capital spending budgets, which may be impacted by fluctuating municipal tax revenues.  These budgetary constraints may have a significant adverse effect on the overall fire and emergency vehicle market and/or cause a shift in the fire and emergency vehicle market away from highly customized products toward commercially produced vehicles.  These changes could result in weakened demand for our products, which may have an adverse impact on our net sales, financial condition, profitability and/or cash flows.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products.  Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers.  The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes.  This leverage may lead to increased costs to us or decreased margins.  Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition.  There were no customers that accounted for 10 percent or greater of consolidated sales in 2017.

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

We are in the process of implementing a new enterprise resource planning (ERP) system.  The ERP system was implemented at our first location in 2017, with the remaining locations expected to be implemented throughout 2018 to 2020.  This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business.  Should the system not be implemented successfully, we may incur impairment charges that could materially impact our financial results.  If the system does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

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

In 2017, 2016 and 2015 we derived 11.5%, 5.4% and 7.3% of our revenue from sales to, or related to, end customers outside the United States.  We expect that international sales will continue to account for a meaningful amount of our total revenue, especially in our emergency response vehicles segment.  Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

The following table sets forth information concerning the properties we own or lease. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. In 2017, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Bristol, Indiana	417,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	110,000	Owned	Fleet Vehicles and Services
Kansas City, Missouri	60,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	181,000	Owned	Specialty Chassis and Vehicles
Charlotte, Michigan	156,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Delavan, Wisconsin	39,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	45,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	41,400	Leased	Emergency Response Vehicles
Neligh, Nebraska	42,300	Owned	Emergency Response Vehicles
Snyder, Nebraska	224,000	Owned	Emergency Response Vehicles
	1,360,700

Warehousing
Bristol, Indiana	35,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	25,000	Owned	Fleet Vehicles and Services
Charlotte, Michigan	74,000	Owned	Specialty Chassis and Vehicles
Charlotte, Michigan	11,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	10,200	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	4,500	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	1,600	Leased	Emergency Response Vehicles
Neligh, Nebraska	6,200	Owned	Emergency Response Vehicles
Snyder, Nebraska	70,500	Owned	Emergency Response Vehicles
	239,000

Research and Development
Bristol, Indiana	3,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	12,000	Owned	Emergency Response/Specialty Chassis and Vehicles
	15,000

Service Area/Inspection
Charlotte, Michigan	53,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	6,800	Leased	Emergency Response Vehicles
	66,800

Offices
Corporate Offices – Charlotte, Michigan	12,000	Owned	Not Applicable
Bristol, Indiana	36,000	Leased	Fleet Vehicles and Services
Kansas City, Missouri	3,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	127,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Delavan, Wisconsin	4,800	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	12,500	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	8,000	Leased	Emergency Response Vehicles
Neligh, Nebraska	1,900	Owned	Emergency Response Vehicles
Snyder, Nebraska	19,700	Owned	Emergency Response Vehicles
	234,900

Unutilized
Charlotte, Michigan	84,000	Owned	Not Applicable

Total square footage	2,000,400

Item 3.	Legal Proceedings.

At December 31, 2017, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SPAR.”

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2017:
Fourth Quarter	$18.10	$11.10
Third Quarter	11.25	8.50
Second Quarter	9.28	7.45
First Quarter	9.40	6.45

Year Ended December 31, 2016:
Fourth Quarter	$10.50	$7.20
Third Quarter	9.95	6.16
Second Quarter	6.50	3.95
First Quarter	4.12	2.61

We paid dividends on our outstanding common shares in 2017, 2016 and 2015 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)
Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	$0.05	$1,753

May 2, 2017	May 15, 2017	June 15, 2017	0.05	1,755

Nov. 2, 2016	Nov. 15, 2016	Dec. 15, 2016	0.05	1,720

April 28, 2016	May 19, 2016	June 23, 2016	0.05	1,724

Oct. 26, 2015	Nov. 12, 2015	Dec. 17, 2015	0.05	1,713

May 8, 2015	May 21, 2015	June 25, 2015	0.05	1,713

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 23, 2018 was 333. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and a company-selected peer group for the period beginning on December 31, 2012 and ending on the last day of 2017. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index, and the company-selected peer group on December 31, 2012, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2012 to December 31, 2017, is not necessarily indicative of future results.

The company-selected peer group was determined based on a custom peer group of companies in the specialty manufacturing and automotive industries, against whom we compete for sales or management talent, which was identified for the purpose of benchmarking officer salaries in 2014. The peer group includes: LCI Industries, Inc. (formerly, Drew Industries, Inc.); Standard Motor Products, Inc.; Winnebago Industries, Inc.; Federal Signal Corp.; Methode Electronics, Inc.; Shiloh Industries, Inc.; Commercial Vehicle Group, Inc.; Altra Industrial Motion Corp.; Alamo Group, Inc.; ESCO Technologies, Inc.; Miller Industries, Inc.; and Twin Disc, Inc.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Spartan Motors, Inc.	$100.00	$138.46	$110.74	$67.00	$202.21	$347.38
NASDAQ Stock Market	$100.00	$140.10	$160.32	$171.53	$186.63	$202.36
Peer Group	$100.00	$162.79	$157.35	$151.75	$222.37	$274.90

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

On April 28, 2016, our Board of Directors terminated the 2011 repurchase authorization effective June 30, 2016, and authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At December 31, 2017 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us $15.2 million based on the closing price of our stock on February 23, 2018. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2017 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2017 to Oct. 31, 2017	-	$-	-	1,000,000
Nov. 1, 2017 to Nov. 30, 2017	-	-	-	1,000,000
Dec. 1, 2017 to Dec. 31, 2017	-	-	-	1,000,000
Total	-	$-	-	1,000,000

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2017 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2017 (1)	2016	2015	2014	2013

Sales	$707,098	$590,777	$550,414	$506,764	$469,538
Cost of products sold (2)	617,655	518,113	502,783	450,702	424,312
Restructuring charges	208	136	519	808	-
Gross profit	89,235	72,528	47,112	55,254	45,226

Operating expenses:
Research and development	6,523	6,772	4,560	3,851	3,074
Selling, general and administrative	65,497	56,172	52,695	51,205	45,496
Goodwill impairment	-	-	-	-	4,854
Restructuring charges	1,044	959	2,336	1,349	-
Operating income (loss)	16,171	8,625	(12,479)	(1,151)	(8,198)

Other income (expense), net	(147)	78	(121)	77	348
Income (loss) before taxes	16,024	8,703	(12,600)	(1,074)	(7,850)
Income tax expense (benefit) (3)	90	100	4,880	(2,103)	(1,881)
Net earnings (loss)	15,934	8,603	(17,480)	1,029	(5,969)
Less: Net earnings (loss) attributable to non-controlling interest	(1)	(7)	(508)	(144)	2

Net earnings (loss) attributable to Spartan Motors, Inc.	$15,935	$8,610	$(16,972)	$1,173	$(5,971)

Basic earnings (loss) per share	$0.46	$0.25	$(0.50)	$0.03	$(0.18)

Diluted earnings (loss) per share	$0.46	$0.25	$(0.50)	$0.03	$(0.18)

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Basic weighted average common shares outstanding	34,949	34,405	33,826	34,251	33,550
Diluted weighted average common shares outstanding	34,949	34,405	33,826	34,256	33,550
Balance Sheet Data:
Net working capital (4)	$89,055	$74,467	$82,764	$92,832	$93,839
Total assets (4)	301,164	243,294	228,151	236,807	250,073
Long-term debt, including current portion	17,989	139	5,187	5,261	5,340
Shareholders’ equity	168,269	152,952	148,491	168,618	171,551

(1)

On January 1, 2017, we acquired Smeal. Smeal has been included in our consolidated results of operations starting on the acquisition date. See Note 2, “Acquisition Activities” in Item 8, “Financial Statements and Supplementary Data" in this Annual Report for further discussion.

(2)

Beginning in 2015, certain engineering costs related to routine product changes that were formerly classified within Research and development have been classified within Cost of products sold to more consistently align the results of our individual business units. Expenses of $7,825 for 2014 and $7,837 for 2013 have been reclassified accordingly.

(3)

See Note 8, "Taxes on Income" in Item 8, "Financial Statements and Supplementary Data" in this Annual Report for a discussion of material items impacting the 2017, 2016 and 2015 income tax provisions.’’

(4)

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

We are a leading, niche market engineer and manufacturer in the heavy-duty, purpose-built specialty vehicles market. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Bristol, Indiana along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico.

On January 1, 2017, Spartan USA acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. When used in this Annual Report on Form 10-K, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania and is operated as part of our Emergency Response Vehicles segment.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names.  Our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, U.S. Tanker and Ladder Tower brand names. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K.

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

Executive Overview

●	Revenue of $707.1 million in 2017, compared to $590.8 million in 2016.
●	Gross Margin of 12.6% in 2017, compared to 12.3% in 2016.
●	Operating expense of $73.1 million, or 10.3% of sales in 2017, compared to $63.9 million or 10.8% of sales in 2016.
●	Operating income of $16.2 million in 2017, compared to $8.6 million in 2016.
●	Income tax expense of $0.1 million in 2017, flat with 2016.
●	Net income of $15.9 million in 2017, compared to $8.6 million in 2016.
●	Earnings per share of $0.46 in 2017, compared to $0.25 in 2016.
●	Operating cash flow of $22.0 million in 2017, compared to $23.3 million in 2016.
●	Order backlog of $535.1 million at December 31, 2017, compared to $249.5 million at December 31, 2016.

The following table shows our sales by market for the years ended December 31, 2017, 2016 and 2015 as a percentage of total sales:

	2017	2016	2015
Fleet vehicles	35.5%	47.1%	41.4%
Motor home chassis	17.6%	16.6%	18.8%
Other vehicles	2.6%	2.6%	1.7%
Total business/consumer	55.7%	66.3%	61.9%
Emergency response vehicles	41.5%	29.7%	34.0%
Defense vehicles	0.0%	1.0%	0.7%
Aftermarket parts and accessories	2.8%	3.0%	3.4%
Total government	44.3%	33.7%	38.1%

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

●	Our acquisition of Smeal, completed in January 2017 which brings significant scale to our Emergency Response Vehicles segment, expands the geographic reach of our dealer network and adds complementary products to our existing emergency response product portfolio.

●

Our expansion into the equipment up-fit market for vehicles used in the parcel delivery, trades and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

●	Our expanding geographical footprint. With the acquisition of Smeal we acquired new locations that will allow us to maximize manufacturing efficiency across product lines and geographical areas.

●	Our Spartan Select and 180 truck programs, designed to provide the custom apparatus that emergency response professionals need with unprecedented order-to-delivery cycle times as short as 180 days.

●	The introduction of the Velocity, a new delivery vehicle design that combines the productivity of a walk-in van for multi-stop deliveries with the superior fuel economy of the Ford Transit chassis.

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

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2017	2016	2015
Sales	100.0	100.0	100.0
Cost of products sold	87.4	87.7	91.4
Gross profit	12.6	12.3	8.6
Operating expenses:
Research and development	0.9	1.1	0.8
Selling, general and administrative	9.4	9.7	10.0
Operating income (loss)	2.3	1.5	(2.3)
Other income, net	-	-	-
Income (loss) before taxes on income	2.3	1.5	(2.3)
Income tax expense (benefit)	-	-	0.9
Net earnings (loss)	2.3	1.5	(3.2)
Non-controlling interest	-	-	(0.1)

Net earnings (loss) attributable to Spartan Motors, Inc.	2.3	1.5	(3.1)

Year Ended December 31, 2017 compared to Year Ended December 31, 2016

Revenue

Consolidated sales for the year ended December 31, 2017 increased by $116.3 million, or 19.7% to $707.1 million from $590.8 million in 2016, driven by our acquisition of Smeal on January 1, 2017. Revenue in our Emergency Response Vehicles segment increased by $119.9 million, mainly due to our acquisition of Smeal. Revenue in our Fleet Vehicles and Services segment decreased by $27.3 million, mainly due to a reduction in equipment up-fit orders received in 2017, while revenue in our Specialty Chassis and Vehicles segment increased by $24.0 million driven by strong shipments of motor home chassis. These changes in revenue are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold increased by $99.7 million, or 19.2%, to $617.9 million for the year ended December 31, 2017 from $518.2 million in 2016, primarily due to increased sales volume in 2017 driven by our acquisition of Smeal on January 1, 2017.

Gross Profit

Gross profit increased by $16.7 million, or 23.0%, to $89.2 million in 2017 from $72.5 million in 2016. Savings from increased operational efficiency in 2017 contributed $13.8 million to the increase, while the Smeal acquisition and higher overall non-Smeal sales volume contributed $7.1 million and $3.0 million, respectively, to the increase. Lower recall and warranty related charges in 2017 contributed $5.4 million to the increase while pricing adjustments impacting 2017 sales contributed $1.5 million to the increase. These increases were partially offset by a reduction in gross profit of $14.1 million due to a less favorable overall product mix in 2017 compared to 2016.

Gross Margin

Gross margin increased by 30 basis points to 12.6% in 2017 from 12.3% in 2016. Operational efficiency added 170 basis points to gross margin in 2017, while reduction of recall and warranty expense added 70 basis points and pricing adjustments added 20 basis points. These increases were largely offset by a 200 basis point decrease due to the unfavorable product mix in 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2017 increased by $9.2 million, or 14.4%, to $73.1 million from $63.9 million in 2016. Research and development expense decreased by $0.3 million in 2017, due to lower engineering project spending, mainly related to our discontinuation from the bidding process for the USPS next generation vehicle. Selling, general and administrative expense increased by $9.3 million, to $65.5 million in 2017 from $56.2 million in 2016. $6.0 million of this increase was due our acquisition of Smeal on January 1, 2017, while $3.0 million was due to an increase in legal and professional fees, largely related to acquisition activities, and $0.3 million was due to an increase in information technology related spending. Restructuring charges recorded in 2017 were relatively flat with 2016, as we continued with various operational improvement projects.

Income Tax Expense

Income tax expense for the year ended December 31, 2017 was flat with the prior year at $0.1 million. Our effective tax rate in 2017 was 0.6%, compared to 1.1% in 2016.

In 2017 higher income before taxes caused a $2.7 million increase to federal income taxes at the statutory rate as compared to 2016. This increase to current income tax expense was favorably offset by three items that had not occurred in 2016: a $1.0 million benefit from the write-off of the tax basis of stock owned by the Company in an inactive, wholly-owned subsidiary that had been deemed worthless; $0.5 million adjustment related to the domestic manufacturing deduction; and a $0.4 million credit from the adoption in 2017 of new accounting guidance regarding the treatment of tax windfalls caused by the vesting of certain stock compensation.

The write-off of the worthless stock in the inactive subsidiary caused us to forfeit certain state credit and net operating loss carry-forwards recorded in our deferred tax assets at $3.0 million, which were written off to deferred income tax expense. These carry-forwards had been fully offset by a valuation allowance, which was consequently reduced by $3.0 million. During 2017 we had determined that it was more likely than not that the benefit from our deferred tax assets would be realizable, and recorded an additional $6.5 million reduction to our valuation allowance. Therefore, in 2017 we reduced our valuation allowance by $9.5 million in total, $6.6 million greater than the reduction recorded in 2016. Partially offsetting that reduction was a $3.0 million decrease to the deferred tax assets due to the reduction in the federal corporate income tax rate from 35% to 21%. This rate reduction was a component of the Tax Cuts and Jobs Act of 2017, enacted on December 22, 2017 and effective January 1, 2018. The re-measurement of our deferred tax assets to the new rate was recorded in accordance with current accounting guidance as deferred income tax expense.

Net Earnings

Net earnings for the year ended December 31, 2017 increased by $7.3 million, or 84.9%, to $15.9 million compared to $8.6 million in 2016. Driving this increase were the increase in gross profit of $16.7 million, which was partially offset by the $9.2 million increase in operating expenses as discussed above.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the portion of the after-tax loss related to the Spartan-Gimaex joint venture that is attributable to our joint venture partner, and was immaterial for the years ended December 31, 2017 and 2016.

Net Earnings Attributable to Spartan Motors, Inc.

Net earnings attributable to Spartan Motors, Inc. for the year ended December 31, 2017 increased by $7.3 million to $15.9 million compared to $8.6 million in 2016. Driving this increase were the increases in gross profit of $16.7 million, which was partially offset by the $9.2 million increase in operating expenses as discussed above. On a per share basis, net earnings increased by $0.21 to $0.46 per share in 2017 compared to $0.25 per share in 2016, due to the factors discussed above.

Year Ended December 31, 2016 compared to Year Ended December 31, 2015

Revenue

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

Operating Expenses

Operating expenses for the year ended December 31, 2016 increased by $4.3 million, or 7.2%, to $63.9 million from $59.6 million in 2015. Research and development expense increased by $2.2 million in 2016, with approximately equal amounts due to charges incurred for testing related to product recalls in our Emergency Response Vehicles segment, new vehicle development expenses incurred in our Fleet Vehicles and Services segment, and increased engineering management and administrative costs experienced in 2016. Selling, general and administrative expense increased by $3.5 million in 2016 compared to 2015. This increase was due to a $4.4 million increase in incentive compensation in 2016 based on company performance, along with $0.8 million of costs related to the Smeal acquisition that closed on January 1, 2017 and a $0.5 million increase in legal fees in 2016. These increases were partially offset by charges of $1.2 million for asset impairments and $1.0 million for a NHTSA penalty recorded in 2015 that did not recur in 2016. Restructuring charges recorded in 2016 were $1.4 million lower than those recorded in 2015 as the activities related to our Emergency Response Vehicles segment restructuring initiated in 2015 wound down.

Income Tax Expense

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

Net Earnings

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

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the portion of the after-tax loss related to the Spartan-Gimaex joint venture that is attributable to our joint venture partner. Net loss attributable to non-controlling interest decreased by $0.5 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to charges recorded in 2015 related to the wind-down of the joint venture that did not reoccur in 2016.

Net Earnings Attributable to Spartan Motors, Inc.

Net earnings attributable to Spartan Motors, Inc. for the year ended December 31, 2016 increased by $25.6 million to income of $8.6 million compared to a loss of $17.0 million in 2015. On a per share basis, net earnings increased by $0.75 to income of $0.25 per share in 2016 compared to a loss of $0.50 per share in 2015, due to the factors discussed above.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles. As a result of a realignment of our operating segments completed during the second quarter of 2017, certain fleet vehicles are now manufactured by our Specialty Chassis and Vehicles segment and sold via intercompany transactions to our Fleet Vehicles and Services segment, which then sells the vehicles to the final customer. Segment results from prior periods are shown reflecting the estimated impact of this realignment as if it had been in place for those periods.

As a result of a realignment of our operating segments completed during the second quarter of 2016, aftermarket parts and accessories related to emergency response vehicles, which were formerly reported under the Specialty Chassis and Vehicles segment, are now included in the Emergency Response Vehicles segment. Segment results from 2015 are shown reflecting the change.

Beginning in 2017, we evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted by other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition, the impact of fair value adjustments to inventory acquired from Smeal, and the impact on the timing of the recognition of gross profit for our chassis that are utilized by our recently acquired Smeal operations. We exclude these items from earnings in our Adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2017 annual meeting of shareholders, which proxy statement was filed with the SEC on April 13, 2017.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and the production of commercial truck bodies, and distributes related aftermarket parts and accessories.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and apparatus.

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

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2017		2016			2015
	Amount	Percentage	Amount	Percentage		Amount	Percentage

Sales	$251,095	100.0%	$278,389	100.0%		$227,683	100.0%
Adjusted EBITDA	$26,958	10.7%	$31,237	11.2.	%	$17,569	7.7%
Segment assets	$60,550		$65,277			$70,491

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales in our Fleet Vehicles and Services segment decreased by $27.3 million, or 9.8%, to $251.1 million in 2017 from $278.4 million in 2016. $28.7 million of the decrease was due to lower equipment up-fit sales, driven by an order from 2016 that did not extend into 2017, partially offset by a more favorable mix of vehicle sales driven by a change in our truck body sales strategy. International sales accounted for 5.1% of revenue in our Fleet Vehicles and Services segment in 2017.

Adjusted EBITDA for our Fleet Vehicles and Services segment was $27.0 million for the year ended December 31, 2017, a decrease of $4.2 million compared to $31.2 million for the year ended December 31, 2016. $12.1 million of this decrease was due to lower parts and up-fit sales in 2017, which was partially offset by an increase in operational efficiency related to vehicle production. [JW1]

Order backlog for our Fleet Vehicles and Services segment increased by $178.2 million, or 198.9%, to $267.7 million in 2017 compared to $89.5 million in 2016, mainly due to the award of a $214 million contract to supply truck bodies to the United States Postal Service we received in September, 2017 which was partially offset by an $35.9 million decrease in the backlog for other fleet vehicles.

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

Adjusted EBITDA for our Fleet Vehicles and Services segment was $31.2 million for the year ended December 31, 2016, an increase of $13.6 million compared to $17.6 million for the year ended December 31, 2015, driven by an increase in parts and equipment up-fit sales in 2016.

Order backlog for our Fleet Vehicles and Services segment decreased by $6.6 million, or 6.8%, to $89.5 million in 2016 compared to $96.1 million in 2015, driven by a $25.5 million decrease in equipment up-fit orders, which was partially offset by an $18.9 million increase in vehicle backlog. In January 2017, we received $37.0 million in new orders for our Fleet Vehicles and Services segment, a 21.9% increase from January 2016.

Emergency Response Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$302,850	100.0%	$182,981	100.0%	$193,220	100.0%
Adjusted EBITDA	$3,192	1.1%	$(7,542)	(4.1%)	$(8,689)	(4.5%)
Segment assets	$133,546		$77,887		$76,030

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales in our Emergency Response Vehicles segment increased by $119.9 million, or 65.5%, from 2016 to 2017 driven by the acquisition of Smeal in January of 2017, along with a $2.0 million increase due to pricing changes in 2017. These increases were partially offset by a $5.2 million decrease due to lower volume outside of the Smeal acquisition and a $1.6 million decrease due to the product mix sold in 2017. International sales accounted for 22.4% of revenue in our Emergency Response Vehicles segment in 2017.

Adjusted EBITDA for our Emergency Response Vehicles segment was $3.2 million for the year ended December 31, 2017, an increase of $10.7 million compared to $(7.5) million for the year ended December 31, 2016. The acquisition of Smeal added $3.3 million while volume and operational productivity improvements added $3.5 million to the increase in adjusted EBITDA, respectively. Pricing changes impacting 2017 revenue added $2.0 million, while lower warranty related costs added $1.9 million to the increase in adjusted EBITDA.

Order backlog for our Emergency Response Vehicles segment increased by $93.7 million or 67.0% to $233.6 million at December 31, 2017 compared to $139.9 million in 2016, driven by the acquisition of Smeal in January of 2017.

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

Adjusted EBITDA for our Emergency Response Vehicles segment was $(7.5) million for the year ended December 31, 2016, an increase of $1.2 million compared to $(8.7) million for the year ended December 31, 2015, mainly due to reduced selling expense in 2016 resulting from headcount reductions.

Order backlog for our Emergency Response Vehicles segment decreased by $16.4 million or 10.5% to $139.9 million at December 31, 2016 compared to $156.3 million in 2015, driven by a more selective bid process established in 2016 as part of our turnaround strategy.

Specialty Chassis and Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$158,810	100.0%	$134,754	100.0%	$132,507	100.0%
Adjusted EBITDA	$14,058	8.9%	$8,334	6.2%	$8,833	6.7%
Segment assets	$33,700		$28,825		$24,032

Year ended December 31, 2017 compared to year ended December 31, 2016

Sales in our Specialty Chassis and Vehicles segment increased by $24.0 million, to $158.8 million in 2017 compared to $134.8 million in 2016.  Motor home chassis sales increased by $26.6 million due to higher unit volumes, which was partially offset by a $0.5 million decrease due to pricing that impacted 2017 sales. Other specialty vehicle sales decreased by $2.7 million, driven by defense sales in 2016 that did not recur in 2017.  These increases were partially offset by a decrease of $0.2 million in aftermarket parts and accessories sales due to decreased unit volumes.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment was $14.1 million for the year ended December 31, 2017, an increase of $5.8 million compared to $8.3 million for the year ended December 31, 2016. Operational efficiencies in 2017 resulted in an increase of $4.0 million, while higher unit volume, mainly in motor home chassis, added $2.2 million to the increase in adjusted EBITDA. These increases were partially offset by a $0.5 million decrease due to pricing adjustments that impacted 2017.

Order backlog for our Specialty Chassis and Vehicles segment increased by $13.8 million, or 69.0%, to $33.8 million at December 31, 2017 compared to $20.0 million at December 31, 2016. This increase was due to a $14.5 million increase in backlog for motor home chassis, which was partially offset by a $0.7 million decrease in aftermarket parts and accessories backlog in 2016.

Year ended December 31, 2016 compared to year ended December 31, 2015

Sales in our Specialty Chassis and Vehicles segment increased by $2.3 million, to $134.8 million in 2016 compared to $132.5 million in 2015. Other specialty vehicles sales increased by $9.7 million due to increased unit volumes. This increase was partially offset by decreases in motor home chassis and aftermarket parts and accessories sales of $5.3 million and $2.1 million, respectively, driven by lower unit volumes in 2016.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment was $8.3 million for the year ended December 31, 2016, a decrease of $0.5 million compared to $8.8 million for the year ended December 31, 2016, mainly due to the decrease in marketing and branding expenses in 2016.

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

Financial Condition

Balance sheet at December 31, 2017 compared to December 31, 2016

Accounts receivable increased by $17.7 million, or 27.1%, to $83.1 million at December 31, 2017, compared to $65.4 million at December 31, 2016. $16.1 million of the increase was due to accounts receivable acquired through our acquisition of Smeal, with the remainder of the increase due to the timing of invoicing.

Inventory increased by $18.8 million, or 31.9%, to $77.7 million at December 31, 2017 compared to $58.9 million at December 31, 2016 mainly due to the addition of Smeal inventory of $26.1 million at December 31, 2017, offset by a decrease of $7.3 million in our Emergency Response Vehicles segment due to a continued focus on inventory reduction actions.

Property, plant and equipment, net increased by $2.1 million, or 4.0%, to $55.2 million at December 31, 2017 compared to $53.1 million at December 31, 2016 mainly due to the acquisition of Smeal during the year which resulted in assumption of $5.8 million along with additional purchases of $5.3 million during the year.  These increases were offset by depreciation.

Goodwill increased by $11.4 million, or 71.3%, to $27.4 million at December 31, 2017 compared to $16.0 million at December 31, 2016 due to the Smeal acquisition.

Intangible assets increased by $3.0 million, or 46.9%, to $9.4 million at December 31, 2017 compared to $6.4 million at December 31, 2016 due to an increase of $3.9 million from trade-names and certain non-patented technology acquired from Smeal, partially offset by amortization during the period.

Net deferred tax assets increased by $4.0 million or 121.2%, to $7.3 million at December 31, 2017 from $3.3 million at December 31, 2016 primarily as a result of three factors. A $9.5 million increase resulted from the reduction of our valuation allowance recorded during the year as it was deemed more likely than not that we would realize the benefit of the net deferred tax asset. This increase was offset by a $3.0 million decrease due to the forfeiture of certain state net operating loss and credit carry-forwards, and a $2.9 million reduction due to the new federal corporate income tax rate of 21% as legislated by the Tax Cuts and Jobs Act of 2017. Although the tax rate change is not effective until January 1, 2018, the enactment of the law in 2017 required us to revalue our net deferred tax asset from the 2017 statutory rate of 35% to the new 2018 statutory rate of 21%, in accordance with current accounting guidance.

Accounts payable increased by $9.3 million, or 29.7%, to $40.6 million at December 31, 2017 from $31.3 million at December 31, 2016. $2.1 million of the increase was due to accounts payable assumed through our acquisition of Smeal, with the remainder of the increase due to the timing of payments.

Accrued warranty decreased by $1.0 million, or 5.2%, to $18.3 million at December 31, 2017 from $19.3 million at December 31, 2016, due to payments for repairs made during the year of $13.8 million, offset by $7.5 million for accruals for warranties provided on vehicles produced during the year and additional accruals of $1.6 million for changes in existing warranties. In addition, we assumed $3.7 million in warranty obligations related to the acquisition of Smeal.

Deposits from customers increased by $9.3 million or 57.8% to $25.4 million at December 31, 2017 compared to $16.1 million at December 31, 2016. The increase was due to prepayments of $13.4 million remaining at December 31, 2017 related to Smeal, partially offset by more prepayments being applied to invoices for fulfilled orders than were received during 2017 for new orders in our Emergency Response Vehicles segment.

Other current liabilities and accrued expenses increased by $4.4 million, or 57.1%, to $12.1 million at December 31, 2017 from $7.7 million at December 31, 2016, with $2.4 million of the increase related to an increase in our accrued taxes, $1.8 million due to liabilities assumed through our acquisition of Smeal, and the remainder due to the timing of accruals for various expenses incurred but not yet invoiced.

Other non-current liabilities increased by $2.7 million, or 108.0%, to $5.2 million at December 31, 2017 from $2.5 million at December 31, 2016 due to a $1.7 million vendor rebate pre-payment received in 2017 along with an $0.7 million increase in our supplemental executive retirement plan liabilities and a $0.3 million increase in other liabilities.

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

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$22,016	$23,328	$12,856
Investing activities	(34,230)	(13,385)	(4,687)
Financing activities	13,696	(10,603)	(4,038)
Net increase (decrease) in cash and cash equivalents	$1,482	$(660)	$4,131

During 2017, cash and cash equivalents increased by $1.5 million to a balance of $33.5 million as of December 31, 2017. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $22.0 million of cash from operating activities during the year ended December 31, 2017, a decrease of $1.3 million from $23.3 million of cash generated from operating activities in 2016. Cash flow from operating activities decreased from 2016 due to $3.5 million increase in cash paid for warranty claims and a $5.2 million increase in cash utilized in the fulfilment of customer orders. These decreases which were partially offset by a $5.7 million increase in net income net of non-cash charges in 2017 and $1.7 million increase in cash generated through changes in other working capital items, mainly compensation related accruals.

We generated $23.3 million of cash from operating activities during the year ended December 31, 2016, an increase of $10.4 million from $12.9 million of cash generated from operating activities in 2015. Cash flow from operating activities increased from 2015 due to a $14.8 million increase in net income net of non-cash charges and credits in 2016, and $3.6 million of cash generated through changes in various working capital items, mainly compensation related accruals. These increases were partially offset by $8.0 million of cash utilized in the fulfilment of customer orders.

In 2018 we expect to incur non-recurring cash outlays of $15 million to $16 million. This estimate includes approximately $5.6 million of cash investment to expand certain production facilities, $3.7 million related to information technology upgrades, along with expenditures of $1.7 million for the replacement and upgrade of machinery and equipment used in operations. We plan to fund these cash outlays with borrowings from our existing $100 million line of credit along with cash generated from our operations in 2018.

Cash Flow from Investing Activities

We utilized $34.2 million in investing activities during the year ended December 31, 2017, a $20.8 million increase compared to the $13.4 million utilized during the year ended December 31, 2016. This increase is mainly the result of our acquisition of Smeal on January 1, 2017.

We used $13.4 million of cash for investing activities during the year ended December 31, 2016, an increase of $8.7 million from the $4.7 million utilized in 2015, mainly for the construction of a new assembly plant in Charlotte, Michigan, along with the purchase of property, plant and equipment used in our operations.

Cash Flow from Financing Activities

We generated $13.7 million of cash through financing activities during the year ended December 31, 2017, compared to $10.6 million utilized during the year ended December 31, 2016. This increase is mainly due to the financing of our acquisition of Smeal from our existing $100 million line of credit on January 1, 2017.

We used $10.6 million in financing activities during the year ended December 31, 2016, a $6.6 million increase compared to the $4.0 million utilized during the year ended December 31, 2015. This increase was driven by of a $5 million payment on our outstanding debt and $2.0 million utilized to repurchase our common stock.

Recent Acquisition

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal pursuant to an Asset Purchase Agreement dated December 12, 2016. This acquisition brought significant scale to our Emergency Response Vehicles segment, expanded the geographic reach of our dealer network and added complementary products to our existing emergency response product portfolio. See Note 2, Acquisition Activities in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on this acquisition.

Restructuring Activities

During the years ended December 31, 2017, 2016 and 2015, we incurred $1.3 million, $1.1 million and $2.9 million of restructuring charges. The restructuring charges were incurred in 2017 for a company-wide initiative to streamline operations and integrate our Smeal acquisition. In 2016 and 2015, restructuring charges were incurred within our Emergency Response Vehicles segment related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

See Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2017	2016	2015

Current assets	$198,787	$162,191	$155,137
Current liabilities	109,732	87,724	72,373
Working capital	$89,055	$74,467	$82,764

Working capital increased from December 31, 2016 to December 31, 2017, driven by changes in accounts receivable, inventory, accounts payable, and deposits from customers as described above.

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

National Highway Traffic Safety Administration (“NHTSA”) penalty

In July 2015, we entered into a settlement agreement with the NHTSA pertaining to our early warning and defect reporting. Under the terms of the agreement, we paid a fine of $1.0 million in equal installments over three years, and will complete performance obligations including compliance and regulatory practice improvements, industry outreach, and recalls to remedy potential safety defects in certain of our chassis, which we expect to complete in July of 2018. The following table presents the charges recorded in the Consolidated Statement of Operations during the year ended December 31, 2015 as a result of this agreement (in thousands):

Cost of products sold	$1,269
Selling, general and administrative	1,000
$2,269

Debt

On December 1, 2017, we entered into a First Amendment to our Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.0%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal. At December 31, 2017 we had outstanding borrowings of $17.8 million against our credit line. We had no drawings against this credit line as of December 31, 2016. During the year ended December 31, 2017, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 10, Commitments and Contingent Liabilities, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.0% (or one-month LIBOR plus 1.5%) at December 31, 2017.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At December 31, 2017 and 2016, we had outstanding letters of credit totaling $754 and $1,599 related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the primary line of credit agreement, as amended, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $66.4 million and $73.6 million at December 31, 2017 and 2016. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At December 31, 2017, we were in compliance with all covenants in our credit agreement, and, based on our outlook for 2018, we expect to be able to meet these covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million and $0.1 million as of December 31, 2017 and 2016, due and payable over the next five years.

Equity Securities

On October 19, 2011, our Board of Directors authorized management to repurchase up to a total of 1.0 million shares of our common stock in open market transactions, contingent upon market conditions. During the second quarter of 2016, we repurchased a total of 422,000 shares of our common stock under this authorization. We did not repurchase any shares, under any repurchase authorizations, in 2017 or 2015.

On April 28, 2016, our Board of Directors terminated the 2011 repurchase authorization effective June 30, 2016, and authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At December 31, 2017 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us $15.2 million based on the closing price of our stock on February 23, 2018. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

We paid dividends on our outstanding common shares in 2017, 2016 and 2015 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)
Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	$0.05	$1,753
May 2, 2017	May 15, 2017	June 15, 2017	0.05	1,755
Nov. 2, 2016	Nov. 15, 2016	Dec. 15, 2016	0.05	1,720
April 28, 2016	May 19, 2016	June 23, 2016	0.05	1,724
Oct. 26, 2015	Nov. 12, 2015	Dec. 17, 2015	0.05	1,713
May 8, 2015	May 21, 2015	June 25, 2015	0.05	1,713

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Line of credit revolver (1)	$18,868	$534	$18,334	$-	$-
Capital leases	189	64	104	21	-
Operating leases	7,715	2,494	3,589	1,632	-
Contingent payments (2)	1,394	1,394	-	-	-
Purchase obligations	59,071	59,071	-	-	-

Total contractual obligations	$87,237	$63,557	$22,027	$1,653	$-

(1)	The line of credit revolver includes estimated interest payments; interest payments on the related variable rate debt were calculated using the effective interest rate of 3.0% at December 31, 2017.
(2)	Contingent payments are associated with the Smeal acquisition in January, 2017.

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

Accounts Receivable

We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally, this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in our allowance for doubtful accounts balance historically. Please see Note 1, General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K and Appendix A included in this Form 10-K for further details and historical view of our allowance for doubtful accounts balance.

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

At December 31, 2017, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2017 using a discounted cash flow valuation.

At December 31, 2016, we had recorded goodwill at our Fleet Vehicles and Services reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. The goodwill recorded in the Fleet Vehicles and Services reporting unit was evaluated for impairment as of October 1, 2016 using a discounted cash flow valuation.

We first assess qualitative factors including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for our products and current and forecasted financial performance to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is greater than its carrying amount, we are not required to calculate the fair value of a reporting unit. We have the option to bypass this qualitative assessment and proceed to a quantitative goodwill impairment assessment. If we elect to bypass the qualitative assessment, or if after completing the assessment it is determined to be more likely than not that the fair value of a reporting unit is less than its carrying value, we perform an impairment test by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its fair value, an impairment loss is recognized in an amount equal to the excess, up to the value of the goodwill.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of December 31, 2017, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

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

In 2017, we elected to bypass the qualitative assessment and proceed to the quantitative goodwill impairment assessment for all of our reporting units. The estimated fair values of these reporting units exceeded their carrying values by 232%, 91% and 62%, respectively, as of October 1, 2017, the most recent annual assessment date. Based on the discounted cash flow valuations at October 1, 2017, an increase in the WACC for the reporting units of 500 basis points would not result in impairment.

The acquired Utilimaster and Smeal trade names have indefinite lives as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair values of our Utilimaster and Smeal trade names exceeded their associated carrying values of $2.9 million and $2.4 million, respectively, by 545% and 141%, respectively, as of October 1, 2017. Accordingly, there was no impairment recorded on these trade names. Based on the discounted cash flow valuations at October 1, 2017, an increase in the WACC used for these impairment analyses of 500 basis points would not result in impairment in the trade names.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2017, we had $17.8 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

We do not believe that there has been a material change in the nature or categories of the primary market risk exposures or in the particular markets that present our primary risk of loss. As of the date of this report, we do not know of or expect any material changes in the general nature of our primary market risk exposure in the near term. In this discussion, “near term” means a period of one year following the date of the most recent balance sheet contained in this report.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Spartan Motors, Inc.

Charlotte, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the “Company”) and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule as listed in the accompanying index in Item 15(a)(2) of this Form 10-K (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/S/ BDO USA, LLP

We have served as the Company's auditor since 2007.

Grand Rapids, MI

March 1, 2018

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Spartan Motors, Inc.

Charlotte, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Spartan Motors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2017 and 2016, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and schedules and our report dated March 1, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/S/ BDO USA, LLP

Grand Rapids, MI

March 1, 2018

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$33,523	$32,041
Accounts receivable, less allowance of $139 and $487	83,147	65,441
Inventories	77,692	58,896
Income taxes receivable	-	1,287
Other current assets	4,425	4,526
Total current assets	198,787	162,191

Property, plant and equipment, net	55,177	53,116
Goodwill	27,417	15,961
Intangible assets, net	9,427	6,385
Other assets	3,072	2,331
Net deferred tax asset	7,284	3,310
TOTAL ASSETS	$301,164	$243,294

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,643	$31,336
Accrued warranty	18,268	19,334
Accrued compensation and related taxes	13,264	13,188
Deposits from customers	25,422	16,142
Other current liabilities and accrued expenses	12,071	7,659
Current portion of long-term debt	64	65
Total current liabilities	109,732	87,724

Other non-current liabilities	5,238	2,544
Long-term debt, less current portion	17,925	74
Total liabilities	132,895	90,342
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,097 and 34,383 outstanding	351	344
Additional paid in capital	79,721	76,837
Retained earnings	88,855	76,428
Total Spartan Motors, Inc. shareholders’ equity	168,927	153,609
Non-controlling interest	(658)	(657)
Total shareholders' equity	168,269	152,952
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$301,164	$243,294

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015

Sales	$707,098	$590,777	$550,414
Cost of products sold	617,655	518,113	502,783
Restructuring charges	208	136	519
Gross profit	89,235	72,528	47,112

Operating expenses:
Research and development	6,523	6,772	4,560
Selling, general and administrative	65,497	56,172	52,695
Restructuring charges	1,044	959	2,336
Total operating expenses	73,064	63,903	59,591

Operating income (loss)	16,171	8,625	(12,479)
Other income (expense):
Interest expense	(864)	(410)	(365)
Interest and other income	717	488	244

Total other income (expense)	(147)	78	(121)

Income (loss) before taxes	16,024	8,703	(12,600)

Income tax expense	90	100	4,880

Net earnings (loss)	15,934	8,603	(17,480)

Less: net loss attributable to non-controlling interest	(1)	(7)	(508)

Net earnings (loss) attributable to Spartan Motors, Inc.	$15,935	$8,610	$(16,972)

Basic net earnings (loss) per share	$0.46	$0.25	$(0.50)

Diluted net earnings (loss) per share	$0.46	$0.25	$(0.50)

Basic weighted average common shares outstanding	34,949	34,405	33,826

Diluted weighted average common shares outstanding	34,949	34,405	33,826

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2017, 2016 and 2015

(In thousands, except per share data)

	Number of	Common	Additional	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Paid In Capital	Earnings	Interest	Equity
Balance at December 31, 2014	34,094	$341	$75,695	$92,724	$(142)	$168,618

Issuance of common stock and the tax impact of stock incentive plan transactions	13	-	(419)	-	-	(419)

Dividends declared ($0.10 per share)	-	-	-	(3,426)	-	(3,426)

Issuance of restricted stock, net of cancellation	164	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,198	-	-	1,198

Net loss	-	-	-	(16,972)	(508)	(17,480)

Balance at December 31, 2015	34,271	343	76,472	72,326	(650)	148,491

Issuance of common stock and the tax impact of stock incentive plan transactions	16	-	(234)	-	-	(234)

Dividends declared ($0.10 per share)	-	-	-	(3,444)	-	(3,444)

Purchase and retirement of common stock	(422)	(4)	(932)	(1,064)	-	(2,000)

Issuance of restricted stock, net of cancellation	518	5	(5)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,536	-	-	1,536

Net earnings (loss)	-	-	-	8,610	(7)	8,603

Balance at December 31, 2016	34,383	344	76,837	76,428	(657)	152,952

Issuance of common stock related to stock incentive plan transactions	29	-	(645)	-	-	(645)

Dividends declared ($0.10 per share)	-	-	-	(3,508)	-	(3,508)

Issuance of restricted stock, net of cancellation	685	7	(7)	-	-	-

Stock based compensation expense related to restricted stock	-	-	3,536	-	-	3,536

Net earnings (loss)	-	-	-	15,935	(1)	15,934

Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net earnings (loss)	$15,934	$8,603	$(17,480)
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	9,937	7,903	7,437
Gain on disposal of assets	(13)	(13)	(24)
Impairment of assets	-	406	2,234
Accruals for warranty	9,099	12,989	15,388
Deferred income taxes	(3,974)	(2,666)	5,147
Stock based compensation related to stock awards	3,536	1,536	1,198
Decrease (increase) in operating assets, net of effects of acquisition:
Accounts receivable	(18,576)	(8,824)	(8,255)
Inventories	42,920	1,662	10,605
Income taxes receivable	1,287	468	(59)
Other assets	851	(1,020)	155
Increase (decrease) in operating liabilities, net of effects of acquisition:
Accounts payable	5,366	4,018	4,556
Cash paid for warranty repairs	(13,854)	(10,265)	(8,015)
Accrued compensation and related taxes	(1,530)	4,504	458
Deposits from customers	(33,648)	3,047	1,571
Payment of contingent consideration on acquisitions	-	-	(1,338)
Other current liabilities and accrued expenses	240	1,056	(707)
Other long-term liabilities	1,725	-	-
Taxes on income	2,716	(76)	(15)
Total adjustments	6,082	14,725	30,336
Net cash provided by operating activities	22,016	23,328	12,856

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,340)	(13,410)	(4,895)
Proceeds from sale of property, plant and equipment	13	25	208
Acquisition of business, net of cash acquired	(28,903)	-	-
Net cash used in investing activities	(34,230)	(13,385)	(4,687)

Cash flows from financing activities:
Borrowings under credit facilities	-	-	15,244
Payments on credit facilities	-	-	(15,244)
Proceeds from long-term debt	32,919	10	-
Payments on long-term debt	(15,070)	(5,058)	(75)
Payment of contingent consideration on acquisitions	-	-	(162)
Purchase and retirement of common stock	-	(2,000)	-
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(645)	(111)	(375)
Payment of dividends	(3,508)	(3,444)	(3,426)
Net cash provided by (used in) financing activities	13,696	(10,603)	(4,038)

Net increase (decrease) in cash and cash equivalents	1,482	(660)	4,131
Cash and cash equivalents at beginning of year	32,041	32,701	28,570
Cash and cash equivalents at end of year	$33,523	$32,041	$32,701

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”, “we”, or “us”) is a custom engineer and manufacturer of specialized motor vehicle chassis and bodies.  We have various subsidiaries that are manufacturers of bodies for various markets including fleet vehicles and emergency response vehicles. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles.

On January 1, 2017, Spartan USA acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. When used in this Annual Report on Form 10-K, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania and is operated as part of our Emergency Response Vehicles segment.

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; Ephrata, Pennsylvania; Bristol, Indiana; Kansas City, Missouri; and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name.  Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles.  Our Brandon, South Dakota, Snyder and Neligh, Nebraska, Delavan, Wisconsin and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names.  Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names.  Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets.  Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc.  In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture.  In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution.  In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own.  No dissolution terms have been determined as of the date of this Form 10-K.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Spartan USA. All intercompany transactions have been eliminated.

Non-Controlling Interest

At December 31, 2017, Spartan USA held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, Spartan USA was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc., within the Emergency Response Vehicles segment.

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

Business Combinations. When acquiring other businesses, we recognize identifiable assets acquired and liabilities assumed at their acquisition date fair values, and separately from any goodwill that may be required to be recognized. Goodwill, when recognizable, is measured as the excess amount of any consideration transferred, which is measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Acquisition gain, when recognizable, is measured as the excess of the acquisition date fair values of the identifiable assets acquired and liabilities assumed over the acquisition date fair value of any consideration transferred.

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

Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.

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

Accounts Receivable. Our receivables are subject to credit risk, and we do not typically require collateral on our accounts receivable. We perform periodic credit evaluations of our customers’ financial condition and generally require a security interest in the products sold. Receivables generally are due within 30 to 60 days. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally, this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Past due accounts are written off when collectability is determined to be no longer assured.

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Estimated inventory allowances for slow-moving inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 years for buildings and improvements, 3 to 15 years for plant machinery and equipment, 3 to 7 years for furniture and fixtures and 3 to 5 years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Assets held-for-sale are recorded at the lower of historical depreciated cost or the estimated fair value less costs to sell. See Note 6, Property, Plant and Equipment for further information on our property and equipment.

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

We perform our annual goodwill and indefinite lived intangible assets impairment test as of October 1 and monitor for interim triggering events on an ongoing basis. For goodwill we first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Under authoritative guidance, we are not required to calculate the fair value of a reporting unit unless we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount. We have the option to bypass the qualitative assessment and proceed to a quantitative impairment test.

If we elect to bypass the qualitative assessment for a reporting unit, or if after completing the assessment we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying value, we perform a quantitative impairment test, whereby we compare the fair value of a reporting unit with its carrying amount, including goodwill. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted-average cost of capital (“WACC”). In determining the estimated future cash flows, we consider current and projected future levels of income based on our plans for that business; business trends, prospects and market and economic conditions; and market-participant considerations. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered to not be impaired. If the carrying amount of the reporting unit exceeds its estimated fair value, an impairment loss is recognized in an amount equal to the excess, up to the carrying value of the goodwill.

We evaluate the recoverability of our indefinite lived intangible assets, which consist of our Utilimaster and Smeal trade names, based on estimates of future royalty payments that are avoided through our ownership of the trade names, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal, business trends, prospects and market and economic conditions.

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change because of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade names.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2017 and 2016 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Reclassifications. Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net earnings (loss), Total assets, Total shareholders’ equity or cash flows.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision makers to assess segment performance and allocate resources among our operating units.  We have three reportable segments: Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles.  More detailed information about our reportable segments can be found in Note 16, Business Segments.

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $619, $309 and $374 for 2017, 2016 and 2015.  Cash paid (received) for income taxes, net of refunds, was $0, $2,232 and $(18) for 2017, 2016 and 2015. Non-cash investing in 2017 included $7,391 forgiveness of accounts receivable in conjunction with our acquisition of Smeal. See Note 2 for further information about this acquisition.

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

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the amendments in the new ASU, goodwill impairment testing will be performed by comparing the fair value of the reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, up to the carrying amount of the goodwill. The new standard is effective for annual and interim goodwill impairment tests in fiscal years beginning after December 15, 2019, and should be applied on a prospective basis. Early adoption is permitted for annual or interim goodwill impairment testing performed after January 1, 2017. Our adoption of ASU 2017-04 for our goodwill impairment testing performed as of October 1, 2017 did not have an impact on our consolidated financial position, results of operations or cash flows.

In January 2017, the FASB issued Accounting Standards Update 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which provides guidance to entities to assist with evaluating when a set of transferred assets and activities (collectively, the "set") is a business and provides a screen to determine when a set is not a business. Under the new guidance, when substantially all of the fair value of gross assets acquired (or disposed of) is concentrated in a single identifiable asset, or group of similar assets, the assets acquired would not represent a business. Also, to be considered a business, an acquisition would have to include an input and a substantive process that together significantly contribute to the ability to produce outputs. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017, and should be applied on a prospective basis to any transactions occurring within the period of adoption. Early adoption is permitted for interim or annual periods in which the financial statements have not been issued. The adoption of the provisions of ASU 2017-01 had no impact on our consolidated financial position, results of operations or cash flows.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”). ASU 2016-15 is intended to reduce diversity in current practice regarding the manner in which certain cash receipts and cash payments are presented and classified in the cash flow statement. ASU 2016-15 is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We early adopted ASU 2016-15, effective with the third quarter of 2017, which did not have an impact on our consolidated financial position, results of operations or cash flows through December 31, 2017.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Compensation – Stock Compensation (“ASU 2016-09”). ASU 2016-09 simplifies the accounting for a stock payment’s tax consequences by requiring the recognition of the income tax effects of awards in the income statement when the awards vest or are settled. It also allows a company to elect to account for forfeitures as they occur rather than on an estimated basis and revises the classification of certain tax payments related to stock compensation on the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted. Our adoption of ASU 2016-09 for the year ending December 31, 2017 resulted in a reduction of income tax expense of $394, which under previous accounting guidance would have been recorded to additional paid in capital.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial position, results of operations or cash flows.  Upon adoption, we expect to recognize right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases.

In July 2015, the FASB issued Accounting Standards Update 2015-11, Inventory (Topic 330) – Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 requires entities that measure inventory using the FIFO or average cost methods to measure inventory at the lower of cost or net realizable value to more closely align the measurement of inventory in GAAP with International Financial Reporting Standards. Net realizable value is defined as estimated selling price in the ordinary course of business less reasonably predictable costs of completion and disposal. ASU 2015-11 is effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Our adoption of ASU 2015-11 did not have an impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). Subsequently the FASB provided additional guidance to clarify certain aspects of the standard in Accounting Standards Updates No. 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue Gross versus Net); No. 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing; and No. 2016-12, Revenue from Contracts with Customers (Topic 606), Narrow-Scope Improvements and Practical Expedients. ASU 2014-09, as amended is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We substantially completed our assessment of the impacts of the new revenue standard during the fourth quarter.  We have determined that the adoption of ASU 2014-09 will result in a change in the timing of revenue recognition for a significant portion of our contracts. For contracts related to substantially all of our Emergency Response Vehicle segment sales, certain of our Fleet Vehicles and Services segment sales, and certain of our Specialty Chassis and Vehicles segment sales (primarily related to our contract manufacturing operations), we will recognize revenue over time (during the production period) rather than at the point in time that the product is delivered to the customer. These contracts meet the criteria for recognizing revenue over time contracts either because 1) our performance creates or enhances an asset that the customer controls, or 2) our performance does not create an asset with an alternative use (due to significant customization of our products), and, based on our rights under the contract, we have an enforceable right to payment for our performance completed to date during the production period. We expect to utilize the practical expedient to not recognize the effects of financing when we receive customer deposits for contracts that will be fulfilled in less than one year. We expect that the disclosures in the notes to our consolidated financial statements related to revenue recognition will be significantly expanded under the new standard, specifically regarding the quantitative and qualitative information about performance obligations, and changes in contract assets and liabilities.

We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. As a result, in the first quarter of 2018 we expect to record a transition adjustment to increase retained earnings by approximately $4,900, reflecting the cumulative impact for the accounting change. This adjustment reflects the acceleration of approximately $38,000 in revenues and $33,100 in cost of products sold.

We are unable to precisely quantify the impact to revenue, gross profit or net income for future periods since revenue and gross profit recognized in those periods will depend on the actual production levels in those periods, but we expect the increase in revenue, gross profit and net income from recognizing revenue on these contracts over time in 2018 to be similar to the amounts included in the transition adjustment.

NOTE 2 – ACQUISITION ACTIVITIES

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal pursuant to an Asset Purchase Agreement dated December 12, 2016.

This acquisition brings significant scale to our Emergency Response Vehicles segment, expands the geographic reach of our dealer network and adds complementary products to our existing emergency response product portfolio.

Sales and operating income included in our results since the January 1, 2017 acquisition are as follows:

Year Ended December 31, 2017
Net sales	$124,669
Operating income	2,070

The above operating income amounts include a one-time charge to cost of products sold of $189 for the year ended December 31, 2017 related to the fair value step-up of inventories acquired from Smeal and sold during the period.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Pro forma Results of Operation (Unaudited)

The following table provides unaudited pro forma net sales and results of operations for the years ended December 31, 2017 and 2016, as if Smeal had been acquired on January 1 of 2016.  The unaudited pro forma results reflect certain adjustments related to the acquisition, such as changes in the depreciation and amortization expense on the Smeal assets acquired resulting from the fair valuation of assets acquired, expenses incurred to complete the acquisition and the impact of acquisition financing.  The pro forma results do not include any anticipated cost synergies or other effects of the integration of Smeal.  Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred had the acquisition been completed on the date indicated, nor are they indicative of the future operating results of the combined company.

	Years Ended
	December 31, 2017	December 31, 2016
Net sales	$707,098	$656,292

Net earnings attributable to Spartan Motors, Inc.	$18,792	$4,964

Diluted net earnings per share	$0.54	$0.14

Purchase Price Allocation

The total purchase price paid for our acquisition of Smeal was $41,513, subject to a net working capital adjustment and the tax gross-up payment described below. The consideration paid consisted of $28,903 in cash, net of cash acquired of $3,825, and the forgiveness of certain liabilities owed by the former owners of Smeal to the Company in the amount of $7,391. Pursuant to the purchase agreement, the sellers may receive additional consideration in the form of a tax gross-up payment, which is payable no later than April 1, 2018, and is not expected to exceed $1,394. The consideration paid is subject to certain post-closing adjustments, including a net working capital adjustment that we expect to finalize in the first quarter of 2018. Smeal has been a significant chassis customer of Spartan USA. The price paid pursuant to the purchase agreement was the subject of arm's length negotiation between Smeal and us.

This acquisition was accounted for using the purchase method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include trade-names and certain non-patented technology. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $11,456 was recorded as goodwill. During 2017, we made certain adjustments to our purchase price allocation to adjust inventory, other current assets, accrued warranty and other liabilities, which resulted in a $1,787 increase in goodwill. We recorded an estimate for contingent consideration related to the tax gross-up payment, valued in accordance with accounting guidance for business combinations and fair value measurements at $1,394.

The allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash	$3,825
Accounts receivable	6,523
Inventory	61,716
Other current assets	662
Property, plant and equipment	5,773
Intangible assets	3,900
Goodwill	11,456
Total assets acquired	93,855

Accounts payable	3,941
Customer prepayments	42,929
Accrued warranty	3,689
Other liabilities	1,783
Total liabilities assumed	52,342

Total purchase price	$41,513

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Contingent Consideration

Pursuant to the purchase agreement, the former owners of Smeal may receive additional consideration in the form of a tax gross-up payment. The purchase agreement specifies that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that result from the transaction. The payment is expected to be $1,394.

Goodwill Assigned

The acquisition resulted in the recognition of $11,456 of goodwill, which is expected to be deductible for tax purposes.

Goodwill consists of expected synergies resulting from the acquisition and the estimated value of the workforce employed. Key areas of expected cost savings include an expanded dealer network; complementary product portfolios; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead.

Financing for the Acquisition

Our acquisition of Smeal was financed using $32,800 borrowed from our existing $100,000 line of credit, as set forth in the Second Amended and Restated Credit Agreement, dated as of October 31, 2016, as amended by a First Amendment on December 1, 2017, by and among us and our affiliates, as borrowers; certain lenders; Wells Fargo Bank, National Association, as Administrative Agent; and Wells Fargo Securities, LLC, as Sole Lead Arranger and Sole Bookrunner.

Acquisition Related Expenses

During 2017 and 2016, we recorded pretax charges totaling $868 and $882 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Other” column in the business segment tables in Note 16, Business Segments.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:	December 31,
	2017	2016

Finished goods	$15,539	$12,743
Work in process	15,980	14,063
Raw materials and purchased components	48,092	35,458
Reserve for slow-moving inventory	(1,919)	(3,368)

Total Inventory	$77,692	$58,896

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $7,435 and $3,558 at December 31, 2017 and 2016. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Consolidated Statements of Operations. The decrease in the reserve during 2017 is the result of disposals of obsolete inventory and reduction of the reserve associated with this inventory.

NOTE 4 – RESTRUCTURING CHARGES

During the year ended December 31, 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition. During 2016 and 2015, we incurred restructuring charges related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations for the year ended December 31, 2017, broken down by segment, are as follows:

	December 31, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$97	$43	$30	$-	$170
Production relocation	-	38	-	-	38

General and Administrative
Accrual for severance	547	367	79	51	1,044
Total restructuring	$644	$448	$109	$51	$1,252

During the years ended December 31, 2016 and 2015, we incurred restructuring charges related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the years ended December 31, 2016 and 2015, which were all related to our Emergency Response Vehicles segment, are as follows:

	December 31, 2016	December 31, 2015
Cost of products sold
Inventory impairment	$-	$345
Production relocation/equipment impairment	136	174
Accrual for severance	-	-
Total cost of products sold	136	519

General and Administrative
Manufacturing process reengineering	959	2,336
Accrual for severance	-	-
Total general and administrative	959	2,336
Total restructuring	$1,095	$2,855

The following table provides a summary of the compensation related charges incurred during the year ended December 31, 2017 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Condensed Consolidated Balance Sheets.

Severance
Balance January 1, 2017	$-
Accrual for severance	643
Payments and adjustments made in period	(201)
Balance March 31, 2017	442
Accrual for severance	325
Payments and adjustments made in period	(540)
Balance June 30, 2017	227
Accrual for severance	232
Payments and adjustments made in period	(366)
Balance September 30, 2017	93
Accrual for severance	14
Payments and adjustments made in period	(95)
Balance December 31, 2017	$12

There were no compensation related charges incurred during the years ended December 31, 2016 or 2015.

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

As described in Note 2 - Acquisition Activities, we acquired substantially all of the assets and related liabilities of Smeal on January 1, 2017. The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. The goodwill at Smeal was evaluated as part of the annual assessment which occurred as of October 1, 2017, since there was no triggering event necessitating an earlier evaluation.

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

At December 31, 2017, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2017 using a discounted cash flow valuation.

At December 31, 2016, we had recorded goodwill at our Fleet Vehicles and Services reportable segment, which was also determined to be a reporting unit for goodwill impairment testing. The goodwill recorded in the Fleet Vehicles and Services reporting unit was evaluated for impairment as of October 1, 2016 using a discounted cash flow valuation.

The estimated fair values of our Fleet Vehicles and Services, Emergency Response Vehicles and Reach reporting units exceeded their carrying value by approximately 232%, 91% and 62%, respectively at October 1, 2017, indicating that the goodwill was not impaired.  Based on the discounted cash flow valuations at October 1, 2017, an increase in the weighted average cost of capital (“WACC”) used for these reporting units of 500 basis points would not result in impairment. As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in our impairment assessments and discounted cash flow analyses.  These discounted cash flow analyses are most sensitive to the WACC assumption.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Our goodwill by reportable segment is as follows:

	Fleet Vehicles and Services		Emergency Response Vehicles		Specialty Vehicles and Chassis		Total
	December 31,		December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016	2017	2016
Goodwill, beginning of year	$15,961	$15,961	$-	$-	$-	$-	$15,961	$15,961
Acquisition of Smeal	-	-	11,456	-	-	-	11,456	-
Reassignment of goodwill	(638)	-	-	-	638	-	-	-
Goodwill, end of year	$15,323	$15,961	$11,456	$-	$638	$-	$27,417	$15,961

Other Intangible Assets

Fleet Vehicles and Services segment intangible assets

At December 31, 2017, we had other intangible assets associated with our Fleet Vehicles and Services segment, including customer and dealer relationships, non-compete agreements, an acquired product development project and a trade name. The non-compete agreement, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis.  Our Utilimaster trade name has an indefinite life, and is not amortized. We test our trade name for impairment at least annually, and test other intangible assets for impairment if impairment indicators are present.

We tested our Utilimaster trade name for impairment, as of October 1, 2017 and 2016, by estimating the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value.  The estimated fair value of our Utilimaster trade name at October 1, 2017 exceeded its carrying cost by 545%. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuation at October 1, 2017, an increase in the WACC used for this impairment analysis of 500 basis points would not result in impairment of the trade name.

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

We tested our Smeal trade name for impairment, as of October 1, 2017, by estimating the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. The estimated fair value of our Smeal trade name at October 1, 2017 exceeded its carrying cost by 136%. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuation at October 1, 2017, an increase in the WACC used for this impairment analysis of 500 basis points would not result in impairment of the trade name.

The following table provides information regarding our other intangible assets:

	As of December 31, 2017			As of December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$3,709	$2,461	$6,170	$3,348	$2,822
Acquired product development project	1,860	1,514	346	1,860	1,167	693
Unpatented technology	1,500	150	1,350	-	-	-
Non-compete agreements	400	400	-	400	400	-
Backlog	320	320	-	320	320	-
Trade Names	5,270	-	5,270	2,870	-	2,870
	$15,520	$6,093	$9,427	$11,620	$5,235	$6,385

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We recorded $858, $708 and $872 of intangible asset amortization expense during 2017, 2016 and 2015.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount

2018	$816
2019	449
2020	423
2021	399
2022	375
Thereafter	1,695
Total	$4,157

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2017	2016

Land and improvements	$7,754	$8,049
Buildings and improvements	66,227	63,418
Plant machinery and equipment	39,800	34,879
Furniture and fixtures	22,285	12,954
Vehicles	3,063	2,912
Construction in process	1,770	7,876
Subtotal	140,899	130,088
Less accumulated depreciation	(85,722)	(76,972)
Total property, plant and equipment, net	$55,177	$53,116

We recorded depreciation expense of $9,055, $7,195 and $6,565 during 2017, 2016 and 2015. There were no capitalized interest costs in 2017 or 2016.

Construction in progress includes $790 and $6,624 at December 31, 2017 and 2016 for the implementation of our ERP system. The decrease construction in progress in 2017 was the result of our first phase of implementation that was completed during the year.  Additional phases of implementation are expected to go live in 2018 through 2020.

We review our long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

When reviewing long-lived assets for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the three months ended September 30, 2016, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of September 30, 2016 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, resulting in a determination that the asset group was impaired.

We estimated the fair value of our tangible long-lived assets of this asset group based on assessments or recent sale prices of similar assets. Impairment charges recorded within Cost of goods sold in the Consolidated Statement of Operations to adjust the carrying cost of these long-lived tangible assets to their estimated fair value at September 30, 2016 were $406 for machinery and equipment. No additional charges were recorded in 2016 or for the year ended December 31, 2017.

NOTE 7 - LEASES

We lease certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements. Building leases generally provide that we pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2017, 2016 and 2015 was $2,989, $3,086 and $2,876.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payments
2018	$2,494
2019	1,915
2020	1,674
2021	1,483
2022	149
Thereafter	-

Total	$7,715

We lease certain office equipment, computer hardware and material handling equipment under capital lease agreements. Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $728 and $548, respectively, at December 31, 2017. Future minimum capital lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Capital Lease Payments
2018	$70
2019	59
2020	26
2021	26
2022	21
Thereafter	-

Total lease obligations, including imputed interest	202

Less imputed interest charges	(13)

Total outstanding capital lease obligations	$189

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 8 - TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2017	2016	2015
Current (credit):
Federal	$3,809	$2,203	$(520)
State	255	563	253
Total current	4,064	2,766	(267)
Deferred (credit):
Federal	(1,743)	(2,666)	3,994
State	(2,231)	-	1,153
Total deferred	(3,974)	(2,666)	5,147
Total taxes on income	$90	$100	$4,880

The current tax expense amounts in 2016 and 2015 differ from the actual amounts payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 13, Stock Based Compensation. These adjustments were an addition of $123 and $44 in 2016 and 2015. These adjustments to current taxes on income were recognized as adjustments of additional paid-in capital. Commencing January 1, 2017, all such adjustments are recognized as current taxes on income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act makes broad and complex changes to the U.S. tax code that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. Other changes provided by the 2017 Tax Act include, but are not limited to the acceleration of depreciation for certain assets placed into service after September 27, 2017. Prospective changes beginning in 2018 from the Tax Act include: additional limitations on executive compensation, the repeal of the domestic manufacturing deduction and capitalization of research and development expenditures.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the tax effects of the Tax Act. We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with SAB 118, in the reporting period in which the Tax Act was signed into law.  We did not identify items for which the income tax effects of the Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017.

In accordance with SAB 118, we have recorded a provisional amount of $2,963 of the deferred tax expense in connection with the re-measurement of certain deferred tax assets and liabilities and we will continue to refine the measurement of the net deferred tax balance during the preparation of the 2017 tax return as additional guidance and information become available.

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2017		2016		2015
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$5,609	35.00%	$2,959	34.00%	$(4,284)	34.00%
Increase (decrease) in income taxes resulting from:
Deferred income tax re-measurement due to Tax Act	2,963	18.49	-	-	-	-
Other deferred income tax adjustment	(241)	(1.50)	(51)	(0.59)	(156)	1.24
Non-deductible compensation	-	-	459	5.27	-	-
Non-deductible NHTSA penalty	-	-	-	-	340	(2.70)
Other nondeductible expenses	156	0.97	226	2.60	176	(1.39)
Domestic manufacturing deduction	(504)	(3.15)	-	-	-	-
Stock based compensation	(394)	(2.46)	-	-	-	-
Worthless stock deduction of dissolved subsidiary	(966)	(6.03)
State tax expense, net of federal income tax benefit	547	3.41	68	0.78	(79)	0.63
Forfeiture of state net operating loss and credit carry-forwards from dissolution of subsidiary	3,039	18.97	-	-	-	-
Valuation allowance adjustment	(9,544)	(59.56)	(2,932)	(33.69)	9,472	(75.17)
Unrecognized tax benefit adjustment	314	1.96	129	1.48	(162)	1.29
Federal research and development tax credit	(753)	(4.70)	(801)	(9.20)	(364)	2.89
Other	(136)	(0.84)	43	0.50	(63)	0.48
Total	$90	0.56%	$100	1.15%	$4,880	(38.73)%

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2017	2016
Deferred income tax assets:
Warranty reserve	$3,595	$7,246
Credit carry-forwards, net of federal income tax benefit	317	3,199
Inventory costs and reserves	1,792	2,194
Compensation related accruals	663	1,512
Net operating loss carry-forwards, net of federal income tax benefit	954	1,029
Stock based compensation	1,061	615
Vendor compensation	507	-
Other	409	773
Total deferred income tax assets	$9,298	$16,568

Deferred income tax liabilities:
Depreciation	$(1,230)	$(2,294)
Intangible assets	(574)	(840)
Prepaid insurance	(152)	(522)
Total deferred income tax liabilities	$(1,956)	$(3,656)

Net deferred income tax assets	$7,342	$12,912
Valuation allowance	(58)	(9,602)
Net deferred tax asset	$7,284	$3,310

Based upon an assessment of the available positive and negative evidence at December 31, 2016, we determined whether sufficient future taxable income would be generated to realize the benefit of the deferred tax assets as of December 31, 2016 and recorded a valuation allowance of $9,602 against a portion of the deferred tax assets. A significant portion of negative evidence considered was the cumulative loss incurred over the three-year period ending December 31, 2016. During 2017, the Company determined that based on recent operating results, as well as an assessment of expected future operating results, the realization of its remaining deferred tax assets is more likely than not.  As a result, the Company reversed substantially the entire valuation allowance during 2017. The release of the valuation allowance was determined in accordance with the provisions of ASC 740, “Income Taxes,” which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are realizable.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

At December 31, 2017 and 2016, we had state deferred income tax assets related to state tax net operating loss carry-forwards, of $1,207 and $1,560, which begin expiring in 2019. Also, as of December 31, 2017 and 2016, we had deferred income tax assets related to state tax credit carry-forwards of $402 and $4,846, which begin expiring in 2026. Due to accumulated losses in several state jurisdictions, we had recorded valuation allowances against certain deferred income tax assets aggregating $58 and $4,228 at December 31, 2017 and 2016.

During 2017 certain state NOL and credit carry-forwards were forfeited due to the dissolution of a dormant, wholly-owned subsidiary. As of December 31, 2016, we had recorded a 100% valuation allowance against these carry-forwards. Therefore, the resultant adjustment to deferred tax assets of $3,039 was fully offset by a reduction in the valuation allowance.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2017, 2016 and 2015 is as follows:

	2017	2016	2015
Balance at January 1,	$345	$349	$481
Increase (decrease) related to prior year tax positions	168	(24)	(73)
Increase related to current year tax positions	118	20	91
Settlement	-	-	(110)
Expiration of statute	(66)	-	(40)
Balance at December 31,	$565	$345	$349

As of December 31, 2017, we had an ending UTB balance of $565 along with $279 of interest and penalties, for a total liability of $847, with $117 recorded as a current liability and $730 recorded as a non-current liability based on the applicable statutes of limitations. The change in interest and penalties amounted to an increase of $94 in 2017, an increase of $133 in 2016, and a decrease of $30 in 2015, which were reflected in Income tax expense within our Consolidated Statements of Operations.

As of December 31, 2017, we are no longer subject to examination by federal taxing authorities for 2013 and earlier years.

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

NOTE 9 - TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. There were no customers that accounted for 10 percent or greater of consolidated sales in 2017.

We had one customer classified as a major customer in 2016 and 2015, which was a customer of the Specialty Chassis and Vehicles segment. Information about our major customer is as follows:

2016		2015
Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

$70,954	$7,169	$78,749	$8,512

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At December 31, 2017 and 2016, we had outstanding letters of credit totaling $754 and $1,599 related to certain emergency response vehicle contracts and our workers compensation insurance.

At December 31, 2017, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our business. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $57 and $784 outstanding on our revolving credit line at December 31, 2017 and 2016. Under the terms of the bailment inventory agreements, these chassis never become our property, and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Consolidated Balance Sheets. See Note 12 Debt, for further information on our revolving line of credit.

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

Changes in our warranty liability during the years ended December 31, 2017 and 2016 were as follows:

	2017	2016
Balance of accrued warranty at January 1	$19,334	$16,610
Warranties issued during the period	7,539	5,705
Cash settlements made during the period	(13,854)	(10,265)
Changes in liability for pre-existing warranties during the period, including expirations	1,560	7,284
Assumed warranties outstanding at Smeal on January 1, 2017	3,689	-
Balance of accrued warranty at December 31	$18,268	$19,334

NOTE 11 - COMPENSATION INCENTIVE PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over 5 years and were $1,055, $796 and $707 in 2017, 2016 and 2015. These amounts are expensed as incurred.

The Spartan Motors, Inc. Incentive Compensation Plan encompasses a quarterly and an annual bonus program. The quarterly program covers certain of our full-time employees. The cash bonuses paid under the quarterly program are equal for all participants. Amounts expensed for the quarterly bonus were $2,193, $3,298 and $1,898 for 2017, 2016 and 2015.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on our achievement of pre-defined financial and operational objectives. Amounts expensed for the annual bonus were $4,890, $6,470 and $1,789 for 2017, 2016 and 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 12 - DEBT

Long-term debt consists of the following:

	December 31, 2017	December 31, 2016
Line of credit revolver (1):	$17,800	$--
Capital lease obligations (See Note 7 – Leases)	189	139
Total debt	17,989	139
Less current portion of long-term debt	(64)	(65)
Total long-term debt	$17,925	$74

(1)

On December 1, 2017, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility.  The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021.  We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. In January 2017, we borrowed $32,800 from our credit line to fund our acquisition of Smeal.  At December 31, 2017 we had outstanding borrowings of $17,800 against our credit line.  We had no drawings against this credit line as of December 31, 2016. During the year ended December 31, 2017, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with GM and Chrysler.  This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler.  See Note 10, Commitments and Contingent Liabilities for further details about these chassis bailment inventory agreements.  The applicable borrowing rate including margin was 3.0% (or one-month LIBOR plus 1.5%) at December 31, 2017.

Under the terms of the primary line of credit agreement, as amended, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $66,400 and $73,600 at December 31, 2017 and 2016. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At December 31, 2017 and 2016, we were in compliance with all covenants in our credit agreement.

NOTE 13 - STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 2,856,250. Total shares remaining available for stock incentive grants under these plans totaled 2,057,290 at December 31, 2017. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under our Stock Incentive Plan of 2016.

Stock Options and Stock Appreciation Rights. Granted options and Stock Appreciation Rights (SARs) are generally exercisable for a period of 10 years from the grant date. The exercise price for all options and the base price for all SARs granted have been equal to the market price at the date of grant. Dividends are not paid on unexercised options or SARs. SARs have historically been settled with shares of common stock upon exercise.

We receive a tax deduction for certain stock option exercises during the period the options are exercised, generally for the excess of the fair value of the stock on the date of exercise over the exercise price of the options. As required, we report any excess tax benefits in our Consolidated Statement of Cash Flows as operating cash flows. Excess tax benefits derive from the difference between the tax deduction and the fair market value of the option as determined by the Black-Scholes valuation model.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

No options were granted in 2017, 2016 or 2015, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. We have had no outstanding options since December 31, 2015. The total intrinsic value of options exercised during years ended December 31, 2017, 2016 and 2015, were $0, $0 and $0.

SARs activity for the year ended December 31, 2017 is as follows:

	Total Number of SARs (000)	Weighted Average Grant Date Fair Value	Total Intrinsic Value	Weighted Average Remaining Contractual Term (Years)
SARs outstanding and exercisable at December 31, 2016	93	$3.20
Granted and vested	-	-
Exercised	(61)	3.20
Cancelled	(32)	3.20
SARs outstanding and exercisable at December 31, 2017	-	$-	$-	-

No SARs were granted in 2017, 2016 or 2015, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. The total intrinsic value of SARs exercised during the years ended December 31, 2017, 2016 and 2015 was $305, $14 and $0.

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

We receive an excess tax benefit or liability during the period the restricted shares vest. The excess tax benefit (liability) is determined by the excess (shortfall) of the market price of the stock on date of vesting over (under) the grant date market price used to amortize the awards to compensation expense. As required, any excess tax benefits or liabilities are reported in the Consolidated Statements of Cash Flows as operating cash flows.

Restricted stock activity for the year ended December 31, 2017, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2016	666	$4.25
Granted	822	7.65
Vested	(299)	4.53
Forfeited	(61)	6.60
Non-vested shares outstanding at December 31, 2017	1,128	6.53	0.89

The weighted-average grant date fair value of non-vested shares granted was $7.65, $4.01 and $4.86 for the years ended December 31, 2017, 2016 and 2015.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

During 2017, 2016 and 2015, we recorded compensation expense, net of cancellations, of $3,536, $1,536 and $1,198, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Operations related to restricted stock awards was $1,238, $538 and $419 for 2017, 2016 and 2015. For the years ended December 31, 2017, 2016 and 2015, restricted shares vested with a fair market value of $1,356, $1,248 and $1,528. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2017, we had unearned stock-based compensation of $4,399 associated with these restricted stock grants, which will be recognized over a weighted average of 0.89 years.

Employee Stock Purchase Plan. We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2017 and 2016, we received proceeds of $98 and $86 for the purchase of 9,000 and 13,000 shares under the ESPP.

NOTE 14 – SHAREHOLDERS EQUITY

In October 2011, our Board of Directors authorized the repurchase of up to 1 million shares of the Company’s common stock. In April 2016, our Board of Directors authorized the repurchase of up to 1 million additional shares of our common stock, and terminated the October 2011 authorization effective June 30, 2016.

The following table represents our purchases of our common stock during the years ended December 31, 2017 and 2016 under these share repurchase programs.

Share purchase programs			2017		2016
Authorized amount (shares) (000)	Date approved by board	Program termination date	Shares purchased (000)	Purchase value	Shares purchased (000)	Purchase value	Remaining shares allowable to be purchased
1,000	October, 2011	June 30, 2016	-	$-	422	$2,000	-
1,000	April, 2016	N/A	-	$-	-	$-	1,000

NOTE 15 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2017, 2016 and 2015 (in thousands). The stock awards noted as antidilutive were not included in the diluted (in the case of stock options) or basic (in the case of unvested restricted stock awards) weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of our common stock increases.

	Year Ended December 31,
	2017	2016	2015
Basic weighted average common shares outstanding	34,949	34,405	33,826

Diluted weighted average common shares outstanding	34,949	34,405	33,826

Antidilutive stock awards:
Unvested restricted stock awards	-	-	403

NOTE 16 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units.  We have three reportable segments:  Fleet Vehicles and Services, Emergency Response Vehicles, and Specialty Chassis and Vehicles.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As a result of a realignment of our operating segments completed during the second quarter of 2017, certain fleet vehicles are now manufactured by our Specialty Chassis and Vehicles segment and sold via intercompany transactions to our Fleet Vehicles and Services segment, which then sells the vehicles to the final customer. Segment results from prior periods are shown reflecting the estimated impact of this realignment as if it had been in place for those periods. Another realignment of our operating segments was completed during the second quarter of 2016, whereby aftermarket parts and accessories related to emergency response vehicles, which were formerly reported under the Specialty Chassis and Vehicles segment, are now included in the Emergency Response Vehicles segment. Segment results from 2015 are shown reflecting the change. Appropriate expense amounts are allocated to the three reportable segments and are included in their reported operating income or loss.

Beginning in 2017, we evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted by other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition, the impact of fair value adjustments to inventory acquired from Smeal, and the impact on the timing of the recognition of gross profit for our chassis that are utilized by our recently acquired Smeal operations. We exclude these items from earnings when presenting our Adjusted EBITDA measure because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2017 annual meeting of shareholders, which proxy statement was filed with the SEC on April 13, 2017.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico and focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and the production of commercial truck bodies, and distributes related aftermarket parts and accessories.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations, along with our Spartan-Gimaex joint venture. This segment engineers and manufactures emergency response chassis and apparatus and distributes related aftermarket parts and accessories.

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

Sales to customers outside the United States were $81,157, $31,716 and $40,058 for the years ended December 31, 2017, 2016 and 2015, or 11.5%, 5.4% and 7.3%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2017

	Segment
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Fleet vehicles sales	$207,666	$-	$5,657	$(5,657)	$207,666
Emergency response vehicles sales	-	293,559	-	-	293,559
Motor home chassis sales	-	-	124,584	-	124,584
Other specialty vehicles sales	-	-	18,416	-	18,416
Aftermarket parts and accessories sales	43,429	9,291	10,153	-	62,873
Total sales	$251,095	$302,850	$158,810	$(5,657)	$707,098
Depreciation and amortization expense	$3,361	$2,342	$1,314	$2,920	$9,937
Adjusted EBITDA	26,958	3,192	14,058	(12,881)	31,327
Segment assets	60,550	133,546	33,700	73,368	301,164
Capital expenditures	562	1,364	386	3,028	5,340

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2016

	Segment
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Fleet vehicles sales	$206,248	$-	$5,347	$(5,347)	$206,248
Emergency response vehicles sales	-	175,730	-	-	175,730
Motor home chassis sales	-	-	97,999	-	97,999
Other specialty vehicles sales	-	-	21,074	-	21,074
Aftermarket parts and accessories sales	72,141	7,251	10,334	-	89,726
Total sales	$278,389	$182,981	$134,754	$(5,347)	$590,777
Depreciation and amortization expense	$3,185	$1,143	$789	$2,786	$7,903
Adjusted EBITDA	31,237	(7,542)	8,334	(9,159)	22,870
Segment assets	65,277	77,887	28,825	71,305	243,294
Capital expenditures	2,011	1,558	6,842	2,999	13,410

Year Ended December 31, 2015

	Segment
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Fleet vehicles sales	$193,772	$-	$2,996	$(2,996)	$193,772
Emergency response vehicles sales	-	187,127	-	-	187,127
Motor home chassis sales	-	-	103,264	-	103,264
Other specialty vehicles sales	-	-	13,849	-	13,849
Aftermarket parts and accessories sales	33,911	6,093	12,398	-	52,402
Total sales	$227,683	$193,220	$132,507	$(2,996)	$550,414
Depreciation and amortization expense	$3,308	$914	$730	$2,485	$7,437
Adjusted EBITDA	17,569	(8,689)	8,833	(5,538)	12,175
Segment assets	70,491	76,030	24,032	60,118	230,671
Capital expenditures	1,323	1,010	859	1,703	4,895

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The table below presents the reconciliation of our consolidated income before taxes to total segment Adjusted EBITDA.  Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income.  Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP.  In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance.  Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Year Ended December 31, 2017	Year Ended December 31, 2016	Year Ended December 31, 2015
Total segment adjusted EBITDA	$44,208	$32,029	$17,713
Add (subtract):
Interest expense	(864)	(410)	(365)
Depreciation and amortization expense	(9,937)	(7,903)	(7,437)
Restructuring expense	(1,252)	(1,095)	(2,855)
Acquisition expense	(1,354)	(882)	-
Impact of intercompany chassis shipments to Smeal	(2,073)	-	-
Recall expense	368	(3,457)	(8,600)
Impact of inventory fair value step-up	(189)	-	-
Joint venture expenses	(2)	(14)	(1,015)
Asset impairment	-	(406)	(2,234)
NHTSA settlement	-	-	(2,269)
Unallocated corporate expenses	(12,881)	(9,159)	(5,538)
Consolidated income (loss) before taxes	$16,024	$8,703	$(12,600)

NOTE 17 – RELATED PARTY TRANSACTIONS

On January 1, 2017, we completed the acquisition of substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. pursuant to an Asset Purchase Agreement dated December 12, 2016 (see Note 2, Acquisition Activities for further information). As of December 31, 2016, the total amount of receivables due from the former owners of Smeal was $7,391. This balance was forgiven as part of the acquisition on January 1, 2017. Sales to the former owners of Smeal were $30,748 and $32,600 in 2016 and 2015.

John Forbes, who retired from Spartan Motors on June 30, 2017, served as the President of our Fleet Vehicles and Services segment as well as on the Board of Directors of Patrick Industries, Inc. During the year ended December 31, 2016, we made purchases of $4,009 from subsidiaries of Patrick Industries, Inc. for parts used in the manufacture of our products. These purchases were made through a competitive bid process at arms-length. Purchases made from Patrick Industries, Inc. during John Forbes employment at Spartan Motors during 2017 were immaterial.

Richard Dauch, who serves on the Spartan Motors Board of Directors, is the Chief Executive Officer of Accuride, Inc. During the years ended December 31, 2017 and 2016, we made purchases of $698 and $836 from Accuride Distributing, a subsidiary of Accuride, Inc., for parts used in the manufacture of our products. These purchases were made through a competitive bid process at arms-length.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2017 and 2016 is as follows (full year amounts may not sum due to rounding):

	2017 Quarter Ended				2016 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$167,075	$169,739	$189,215	$181,068	$133,726	$162,537	$148,664	$145,850

Gross profit	16,394	19,501	28,651	24,689	15,820	20,807	18,010	17,890

Restructuring charges	642	325	232	52	339	227	304	224

Net earnings (loss) attributable to Spartan Motors, Inc.	(1,098)	1,124	13,470	2,439	543	4,379	2,745	942

Basic net earnings (loss) per share	(0.03)	0.03	0.38	0.07	0.02	0.13	0.08	0.03

Diluted net earnings (loss) per share	(0.03)	0.03	0.38	0.07	0.02	0.13	0.08	0.03

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2017. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of shareholders to be held on May 23, 2018, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 23, 2018, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 23, 2018, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2017.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	--	N/A	2,001,040
Equity compensation plans not approved by security holders (2)	--	N/A	56,250
Total	--	N/A	2,057,290

(1)	Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”).

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

(3)

Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. Furthermore, the 2016 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2016 Plan (2,001,040 shares) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in our definitive proxy statement for our annual meeting of shareholders to be held on May 23, 2018, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 23, 2018, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2017, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2017, 2016 and 2015

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2017

Consolidated Balance Sheets - December 31, 2017 and December 31, 2016

Consolidated Statements of Operations - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2017, 2016 and 2015

Consolidated Statements of Cash Flows - Years Ended December 31, 2017, 2016 and 2015

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

10.1	Employment Letter Agreement dated October 23, 2015, between the Company and John W. Slawson. Previously filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.2	Spartan Motors, Inc. Stock Incentive Plan of 2016. Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 8, 2016 (Commission File No. 001-33582), and incorporated herein by reference.*

10.3	Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.4	Spartan Motors, Inc. Leadership Team Compensation Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.5	Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

Exhibit Number	Document

10.6	Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

10.7	Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.8	Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.9	Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.10	Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.11	Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.12	Second Amended and Restated Credit Agreement, dated October 31, 2016, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (Commission File No. 001-33582), and incorporated herein by reference.

10.13	Employment Letter Agreement dated July 22, 2014, between Spartan Motors, Inc. and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.14	Employment Letter Agreement dated September 15, 2015, between Spartan Motors, Inc. and Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.15	Employment Letter Agreement Dated January 6, 2005 between Spartan Motors, Inc. and Arthur D. Ickes. Previously filed as Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.16	Employment Letter Agreement dated October 30, 2008 between Spartan Motors, Inc. and Thomas T. Kivell. Previously filed as Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

Exhibit Number	Document

10.17	Employment Agreement dated May 7, 2009, between Utilimaster Holdings, Inc. and John A. Forbes. Previously filed as Exhibit 10.23 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.18	Employment Letter Agreement dated December 23, 2014 between Spartan Motors, Inc. and Steve Guillaume. Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.19	Employment Letter Agreement dated May 11, 2015 between Spartan Motors, Inc. and Steve Guillaume. Previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.20	Employment Letter Agreement dated July 14, 2014 between Spartan Motors, Inc. and Thomas C. Schultz. Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (Commission File No. 001-33582) and incorporated herein by reference.*

10.21	Asset Purchase Agreement, dated as of December 12, 2016, by and among Spartan Motors USA, Inc., Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., U.S. Tanker Co., and Rodney Cerny, as Representative. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017, and incorporated herein by reference.

10.22

First Amendment to the Second Amended and Restated Credit Agreement, dated December 1, 2017, by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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

SPARTAN MOTORS, INC.

March 1, 2018	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 1, 2018	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 1, 2018	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

March 1, 2018	By	*
James A. Sharman, Director

March 1, 2018	By	*
Richard R. Current, Director

March 1, 2018	By	*
Richard F. Dauch, Director

March 1, 2018	By	*
Ronald E. Harbour, Director

March 1, 2018	By	*
James C. Orchard, Director

March 1, 2018	By	*
Dominic Romeo, Director

March 1, 2018	By	*
Andrew M. Rooke, Director

March 1, 2018	By	* /s/ Frederick J. Sohm
Frederick J. Sohm Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2017:

Allowance for doubtful accounts	$487	$109	$-	$(457)	$139

Year ended December 31, 2016:

Allowance for doubtful accounts	$130	$368	$-	$(11)	$487

Year ended December 31, 2015:

Allowance for doubtful accounts	$144	$12	$-	$(26)	$130