Form 10-Q
period 2018-03-31
SPARTAN MOTORS INC
filed 2018-05-03
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2018.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 26, 2018
Common stock, $.01 par value	35,293,716 shares

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all-inclusive. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	March 31, 2018	December 31, 2017
	(Unaudited)	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,407	$33,523
Accounts receivable, less allowance of $148 and $139	83,388	83,147
Contract assets	41,051	-
Inventories	48,517	77,692
Other current assets	4,822	4,425
Total current assets	207,185	198,787

Property, plant and equipment, net	54,966	55,177
Goodwill	27,417	27,417
Intangible assets, net	9,223	9,427
Other assets	3,097	3,072
Net deferred tax asset	6,312	7,284
TOTAL ASSETS	$308,200	$301,164

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$49,978	$40,643
Accrued warranty	17,358	18,268
Accrued compensation and related taxes	9,008	13,264
Deposits from customers	20,349	25,422
Other current liabilities and accrued expenses	13,727	12,071
Current portion of long-term debt	59	64
Total current liabilities	110,479	109,732

Long-term debt, less current portion	17,911	17,925
Other non-current liabilities	5,353	5,238
Total liabilities	133,743	132,895
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,291 and 35,097 outstanding	353	351
Additional paid in capital	78,045	79,721
Retained earnings	96,717	88,855
Total Spartan Motors, Inc. shareholders’ equity	175,115	168,927
Non-controlling interest	(658)	(658)
Total shareholders’ equity	174,457	168,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$308,200	$301,164

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2018	2017

Sales	$173,038	$167,075
Cost of products sold	150,880	150,531
Restructuring charges	-	150
Gross profit	22,158	16,394

Operating expenses:
Research and development	1,389	2,142
Selling, general and administrative	17,873	14,602
Restructuring charges	20	492
Total operating expenses	19,282	17,236

Operating income (loss)	2,876	(842)

Other income (expense):
Interest expense	(323)	(264)
Interest and other income	1,593	90
Total other income (expense)	1,270	(174)

Income (loss) before taxes	4,146	(1,016)

Taxes	(48)	83

Net income (loss)	4,194	(1,099)

Less: net income (loss) attributable to non-controlling interest	-	(1)

Net income (loss) attributable to Spartan Motors, Inc.	$4,194	$(1,098)

Basic net income (loss) per share	$0.12	$(0.03)
Diluted net income (loss) per share	$0.12	$(0.03)

Basic weighted average common shares outstanding	35,094	33,725
Diluted weighted average common shares outstanding	35,094	33,725

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,194	$(1,099)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,452	2,325
Accruals for warranty	1,673	2,315
Deferred income taxes	3	83
Stock based compensation related to stock awards	819	313
(Increase) decrease in operating assets:
Accounts receivable	(241)	382
Contract assets	(3,068)	-
Inventories	(3,920)	12,388
Income taxes receivable	-	1,287
Other assets	(422)	62
Increase (decrease) in operating liabilities:
Accounts payable	9,335	640
Cash paid for warranty repairs	(2,583)	(3,358)
Accrued compensation and related taxes	(4,256)	(6,398)
Deposits from customers	(5,073)	(10,378)
Other current liabilities and accrued expenses	1,805	725
Other long term liabilities	(86)	2,070
Taxes on income	(200)	(55)
Total adjustments	(3,762)	2,401
Net cash provided by operating activities	432	1,302

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,037)	(1,355)
Acquisition of business, net of cash acquired	-	(28,903)
Net cash used in investing activities	(2,037)	(30,258)

Cash flows from financing activities:
Proceeds from long-term debt	-	32,800
Payments on long-term debt	(18)	(16)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(2,493)	(457)
Net cash provided by (used in) financing activities	(2,511)	32,327

Net increase (decrease) in cash and cash equivalents	(4,116)	3,371
Cash and cash equivalents at beginning of period	33,523	32,041
Cash and cash equivalents at end of period	$29,407	$35,412

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269

Issuance of common stock and the tax impact of stock incentive plan transactions	3	-	(2,493)	-	-	(2,493)

Issuance of restricted stock, net of cancellation	191	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	819	-	-	819

Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668

Net income	-	-	-	4,194	-	4,194

Balance at March 31, 2018	35,291	$353	$78,045	$96,717	$(658)	$174,457

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”, “we”, “our” or “us”) consolidated financial statements for the year ended December 31, 2017, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018. Refer to the Adoption of Revenue Recognition Accounting Policy section below for the adoption of a new revenue recognition standard in the first quarter of 2018.

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

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Brandon, South Dakota, Snyder and Neligh, Nebraska, Delavan, Wisconsin, and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2018, the results of operations for the three-month period ended March 31, 2018 and the cash flows for the three-month period ended March 31, 2018.  These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at March 31, 2018 and December 31, 2017.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

New Accounting Standards

In March 2018, the FASB issued Accounting Standards Update No. 2018-05, Income Taxes (Topic 740) (“ASU 2018-05”). ASU 2018-05 is intended to provide guidance on the recognition of taxes payable or refundable for the current year and the recognition of deferred tax liabilities and deferred tax assets for the future tax consequences of events that have been recognized in our financial statements in the reporting period in which the Tax Cuts and Jobs Act was enacted. ASU 2018-05 went into effect when the Tax Cuts and Jobs Act was enacted on December 22, 2017 and includes a one-year remeasurement period. We are currently evaluating the impact that the enactment of the Tax Cuts and Jobs Act will have on our financial statements, but do not expect any resulting changes to have a material impact on our consolidated financial position, results of operations or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In February 2017, the FASB issued Accounting Standards Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). ASU 2017-05 is intended to provide guidance for when gains and losses on nonfinancial assets should be applied to a financial asset by defining the term “nonfinancial asset”. ASU 2017-05 became effective for us beginning in the first quarter of 2018. The adoption of the provisions of ASU 2017-05 did not have an impact on our consolidated financial position, results of operations or cash flows.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of ASU 2016-02 on our consolidated financial position, results of operations and cash flows. Upon adoption, we expect to recognize right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases.

In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842) (“ASU 2018-01”). The new standard provides an optional transition practical expedient to not evaluate under Topic 842 existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. We are currently evaluating the impact of our pending adoption of ASU 2018-01 on our consolidated financial position, results of operations and cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”).  Subsequently, the FASB provided additional guidance to clarify certain aspects of the standard in Accounting Standards Updates No. 2016-08, Revenue from Contracts with Customers (ASU 2014-09), Principal versus Agent Considerations (Reporting Revenue Gross versus Net); No. 2016-10, Revenue from Contracts with Customers (ASU 2014-09), Identifying Performance Obligations and Licensing; and No. 2016-12, Revenue from Contracts with Customers (ASU 2014-09), Narrow-Scope Improvements and Practical Expedients. ASU 2014-09, as amended, is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after  December 15, 2017, including interim periods within that reporting period, and  may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We adopted ASU 2014-09 as of  January 1, 2018 using the modified retrospective approach. See the “Adoption of Revenue Recognition Accounting Policy” section below for a description of the impact of the adoption of the provisions of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

In March 2016, the FASB issued Accounting Standards Update No. 2016-08, Revenue from Contracts with Customers (ASU 2014-09), Principal versus Agent Considerations (Reporting Revenue Gross versus Net) (“ASU 2016-08”). ASU 2016-08 clarifies the implementation guidance for principal-versus-agent considerations in the revenue recognition standard. A principal-versus-agent consideration applies to sales that involve two or more suppliers to a customer. Each participant in the sale must determine whether they control the good or service and are entitled to the gross amount of the transaction or are acting as an agent and should collect only a fee or commission for arranging the sale. ASU 2016-08 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective. We adopted ASU 2014-09 as of  January 1, 2018 using the modified retrospective approach. See the “Adoption of Revenue Recognition Accounting Policy” section below for a description of the impact of the adoption of the provisions of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

In April 2016, the FASB issued Accounting Standards Update No. 2016-10, Revenue from Contracts with Customers (ASU 2014-09), Identifying Performance Obligations and Licensing (“ASU 2016-10”). ASU 2016-10 clarifies the implementation guidance in ASU 2014-09 for identifying performance obligations and determining when to recognize revenue on licensing agreements for intellectual property. ASU 2016-10 removes the requirement to assess whether promised goods or services are performance obligations if they are immaterial to the contract with the customer and allows an entity to elect to account for shipping and handling activities that occur after the customer has obtained control of a good as an activity to fulfill the promise to transfer the good rather than as an additional promised service. ASU 2016-10 also includes implementation guidance on determining whether a license granted by an entity provides a customer with a right to use the intellectual property, which is satisfied at a point in time, or a right to access the intellectual property, which is satisfied over time. ASU 2016-10 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective. We adopted ASU 2014-09 as of  January 1, 2018 using the modified retrospective approach. See the “Adoption of Revenue Recognition Accounting Policy” section below for a description of the impact of the adoption of the provisions of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

In May 2016, the FASB issued Accounting Standards Update No. 2016-12, Revenue from Contracts with Customers (ASU 2014-09), Narrow-Scope Improvements and Practical Expedients (“ASU 2016-12”). ASU 2016-12 clarifies the implementation guidance on assessing collectability, presentation of sales taxes, non-cash consideration and completed contracts and contract modifications at transition. ASU 2016-12 will go into effect when the revenue standard issued in ASU 2014-09 becomes effective. We adopted ASU 2014-09 as of  January 1, 2018 using the modified retrospective approach. See the “Adoption of Revenue Recognition Accounting Policy” section below for a description of the impact of the adoption of the provisions of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

Adoption of Revenue Recognition Accounting Policy

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. We adopted ASU 2014-09 with a date of initial application of January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed below.

We applied ASU 2014-09 using the cumulative effect method by recognizing the cumulative effect of initially applying ASU 2014-09 as an adjustment to the opening balance of retained earnings at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under prior revenue recognition guidance. The details of the significant changes and quantitative impact of the changes are set out below.

Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Condensed Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 4 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers, except for contracts related to certain parts sales, do not contain a provision for product returns.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Revenue for parts sales for all segments is recognized at the time that control and risk of ownership has passed to the customer, which is generally when the ordered part is shipped to the customer. Historical return rates on parts sales have been immaterial. Accordingly, no return reserve has been recorded. Instead, returns are recognized as a reduction of revenue at the time that they are received.

For certain of our vehicles and chassis we sell separately priced service contracts that provide roadside assistance or extend certain warranty coverage beyond our base warranty agreements. These separately priced contracts range from 1 to 6 years from the date of the shipment of the related vehicle or chassis. We receive payment with the shipment of the related vehicle or at the inception of the extended service contract, if later, and recognize revenue over the coverage term of the agreement, generally on a straight-line basis, which approximates the pattern of costs expected to be incurred in satisfying the obligations under the contract.

Distinct revenue recognition policies for our segments are as follows:

Fleet Vehicles and Services

Our Walk-in vans and truck bodies are generally built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligation for these walk-in vans and truck bodies is satisfied as the vehicles are built. Accordingly, the revenue and corresponding cost of products sold associated with these contracts are recognized over time based on the inputs completed for a given performance obligation during the reporting period. Certain contracts will specify that a walk-in van or truck body is to be built on a chassis that we purchase and subsequently sell to the customer. The revenue on these contracts is recognized at the time that the performance obligation is satisfied and control and risk of ownership has passed to the customer, which is generally upon shipment of the vehicle from our manufacturing facility to the customer or receipt of the vehicle by the customer, depending on contract terms. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

Revenue for up-fit and field service contracts is recognized over time, as equipment is installed in the customer’s vehicle or as repairs and enhancements are made to the customer’s vehicles.  Revenue and the corresponding cost of products sold is estimated based on the inputs completed for a given performance obligation. Our performance obligation for up-fit and field service contracts is satisfied when the equipment installation or repairs and enhancements of the customer’s vehicle has been completed.

Payment on our fleet vehicles and services performance obligations is received an average of 35 days after revenue is recognized.

Emergency Response Vehicles

Our emergency response chassis and apparatuses are generally manufactured to order based on customer-supplied specifications. Due to the custom nature of the products and the attributes of the contracts, we do not have a ready alternative use for our emergency response chassis and apparatuses and we have an enforceable right to payment on the contracts. Accordingly, performance obligations for these custom ordered chassis and apparatuses are satisfied as the apparatuses and chassis are built. We recognize revenue and the corresponding cost of products sold on these contracts over time based on the inputs completed for a given performance obligation during the reporting period. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized. Payment is received an average of 48 days following the recognition of revenue for chassis and 103 days for complete apparatuses.

Revenue on certain emergency response chassis and apparatuses that are sold from stock or utilized as demonstration units is recognized at the point in time that the contract is received. Revenue related to modifications made to trucks sold from stock or that were utilized as demonstration units is recognized over time as the modifications are completed. Payment is received an average of 60 days following the recognition of revenue for stock or demonstrator units.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Specialty Chassis and Vehicles

We recognize revenue and the corresponding cost of products sold on the sale of motor home chassis when the performance obligation is completed and control and risk of ownership of the chassis has passed to our customer, which is generally upon shipment of the chassis to the customer.

Revenue and the corresponding cost of products sold associated with other specialty chassis is recognized over time based on the inputs completed for a given performance obligation during the reporting period. The performance obligations for other specialty chassis contracts are satisfied as the products are assembled. Payment is received an average of 24 days following the recognition of revenue for other specialty chassis.

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	Quarter Ended March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)

Income Statement

Sales	$173,038	$179,467	$(6,429)
Cost of products sold	150,880	157,684	(6,804)
Taxes	(48)	(126)	(78)
Net income	4,194	3,897	297

	March 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Contract assets	$41,051	$-	$41,051
Inventories	48,517	91,510	(42,993)
Net deferred tax assets	6,312	7,209	(897)

Liabilities
Deposits from customers	20,349	27,526	(7,177)
Other current liabilities and accrued expenses	13,727	13,352	375

Equity
Retained earnings	96,717	92,754	3,963

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The table below presents the cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASU 2014-09.

	December 31, 2017	Transition adjustments	January 1, 2018
Assets
Contract assets	$-	$30,559	$30,559
Inventory	77,692	(32,933)	44,759
Net deferred tax asset, long-term	7,284	(897)	6,387

Liabilities
Deposits from customers	25,422	(7,234)	18,188
Other current liabilities and accrued expenses	12,071	295	12,366

Equity
Retained earnings	88,855	3,668	92,523

Contract assets and liabilities

The table below discloses changes in contract assets and liabilities as of the periods indicated.

Description	Contract Assets Increase (Decrease)	Contract Liabilities Increase (Decrease)
Balance, January 1, 2018	$30,559	$18,188
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	-	(11,047)
Cash received in advance and not recognized as revenue	-	13,208
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(21,635)	-
Contract assets recognized, net of reclassification to receivables	32,127	-
Net change	10,492	2,161
Balance, March 31, 2018	$41,051	$20,349

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 months and beyond(1)	Total
Revenue expected to be recognized as of March 31, 2018:
Fleet Vehicles and Services	$252,948	$82,377	$335,325
Emergency Response Vehicles	177,012	13,922	190,934
Specialty Chassis and Vehicles	29,657	65	29,722
Total	$459,617	$96,364	$555,981

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $207 and $30 for one to 12 months and $1,100 and $29 for 13 months and beyond, respectively.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

For performance obligations that are satisfied over time, revenue is expected to be recognized evenly over the time period to complete the contract due to the assembly line nature of the business operations. For performance obligations that are satisfied at a point in time, revenue is expected to be recognized when the customer obtains control of the product, which is generally upon shipment from our facility. No amounts have been excluded from the transaction prices above related to the guidance on constraining estimates of variable consideration.

In the following tables revenue is disaggregated by primary geographical market and timing of revenue recognition for the three months ended March 31, 2018. The table also includes a reconciliation of the disaggregated revenue with the reportable segments.

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total

Primary geographical markets
United States	$58,521	$58,548	$48,147	$165,216	$(1,601)	$163,615
Other	1,170	8,164	89	9,423	-	9,423
Total sales	$59,691	$66,712	$48,236	$174,639	$(1,601)	$173,038

Timing of revenue recognition
Products transferred at a point in time	$5,182	$6,376	$41,268	$52,826	$-	$52,826

Products and services transferred over time	54,509	60,336	6,968	121,813	(1,601)	120,212
Total sales	$59,691	$66,712	$48,236	$174,639	$(1,601)	$173,038

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2018	2017
Finished goods	$8,825	$15,539
Work in process	3,618	15,980
Raw materials and purchased components	39,841	48,092
Reserve for slow-moving inventory	(3,767)	(1,919)
Total inventory	$48,517	$77,692

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $5,282 and $7,435 at March 31, 2018 and December 31, 2017.  When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Condensed Consolidated Statements of Operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 3 - DEBT

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Line of credit revolver (1):	$17,800	$17,800
Capital lease obligations	170	189
Total debt	17,970	17,989
Less current portion of long-term debt	(59)	(64)
Total long-term debt	$17,911	$17,925

(1)

On December 1, 2017, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. The credit facility matures  October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of  October 31, 2021. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. In January 2017, we borrowed $32,800 from our credit line to fund our acquisition of Smeal. At  March 31, 2018 and December 31, 2017, we had outstanding borrowings of $17,800 against our credit line.  During the quarter ended March 31, 2018, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with GM and Chrysler. This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 4, Commitments and Contingent Liabilities for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.375% (or one-month LIBOR plus 1.50%) at March 31, 2018.

Under the terms of the primary line of credit agreement, as amended, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $77,500 and $66,400 at March 31, 2018 and December 31, 2017, respectively. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At March 31, 2018 and December 31, 2017, we were in compliance with all covenants in our credit agreement.

NOTE 4 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At March 31, 2018 and December 31, 2017, we had outstanding letters of credit totaling $757 and $754 related to certain emergency response vehicle contracts and our workers compensation insurance.

At March 31, 2018, our subsidiaries and we were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $0 and $57 outstanding on our revolving credit line at March 31, 2018 and December 31, 2017. Under the terms of the bailment inventory agreements, these chassis never become our property and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the three months ended March 31, 2018 and 2017 were as follows:

	2018	2017
Balance of accrued warranty at January 1	$18,268	$19,334
Warranties issued during the period	1,516	1,740
Cash settlements made during the period	(2,583)	(3,358)
Changes in liability for pre-existing warranties during the period, including expirations	157	575
Assumed warranties outstanding at Smeal on January 1, 2017	-	1,900
Balance of accrued warranty at March 31	$17,358	$20,191

Spartan-Gimaex joint venture

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

In accordance with accounting guidance, we have accrued estimated costs representing the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results. There were no further wind-down charges recorded during the quarters ended March 31, 2018 or 2017.

Smeal contingent consideration

On January 1, 2017, Spartan USA acquired substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. (collectively “Smeal). Pursuant to our purchase of Smeal, we are required to pay additional consideration to the former owners of Smeal in the form of a tax gross-up payment. The purchase agreement specified that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ended December 31, 2017 that result from the transaction. $1,400 for the estimated amount of the payment was recorded as a contingent liability appearing within Other current liabilities on our Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 5 – TAXES

Our effective income tax rate was (1.1)% for the three months ended March 31, 2018, compared to (8.2)% for the three months ended March 31, 2017. Our effective tax rate in 2018 was impacted by the recording of a discrete item related to the difference in stock compensation expense recognized for book purposes and tax purposes that reduced our tax expense by $1,355 in the first quarter of 2018, partially offset by $249 of increases for other discrete items. Our effective tax rate for the first quarter of 2017 was impacted by the deferred tax asset valuation allowance recorded in 2015, which resulted in a tax rate applied to first quarter 2017 earnings of 0% due to our ability to offset that period’s tax liability against our recorded valuation allowance. Tax expense of $83 recorded in the first quarter of 2017 consisted of adjustments for uncertain tax positions, an adjustment in the valuation allowance, and the recognition of certain state minimum income taxes.

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition, the impact of fair value adjustments to inventory acquired from Smeal, and the impact on the timing of the recognition of gross profit for our chassis that are utilized by our recently acquired Smeal operations. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2018 annual meeting of shareholders, which proxy statement was filed with the SEC on April 12, 2018.

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

The accounting policies of the segments are the same as those described, or referred to, in Note 1 - General and Summary of Accounting Policies. Assets and related depreciation expense in the column labeled “Eliminations and other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are included in the column labeled “Eliminations and other”. Segment loss from operations in the “Eliminations and other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Three Months Ended March 31, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$-	$64,107	$-	$-	$64,107
Fleet vehicle sales	49,825	-	1,601	(1,601)	49,825
Motor home chassis sales	-	-	39,567	-	39,567
Other specialty vehicle sales	-	-	5,367	-	5,367
Aftermarket parts and accessories sales	9,866	2,605	1,701	-	14,172

Total sales	$59,691	$66,712	$48,236	$(1,601)	$173,038

Depreciation and amortization expense	$607	$624	$366	$855	$2,452
Adjusted EBITDA	4,590	1,242	3,121	(3,350)	5,603
Segment assets	79,584	112,142	29,323	87,151	308,200
Capital expenditures	804	125	56	1,052	2,037

Three Months Ended March 31, 2017

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Emergency response vehicle sales	$-	$77,985	$-	$-	$77,985
Fleet vehicle sales	43,142	-	-	-	43,142
Motor home chassis sales	-	-	26,084	-	26,084
Other specialty vehicle sales	-	-	4,822	-	4,822
Aftermarket parts and accessories sales	10,778	2,217	2,047	-	15,042

Total sales	$53,920	$80,202	$32,953	$-	$167,075

Depreciation and amortization expense	$876	$552	$310	$587	$2,325
Adjusted EBITDA	6,244	(1,337)	1,533	(2,251)	4,189
Segment assets	63,516	149,056	31,074	70,163	313,809
Capital expenditures	249	183	24	899	1,355

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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Total segment adjusted EBITDA	$8,953	$6,440
Add (subtract):
Interest expense	(323)	(264)
Depreciation and amortization expense	(2,452)	(2,325)
Restructuring expense	(20)	(642)
Acquisition expense	(162)	(672)
Impact of intercompany chassis shipments to Smeal	-	(1,112)
Impact of inventory fair value step-up	-	(189)
Impact of net working capital acquisition adjustment	1,500	-
Joint venture expenses	-	(1)
Unallocated corporate expenses	(3,350)	(2,251)
Consolidated income (loss) before taxes	$4,146	$(1,016)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower Company brand names. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q.

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

Executive Overview

●	Revenue of $173.0 million in the first quarter of 2018, an increase of 3.5% compared to $167.1 million in the first quarter of 2017.
●	Gross profit of $22.2 million in the first quarter of 2018, an increase of 35.4% compared to $16.4 million in the first quarter of 2017.
●	Gross Margin of 12.8% in the first quarter of 2018, compared to 9.8% in the first quarter of 2017.
●	Operating expense of $19.3 million, or 11.0% of sales in the first quarter of 2018, compared to $17.2 million or 10.3% of sales in the first quarter of 2017.
●	Operating income of $2.9 million in the first quarter of 2018, compared to a loss of $0.8 million in the first quarter of 2017.
●	Net income of $4.2 million in the first quarter of 2018, compared to a net loss of $1.1 million in the first quarter of 2017.
●	Earnings per share of $0.12 in the first quarter of 2018, compared to a loss per share of $0.03 in the first quarter of 2017.
●

Order backlog of $554.6 million at March 31, 2018, an increase of $203.3 million, or 57.9% from our backlog of $351.3 million at March 31, 2017. $214.0 million of the backlog at March 31, 2018 relates to an order received from the United States Postal Service that will be fulfilled beginning in the second quarter of 2018 through 2019.

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

●

Our alliance with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides Spartan with exclusive access to Motiv’s EPICTM all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans. This alliance demonstrates Spartan’s ability to innovate and advance the markets we serve, and places us ahead of the curve in the EV fleet market.

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

●

Spartan Connected Coach, a technology bundle for our motor home chassis that includes a 15-inch digital dash displaying gauge functions, tire pressure monitoring, blind spot indicators, navigation, and other information. Connected Coach also offers passive keyless start and adjustable Adaptive Cruise Control, and brings proven automotive technology to the RV market.

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

The following section provides a narrative discussion about our financial condition and results of operations. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2018	2017
Sales	100.0	100.0
Cost of products sold	87.2	90.1
Restructuring charges	0.0	0.1
Gross profit	12.8	9.8
Operating expenses:
Research and development	0.8	1.3
Selling, general and administrative	10.3	8.7
Restructuring charges	0.0	0.3

Operating income (loss)	1.7	(0.5)
Other income (expense), net	0.7	(0.1)

Income (loss) before taxes	2.4	(0.6)
Taxes	(0.0)	0.0

Net income (loss)	2.4	(0.7)

We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) on January 1, 2018. Our adoption of ASU 2014-09 resulted in changes to our revenue recognition policy whereby we now recognize revenue on certain of our product as they are produced rather than at the time of shipment to the customer, among certain other changes. Please see Note 1, General and Summary of Accounting Policies, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further information regarding our adoption of ASU 2014-09.

Quarter Ended March 31, 2018 Compared to the Quarter Ended March 31, 2017

Sales

For the quarter ended March 31, 2018, we reported consolidated sales of $173.0 million, compared to $167.1 million for the first quarter in 2017 an increase of $5.9 million or 3.5%. This increase reflects sales increases of $15.2 million in our Specialty Chassis and Vehicles segment and $5.8 million in our Fleet Vehicles and Services segment. These increases were partially offset by a $13.5 million decrease in sales in our Emergency Response Vehicles segment and intersegment eliminations of $1.6 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $150.9 million in the first quarter of 2018, compared to $150.7 million in the first quarter of 2017, an increase of $0.2 million or 0.1%. Cost of products sold increased by $2.2 million due to the higher sales volume in 2018 and $0.7 million due to start-up costs incurred at our Ephrata truck body operations. These increases were partially offset by a decrease of $2.7 million due to operational improvements impacting the first quarter of 2018. As a percentage of sales, cost of products sold decreased to 87.3% in the first quarter of 2018, compared to 90.2% in the first quarter of 2017. 150 basis points of the increase was due to the operational improvements impacting the first quarter of 2018, while 100 basis points was due to product mix experienced in 2018 and 90 basis points was due to pricing changes impacting 2018. These increases were partially offset by a 40 basis point decrease due to the start-up costs incurred at our Ephrata truck body operations.

Gross Profit

Gross profit was $22.2 million for the first quarter of 2018, compared to $16.4 million for the first quarter of 2017, an increase of $5.8 million, or 35.4%. $2.7 million of this increase was due to operational improvements that impacted the first quarter of 2018, $2.2 million was due to favorable product mix in 2018 and $1.6 million was due to pricing changes that impacted 2018. These increases were partially offset by $0.7 million decrease due to start-up costs incurred in our Ephrata truck body operations. Gross margin increased to 12.8% from 9.8% over the same period, with 150 basis points of the increase due to the operational improvements impacting the first quarter of 2018, 100 basis points due to product mix experienced in 2018 and 90 basis points due to pricing changes impacting 2018. These increases were partially offset by a 40 basis point decrease due to the start-up costs incurred at our Ephrata truck body operations.

Operating Expenses

Operating expense was $19.3 million for the first quarter of 2018, compared to $17.2 million for the first quarter of 2017, an increase of $2.1 million or 12.2%. Research and development expense in the first quarter of 2018 was $1.4 million, compared to $2.1 million in the first quarter of 2017, a decrease of $0.7 million, or 33.3%, mainly due to lower spending on product development and certification projects in our Emergency Response Vehicles segment. Selling, general and administrative expense was $17.9 million in the first quarter of 2018, compared to $14.6 million for the first quarter of 2017, an increase of $3.3 million or 22.6%. $1.4 million of this increase was due to higher compensation related costs in 2018, mainly stock compensation related charges. An additional $1.3 million of the increase was due to higher external consulting costs related to operational improvement projects and $0.6 million was due to higher spending on marketing and trade shows. Restructuring charges decreased by $0.5 million in the first quarter of 2018, compared to the same period of 2017 as projects related to a company-wide effort to streamline operations and integrate our Smeal acquisition were completed.

Taxes

Our effective income tax rate was (1.1)% in the first quarter of 2018, compared to (8.2)% in the first quarter of 2017. Our effective tax rate in 2018 was impacted by the recording of a discrete item related to the difference in stock compensation expense recognized for book purposes and tax purposes that reduced our tax expense by $1.4 million in the first quarter of 2018, partially offset by $0.2 million of increases for other discrete items. Our effective tax rate for the first quarter of 2017 was impacted by the deferred tax asset valuation allowance recorded in 2015, which resulted in a tax rate applied to first quarter 2017 earnings of 0% due to our ability to offset that period’s tax liability against our recorded valuation allowance. Tax expense of $0.1 million recorded in the first quarter of 2017 consisted of adjustments for uncertain tax positions, an adjustment in the valuation allowance, and the recognition of certain state minimum income taxes.

Interest and other income

Interest and other income was $1.6 million in the first quarter of 2018, compared to $0.1 million for the first quarter of 2017, an increase of $1.5 million or 1,500.0%, due to the receipt of a net working capital adjustment in March 2018 related to our acquisition of substantially all of the assets and certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. (collectively “Smeal”) on January 1, 2017. Because this adjustment was received after the expiration of the adjustment period, it was recognized in other income and expense rather than on the opening balance sheet for Smeal.

Net Earnings (loss)

We recorded net earnings of $4.2 million or $0.12 per share for the first quarter of 2018, compared to a net loss of $1.1 million or $0.03 per share, for the first quarter of 2017. Driving the increase in net income for the three months ended March 31, 2018 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA in the first quarter of 2018 was $5.6 million, compared to $4.2 million for the first quarter of 2017, an increase of $1.4 million or 33.3%. This increase was due to increases of $2.6 million due to operational improvements, $1.6 million due to pricing changes that impacted 2018, $0.9 million due to a favorable product mix in 2018 and $0.7 million due to reduced research and development spending. These increases were partially offset by decreases of $0.7 million due to start-up costs related to our Ephrata, Pennsylvania truck body manufacturing operations, $1.4 million due to higher compensation expense, $1.7 million due to higher external consulting costs and $0.6 million due to higher marketing spending in 2018. The change due to operational improvements presented for adjusted EBITDA excludes $0.1 million related to restructuring charges, while the change due to product mix excludes $1.3 million of impact of the timing difference of chassis sales and inventory value step-up related to our acquisition of Smeal in 2017, and the change related to consulting costs excludes $0.4 million related to acquisition charges, compared to the results presented in Cost of Products Sold and Operating Expenses above.

Adjusted net income

Our consolidated adjusted net income in the first quarter of 2018 was $3.3 million, compared to $1.3 million for the first quarter of 2017, an increase of $2.0 million or 153.8%. This increase was due to the factors impacting adjusted EBITDA described above, as well as a $1.4 million tax benefit resulting from the appreciation in value of equity based compensation that vested during the first quarter of 2018. These increases were partially offset by increases in tax expense in 2018 of $0.4 million related to adjustments to our deferred tax assets and $0.4 million due to the tax impact of the adjustments presented.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted net income, which are both non-GAAP financial measures. These non-GAAP financial measures are calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this Form 10-Q, such items include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, expenses related to business acquisition activities, the impact of the step-up in inventory value associated with a recent business acquisition, the impact of the business acquisition on the timing of chassis revenue recognition, the impact of a net working capital adjustment that was finalized after the allowable adjustment period, and the impact that our deferred tax asset valuation allowance that we recorded in 2015 has had on our tax expense and net income in 2017.

We present the non-GAAP financial measures adjusted EBITDA and adjusted net income because we consider them to be important supplemental measures of our performance. The presentation of adjusted EBITDA enables investors to better understand our operations by removing items that we believe are not representative of our continuing operations and may distort our longer term operating trends. The presentation of adjusted net income enables investors to better understand our operations by removing the impact of tax adjustments, including the impact that our deferred tax asset valuation allowance that we recorded in 2015 has had on our tax expense and net income in 2017, and other items that we believe are not indicative of our longer term operating trends. We believe these measures to be useful to improve the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not indicative of our continuing operating performance. We believe that presenting these non-GAAP financial measures is useful to investors because it permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained in the absence of these disclosures.

Our management uses adjusted EBITDA to evaluate the performance of and allocate resources to our segments. In addition, non-GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, and comparing our financial performance with our peers. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual and long-term incentive compensation for our management team.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	2018	2017
Net income (loss) attributable to Spartan Motors, Inc.	$4,194	$(1,098)
Add (subtract):
Restructuring charges	20	642
Impact of acquisition on timing of chassis revenue recognition	-	1,112
Impact of step-up in inventory value resulting from acquisition	-	189
Impact of acquisition adjustment for net working capital	(1,500)	-
Acquisition related expenses	162	672
Deferred tax asset valuation allowance	74	466
Tax effect of adjustments	315	(719)
Adjusted net income attributable to Spartan Motors, Inc.	$3,265	$1,264

Net income (loss) attributable to Spartan Motors, Inc.	$4,194	$(1,098)
Add (subtract):
Depreciation and amortization	2,452	2,325
Taxes on income	(48)	83
Interest expense	323	264
Restructuring charges	20	642
Impact of acquisition on timing of chassis revenue recognition	-	1,112
Impact of step-up in inventory value resulting from acquisition	-	189
Acquisition related expenses	162	672
Impact of acquisition adjustment for net working capital	(1,500)	-
Adjusted EBITDA	$5,603	$4,189

Order Backlog

A summary of our order backlog by reportable segment is in the following table (in thousands).

	March 31, 2018	March 31, 2017
Fleet Vehicles and Services	$335,325	$113,960
Emergency Response Vehicles	189,627	214,463
Specialty Chassis and Vehicles	29,663	22,847
Total consolidated	$554,615	$351,270

Our Fleet Vehicles and Services backlog increased by $221.3 million, or 194.1%, mainly due to a $214.3 million contract received in September, 2017 to supply delivery vehicles, which will be fulfilled through 2019. Our Emergency Response Vehicles backlog decreased by $24.9 million, or 11.6%, primarily due to a reduction in order intake resulting from a more selective bid process established in 2016 as part of our turnaround strategy. Our Specialty Chassis and Vehicles segment backlog increased by $6.9 million, or 30.3%, due to strong motor home chassis order intake driven by new model introductions and pricing adjustments enacted in 2017. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 12 months, for our Fleet Vehicles and Services segment over the next 6 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Fleet Vehicles and Services, Emergency Response Vehicles, and Specialty Chassis and Vehicles. Our Specialty Chassis and Vehicles segment now manufactures certain fleet vehicles due to a realignment of our operating segments completed during the second quarter of 2017. These vehicles are sold via intercompany transactions to our Fleet Vehicles and Services segment, which then sells the vehicles to the final customer. Segment results from prior periods reflect the estimated impact of this realignment as if it had been in place for those periods.

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition, the impact of fair value adjustments to inventory acquired from Smeal, and the impact on the timing of the recognition of gross profit for our chassis that are utilized by our recently acquired Smeal operations. We exclude these items from earnings because we believe they are incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2018 annual meeting of shareholders, which proxy statement was filed with the SEC on April 12, 2018.

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

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Total segment adjusted EBITDA	$8,953	$6,440
Add (subtract):
Interest expense	(323)	(264)
Depreciation and amortization expense	(2,452)	(2,325)
Restructuring expense	(20)	(642)
Acquisition expense	(162)	(672)
Impact of intercompany chassis shipments to Smeal	-	(1,112)
Impact of step-up in inventory value resulting from acquisition	-	(189)
Impact of acquisition adjustment for net working capital	1,500	-
Joint venture expenses	-	(1)
Unallocated corporate expenses	(3,350)	(2,251)
Consolidated income (loss) before taxes	$4,146	$(1,016)

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name.

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

Fleet Vehicles and Services

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%

Sales	$59,691	100.0%	$53,920	100.0%

Adjusted EBITDA	4,590	7.7%	6,244	11.6%

Segment assets	79,584		63,516

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

Sales in our Fleet Vehicles and Services segment were $59.7 million for the first quarter of 2018, compared to $53.9 million for the first quarter of 2017, an increase of $5.8 million or 10.7% driven by a $4.8 million increase in vehicle unit volume in the first quarter of 2018 along with a $1.0 million increase driven by a more favorable product mix in 2018. Our adoption of ASU 2014-09 on January 1, 2018 resulted in the recognition of an additional $5.0 million of revenue in our Fleet Vehicles and Services segment than would have been recognized under previous guidance. There were no changes in pricing of products sold by our Fleet Vehicles and Services segment that had a significant impact on our financial statements when comparing the first quarter of 2018 to the first quarter of 2017.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the first quarter of 2018 was $4.6 million compared to $6.2 million in the first quarter of 2017, a decrease of $1.6 million or 25.8%. $0.9 million of the decrease was due to the sales mix experienced in 2018, with the remainder of the decrease due to start-up costs incurred at our Ephrata, Pennsylvania truck body operations. Our adoption of ASU 2014-09 on January 1, 2018 resulted in an increase in the adjusted EBITDA in our Fleet Vehicles and Services segment of $1.6 million compared to the adjusted EBITDA that would have been recognized under our previous recognition policy primarily due to the timing of revenue recognized on certain of our equipment up-fit contracts.

Emergency Response Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%

Sales	$66,712	100.0%	$80,202	100.0%

Adjusted EBITDA	1,242	1.9%	(1,337)	(1.7)%

Segment assets	112,142		149,059

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

Sales in our Emergency Response Vehicles segment were $66.7 million in the first quarter of 2018, compared to $80.2 million in the same period of 2017, a decrease of $13.5 million, or 16.8%, driven by a decrease in sales related to our Smeal acquisition, which experienced an unusually high shipment volume in the first quarter of 2017. This decrease was partially offset by a $1.6 million increase due to pricing changes realized in 2018. Our adoption of ASU 2014-09 on January 1, 2018 resulted in the recognition of $11.4 million less revenue in our Emergency Response Vehicles segment than would have been recognized under previous guidance.

Adjusted EBITDA for our Emergency Response Vehicles segment was $1.2 million in the first quarter of 2018, an increase of $2.5 million compared to $(1.3) million in the first quarter of 2017. $1.6 million of this increase was due to the pricing increases realized in the first quarter of 2018, with the remainder mainly due to operational improvements impacting the first quarter of 2018. Our adoption of ASU 2014-09 on January 1, 2018 resulted in a decrease in the adjusted EBITDA in our Emergency Response Vehicles segment of $1.2 million compared to the adjusted EBITDA that would have been recognized under our previous revenue recognition policy. This decrease is primarily due to chassis that were recorded as part of work-in process inventory at December 31, 2017. As a result of the change in revenue recognition guidance, we were not able to recognize revenue and income on these chassis, but instead recorded the impact directly to retained earnings through the transition adjustment.

Specialty Chassis and Vehicles

Financial Data
(Dollars in thousands)
	Three Months Ended March 31,
	2018		2017
	Amount	%	Amount	%

Sales	$48,236	100.0%	$32,953	100.0%

Adjusted EBITDA	3,121	6.5%	1,533	4.7%

Segment assets	29,323		31,074

Comparison of the Three-Month Periods Ended March 31, 2018 and 2017

Sales in our Specialty Chassis and Vehicles segment were $48.2 million in the first quarter of 2018, compared to $33.0 million in 2017, an increase of $15.2 million or 46.4%. $13.5 million of the increase was due to higher motor home chassis sales resulting from higher unit volumes. Intercompany sales of fleet vehicles added $1.6 million in sales to the first quarter of 2018. Sales of other specialty vehicles increased by $0.5 million due to higher unit volumes in our contract manufacturing operations. A $0.4 million decrease in parts sales partially offset these increases. Our adoption of ASU 2014-09 in January, 2018 had an immaterial impact on revenue in our Specialty Chassis and Vehicles segment. There were no changes in pricing of products sold by our Specialty Chassis and Vehicles segment that had a significant impact on our financial statements when comparing the first quarter of 2018 to the first quarter of 2017.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the first quarter of 2018 was $3.1 million, compared to $1.5 million in the same period of 2017, an increase of $1.6 million or 106.7%. The increase was driven, in approximately equal parts, by the increase in motor home chassis sales volume and the mix of products sold in the first quarter of 2018. Our adoption of ASU 2014-09 in January, 2018 had an immaterial impact on the adjusted EBITDA of our Specialty Chassis and Vehicles segment.

Financial Condition

Balance Sheet at March 31, 2018 compared to December 31, 2017

For line items impacted by our adoption of the new revenue recognition standard on January 1, 2018, please see “Note 1 – General and Summary of Accounting Policies” in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this Form 10-Q for further information regarding the impact of this new accounting standard.

Cash decreased by $4.1 million, or 12.2%, to $29.4 million at March 31, 2018 from $33.5 million at December 31, 2017. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first quarter of 2018.

Inventory decreased by $29.2 million, or 37.6%, to $48.5 million at March 31, 2018 compared to $77.7 million at December 31, 2017 mainly due to the transfer of in-process production to contract assets as a result of adopting the new revenue recognition standard on January 1, 2018. This decrease was offset by an increase at our Fleet Vehicles and Services segment of $12.1 million due to the ramp up of production.

Contract assets increased to $41.1 million at March 31 2018 compared to $0 at December 31 2017 as a result of adopting the new revenue recognition standard on January 1, 2018, whereby we now recognize a contract asset for performance obligations that have been completed but have not yet been invoiced to the customer.

Net deferred tax assets decreased by $1.0 million or 13.7% to $6.3 million at March 31 2018 from $7.3 million at December 31, 2017 as a result of adopting the new revenue recognition standard.

Accounts payable increased by $9.4 million or 23.2% to $50.0 million at March 31, 2018 compared to $40.6 million at December 31, 2017 due to the timing of payments and the ramp up in production following our traditional year-end shut down in December.

Accrued compensation and related taxes decreased by $4.3 million or 32.3% to $9.0 million at March 31, 2018 compared to $13.3 million at December 31, 2017 due to the payout of accrued 2017 incentive compensation in the first quarter of 2018.

Deposits from customers decreased by $5.1 million or 20.1% to $20.3 million at March 31, 2018 compared to $25.4 million at December 31, 2017 due to a $7.2 million decrease as a result of adopting the new revenue recognition standard, whereby the liability for deposits is reduced when the related performance obligation has been satisfied. This decrease was partially offset by a $2.1 million increase due to more prepayments received than applied to invoices during the first quarter of 2018 in our Emergency Response Vehicles segment.

Other current liabilities and accrued expenses increased by $1.6 million, or 13.2%, to $13.7 million at March 31, 2018 from $12.1 million at December 31, 2017 due to the timing of accruals for various expenses incurred but not paid.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $4.1 million to $29.4 million at March 31, 2018, compared to $33.5 million at December 31, 2017. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $0.4 million of cash from operating activities during the three months ended March 31, 2018, a decrease of $0.9 million from $1.3 million of cash generated from operating activities for the three months ended March 31, 2017. Cash flow from operating activities decreased from 2017 due to a $14.7 million increase in cash utilized in the fulfilment of customer orders (including changes in accounts receivable, inventory, contract assets, and customer deposits). This decrease was partially offset by a $5.2 million increase in net income net of non-cash charges in 2018 and an $8.6 million increase in cash generated through changes in other working capital items, mainly accounts payable and compensation related accruals.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three-month period ended March 31, 2018.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $2.0 million in investing activities in the first quarter of 2018, mainly for acquisition of capital assets related to our operations, a $28.2 million decrease compared to the $30.2 million utilized in the first quarter of 2017, which included our acquisition of Smeal.

During the remainder of 2018, we expect to make additional cash capital investments of $10.0 million to $15.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We utilized $2.5 million of cash through financing activities in the first quarter of 2018, compared to $32.3 million generated in the first quarter of 2017. This decrease is due to the draw from our existing $100 million line of credit to fund our acquisition of Smeal on January 1, 2017.

Working Capital

Our working capital was as follows (in thousands):

	March 31, 2018	December 31, 2017	Change

Current assets	$207,185	$198,787	$8,398

Current liabilities	110,479	109,732	747

Working capital	$96,706	$89,055	$7,651

The increase in our working capital at March 31, 2018 from December 31, 2017, results from changes in cash, inventory and contract assets, which were partially offset by increases in accounts payable and deposits from customers. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

Smeal contingent consideration

In connection with our acquisition of Smeal in January 2017, the former owners of Smeal may receive additional consideration in the form of a tax gross-up payment. The purchase agreement specifies that Spartan will make a payment to the former owners of Smeal to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that result from the transaction. $1.4 million for the estimated amount of the payment was recorded as a contingent liability appearing within Other current liabilities on our Condensed Consolidated Balance Sheets at December 31, 2017 and March 31, 2018.

Debt

On December 1, 2017, we entered into a First Amendment to our Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.00%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal. At March 31, 2018 and December 31, 2017, we had outstanding borrowings of $17.8 million against our credit line. During the quarter ended March 31, 2018, and in future quarters, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 4, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.375% (or one-month LIBOR plus 1.50%) at March 31, 2018.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At March 31, 2018 and December 31, 2017, we had outstanding letters of credit totaling $0.8 million and $0.8 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the primary line of credit agreement, as amended, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $77.5 million at March 31, 2018 and $66.4 million at December 31, 2017. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At March 31, 2018, we were in compliance with all covenants in our credit agreement, and, based on our outlook for 2018, we expect to be able to meet these covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of March 31, 2018 and December 31, 2017 due and payable over the next five years.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At March 31, 2018 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us approximately $17.3 million based on the closing price of our stock on April 26, 2018. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2018 and 2017 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)
May 2, 2018	May 15, 2018	June 15, 2018	$0.05	$	N/A
Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	0.05		1,753
May 2, 2017	May 15, 2017	June 15, 2017	0.05		1,755

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion of critical accounting policies and estimates is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 3, 2018. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

Revenue Recognition - Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Condensed Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold. Our contracts with customers, except for contracts related to certain parts sales, do not contain a provision for product returns.

Revenue for parts sales for all segments is recognized at the time that control and risk of ownership has passed to the customer, which is generally when the ordered part is shipped to the customer. Historical return rates on parts sales have been immaterial. Accordingly, no return reserve has been recorded. Instead, returns are recognized as a reduction of revenue at the time that they are received.

For certain of our vehicles and chassis we sell separately priced service contracts that provide roadside assistance or extend certain warranty coverage beyond our base warranty agreements. These separately priced contracts range from 1 to 6 years from the date of the shipment of the related vehicle or chassis. We receive payment with the shipment of the related vehicle or at the inception of the extended service contract, if later, and recognize revenue over the coverage term of the agreement, generally on a straight-line basis, which approximates the pattern of costs expected to be incurred in satisfying the obligations under the contract.

See Note 1, General and Summary of Accounting Policies, of the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q for more information regarding our revenue recognition policies.

Distinct revenue recognition policies for our segments are as follows:

Fleet Vehicles and Services

Our Walk-in vans and truck bodies are generally built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligation for these walk-in vans and truck bodies is satisfied as the vehicles are built. Accordingly, the revenue and corresponding cost of products sold associated with these contracts are recognized over time based on the inputs completed for a given performance obligation during the reporting period. Certain contracts will specify that a walk-in van or truck body is to be built on a chassis that we purchase and subsequently sell to the customer. The revenue on these contracts is recognized at the time that the performance obligation is satisfied and control and risk of ownership has passed to the customer, which is generally upon shipment of the vehicle from our manufacturing facility to the customer or receipt of the vehicle by the customer, depending on contract terms. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

Revenue for up-fit and field service contracts is recognized over time, as equipment is installed in the customer’s vehicle or repairs and enhancements are made to customer’s vehicles. Revenue and the corresponding cost of products sold is estimated based on the inputs completed for a given performance obligation. Our performance obligation for up-fit and field service contracts is satisfied when the equipment installation or repairs and enhancements of the customer’s vehicle has been completed.

Emergency Response Vehicles

Our emergency response chassis and apparatuses are generally manufactured to order based on customer-supplied specifications. Due to the custom nature of the products and the attributes of the contracts, we do not have a ready alternative use for our emergency response chassis and apparatuses and we have an enforceable right to payment on the contracts. Accordingly, performance obligations for these custom ordered chassis and apparatuses are satisfied as the apparatuses and chassis are built. We recognize revenue and the corresponding cost of products sold on these contracts over time based on the inputs completed for a given performance obligation during the reporting period. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

Revenue on certain emergency response chassis and apparatuses that are sold from stock or utilized as demonstration units is recognized at the point in time that the contract is received. Revenue related to modifications made to trucks sold from stock or that were utilized as demonstration units is recognized over time as the modifications are completed.

Specialty Chassis and Vehicles

We recognize revenue and the corresponding cost of products sold on the sale of motor home chassis when the performance obligation is completed and control and risk of ownership of the chassis has passed to our customer, which is generally upon shipment of the chassis to the customer.

Revenue and the corresponding cost of products sold associated with other specialty chassis is recognized over time based on the inputs completed for a given performance obligation during the reporting period. The performance obligations for other specialty chassis contracts are satisfied as the products are assembled.

Accounts Receivable - We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally, this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past due amounts from year to year. However, generally, our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has caused the greatest fluctuation in the allowance for doubtful accounts balance historically. Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017 for further details.

Inventories – Our inventories are stated at the lower of first-in, first-out cost or net realizable value. Estimated inventory allowances for slow-moving inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Goodwill and Other Indefinite-Lived Intangible Assets – In accordance with authoritative guidance on goodwill and other indefinite-lived intangible assets, such assets are tested for impairment at least annually and written down when and to the extent impaired. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.

At March 31, 2018 and December 31, 2017, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2017 using a discounted cash flow valuation.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of March 31, 2018, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change due to changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.

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

Since October 1, 2017, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Fleet Vehicles and Services, Emergency Response Vehicles, or Specialty Chassis and Vehicles reporting units or our indefinite-lived intangible assets below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017.

See Note 1, General and Summary of Accounting Policies and Note 5, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2017 for further details on our goodwill and indefinite-lived intangible assets.

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 4, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

Provision for Income Taxes - We account for income taxes under a method that requires deferred income tax assets and liabilities to be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Authoritative guidance also requires deferred income tax assets, which include state tax credit carryforwards, operating loss carryforwards and deductible temporary differences, be reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred income tax assets will not be realized.

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

Our primary market risk exposure is a change in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2018, we had $17.8 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond our control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Quarterly Report on Form 10-Q for a discussion of the limitations on our responsibility for such statements.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2018. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2017 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended March 31, 2018, no shares were repurchased under this authorization.

During the quarter ended March 31, 2018, there were 152,855 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31	10,234	$15.75	-	1,000,000
February 1 to February 28	-	-	-	1,000,000
March 1 to March 31	142,621	17.20	-	1,000,000
Total	152,855	$17.10	-	1,000,000

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

      (a)      List of Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit Number	Document

10.1	Management severance plan.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 3, 2018	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Document

10.1	Management severance plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document