Form 10-Q
period 2018-06-30
SPARTAN MOTORS INC
filed 2018-08-02
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2018.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ___________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2018
Common stock, $.01 par value	35,191,344 shares

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$21,664	$33,523
Accounts receivable, less allowance of $141 and $139	92,556	83,147
Contract assets	46,418	-
Inventories	64,613	77,692
Other current assets	4,441	4,425
Total current assets	229,692	198,787

Property, plant and equipment, net	54,630	55,177
Goodwill	27,417	27,417
Intangible assets, net	9,019	9,427
Other assets	2,614	3,072
Net deferred tax asset	6,312	7,284
TOTAL ASSETS	$329,684	$301,164

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$78,574	$40,643
Accrued warranty	16,194	18,268
Accrued compensation and related taxes	10,800	13,264
Deposits from customers	15,067	25,422
Other current liabilities and accrued expenses	8,680	12,071
Current portion of long-term debt	57	64
Total current liabilities	129,372	109,732

Other non-current liabilities	4,782	5,238
Long-term debt, less current portion	17,896	17,925
Total liabilities	152,050	132,895
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,194 and 35,097 outstanding	352	351
Additional paid in capital	79,239	79,721
Retained earnings	98,701	88,855
Total Spartan Motors, Inc. shareholders’ equity	178,292	168,927
Non-controlling interest	(658)	(658)
Total shareholders’ equity	177,634	168,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$329,684	$301,164

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Sales	$183,981	$169,739	$357,019	$336,814
Cost of products sold	157,612	150,232	308,492	300,763
Restructuring charges	-	6	-	156
Gross profit	26,369	19,501	48,527	35,895

Operating expenses:
Research and development	1,817	1,524	3,205	3,666
Selling, general and administrative	19,040	16,503	36,911	31,104
Restructuring charges	797	319	817	812
Total operating expenses	21,654	18,346	40,933	35,582

Operating income	4,715	1,155	7,594	313

Other income (expense):
Interest expense	(270)	(129)	(592)	(393)
Interest and other income	832	190	2,425	280
Total other income (expense)	562	61	1,833	(113)

Income before taxes	5,277	1,216	9,427	200

Taxes	1,537	92	1,490	175

Net income	3,740	1,124	7,937	25

Less: net loss attributable to non-controlling interest	-	-	-	(1)

Net income attributable to Spartan Motors Inc.	$3,740	$1,124	$7,937	$26

Basic net earnings per share	$0.11	$0.03	$0.23	$0.00

Diluted net earnings per share	$0.11	$0.03	$0.23	$0.00

Basic weighted average common shares outstanding	35,260	35,127	35,177	34,768
Diluted weighted average common shares outstanding	35,260	35,127	35,177	34,768

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income	$7,937	$25
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,038	4,690
Loss on disposal of assets	-	1
Accruals for warranty	3,323	4,909
Expense from changes in fair value of contingent consideration	(693)	-
Deferred income taxes	3	63
Stock based compensation related to stock awards	2,189	1,513
(Increase) decrease in operating assets:
Accounts receivable	(9,409)	(17,379)
Contract assets	(15,859)	-
Inventories	(19,854)	32,904
Income taxes receivable	-	618
Other assets	(16)	110
Increase (decrease) in operating liabilities:
Accounts payable	37,931	6,740
Cash paid for warranty repairs	(5,397)	(7,059)
Accrued compensation and related taxes	(2,464)	(4,890)
Deposits from customers	(3,121)	(25,410)
Other current liabilities and accrued expenses	(414)	1,146
Other long term liabilities	(173)	1,898
Taxes on income	(1,631)	88
Total adjustments	(10,547)	(58)
Net cash used in operating activities	(2,610)	(33)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,083)	(2,438)
Proceeds from sale of property, plant and equipment	-	-
Acquisition of business, net of cash acquired	-	(28,915)
Net cash used in investing activities	(4,083)	(31,353)

Cash flows from financing activities:
Proceeds from long-term debt	-	32,800
Payments on long-term debt	(36)	(10,033)
Payment of contingent consideration on acquisitions	(701)	-
Payment of dividends	(1,759)	(1,755)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(2,670)	(427)
Net cash (used in) provided by financing activities	(5,166)	20,585

Net decrease in cash and cash equivalents	(11,859)	(10,801)
Cash and cash equivalents at beginning of period	33,523	32,041
Cash and cash equivalents at end of period	$21,664	$21,240

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269

Issuance of common stock and the tax impact of stock incentive plan transactions	5	-	(2,670)	-	-	(2,670)

Issuance of restricted stock, net of cancellation	92	1	(1)	-	-	-

Dividends declared ($0.05 per share)	-	-	-	(1,759)	-	(1,759)

Stock based compensation expense related to restricted stock	-	-	2,189	-	-	2,189

Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668

Net income	-	-	-	7,937	-	7,937

Balance at June 30, 2018	35,194	$352	$79,239	$98,701	$(658)	$177,634

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

We are a niche market leader in the engineering and manufacturing of heavy-duty, purpose-built specialty vehicles. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, up-fit equipment used in the mobile retail, and utility trades, fire trucks and fire truck chassis, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. We conduct our operating activities through our wholly owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Bristol, Indiana; Snyder and Neligh, Nebraska; and Delavan, Wisconsin, along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Brandon, South Dakota, Snyder and Neligh, Nebraska, Delavan, Wisconsin, and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. In June 2018, we implemented a plan to close our Delavan, Wisconsin facility and consolidate production with our Brandon, South Dakota facility. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2018, the results of operations for the three and six-month periods ended June 30, 2018 and the cash flows for the six-month period ended June 30, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at June 30, 2018 and December 31, 2017.

Certain immaterial amounts in the prior periods’ financial statements have been reclassified to conform to the current period’s presentation. These reclassifications had no impact on previously reported Net income (loss) or Total shareholders’ equity.

New Accounting Standards

In June 2018, the FASB issued Accounting Standards Update No. 2018-07, Compensation-Stock Compensation (Topic 718) (“ASU 2018-07”). ASU 2018-07 is intended to provide guidance for share-based payment transactions for acquiring goods and services from non-employees. ASU 2018-07 is effective for reporting periods beginning after December 15, 2018 and early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-07 on our financial statements, but do not expect any resulting changes to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842) (“ASU 2018-01”). The new standard provides an optional transition practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance in Topic 840. We expect to apply this practical expedient, which we do not expect to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”). Subsequently, the FASB provided additional guidance to clarify certain aspects of the standard in Accounting Standards Updates No. 2016-08, Revenue from Contracts with Customers (ASU 2014-09), Principal versus Agent Considerations (Reporting Revenue Gross versus Net); No. 2016-10, Revenue from Contracts with Customers (ASU 2014-09), Identifying Performance Obligations and Licensing; and No. 2016-12, Revenue from Contracts with Customers (ASU 2014-09), Narrow-Scope Improvements and Practical Expedients. ASU 2014-09, as amended, is based on the principle that revenue should be recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The new standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU 2014-09 is effective for annual reporting periods beginning after  December 15, 2017, including interim periods within that reporting period, and  may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. We adopted ASU 2014-09 as of January 1, 2018 using the modified retrospective approach. See the “Adoption of Revenue Recognition Accounting Policy” section below for a description of the impact of the adoption of the provisions of ASU 2014-09 on our consolidated financial position, results of operations and cash flows.

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

Adoption of Revenue Recognition Accounting Policy

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements. We adopted ASC 606 with a date of initial application of January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed below.

We applied ASC 606 using the cumulative effect method by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under prior revenue recognition guidance. The details of the significant changes and quantitative impact of the changes are set out below.

Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Condensed Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 5 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Revenue for parts sales for all segments is recognized at the time that control and risk of ownership has passed to the customer, which is generally, when the ordered part is shipped to the customer. Historical return rates on parts sales have been immaterial. Accordingly, no return reserve has been recorded. Instead, returns are recognized as a reduction of revenue at the time that they are received.

For certain of our vehicles and chassis, we sell separately priced service contracts that provide roadside assistance or extend certain warranty coverage beyond our base warranty agreements. These separately priced contracts range from 1 to 6 years from the date of the shipment of the related vehicle or chassis. We receive payment with the shipment of the related vehicle or at the inception of the extended service contract, if later, and recognize revenue over the coverage term of the agreement, generally on a straight-line basis, which approximates the pattern of costs expected to be incurred in satisfying the obligations under the contract.

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

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	Three Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement

Sales	$183,981	$178,249	$5,732
Cost of products sold	157,612	152,568	5,044
Taxes	1,537	1,370	167
Net income	3,740	3,219	521

	Six Months Ended June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement

Sales	$357,019	$357,716	$(697)
Cost of products sold	308,492	310,251	(1,760)
Taxes	1,490	1,245	245
Net income	7,937	7,119	818

	June 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Contract assets	$46,418	$-	$46,418
Inventories	64,613	114,872	(50,259)
Net deferred tax asset	6,312	7,209	(897)

Liabilities
Deposits from customers	15,067	24,831	(9,764)
Other current liabilities and accrued expenses	8,680	8,138	542

Equity
Retained earnings	98,701	94,217	4,484

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The table below presents the cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606.

	December 31, 2017	Transition adjustments	January 1, 2018
Assets
Contract assets	$-	$30,559	$30,559
Inventory	77,692	(32,933)	44,759
Net deferred tax asset	7,284	(897)	6,387

Liabilities
Deposits from customers	25,422	(7,234)	18,188
Other current liabilities and accrued expenses	12,071	295	12,366

Equity
Retained earnings	88,855	3,668	92,523

Contract assets and liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

Contract assets
Opening balance (January 1, 2018)	$30,559
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(28,198)
Contract assets recognized, net of reclassification to receivables	44,057

Net change	15,859

Ending balance (June 30, 2018)	$46,418

Contract liabilities
Opening balance (January 1, 2018)	$18,188
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(11,587)
Cash received in advance and not recognized as revenue	8,466

Net change	(3,121)

Ending balance (June 30, 2018)	$15,067

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 Months and beyond(1)	Total
Revenue expected to be recognized as of June 30, 2018:
Fleet Vehicles and Services	$283,167	$30,207	$313,374
Emergency Response Vehicles	170,187	6,703	176,890
Specialty Chassis and Vehicles	35,158	36	35,194
Total	$488,512	$36,946	$525,458

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $210 and $35 for one to 12 months and $1,077 and $36 for 13 months and beyond, respectively.

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

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three and six months ended June 30, 2018. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended June 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total

Primary geographical markets
United States	$75,818	$54,149	$47,431	$177,398	$(1,528)	$175,870
Other	2,597	5,466	48	8,111	-	8,111
Total sales	$78,415	$59,615	$47,479	$185,509	$(1,528)	$183,981

Timing of revenue recognition
Products transferred at a point in time	$22,611	$4,232	$40,203	$67,046	$-	$67,046

Products and services transferred over time	55,804	55,383	7,276	118,463	(1,528)	116,935
Total sales	$78,415	$59,615	$47,479	$185,509	$(1,528)	$183,981

	Six Months Ended June 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total

Primary geographical markets
United States	$134,339	$112,698	$95,577	$342,614	$(3,129)	$339,485
Other	3,767	13,630	137	17,534	-	17,534
Total sales	$138,106	$126,328	$95,714	$360,148	$(3,129)	$357,019

Timing of revenue recognition
Products transferred at a point in time	$27,793	$10,608	$81,470	$119,871	$-	$119,871

Products and services transferred over time	110,313	115,720	14,244	240,277	(3,129)	237,148
Total sales	$138,106	$126,328	$95,714	$360,148	$(3,129)	$357,019

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30,	December 31,
	2018	2017
Finished goods	$12,939	$15,539
Work in process	7,337	15,980
Raw materials and purchased components	47,519	49,159
Reserve for slow-moving inventory	(3,182)	(2,986)
Total inventory	$64,613	$77,692

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $6,340 and $7,435 at June 30, 2018 and December 31, 2017. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Condensed Consolidated Statements of Operations.

NOTE 3 - DEBT

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Line of credit revolver (1)	$17,800	$17,800
Capital lease obligations	153	189
Total debt	17,953	17,989
Less current portion of long-term debt	(57)	(64)
Total long-term debt	$17,896	$17,925

(1)

On December 1, 2017, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100,000 from the Lenders under a three-year unsecured revolving credit facility. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. We may also request an increase in the facility of up to $35,000 in the aggregate, subject to customary conditions. This line carries an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. In January 2017, we borrowed $32,800 from our credit line to fund our acquisition of Smeal. At June 30, 2018 and December 31, 2017, we had outstanding borrowings of $17,800 against our credit line.  During the quarter ended June 30, 2018, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with GM and Chrysler. This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 5, Commitments and Contingent Liabilities for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.375% (or one-month LIBOR plus 1.25%) at June 30, 2018.

Under the terms of the primary line of credit agreement, as amended, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $93,000 and $66,400 at June 30, 2018 and December 31, 2017, respectively. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At June 30, 2018 and December 31, 2017, we were in compliance with all covenants in our credit agreement.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

NOTE 4 – RESTRUCTURING

During the three and six months ended June 30, 2018, we incurred restructuring charges related to a company-wide initiative to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations.

During the three and six months ended June 30, 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition.

Restructuring charges included in our Consolidated Statements of Operations for the three and six months ended June 30, 2018 and 2017, broken down by segment, are as follows:

	Three Months Ended June 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total

Selling, general and administrative
Accrual for severance	$-	$322	$-	$475	$797

	Six Months Ended June 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Selling, general and administrative
Accrual for severance	$-	$339	$3	$475	$817

	Three Months Ended June 30, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$6	$-	$-	$6

Selling, general and administrative
Accrual for severance	307	4	-	8	319
Total restructuring	$307	$10	$-	$8	$325

	Six Months Ended June 30, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$97	$43	$16	$-	$156

Selling, general and administrative
Accrual for severance	315	367	79	51	812
Total restructuring	$412	$410	$95	$51	$968

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

The following table provides a summary of the compensation related charges incurred during the three and six months ended June 30, 2018 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Condensed Consolidated Balance Sheets.

Severance
Balance January 1, 2018	$11
Accrual for severance	20
Payments and adjustments made in period	(27)
Balance March 31, 2018	4
Accrual for severance	797
Payments and adjustments made in period	(4)
Balance June 30, 2018	$797

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At June 30, 2018 and December 31, 2017, we had outstanding letters of credit totaling $842 and $754 related to certain emergency response vehicle contracts and our workers compensation insurance.

At June 30, 2018, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $1,005 and $57 outstanding on our revolving credit line at June 30, 2018 and December 31, 2017. Under the terms of the bailment inventory agreements, these chassis never become our property and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the six months ended June 30, 2018 and 2017 were as follows:

	2018	2017
Balance of accrued warranty at January 1	$18,268	$19,334
Warranties issued during the period	3,168	3,839
Cash settlements made during the period	(5,397)	(7,059)
Changes in liability for pre-existing warranties during the period, including expirations	155	1,070)
Assumed warranties outstanding at Smeal on January 1, 2017	-	1,900
Balance of accrued warranty at June 30	$16,194	$19,084

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

In accordance with accounting guidance, we have accrued estimated costs representing the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results. There were no further wind-down charges recorded during the six months ended June 30, 2018.

NOTE 6 – TAXES

Our effective income tax rate was 29.1% and 15.8% for the three and six months ended June 30, 2018 compared to 7.5% and 87.5% for the three and six months ended June 30, 2017.

Our effective tax rate for the three months ended June 30, 2018 was unfavorably impacted by an adjustment due to a change in expected full year financial performance. During the second quarter of 2018 we recorded additional income tax expense of $170 to increase the balance of the tax expense recorded for the first half of 2018 to the Company’s current estimated full year effective tax rate of 27.3% before discrete items. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by a $1,333 discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting, partially offset by $249 of increases for other discrete items.

Our effective tax rate for the three and six months ended June 30, 2017 was impacted by our deferred tax asset valuation allowance, which resulted in a tax rate applied to current earnings of 0% due to the ability to offset the current period tax liability against our recorded valuation allowance.  Tax expense of $92 and $175 recorded in the three and six months ended June 30, 2017 resulted from various discrete adjustments.

In December 2017, the 2017 Tax Act was enacted. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. We recognized the income tax effects of the 2017 Tax Act in the financial statements included in our 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law. During the six months ended June 30, 2018, we did not recognize any changes to the provisional amounts recorded in our 2017 Annual Report on Form 10-K in connection with the 2017 Tax Act as we are continuing to collect the information necessary to complete those calculations. We expect to finalize our analysis in the second half of the year as we complete our federal and state tax returns.

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. These adjustments include: restructuring charges; accruals and adjustments to prior accruals for product recalls; and items related to our acquisition of Smeal, such as expenses incurred to complete the acquisition and other purchase accounting related items that impacted current period operating income. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2018 annual meeting of shareholders, which proxy statement was filed with the SEC on April 12, 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location and, beginning in 2018, certain operations at our Ephrata, Pennsylvania location along with our operations at our up-fit centers in Kansas City, Missouri and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and the production of commercial truck bodies, and distributes related aftermarket parts and accessories.

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

Three Months Ended June 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$53,107	$-	$1,528	$(1,528)	$53,107
Emergency response vehicle sales	-	56,935	-	-	56,935
Motor home chassis sales	-	-	37,184	-	37,184
Other specialty vehicle sales	-	-	5,748	-	5,748
Aftermarket parts and accessories sales	25,308	2,680	3,019	-	31,007

Total sales	$78,415	$59,615	$47,479	$(1,528)	$183,981

Depreciation and amortization expense	$570	$628	$369	$1,019	$2,586
Adjusted EBITDA	8,374	193	4,391	(4,073)	8,885
Segment assets	103,812	111,255	31,772	82,845	329,684
Capital expenditures	761	29	41	1,215	2,046

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Three Months Ended June 30, 2017

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$44,186	$-	$427	$(427)	$44,186
Emergency response vehicle sales	-	78,757	-	-	78,757
Motor home chassis sales	-	-	28,162	-	28,162
Other specialty vehicle sales	-	-	4,193	-	4,193
Aftermarket parts and accessories sales	9,344	2,091	3,006	-	14,441

Total sales	$53,530	$80,848	$35,788	$(427)	$169,739

Depreciation and amortization expense	$887	$584	$263	$631	$2,365
Adjusted EBITDA	6,174	(652)	2,765	(3,339)	4,948
Segment assets	77,254	126,459	22,051	70,580	296,344
Capital expenditures	27	535	218	303	1,083

Six Months Ended June 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$102,932	$-	$3,129	$(3,129)	$102,932
Emergency response vehicle sales	-	121,043	-	-	121,043
Motor home chassis sales	-	-	76,751	-	76,751
Other specialty vehicle sales	-	-	11,115	-	11,115
Aftermarket parts and accessories sales	35,174	5,285	4,719	-	45,178

Total sales	$138,106	$126,328	$95,714	$(3,129)	$357,019

Depreciation and amortization expense	$1,176	$1,252	$735	$1,875	$5,038
Adjusted EBITDA	12,961	1,435	7,513	(7,418)	14,491
Segment assets	103,812	111,255	31,772	82,845	329,684
Capital expenditures	1,565	154	97	2,267	4,083

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Amounts in thousands, except per share data)

Six Months Ended June 30, 2017

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$87,328	$-	$427	$(427)	$87,328
Emergency response vehicle sales	-	156,742	-	-	156,742
Motor home chassis sales	-	-	54,246	-	54,246
Other specialty vehicle sales	-	-	9,015	-	9,015
Aftermarket parts and accessories sales	20,122	4,308	5,053	-	29,483

Total sales	$107,450	$161,050	$68,741	$(427)	$336,814

Depreciation and amortization expense	$1,763	$1,136	$573	$1,218	$4,690
Adjusted EBITDA	12,417	(1,990)	4,266	(5,557)	9,136
Segment assets	77,254	126,459	22,051	70,580	296,344
Capital expenditures	276	718	242	1,202	2,438

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

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Total segment adjusted EBITDA	$12,958	$8,287	$21,909	$14,693
Add (subtract):
Interest expense	(270)	(129)	(592)	(393)
Depreciation and amortization expense	(2,586)	(2,365)	(5,038)	(4,690)
Restructuring expense	(797)	(325)	(817)	(968)
Acquisition expense	(373)	(60)	(535)	(731)
Recall expense	443	-	443	-
Long-term strategic planning expense	(718)	-	(718)	-
Impact of acquisition on timing of chassis revenue recognition	-	(853)	-	(1,965)
Impact of step-up in inventory value resulting from acquisition	-	-	-	(189)
Impact of acquisition adjustments for net working capital and contingent liability	693	-	2,193	-
Unallocated corporate expenses	(4,073)	(3,339)	(7,418)	(5,557)
Consolidated income before taxes	$5,277	$1,216	$9,427	$200

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; Delavan, Wisconsin; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower Company brand names. In June 2018, we implemented a plan to close our Delavan, Wisconsin facility and consolidate production with our Brandon, South Dakota facility. Spartan USA is also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. No dissolution terms have been determined as of the date of this Form 10-Q.

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

Executive Overview

●	Revenue of $184.0 million in the second quarter of 2018, an increase of 8.4% compared to $169.7 million in the second quarter of 2017.
●	Gross profit of $26.4 million in the second quarter of 2018, an increase of 35.2% compared to $19.5 million in the second quarter of 2017.
●	Gross Margin of 14.3% in the second quarter of 2018, compared to 11.5% in the second quarter of 2017.
●	Operating expense of $21.7 million, or 11.8% of sales in the second quarter of 2018, compared to $18.3 million or 10.8% of sales in the second quarter of 2017.
●	Operating income of $4.7 million in the second quarter of 2018, compared to $1.2 million in the second quarter of 2017.
●	Net income of $3.7 million in the second quarter of 2018, compared to $1.1 million in the second quarter of 2017.
●	Earnings per share of $0.11 in the second quarter of 2018, compared to $0.03 in the second quarter of 2017.
●

Order backlog of $524.1 million at June 30, 2018, an increase of $151.3 million or 40.6% from our backlog of $372.8 million at June 30, 2017. $9.7 million of the United States Postal Service order of $214.0M was fulfilled in the second quarter of 2018. The remainder of the order will be fulfilled through 2019.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations and strategic developments include:

●

Our diversified business model. We believe the major strength of our business model is market diversity and customization. Our Fleet Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets, effectively diversifying our company and complementing our Emergency Response Vehicles segment, which primarily serves governmental entities. Additionally, the fleet vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry. We intend to continue to pursue additional areas that build on our core competencies to diversify our business further.

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

●

Spartan introduced its refrigeration technology to demonstrate our ability to apply the latest technical advancements with our unique understanding of last-mile delivery optimization. Utilimaster's Work-Driven Design™ process provides best-in-class conversion solutions in walk-in vans, truck bodies, and cargo van vehicles. The refrigerated van is up-fitted to optimally preserve cold cargo quality while offering customizations such as removable bulkheads and optional thermal curtains. The multi-temperature solution requires no additional fuel source, so it can serve a wide variety of categories from food and grocery to time and temperature sensitive healthcare deliveries.

●

The introduction of the K1 360 chassis. The K1 360 chassis combines the craftsmanship of the coach manufacturer with our best-in-class chassis quality and durability for a luxury motor coach in a more nimble package. This chassis features an independent front suspension package, complete with custom-tuned shocks and a heavy-duty 360 horsepower diesel engine to provide drivers with superior ride and handling.

●

The introduction of Spartan Safe Haul. Spartan Safe Haul is the motor home industry’s only chassis-integrated air supply for tow vehicle braking systems, available on Spartan Class A motor home chassis for the 2019 model year.

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

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative discussion may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2018.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Sales	100.0	100.0	100.0	100.0
Cost of products sold	85.7	88.5	86.4	89.3
Restructuring charge	0.0	0.0	0.0	0.0
Gross profit	14.3	11.5	13.6	10.7
Operating expenses:
Research and development	1.0	0.9	0.9	1.0
Selling, general and administrative	10.4	9.7	10.4	9.2
Restructuring charge	0.4	0.2	0.2	0.2
Operating income	2.5	0.7	2.1	0.1
Other income (expense), net	0.3	0.0	0.5	0.0
Income before taxes	2.8	0.7	2.6	0.1
Taxes	0.8	0.1	0.4	0.1
Net income	2.0	0.7	2.2	0.0

We adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers (“ASU 2014-09” or “ASC 606”) on January 1, 2018. Our adoption of ASC 606 resulted in changes to our revenue recognition policy whereby we now recognize revenue on certain of our products as they are produced rather than at the time of shipment to the customer, among certain other changes. Please see Note 1, General and Summary of Accounting Policies, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further information regarding our adoption of ASC 606.

Quarter Ended June 30, 2018 Compared to the Quarter Ended June 30, 2017

Sales

For the quarter ended June 30, 2018, we reported consolidated sales of $184.0 million, compared to $169.7 million for the second quarter of 2017 an increase of $14.3 million or 8.4%. This increase reflects sales increases of $24.9 million in our Fleet Vehicles and Services segment and $11.7 million in our Specialty Vehicles and Chassis segment, which were partially offset by a $21.2 million decrease in our Emergency Response Vehicles segment and an increase in intersegment eliminations of $1.1 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $157.6 million in the second quarter of 2018, compared to $150.2 million in the second quarter of 2017, an increase of $7.4 million or 4.9%. Cost of products sold increased by $21.7 million due to the higher unit sales volumes in 2018 and $1.0 million due to the impact of commodity cost increases in the second quarter of 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a $5.0 million increase in cost of products sold recorded during the quarter compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. These increases were partially offset by a decrease of $16.4 million due to the mix of products sold in 2018, which included fewer aerials in our Emergency Response Vehicles segment and a change in the mix of walk-in vans and truck bodies in our Fleet Vehicles and Services segment. Cost of products sold also decreased by $3.9 million due to operational and organizational improvements enacted in 2018, mainly in our Emergency Response Vehicles segment. As a percentage of sales, cost of products sold decreased to 85.7% in the second quarter of 2018, compared to 88.5% in the second quarter of 2017, driven by operational and organizational improvements impacting the second quarter of 2018.

Gross Profit

Gross profit was $26.4 million for the second quarter of 2018, compared to $19.5 million for the second quarter of 2017, an increase of $6.9 million, or 35.2%. Increased unit sales volume resulted in a $3.8 million increase, while operational and organizational improvements that impacted 2018 accounted for $3.9 million of the increase, and pricing changes realized in 2018 contributed $1.0 million to the increase. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.7 million increase in gross profit compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. These increases were partially offset by decreases of $1.5 million due to the product mix experienced in 2018 and $1.0 million due to the impact of commodity cost increases in the second quarter of 2018. Gross margin increased to 14.3% from 11.5% over the same period, mainly due to operational and organizational improvements that impacted the second quarter of 2018.

Operating Expenses

Operating expense was $21.7 million for the second quarter of 2018, compared to $18.3 million for the second quarter of 2017, an increase of $3.4 million or 18.6%. Research and development expense in the second quarter of 2018 was $1.8 million, compared to $1.5 million in the second quarter of 2017, an increase of $0.3 million, or 20.0%, due to higher spending on new product development projects in 2018. Selling, general and administrative expense was $19.0 million in the second quarter of 2018, compared to $16.5 million for the second quarter of 2017, an increase of $2.5 million or 15.2%. $1.4 million of this increase was due to costs related to operational improvement projects, while $0.9 million was due to information system related projects and $0.3 million was due to increased stock compensation charges in 2018. Restructuring charges increased by $0.5 million in the second quarter of 2018, compared to the same period of 2017, due to charges incurred for projects related to a company-wide initiative to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations.

Other income/ (expense)

Interest expense was $0.3 million for the second quarter of 2018, compared to $0.1 million for the second quarter of 2017, an increase of $0.2 million or 200.0%, driven by interest expense related to pool chassis in our Fleet Vehicles and Services segment. Interest and other income was $0.8 million in the second quarter of 2018, compared to $0.2 million for the second quarter of 2017, an increase of $0.6 million or 300.0%, driven by the partial reversal of a contingent liability recorded as a result of our acquisition of Smeal in 2017.

Taxes

Our effective income tax rate was 29.1% in the second quarter of 2018, compared to 7.5% in the second quarter of 2017. Our effective tax rate in 2018 was impacted by $0.2 million of additional tax expense recorded in the quarter because of a change in our expectations for our full year financial performance. Our effective tax rate for the second quarter of 2017 was impacted by our deferred tax asset valuation allowance, which resulted in a tax rate applied to the second quarter 2017 earnings of 0% due to the ability to offset that period’s tax liability against our recorded valuation allowance. Tax expense of $0.1 million recorded in the second quarter of 2017 consisted of adjustments for various discrete items.

Net Income

We recorded net income of $3.7 million or $0.11 per share for the second quarter of 2018, compared to net income of $1.1 million, or $0.03 per share, for the second quarter of 2017. Driving the increase in net income for the three months ended June 30, 2018 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA in the second quarter of 2018 was $8.9 million, compared to $4.9 million for the second quarter of 2017, an increase of $4.0 million or 81.6%. This increase was due to increases of $3.9 million due to operational and organizational improvements that impacted 2018, $2.9 million due to higher unit sales volume in 2018, and $1.0 million due to pricing changes that impacted 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.7 million increase in adjusted EBITDA compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. These increases were partially offset by decreases of $1.5 million due to the product mix experienced in 2018, $1.0 million due to commodity cost increases that impacted 2018, $0.7 million due to costs related to operational improvement projects in 2018, $0.9 million due to information systems related projects and $0.3 million due to higher stock compensation charges in 2018. The change in unit sales volume of $2.9 million differs from the corresponding change in gross profit due to a $0.8 million adjustment for the impact of intercompany chassis sales made to the 2017 GAAP amount. The change in costs related to operational improvement projects differs from the corresponding change in operating expenses due to a $0.7 million adjustment for consulting expense related to strategic planning made to the 2018 GAAP amount.

Adjusted net income

Our consolidated adjusted net income in the second quarter of 2018 was $4.3 million, compared to $2.4 million for the second quarter of 2017, an increase of $1.9 million or 79.2%. This increase was due to the factors impacting adjusted EBITDA described above, which were partially offset by a $1.5 million increase in income tax expense in 2018, as 2017 income tax was largely offset by concurrent reductions in a deferred tax asset valuation allowance, along with a $0.2 million increase in depreciation expense and a $0.2 million increase in interest expense.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	June 30, 2018	June 30, 2017
Fleet Vehicles and Services	$313,374	$131,280
Emergency Response Vehicles	175,603	214,794
Specialty Chassis and Vehicles	35,123	26,715
Total consolidated	$524,100	$372,789

Our Fleet Vehicles and Services backlog increased by $182.1 million, or 138.7%, mainly due to a $214.3 million contract received in September 2017 to supply delivery vehicles, which will be fulfilled through 2019. Our Emergency Response Vehicles backlog decreased by $39.2 million, or 22.3%, primarily due to our adoption of ASC 606 which resulted in changes to our revenue recognition policy whereby we now recognize revenue on certain of our products as they are produced rather than at the time of shipment to the customer. Our Specialty Chassis and Vehicles segment backlog increased by $8.4 million, or 31.5%, due to strong motor home chassis order intake driven by new model introductions and pricing adjustments enacted in 2017. We anticipate filling our current backlog orders for our Emergency Response Vehicles segment over the next 12 months, for our Fleet Vehicles and Services segment over the next 10 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Sales

For the six months ended June 30, 2018, we reported consolidated sales of $357.0 million, compared to $336.8 million for the same period in 2017, an increase of $20.2 million or 6.0%. This increase reflects sales increases of $30.6 million in our Fleet Vehicles and Services segment and $27.0 million in our Specialty Chassis and Vehicles segment. These increases were partially offset by a $34.7 million decrease in our Emergency Response Vehicles segment and intersegment eliminations of $2.7 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $308.5 million in the six months ended June 30, 2018, compared to $300.9 million in the same period of 2017, an increase of $7.6 million or 2.5%. Cost of products sold increased by $30.6 million due to the higher sales volumes, $1.2 million due to start-up costs incurred at our truck body operations in Ephrata, Pennsylvania, and $1.0 million due to commodity cost increases in 2018. These increases were partially offset by decreases of $16.7 million due to the product mix in 2018 and $6.6 million due to operational and organizational improvements in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a $1.8 million decrease in cost of products sold recorded during the first half of 2018 compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. As a percentage of sales, cost of products sold decreased to 86.4% in the six months ended June 30, 2018, compared to 89.3% in the same period of 2017. Approximately 200 basis points of the increase was due to operational and organizational improvements enacted in 2018, while 100 basis points was due to pricing changes that impacted 2018. Favorable product mix in 2018 added approximately 30 basis points. These increases were partially offset by a 40 basis point decrease due to the start-up costs incurred at our truck body operations in Ephrata, Pennsylvania.

Gross Profit

Gross profit was $48.5 million for the six months ended June 30, 2018, compared to $35.9 million for the same period of 2017, an increase of $12.6 million, or 35.1%. Operational and organizational improvements accounted for $6.6 million of this increase, while $3.7 million was due to increased sales volumes. Pricing changes that impacted 2018 added $2.6 million and favorable product mix added $0.8 million to the increase. Our adoption of ASC 606 on January 1, 2018 resulted in a $1.1 million increase in gross profit recorded during the first half of 2018 compared to what would have been recorded under previous guidance. These increases were partially offset by decreases of $1.2 million due to start-up costs incurred in our Ephrata truck body operations and $1.0 million due to commodity cost increases in 2018. Gross margin increased to 13.6% from 10.7% over the same period, with 220 basis points of the increase due to operational and organizational improvements that impacted 2018, 120 basis points due to pricing changes that impacted 2018, and 30 basis points due to favorable product mix in 2018. These increases were partially offset by decreases of 40 basis points due to the start-up costs incurred in our Ephrata truck body operations and 40 basis points due to commodity cost increases in 2018.

Operating Expenses

Operating expense was $40.9 million for the six months ended June 30, 2018, compared to $35.6 million for the same period of 2017, an increase of $5.3 million or 14.9%. Research and development expense for the six months ended June 30, 2018 was $3.2 million, compared to $3.7 million in the same period of 2017, a decrease of $0.5 million, or 13.5%, mainly due to higher spending on new product development projects in 2017. Selling, general and administrative expense was $36.9 million in the six months ended June 30, 2018, compared to $31.1 million in the same period of 2017, an increase of $5.8 million or 18.6%. $2.7 million of this increase was due to costs related to operational improvement projects, while $1.7 million was due to increased compensation expense, approximately 40% of which was stock based compensation, in 2018. Also contributing to the overall increase were increases of $0.9 million for information system related projects and $0.6 million due to increased spending on marketing and trade shows in 2018. Restructuring charges remained constant at $0.8 million in the six months ended June 30, 2018 and 2017, as projects to integrate our Smeal acquisition were completed and new projects to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations were initiated.

Other income and expense

Interest expense for the six months ended June 30, 2018 was $0.6 million, compared to $0.4 million for the same period of 2017, an increase of $0.2 million or 50.0%, mainly due to interest expense related to pool chassis in our Fleet Vehicles and Services segment. Interest and other income was $2.4 million in the six months ended June 30, 2018, compared to $0.3 million for the same period of 2017, an increase of $2.1 million or 700.0%. This increase was due to the receipt of a $1.5 million net working capital adjustment in March 2018, and the reversal of $0.7 million of a contingent liability in May 2018, both of which were related to our Smeal acquisition on January 1, 2017. Because the net working capital adjustment was received after the expiration of the measurement period for the acquisition, it was recognized in other income and expense rather than on the opening balance sheet for the acquisition.

Taxes

Our effective income tax rate was 15.8% for the six months ended June 30, 2018, compared to 87.5% for the same period of 2017.  Our effective tax rate in 2018 was favorably impacted by a $1.3 million tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting, partially offset by $0.2 million of increases for other discrete items.  Our effective tax rate for the six months ended June 30, 2017 was impacted by the deferred tax asset valuation allowance, which resulted in a tax rate applied to the earnings for the six months ended June 30, 2017 of 0% due to the ability to offset that period’s tax liability against our recorded valuation allowance. Tax expense of $0.2 million recorded for the six months ended June 30, 2017 consisted of various discrete adjustments.

Net Income

We recorded net earnings of $7.9 million or $0.23 per share for the six months ended June 30, 2018, compared to a break even position for the same period of 2017. Driving the increase in net income for the six months ended June 30, 2018 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA for the six months ended June 30, 2018 was $14.5 million, compared to $9.1 million for the same period of 2017, an increase of $5.4 million or 59.3%. The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2018 compared to the same period of 2017 (in millions):

Adjusted EBITDA six months ended June 30, 2017	$9.1
Unit sales volume	1.5
Sales mix	0.8
Pricing changes impacting 2018	2.6
Truck body manufacturing start-up costs	(1.2)
Impact of adoption of ASC 606	1.1
Commodity cost increases	(1.0)
Operational and organizational improvements	6.3
Increase in new product development expense	0.5
IT improvement projects	(0.9)
Increased marketing/trade show spending	(0.6)
Expense related to operational improvements	(2.0)
Higher compensation expense in 2018	(1.7)
Adjusted EBITDA six months ended June 30, 2018	$14.5

The change in unit sales volume differs from that impacting gross profit due to adjustments of $2.0 million for the impact of the timing of intercompany chassis shipments to the newly acquired Smeal operations and $0.2 million for the impact of purchase accounting adjustments to inventory which were made to the 2017 GAAP amounts. The change in Operational and organizational improvements differs from that impacting gross profit due to an adjustment for credits related to recall accruals, which was made to the 2018 GAAP amount. The change in expense related to operational improvement projects differs from that impacting operating expenses due to a $0.7 million adjustment for consulting expense related to strategic planning made to the 2018 GAAP amount.

Adjusted net income

Our consolidated adjusted net income for the six months ended June 30, 2018 was $7.6 million, compared to $3.6 million for the same period of 2017, an increase of $4.0 million or 111.1%. The table below describes the changes in Adjusted net income for the six months ended June 30, 2018 compared to the same period of 2017 (in millions):

Adjusted net income six months ended June 30, 2017	$3.6
Unit sales volume	1.5
Sales mix	0.8
Pricing changes impacting 2018	2.6
Truck body manufacturing start-up costs	(1.2)
Impact of adoption of ASC 606	1.1
Commodity cost increases	(1.0)
Operational and organizational improvements	6.3
Increase in new product development expense	0.5
IT improvement projects	(0.9)
Increased marketing/trade show spending	(0.6)
Expense related to operational improvements	(2.0)
Higher compensation expense in 2018	(1.7)
Taxes	(1.3)
Adjusted net income six months ended June 30, 2018	$7.6

The change in unit sales volume differs from that impacting Gross profit due to adjustments of $2.0 million for the impact of the timing of intercompany chassis shipments to the newly acquired Smeal operations and $0.2 million for the impact of purchase accounting adjustments to inventory which were made to the 2017 GAAP amounts. The change in Operational and organizational improvements differs from that impacting gross profit due to an adjustment for credits related to recall accruals, which was made to the 2018 GAAP amount. The change in expense related to operational improvements differs from that impacting operating expenses due to a $0.7 million adjustment for consulting expense related to strategic planning made to the 2018 GAAP amount.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted net income, which are both non-GAAP financial measures. These non-GAAP financial measures are calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this Form 10-Q, such items include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, various items related to business acquisition and strategic planning activities, and the impact that our deferred tax asset valuation allowance that we recorded in 2015 has had on our tax expense and net income in 2017.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Net income attributable to Spartan Motors, Inc.	$3,740	$1,124	$7,937	$26
Add (subtract):
Restructuring charges	797	325	817	968
Acquisition related expenses	373	60	535	731
Recall expense	(443)	-	(443)	-
Long-term strategic planning expense	718	-	718	-
Impact of acquisition on timing of chassis revenue recognition	-	853	-	1,965
Impact of step-up in inventory value resulting from acquisition	-	-	-	189
Impact of acquisition adjustments for net working capital and contingent liability	(693)	-	(2,193)	-
Joint venture expenses	-	-	-	(1)
Deferred tax asset valuation allowance	-	-	74	466
Tax effect of adjustments	(178)	-	137	(719)
Adjusted net income attributable to Spartan Motors, Inc.	$4,314	$2,362	$7,582	$3,625

Net income attributable to Spartan Motors, Inc.	$3,740	$1,124	$7,937	$26
Add (subtract):
Interest expense	270	129	592	393
Depreciation and amortization	2,586	2,365	5,038	4,690
Taxes on income	1,537	92	1,490	175
Restructuring charges	797	325	817	968
Acquisition related expenses	373	60	535	731
Recall expense	(443)	-	(443)	-
Long-term strategic planning expense	718	-	718	-
Impact of acquisition on timing of chassis revenue recognition	-	853	-	1,965
Impact of step-up in inventory value resulting from acquisition	-	-	-	189
Impact of acquisition adjustments for net working capital and contingent liability	(693)	-	(2,193)	-
Joint venture expenses	-	-	-	(1)
Adjusted EBITDA	$8,885	$4,948	$14,491	$9,136

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. These adjustments include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, and various items related to business acquisition and strategic planning activities. We exclude these items from earnings because we believe they are incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. For those reasons, Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2018 annual meeting of shareholders, which proxy statement was filed with the SEC on April 12, 2018.

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

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Total segment adjusted EBITDA	$12,958	$8,287	$21,909	$14,693
Add (subtract):
Interest expense	(270)	(129)	(592)	(393)
Depreciation and amortization expense	(2,586)	(2,365)	(5,038)	(4,690)
Restructuring expense	(797)	(325)	(817)	(968)
Acquisition expense	(373)	(60)	(535)	(731)
Recall expense	443	-	443	-
Long-term strategic planning expense	718	-	718	-
Impact of acquisition on timing of chassis revenue recognition	-	(853)	-	(1,965)
Impact of step-up in inventory value resulting from acquisition	-	-	-	(189)
Impact of acquisition adjustments for net working capital and contingent liability	693	-	2,193	-
Unallocated corporate expenses	(4,791)	(3,339)	(7,418)	(5,557)
Consolidated income before taxes	$5,277	$1,216	$9,427	$200

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%

Sales	$78,415	100.0%	$53,530	100.0%

Adjusted EBITDA	8,374	10.7%	6,174	11.5%

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%

Sales	$138,106	100.0%	$107,450	100.0%

Adjusted EBITDA	12,961	9.4%	12,417	11.6%

Segment assets	103,812		77,254

Comparison of the Three-Month Periods Ended June 30, 2018 and 2017

Sales in our Fleet Vehicles and Services segment were $78.4 million for the second quarter of 2018, compared to $53.5 million for the second quarter of 2017, an increase of $24.9 million or 46.5%, driven by increases of $10.7 million in vehicle sales driven by higher unit volume and $16.0 million in parts sales due to higher volumes from our up-fit business. Our adoption of ASC 606 on January 1, 2018 resulted in a $1.8 million decrease in revenue recognized during the quarter than would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments. Our Fleet Vehicles and Services segment had no changes in pricing of products sold that had a significant impact on our financial statements when comparing the second quarter of 2018 to the second quarter of 2017.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the second quarter of 2018 was $8.4 million compared to $6.2 million in the second quarter of 2017, an increase of $2.2 million or 35.5%. Higher unit sales volume resulted in a $2.0 million increase, while product mix in 2018 resulted in an additional $1.3 million of adjusted EBITDA. Commodity cost increases in the second quarter of 2018 resulted in a $1.0 million reduction to adjusted EBITDA, which was offset by operational and organizational improvements. Start up costs for truck body manufacturing operations in our Ephrata, Pennsylvania facility decreased 2018 adjusted EBITDA by $0.5 million. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.6 million decrease in the adjusted EBITDA in the segment compared to what would have been recognized under our previous recognition policy primarily due to the timing of vehicle production and shipments.

Comparison of the Six-Month Periods Ended June 30, 2018 and 2017

Sales in our Fleet Vehicles and Services segment were $138.1 million for the six months ended June 30, 2018, compared to $107.5 million for the same period of 2017, an increase of $30.6 million or 28.5%. This increase was driven by a $12.4 million increase in vehicle sales mainly due to higher unit volume and a $15.0 million increase in aftermarket parts and accessories sales mainly due to higher up-fit sales in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a $3.2 million increase in revenue recognized during the period than would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the six months ended June 30, 2018 was $13.0 million compared to $12.4 million for the same period of 2017, an increase of $0.6 million or 4.8%. Higher sales volumes in 2018 contributed $2.0 million to the overall increase. The mix of products sold in 2018 resulted in a $1.2 million decrease in adjusted EBITDA, while start up costs for truck body manufacturing operations in our Ephrata, Pennsylvania facility resulted in an additional $1.2 million decrease. Commodity cost increases in 2018 resulted in a $1.0 million reduction to adjusted EBITDA, which was offset by operational and organizational improvements. Our adoption of ASC 606 on January 1, 2018 resulted in a $1.0 million increase in adjusted EBITDA recorded during the period over what would have be recorded under previous guidance due to the timing of production and shipments.

Emergency Response Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%

Sales	$59,615	100.0%	$80,848	100.0%

Adjusted EBITDA	193	0.3%	(652)	(0.8)%

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%

Sales	$126,328	100.0%	$161,050	100.0%

Adjusted EBITDA	1,435	1.1%	(1,990)	(1.2)%

Segment assets	111,255		126,459

Comparison of the Three-Month Periods Ended June 30, 2018 and 2017

Sales in our Emergency Response Vehicles segment were $59.6 million in the second quarter of 2018, compared to $80.8 million in the same period of 2017, a decrease of $21.2 million or 26.2%. Lower unit volume and unfavorable product mix resulted in decreases of $18.7 million and $11.3 million in 2018 revenue. Revenue recognized in the second quarter of 2017 included $8.3 million for delayed shipments of Smeal trucks, which were nearly completed at the time of our acquisition on January 1, 2017. These decreases were partially offset by a $1.3 million increase due to pricing changes realized in 2018, while our adoption of ASC 606 on January 1, 2018 resulted in an increase of $7.5 million of revenue over what would have been recognized under previous guidance due to the timing of production and shipment of vehicles and chassis.

Adjusted EBITDA for our Emergency Response Vehicles segment was $0.2 million in the second quarter of 2018, compared to $(0.7) million in the second quarter of 2017, an increase of $0.9 million. This increase was driven by a $1.9 million increase due to operational improvements enacted in 2018, along with a $1.3 million increase due to pricing changes realized in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a $1.3 million increase in adjusted EBITDA due to the higher revenue as discussed above. These increases were partially offset by decreases of $2.8 million due to the lower unit volume experienced in 2018 and $0.8 million due to the product mix in 2018, which included fewer aerial units.

Comparison of the Six-Month Periods Ended June 30, 2018 and 2017

Sales in our Emergency Response Vehicles segment were $126.3 million in the six months ended June 30, 2018 compared to $161.1 million in the same period of 2017, a decrease of $34.8 million or 21.6%. Lower unit sales volume, driven by revenue that was recognized in the first half of 2017 for delayed shipments of Smeal trucks, which were nearly completed at the time of our acquisition on January 1, 2017, accounted for $22.4 million of the decrease. An additional $11.4 million decrease in sales is attributable to an unfavorable product mix in 2018, which included fewer aerial units than 2017. Our adoption of ASC 606 on January 1, 2018 resulted in a decrease of $3.9 million of revenue in our Emergency Response Vehicles segment over what would have been recognized under previous guidance. These decreases were partially offset by an increase of $2.9 million due to pricing changes that impacted 2018.

Adjusted EBITDA for our Emergency Response Vehicles segment was $1.4 million in the six months ended June 30, 2018, compared to $(2.0) million in the same period of 2017, an increase of $3.4 million. $2.9 million of this increase is attributable to price changes that impacted 2018. Operational improvements resulted in an additional $4.1 million of adjusted EBITDA in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an increase of $0.1 million of adjusted EBITDA in our Emergency Response Vehicles segment over what would have been recognized under previous guidance. These increases were partially offset by decreases of $2.8 million due to lower unit volume in 2018 and $0.9 million due to an unfavorable product mix in 2018.

Specialty Chassis and Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2018		2017
	Amount	%	Amount	%

Sales	$47,479	100.0%	$35,788	100.0%

Adjusted EBITDA	4,391	9.2%	2,765	7.7%

	Six Months Ended June 30,
	2018		2017
	Amount	%	Amount	%

Sales	$95,714	100.0%	$68,741	100.0%

Adjusted EBITDA	7,513	7.8%	4,266	6.2%

Segment assets	31,772		22,051

Comparison of the Three-Month Periods Ended June 30, 2018 and 2017

Sales in our Specialty Chassis and Vehicles segment were $47.5 million in the second quarter of 2018, compared to $35.8 million in 2017, an increase of $11.7 million or 32.7%. This increase was driven by an increase of $10.4 million in motor home chassis sales due to higher unit volume, which was partially offset by a $1.4 million sales decrease due to the mix of products sold in 2018. Other specialty chassis and vehicles sales increased by $1.9 million due to higher unit volume, partially offset by a $0.3 million decrease due to pricing changes in 2018. Intercompany sales of fleet vehicles added $1.1 million in sales to the second quarter of 2018 compared to the prior year. Our adoption of ASC 606 in January 2018 had an immaterial impact on revenue in our Specialty Chassis and Vehicles segment.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the second quarter of 2018 was $4.4 million, compared to $2.8 million in the same period of 2017, an increase of $1.6 million, or 57.1%. Higher unit volume experienced in 2018 drove a $3.7 million increase. This increase was partially offset by decreases of $1.3 million due to the product mix in 2018, $0.3 million due to pricing changes realized in 2018 and $0.5 million due to higher marketing expense in 2018. Our adoption of ASC 606 in January 2018 had an immaterial impact on the adjusted EBITDA of our Specialty Chassis and Vehicles segment.

Comparison of the Six-Month Periods Ended June 30, 2018 and 2017

Sales in our Specialty Chassis and Vehicles segment were $95.7 million for the six months ended June 30, 2018, compared to $68.7 million in the same period of 2017, an increase of $27.0 million or 39.3%. Motor home chassis sales increased by $23.9 million due to higher unit volume in 2018, which was partially offset by a $1.4 million reduction due to unfavorable sales mix. Intercompany sales of fleet vehicles increased by $2.7 million due to higher unit volume in 2018. Sales of other specialty vehicles increased by $2.4 million due to higher unit volume, which was partially offset by a $0.3 million decrease due to pricing changes enacted in 2018. These increases were partially offset by a decrease of $0.3 million in aftermarket parts and accessories sales. Our adoption of ASC 606 in January 2018 had an immaterial impact on revenue in our Specialty Chassis and Vehicles segment.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the six months ended June 30, 2018 was $7.5 million, compared to $4.3 million in the same period of 2017, an increase of $3.2 million or 74.4%, mainly due to the higher sales volume in 2018 as discussed above. Our adoption of ASC 606 in January 2018 had an immaterial impact on the adjusted EBITDA of our Specialty Chassis and Vehicles segment.

Financial Condition

Balance Sheet at June 30, 2018 compared to December 31, 2017

For line items impacted by our adoption of the new revenue recognition standard on January 1, 2018, please see “Note 1 – General and Summary of Accounting Policies” in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this Form 10-Q for further information regarding the impact of this new accounting standard.

Cash decreased by $11.8 million, or 35.2%, to $21.7 million at June 30, 2018 from $33.5 million at December 31, 2017. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first six months of 2018.

Accounts receivable increased by $9.5 million, or 11.4%, to $92.6 million at June 30, 2018, compared to $83.1 million at December 31, 2017. The increase is the result of increases of $22.9 million in Fleet Vehicles and Services and $3.4 million in Specialty Vehicles due to higher sales volume in the latter half of the second quarter of 2018 compared to sales in the latter half of the fourth quarter of 2017. This increase was partially offset by a decrease of $16.8 million in our Emergency Response segment due to lower sales volume in the second quarter of 2018.

Inventory decreased by $13.1 million, or 16.9%, to $64.6 million at June 30, 2018 compared to $77.7 million at December 31, 2017 mainly due to the transfer of in-process production to contract assets as a result of adopting the new revenue recognition standard on January 1, 2018. This decrease was offset by an increase at our Fleet Vehicles and Services segment of $22.5 million due to the ramp up of production primarily related to the USPS build.

Contract assets increased to $46.4 million at June 30, 2018 compared to $0 at December 31, 2017 due to adopting the new revenue recognition standard on January 1, 2018, whereby we now recognize a contract asset for performance obligations that have been completed but have not yet been invoiced to the customer.

Accounts payable increased by $38.0 million or 93.6% to $78.6 million at June 30, 2018 compared to $40.6 million at December 31, 2017. $29.2 million of the increase was due to ramp-up of production related to the USPS truck body build, with the remainder of the increase due to the timing of payments and the ramp up in other production following our traditional year-end shut down in December.

Accrued warranty decreased by $2.1 million or 11.5% to $16.2 million at June 30, 2018 compared to $18.3 million at December 31, 2017 due to payments for repairs made during the year of $5.4 million, partially offset by $3.3 million for accruals for new warranties.

Accrued compensation and related taxes decreased by $2.5 million or 18.8% to $10.8 million at June 30, 2018 compared to $13.3 million at December 31, 2017 due to the payout of accrued 2017 incentive compensation in the first quarter of 2018.

Deposits from customers decreased by $10.3 million or 40.6% to $15.1 million at June 30, 2018 compared to $25.4 million at December 31, 2017 as a result of adopting ASC 606 in 2018, whereby the liability for deposits is reduced when the related performance obligation has been satisfied.

Other current liabilities and accrued expenses decreased by $3.4 million or 28.1%, to $8.7 million at June 30, 2018 from $12.1 million at December 31, 2017, due to a $1.4 million decrease related to the contingent liability for the Smeal acquisition and a decrease of $1.6 million in accrued customer rebates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $11.8 million to $21.7 million at June 30, 2018, compared to $33.5 million at December 31, 2017. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We utilized $2.6 million of cash from operating activities during the six months ended June 30, 2018, an increase of $2.6 million from $0.0 million of cash generated from operations for the six months ended June 30, 2017.  Cash flow from operating activities decreased from 2017 due to a $38.3 million increase in cash utilized in the fulfilment of customer orders (including changes in accounts receivable, inventory, contract assets, and customer deposits). This decrease was partially offset by a $6.6 million increase in net income net of non-cash charges in 2018, and a $29.1 million increase in cash generated through changes in other working capital items, mainly accounts payable which was driven by the ramp-up of production for our truck body operation in Ephrata, Pennsylvania.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2018.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $4.1 million in investing activities in the first six months of 2018, for acquisition of capital assets related to our operations, a $27.3 million decrease compared to the $31.4 million utilized in the first six months of 2017, which included $28.9 million for our acquisition of Smeal.

During the remainder of 2018, we expect to make additional cash capital investments of $7.0 million to $12.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We utilized $5.2 million of cash through financing activities in the first six months of 2018, compared to $20.6 million generated in the first six months of 2017. This decrease is mainly due to the draw from our existing $100 million line of credit to fund our acquisition of Smeal on January 1, 2017.

Working Capital

Our working capital was as follows (in thousands):

	June 30, 2018	December 31, 2017	Change

Current assets	$229,692	$198,787	$30,905

Current liabilities	129,372	109,732	19,640

Working capital	$100,320	$89,055	$11,265

The increase in our working capital at June 30, 2018 from December 31, 2017, results from changes in accounts receivable, inventory and contract assets, and deposits from customers, which were partially offset by an increase in accounts payable. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

Smeal contingent consideration

In connection with our acquisition of Smeal in January 2017, the former owners of Smeal received additional consideration in the form of a tax gross-up payment. The purchase agreement specified that Spartan was to make a payment to the former owners of Smeal to cover certain state and federal tax liabilities that resulted from the transaction for the tax year ending December 31, 2017. A contingent liability for $1.4 million for the estimated amount of the payment was recorded within Other current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2017. A payment of $0.7 million was made in April 2018 and the remaining $0.7 million was reversed to income in the second quarter of 2018, appearing within Interest and other income on the Condensed Consolidated Statement of Operations for the three and six month periods ended June 30, 2018.

Debt

On December 1, 2017, we entered into a First Amendment to our Second Amended and Restated Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, National Association, as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank (the "Lenders"). Under the Credit Agreement, we may borrow up to $100 million from the Lenders under a three-year unsecured revolving credit facility. We may also request an increase in the facility of up to $35 million in the aggregate, subject to customary conditions. The credit facility is available for the issuance of letters of credit of up to $20 million, swing line loans of up to $15 million and revolving loans, subject to certain limitations and restrictions. Interest rates on borrowings under the credit facility are based on either (i) the highest of the prime rate, the federal funds effective rate from time to time plus 0.50%, or the one month adjusted London interbank market rate ("LIBOR") plus 1.00%; or (ii) adjusted LIBOR plus a margin based upon our ratio of debt to earnings from time to time. The Credit Agreement contains certain customary representations and covenants, including performance-based financial covenants on our part. The credit facility matures October 31, 2019, following which we have the option to renew the credit facility, subject to lender approval, for two successive one-year periods with an ultimate maturity date of October 31, 2021. Commitment fees range from 17.5 to 32.5 basis points on the unused portion of the line. In January 2017, we borrowed $32.8 million from our credit line to fund our acquisition of Smeal. At June 30, 2018 and December 31, 2017, we had outstanding borrowings of $17.8 million against our credit line. During the quarter ended June 30, 2018, and in future quarters, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”). This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 5, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.375% (or one-month LIBOR plus 1.50%) at June 30, 2018.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At June 30, 2018 and December 31, 2017, we had outstanding letters of credit totaling $0.8 and $0.8 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the primary line of credit agreement, as amended, we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $93.0 million at June 30, 2018 and $66.4 million at December 31, 2017. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At June 30, 2018, we were in compliance with all covenants in our credit agreement, and based on our outlook for 2018, we expect to be able to meet these covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of June 30, 2018 and December 31, 2017 due and payable over the next five years.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At June 30, 2018 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us approximately $15.0 million based on the closing price of our stock on July 26, 2018. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2018 and 2017 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)

May 2, 2018	May 15, 2018	June 15, 2018	$0.05	$1,759
Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	0.05	1,753
May 2, 2017	May 15, 2017	June 15, 2017	0.05	1,755

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

Revenue Recognition - Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Condensed Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. Financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold. Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

Revenue for parts sales for all segments is recognized at the time that control and risk of ownership has passed to the customer, which is generally, when the ordered part is shipped to the customer. Historical return rates on parts sales have been immaterial. Accordingly, no return reserve has been recorded. Instead, returns are recognized as a reduction of revenue at the time that they are received.

For certain of our vehicles and chassis, we sell separately priced service contracts that provide roadside assistance or extend certain warranty coverage beyond our base warranty agreements. These separately priced contracts range from 1 to 6 years from the date of the shipment of the related vehicle or chassis. We receive payment with the shipment of the related vehicle or at the inception of the extended service contract, if later, and recognize revenue over the coverage term of the agreement, generally on a straight-line basis, which approximates the pattern of costs expected to be incurred in satisfying the obligations under the contract.

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

Inventories - Our inventories are stated at the lower of first-in, first-out cost or net realizable value. Estimated inventory allowances for slow-moving inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

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

At June 30, 2018 and December 31, 2017, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2017 using a discounted cash flow valuation.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of June 30, 2018, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

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

The acquired Utilimaster and Smeal trade names have indefinite lives as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair values of our Utilimaster and Smeal trade names exceeded their associated carrying values of $2.9 million and $2.4 million by 545% and 141%, respectively, as of October 1, 2017. Accordingly, there was no impairment recorded on these trade names. Based on the discounted cash flow valuations at October 1, 2017, an increase in the WACC used for these impairment analyses of 500 basis points would not result in impairment in the trade names.

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

Warranties - Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 5 – Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although management believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different from what is reflected in the historical income tax provisions and accruals.

Interest and penalties attributable to income taxes are recorded as a component of income taxes.

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving credit agreement is generally, tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be as much as nine months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2018, we had $17.8 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations. Changes in input costs have impacted our results for the three and six months ended June 30, 2018, and may continue to do so during the remainder of 2018 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and six months ended June 30, 2018.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2018. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended June 30, 2018, no shares were repurchased under this authorization.

During the quarter ended June 30, 2018, there were 4,164 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	-	$-	-	1,000,000
May 1 to May 31	-	-	-	1,000,000
June 1 to June 30	4,164	15.10	-	1,000,000
Total	4,164	$15.10	-	1,000,000

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

(a)	Exhibits. The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Employment letter agreement between Spartan Motors, Inc. and Matthew W. Long dated June 4, 2018. *

10.2	Consulting agreement dated July 1, 2018 between Spartan Motors, Inc. and Thomas T. Kivell. *

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 2, 2018	SPARTAN MOTORS, INC.

	By	/s/ Matthew W. Long
Matthew W. Long Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)