Form 10-Q
period 2018-09-30
SPARTAN MOTORS INC
filed 2018-10-31
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2018.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ___________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2018
Common stock, $.01 par value	35,175,103 shares

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

●

Changes in the markets we serve may from time to time require us to re-configure our production lines or re-locate production of products between buildings or to new locations in order to maximize the efficient utilization of our production capacity.  Costs incurred to effect these re-configurations may exceed our estimates and efficiencies gained may be less than anticipated.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$15,667	$33,523
Accounts receivable, less allowance of $139 and $139	109,946	83,147
Contract assets	43,576	-
Inventories	75,759	77,692
Other current assets	4,828	4,425
Total current assets	249,776	198,787

Property, plant and equipment, net	55,547	55,177
Goodwill	27,417	27,417
Intangible assets, net	8,815	9,427
Other assets	2,713	3,072
Net deferred tax asset	5,627	7,284
TOTAL ASSETS	$349,895	$301,164

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$92,598	$40,643
Accrued warranty	16,243	18,268
Accrued compensation and related taxes	9,236	13,264
Deposits from customers	15,074	25,422
Other current liabilities and accrued expenses	9,946	12,071
Current portion of long-term debt	62	64
Total current liabilities	143,159	109,732

Other non-current liabilities	4,452	5,238
Long-term debt, less current portion	18,560	17,925
Total liabilities	166,171	132,895
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,170 and 35,097 outstanding	352	351
Additional paid in capital	80,086	79,721
Retained earnings	103,944	88,855
Total Spartan Motors, Inc. shareholders’ equity	184,382	168,927
Non-controlling interest	(658)	(658)
Total shareholders’ equity	183,724	168,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$349,895	$301,164

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Sales	$226,183	$189,215	$583,203	$526,029
Cost of products sold	199,965	160,564	508,457	461,327
Restructuring charges	25	-	25	156
Gross profit	26,193	28,651	74,721	64,546

Operating expenses:
Research and development	2,117	1,598	5,323	5,265
Selling, general and administrative	17,251	17,057	54,163	48,160
Restructuring charges	476	232	1,292	1,044
Total operating expenses	19,844	18,887	60,778	54,469

Operating income	6,349	9,764	13,943	10,077

Other income (expense):
Interest expense	(225)	(189)	(817)	(582)
Interest and other income	156	159	2,581	438
Total other income (expense)	(69)	(30)	1,764	(144)

Income before taxes	6,280	9,734	15,707	9,933

Taxes	1,037	(3,736)	2,527	(3,561)

Net income	5,243	13,470	13,180	13,494

Less: net loss attributable to non-controlling interest	-	-	-	(1)

Net income attributable to Spartan Motors Inc.	$5,243	$13,470	$13,180	$13,495

Basic net earnings per share	$0.15	$0.38	$0.37	$0.39

Diluted net earnings per share	$0.15	$0.38	$0.37	$0.39

Basic weighted average common shares outstanding	35,182	35,105	35,179	34,882
Diluted weighted average common shares outstanding	35,182	35,105	35,179	34,882

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net income	$13,180	$13,494
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,638	7,335
Accruals for warranty	6,068	6,799
Expense from changes in fair value of contingent consideration	(693)	-
Deferred income taxes	688	(6,493)
Stock based compensation related to stock awards	3,054	2,578
(Increase) decrease in operating assets:
Accounts receivable	(26,799)	(29,110)
Contract assets	(13,017)	-
Inventories	(31,000)	26,194
Income taxes receivable	-	1,287
Other assets	(403)	1,038
Increase (decrease) in operating liabilities:
Accounts payable	51,955	19,729
Cash paid for warranty repairs	(8,093)	(10,036)
Accrued compensation and related taxes	(4,028)	(2,751)
Deposits from customers	(3,113)	(32,121)
Other current liabilities and accrued expenses	955	258
Other long term liabilities	(259)	1,811
Taxes on income	(2,080)	2,106
Total adjustments	(19,127)	(11,376)
Net cash (used in) provided by operating activities	(5,947)	2,118

Cash flows from investing activities:
Purchases of property, plant and equipment	(7,395)	(3,762)
Acquisition of business, net of cash acquired	-	(28,903)
Net cash used in investing activities	(7,395)	(32,665)

Cash flows from financing activities:
Proceeds from long-term debt	684	32,800
Payments on long-term debt	(50)	(10,049)
Payment of contingent consideration on acquisitions	(701)	-
Payment of dividends	(1,759)	(1,755)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(2,688)	(635)
Net cash (used in) provided by financing activities	(4,514)	20,361

Net decrease in cash and cash equivalents	(17,856)	(10,186)
Cash and cash equivalents at beginning of period	33,523	32,041
Cash and cash equivalents at end of period	$15,667	$21,855

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269

Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(2,688)	-	-	(2,688)

Issuance of restricted stock, net of cancellation	64	1	(1)	-	-	-

Dividends declared ($0.05 per share)	-	-	-	(1,759)	-	(1,759)

Stock based compensation expense related to restricted stock	-	-	3,054	-	-	3,054

Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668

Net income	-	-	-	13,180	-	13,180

Balance at September 30, 2018	35,170	$352	$80,086	$103,944	$(658)	$183,724

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

We are a niche market leader in the engineering and manufacturing of heavy-duty, purpose-built specialty vehicles. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, up-fit equipment used in the mobile retail, and utility trades, fire trucks and fire truck chassis, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. We conduct our operating activities through our wholly owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Bristol, Indiana; and Snyder and Neligh, Nebraska; along with contract manufacturing in Kansas City, Missouri, Ladson, South Carolina and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri, Ladson, South Carolina and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Brandon, South Dakota, Snyder and Neligh, Nebraska, and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. In June 2018, we implemented a plan to close our Delavan, Wisconsin facility and consolidate production with our Brandon, South Dakota facility. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2018, the results of operations for the three and nine-month periods ended September 30, 2018 and the cash flows for the nine-month period ended September 30, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2017.

The results of operations for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at September 30, 2018 and December 31, 2017.

New Accounting Standards

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40) (“ASU 2018-15”). ASU 2018-15 is intended to align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for reporting periods beginning after December 15, 2020 and early adoption is permitted. We are currently evaluating the impact of our pending adoption of ASU 2018-15 on our financial statements, but do not expect any resulting changes to have a material impact on our consolidated financial position, results of operations or cash flows.

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

In January 2018, the FASB issued Accounting Standards Update No. 2018-01, Leases (Topic 842) (“ASU 2018-01”). The new standard provides an optional transition practical expedient to not evaluate existing or expired land easements under Topic 842 that were not previously accounted for as leases under the current leases guidance in Topic 840. We expect to apply this practical expedient, which we do not expect to have a material impact on our consolidated financial position, results of operations or cash flows, with our adoption of ASU 2016-02.

In July 2018, the FASB issued Accounting Standards Update No. 2018-10, Codification Improvements to Topic 842, Leases (“ASU 2018-10”). ASU 2018-10 clarifies the implementation guidance on reassessing lease classification, variable lease payments that depend on an index or a rate, certain transition adjustments and certain other topics. ASU 2018-10 will go into effect when the lease standard issued in ASU 2016-02 becomes effective.

In July 2018, the FASB issued Accounting Standards Update No. 2018-11, Leases (Topic 842), Targeted Improvements (“ASU 2018-11”). ASU 2018-11 provides another transition method to initially apply the new standard at the adoption date and recognize a cumulative effect adjustment to the opening balance of retained earnings. We currently expect to adopt ASU 2016-02 using this transition method in the first quarter of 2019.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

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

(Dollar amounts in thousands, except per share data)

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

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

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	Three Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement

Sales	$226,183	$231,089	$(4,906)
Cost of products sold	199,965	204,613	(4,648)
Taxes	1,037	1,055	(18)
Net income	5,243	5,483	(240)

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement

Sales	$583,203	$588,806	$(5,603)
Cost of products sold	508,457	514,865	(6,408)
Taxes	2,527	2,300	227
Net income	13,180	12,602	578

	September 30, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Contract assets	$43,576	$-	$43,576
Inventories	75,759	121,158	(45,399)
Net deferred tax asset	5,627	6,524	(897)

Liabilities
Deposits from customers	15,074	22,562	(7,488)
Other current liabilities and accrued expenses	9,946	9,422	542

Equity
Retained earnings	103,944	99,700	4,244

The table below presents the cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606.

	December 31, 2017	Transition adjustments	January 1, 2018
Assets
Contract assets	$-	$30,559	$30,559
Inventory	77,692	(32,933)	44,759
Net deferred tax asset	7,284	(897)	6,387

Liabilities
Deposits from customers	25,422	(7,234)	18,188
Other current liabilities and accrued expenses	12,071	295	12,366

Equity
Retained earnings	88,855	3,668	92,523

Contract assets and liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

Contract assets
Opening balance (January 1, 2018)	$30,559
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(30,554)
Contract assets recognized, net of reclassification to receivables	43,571
Net change	13,017
Ending balance (September 30, 2018)	$43,576

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Contract liabilities
Opening balance (January 1, 2018)	$18,188
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(12,329)
Cash received in advance and not recognized as revenue	9,215
Net change	(3,114)
Ending balance (September 30, 2018)	$15,074

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 Months and beyond(1)	Total
Revenue expected to be recognized as of September 30, 2018:
Fleet Vehicles and Services	$271,708	$3,508	$275,216
Emergency Response Vehicles	170,712	5,864	176,576
Specialty Chassis and Vehicles	34,035	37	34,072
Total	$476,455	$9,409	$485,864

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $209 and $37 for one to 12 months and $668 and $37 for 13 months and beyond, respectively.

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

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three and nine months ended September 30, 2018. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended September 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$106,531	$49,861	$51,626	$208,018	$(4,188)	$203,830
Other	11,902	10,402	49	22,353	-	22,353
Total sales	$118,433	$60,263	$51,675	$230,371	$(4,188)	$226,183

Timing of revenue recognition
Products transferred at a point in time	$38,153	$5,795	$42,034	$85,982	$-	$85,982
Products and services transferred over time	80,280	54,468	9,641	144,389	(4,188)	140,201
Total sales	$118,433	$60,263	$51,675	$230,371	$(4,188)	$226,183

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$240,871	$162,559	$147,204	$550,634	$(7,318)	$543,316
Other	15,669	24,032	186	39,887	-	39,887
Total sales	$256,540	$186,591	$147,390	$590,521	$(7,318)	$583,203

Timing of revenue recognition
Products transferred at a point in time	$65,947	$16,403	$123,504	$205,854	$-	$205,854
Products and services transferred over time	190,593	170,188	23,886	384,667	(7,318)	377,349
Total sales	$256,540	$186,591	$147,390	$590,521	$(7,318)	$583,203

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30,	December 31,
	2018	2017
Finished goods	$16,780	$15,539
Work in process	7,173	15,980
Raw materials and purchased components	55,863	49,159
Reserve for slow-moving inventory	(4,057)	(2,986)
Total inventory	$75,759	$77,692

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $4,816 and $7,435 at September 30, 2018 and December 31, 2017. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Condensed Consolidated Statements of Operations.

NOTE 3 - DEBT

Long-term debt consists of the following:

	September 30, 2018	December 31, 2017
Line of credit revolver (1)	$18,461	$17,800
Capital lease obligations	161	189
Total debt	18,622	17,989
Less current portion of long-term debt	(62)	(64)
Total long-term debt	$18,560	$17,925

(1)

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150,000 from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. During the quarter ended September 30, 2018, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with GM and Chrysler. This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 5, Commitments and Contingent Liabilities for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.43750% (or one-month LIBOR plus 1.25%) at September 30, 2018. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

On December 1, 2017, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the "First Credit Agreement") by and among us, certain of our subsidiaries, Wells Fargo, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association. Under the First Credit Agreement, we were able to borrow up to $100,000 under a three-year unsecured revolving credit facility. The First Credit Agreement expired when the “Credit Agreement” was entered into on August 8, 2018. This line carried an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Under the terms of the primary line of credit agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $116,100 and $66,400 at September 30, 2018 and December 31, 2017, respectively. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At September 30, 2018 and December 31, 2017, we were in compliance with all covenants in our credit agreement.

NOTE 4 – RESTRUCTURING

During the three and nine months ended September 30, 2018, we incurred restructuring charges related to a company-wide initiative to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations.

During the three and nine months ended September 30, 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition.

Restructuring charges included in our Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017, broken down by segment, are as follows:

	Three Months Ended September 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$15	$10	$-	$25

Selling, general and administrative
Accrual for severance	-	159	161	11	331
Production relocation	-	145	-	-	145
Total Selling, general and administrative	-	304	161	11	476

Total restructuring	$-	$319	$171	$11	$501

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$15	$10	$-	$25

Selling, general and administrative
Accrual for severance	-	497	164	486	1,147
Production relocation		145	-	-	145
Total Selling, general and administrative	-	642	164	486	1,292

Total restructuring	$-	$657	$174	$486	$1,317

	Three Months Ended September 30, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$-	$-	$-	$-

Selling, general and administrative
Accrual for severance	232	-	-	-	232
Total restructuring	$232	$-	$-	$-	$232

	Nine Months Ended September 30, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$97	$43	$16	$-	$156

Selling, general and administrative
Accrual for severance	547	367	79	51	1,044
Total restructuring	$644	$410	$95	$51	$1,200

The following table provides a summary of the compensation related charges incurred during the three and nine months ended September 30, 2018 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Condensed Consolidated Balance Sheets.

Severance
Balance, January 1, 2018	$11
Accrual for severance	20
Payments and adjustments made in period	(27)
Balance, March 31, 2018	4
Accrual for severance	797
Payments and adjustments made in period	(4)
Balance, June 30, 2018	797
Accrual for severance	356
Payments and adjustments made in period	(559)
Balance, September 30, 2018	$594

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At September 30, 2018 and December 31, 2017, we had outstanding letters of credit totaling $1,625 and $754 related to certain emergency response vehicle contracts and our workers compensation insurance.

At September 30, 2018, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

 Chassis Agreements

We are party to chassis bailment inventory agreements with General Motors Company (“GM”) and Chrysler Group, LLC (“Chrysler”) which allow GM and Chrysler to draw up to $10,000 against our revolving credit line for chassis placed at our facilities. As a result of these agreements, there was $71 and $57 outstanding on our revolving credit line at September 30, 2018 and December 31, 2017. Under the terms of the bailment inventory agreements, these chassis never become our property and the amount drawn against the credit line will be repaid by a GM or Chrysler dealer at the time an order is placed for one of our bodies, utilizing a GM or Chrysler chassis. As such, the chassis, and the related draw on the line of credit, are not reflected in the accompanying Condensed Consolidated Balance Sheets.

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

Changes in our warranty liability during the nine months ended September 30, 2018 and 2017 were as follows:

	2018	2017
Balance of accrued warranty at January 1	$18,268	$19,334
Warranties issued during the period	5,381	5,717
Cash settlements made during the period	(8,093)	(10,036)
Changes in liability for pre-existing warranties during the period, including expirations	687	1,082
Assumed warranties outstanding at Smeal on January 1, 2017	-	3,689
Balance of accrued warranty at September 30	$16,243	$19,786

Spartan-Gimaex Joint Venture

Spartan USA is a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

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

In accordance with accounting guidance, we have accrued estimated costs representing the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges could be material to our future operating results. There were no further wind-down charges recorded during the nine months ended September 30, 2018.

NOTE 6 – TAXES

Our effective income tax rate was 16.5% and 16.1% for the three and nine months ended September 30, 2018 compared to (38.4)% and (35.9)% for the three and nine months ended September 30, 2017.

Our effective tax rate for the three months ended September 30, 2018 was impacted by two favorable adjustments, one related to a change in expected full year financial performance and the other to provisional tax amounts recorded at December 31, 2017 as a result of the 2017 Tax Act. During the third quarter of 2018 we recorded a reduction in income tax expense of $361 to decrease the balance of the tax expense recorded for the first nine months of 2018 to the Company’s current estimated full year effective tax rate of 25.0% before discrete items.

We also recorded a $373 favorable adjustment upon completion of our 2017 federal income tax return, from provisional amounts recorded in our 2017 Annual Report on Form 10-K, as a result of the provisions of the 2017 Tax Act enacted in December 2017. The 2017 Tax Act includes a number of changes to previous U.S. tax laws that impact us, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. We recognized the income tax effects of the 2017 Tax Act in the financial statements included in our 2017 Annual Report on Form 10-K in accordance with Staff Accounting Bulletin No. 118, which provides SEC staff guidance for the application of ASC Topic 740, Income Taxes, in the reporting period in which the 2017 Tax Act was signed into law.

The effective tax rate for the nine months ended September 30, 2018 was primarily impacted by a $1,403 discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

Our effective tax rate for the three and nine months ended September 30, 2017 was favorably impacted by the reversal of $6,577 of a valuation allowance originally recorded in 2015. An assessment of the available positive and negative evidence as of September 30, 2017 determined that it was more likely than not that a significant portion of the valuation allowance recorded against our deferred tax assets was no longer necessary. A major portion of such positive evidence included cumulative profits incurred over the three year period ended September 30, 2017 as well as forecasted future profits.

NOTE 7 – INTEREST AND OTHER INCOME

Interest and other income is as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net working capital settlement from acquisition of Smeal (1)	$-	$-	$1,500	$-
Gain from adjustment of contingent liability from acquisition of Smeal (2)	-	-	693	-
Other miscellaneous	156	159	388	438
Total interest and other income	$156	$159	$2,581	$438

(1)  The net working capital settlement from the acquisition of Smeal was recorded to other income because the settlement occurred after the expiration of the measurement period on January 1, 2018.

(2)  This gain represents the reduction of a contingent liability from the Smeal acquisition that was made after the expiration of the measurement period on January 1, 2018.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location and, beginning in 2018, certain operations at our Ephrata, Pennsylvania location along with our operations at our up-fit centers in Kansas City, Missouri; Ladson, South Carolina; and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and the production of commercial truck bodies, and distributes related aftermarket parts and accessories.

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

Three Months Ended September 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$91,984	$-	$4,188	$(4,188)	$91,984
Emergency response vehicle sales	-	57,549	-	-	57,549
Motor home chassis sales	-	-	38,892	-	38,892
Other specialty vehicle sales	-	-	5,453	-	5,453
Aftermarket parts and accessories sales	26,449	2,714	3,142	-	32,305

Total sales	$118,433	$60,263	$51,675	$(4,188)	$226,183

Depreciation and amortization expense	$603	$625	$357	$1,015	$2,600
Adjusted EBITDA	7,243	601	5,919	(3,180)	10,583
Segment assets	109,139	139,060	41,545	60,151	349,895
Capital expenditures	250	304	19	2,739	3,312

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Three Months Ended September 30, 2017

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$66,850	$-	$4,312	$(4,312)	$66,850
Emergency response vehicle sales	-	63,369	-	-	63,369
Motor home chassis sales	-	-	37,034	-	37,034
Other specialty vehicle sales	-	-	4,738	-	4,738
Aftermarket parts and accessories sales	11,787	2,503	2,934	-	17,224

Total sales	$78,637	$65,872	$49,018	$(4,312)	$189,215

Depreciation and amortization expense	$856	$575	$368	$846	$2,645
Adjusted EBITDA	8,785	2,501	5,149	(3,541)	12,894
Segment assets	78,766	131,806	32,770	77,524	320,866
Capital expenditures	66	499	28	731	1,324

 Nine Months Ended September 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$194,917	$-	$7,318	$(7,318)	$194,917
Emergency response vehicle sales	-	178,592	-	-	178,592
Motor home chassis sales	-	-	115,643	-	115,643
Other specialty vehicle sales	-	-	16,568	-	16,568
Aftermarket parts and accessories sales	61,623	7,999	7,861	-	77,483

Total sales	$256,540	$186,591	$147,390	$(7,318)	$583,203

Depreciation and amortization expense	$1,780	$1,877	$1,092	$2,889	$7,638
Adjusted EBITDA	20,205	2,038	13,431	(10,601)	25,073
Segment assets	109,139	139,060	41,545	60,151	349,895
Capital expenditures	1,815	459	116	5,005	7,395

Nine Months Ended September 30, 2017

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$154,178	$-	$4,739	$(4,739)	$154,178
Emergency response vehicle sales	-	220,112	-	-	220,112
Motor home chassis sales	-	-	91,280	-	91,280
Other specialty vehicle sales	-	-	13,753	-	13,753
Aftermarket parts and accessories sales	31,909	6,810	7,987	-	46,706

Total sales	$186,087	$226,922	$117,759	$(4,739)	$526,029

Depreciation and amortization expense	$2,618	$1,711	$942	$2,064	$7,335
Adjusted EBITDA	21,203	510	9,415	(9,098)	22,030
Segment assets	78,766	131,806	32,770	77,524	320,866
Capital expenditures	342	1,216	270	1,934	3,762

SPARTAN MOTORS, INC. AND SUBSIDIARIES

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment adjusted EBITDA	$13,763	$16,435	$35,674	$31,128
Add (subtract):
Interest expense	(225)	(189)	(817)	(582)
Depreciation and amortization expense	(2,600)	(2,645)	(7,638)	(7,335)
Restructuring expense	(501)	(232)	(1,317)	(1,200)
Acquisition expense	(267)	(354)	(802)	(1,085)
Recall expense	(112)	368	331	368
Litigation settlement	(321)	-	(321)	-
Long-term strategic planning expense	(277)	-	(995)	-
Impact of acquisition on timing of chassis revenue recognition	-	(108)	-	(2,074)
Impact of step-up in inventory value resulting from acquisition	-	-	-	(189)
Impact of acquisition adjustments for net working capital and contingent liability	-	-	2,193	-
Unallocated corporate expenses	(3,180)	(3,541)	(10,601)	(9,098)
Consolidated income before taxes	$6,280	$9,734	$15,707	$9,933

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Revenue of $226.2 million in the third quarter of 2018, an increase of 19.6% compared to $189.2 million in the third quarter of 2017.
●	Gross profit of $26.2 million in the third quarter of 2018, a decrease of 8.7% compared to $28.7 million in the third quarter of 2017.
●	Gross Margin of 11.6% in the third quarter of 2018, compared to 15.1% in the third quarter of 2017.
●	Operating expense of $19.8 million, or 8.8% of sales in the third quarter of 2018, compared to $18.9 million or 10.0% of sales in the third quarter of 2017.
●	Operating income of $6.3 million in the third quarter of 2018, compared to $9.8 million in the third quarter of 2017.
●	Net income of $5.2 million in the third quarter of 2018, compared to $13.5 million in the third quarter of 2017.
●	Earnings per share of $0.15 in the third quarter of 2018, compared to $0.38 in the third quarter of 2017.
●	Order backlog of $484.9 million at September 30, 2018, a decrease of $52.8 million or 9.8% from our backlog of $537.7 million at September 30, 2017.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Sales	100.0	100.0	100.0	100.0
Cost of products sold	88.4	84.9	87.2	87.7
Restructuring charge	0.0	0.0	0.0	0.0
Gross profit	11.6	15.1	12.8	12.3
Operating expenses:
Research and development	0.9	0.8	0.9	1.0
Selling, general and administrative	7.6	9.0	9.3	9.2
Restructuring charge	0.2	0.1	0.2	0.2
Operating income	2.8	5.2	2.4	1.9
Other income (expense), net	0.0	0.0	0.3	0.0
Income before taxes	2.8	5.1	2.7	1.9
Taxes	0.5	(2.0)	0.4	(0.7)
Net income	2.3	7.1	2.3	2.6

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

Quarter Ended September 30, 2018 Compared to the Quarter Ended September 30, 2017

Sales

For the quarter ended September 30, 2018, we reported consolidated sales of $226.2 million, compared to $189.2 million for the third quarter of 2017 an increase of $37.0 million or 19.6%. This increase reflects sales increases of $39.8 million in our Fleet Vehicles and Services segment and $2.7 million in our Specialty Vehicles and Chassis segment, along with a decrease in intersegment eliminations of $0.1 million. These increases were partially offset by a $5.6 million decrease in our Emergency Response Vehicles segment. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $200.0 million in the third quarter of 2018, compared to $160.6 million in the third quarter of 2017, an increase of $39.4 million or 24.5%. Cost of products sold increased by $35.6 million due to the higher sales volumes in 2018 and $7.2 million due to the impact of commodity cost increases in the third quarter of 2018. Product mix in 2018 added an additional $1.3 million to cost of products sold, while higher warranty expense added $0.4 million. These were partially offset by a decrease of $0.5 million due to favorable absorption driven by the higher sales volume. Our adoption of ASC 606 on January 1, 2018 resulted in a $4.6 million decrease in cost of products sold recorded during the quarter compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. As a percentage of sales, cost of products sold increased to 88.4% in the third quarter of 2018, compared to 84.9% in the third quarter of 2017. Higher commodity and component cost contributed 380 basis points to the increase, while the product mix and higher warranty costs experienced in 2018 resulted in increases of 90 and 20 basis points, respectively. These increases were partially offset by a 100 basis point decrease due to price increases that impacted 2018 and 40 basis points due to favorable overhead absorption in 2018.

Gross Profit

Gross profit was $26.2 million for the third quarter of 2018, compared to $28.7 million for the third quarter of 2017, a decrease of $2.5 million, or 8.7%. Higher commodity and component costs resulted in a decrease of $7.2 million, while the product mix in 2018 resulted in a $1.6 million decrease and higher warranty costs resulted in $0.4 million decrease. These decreases were partially offset by a $4.5 million increase due to higher sales volume in 2018, $2.0 million due to price increases realized in the third quarter of 2018 and $0.5 million due to favorable absorption due to the higher sales volume. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.3 million decrease in gross profit compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. Gross margin decreased to 11.6% from 15.1% over the same period, with decreases of 380 basis points due to higher commodity and component costs, 90 basis points due to the product mix experienced in 2018 and 20 basis points due to higher warranty costs in 2018. These decreases were partially offset by increases of 100 basis points due to price increases realized in the third quarter of 2018 and 40 basis points due to favorable overhead absorption in 2018 owing to the increase in sales volume.

Operating Expenses

Operating expense was $19.8 million for the third quarter of 2018, compared to $18.9 million for the third quarter of 2017, an increase of $0.9 million or 4.8%. Research and development expense in the third quarter of 2018 was $2.1 million, compared to $1.6 million in the third quarter of 2017, an increase of $0.5 million, or 31.3%, due to higher spending on new product development projects in 2018. Selling, general and administrative expense was $17.3 million in the third quarter of 2018, compared to $17.1 million for the third quarter of 2017, an increase of $0.2 million or 1.2%. $0.9 million of this increase was due to higher selling costs driven by the increase in sales volume, while increased spending on information technology related projects and professional fees resulted in increases of $0.2 million and $0.1 million, respectively. These increases were partially offset by a $1.0 million decrease in wages driven by lower incentive compensation accruals in 2018. Restructuring charges increased by $0.3 million in the third quarter of 2018, compared to the same period of 2017, due to charges incurred to consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations.

Other income/ (expense)

Interest expense was $0.2 million for the third quarter of 2018, flat with the $0.2 million of expense for the third quarter of 2017. Interest and other income was $0.2 million in the third quarter of 2018, flat with the $0.2 million of income for the third quarter of 2017.

Taxes

Our effective income tax rate was 16.5% in the third quarter of 2018, compared to (38.4)% in the third quarter of 2017.  Our effective tax rate in 2018 was impacted by a combined favorable impact of $0.7 million related to a reduction in tax expense recorded in the quarter because of a change in our expectations for our full year financial performance and a reduction from the finalization of provisional tax amounts recorded at December 31, 2017 due to the 2017 Tax Act upon the filing of our 2017 federal income tax return.  Our effective tax rate for the third quarter of 2017 was impacted by our deferred tax asset valuation allowance, which resulted in a tax rate applied to the third quarter 2017 earnings of 0% due to the ability to offset that period’s tax liability against our recorded valuation allowance. Tax benefit of ($3.7) million recorded in the third quarter of 2017 was impacted by a $6.6 million deferred tax asset valuation allowance reversal.

Net Income

We recorded net income of $5.2 million or $0.15 per share for the third quarter of 2018, compared to net income of $13.5 million, or $0.38 per share, for the third quarter of 2017. Driving the decrease in net income for the three months ended September 30, 2018 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA in the third quarter of 2018 was $10.6 million, compared to $12.9 million for the third quarter of 2017, a decrease of $2.3 million or 17.8%.

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2018 compared to the same period of 2017 (in millions):

Adjusted EBITDA three months ended September 30, 2017	$12.9
Tariff driven commodity and component cost increases	(7.2)
Sales mix	(1.6)
Impact of acquisition on timing of chassis revenue recognition	(0.1)
Higher sales volume in 2018	4.3
Price increase realized in 2018	2.0
Favorable overhead absorption	0.5
Lower warranty costs	0.1
Increase in new product development expense	(0.5)
Volume driven sales commissions and marketing costs	(0.9)
Information technology improvement projects	(0.2)
Lower incentive compensation	1.0
Decrease in professional fees	0.3
Adjusted EBITDA three months ended September 30, 2018	$10.6

The change in warranty cost of $0.1 million differs from the corresponding change in gross profit due to adjustments for the impact of recalls of $0.1 million made to the 2018 GAAP amount and $(0.4) million made to the 2017 GAAP amount. The change in costs related to professional fees differs from the corresponding change in operating expenses due to adjustments of $0.3 million for consulting expense related to strategic planning, $0.2 million for a legal settlement and $0.2 million for acquisition fees made to the 2018 GAAP amount along with an adjustment of $0.4 million for acquisition fees made to the 2017 GAAP amount.

Adjusted net income

Our consolidated adjusted net income in the third quarter of 2018 was $6.0 million, compared to $7.4 million for the third quarter of 2017, a decrease of $1.4 million or 18.9%. This decrease was due to the factors impacting adjusted EBITDA described above, which were partially offset by a $0.9 million increase in adjusted income tax expense in 2018. Adjusted income tax expense differs from the GAAP amounts recorded in 2018 and 2017 due to adjustments for changes in deferred tax asset valuation allowances of $0.4 million in 2018 and $6.3 million in 2017, along with the tax effect of adjustments of $0.3 million in 2018 and $0.1 million in 2017.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	September 30, 2018	September 30, 2017
Fleet Vehicles and Services	$275,216	$292,540
Emergency Response Vehicles	175,699	213,334
Specialty Chassis and Vehicles	33,998	31,873
Total consolidated	$484,913	$537,747

Our Fleet Vehicles and Services backlog decreased by $17.3 million, or 5.9%, driven by the partial build-out of the $214.3 million contract received in September 2017 to supply delivery vehicles, which will be fulfilled through 2019. Our Emergency Response Vehicles backlog decreased by $37.6 million, or 17.6%, primarily due to our adoption of ASC 606 which resulted in changes to our revenue recognition policy whereby we now recognize revenue on certain of our products as they are produced rather than at the time of shipment to the customer. Our Specialty Chassis and Vehicles segment backlog increased by $2.1 million, or 6.6%, due to strong motor home chassis order intake driven by new model introductions and market share gains. We anticipate filling our current backlog orders for our Fleet Vehicles and Services segment over the next 10 months, for our Emergency Response Vehicles segment over the next 12 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Sales

For the nine months ended September 30, 2018, we reported consolidated sales of $583.2 million, compared to $526.0 million for the same period in 2017, an increase of $57.2 million or 10.9%. This increase reflects sales increases of $70.4 million in our Fleet Vehicles and Services segment and $29.6 million in our Specialty Chassis and Vehicles segment. These increases were partially offset by a $40.3 million decrease in our Emergency Response Vehicles segment and an increase in intersegment eliminations of $2.5 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $508.5 million in the nine months ended September 30, 2018, compared to $461.5 million in the same period of 2017, an increase of $47.0 million or 10.2%. Cost of products sold increased by $66.2 million due to the higher sales volumes, $1.2 million due to start-up costs incurred at our truck body operations in Ephrata, Pennsylvania, $8.2 million due to tariff driven commodity and component cost increases in 2018, and $0.4 million due to higher warranty costs in 2018. These increases were partially offset by decreases of $15.4 million due to the product mix in 2018 and $7.1 million due to operational and organizational improvements in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional $6.5 million decrease in cost of products sold recorded during the first nine months of 2018 compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. As a percentage of sales, cost of products sold decreased to 87.2% in the nine months ended September 30, 2018, compared to 87.7% in the same period of 2017. Approximately 140 basis points of the decrease was due to operational and organizational improvements enacted in 2018, while 100 basis points was due to pricing changes that impacted 2018. These decreases were partially offset by a 160 basis point increase due to higher commodity and component costs in 2018, and a 30 basis point increase due to the start-up costs incurred at our truck body operations in Ephrata, Pennsylvania.

Gross Profit

Gross profit was $74.7 million for the nine months ended September 30, 2018, compared to $64.5 million for the same period of 2017, an increase of $10.2 million, or 15.8%. $8.2 million of the increase was due to increased sales volumes, while operational and organizational improvements accounted for $7.1 million of the increase, and pricing changes that impacted 2018 accounted for $4.6 million of the increase. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.8 million increase in gross profit recorded during the first nine months of 2018 compared to what would have been recorded under previous guidance. These increases were partially offset by decreases of $8.2 million due to tariff driven commodity and component cost increases in 2018, $1.2 million due to start-up costs incurred in our Ephrata truck body operations, $0.7 million due to the mix of products sold in 2018, and $0.4 million due to higher warranty costs in 2018. Gross margin increased to 12.8% from 12.3% over the same period, with 140 basis points of the increase due to operational and organizational improvements enacted in 2018, while 100 basis points was due to pricing changes that impacted 2018. These increases were partially offset by a 160 basis point decrease due to higher commodity and component costs in 2018, and a 30 basis point decrease due to the start-up costs incurred at our truck body operations in Ephrata, Pennsylvania.

Operating Expenses

Operating expense was $60.8 million for the nine months ended September 30, 2018, compared to $54.5 million for the same period of 2017, an increase of $6.3 million or 11.6%. Research and development expense for the nine months ended September 30, 2018 was $5.3 million, flat with the same period of 2017. Selling, general and administrative expense was $54.2 million in the nine months ended September 30, 2018, compared to $48.2 million in the same period of 2017, an increase of $6.0 million or 12.4%. $2.8 million of this increase was due to costs related to operational improvement projects, while $0.7 million was due to increased compensation expense, primarily stock based compensation expense, in 2018. Also contributing to the overall increase were increases of $1.5 million due to increased spending on marketing and trade shows in 2018, and $1.1 million for information system related projects. Restructuring charges were $1.3 million in the nine months ended September 30, 2018 compared to $1.0 million for the same period of 2017, as projects to integrate our Smeal acquisition were completed and new projects to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations were initiated.

Other income and expense

Interest expense for the nine months ended September 30, 2018 was $0.8 million, compared to $0.6 million for the same period of 2017, an increase of $0.2 million or 33.3%, mainly due to interest expense related to pool chassis in our Fleet Vehicles and Services segment. Interest and other income was $2.6 million in the nine months ended September 30, 2018, compared to $0.4 million for the same period of 2017, an increase of $2.2 million or 550.0%. This increase was due to the receipt of a $1.5 million net working capital adjustment in March 2018, and the reversal of $0.7 million of a contingent liability in May 2018, both of which were related to our Smeal acquisition on January 1, 2017. Because the net working capital adjustment was received after the expiration of the measurement period for the acquisition, it was recognized in other income and expense rather than on the opening balance sheet for the acquisition.

Taxes

Our effective income tax rate was 16.1% for the nine months ended September 30, 2018, compared to (35.9)% for the same period of 2017.  Our effective tax rate in 2018 was favorably impacted by a $1.4 million tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.  Our effective tax rate for the nine months ended September 30, 2017 was impacted by the reversal of $6.6 million of the deferred tax asset valuation allowance, which resulted in a tax rate applied to the earnings for the nine months ended September 30, 2017 of 0% due to the ability to offset that period’s tax liability against our recorded valuation allowance.  Tax benefits of $(3.6) million recorded for the nine months ended September 30, 2017 consisted primarily of the valuation allowance reversal.

Net Income

We recorded net income of $13.2 million or $0.37 per share for the nine months ended September 30, 2018, compared to net income of $13.5 million, or $0.39 per share for the same period of 2017. Driving the decrease in net income for the nine months ended September 30, 2018 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA for the nine months ended September 30, 2018 was $25.1 million, compared to $22.0 million for the same period of 2017, an increase of $3.1 million or 14.1%. The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2018 compared to the same period of 2017 (in millions):

Adjusted EBITDA nine months ended September 30, 2017	$22.0
Unit sales volume	5.8
Sales mix	(0.8)
Pricing changes impacting 2018	4.5
Truck body manufacturing start-up costs	(1.2)
Impact of adoption of ASC 606	1.1
Tariff-driven commodity cost increases	(8.2)
Operational and organizational improvements	7.1
Increase in warranty expense	(0.4)
IT improvement projects	(1.1)
Increased marketing/trade show spending	(1.5)
Expense related to operational improvements	(1.8)
Higher compensation expense in 2018	(0.4)
Adjusted EBITDA nine months ended September 30, 2018	$25.1

The change in unit sales volume differs from that impacting gross profit due to adjustments of $2.0 million for the impact of the timing of intercompany chassis shipments to the newly acquired Smeal operations and $0.2 million for the impact of purchase accounting adjustments to inventory which were made to the 2017 GAAP amounts. The change in Operational and organizational improvements differs from that impacting gross profit due to an adjustment for charges related to legal settlements, which was made to the 2018 GAAP amount. The change in expense related to operational improvement projects differs from that impacting operating expenses due to a $1.0 million adjustment for consulting expense related to strategic planning made to the 2018 GAAP amount. The change in compensation expense differs from that impacting operating expenses due to a $0.3 million adjustment for severance related charges made to the 2018 GAAP amount.

Adjusted net income

Our consolidated adjusted net income for the nine months ended September 30, 2018 was $13.6 million, compared to $10.1 million for the same period of 2017, an increase of $3.5 million or 34.7%. The table below describes the changes in Adjusted net income for the nine months ended September 30, 2018 compared to the same period of 2017 (in millions):

Adjusted net income nine months ended September 30, 2017	$10.1
Unit sales volume	6.0
Sales mix	(0.8)
Pricing changes impacting 2018	4.5
Truck body manufacturing start-up costs	(1.2)
Impact of adoption of ASC 606	0.8
Tariff-driven commodity cost increases	(8.2)
Operational and organizational improvements	6.6
Increase in warranty expense	(0.3)
IT improvement projects	(1.1)
Increased marketing/trade show spending	(1.5)
Expense related to operational improvements	(1.8)
Higher compensation expense in 2018	(0.4)
Taxes	0.9
Adjusted net income nine months ended September 30, 2018	$13.6

The change in unit sales volume differs from that impacting gross profit due to adjustments of $2.0 million for the impact of the timing of intercompany chassis shipments to the newly acquired Smeal operations and $0.2 million for the impact of purchase accounting adjustments to inventory which were made to the 2017 GAAP amounts. The change in Operational and organizational improvements differs from that impacting gross profit due to an adjustment for charges related to legal settlements, which was made to the 2018 GAAP amount. The change in expense related to operational improvement projects differs from that impacting operating expenses due to a $1.0 million adjustment for consulting expense related to strategic planning made to the 2018 GAAP amount. The change in compensation expense differs from that impacting operating expenses due to a $0.3 million adjustment for severance related charges made to the 2018 GAAP amount. The change in taxes differs from the GAAP amount due to adjustments made to the GAAP amounts for expense related to deferred tax asset valuation allowances of $0.4 million in 2018 and $6.3 million in 2017, along with the tax effect of adjustments of $0.2 million and $1.2 million in 2018 and 2017.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income attributable to Spartan Motors, Inc.	$5,243	$13,470	$13,180	$13,495
Add (subtract):
Restructuring charges	501	232	1,317	1,200
Acquisition related expenses	267	354	802	1,085
Recall expense	112	(368)	(331)	(368)
Litigation settlement	321	-	321	-
Long-term strategic planning expense	277	-	995	-
Impact of acquisition on timing of chassis revenue recognition	-	108	-	2,073
Impact of step-up in inventory value resulting from acquisition	-	-	-	189
Impact of acquisition adjustments for net working capital and contingent liability	-	-	(2,193)	-
Net loss attributable to non-controlling interest	-	-	-	(1)
Deferred tax asset adjustments (1)	(373)	(6,295)	(299)	(6,295)
Tax effect of adjustments	(360)	(98)	(223)	(1,254)
Adjusted net income attributable to Spartan Motors, Inc.	$5,988	$7,403	$13,569	$10,124

Net income attributable to Spartan Motors, Inc.	$5,243	$13,470	$13,180	$13,495
Add (subtract):
Interest expense	225	189	817	582
Depreciation and amortization	2,600	2,645	7,638	7,335
Taxes on income	1,037	(3,736)	2,527	(3,561)
Restructuring charges	501	232	1,317	1,200
Acquisition related expenses	267	354	802	1,085
Recall expense	112	(368)	(331)	(368)
Litigation settlement	321	-	321	-
Long-term strategic planning expense	277	-	995	-
Impact of acquisition on timing of chassis revenue recognition	-	108	-	2,073
Impact of step-up in inventory value resulting from acquisition	-	-	-	189
Impact of acquisition adjustments for net working capital and contingent liability	-	-	(2,193)	-
Net loss attributable to non-controlling interest	-	-	-	(1)
Adjusted EBITDA	$10,583	$12,894	$25,073	$22,029

(1)

Deferred tax asset adjustments for the nine months ended September 30, 2018 consists of $373 recorded upon the completion of our 2017 federal tax return as a result of the tax rate differential caused between our deferred tax assets restated to the newly enacted 2018 federal income tax rate of 21% in December 2017 and our 2017 federal tax liability recorded at 35%. Deferred tax asset adjustments for the nine months ended September 30, 2017 consists of $6,577 for the reversal of a valuation allowance that was originally recorded in 2015, along with $282 resulting from certain discrete adjustments, including adjustments for uncertain tax positions and a true-up of certain prior provisions for various state tax liabilities to the amounts reported on the actual tax filings.

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

The table below presents the reconciliation of our total segment Adjusted EBITDA to consolidated income before taxes. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total segment adjusted EBITDA	$13,763	$16,435	$35,674	$31,128
Add (subtract):
Interest expense	(225)	(189)	(817)	(582)
Depreciation and amortization expense	(2,600)	(2,645)	(7,638)	(7,335)
Restructuring expense	(501)	(232)	(1,317)	(1,200)
Acquisition expense	(267)	(354)	(802)	(1,085)
Recall expense	(112)	368	331	368
Litigation settlement	(321)	-	(321)	-
Long-term strategic planning expense	(277)	-	(995)	-
Impact of acquisition on timing of chassis revenue recognition	-	(108)	-	(2,074)
Impact of step-up in inventory value resulting from acquisition	-	-	-	(189)
Impact of acquisition adjustments for net working capital and contingent liability	-	-	2,193	-
Unallocated corporate expenses	(3,180)	(3,541)	(10,601)	(9,098)
Consolidated income before taxes	$6,280	$9,734	$15,707	$9,933

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri, Ladson, South Carolina and Saltillo, Mexico. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name.

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%

Sales	$118,433	100.0%	$78,637	100.0%

Adjusted EBITDA	7,243	6.1%	8,785	11.2%

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%

Sales	$256,540	100.0%	$186,087	100.0%

Adjusted EBITDA	20,205	7.9%	21,203	11.4%

Segment assets	109,139		78,766

Comparison of the Three-Month Periods Ended September 30, 2018 and 2017

Sales in our Fleet Vehicles and Services segment were $118.4 million for the third quarter of 2018, compared to $78.6 million for the third quarter of 2017, an increase of $39.8 million or 50.6%, driven by increases of $24.3 million in vehicle sales driven by higher unit volume and $14.6 million in parts sales due to higher volumes from our up-fit business. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.9 million increase in revenue recognized during the quarter compared to what would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments. Our Fleet Vehicles and Services segment had no changes in pricing of products sold that had a significant impact on our financial statements when comparing the third quarter of 2018 to the third quarter of 2017.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the third quarter of 2018 was $7.2 million compared to $8.8 million in the third quarter of 2017, a decrease of $1.6 million or 18.2%. $6.1 million of the decrease was due to tariff driven increases in commodity and component costs in the third quarter of 2018, while $1.0 million of the decrease was due to the product mix experienced in 2018, and $0.8 million was due to higher sales commissions and marketing costs driven by the higher sales volume. These decreases were partially offset by a $4.8 million increase due to higher sales volume, and $1.5 million due to favorable fixed cost absorption in 2018. Our adoption of ASC 606 on January 1, 2018 had an immaterial impact on the adjusted EBITDA in the segment compared to what would have been recognized under our previous recognition policy primarily due to the timing of vehicle production and shipments.

Comparison of the Nine-Month Periods Ended September 30, 2018 and 2017

Sales in our Fleet Vehicles and Services segment were $256.5 million for the nine months ended September 30, 2018, compared to $186.1 million for the same period of 2017, an increase of $70.4 million or 37.8%. This increase was driven by a $36.6 million increase in vehicle sales mainly due to higher unit volume and a $29.7 million increase in aftermarket parts and accessories sales mainly due to higher up-fit sales in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional $4.1 million increase in revenue recognized during the period compared to what would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the nine months ended September 30, 2018 was $20.2 million compared to $21.2 million for the same period of 2017, a decrease of $1.0 million or 4.7%. $6.9 million of the decrease was due to tariff-driven increases in commodity and component costs, while $2.3 million of the decrease was due to the sales mix experienced in 2018. $1.2 million of the overall decrease was due to start-up costs incurred in our Ephrata truck body manufacturing operation earlier in the year and an additional $0.8 million of decreases were due to higher wages, headcount and sales commissions. These decreases were partially offset by a $6.8 million increase in adjusted EBITDA due to the higher sales volumes and a $2.4 million increase due to favorable fixed cost absorption owing to the higher sales volume in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional $1.0 million increase in adjusted EBITDA recorded during the period over what would have been recorded under previous guidance due to the timing of production and shipments.

Emergency Response Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%

Sales	$60,263	100.0%	$65,872	100.0%

Adjusted EBITDA	601	1.0%	2,501	3.8%

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%

Sales	$186,591	100.0%	$226,922	100.0%

Adjusted EBITDA	2,038	1.1%	510	0.2%

Segment assets	139,060		131,806

Comparison of the Three-Month Periods Ended September 30, 2018 and 2017

Sales in our Emergency Response Vehicles segment were $60.3 million in the third quarter of 2018, compared to $65.9 million in the same period of 2017, a decrease of $5.6 million or 8.5%. Lower production volume and unfavorable product mix resulted in decreases of $0.8 million and $0.3 million in 2018 revenue. These decreases were partially offset by a $1.3 million increase due to pricing changes realized in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a decrease of $5.8 million of revenue over what would have been recognized under previous guidance due to the timing of production and shipment of vehicles and chassis.

Adjusted EBITDA for our Emergency Response Vehicles segment was $0.6 million in the third quarter of 2018, compared to $2.5 million in the third quarter of 2017, a decrease of $1.9 million or 76.0%. This decrease was due to decreases of $2.1 million from the lower production volume, $0.5 million due to tariff driven increases in commodity prices, and a $0.3 million increase in warranty expense in 2018, which were partially offset by a $1.3 million increase due to pricing adjustments realized in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in a $0.3 million decrease in adjusted EBITDA due to the lower revenue as discussed above.

Comparison of the Nine-Month Periods Ended September 30, 2018 and 2017

Sales in our Emergency Response Vehicles segment were $186.6 million in the nine months ended September 30, 2018 compared to $226.9 million in the same period of 2017, a decrease of $40.3 million or 17.8%. Lower production volume, driven by revenue that was recognized in the first half of 2017 for delayed shipments of Smeal trucks which were nearly completed at the time of our acquisition on January 1, 2017, accounted for $23.2 million of the decrease. An additional $11.6 million decrease in sales is attributable to an unfavorable product mix in 2018, which included fewer aerial units than 2017. Our adoption of ASC 606 on January 1, 2018 resulted in an additional decrease of $9.7 million of revenue in our Emergency Response Vehicles segment over what would have been recognized under previous guidance. These decreases were partially offset by an increase of $4.2 million due to pricing changes that impacted 2018.

Adjusted EBITDA for our Emergency Response Vehicles segment was $2.0 million in the nine months ended September 30, 2018, compared to $0.5 million in the same period of 2017, an increase of $1.5 million, or 300.0%. $4.2 million of this increase is attributable to price changes that impacted 2018, while operational improvements resulted in an additional $2.7 million of adjusted EBITDA in 2018. These increases were partially offset by decreases of $3.5 million due to lower production volume in 2018, $0.9 million due to the product mix in 2018, $0.5 million due to tariff driven increases in commodity and component costs and $0.3 million due to higher warranty costs in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional decrease of $0.2 million of adjusted EBITDA in our Emergency Response Vehicles segment over what would have been recognized under previous guidance.

Specialty Chassis and Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2018		2017
	Amount	%	Amount	%

Sales	$51,675	100.0%	$49,018	100.0%

Adjusted EBITDA	5,919	11.4%	5,149	10.5%

	Nine Months Ended September 30,
	2018		2017
	Amount	%	Amount	%

Sales	$147,390	100.0%	$117,759	100.0%

Adjusted EBITDA	13,431	9.1%	9,415	8.0%

Segment assets	41,545		32,770

Comparison of the Three-Month Periods Ended September 30, 2018 and 2017

Sales in our Specialty Chassis and Vehicles segment were $51.7 million in the third quarter of 2018, compared to $49.0 million in 2017, an increase of $2.7 million or 5.5%. This increase was driven by increases of $1.2 million in motor home chassis sales and $0.7 million in other specialty chassis and vehicles due to higher unit volumes and $0.2 million in sales of aftermarket parts and accessories. Pricing adjustments realized in the third quarter of 2018 added $0.7 million to sales of motor home chassis. These increases were partially offset by a decrease of $0.1 million in intercompany sales of fleet vehicles. Our adoption of ASC 606 on January 1, 2018 had an immaterial impact on revenue in our Specialty Chassis and Vehicles segment.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the third quarter of 2018 was $5.9 million, compared to $5.1 million in the same period of 2017, an increase of $0.8 million, or 15.7%. Lower warranty costs in 2018 drove a $0.8 million increase, while price adjustments realized in 2018 resulted in a $0.7 million increase and higher unit sales volumes in 2018 resulted in a $0.3 million increase. These increases were partially offset by decreases of $0.5 million due to tariff driven increases in commodity and component costs and $0.5 million due to the product mix experienced in 2018. Our adoption of ASC 606 on January 1, 2018 had an immaterial impact on the adjusted EBITDA of our Specialty Chassis and Vehicles segment.

Comparison of the Nine-Month Periods Ended September 30, 2018 and 2017

Sales in our Specialty Chassis and Vehicles segment were $147.4 million for the nine months ended September 30, 2018, compared to $117.8 million in the same period of 2017, an increase of $29.6 million or 25.1%. Motor home chassis sales increased by $25.3 million due to higher unit volume in 2018, which was partially offset by a $1.4 million reduction due to unfavorable sales mix. Pricing changes that impacted the nine months ended September 30, 2018 resulted in additional motor home chassis revenue of $0.4 million. Intercompany sales of fleet vehicles increased by $2.7 million due to higher unit volume in 2018. Sales of other specialty vehicles increased by $2.8 million due to higher unit volume. These increases were partially offset by a decrease of $0.2 million in aftermarket parts and accessories sales. Our adoption of ASC 606 on January 1, 2018 had an immaterial impact on revenue in our Specialty Chassis and Vehicles segment.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the nine months ended September 30, 2018 was $13.4 million, compared to $9.4 million in the same period of 2017, an increase of $4.0 million or 42.6%, mainly due to the higher sales volume in 2018 as discussed above. Our adoption of ASC 606 on January 1, 2018 had an immaterial impact on the adjusted EBITDA of our Specialty Chassis and Vehicles segment.

Financial Condition

Balance Sheet at September 30, 2018 compared to December 31, 2017

For line items impacted by our adoption of the new revenue recognition standard on January 1, 2018, please see “Note 1 – General and Summary of Accounting Policies” in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this Form 10-Q for further information regarding the impact of this new accounting standard.

Cash decreased by $17.8 million, or 53.1%, to $15.7 million at September 30, 2018 from $33.5 million at December 31, 2017. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first nine months of 2018.

Accounts receivable increased by $26.8 million, or 32.3%, to $109.9 million at September 30, 2018, compared to $83.1 million at December 31, 2017. The increase is the result of increases of $26.8 million in Fleet Vehicles and Services and $4.6 million in Specialty Vehicles due to higher sales volume in the latter half of the third quarter of 2018 compared to sales in the latter half of the fourth quarter of 2017. This increase was partially offset by a decrease of $4.6 million in our Emergency Response segment due to lower sales volume in the third quarter of 2018.

Inventory decreased by $1.9 million, or 2.4%, to $75.8 million at September 30, 2018 compared to $77.7 million at December 31, 2017 mainly due to the transfer of in-process production to contract assets as a result of adopting the new revenue recognition standard on January 1, 2018. This decrease was offset by an increase at our Fleet Vehicles and Services segment of $20.3 million due to the ramp up of production primarily related to the USPS build.

Contract assets increased to $43.6 million at September 30, 2018 compared to $0 at December 31, 2017 due to adopting the new revenue recognition standard on January 1, 2018, whereby we now recognize a contract asset for performance obligations that have been completed but have not yet been invoiced to the customer.

Accounts payable increased by $52.0 million or 128.1% to $92.6 million at September 30, 2018 compared to $40.6 million at December 31, 2017. $23.6 million of the increase was due to ramp-up of production related to the USPS truck body build, with the remainder of the increase due to the timing of payments and the ramp up in other production following our traditional year-end shut down in December.

Accrued warranty decreased by $2.1 million or 11.5% to $16.2 million at September 30, 2018 compared to $18.3 million at December 31, 2017 due to payments for repairs made during the year of $8.1 million, partially offset by $6.0 million for accruals for new warranties.

Accrued compensation and related taxes decreased by $4.1 million or 30.8% to $9.2 million at September 30, 2018 compared to $13.3 million at December 31, 2017 due to the payout of accrued 2017 incentive compensation in the first quarter of 2018.

Deposits from customers decreased by $10.3 million or 40.6% to $15.1 million at September 30, 2018 compared to $25.4 million at December 31, 2017 as a result of adopting ASC 606 in 2018, whereby the liability for deposits is reduced when the related performance obligation has been satisfied.

Other current liabilities and accrued expenses decreased by $2.2 million or 18.2%, to $9.9 million at September 30, 2018 from $12.1 million at December 31, 2017, due primarily to a $1.4 million decrease related to the contingent liability for the Smeal acquisition and a decrease of $0.6 million in accrued customer rebates.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $17.8 million to $15.7 million at September 30, 2018, compared to $33.5 million at December 31, 2017. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We utilized $5.9 million of cash from operating activities during the nine months ended September 30, 2018, an increase of $8.0 million from $2.1 million of cash generated from operations for the nine months ended September 30, 2017.  Cash flow from operating activities decreased from 2017 due to a $38.9 million increase in cash utilized in the fulfilment of customer orders (including changes in accounts receivable, inventory, contract assets, and customer deposits). This decrease was partially offset by a $6.2 million increase in net income net of non-cash charges in 2018, and a $24.6 million increase in cash generated through changes in other working capital items, mainly accounts payable which was driven by the ramp-up of production for our truck body operation in Ephrata, Pennsylvania.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2018.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $7.4 million in investing activities in the first nine months of 2018, for acquisition of capital assets related to our operations, a $25.3 million decrease compared to the $32.7 million utilized in the first nine months of 2017, which included $28.9 million for our acquisition of Smeal.

During the remainder of 2018, we expect to make additional cash capital investments of $2.0 million to $4.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We utilized $4.5 million of cash through financing activities in the first nine months of 2018, compared to $20.4 million generated in the first nine months of 2017. This decrease is mainly due to the draw from our existing $100 million line of credit to fund our acquisition of Smeal on January 1, 2017.

Working Capital

Our working capital was as follows (in thousands):

	September 30, 2018	December 31, 2017	Change

Current assets	$249,776	$198,787	$50,989

Current liabilities	143,159	109,732	33,427

Working capital	$106,617	$89,055	$17,562

The increase in our working capital at September 30, 2018 from December 31, 2017, results from changes in accounts receivable, inventory and contract assets, and deposits from customers, which were partially offset by an increase in accounts payable. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

Smeal contingent consideration

In connection with our acquisition of Smeal in January 2017, the former owners of Smeal received additional consideration in the form of a tax gross-up payment. The purchase agreement specified that Spartan was to make a payment to the former owners of Smeal to cover certain state and federal tax liabilities that resulted from the transaction for the tax year ending December 31, 2017. A contingent liability for $1.4 million for the estimated amount of the payment was recorded within Other current liabilities on our Condensed Consolidated Balance Sheet at December 31, 2017. A payment of $0.7 million was made in April 2018 and the remaining $0.7 million was reversed to income in the second quarter of 2018, appearing within Interest and other income on the Condensed Consolidated Statement of Operations for the three and nine-month periods ended September 30, 2018.

Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150 million from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20 million and swing line loans of up to $15 million, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. During the quarter ended September 30, 2018, and in future years, our revolving credit facility was utilized, and will continue to be utilized, to finance commercial chassis received under chassis bailment inventory agreements with GM and Chrysler. This funding is reflected as a reduction of the revolving credit facility available to us equal to the amount drawn by GM and Chrysler. See Note 5, Commitments and Contingent Liabilities for further details about these chassis bailment inventory agreements. The applicable borrowing rate including margin was 3.43750% (or one-month LIBOR plus 1.25%) at September 30, 2018. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20.0 million. At September 30, 2018 and December 31, 2017, we had outstanding letters of credit totaling $1.6 and $0.8 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of the primary line of credit agreement we are required to maintain certain financial ratios and other financial conditions, which limited our available borrowings under our line of credit to a total of approximately $116.1 million at September 30, 2018 and $66.4 million at December 31, 2017. The agreements prohibit us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limit our ability to pay dividends in certain circumstances; and restrict substantial asset sales. At September 30, 2018, we were in compliance with all covenants in our credit agreement, and based on our outlook for 2018, we expect to be able to meet these covenants over the next twelve months.

We had capital lease obligations outstanding of $0.2 million as of September 30, 2018 and December 31, 2017 due and payable over the next five years.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At September 30, 2018 there were 1.0 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 1.0 million shares of stock under the repurchase program, it would cost us approximately $11.2 million based on the closing price of our stock on October 25, 2018. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

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

Revenue Recognition - Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Condensed Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold. Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

At September 30, 2018 and December 31, 2017, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2017 using a discounted cash flow valuation.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of September 30, 2018, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

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

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving credit agreement is generally, tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be as much as nine months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 3 of this Form 10-Q, for further information regarding commodity cost fluctuations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2018, we had $18.5 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations. Changes in input costs have impacted our results for the three and nine months ended September 30, 2018, and may continue to do so during the remainder of 2018 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and nine months ended September 30, 2018.

Item 4.	Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2018. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended September 30, 2018, no shares were repurchased under this authorization.

During the quarter ended September 30, 2018, there were 13,896 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	5,155	$15.10	-	1,000,000
August 1 to August 31	8,741	14.55	-	1,000,000
September 1 to September 30	-	-	-	1,000,000
Total	13,896	$14.75	-	1,000,000

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

(a)	Exhibits. The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Credit Agreement dated August 8, 2018 by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 31, 2018	SPARTAN MOTORS, INC.

	By	/s/ Matthew W. Long
Matthew W. Long Interim Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)