Form 10-K
period 2018-12-31
SPARTAN MOTORS INC
filed 2019-03-05
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to _____________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class Common Stock, $.01 Par Value	Name of Each Exchange on which Registered NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	No	X

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

The aggregate market value of the registrant’s voting common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter: $510,454,715.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 22, 2019: 35,228,841 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 22, 2019 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, are incorporated by reference in Part III.

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

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. Our products include: walk-in vans and truck bodies used in e-commerce/parcel delivery; up-fit equipment used in the mobile retail and utility trades; fire trucks and fire truck chassis; luxury Class A diesel motor home chassis; military vehicles; and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Bristol, Indiana; Ephrata, Pennsylvania; Ladson, South Carolina; Pompano Beach, Florida; Brandon, South Dakota; Snyder and Neligh, Nebraska, along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico. We employed 2,338 people across all of our business units and corporate location as of January 31, 2019.

Our vehicles, parts and services are sold to commercial, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. In 2018, 68.6% of our revenue was derived from commercial, original equipment manufacturers, dealers, and end users, while 31.4% was derived from municipalities and other governmental entities. Our product portfolio gives us access to multiple differentiated markets and corresponding customer bases which help to mitigate the impact of business cycles.

In 2015 we began executing against an aggressive turnaround plan targeting a return to profitability within three years. 2018 marks the beginning of our growth phase. We will continue to work towards maximizing operational efficiency and profitability, and add in a new focus on growing our revenue and market share through a combination of organic growth, acquisitions and entry into new synergistic markets. As illustrated in the charts below, over the past five years our revenue has increased by $309.4 million, a compound annual growth rate (CAGR) of 9.9%, while net income and adjusted EBITDA have grown by $13.8 million and $21.0 million respectively. Please see the reconciliation of adjusted EBITDA to Net income attributable to Spartan Motors, Inc., below.

Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment up-fit services in our Fleet Vehicles and Services segment, the award of a $214 million order from the United States Postal Service in 2017, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

We have the ability to carry out our long-term growth plan and obtain optimal financial flexibility by using a combination of cash generated from earnings, borrowings under our credit facilities as well as externally generated equity capital as sources of expansion capital.

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

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, mobile retail, and trades and construction industries through our Bristol, Indiana and, beginning in 2018, our Ephrata, Pennsylvania, Ladson, South Carolina and Pompano Beach, Florida operations. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and also sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment up-fit services, which are marketed and sold under the Spartan Up-fit Services go-to-market brand, through our contract manufacturing operations in Kansas City, Missouri, Ladson, South Carolina, Pompano Beach, Florida and Saltillo, Mexico. Our Fleet Vehicles and Services segment employed 879 associates at our Bristol, Indiana facility, as of January 31, 2019, of which 237 were contracted employees.

We offer fleet vehicles in class 1 through 6, the largest range of product offerings among our competitors.

Class 1	Class 2	Class 3	Class 4	Class 5	Class 6

In the years ended December 31, 2018, 2017 and 2016, interior equipment up-fitting and aftermarket parts sales represented 23.2%, 17.3% and 25.9% of the Fleet Vehicles and Services segment sales.

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

Truck Bodies

Our truck bodies are the industry standard for heavy-duty commercial delivery and are installed on chassis from a variety of manufacturers that are supplied with a finished cab.  They feature a highly customizable cargo area for maximum versatility and are manufactured with anti-rust galvanized steel and aluminum. Available with cargo lengths from 10 to 28 feet and interior heights ranging from 72 to 108 inches.

Reach®

The Reach is a smaller, more nimble walk-in van offering up to 35% better fuel economy than traditional walk-in vans. Built on an Isuzu diesel chassis and available in lengths of 12 or 14 feet, the Reach offers a versatile cargo area with integrated logistics tracks allowing for a tailored up-fit through either pre-designed vocational or completely custom packages.

Cutaway

Our cutaway truck bodies are the industry standard for medium-duty commercial delivery and are installed on chassis from a variety of manufacturers that are supplied with a finished cab.  The innovative cab can be designed to fit as many as five crew members and can be configured with a set-back walk-through bulkhead allowing access to the cargo area from the cab. Available with cargo lengths from 10 to 18 feet and interior heights ranging from 72 to 90 inches.

Velocity®

A productive, efficient and ergonomically designed walk-in van designed to make large product/package deliveries easy, with lower entry/exit height and 3-point grab rails at side and rear doors. Economical to operate with a cost of ownership about half that of a traditional walk-in van.

Specialty Up-fit

We install specialty interior and exterior up-fit equipment for walk-in vans, truck bodies and passenger vans for added safety, cargo handling efficiency, and vocational functionality.

Parts and Accessories We provide a full line of parts and accessories for our walk-in vans and truck bodies.

Marketing

We market our commercial vehicles, including walk-in vans, cutaway vans and truck bodies, under the Aeromaster®, Velocity, Ultimate, Trademaster®, Metromaster®, Utilivan®, Spartan Upfit Services and Reach brand names. We sell our fleet vehicles to leasing companies, national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and Canada. In 2018 we began marketing our truck bodies direct to retail customers in select markets. We provide aftermarket support, including parts sales and field service, to all of our fleet vehicle customers through our Customer Service Department located in Bristol, Indiana, which maintains the only online parts resource among the major delivery vehicle manufacturers. Except in limited circumstances, we do not provide financing to dealers, fleet or national accounts. We also maintain multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

Manufacturing

We are implementing the Spartan Production System, lean manufacturing and continuous improvement to all of our fleet vehicle operations in order to maximize efficiency and reduce costs. We manufacture walk-in vans and truck bodies at our Bristol, Indiana facility and, beginning in 2018, we manufacture truck bodies at our Ephrata, Pennsylvania facility. We have dedicated facilities at Kansas City, Missouri, Pompano Beach, Florida and Saltillo, Mexico aligned with our commercial and OEM customers for the installation of up-fit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high- and low-skilled tradespeople and assemblers. Our up-fit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Emergency Response Vehicles Segment

We are one of the top three fire truck apparatus and cab-chassis manufacturers in North America, with an emphasis on broad categorical coverage. We engineer and manufacture custom emergency response cabs and chassis and complete apparatus to customer specifications, for use by the fire industry throughout the United States and Canada, as well as select markets in South America and Asia.

Our Emergency Response Vehicles segment consists of the emergency response cab-chassis and apparatus operations at our Charlotte, Michigan location and the Spartan apparatus operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations.

The Emergency Response Vehicles segment has extensive engineering experience in creating custom vehicles that perform specialized tasks, and generally manufactures vehicles only upon receipt of confirmed purchase orders; thus, it does not have significant amounts of completed product inventory. As an emergency response vehicle producer, Spartan Motors believes it holds a unique position for continued growth due to its engineering reaction time, manufacturing expertise and flexibility. The Emergency Response Vehicles segment employed 897 associates as of January 31, 2019, 8 of which were contracted employees.

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

In 2018 and consistent with prior years, we were one of the largest participants of the Fire Department Instructors Conference, the largest fire and safety industry trade show in North America. We also participate in other trade shows throughout the year. Trade shows provide the opportunity to display products and to meet directly with OEMs who purchase chassis, dealers who sell finished vehicles and fire departments that use the finished products. Engineers from our advanced product development team attend these trade shows, and along with communication with our dealer network, work to provide the innovation, functionality and quality that fire departments need.

Manufacturing

We are implementing the Spartan Production System, lean manufacturing and continuous improvement to bring world class efficiency, productivity and quality to our chassis and apparatus operations. We manufacture our emergency response cab-chassis and apparatus at our Charlotte, Michigan; Brandon, South Dakota; Snyder, Nebraska; and Ephrata, Pennsylvania locations. Emergency response cab-chassis are manufactured at our Charlotte, Michigan facility, while our apparatus and aerial ladders are manufactured at our Brandon, South Dakota; Snyder, Nebraska; and Ephrata, Pennsylvania locations. We are able to match the manufacturing capabilities of our various locations with the demands of the specific products in order to maximize efficiency. Due to the custom nature of our products, our manufacturing processes utilize skilled workers on non-automated assembly lines. Our chassis and apparatus are generally manufactured to customer specifications in response to orders received. We also manufacture a limited number of chassis and apparatus for use as demonstration vehicles or to be sold from stock.

Specialty Chassis and Vehicles segment

Our Specialty Chassis and Vehicles segment operates out of our Charlotte, Michigan facility where we engineer and manufacture luxury Class A diesel motor home chassis, manufacture our Reach walk-in van, provide contract assembly of defense vehicles and other specialty chassis, and distribute related aftermarket parts and accessories. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and accessories. The Specialty Chassis and Vehicles segment employed 546 associates (all in Charlotte, Michigan) as of January 31, 2019, of which 137 were contracted employees.

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

Manufacturing

Our motor home chassis and specialty manufacturing operations benefit from implementing the Spartan Production System, lean manufacturing and continuous improvement to bring efficiency and cost reduction throughout our Specialty Chassis and Vehicles segment. We manufacture motor home chassis, drill rigs, military vehicles and specialty bus chassis on non-automated assembly lines at our Charlotte, Michigan facility. We assemble Isuzu N-gas and F-series chassis on high-volume assembly lines at our Charlotte, Michigan location that utilize a variety of state of the art automation and testing equipment.

Recent Acquisitions

On December 17, 2018, the Company acquired all of the assets and assumed certain liabilities of Strobes-R-Us, Inc. (“SRUS”), a premier provider of up-fit services for government and non-government vehicles. The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market. As part of this acquisition, Spartan acquired SRUS’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida. The acquisition will be included in the Fleet Vehicles and Services segment.

On January 1, 2017, we acquired substantially all of the assets and assumed certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co., resulting in the addition of $61.1 million and $124.7 million of revenue in 2018 and 2017, respectively. When used in this Annual Report on Form 10-K, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania and is operated as part of our Emergency Response Vehicles segment. Our acquisition of Smeal resulted in the expansion of our product portfolio and, with the addition of the Smeal dealer network, an expansion of our geographic reach across 44 states and 13 Canadian provinces and territories. The acquisition strengthened our emergency response vehicle product line with the addition of market leading aerial designs and three manufacturing locations that will allow us to align our product portfolio with location specific manufacturing expertise to further increase efficiency.

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

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering team of nearly 200 technical professionals is looking past “current practices” and “best practices” to deliver “next practices” for our customers and shareholders. Our engineering group is organized as a unified team serving one goal throughout the company, to deliver world class products and manufacturing processes regardless of product line or location, a concept that we refer to as “One Spartan Engineering”. The team balances the synergies of One Spartan Engineering with fully integrated teams dedicated to product line specialization. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $7.3 million, $6.5 million and $6.8 million on research and development in 2018, 2017 and 2016, respectively.

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

Patents, Trademarks and Licenses

We have 28 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment, and have 12 pending patent applications in the United States. The existing patents will expire on various dates from 2019 through 2033 and all are subject to payment of required maintenance fees. We also own 35 United States trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various international trademark registrations and pending applications.

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

Spartan believes in the preservation of the environment because it leads to a safer, healthier world for today and in the future. In addition to the various product offerings provided by Spartan, alternative fuel specialty vehicles are offered to help reduce pollutant emissions. Spartan also subscribes to environmentally conscious manufacturing practices while working to obtain ISO 14001 certification by 2020 and strongly encourages its suppliers to have similar manufacturing philosophies. Spartan recycles waste in many aspects of our daily operations and in the office.

Associates

We employed 2,338 associates as of January 31, 2019, substantially all of which are full-time, including 382 contracted associates. Management considers its relations with associates to be positive. Our production processes at our non-unionized facilities employ a combination of high- and low-skilled tradespeople and assemblers involved in body, electrical, mechanical, paint, and assembly operations.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2018 accounted for 59.2% of our revenue. Sales to customers that individually exceeded 10% of our consolidated revenue for 2018 and 2016 are detailed in the chart below. In 2017 no customer individually exceeded 10% of our consolidated revenue.

Year	Customer	Sales ($ millions)	Percentage of consolidated revenue	Segment
2018	USPS	$81.7	10.0%	Fleet Vehicles and Services
2016	Jayco, Inc.	$71.0	12.0%	Specialty Chassis and Vehicles

We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $50.7 million, $81.2 million and $31.7 million for the years ended December 31, 2018, 2017 and 2016, respectively, or 7.0%, 11.5% and 5.4%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2018	December 31, 2017	Increase/(decrease)
Fleet Vehicles and Services	$218,775	$267,698	$(48,923)
Emergency Response Vehicles	216,526	233,583	(17,057)
Specialty Chassis and Vehicles	37,656	33,806	3,850
Total consolidated	$472,957	$535,087	$(62,130)

Our Fleet Vehicles and Services backlog decreased by $48.9 million, or 18.3%, driven by the partial build-out of the $214.3 million contract received in September 2017 to supply delivery vehicles, which will be fulfilled through 2019. Our Emergency Response Vehicles backlog decreased by $17.1 million, or 7.3%, primarily due to our adoption of ASC 606 which resulted in changes to our revenue recognition policy whereby we now recognize revenue on certain of our products as they are produced rather than at the time of shipment to the customer. Our Specialty Chassis and Vehicles segment backlog increased by $3.8 million, or 11.4%, due to strong motor home chassis order intake driven by new model introductions and market share gains.

Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period to period is not necessarily indicative of eventual actual shipments.

Non-GAAP Financial Measure

This report contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this report such items include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, expenses related to product recall campaigns, litigation settlements, long-term strategic planning expenses, non-cash charges related to the impairment of assets, expenses related to a recent business acquisition, the impact of the step-up in inventory value associated with the recent business acquisition, and the impact of the business acquisition on the timing of chassis revenue recognition.

We present the non-GAAP measure adjusted EBITDA because we consider it to be an important supplemental measure of our performance. The presentation of adjusted EBITDA enables investors to better understand our operations by removing items that we believe are not representative of our continuing operations and may distort our longer term operating trends. We believe this measure to be useful to improve the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not indicative of our continuing operating performance. We believe that presenting this non-GAAP measure is useful to investors because it permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance. We believe that the presentation of this non-GAAP measure, when considered together with the corresponding GAAP financial measures and the reconciliations to that measure, provides investors with additional understanding of the factors and trends affecting our business than could be obtained in the absence of this disclosure.

Our management uses adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual and long-term incentive compensation for our management team.

The following table reconciles Net income attributable to Spartan Motors, Inc. to Adjusted EBITDA for the periods indicated.

	2018	2017	2016	2015	2014
Net Income (loss) attributable to Spartan Motors, Inc.	$15,012	$15,935	$8,610	$(16,972)	$1,173
Interest expense	1,080	864	410	365	341
Income tax	2,261	90	100	4,880	(2,103)
Depreciation & Amortization	10,370	9,937	7,903	7,437	8,378
EBITDA	28,723	26,826	17,023	(4,290)	7,789
Restructuring and other related charges	1,881	1,252	1,095	2,855	2,157
Impact of intercompany chassis sales to Smeal	-	2,073	-	-	-
Acquisition related expenses	1,952	1,354	882	-	-
Impact of inventory fair value step-up	-	189	-	-	-
Product recall expenses	(46)	(368)	3,457	8,600	-
Long-term strategic consulting expense	995	-	-	-	-
Litigation settlement	447	-	-	-	-
Impact of acquisition adjustments for net working capital and contingent liability	(2,193)	-	-	-	-
Contingent consideration	-	-	-	-	742
Asset impairment	-	-	406	2,234	-
NHTSA settlement	-	-	-	2,269	-
Joint venture expenses	-	1	7	508	144
Adjusted EBITDA	$31,759	$31,327	$22,870	$12,176	$10,832

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

Our financial condition, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face. Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future.

We depend on local and municipal governments for a substantial portion of our business.

In 2018, local and municipal governments were the end customer for 29% of our revenue, including custom fire truck chassis, fire truck bodies, aerial ladders and other fire truck related apparatus. These markets are heavily impacted by municipal capital spending budgets, which may be impacted by fluctuating municipal tax revenues. These budgetary constraints may have a significant adverse effect on the overall fire and emergency vehicle market and/or cause a shift in the fire and emergency vehicle market away from highly customized products toward commercially produced vehicles. These changes could result in weakened demand for our products, which may have an adverse impact on our net sales, financial condition, profitability and/or cash flows.

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

Increased costs, including costs of raw materials, component parts and labor costs, potentially impacted by changes in labor rates and practices and/or new or increased tariffs or similar restrictions, could reduce our operating income.

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, changes in labor rates and practices, and increases in tariffs or similar restrictions on materials we import. Increases in costs of raw materials used in our products could affect the cost of our supply materials and components, as rising steel and aluminum prices as well as increased tariffs have impacted the cost of certain of our manufacturing components. Although we attempt to mitigate the effect of any escalation in components, labor costs, and tariffs by negotiating with current or new suppliers and by increasing productivity or, where possible, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts, labor rates, and/or tariffs increase and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags behind the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business, or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. There was one customer that accounted for 10 percent or greater of consolidated sales in 2018.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a security breach.

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

Like most corporations, the Company's information systems are a target of attacks.  In addition, third-party providers of data hosting or cloud services, as well as our suppliers, may experience cyber-security incidents that may involve data we share with them. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training of Company personnel.

Implementing a new enterprise resource planning system could interfere with our business or operations.

We are in the process of implementing a new enterprise resource planning (ERP) system. The ERP system was implemented at our first location in 2017, with the remaining locations expected to be implemented through 2021. This project requires significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Should the system not be implemented successfully, we may incur impairment charges that could materially impact our financial results. If the system does not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

Global political conditions could have a negative effect on our business.

Concerns regarding acts of terrorism, armed conflicts, natural disasters and budget shortfalls have created significant global economic and political uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motor home markets), shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented.

Risks associated with international sales and contracts could have a negative effect on our business.

In 2018, 2017 and 2016 we derived 7.0%, 11.5% and 5.4% of our revenue from sales to, or related to, end customers outside the United States. We expect that international sales will continue to account for a meaningful amount of our total revenue, especially in our emergency response vehicles segment. Accordingly, we face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows.  If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position.

Our stock price has been and may continue to be volatile, which may result in losses to our shareholders.

The market price of the Company’s common stock has been and may continue to be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, a failure to meet published estimates of or changes in earnings estimates by securities analysts, sales of common stock by existing stockholders, loss of key personnel, market conditions in our industries, shortages of key product inventory components and general economic conditions.

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

The following table sets forth information concerning the properties we own or lease. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. In 2018, our manufacturing plants, taken as a whole, operated moderately below capacity.

	Square Footage	Owned/Leased	Operating Segment
Manufacturing/Assembly
Bristol, Indiana	417,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	110,000	Owned	Fleet Vehicles and Services
Kansas City, Missouri	60,000	Leased	Fleet Vehicles and Services
Ephrata, Pennsylvania	41,400	Leased	Fleet Vehicles and Services
Pompano Beach, Florida	11,800	Owned	Fleet Vehicles and Services
Charlotte, Michigan	181,000	Owned	Specialty Chassis and Vehicles
Charlotte, Michigan	156,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	24,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	21,000	Leased	Emergency Response Vehicles
Delavan, Wisconsin	39,000	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	54,000	Leased	Emergency Response Vehicles
Neligh, Nebraska	42,300	Owned	Emergency Response Vehicles
Snyder, Nebraska	224,000	Owned	Emergency Response Vehicles
	1,381,500

Warehousing
Bristol, Indiana	35,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	25,000	Owned	Fleet Vehicles and Services
Ephrata, Pennsylvania	4,500	Leased	Fleet Vehicles and Services
Charlotte, Michigan	74,000	Owned	Specialty Chassis and Vehicles
Charlotte, Michigan	11,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	1,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	10,200	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	1,600	Leased	Emergency Response Vehicles
Neligh, Nebraska	6,200	Owned	Emergency Response Vehicles
Snyder, Nebraska	70,500	Owned	Emergency Response Vehicles
	239,000

Research and Development
Bristol, Indiana	3,000	Leased	Fleet Vehicles and Services
Charlotte, Michigan	12,000	Owned	Emergency Response/Specialty Chassis and Vehicles
	15,000

Service Area/Inspection
Ephrata, Pennsylvania	4,900	Owned	Fleet Vehicles and Services
Charlotte, Michigan	53,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Leased	Emergency Response Vehicles
	64,900

Offices
Corporate Offices – Charlotte, Michigan	12,000	Owned	Not Applicable
Bristol, Indiana	36,000	Leased	Fleet Vehicles and Services
Kansas City, Missouri	3,000	Leased	Fleet Vehicles and Services
Ephrata, Pennsylvania	11,000	Leased	Fleet Vehicles and Services
Pompano Beach, Florida	1,250	Owned	Fleet Vehicles and Services
Charlotte, Michigan	127,000	Owned	Emergency Response/Specialty Chassis and Vehicles
Brandon, South Dakota	7,000	Owned	Emergency Response Vehicles
Brandon, South Dakota	3,000	Leased	Emergency Response Vehicles
Delavan, Wisconsin	4,800	Leased	Emergency Response Vehicles
Ephrata, Pennsylvania	8,000	Leased	Emergency Response Vehicles
Neligh, Nebraska	1,900	Owned	Emergency Response Vehicles
Snyder, Nebraska	19,700	Owned	Emergency Response Vehicles
	234,650

Unutilized
Charlotte, Michigan	84,000	Owned	Not Applicable

Total square footage	2,019,050

Item 3.	Legal Proceedings.

At December 31, 2018, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2018:
Fourth Quarter	$14.86	$6.70
Third Quarter	16.10	13.35
Second Quarter	19.45	14.15
First Quarter	18.35	13.05

Year Ended December 31, 2017:
Fourth Quarter	$18.10	$11.10
Third Quarter	11.25	8.50
Second Quarter	9.28	7.45
First Quarter	9.40	6.45

We paid dividends on our outstanding common shares in 2018, 2017 and 2016 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)
Oct. 24, 2018	Nov. 14, 2018	Dec. 14, 2018	$0.05	$1,757

May 2, 2018	May 15, 2018	June 15, 2018	0.05	1,759

Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	0.05	1,753

May 2, 2017	May 15, 2017	June 15, 2017	0.05	1,755

Nov. 2, 2016	Nov. 15, 2016	Dec. 15, 2016	0.05	1,720

April 28, 2016	May 19, 2016	June 23, 2016	0.05	1,724

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 22, 2019 was 313. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and a company-selected peer group for the period beginning on December 31, 2013 and ending on the last day of 2018. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index and the company-selected peer group on December 31, 2013, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2013 to December 31, 2018, is not necessarily indicative of future results.

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

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Spartan Motors, Inc.	$100.00	$79.98	$48.39	$146.05	$250.89	$116.26
NASDAQ Stock Market	$100.00	$114.43	$122.43	$133.21	$144.44	$140.17
Peer Group	$100.00	$96.66	$93.22	$136.60	$168.87	$117.25

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At December 31, 2018 there were 0.9 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.9 million shares of stock under the repurchase program, it would cost us $8.4 million based on the closing price of our stock on February 22, 2019. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

A summary of our purchases of our common stock during the fourth quarter of fiscal year 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2018 to Oct. 31, 2018	-	$-	-	1,000,000
Nov. 1, 2018 to Nov. 30, 2018	-	-	-	1,000,000
Dec. 1, 2018 to Dec. 31, 2018	90,000	7.28	-	910,000
Total	90,000	$7.28	-	910,000

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2018 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2018	2017 (2)	2016	2015	2014

Sales (1)	$816,164	$707,098	$590,777	$550,414	$506,764
Cost of products sold (3)	717,607	617,655	518,113	502,783	450,702
Restructuring charges	302	208	136	519	808
Gross profit	98,255	89,235	72,528	47,112	55,254
Operating expenses:
Research and development	7,332	6,523	6,772	4,560	3,851
Selling, general and administrative	73,381	65,497	56,172	52,695	51,205
Restructuring charges	1,429	1,044	959	2,336	1,349
Operating income (loss)	16,113	16,171	8,625	(12,479)	(1,151)
Other income (expense), net	1,160	(147)	78	(121)	77
Income (loss) before taxes	17,273	16,024	8,703	(12,600)	(1,074)
Income tax expense (benefit) (4)	2,261	90	100	4,880	(2,103)
Net earnings (loss)	15,012	15,934	8,603	(17,480)	1,029
Less: Net earnings (loss) attributable to non-controlling interest	-	(1)	(7)	(508)	(144)
Net earnings (loss) attributable to Spartan Motors, Inc.	$15,012	$15,935	$8,610	$(16,972)	$1,173

Basic earnings (loss) per share	$0.43	$0.46	$0.25	$(0.50)	$0.03

Diluted earnings (loss) per share	$0.43	$0.46	$0.25	$(0.50)	$0.03

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10

Basic weighted average common shares outstanding	35,187	34,949	34,405	33,826	34,251
Diluted weighted average common shares outstanding	35,187	34,949	34,405	33,826	34,256
Balance Sheet Data:
Net working capital (5)	$107,232	$89,055	$74,467	$82,764	$92,832
Total assets (5)	353,784	301,164	243,294	228,151	236,807
Long-term debt, including current portion	25,607	17,989	139	5,187	5,261
Shareholders’ equity	186,082	168,269	152,952	148,491	168,618

(1)

We adopted ASC 606 with a date of initial application of January 1, 2018 using the modified retrospective method.  Therefore, the comparative information has not been adjusted and continues to be reported under prior revenue recognition guidance. See Note 1, “General and Summary of Accounting Policies” in Item 8, “Financial Statements and Supplementary Data" in this Annual Report for further discussion.

(2)	On January 1, 2017, we acquired Smeal. Smeal has been included in our consolidated results of operations starting on the acquisition date. See Note 2, “Acquisition Activities” in Item 8, “Financial Statements and Supplementary Data" in this Annual Report for further discussion.

(3)

Beginning in 2015, certain engineering costs related to routine product changes that were formerly classified within Research and development have been classified within Cost of products sold to more consistently align the results of our individual business units.  Expenses of $7,825 for 2014 have been reclassified accordingly.

(4)	See Note 8, "Taxes on Income" in Item 8, "Financial Statements and Supplementary Data" in this Annual Report for a discussion of material items impacting the 2018, 2017 and 2016 income tax provisions.

(5)

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

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Ephrata, Pennsylvania; Snyder and Neligh, Nebraska; Bristol, Indiana; Kansas City, Missouri; Ladson, South Carolina; Pompano Beach, Florida; and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. On December 17, 2018, the Company acquired the assets and assumed limited liabilities of Strobes-R-Us, Inc. (“SRUS”), a Florida based non-public company. SRUS is a premier provider of up-fit services for government and non-government vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower brand names. In June 2018, we implemented a plan to close our Delavan, Wisconsin facility and consolidate production with our Brandon, South Dakota facility. Spartan USA was also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. The Company is continuing to work on this dissolution plan and no dissolution terms have been determined as of the date of this Form 10-K.

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

Executive Overview

●	Revenue of $816.2 million in 2018, compared to $707.1 million in 2017.
●	Gross Margin of 12.0% in 2018, compared to 12.6% in 2017.
●	Operating expense of $82.1 million, or 10.1% of sales in 2018, compared to $73.1 million or 10.3% of sales in 2017.
●	Operating income of $16.1 million in 2018, compared to $16.2 million in 2017.
●	Income tax expense of $2.3 million in 2018, compared to $0.1 million in 2017.
●	Net income of $15.0 million in 2018, compared to $15.9 million in 2017.
●	Earnings per share of $0.43 in 2018, compared to $0.46 in 2017.
●	Operating cash flow of $8.0 million in 2018, compared to $22.0 million in 2017.
●	Order backlog of $473.0 million at December 31, 2018, compared to $535.1 million at December 31, 2017.

The following table shows our sales by market for the years ended December 31, 2018, 2017 and 2016 as a percentage of total sales:

	2018	2017	2016
Fleet vehicles	50.3%	35.5%	47.1%
Motor home chassis	18.3%	17.6%	16.6%
Other vehicles	0.0%	2.6%	2.6%
Total business/consumer	68.6%	55.7%	66.3%

Emergency response vehicles	28.8%	41.5%	29.7%
Defense vehicles	0.0%	0.0%	1.0%
Aftermarket parts and accessories	2.6%	2.8%	3.0%
Total government	31.4%	44.3%	33.7%

We continue to focus on growth by expanding our market share in existing markets, pursuing new commercial opportunities through our alliance with Isuzu and other manufacturers and pursuing strategic acquisitions that enable us to expand into existing or new markets as opportunities occur.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets we serve. Some of our recent innovations and strategic developments include:

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

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of income, as a percentage of revenues (percentages may not sum due to rounding):

	Year Ended December 31,
	2018	2017	2016
Sales	100.0	100.0	100.0
Cost of products sold	88.0	87.4	87.7
Gross profit	12.0	12.6	12.3
Operating expenses:
Research and development	0.9	0.9	1.1
Selling, general and administrative	9.0	9.4	9.7
Restructuring	0.2	-	-
Operating income	2.0	2.3	1.5
Other income, net	0.1	-	-
Income before taxes on income	2.1	2.3	1.5
Income tax expense	0.3	-	-
Net earnings	1.8	2.3	1.5
Non-controlling interest	-	-	-

Net earnings attributable to Spartan Motors, Inc.	1.8	2.3	1.5

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Revenue

Consolidated sales for the year ended December 31, 2018 increased by $109.1 million, or 15.4% to $816.2 million from $707.1 million in 2017. Revenue in our Fleet Vehicles and Services segment increased by $136.4 million, mainly due to an increase in vehicle sales in 2018, while revenue in our Specialty Chassis and Vehicles segment increased by $34.4 million driven by strong shipments of motor home chassis. Revenue in our Emergency Response Vehicles segment decreased by $57.2 million and an increase in inter-segment eliminations of $4.6 million. These changes in revenue are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold increased by $99.9 million, or 16.2%, to $717.6 million for the year ended December 31, 2018 from $617.7 million in 2017, primarily due to increased sales volume in 2018. Cost of products sold increased by $120.7 million due to the higher sales volumes, $1.2 million due to start-up costs incurred at our truck body operations in Ephrata, Pennsylvania, $6.2 million due to tariffs, commodity and component cost increases of $2.1 million in 2018, and $1.5 million due to chassis disruptions and resulting freight and other costs in 2018. These increases were partially offset by decreases of $12.0 million due to the product mix in 2018 and $7.5 million due to operational and organizational improvements in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional $12.4 million decrease in cost of products sold recorded during 2018 compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments. As a percentage of sales, cost of products sold increased to 87.9% in 2018, compared to 87.4% in 2017. Approximately 70 basis points of the increase was due to volume changes that impacted 2018. This increase was partially offset by a 10 basis point decrease due to product mix and a 10 basis point decrease due to the adoption of ASC 606.

Gross Profit

Gross profit increased by $9.1 million, or 10.2%, to $98.3 million in 2018 from $89.2 million in 2017. Savings from increased operational efficiency in 2018 contributed $6.4 million to the increase, while higher overall sales volume contributed $13.2 million to the increase. Lower recall and warranty related charges in 2018 contributed $0.4 million to the increase and pricing adjustments impacting 2018 sales contributed $4.6 million to the increase. These increases were partially offset by a reduction in gross profit of $4.6 million due to a less favorable overall product mix, $8.3 million in tariff-driven commodity and component cost increases, $1.2 million due to start-up costs incurred in our Ephrata truck body operations and $1.5 million due to chassis disruptions and resulting freight and other costs in 2018 compared to 2017.  Our adoption of ASC 606 on January 1, 2018 resulted in a $0.4 million decrease in gross profit compared to what would have been recorded under previous guidance, mainly due to the timing of vehicle production and shipments.

Gross Margin

Gross margin decreased by 60 basis points to 12.0% in 2018 from 12.6% in 2017. This decrease was largely due to a 70 basis point decrease from unfavorable product mix, a 130 basis point decrease for tariff driven commodity and component cost increases, chassis disruptions and resulting freight and other costs and a 20 basis point decrease for the costs incurred in our Ephrata truck body operations in 2018. Partially offsetting the decreases were operational efficiencies that added 90 basis points and pricing adjustments that added 70 basis points to gross margin in 2018.

Operating Expenses

Operating expenses for the year ended December 31, 2018 increased by $9.0 million, or 12.3%, to $82.1 million from $73.1 million in 2017. Research and development expense increased by $0.8 million in 2018, due to higher engineering project spending. Selling, general and administrative expense increased by $7.9 million, to $73.4 million in 2018 from $65.5 million in 2017. Legal and professional fees increased $2.7 million due to an increase in acquisition activities, trade shows and other promotional activities increased $1.8 million and $3.2 million was due to an increase in information technology related spending. Restructuring charges recorded in 2018 increased $0.4 million compared to 2017, as we continued with various operational improvement projects.

Income Tax Expense

Income tax expense for the year ended December 31, 2018 was $2.3 million as compared to the prior year at $0.1 million. Our effective tax rate in 2018 at 13.1%, compared to 0.6% in 2017.

The 2018 effective tax rate was lower than the federal statutory rate of 21% primarily due to a discrete tax benefit of $1.4 million from tax windfalls caused by the vesting of certain stock compensation. The 2018 effective rate was higher than the 2017 rate due to a number of significant one-time adjustments whose net effect reduced our 2017 effective tax rate and did not recur in 2018. Certain of these adjustments included a $3.0 million charge for the remeasurement of our deferred tax assets due to the Tax Act, offset by a $6.5 million reduction in our valuation allowance related to temporary differences between book and tax bases in assets and liabilities and a $1.0 million benefit from the disposal of stock in an inactive subsidiary that had been deemed worthless.

Net Earnings

Net earnings for the year ended December 31, 2018 decreased by $0.9 million, or 5.8%, to $15.0 million compared to $15.9 million in 2017. Driving this decrease was the increase in operating expenses of $9.0 million and the $2.2 million increase in income tax expense as discussed above.

Net Loss Attributable to Non-Controlling Interest

Net loss attributable to non-controlling interest consists of the portion of the after-tax loss related to the Spartan-Gimaex joint venture that is attributable to our joint venture partner, and was immaterial for the years ended December 31, 2018 and 2017.

Net Earnings Attributable to Spartan Motors, Inc.

Net earnings attributable to Spartan Motors, Inc. for the year ended December 31, 2018 decreased by $0.9 million to $15.0 million compared to $15.9 million in 2017. Driving this decrease was the operating expenses increase of $9.0 million and the $2.2 million increase in income tax expense, partially offset by the increase in gross profit as discussed above. On a per share basis, net earnings decreased by $0.03 to $0.43 per share in 2018 compared to $0.46 per share in 2017, due to the factors discussed above.

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

	Year Ended December 31
	2018	2017	2016
Consolidated income before taxes	$17,273	$16,024	$8,703
Add (subtract):
Interest expense	1,080	864	410
Depreciation and amortization expense	10,370	9,937	7,903
Restructuring and other related charges	1,881	1,252	1,095
Acquisition expense	1,952	1,354	882
Recall expense	(46)	(368)	3,457
Litigation settlements	447	-	-
Long-term strategic planning expense	995	-	-
Impact of inter-company chassis shipments to Smeal	-	2,073	-
Impact of inventory fair value step-up	-	189	-
Impact of acquisition adjustments for net working capital and contingent liability	(2,193)	-	-
Asset impairment	-	-	406
Joint venture expenses	-	2	14
Unallocated corporate expenses	14,683	12,881	9,159
Total segment adjusted EBITDA	$46,442	$44,208	$32,029

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri, Ladson, South Carolina, Pompano Beach, Florida and Saltillo, Mexico. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name.

Our Emergency Response Vehicles segment consists of the emergency response chassis operation at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations. This segment engineers and manufactures emergency response chassis and vehicles.

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

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$387,549	100.0%	$251,095	100.0%	$278,389	100.0%
Adjusted EBITDA	$26,680	6.9%	$26,958	10.7%	$31,237	11.2%
Segment assets	$117,508		$60,550		$65,277

Year ended December 31, 2018 compared to year ended December 31, 2017

Sales in our Fleet Vehicles and Services segment increased by $136.4 million, or 54.3%, to $387.5 million in 2018 from $251.1 million in 2017. This increase was driven by a $105.0 million increase in vehicle sales mainly due to higher unit volume and a $29.3 million increase in aftermarket parts and accessories sales mainly due to higher up-fit and truck body sales in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional $2.1 million increase in revenue recognized during the period compared to what would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments.

Adjusted EBITDA for our Fleet Vehicles and Services segment was $26.7 million for the year ended December 31, 2018, a decrease of $0.3 million compared to $27.0 million for the year ended December 31, 2017. This decrease was due to tariffs of $5.0 million, product mix of $4.0 million, commodity and component cost increases of $2.1 million and $1.2 million of start-up costs incurred in our Ephrata truck body manufacturing operation. These decreases were partially offset by the impact of $11.9 million in higher volume.

Order backlog for our Fleet Vehicles and Services segment decreased by $48.9 million, or 18.3%, to $218.8 million in 2018 compared to $267.7 million in 2017, driven by the partial build-out of the $214 million contract to supply delivery vehicles to the United States Postal Service we received in September, 2017 which was partially offset by a $48.3 million increase in the backlog for other fleet vehicles. Our high quality backlog enables strong visibility into future net sales which can normally range from two to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

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

Emergency Response Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$245,637	100.0%	$302,850	100.0%	$182,981	100.0%
Adjusted EBITDA	$1,030	0.4%	$3,192	1.1%	$(7,542)	(4.1)%
Segment assets	$125,338		$133,546		$77,887

Year ended December 31, 2018 compared to year ended December 31, 2017

Sales in our Emergency Response Vehicles segment decreased by $57.2 million, or 18.9%, in 2018 compared to 2017. Lower production volume, driven by revenue that was recognized in the first half of 2017 for delayed shipments of Smeal trucks which were nearly completed at the time of our acquisition on January 1, 2017, accounted for $23.2 million of the decrease. An additional $11.7 million decrease in volume reflected an industry-wide decline in fire apparatus sales and an $11.6 million decrease was caused by product mix changes in 2018. These decreases were partially offset by a $4.2 million increase due to pricing changes in 2018. Our adoption of ASC 606 on January 1, 2018 resulted in an additional decrease of $14.9 million of revenue in our Emergency Response Vehicles segment compared to what would have been recognized under previous guidance. International sales accounted for 14.8% of revenue in our Emergency Response Vehicles segment in 2018.

Adjusted EBITDA for our Emergency Response Vehicles segment was $1.0 million for the year ended December 31, 2018, a decrease of $2.2 million compared to $3.2 million for the year ended December 31, 2017. Decreases in adjusted EBITDA were due to volume of approximately $5.7 million, tariffs of $0.7 million, commodity and component cost increases of $0.3 million, product mix of $0.9 million and warranty and other costs of $0.5 million. These decreases were partially offset by the increase from pricing changes of $4.2 million and operational improvements of $2.1 million. Our adoption of ASC 606 on January 1, 2018 resulted in an additional $0.4 million decrease in revenue recognized during the period compared to what would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments.

Order backlog for our Emergency Response Vehicles segment decreased by $17.1 million or 7.3% to $216.5 million at December 31, 2018 compared to $233.6 million in 2017, primarily due to our adoption of ASC 606 which resulted in changes to our revenue recognition policy whereby we now recognize revenue on certain of our products as they are produced rather than at the time of shipment to the customer. Our high quality backlog enables strong visibility into future net sales which can normally range from six to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

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

Specialty Chassis and Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$193,199	100.0%	$158,810	100.0%	$134,754	100.0%
Adjusted EBITDA	$18,732	9.7%	$14,058	8.9%	$8,334	6.2%
Segment assets	$32,621		$33,700		$28,825

Year ended December 31, 2018 compared to year ended December 31, 2017

Sales in our Specialty Chassis and Vehicles segment increased by $34.4 million, to $193.2 million in 2018 compared to $158.8 million in 2017.  Motor home chassis sales increased by $24.9 million due to higher unit volume in 2018, which was partially offset by a $1.4 million reduction due to an unfavorable sales mix. Sales of other specialty vehicles and aftermarket parts increased by $4.1 million and $1.7 million in 2018 due to higher unit volumes. Intercompany sales of fleet vehicles increased by $4.7 million due to higher unit volume in 2018. Pricing changes that impacted the year ended December 31, 2018 resulted in increased revenue of $0.4 million. Our adoption of ASC 606 in January 2018 had an immaterial impact on revenue in our Specialty Chassis and Vehicles segment.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment was $18.7 million for the year ended December 31, 2018, an increase of $4.6 million compared to $14.1 million for the year ended December 31, 2017. This increase was driven by a $4.3 million increase related to higher motorhome chassis sales volume and a $1.0 million increase in other specialty vehicles and related products in 2018. The increases were partially offset by decreases related to product mix of $0.5 million and tariff related costs of $0.2 million. Our adoption of ASC 606 in January 2018 had an immaterial impact on adjusted EBITDA in our Specialty Chassis and Vehicles segment.

Order backlog for our Specialty Chassis and Vehicles segment increased by $3.9 million, or 11.5%, to $37.7 million at December 31, 2018 compared to $33.8 million at December 31, 2017. This increase was due primarily to a $3.4 million increase in backlog for motor home chassis in 2018. Our high quality backlog enables strong visibility into future net sales which can normally range from less than one month to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

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

Financial Condition

Balance sheet at December 31, 2018 compared to December 31, 2017

Accounts receivable increased by $23.7 million, or 28.5%, to $106.8 million at December 31, 2018, compared to $83.1 million at December 31, 2017. The increase is the result of increases of $35.6 million in Fleet Vehicles and Services due to higher sales volume in the latter half of the fourth quarter of 2018 compared to sales in the latter half of the fourth quarter of 2017. This increase was partially offset by a decrease of $12.1 million in our Emergency Response segment due to lower sales volume in the fourth quarter of 2018.

Inventory decreased by $7.7 million, or 9.9%, to $70.0 million at December 31, 2018 compared to $77.7 million at December 31, 2017 mainly due to the $21.6 million transfer of in-process production to contract assets as a result of adopting the new revenue recognition standard on January 1, 2018. This decrease was offset by an increase at our Fleet Vehicles and Services segment of $14.4 million due to the ramp up of production primarily related to the USPS build.

Contract assets increased to $36.0 million at December 31, 2018 compared to $0 at December 31, 2017 due to adopting the new revenue recognition standard on January 1, 2018, whereby we now recognize a contract asset for performance obligations that have been completed but have not yet been invoiced to the customer.

Goodwill increased by $6.4 million, or 23.4%, to $33.8 million at December 31, 2018 compared to $27.4 million at December 31, 2017 due to the Strobes-R-Us acquisition.

Accounts payable increased by $35.8 million, or 88.2%, to $76.4 million at December 31, 2018 from $40.6 million at December 31, 2017. $26.6 million of the increase was due to ramp-up of production related to the USPS truck body build, with the remainder of the increase due to the timing of payments.

Accrued warranty decreased by $2.2 million, or 12.0%, to $16.1 million at December 31, 2018 from $18.3 million at December 31, 2017, due to payments for repairs made during the year of $10.8 million, offset by $7.5 million for accruals for warranties provided on vehicles produced during the year and additional accruals of $1.2 million for changes in existing warranties.

Accrued compensation and related taxes decreased by $2.8 million or 21.1% to $10.5 million at December 31, 2018 compared to $13.3 million at December 31, 2017 due to the payout of accrued 2017 incentive compensation in the first quarter of 2018 and lower anticipated payouts in the first quarter of 2019.

Deposits from customers decreased by $2.8 million or 11.0% to $22.6 million at December 31, 2018 compared to $25.4 million at December 31, 2017. The decrease was due to more prepayments being applied to invoices for fulfilled orders than were received during 2018 for new orders in our Emergency Response Vehicles segment.

Other non-current liabilities decreased by $1.1 million, or 21.2%, to $4.1 million at December 31, 2018 from $5.2 million at December 31, 2017 due to a $0.8 million decrease in our supplemental executive retirement plan liabilities and a $0.3 million decrease in other liabilities.

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

Other non-current liabilities increased by $2.7 million, or 108.0%, to $5.2 million at December 31, 2017 from $2.5 million at December 31, 2016 due to a $1.7 million vendor rebate pre-payment received in 2017 along with a $0.7 million increase in our supplemental executive retirement plan liabilities and a $0.3 million increase in other liabilities.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash provided by (used in):
Operating activities	$8,026	$22,016	$23,328
Investing activities	(14,185)	(34,230)	(13,385)
Financing activities	75	13,696	(10,603)
Net increase (decrease) in cash and cash equivalents	$(6,084)	$1,482	$(660)

During 2018, cash and cash equivalents decreased by $6.1 million to a balance of $27.4 million as of December 31, 2018. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $8.0 million of cash from operating activities during the year ended December 31, 2018, a decrease of $14.0 million from $22.0 million of cash generated from operating activities in 2017. Cash flow from operating activities decreased from 2017 due to a $38.5 million increase in cash utilized in the fulfilment of customer orders and a $1.1 million decrease in net income net of non-cash charges. This was offset by a $3.0 million decrease in cash paid for warranty claims in 2018 and a $22.7 million increase in cash generated through changes in other working capital items, mainly accounts payable.

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

In 2019 we plan to incur cash outlays of $16 million to $17 million in capital related projects. This estimate includes approximately $7.2 million of cash investment to expand certain production facilities, $6.3 million related to information technology upgrades, along with expenditures of $3.0 million for the replacement and upgrade of machinery and equipment used in operations. We plan to fund these cash outlays with cash generated from our operations in 2019 and borrowings from our existing $150 million line of credit as needed.

Cash Flow from Investing Activities

We utilized $14.2 million in investing activities during the year ended December 31, 2018, a $20.0 million decrease compared to the $34.2 million utilized during the year ended December 31, 2017. This decrease is mainly due to the cash needed for our acquisition of SRUS for $5.2 million on December 17, 2018 compared to our acquisition of Smeal for $28.9 million on January 1, 2017.  Purchases of property, plant and equipment also increased $3.7 million to $9.0 million in 2018 from $5.3 million in 2017.

We utilized $34.2 million in investing activities during the year ended December 31, 2017, a $20.8 million increase compared to the $13.4 million utilized during the year ended December 31, 2016. This increase is mainly the result of our acquisition of Smeal on January 1, 2017.

Cash Flow from Financing Activities

We generated $0.1 million of cash through financing activities during the year ended December 31, 2018, compared to $13.7 million generated during the year ended December 31, 2017. This decrease is mainly due to decreased advances on long-term debt of $25.2 million offset by decreased repayments on long-term debt of $15.0 million in 2018. Net cash used in the exercise, vesting or cancellation of stock incentive awards increased $2.0 million, the purchase and retirement of common stock increased $0.7 million and the payment of contingent consideration increased $0.7 million in 2018.

We generated $13.7 million of cash through financing activities during the year ended December 31, 2017, compared to $10.6 million utilized during the year ended December 31, 2016. This increase is mainly due to the financing of our acquisition of Smeal from our existing $100 million line of credit on January 1, 2017.

Recent Acquisitions

On December 17, 2018, the Company acquired all of the assets and assumed certain liabilities of Strobes-R-Us, Inc. (“SRUS”), a premier provider of up-fit services for government and non-government vehicles. The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market. As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida.

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

See Note 2, Acquisition Activities in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for more information on these acquisitions.

Restructuring Activities

During the years ended December 31, 2018, 2017 and 2016, we incurred $1.7 million, $1.3 million and $1.1 million of restructuring charges. The restructuring charges were incurred in 2018 and 2017 for a company-wide initiative to streamline operations and integrate our Smeal acquisition. In 2016, restructuring charges were incurred within our Emergency Response Vehicles segment related to efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

See Note 4, Restructuring Charges, in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Working Capital

 Our working capital is summarized in the following table (in thousands):

	As of December 31,
	2018	2017	2016
Current assets	$245,329	$198,787	$162,191
Current liabilities	138,097	109,732	87,724
Working capital	$107,232	$89,055	$74,467

Working capital increased from December 31, 2017 to December 31, 2018, driven by changes in accounts receivable, contract assets, and accounts payable as described above.

Working capital increased from December 31, 2016 to December 31, 2017, driven by changes in accounts receivable, inventory, accounts payable, and deposits from customers as described above.

Contingent Liabilities

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K. In the fourth quarters of 2015 and 2014, we accrued charges totaling $1.0 million and $0.2 million to write down certain inventory items associated with this joint venture to their estimated fair values. Costs associated with the wind-down will be impacted by the final dissolution agreement. The costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our results.

Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries, as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150,000 from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time.  The applicable borrowing rate including margin was 3.8125% (or one-month LIBOR plus 1.25%) at December 31, 2018. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20.0 million. At December 31, 2018 and 2017, we had outstanding letters of credit totaling $0.9 million and $0.8 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $86.4 million and $66.4 million at December 31, 2018 and December 31, 2017. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At December 31, 2018, we were in compliance with all covenants in our credit agreement, and based on our outlook for 2019, we expect to be able to meet these covenants over the next twelve months.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. At December 31, 2017 there were 1.0 million shares remaining under this repurchase authorization. During the fourth quarter of 2018, we repurchased a total of 90,000 shares of our common stock under this authorization. If we were to repurchase the remaining 0.9 million shares of stock under the repurchase program, it would cost us $8.4 million based on the closing price of our stock on February 22, 2019. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

We paid dividends on our outstanding common shares in 2018, 2017 and 2016 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)
Oct. 24, 2018	Nov. 14, 2018	Dec. 14, 2018	$0.05	$1,757
May 2, 2018	May 15, 2018	June 15, 2018	0.05	1,759
Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	0.05	1,753
May 2, 2017	May 15, 2017	June 15, 2017	0.05	1,755
Nov. 2, 2016	Nov. 15, 2016	Dec. 15, 2016	0.05	1,720
April 28, 2016	May 19, 2016	June 23, 2016	0.05	1,724

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Line of credit revolver (1)	$27,402	$971	$26,431	$-	$-
Operating leases	16,176	3,291	5,024	3,712	4,149
Contingent payments (2)	2,832	944	944	944	-
Purchase obligations	55,973	55,973	-	-	-

Total contractual obligations	$102,383	$61,179	$32,399	$4,656	$4,149

(1)	The line of credit revolver includes estimated interest payments; interest payments on the related variable rate debt were calculated using the effective interest rate of 3.8125% at December 31, 2018.
(2)	Contingent payments are associated with the SRUS acquisition in December 2018.

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

Revenue Recognition

Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold. Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

At December 31, 2018, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2018 using a discounted cash flow valuation except for SRUS which is included in the Fleet Vehicles and Services segment and was recently acquired in December 2018.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of December 31, 2018, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

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

In 2018, we elected to bypass the qualitative assessment and proceed to the quantitative goodwill impairment assessment for all of our reporting units. The estimated fair values of these reporting units exceeded their carrying values by 184%, 36% and 378%, respectively, as of October 1, 2018, the most recent annual assessment date. Based on the discounted cash flow valuations at October 1, 2018, an increase in the WACC for the reporting units of 400 basis points would not result in impairment.

The acquired Utilimaster and Smeal trade names have indefinite lives as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair values of our Utilimaster and Smeal trade names exceeded their associated carrying values of $2.9 million and $2.4 million, respectively, by 1758% and 269%, respectively, as of October 1, 2018. Accordingly, there was no impairment recorded on these trade names. Based on the discounted cash flow valuations at October 1, 2018, an increase in the WACC used for these impairment analyses of 400 basis points would not result in impairment in the trade names.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2018, we had $25.5 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.3 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations. Changes in input costs have impacted our results for the year ended December 31, 2018, and may continue to do so beyond 2018. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2018.

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

Prevailing interest rates, interest rate relationships and commodity costs are primarily determined by market factors that are beyond our control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Annual Report on Form 10-K for a discussion of the limitations on our responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Spartan Motors, Inc.

Charlotte, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule as listed in the accompanying index in Item 15(a)(2) of this Form 10-K (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 5, 2019 expressed an unqualified opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, in 2018 the Company changed its method of accounting for revenue from contracts with customers.

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

March 5, 2019

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Spartan Motors, Inc.

Charlotte, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Spartan Motors, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and schedule and our report dated March 5, 2019 expressed an unqualified opinion thereon.

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

/S/ BDO USA, LLP

Grand Rapids, MI

March 5, 2019

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$27,439	$33,523
Accounts receivable, less allowance of $133 and $139	106,801	83,147
Contract assets	36,027	-
Inventories	69,992	77,692
Other current assets	5,070	4,425
Total current assets	245,329	198,787

Property, plant and equipment, net	56,567	55,177
Goodwill	33,823	27,417
Intangible assets, net	8,611	9,427
Other assets	2,313	3,072
Net deferred tax assets	7,141	7,284
TOTAL ASSETS	$353,784	$301,164

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,399	$40,643
Accrued warranty	16,090	18,268
Accrued compensation and related taxes	10,520	13,264
Deposits from customers	22,632	25,422
Other current liabilities and accrued expenses	12,396	12,071
Current portion of long-term debt	60	64
Total current liabilities	138,097	109,732

Other non-current liabilities	4,058	5,238
Long-term debt, less current portion	25,547	17,925
Total liabilities	167,702	132,895

Commitments and contingencies

Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,321 and 35,097 outstanding	353	351
Additional paid in capital	82,816	79,721
Retained earnings	103,571	88,855
Total Spartan Motors, Inc. shareholders’ equity	186,740	168,927
Non-controlling interest	(658)	(658)
Total shareholders' equity	186,082	168,269
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$353,784	$301,164

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016

Sales	$816,164	$707,098	$590,777
Cost of products sold	717,607	617,655	518,113
Restructuring charges	302	208	136
Gross profit	98,255	89,235	72,528

Operating expenses:
Research and development	7,332	6,523	6,772
Selling, general and administrative	73,381	65,497	56,172
Restructuring charges	1,429	1,044	959
Total operating expenses	82,142	73,064	63,903

Operating income	16,113	16,171	8,625

Other income (expense):
Interest expense	(1,080)	(864)	(410)
Interest and other income	2,240	717	488
Total other income (expense)	1,160	(147)	78

Income before taxes	17,273	16,024	8,703

Income tax expense	2,261	90	100

Net earnings	15,012	15,934	8,603

Less: net loss attributable to non-controlling interest	-	(1)	(7)

Net earnings attributable to Spartan Motors, Inc.	$15,012	$15,935	$8,610

Basic net earnings per share	$0.43	$0.46	$0.25

Diluted net earnings per share	$0.43	$0.46	$0.25

Basic weighted average common shares outstanding	35,187	34,949	34,405

Diluted weighted average common shares outstanding	35,187	34,949	34,405

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2018, 2017 and 2016

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2015	34,271	$343	$76,472	$72,326	$(650)	$148,491

Issuance of common stock and the tax impact of stock incentive plan transactions	16	-	(234)	-	-	(234)

Dividends declared ($0.10 per share)	-	-	-	(3,444)	-	(3,444)

Purchase and retirement of common stock	(422)	(4)	(932)	(1,064)	-	(2,000)

Issuance of restricted stock, net of cancellation	518	5	(5)	-	-	-

Stock based compensation expense related to restricted stock	-	-	1,536	-	-	1,536

Net earnings (loss)	-	-	-	8,610	(7)	8,603

Balance at December 31, 2016	34,383	344	76,837	76,428	(657)	152,952

Issuance of common stock related to stock incentive plan transactions	29	-	(645)	-	-	(645)

Dividends declared ($0.10 per share)	-	-	-	(3,508)	-	(3,508)

Issuance of restricted stock, net of cancellation	685	7	(7)	-	-	-

Stock based compensation expense related to restricted stock	-	-	3,536	-	-	3,536

Net earnings (loss)	-	-	-	15,935	(1)	15,934

Balance at December 31, 2017	35,097	351	79,721	88,855	(658)	168,269

Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668

Balance at December 31, 2017, Adjusted	35,097	351	79,721	92,523	(658)	171,937

Issuance of common stock related to stock incentive plan transactions	13	-	(2,670)	-	-	(2,670)

Dividends declared ($0.10 per share)	-	-	-	(3,516)	-	(3,516)

Purchase and retirement of common stock	(90)	(1)	(207)	(448)		(656)

Issuance of common stock related to investment in subsidiary	247	2	1,946	-	-	1,948

Issuance of restricted stock, net of cancellation	54	1	(1)	-	-	-

Stock based compensation expense related to restricted stock	-	-	4,027	-	-	4,027

Net earnings	-	-	-	15,012	-	15,012

Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net earnings	$15,012	$15,934	$8,603
Adjustments to reconcile net earnings (loss) to net cash provided by operating activities
Depreciation and amortization	10,370	9,937	7,903
Gain on disposal of assets	-	(13)	(13)
Impairment of assets	-	-	406
Accruals for warranty	8,660	9,099	12,989
Expense from changes in fair value of contingent consideration	(693)
Deferred income taxes	(755)	(3,974)	(2,666)
Stock based compensation related to stock awards	4,027	3,536	1,536
Decrease (increase) in operating assets, net of effects of acquisition:
Accounts receivable	(22,490)	(18,576)	(8,824)
Contract assets	(5,467)	-	-
Inventories	(24,340)	42,920	1,662
Income taxes receivable	-	1,287	468
Other assets	(658)	851	(1,020)
Increase (decrease) in operating liabilities, net of effects of acquisition:
Accounts payable	35,297	5,366	4,018
Cash paid for warranty repairs	(10,838)	(13,854)	(10,265)
Accrued compensation and related taxes	(2,789)	(1,530)	4,504
Deposits from customers	4,444	(33,648)	3,047
Other current liabilities and accrued expenses	1,094	240	1,056
Other long-term liabilities	(345)	1,725	-
Taxes on income	(2,503)	2,716	(76)
Total adjustments	(6,986)	6,082	14,725
Net cash provided by operating activities	8,026	22,016	23,328

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,985)	(5,340)	(13,410)
Proceeds from sale of property, plant and equipment	-	13	25
Acquisition of business, net of cash acquired	(5,200)	(28,903)	-
Net cash used in investing activities	(14,185)	(34,230)	(13,385)

Cash flows from financing activities:
Proceeds from long-term debt	7,684	32,919	10
Payments on long-term debt	(66)	(15,070)	(5,058)
Payment of contingent consideration on acquisitions	(701)	-	-
Purchase and retirement of common stock	(656)	-	(2,000)
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(2,670)	(645)	(111)
Payment of dividends	(3,516)	(3,508)	(3,444)
Net cash provided by (used in) financing activities	75	13,696	(10,603)

Net increase (decrease) in cash and cash equivalents	(6,084)	1,482	(660)
Cash and cash equivalents at beginning of year	33,523	32,041	32,701
Cash and cash equivalents at end of year	$27,439	$33,523	$32,041

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”, “we”, or “us”) is a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. We have various subsidiaries that are manufacturers of bodies for various markets including fleet vehicles and emergency response vehicles. Our principal chassis markets are emergency response vehicles, motor homes and other specialty vehicles.

Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Ladson, South Carolina; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; Kansas City, Missouri; and Saltillo, Mexico.

On December 17, 2018, the Company acquired all of the assets and assumed certain liabilities of Strobes-R-Us, Inc. (“SRUS”), a premier provider of up-fit services for government and non-government vehicles.  The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market.  As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida.  SRUS will be reported as part of the Fleet Vehicles and Services segment.

On January 1, 2017, Spartan USA acquired substantially all of the assets and assumed certain liabilities of Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., and U.S. Tanker Co. When used in this Annual Report on Form 10-K, “Smeal” refers to the assets, liabilities, and operations acquired from such entities. The assets acquired consist of the assets used by the former owners of Smeal in the operation of its business designing, manufacturing, and distributing emergency response vehicle bodies and aerial devices for the fire service industry. Smeal has operations in Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania and is operated as part of our Emergency Response Vehicles segment.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri, Pompano Beach, Florida and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Brandon, South Dakota, Snyder and Neligh, Nebraska, and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. Our Charlotte, Michigan location manufactures heavy duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names. Spartan USA was also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. The Company is continuing to work on this dissolution plan and no dissolution terms have been determined as of the date of this Form 10-K.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Spartan USA and its subsidiaries. All inter-company transactions have been eliminated.

Non-Controlling Interest

At December 31, 2018, Spartan USA held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, Spartan USA was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc., within the Emergency Response Vehicles segment. The joint venture is not currently active and as noted above the parties are currently seeking a dissolution plan.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Revenue Recognition. Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our consolidated financial statements. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our consolidated financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 10 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Revenue on certain emergency response chassis and apparatuses that are sold from stock or utilized as demonstration units is recognized at the point in time when the chassis and apparatus is shipped. Revenue related to modifications made to trucks sold from stock or that were utilized as demonstration units is recognized over time as the modifications are completed. Payment is received an average of 60 days following the recognition of revenue for stock or demonstrator units.

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

Prior to the adoption of Accounting Standards Update 2014-09, Revenue from Contracts with Customers and with additional subsequent updates issued (“ASU 2014-09” or “ASC 606”), we recognized revenue in accordance with authoritative guidelines, including those of the Securities and Exchange Commission (“SEC”). Accordingly, revenue was recognized when title to the product and risk of ownership passed to the buyer. In certain instances, risk of ownership and title passed when the product had been completed in accordance with purchase order specifications and had been tendered for delivery to the customer. On certain customer requested bill and hold transactions, revenue recognition occurred after the customer had been notified that the products had been completed according to the customer specifications, had passed all of our quality control inspections, and were ready for delivery. All sales were shown net of returns, discounts and sales incentive programs, which historically have not been significant. The collectability of any related receivable was reasonably assured before revenue was recognized.

Business Combinations. When acquiring other businesses, we recognize identifiable assets acquired and liabilities assumed at their acquisition date estimated fair values, and separately from any goodwill that may be required to be recognized. Goodwill, when recognizable, is measured as the excess amount of any consideration transferred, which is measured at fair value, over the acquisition date fair values of the identifiable assets acquired and liabilities assumed. Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.

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

Contract Assets arise upon the transfer of goods or services to a customer before the customer pays consideration. The Company will present the contract as either a contract asset or as a receivable, depending on the nature of the entity’s right to consideration for its performance.  Contract assets are a right to consideration in exchange for goods or services that the Company has transferred to a customer, when the right is conditioned on something other than the passage of time.

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

Deposits from Customers. We sometimes receive advance payments from customers for product orders and record these amounts as liabilities. We accept such deposits when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Revenue associated with these deposits is recognized over time based on the inputs completed for a given performance obligation during the reporting period or deferred and recognized upon shipment of the related product to the customer depending on the terms of the contract.

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

Stock Incentive Plans. Share based payment compensation costs for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of stock option and stock appreciation rights awards are estimated using a closed option valuation (Black-Scholes) model. Fair value of restricted stock awards is based upon the quoted market price of the common stock on the date of grant. Our incentive stock plans are described in more detail in Note 13, Stock Based Compensation.

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2018 and 2017 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

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

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $630, $619 and $309 for 2018, 2017 and 2016. Cash paid (received) for income taxes, net of refunds, was $5,054, $0 and $2,232 for 2018, 2017 and 2016. Non-cash investing in 2018 included the issuance of the Company’s capital stock in the amount of $1,950 and a contingent liability for the value of future consideration of $2,832 in conjunction with our acquisition of SRUS. Non-cash investing in 2017 included $7,391 forgiveness of accounts receivable in conjunction with our acquisition of Smeal. See Note 2 for further information about these acquisitions.

New Accounting Standards

In February 2017 the FASB issued Accounting Standards Update No. 2017-05, Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20) (“ASU 2017-05”). ASU 2017-05 is intended to provide guidance for when gains and losses on nonfinancial assets should be applied to a financial asset by defining the term “nonfinancial asset”. ASU 2017-05 became effective for us beginning in the first quarter of 2018. The adoption of the provisions of ASU 2017-05 did not have an impact on our consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The adoption of the provisions of ASU 2016-13 are not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

We substantially completed our assessment of the impacts of the new lease standard during the fourth quarter. We have determined that the adoption of ASU 2016-02 will result in recognizing right of use assets and liabilities on the consolidated statement of financial position for leases currently classified as operating leases. We expect to utilize the following practical expedients:

●

ASC 842-10-15-37 to elect not to separate non-lease components from lease components and instead will account for each separate lease component and any non-lease components associated with a lease component as a single lease component for all leases except for leases of land and buildings;

●	ASC 842-10-65-1(c)(2) to retrospectively record the right of use assets and lease liabilities as of January 1, 2019 with any cumulative effect of the initial application recorded to retained earnings;
●

ASC 842-10-65-1(f) package of practical expedients to not reassess whether any expired or existing contracts are or contain leases, not reassess the lease classification for any expired or existing leases, and not reassess initial direct costs for any existing leases; and

●

ASC 842-10-65-1(g) to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and in assessing impairment of the company’s right-of-use assets.

●	ASC 842-20-25-2 to exclude short-term leases from the balance sheet.

We expect that the disclosures in the notes to our consolidated financial statements related to leases will be significantly expanded under the new standard, specifically:

●

ASC 842-20-50-1 general disclosures about the Company’s leases, the significant judgments made in applying the requirements in this standard to those leases, and the amounts recognized in the consolidated financial statements relating to those leases.

●

ASC 842-20-50-3 requiring a general description of the leases, the existence and terms and conditions of options to extend or terminate the lease including narrative disclosure about the options that are recognized as part of its right-of-use assets and lease liabilities and those that are not, information about leases that have not yet commenced but that create significant rights and obligations for the company, significant assumptions and judgments made in determining whether a contract contains a lease, the allocation of the consideration in a contract between lease and non-lease components and the determination of discount rates for leases.

●

ASC 842-20-50-4 requiring the disclosure for each period presented in the consolidated financial statements relating to the Company’s total lease cost, which includes both amounts recognized in profit or loss during the period and any amounts capitalized as part of the cost of another asset and the cash flows arising from lease transactions for finance leasing cost, segregated between the amortization of the right-of-use assets and interest on the lease liabilities; operating lease costs; and short-term lease costs; amounts segregated between those for finance and operating leases for cash paid for amounts included in the measurement of lease liabilities, segregated between operating and financing cash flows, supplemental noncash information on lease liabilities arising from obtaining right-of-use assets, the weighted-average remaining lease term and the weighted-average discount rate.

●

ASC 842-20-50-6 requires a maturity analysis of the Company’s finance lease and operating lease liabilities, separately, showing the undiscounted cash flows on an annual basis for each of the first five years and a total amount for the remaining years.

●

ASC 842-20-50-8 requires the Company to disclose the fact that it elected to exclude short term leases from the balance sheet and disclose the amount of short term lease commitments if the lease expense for the period does not reasonably reflect the entity’s short term lease commitments.

●

ASC 842-20-50-9 requires the Company to disclose their election of the practical expedient to not separate lease components from non-lease components and indicate which class of assets it has elected to apply the practical expedient.

It is expected that certain other provisions of ASC 842 not mentioned above will not significantly impact the Company.

We will adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective approach. As a result, in the first quarter of 2019 we expect to record right of use assets for operating leases of approximately $13,600 and for financing leases of approximately $700. The decrease to retained earnings is expected to be approximately $200, reflecting the cumulative impact of the accounting change.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We are unable to precisely quantify the impact to expenses for future periods since expenses recognized in those periods will depend on the actual leasing levels in those periods, but we do not expect those expenses from recognizing right of use assets and lease liabilities to change significantly.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Adoption of Revenue Recognition Accounting Policy

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements. We adopted ASC 606 with a date of initial application of January 1, 2018. As a result, we changed our accounting policy for revenue recognition as detailed above under the "Revenue Recognition" section.

We applied ASC 606 using the cumulative effect method to all contracts not completed at the date of initial application by recognizing the cumulative effect of initially applying ASC 606 as an adjustment to the opening balance of retained earnings at January 1, 2018. Therefore, the comparative information has not been adjusted and continues to be reported under prior revenue recognition guidance.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The tables below present the impacts of our adoption of the new revenue standard on our income statement and balance sheet.

	Three Months Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales	$232,961	$240,182	$(7,221)
Cost of products sold	209,150	215,144	(5,994)
Taxes (benefit)	(266)	35	(301)
Net earnings	1,833	2,759	(926)

	Year Ended December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Income Statement
Sales	$816,164	$828,988	$(12,824)
Cost of products sold	717,607	730,010	(12,403)
Taxes	2,261	2,335	(74)
Net earnings	15,012	15,359	(347)

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	December 31, 2018
	As Reported	Balances Without Adoption of ASC 606	Effect of Change Higher/(Lower)
Balance Sheet
Assets
Contract assets	$36,027	$-	$36,027
Inventories	69,992	109,096	(39,104)
Net deferred tax asset	7,141	8,038	(897)

Liabilities
Deposits from customers	22,632	30,150	(7,518)
Other current liabilities and accrued expenses	12,396	12,173	223

Equity
Retained earnings	103,571	100,250	3,321

The table below presents the cumulative effect of the changes made to our consolidated January 1, 2018 balance sheet for the adoption of ASC 606.

	December 31, 2017	Transition adjustments	January 1, 2018
Assets
Contract assets	$-	$30,559	$30,559
Inventory	77,692	(32,933)	44,759
Net deferred tax asset	7,284	(897)	6,387

Liabilities
Deposits from customers	25,422	(7,234)	18,188
Other current liabilities and accrued expenses	12,071	295	12,366

Equity
Retained earnings	88,855	3,668	92,523

Contract assets and liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

Contract assets
Opening balance (January 1, 2018)	$30,559
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(30,559)
Contract assets recognized, net of reclassification to receivables	36,027
Net change	5,468
Ending balance (December 31, 2018)	$36,027

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Contract liabilities
Opening balance (January 1, 2018)	$18,188
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(15,490)
Cash received in advance and not recognized as revenue	19,934
Net change	4,444
Ending balance (December 31, 2018)	$22,632

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 Months and beyond(1)	Total

Revenue expected to be recognized as of December 31, 2018:
Fleet Vehicles and Services	$218,775	$-	$218,775
Emergency Response Vehicles	211,524	5,842	217,366
Specialty Chassis and Vehicles	37,691	32	37,723
Total	$467,990	$5,874	$473,864

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $190 and $35 for one to 12 months and $650 and $32 for 13 months and beyond, respectively.

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

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the twelve months ended December 31, 2018. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$367,730	$209,307	$191,814	$768,851	$(10,221)	$758,630
Other	19,819	36,330	1,385	57,534	-	57,534
Total sales	$387,549	$245,637	$193,199	$826,385	$(10,221)	$816,164

Timing of revenue recognition
Products transferred at a point in time	$113,576	$21,183	$160,408	$295,167	$-	$295,167
Products and services transferred over time	273,973	224,454	32,791	531,218	(10,221)	520,997
Total sales	$387,549	$245,637	$193,199	$826,385	$(10,221)	$816,164

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$238,267	$235,085	$158,246	$631,598	$(5,657)	$625,941
Other	12,828	67,765	564	81,157	-	81,157
Total sales	$251,095	$302,850	$158,810	$712,755	$(5,657)	$707,098

Timing of revenue recognition
Products transferred at a point in time	$251,095	$302,850	$158,810	$712,755	$(5,657)	$707,098
Products and services transferred over time	-	-	-	-	-	-
Total sales	$251,095	$302,850	$158,810	$712,755	$(5,657)	$707,098

	Year Ended December 31, 2016
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$272,088	$158,195	$134,125	$564,408	$(5,347)	$559,061
Other	6,301	24,786	629	31,716	-	31,716
Total sales	$278,389	$182,981	$134,754	$596,124	$(5,347)	$590,777

Timing of revenue recognition
Products transferred at a point in time	$278,389	$182,981	$134,754	$596,124	$(5,347)	$590,777
Products and services transferred over time	-	-	-	-	-	-
Total sales	$278,389	$182,981	$134,754	$596,124	$(5,347)	$590,777

NOTE 2 – ACQUISITION ACTIVITIES

2018 Acquisition

On December 17, 2018, the Company acquired the assets and assumed certain liabilities of Strobes-R-Us, Inc. (“SRUS”), a premier provider of up-fit services for government and non-government vehicles. The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market. As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Purchase Price Allocation

The total purchase price paid for our acquisition of SRUS was $9,982, subject to a net working capital adjustment. The consideration paid consisted of $5,200 in cash, Company stock valued at $1,950, plus a $2,832 contingency for performance-based earn-out payments. The price paid pursuant to the purchase agreement was the subject of negotiation between SRUS and us.

This acquisition was accounted for using the acquisition method of accounting, which requires the purchase price to be allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the estimated purchase price over the preliminary estimated fair values of the net tangible and intangible assets acquired of $6,406 was recorded as preliminary estimated goodwill.

The fair value of the net assets acquired was based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate the (i) inventory, (ii) intangible assets, (iii) deferred taxes and liabilities, (iv) income tax and non-income tax accruals and (v) the contingent consideration. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date.

The initial allocation of purchase price to assets acquired and liabilities assumed was as follows:

Accounts receivable	$1,165
Inventory	893
Other current assets	3
Property, plant and equipment	1,942
Goodwill	6,406
Total assets acquired	10,409

Accounts payable	382
Other current liabilities	45
Total liabilities assumed	427

Total purchase price	$9,982

Contingent Consideration

Pursuant to the purchase agreement, the former owners of SRUS may receive additional consideration through 2021 in the form of certain performance-based earn-out payments, up to an aggregate maximum of $3,250.  The purchase agreement specifies annual payments for each calendar year beginning in 2019 through and including 2021 as a percentage of and contingent upon EBITDA for that calendar year exceeding predetermined thresholds. In accordance with accounting guidance for business combinations, at the date of sale the Company recorded a contingent liability of $2,832 for the value of the future consideration based upon its best estimate of the likelihood of the payments, discounted to its present value using a discount rate of 4.7%.

2017 Acquisition

On January 1, 2017, we completed the acquisition of substantially all of the assets and assumed certain liabilities of Smeal pursuant to an Asset Purchase Agreement dated December 12, 2016.  This acquisition brings significant scale to our Emergency Response Vehicles segment, expands the geographic reach of our dealer network and adds complementary products to our existing emergency response product portfolio.

Purchase Price Allocation

The total purchase price paid for our acquisition of Smeal was $41,513, subject to a net working capital adjustment and the tax gross-up payment described below. The consideration paid consisted of $28,903 in cash, net of cash acquired of $3,825, and the forgiveness of certain liabilities owed by the former owners of Smeal to the Company in the amount of $7,391. Pursuant to the purchase agreement, the sellers received additional consideration in the form of a tax gross-up payment in the amount of $701, which was paid in the second quarter of 2018. The consideration paid was subject to certain post-closing adjustments, including a net working capital adjustment that was finalized in the first quarter of 2018. Smeal has been a significant chassis customer of Spartan USA. The price paid pursuant to the purchase agreement was the subject of negotiation between Smeal and us.

This acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets included trade-names and certain non-patented technology. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $11,456 was recorded as goodwill. During 2017, we made certain adjustments to our purchase price allocation to adjust inventory, other current assets, accrued warranty and other liabilities, which resulted in a $1,787 increase in goodwill.

The allocation of purchase price to assets acquired and liabilities assumed was as follows:

Cash	$3,825
Accounts receivable	6,523
Inventory	61,716
Other current assets	662
Property, plant and equipment	5,773
Intangible assets	3,900
Goodwill	11,456
Total assets acquired	93,855

Accounts payable	3,941
Customer prepayments	42,929
Accrued warranty	3,689
Other liabilities	1,783
Total liabilities assumed	52,342

Total purchase price	$41,513

Contingent Consideration

Pursuant to the purchase agreement, the former owners of Smeal received additional consideration in the form of a tax gross-up payment to cover certain state and federal tax liabilities for the tax year ending December 31, 2017 that resulted from the transaction. The payment was $701 and was made in the second quarter of 2018.

Goodwill Assigned

The acquisition resulted in the recognition of $11,456 of goodwill, which is deductible for tax purposes.

Goodwill consists of synergies resulting from the acquisition and the estimated value of the workforce employed. Key areas of cost savings included an expanded dealer network; complementary product portfolios; manufacturing and supply chain work process improvements; and the elimination of redundant corporate overhead.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2018	2017
Finished goods	$14,696	$15,539
Work in process	5,926	15,980
Raw materials and purchased components	52,474	49,159
Reserve for slow-moving inventory	(3,104)	(2,986)
Total Inventory	$69,992	$77,692

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $8,807 and $7,435 at December 31, 2018 and 2017. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Consolidated Statements of Operations.

NOTE 4 – RESTRUCTURING CHARGES

During 2018, we incurred restructuring charges related to a company-wide initiative to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations

During 2017, we incurred restructuring charges related to a company-wide initiative to streamline operations and integrate our Smeal acquisition.

Restructuring charges included in our Consolidated Statements of Operations for the years ended December 31, 2018 and 2017, broken down by segment, are as follows:

	December 31, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$15	$16	$-	$31
Production relocation	-	271	-	-	271
	-	286	16	-	302

General and Administrative
Accrual for severance	-	497	164	486	1,147
Production relocation	-	282	-	-	282
Total General and Administrative	-	779	164	486	1,429
Total restructuring	$-	$1,065	$180	$486	$1,731

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	December 31, 2017
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$97	$43	$30	$-	$170
Production relocation	-	38	-	-	38
	97	81	30	-	208
General and Administrative
Accrual for severance	547	367	79	51	1,044
Total restructuring	$644	$448	$109	$51	$1,252

During 2016, we incurred restructuring charges related to the relocation of our Ocala, Florida manufacturing operations to our Charlotte, Michigan and Brandon, South Dakota facilities, along with efforts undertaken to upgrade production processes at our Brandon, South Dakota and Ephrata, Pennsylvania locations.

Restructuring charges included in our Consolidated Statements of Operations for the year ended December 31, 2016, which were all related to our Emergency Response Vehicles segment, are as follows:

December 31, 2016
Cost of products sold
Production relocation/equipment impairment	$136
Accrual for severance	-
Total cost of products sold	136

General and Administrative
Manufacturing process reengineering	959
Accrual for severance	-
Total general and administrative	959
Total restructuring	$1,095

The following table provides a summary of the compensation related charges incurred during the year ended December 31, 2018 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Consolidated Balance Sheets.

	Severance 2018	Severance 2017
Balance January 1,	$12	$-
Accrual for severance	19	643
Payments and adjustments made in period	(27)	(201)
Balance March 31,	4	442
Accrual for severance	797	325
Payments and adjustments made in period	(4)	(540)
Balance June 30,	797	227
Accrual for severance	356	232
Payments and adjustments made in period	(559)	(366)
Balance September 30,	594	93
Accrual for severance	6	14
Payments and adjustments made in period	(309)	(95)
Balance December 31,	$291	$12

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

There were no compensation related charges incurred during the year ended December 31, 2016.

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

As described in Note 2 - Acquisition Activities, we acquired substantially all of the assets and related liabilities of SRUS on December 17, 2018.  The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below in the Fleet Vehicles and Services segment.

We also acquired substantially all of the assets and related liabilities of Smeal on January 1, 2017. The difference between the consideration paid and the acquisition-date fair value of the identifiable assets acquired and liabilities assumed was recognized as goodwill, as disclosed in the table below. The goodwill at Smeal was evaluated as part of the annual assessment which occurred as of October 1, 2018, since there was no triggering event necessitating an earlier evaluation.

During the second quarter of 2017, operations related to the manufacturing of our Reach delivery vehicle were reassigned to our Specialty Chassis and Vehicles segment from our Fleet Vehicles and Services segment to reflect the information and reports that our chief operating decision makers use to allocate resources to and assess the performance of our operating segments. As a result, a portion of the goodwill in the amount of $638 assigned to our Fleet Vehicles and Services segment was reassigned to our Specialty Chassis and Vehicles segment using a relative fair value approach.

At December 31, 2018 and 2017, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2018 and 2017 using a discounted cash flow valuation.

Based on the discounted cash flow valuations at October 1, 2018, an increase in the weighted average cost of capital (“WACC”) used for these reporting units of 400 basis points would not result in impairment. As discussed in Note 1, General and Summary of Accounting Policies, there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

Our goodwill by reportable segment is as follows:

	Fleet Vehicles and Services		Emergency Response Vehicles		Specialty Vehicles and Chassis		Total
	December 31,		December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017	2018	2017
Goodwill, beginning of year	$15,323	$15,961	$11,456	$-	$638	$-	$27,417	$15,961
Acquisition of Smeal	-	-	-	11,456	-	-	-	11,456
Acquisition of Strobes-R-Us	6,406	-	-	-	-	-	6,406	-
Reassignment of goodwill	-	(638)	-	-	-	638	-	-
Goodwill, end of year	$21,729	$15,323	$11,456	$11,456	$638	$638	$33,823	$27,417

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Other Intangible Assets

Fleet Vehicles and Services segment intangible assets

At December 31, 2018, we had other intangible assets associated with our Fleet Vehicles and Services segment, including customer and dealer relationships, non-compete agreements, an acquired product development project and a trade name. The non-compete agreement, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Our Utilimaster trade name has an indefinite life, and is not amortized. We test our trade name for impairment at least annually, and test other intangible assets for impairment if impairment indicators are present.

We tested our Utilimaster trade name for impairment, as of October 1, 2018, by estimating the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuation at October 1, 2018, an increase in the WACC used for this impairment analysis of 1000 basis points would not result in impairment of the trade name.

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

We tested our Smeal trade name for impairment, as of October 1, 2018, by estimating the fair value of the trade name based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. Accordingly, there was no impairment recorded on this trade name. Based on the discounted cash flow valuation at October 1, 2018, an increase in the WACC used for this impairment analysis of 1000 basis points would not result in impairment of the trade name.

The following table provides information regarding our other intangible assets:

	As of December 31, 2018			As of December 31, 2017
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer and dealer relationships	$6,170	$4,029	$2,141	$6,170	$3,709	$2,461
Acquired product development project	1,860	1,860	-	1,860	1,514	346
Unpatented technology	1,500	300	1,200	1,500	150	1,350
Non-compete agreements	400	400	-	400	400	-
Backlog	320	320	-	320	320	-
Trade Names	5,270	-	5,270	5,270	-	5,270
	$15,520	$6,909	$8,611	$15,520	$6,093	$9,427

We recorded $816, $858 and $708 of intangible asset amortization expense during 2018, 2017 and 2016.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2019	$449
2020	423
2021	399
2022	377
2023	357
Thereafter	1,336
Total	$3,341

NOTE 6 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2018	2017
Land and improvements	$8,496	$7,754
Buildings and improvements	68,142	66,227
Plant machinery and equipment	41,652	39,800
Furniture and fixtures	24,585	22,285
Vehicles	3,084	3,063
Construction in process	5,666	1,770
Subtotal	151,625	140,899
Less accumulated depreciation	(95,058)	(85,722)
Total property, plant and equipment, net	$56,567	$55,177

We recorded depreciation expense of $9,559, $9,055 and $7,195 during 2018, 2017 and 2016. There were no capitalized interest costs in 2018 or 2017.

Construction in progress includes $5,228 and $790 at December 31, 2018 and 2017 for the implementation of our ERP system. The first phase of implementation was completed in 2017 and sites were completed in 2018. Additional phases of implementation are expected to go live in 2019 through 2021 with an estimated cost of completion of approximately $16,000.

We review our long-lived assets that have finite lives for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.

When reviewing long-lived assets for impairment, we group our long-lived assets with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. During the year ended December 31, 2016, we determined that an asset group related to certain locations of our Emergency Response Vehicles segment may be impaired due to operating losses recorded in recent years, along with uncertainty regarding future financial performance at these locations. Accordingly, we conducted an impairment test on this asset group as of October 1, 2016 by comparing the non-discounted cash flows expected to result from the use and eventual disposition of the asset group with its carrying value, resulting in a determination that the asset group was impaired.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We estimated the fair value of our tangible long-lived assets of this asset group based on assessments or recent sale prices of similar assets. Impairment charges recorded within Cost of goods sold in the Consolidated Statement of Operations to adjust the carrying cost of these long-lived tangible assets to their estimated fair value at October 1, 2016 were $406 for machinery and equipment. No additional charges were recorded for the years ended December 31, 2018 and 2017.

NOTE 7 - LEASES

We lease certain office equipment, computer hardware, manufacturing equipment and manufacturing and warehouse space under operating lease agreements. Building leases generally provide that we pay the cost of utilities, insurance, taxes and maintenance. Rent expense for the years ended December 31, 2018, 2017 and 2016 was $3,309, $2,989 and $3,086.

Future minimum operating lease commitments under non-cancelable leases are as follows:

Year	Future Minimum Operating Lease Payments
2019	$3,291
2020	2,831
2021	2,193
2022	1,849
2023	1,863
Thereafter	4,149
Total	$16,176

We lease certain office equipment, computer hardware and material handling equipment under capital lease agreements. Cost and accumulated depreciation of capitalized leased assets included in machinery and equipment are $645 and $504, respectively, at December 31, 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 8 - TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2018	2017	2016
Current (credit):
Federal	$2,037	$3,809	$2,203
State	912	255	563
Foreign	67	-	-
Total current	3,016	4,064	2,766
Deferred (credit):
Federal	(471)	(1,743)	(2,666)
State	(284)	(2,231)	-
Total deferred	(755)	(3,974)	(2,666)
Total taxes on income	$2,261	$90	$100

The current tax expense amount in 2016 differs from the actual amount payable to the taxing authorities due to the tax impact associated with stock incentive plan transactions under the plans described in Note 13, Stock Based Compensation. This adjustment was an addition of $123 in 2016. These adjustments to current taxes on income were recognized as adjustments of additional paid-in capital. Commencing January 1, 2017, all such adjustments are recognized as current taxes on income.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act made broad and complex changes to the U.S. tax code that impacted the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. Other changes provided by the 2017 Tax Act included, but are not limited to, the acceleration of depreciation for certain assets placed into service after September 27, 2017, additional limitations on executive compensation, the repeal of the domestic manufacturing deduction and the new foreign derived intangible income deduction.

The SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provided guidance on accounting for the tax effects of the Tax Act. We recognized the income tax effects of the Tax Act in our 2017 financial statements in accordance with SAB 118, in the reporting period in which the Tax Act was signed into law.

In accordance with SAB 118, we recorded a provisional amount of $2,963 of the deferred tax expense in connection with the re-measurement of certain deferred tax assets and liabilities as of December 31, 2017. In 2018 we completed the accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance, and reflected a net $373 decrease in the 2018 income tax expense.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2018		2017		2016
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Federal income taxes at the statutory rate	$3,627	21.00%	$5,609	35.00%	$2,959	34.00%
State tax expense, net of federal income tax benefit	368	2.13	547	3.41	68	0.78
Increase (decrease) in income taxes resulting from:
Deferred income tax re-measurement due to Tax Act	(373)	(2.16)	2,963	18.49	-	-
Other deferred income tax adjustment	(46)	(0.27)	(241)	(1.50)	(51)	(0.59)
Non-deductible compensation	-	-	-	-	459	5.27
Other nondeductible expenses	178	1.03	156	0.97	226	2.60
Foreign derived intangible income deduction	(69)	(0.40)	-	-	-	-
Domestic manufacturing deduction	-	-	(504)	(3.15)	-	-
Stock based compensation	(1,406)	(8.14)	(394)	(2.46)	-	-
Worthless stock deduction of dissolved subsidiary	-	-	(966)	(6.03)	-	-
Forfeiture of state net operating loss and credit carry-forwards from dissolution of subsidiary	-	-	3,039	18.97	-	-
Foreign tax expense	67	0.39	-	-	-	-
Valuation allowance adjustment	60	0.35	(9,544)	(59.56)	(2,932)	(33.69)
Unrecognized tax benefit adjustment	401	2.32	314	1.96	129	1.48
Federal research and development tax credit	(645)	(3.73)	(753)	(4.70)	(801)	(9.20)
Foreign tax credit	(67)	(0.39)	-	-	-	-
Other	166	0.96	(136)	(0.84)	43	0.50
Total	$2,261	13.09%	$90	0.56%	$100	1.15%

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2018	2017
Deferred income tax assets:
Warranty reserve	$3,257	$3,595
Inventory costs and reserves	1,801	1,792
Contract assets	1,694	-
Stock based compensation	984	1,061
Net operating loss carry-forwards, net of federal income tax benefit	723	954
Compensation related accruals	589	663
Credit carry-forwards, net of federal income tax benefit	506	317
Vendor compensation	-	507
Other	611	409
Total deferred income tax assets	$10,165	$9,298

Deferred income tax liabilities:
Depreciation	$(1,479)	$(1,230)
Intangible assets	(1,205)	(574)
Prepaid expenses	(222)	(152)
Total deferred income tax liabilities	$(2,906)	$(1,956)

Net deferred income tax assets	$7,259	$7,342
Valuation allowance	(118)	(58)
Net deferred tax asset	$7,141	$7,284

Based upon an assessment of the available positive and negative evidence at December 31, 2018, the net deferred tax asset is more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for net deferred income tax assets relates to the impact of the limitation on executive compensation deductibility to Stock based compensation, and a state net operating loss carryforward.

At December 31, 2018 and 2017, we had state deferred income tax assets related to state tax net operating loss carry-forwards, of $915 and $1,207, which begin expiring in 2019. Also, as of December 31, 2018 and 2017, we had deferred income tax assets related to state tax credit carry-forwards of $640 and $402, which begin expiring in 2026. Due to accumulated losses in a certain state jurisdiction, we had recorded valuation allowances against certain deferred income tax assets of $20 and $58 at December 31, 2018 and 2017.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2018, 2017 and 2016 is as follows:

	2018	2017	2016
Balance at January 1,	$565	$345	$349
Increase (decrease) related to prior year tax positions	35	168	(24)
Increase related to current year tax positions	319	118	20
Expiration of statute	(92)	(66)	-
Balance at December 31,	$827	$565	$345

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of December 31, 2018, we had an ending UTB balance of $827 along with $422 of interest and penalties, for a total liability of $1,249, with $597 recorded as a current liability and $652 recorded as a non-current liability based on the applicable statutes of limitations. The change in interest and penalties amounted to increases of $143 in 2018, $94 in 2017, and $133 in 2016, which were reflected in Income tax expense within our Consolidated Statements of Operations.

As of December 31, 2018, we are no longer subject to examination by federal taxing authorities for 2014 and earlier years.

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

We had one customer classified as a major customer in 2018, which was a customer of the Fleet Vehicles and Services segment and one major customer in 2016, which was a customer of the Specialty Chassis and Vehicles segment.

There were no customers that accounted for 10 percent or greater of consolidated sales in 2017.

Information about our major customers is as follows:

2018		2016
Sales	Accounts Receivable (at year end)	Sales	Accounts Receivable (at year end)

$81,728	$17,232	$70,954	$7,169

NOTE 10 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At December 31, 2018 and 2017, we had outstanding letters of credit totaling $913 and $754 related to certain emergency response vehicle contracts and our workers compensation insurance.

At December 31, 2018, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our business. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-K. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our future operating results. There were no further wind-down charges recorded during the year ended December 31, 2018.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Changes in our warranty liability during the years ended December 31, 2018 and 2017 were as follows:

	2018	2017
Balance of accrued warranty at January 1	$18,268	$19,334
Warranties issued during the period	7,470	7,539
Cash settlements made during the period	(10,838)	(13,854)
Changes in liability for pre-existing warranties during the period, including expirations	1,190	1,560
Assumed warranties outstanding at Smeal on January 1, 2017	-	3,689
Balance of accrued warranty at December 31	$16,090	$18,268

NOTE 11 - COMPENSATION INCENTIVE PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over 5 years and were $2,286, $1,055 and $796 in 2018, 2017 and 2016. These amounts are expensed as incurred.

The Spartan Motors, Inc. Incentive Compensation Plan encompasses a quarterly and an annual bonus program. The quarterly program covers certain of our full-time employees. The cash bonuses paid under the quarterly program are equal for all participants. Amounts expensed for the quarterly bonus were $2,063, $2,193 and $3,298 for 2018, 2017 and 2016.

The annual bonus provides that executive officers and certain designated managers may earn cash bonuses based on our achievement of pre-defined financial and operational objectives. Amounts expensed for the annual bonus were $2,053, $4,890 and $6,470 for 2018, 2017 and 2016.

NOTE 12 - DEBT

Long-term debt consists of the following:

	December 31, 2018	December 31, 2017
Line of credit revolver (1):	$25,460	$17,800
Capital lease obligations (See Note 7 – Leases)	147	189
Total debt	25,607	17,989
Less current portion of long-term debt	(60)	(64)
Total long-term debt	$25,547	$17,925

(1)

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries, as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150,000 from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 3.8125% (or one-month LIBOR plus 1.25%) at December 31, 2018. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

On December 1, 2017, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the "First Credit Agreement") by and among us and certain of our subsidiaries, as borrowers, Wells Fargo Bank, National Association, as agent, and the lenders party thereto consisting of Wells Fargo Bank, National Association, JPMorgan Chase Bank, N.A. and PNC Bank National Association. Under the First Credit Agreement, we were able to borrow up to $100,000 under a three-year unsecured revolving credit facility. The First Credit Agreement was paid off and terminated when the Credit Agreement described above was entered into on August 8, 2018. This line carried an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $86,410 and $66,400 at December 31, 2018 and December 31, 2017, respectively. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At December 31, 2018 and December 31, 2017, we were in compliance with all covenants in our credit agreement.

NOTE 13 - STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 2,856,250. Total shares remaining available for stock incentive grants under these plans totaled 1,755,330 at December 31, 2018. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and common stock under our Stock Incentive Plan of 2016.

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

No options were granted or exercised in 2018, 2017 or 2016, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. We have had no outstanding options since December 31, 2015.

No SARs were granted in 2018, 2017 or 2016, and there was no related compensation expense nor income tax benefit recognized in the corresponding income statements. We have had no outstanding SARs since December 31, 2017. The total intrinsic value of SARs exercised during the years ended December 31, 2018, 2017 and 2016 was $0, $305 and $14.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restricted stock activity for the year ended December 31, 2018, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2017	1,128	$6.53
Granted	593	9.96
Vested	(629)	10.14
Forfeited	(115)	6.86
Non-vested shares outstanding at December 31, 2018	977	7.97	1.11

The weighted-average grant date fair value of non-vested shares granted was $9.96, $7.65 and $4.01 for the years ended December 31, 2018, 2017 and 2016. During 2018, 2017 and 2016, we recorded compensation expense, net of cancellations, of $4,027, $3,536 and $1,536, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Operations related to restricted stock awards was $846, $1,238 and $538 for 2018, 2017 and 2016. For the years ended December 31, 2018, 2017 and 2016, restricted shares vested with a fair market value of $4,318, $1,356 and $1,248. When the fair value of restricted shares is lower on the date of vesting than that previously expensed for book purposes, an excess tax liability is booked. As of December 31, 2018, we had unearned stock-based compensation of $5,119 associated with these restricted stock grants, which will be recognized over a weighted average of 1.11 years.

Employee Stock Purchase Plan. We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2018, 2017 and 2016, we received proceeds of $214, $98 and $86 for the purchase of 20,000, 9,000 and 13,000 shares under the ESPP.

NOTE 14 – SHAREHOLDERS EQUITY

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1 million shares of our common stock in open market transactions.

The following table represents our purchases of our common stock during the years ended December 31, 2018 and 2017 under the share repurchase program.

Share purchase programs			2018		2017
Authorized amount (shares) (000)	Date approved by board	Program termination date	Shares purchased (000)	Purchase value	Shares purchased (000)	Purchase value	Remaining shares allowable to be purchased
1,000	April, 2016	N/A	90	$656	-	$-	910

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 15 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2018, 2017 and 2016 (in thousands). The stock awards noted as antidilutive were not included in the diluted (in the case of stock options) or basic (in the case of unvested restricted stock awards) weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of our common stock increases.

	Year Ended December 31,
	2018	2017	2016
Basic weighted average common shares outstanding	35,187	34,949	34,405

Diluted weighted average common shares outstanding	35,187	34,949	34,405

Antidilutive stock awards:
Unvested restricted stock awards	-	-	-

NOTE 16 - BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision makers to assess segment performance and allocate resources among our operating units. We have three reportable segments: Fleet Vehicles and Services, Emergency Response Vehicles, and Specialty Chassis and Vehicles.

As a result of a realignment of our operating segments completed during the second quarter of 2017, certain fleet vehicles are now manufactured by our Specialty Chassis and Vehicles segment and sold via inter-company transactions to our Fleet Vehicles and Services segment, which then sells the vehicles to the final customer. Segment results from prior periods are shown reflecting the estimated impact of this realignment as if it had been in place for those periods. Another realignment of our operating segments was completed during the second quarter of 2016, whereby aftermarket parts and accessories related to emergency response vehicles, which were formerly reported under the Specialty Chassis and Vehicles segment, are now included in the Emergency Response Vehicles segment. Appropriate expense amounts are allocated to the three reportable segments and are included in their reported operating income or loss.

Beginning in 2017, we evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, as adjusted by other adjustments made in order to present comparable results from period to period. These adjustments include restructuring charges and items related to our acquisitions of SRUS and Smeal, such as expenses incurred to complete the acquisition and other purchase accounting related items that impacted current period operating income. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also used as a performance metric for our executive compensation program, as discussed in our proxy statement for our 2018 annual meeting of shareholders, which proxy statement was filed with the SEC on April 12, 2018.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location, along with our operations at our up-fit centers in Kansas City, Missouri, Ladson, South Carolina, Pompano Beach, Florida and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and the production of commercial truck bodies, and distributes related aftermarket parts and accessories.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations. This segment engineers and manufactures emergency response chassis and apparatus and distributes related aftermarket parts and accessories.

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

Sales to customers outside the United States were $50,733, $81,157 and $31,716 for the years ended December 31, 2018, 2017 and 2016, or 7.0%, 11.5% and 5.4%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2018

	Segment
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Fleet vehicles sales	$297,627	$-	$10,221	$(10,221)	$297,627
Emergency response vehicles sales	-	235,059	-	-	235,059
Motor home chassis sales	-	-	149,533	-	149,533
Other specialty vehicles sales	-	-	22,570	-	22,570
Aftermarket parts and accessories sales	89,922	10,578	10,875	-	111,375
Total sales	$387,549	$245,637	$193,199	$(10,221)	$816,164

Depreciation and amortization expense	$2,401	$2,678	$1,495	$3,796	$10,370
Adjusted EBITDA	26,680	1,030	18,732	(14,683)	31,759
Segment assets	117,508	125,338	32,621	78,317	353,784
Capital expenditures	1,859	510	116	6,500	8,985

Year Ended December 31, 2017

	Segment
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Consolidated
Fleet vehicles sales	$207,666	$-	$5,657	$(5,657)	$207,666
Emergency response vehicles sales	-	293,559	-	-	293,559
Motor home chassis sales	-	-	124,584	-	124,584
Other specialty vehicles sales	-	-	18,416	-	18,416
Aftermarket parts and accessories sales	43,429	9,291	10,153	-	62,873
Total sales	$251,095	$302,850	$158,810	$(5,657)	$707,098

Depreciation and amortization expense	$3,361	$2,342	$1,314	$2,920	$9,937
Adjusted EBITDA	26,958	3,192	14,058	(12,881)	31,327
Segment assets	60,550	133,546	33,700	73,368	301,164
Capital expenditures	562	1,364	386	3,028	5,340

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

	Year Ended December 31, 2018	Year Ended December 31, 2017	Year Ended December 31, 2016
Consolidated income before taxes	$17,273	$16,024	$8,703
Add (subtract):
Interest expense	1,080	864	410
Depreciation and amortization expense	10,370	9,937	7,903

Restructuring and other related charges	1,881	1,252	1,095

Acquisition expense	1,952	1,354	882
Impact of intercompany chassis shipments to Smeal	-	2,073	-
Recall expense	(46)	(368)	3,457
Impact of inventory fair value step-up	-	189	-
Joint venture expenses	-	2	14
Asset impairment	-	-	406
Long-term strategic planning expense	995	-	-
Litigation settlements	447
Impact of acquisition adjustments for net working capital and contingent liability	(2,193)
Unallocated corporate expenses	14,683	12,881	9,159
Total segment adjusted EBITDA	$46,442	$44,208	$32,029

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 17 – RELATED PARTY TRANSACTIONS

Richard Dauch, who serves on the Spartan Motors Board of Directors, is the Chief Executive Officer of Accuride, Inc. During the years ended December 31, 2018 and 2017, we made purchases of $799 and $698 from Accuride Distributing, a subsidiary of Accuride, Inc., for parts used in the manufacture of our products. These purchases were made through a competitive bid process.

NOTE 18 - QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2018 and 2017 is as follows (full year amounts may not sum due to rounding):

	2018 Quarter Ended				2017 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$173,038	$183,981	$226,183	$232,961	$167,075	$169,739	$189,215	$181,068

Gross profit	22,158	26,369	26,193	23,534	16,394	19,501	28,651	24,689

Restructuring charges	20	797	501	414	642	325	232	52

Net earnings (loss) attributable to Spartan Motors, Inc.	4,194	3,740	5,243	1,833	(1,098)	1,124	13,470	2,439

Basic net earnings (loss) per share	0.12	0.11	0.15	0.05	(0.03)	0.03	0.38	0.07

Diluted net earnings (loss) per share	0.12	0.11	0.15	0.05	(0.03)	0.03	0.38	0.07

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2018. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation our management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in its attestation report, which is included in Item 8 and is incorporated into this Item 9A by reference.

On December 17, 2018, the Company acquired 100% of the assets and assumed certain liabilities of Strobes R Us. As a result, management has excluded Strobes R Us from its assessment of internal control over financial reporting. The Strobes R Us assets are held in a majority-owned subsidiary whose total assets and estimated total net sales represent 2.9% and 1.2%, respectively, of the Company’s total assets and net sales as of and for the year ended December 31, 2018.

Changes in Internal Control Over Financial Reporting.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for our annual meeting of shareholders to be held on May 22, 2019, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 22, 2019, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 22, 2019, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2018.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	--	N/A	1,699,080
Equity compensation plans not approved by security holders (2)	--	N/A	56,250
Total	--	N/A	1,755,330

(1)	Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”).

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

The numbers of shares reflected in column (c) in the table above with respect to the 2016 Plan (1,699,080 shares) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in our definitive proxy statement for our annual meeting of shareholders to be held on May 22, 2019, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 22, 2019, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2018, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2018, 2017 and 2016

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2018

Consolidated Balance Sheets - December 31, 2018 and December 31, 2017

Consolidated Statements of Operations - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Shareholders’ Equity - Years Ended December 31, 2018, 2017 and 2016

Consolidated Statements of Cash Flows - Years Ended December 31, 2018, 2017 and 2016

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

3.1

Spartan Motors, Inc. Restated Articles of Incorporation, as amended to date. Previously filed as Exhibit 3.1 to the Company’s Form 10-Q Quarterly Report for the period ended June 30, 2017 (Commission File No. 001-33582), and incorporated herein by reference.

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

4.4

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.11 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

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

10.3

Spartan Motors, Inc. Leadership Team Compensation Plan. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.5

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

Exhibit Number

10.6

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.7

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.8

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.9

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.10

Lease agreement dated February 13, 2012 between the Company and Fruit Hills Investments, LLC. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2012 (Commission File No. 001-33582) and incorporated herein by reference.

10.11	Credit Agreement dated August 8, 2018 by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-33582), and incorporated herein by reference.

10.12

Employment Letter Agreement dated July 22, 2014, between Spartan Motors, Inc. and Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.13

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

10.15

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

10.17

Asset Purchase Agreement, dated as of December 12, 2016, by and among Spartan Motors USA, Inc., Smeal Fire Apparatus Co., Smeal Properties, Inc., Ladder Tower Co., U.S. Tanker Co., and Rodney Cerny, as Representative. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2017, and incorporated herein by reference.

10.18	Spartan Motors Inc. Management Severance Plan dated as of July 26, 2017. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, and incorporated herein by reference.*

10.19	Employment Letter Agreement dated June 4, 2018 between Spartan Motors, Inc. and Matthew W. Long. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 (Commission File No. 001-33582) and incorporated herein by reference.*

10.20	Consultant Agreement dated July 1, 2018 between Spartan Motors, Inc. and Thomas T. Kivell. Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2018 (Commission File No. 001-33582) and incorporated herein by reference.*

21	Subsidiaries of Registrant.

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

24	Limited Powers of Attorney.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer, Secretary and Treasurer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

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

SPARTAN MOTORS, INC.

March 5, 2019	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2019	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 5, 2019	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

March 5, 2019	By	*
James A. Sharman, Director

March 5, 2019	By	*
Thomas R. Clevinger, Director

March 5, 2019	By	*
Richard F. Dauch, Director

March 5, 2019	By	*
Ronald E. Harbour, Director

March 5, 2019	By	*
Jeri L. Isbell, Director

March 5, 2019	By	*
Paul A. Mascarenas, Director

March 5, 2019	By	*
Dominic Romeo, Director

March 5, 2019	By
Andrew M. Rooke, Director

March 5, 2019	By	* /s/ Frederick J. Sohm
Frederick J. Sohm Attorney-in-Fact

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2018:

Allowance for doubtful accounts	$139	$32	$-	$(38)	$133

Year ended December 31, 2017:

Allowance for doubtful accounts	$487	$109	$-	$(457)	$139

Year ended December 31, 2016:

Allowance for doubtful accounts	$130	$368	$-	$(11)	$487