Form 10-Q
period 2019-03-31
SPARTAN MOTORS INC
filed 2019-05-02
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2019.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ___________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2019
Common stock, $.01 par value	35,350,834 shares

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

●	Changes in relationships with major customers and suppliers could significantly affect our revenues and profits.

●	Increased costs, including costs of raw materials, component parts, and labor costs, potentially impacted by changes in labor rates and practices and/or new or increased tariffs or similar restrictions, could reduce our operating income.

●	Constrained government budgets may have a negative effect on our business and its operations.

●	The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

●	When we introduce new products, we may incur expenses that we did not anticipate, such as start-up and recall expenses, resulting in reduced earnings.

●	Amendments of the laws and regulations governing our businesses, or the promulgation of new laws and regulations, could have a material impact on our operations.

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

This list provides examples of factors that could affect the results described by forward-looking statements contained in this Report. However, this list is not intended to be all-inclusive. The risk factors disclosed in Item 1A “Risk Factors” of Part II of this Quarterly Report on Form 10-Q and in Part I – Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, include all known risks our management believes could materially affect the results described by forward-looking statements contained in this Report. However, those risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider immaterial to our operations. In addition, new risks may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. We believe that the forward-looking statements contained in this Report are reasonable. However, given these risks and uncertainties, we cannot provide you with any guarantee that the anticipated results will be achieved. All forward-looking statements in this Report are expressly qualified in their entirety by the cautionary statements contained in this Section and you are cautioned not to place undue reliance on the forward-looking statements contained in this Report as a prediction of actual results. We disclaim any obligation to update or revise information contained in any forward-looking statement to reflect developments or information obtained after the date this Report is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	March 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$21,368	$27,439
Accounts receivable, less allowance of $308 and $133	104,399	106,801
Contract assets	44,055	36,027
Inventories	84,457	69,992
Other current assets	5,437	5,070
Total current assets	259,716	245,329

Property, plant and equipment, net	56,175	56,567
Right of use assets-operating leases	12,930	-
Goodwill	33,823	33,823
Intangible assets, net	8,407	8,611
Other assets	3,303	2,313
Net deferred tax asset	7,705	7,141
TOTAL ASSETS	$382,059	$353,784

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$87,803	$76,399
Accrued warranty	16,482	16,090
Accrued compensation and related taxes	9,253	10,520
Deposits from customers	19,150	22,632
Operating lease liability	2,547	-
Other current liabilities and accrued expenses	18,326	12,396
Current portion of long-term debt	19	60
Total current liabilities	153,580	138,097

Other non-current liabilities	5,269	4,058
Long-term operating lease liability	10,517	-
Long-term debt, less current portion	26,042	25,547
Total liabilities	195,408	167,702
Commitments and contingencies
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,350 and 35,321 outstanding	353	353
Additional paid in capital	82,517	82,816
Retained earnings	104,299	103,571
Total Spartan Motors, Inc. shareholders’ equity	187,169	186,740
Non-controlling interest	(518)	(658)
Total shareholders’ equity	186,651	186,082
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$382,059	$353,784

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2019	2018

Sales	$233,963	$173,038
Cost of products sold	209,387	150,880
Restructuring charges	49	-
Gross profit	24,527	22,158

Operating expenses:
Research and development	2,374	1,389
Selling, general and administrative	20,501	17,873
Restructuring charges	63	20
Total operating expenses	22,938	19,282

Operating income	1,589	2,876

Other income (expense):
Interest expense	(374)	(323)
Interest and other income	335	1,593
Total other income (expense)	(39)	1,270

Income before taxes	1,550	4,146

Taxes (benefit)	13	(48)

Net income	1,537	4,194

Less: net income attributable to non-controlling interest	140	-

Net income attributable to Spartan Motors Inc.	$1,397	$4,194

Basic net earnings per share	$0.04	$0.12

Diluted net earnings per share	$0.04	$0.12

Basic weighted average common shares outstanding	35,265	35,094
Diluted weighted average common shares outstanding	35,265	35,094

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$1,537	$4,194
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,525	2,452
Accruals for warranty	2,789	1,673
Deferred income taxes	(564)	3
Stock based compensation related to stock awards	860	819
(Increase) decrease in operating assets:
Accounts receivable	2,403	(241)
Contract assets	(8,029)	(3,068)
Inventories	(14,464)	(3,920)
Other assets	(436)	(422)
Increase (decrease) in operating liabilities:
Accounts payable	11,480	9,335
Cash paid for warranty repairs	(2,397)	(2,583)
Accrued compensation and related taxes	(1,266)	(4,256)
Deposits from customers	(3,482)	(5,073)
Other current liabilities and accrued expenses	5,547	1,805
Other long term liabilities	636	(86)
Taxes on income	458	(200)
Total adjustments	(3,940)	(3,762)
Net cash (used in) provided by operating activities	(2,403)	432

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,934)	(2,037)
Net cash used in investing activities	(1,934)	(2,037)

Cash flows from financing activities:
Payments on long-term debt	(19)	(18)
Purchase and retirement of common stock	(793)	-
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(922)	(2,493)
Net cash used in financing activities	(1,734)	(2,511)

Net decrease in cash and cash equivalents	(6,071)	(4,116)
Cash and cash equivalents at beginning of period	27,439	33,523
Cash and cash equivalents at end of period	$21,368	$29,407

 See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082

Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(922)	-	-	(922)

Issuance of restricted stock, net of cancellation	121	1	(1)	-	-	-

Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)

Stock based compensation expense related to restricted stock	-	-	860	-	-	860

Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)

Net income	-	-	-	1,397	140	1,537

Balance at March 31, 2019	35,350	$353	$82,517	$104,299	$(518)	$186,651

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269

Issuance of common stock and the tax impact of stock incentive plan transactions	3	-	(2,493)	-	-	(2,493)

Issuance of restricted stock, net of cancellation	191	2	(2)	-	-	-

Stock based compensation expense related to restricted stock	-	-	819	-	-	819

Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668

Net income	-	-	-	4,194	-	4,194

Balance at March 31, 2018	35,291	$353	$78,045	$96,717	$(658)	$174,457

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 - GENERAL AND SUMMARY OF ACCOUNTING POLICIES

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”, “we”, “our” or “us”) consolidated financial statements for the year ended December 31, 2018, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2019. Refer to the Adoption of Lease Accounting Policy section below for the adoption of a new lease accounting standard in the first quarter of 2019.

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

On December 17, 2018, the Company acquired all of the assets and assumed certain liabilities of Strobes-R-Us, Inc. (“SRUS” or "Strobes"), a premier provider of up-fit services for government and non-government vehicles through its majority owned subsidiary, Spartan Upfit Services, Inc.  The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market.  As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida.  Spartan Upfit Services, Inc. and the related noncontrolling interest will be reported as part of the Fleet Vehicles and Services segment.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri, Pompano Beach, Florida, Ladson, South Carolina and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Brandon, South Dakota, Snyder and Neligh, Nebraska, and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names. Spartan USA was also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. The Company is continuing to work on this dissolution plan and no dissolution terms have been determined as of the date of this Form 10-Q.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2019, the results of operations and cash flows for the three-month period ended March 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at March 31, 2019 and December 31, 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach. See the “Adoption of Lease Accounting Policy” section below and Note 6 - Leases for a description of the impact of the adoption of the provisions of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Adoption of Lease Accounting Policy

We applied ASU 2016-02 and all related amendments ("ASC 842") using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under prior leasing guidance. In addition, we elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and; (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. As a result, in the first quarter of 2019 we recorded ROU assets of $13,582 for operating leases and $675 for financing leases. We also recorded operating lease liabilities of $13,716 and finance lease liabilities of $696. The decrease to retained earnings was $113, net of the tax effect of $42, reflecting the cumulative impact of the accounting change. The standard did not have a material effect on consolidated net income or cash flows.

We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets – operating leases, Operating lease liability, and Long-term operating lease liability on our Condensed Consolidated Balance Sheets. Finance leases are included in Other assets, Other current liabilities and accrued expenses and Other non-current liabilities on our Condensed Consolidated Balance Sheets.

ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of our leases do not provide an implicit rate, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. We include options to extend or terminate the lease in our lease term when it is reasonably certain that we will exercise that option. Lease expense for lease payments on operating leases is recognized on a straight-line basis over the lease term.

We do not record a ROU asset or lease liability for leases with an expected term of 12 months or less. Expenses for these leases are recognized on a straight-line basis over the lease term.

We have lease agreements with lease and non-lease components, which are accounted for separately for leases related to real property. For leases related to personal property we account for lease and non-lease components associated with a lease as a single lease component.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Revenue Recognition Accounting Policy

Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Customer deposits on the Condensed Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our condensed consolidated financial statements.

We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our condensed consolidated financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 7 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

Revenue on certain emergency response chassis and apparatuses that are sold from stock or utilized as demonstration units is recognized at the point in time that the contract is received. Revenue related to modifications made to trucks sold from stock or that were utilized as demonstration units is recognized over time as the modifications are completed. Payment is received an average of 60 days following the recognition of revenue for stock or demonstration units.

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

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31,	December 31,
	2019	2018
Finished goods	$16,837	$14,696
Work in process	10,402	5,926
Raw materials and purchased components	60,645	52,474
Reserve for slow-moving inventory	(3,427)	(3,104)
Total inventory	$84,457	$69,992

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $9,475 and $8,807 at March 31, 2019 and December 31, 2018. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Condensed Consolidated Statements of Operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 3 - DEBT

Long-term debt consists of the following:

	March 31, 2019	December 31, 2018
Line of credit revolver (1)	$25,460	$25,460
Capital lease obligation	-	147
Finance lease obligation (See Note 1 - General and Summary of Accounting Policies and Note 6 - Leases)	601	-
Total debt	26,061	25,607
Less current portion of long-term debt	(19)	(60)
Total long-term debt	$26,042	$25,547

(1)

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150,000 from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time.  The applicable borrowing rate including margin was 3.75% (or one-month LIBOR plus 1.25%) at March 31, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

On December 1, 2017, we entered into a First Amendment to the Second Amended and Restated Credit Agreement (the "First Credit Agreement") by and among us and certain of our subsidiaries, as borrowers, Wells Fargo, National Association, as agent, and the lenders party thereto consisting of Wells Fargo, National Association, JPMorgan Chase Bank, N.A. and PNC Bank National Association. Under the First Credit Agreement, we were able to borrow up to $100,000 under a three-year unsecured revolving credit facility. The First Credit Agreement was paid off and terminated when the “Credit Agreement” described above was entered into on August 8, 2018. This line carried an interest rate of the higher of either (i) the highest of prime rate, the federal funds effective rate plus 0.5%, or the one month adjusted LIBOR plus 1.00%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $75,600 and $86,410 at March 31, 2019 and December 31, 2018, respectively. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At March 31, 2019 and December 31, 2018, we were in compliance with all covenants in our credit agreement.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4 – REVENUE

Contract assets and liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

Contract assets
Opening balance (January 1, 2019)	$36,027
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(21,106)
Contract assets recognized, net of reclassification to receivables	29,134
Net change	8,028
Ending balance (March 31, 2019)	$44,055

Contract liabilities
Opening balance (January 1, 2019)	$22,632
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(7,565)
Cash received in advance and not recognized as revenue	4,083
Net change	(3,482)
Ending balance (March 31, 2019)	$19,150

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 Months and beyond(1)	Total
Revenue expected to be recognized as of March 31, 2019:
Fleet Vehicles and Services	$188,528	$-	$188,528
Emergency Response Vehicles	209,078	6,415	215,493
Specialty Chassis and Vehicles	29,174	32	29,206
Total	$426,780	$6,447	$433,227

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $229 and $37 for one to 12 months and $605 and $32 for 13 months and beyond, respectively.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three months ended March 31, 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended March 31, 2019
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$117,818	$54,747	$51,663	$224,228	$(2,128)	$222,100
Other	4,831	7,010	22	11,863	-	11,863
Total sales	$122,649	$61,757	$51,685	$236,091	$(2,128)	$233,963

Timing of revenue recognition
Products transferred at a point in time	$9,336	$5,042	$42,546	$56,924	$(2,128)	$54,796
Products and services transferred over time	113,313	56,715	9,139	179,167	-	179,167
Total sales	$122,649	$61,757	$51,685	$236,091	$(2,128)	$233,963

	Three Months Ended March 31, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$58,521	$58,548	$48,147	$165,216	$(1,601)	$163,615
Other	1,170	8,164	89	9,423	-	9,423
Total sales	$59,691	$66,712	$48,236	$174,639	$(1,601)	$173,038

Timing of revenue recognition
Products transferred at a point in time	$5,182	$6,376	$41,268	$52,826	$-	$52,826
Products and services transferred over time	54,509	60,336	6,968	121,813	(1,601)	120,212
Total sales	$59,691	$66,712	$48,236	$174,639	$(1,601)	$173,038

NOTE 5 – RESTRUCTURING CHARGES

During the three months ended March 31, 2019, we incurred restructuring charges related to a company-wide initiative to streamline operations.

During the three months ended March 31, 2018, we incurred restructuring charges related to a company-wide initiative to streamline operations and consolidate our Delavan, Wisconsin production into our Brandon, South Dakota operations.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restructuring charges included in our Consolidated Statements of Operations for the three months ended March 31, 2019 and 2018, broken down by segment, are as follows:

	Three Months Ended March 31, 2019
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$-	$7	$-	$7
Production relocation	-	42	-	-	42
Selling, general and administrative
Accrual for severance	-	-	21	-	21
Production relocation	-	42	-	-	42
Total Selling, general and administrative	-	42	21	-	63

Total restructuring	$-	$84	$28	$-	$112

	Three Months Ended March 31, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Other	Total
Cost of products sold
Accrual for severance	$-	$-	$-	$-	$-
Selling, general and administrative
Accrual for severance	-	17	3	-	20
Total restructuring	$-	$17	$3	$-	$20

The following table provides a summary of the compensation related charges incurred during the three months ended March 31, 2019 as part of our restructuring initiatives, along with the related outstanding balances to be paid in relation to those expenses, which is reflected within Accrued compensation and related taxes on our Condensed Consolidated Balance Sheets.

Severance
Balance, January 1, 2019	$291
Accrual for severance	28
Payments and adjustments made in period	(161)
Balance, March 31, 2019	$158

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 4 years. Our leases do not contain residual value guarantees. As of March 31, 2019, assets recorded under finance leases were immaterial (See Note 3 - Debt).

Operating lease expenses are classified as cost of products sold and operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

Three months ended March 31, 2019

Operating leases	$841
Short term leases(1)	24
Total lease expense	$865

(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

Three months ended March 31, 2019
Weighted average remaining lease term of operating leases	6.3 years
Weighted average discount rate of operating leases	4.8%

Supplemental cash flow information related to leases was as follows:

Three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow from operating leases	$841

Right of use assets obtained in exchange for lease obligations:

Operating leases	$-

Finance leases	$-

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Maturities of operating lease liabilities as of March 31, 2019 are as follows:

Years ending December 31:
2019 (1)	$2,390
2020	2,761
2021	2,193
2022	1,849
2023	1,863
Thereafter	4,149
Total lease payments	15,205
Less: imputed interest	2,141
Total lease liabilities	$13,064

(1)	Excluding the three months ended March 31, 2019.

The aggregate amount of future minimum annual rental payments applicable to noncancelable leases as of December 31, 2018 were as follows:

Future Minimum Lease Payments
Year ending December 31:
2019	$3,291
2020	2,831
2021	2,193
2022	1,849
2023	1,863
Thereafter	4,149
Total	$16,176

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At March 31, 2019 and December 31, 2018, we had outstanding letters of credit totaling $895 and $913 related to certain emergency response vehicle contracts and our workers compensation insurance.

At March 31, 2019, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability during the three months ended March 31, 2019 and 2018 were as follows:

	2019	2018
Balance of accrued warranty at January 1	$16,090	$18,268
Warranties issued during the period	2,503	1,516
Cash settlements made during the period	(2,397)	(2,583)
Changes in liability for pre-existing warranties during the period, including expirations	286	157
Balance of accrued warranty at March 31	$16,482	$17,358

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 8 – TAXES ON INCOME

Our effective income tax rate was 0.8% for the three months ended March 31, 2019, compared to a net benefit of (1.1)% for the three months ended March 31, 2018. Our effective tax rate in 2019 was primarily impacted by the recording of a discrete tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $296. Our effective tax rate for the first quarter ended March 31, 2018 was impacted by a discrete benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes that reduced our tax expense by $1,355, partially offset by $249 of increases for other discrete items.

NOTE 9 – INTEREST AND OTHER INCOME

Interest and other income is as shown below:

	Three Months Ended March 31,
	2019	2018
Net working capital settlement from acquisition of Smeal (1)	$-	$1,500
Other miscellaneous	335	93
Total interest and other income	$335	$1,593

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. For the periods covered by this Form 10-Q, these adjustments include: restructuring charges; accruals and adjustments to prior accruals for product recalls; various items related to business acquisition and litigation activities; and the impact of temporary production disruptions due to severe weather-related flooding surrounding the Company's -facilities. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also used as a performance metric for certain of our compensation programs, as discussed in our proxy statement for our 2019 annual meeting of shareholders, which proxy statement was filed with the SEC on April 19, 2019.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location along with our operations at our up-fit centers in Kansas City, Missouri; Ladson, South Carolina, Pompano Beach, Florida and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

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

Three Months Ended March 31, 2019

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated
Fleet vehicle sales	$96,319	$-	$2,128	$(2,128)	$96,319
Emergency response vehicle sales	-	58,568	-	-	58,568
Motor home chassis sales	-	-	40,286	-	40,286
Other specialty vehicle sales	-	-	6,858	-	6,858
Aftermarket parts and accessories sales	26,330	3,189	2,413	-	31,932

Total sales	$122,649	$61,757	$51,685	$(2,128)	$233,963

Depreciation and amortization expense	$598	$707	$353	$867	$2,525
Adjusted EBITDA	6,975	(2,292)	4,964	(5,015)	4,632
Segment assets	129,726	127,584	41,845	82,904	382,059
Capital expenditures	146	54	232	1,502	1,934

Three Months Ended March 31, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$49,825	$-	$1,601	$(1,601)	$49,825
Emergency response vehicle sales	-	64,107	-	-	64,107
Motor home chassis sales	-	-	39,567	-	39,567
Other specialty vehicle sales	-	-	5,367	-	5,367
Aftermarket parts and accessories sales	9,866	2,605	1,701	-	14,172

Total sales	$59,691	$66,712	$48,236	$(1,601)	$173,038

Depreciation and amortization expense	$607	$624	$366	$855	$2,452
Adjusted EBITDA	4,590	1,242	3,121	(3,350)	5,603
Segment assets	79,584	112,142	29,323	87,151	308,200
Capital expenditures	804	125	56	1,052	2,037

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

	Three Months Ended March 31,
	2019	2018
Total segment adjusted EBITDA	$9,647	$8,953
Add (subtract):
Interest expense	(374)	(323)
Depreciation and amortization expense	(2,525)	(2,452)
Restructuring expense	(112)	(20)
Acquisition expense	(45)	(162)
Litigation settlement	(43)	-
Nebraska flooding expenses	(123)	-
Net income attributable to non-controlling interest	140	-
Impact of acquisition adjustments for net working capital	-	1,500
Unallocated corporate expenses	(5,015)	(3,350)
Consolidated income before taxes	$1,550	$4,146

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment up-fit services in our Fleet Vehicles and Services segment and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

Executive Overview

●	Revenue of $234.0 million in the first quarter of 2019, an increase of 35.2% compared to $173.0 million in the first quarter of 2018.
●	Gross profit of $24.5 million in the first quarter of 2019, an increase of 10.7% compared to $22.2 million in the first quarter of 2018.
●	Gross Margin of 10.5% in the first quarter of 2019, compared to 12.8% in the first quarter of 2018.
●	Operating expense of $22.9 million, or 9.8% of sales in the first quarter of 2019, compared to $19.3 million or 11.1% of sales in the first quarter of 2018.
●	Operating income of $1.6 million in the first quarter of 2019, compared to $2.9 million in the first quarter of 2018.
●	Net income of $1.4 million in the first quarter of 2019, compared to $4.2 million in the first quarter of 2018.
●	Earnings per share of $0.04 in the first quarter of 2019, compared to $0.12 in the first quarter of 2018.
●	Order backlog of $432.3 million at March 31, 2019, a decrease of $122.3 million or 22.1% from our backlog of $554.6 million at March 31, 2018.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments, and strengths include:

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

●

Innovative product offerings such as the purpose-built up-fit featuring vehicle flooring with integrated mounting for the Ford Transit 130" wheelbase cargo van, which is built to withstand tough conditions, endure extra payload, and offer a quiet ride. The product boasts multiple storage and shelving options, as well as LED lights, a maximum-view partition, and a double-clamp ladder rack.

●

Our alliance with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides Spartan with exclusive access to Motiv’s EPICTM all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans.  This alliance demonstrates Spartan’s ability to innovate and advance the markets we serve, and places us ahead of the curve in the electric vehicle (EV) fleet market.

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

●

The introduction of the K3 605 chassis. The K3 605 is equipped with Spartan Connected Coach, a technology bundle featuring the new digital dash display and keyless push-button start. It also features Spartan's Advanced Protection System, a collection of safety systems that includes collision mitigation with adaptive cruise control; electronic stability control; automatic traction control; Spartan Safe Haul; and factory chassis-integrated air supply for tow vehicle braking systems.

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

●

Spartan will introduce the all new purpose-built 93' Mid-Mount Platform designed for operation in tight spaces, and an evolution to the Intelligent Pump Solution pumper, the IPS-NXT, which allows for traditional pumper volume in a more maneuverable platform.

●	The strength of our balance sheet, which includes robust working capital, low debt and access to credit through our revolving line of credit.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2019.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2019	2018
Sales	100.0	100.0
Cost of products sold	89.5	87.2
Restructuring charge	0.0	0.0
Gross profit	10.5	12.8
Operating expenses:
Research and development	1.0	0.8
Selling, general and administrative	8.8	10.3
Restructuring charge	0.0	0.0
Operating income	0.7	1.7
Other income (expense), net	0.0	0.7
Income before taxes	0.7	2.4
Taxes	0.0	(0.0)
Net income attributable to non-controlling interest	(0.1)	-
Net income	0.6	2.4

We adopted Accounting Standards Update 2016-02, Leases (“ASU 2016-02” or “ASC 842”) on January 1, 2019. Our adoption of ASC 842 resulted in changes to our lease policy whereby we now recognize a right of use asset and lease liability for operating and finance leases, among certain other changes. Please see Note 1, General and Summary of Accounting Policies, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further information regarding our adoption of ASC 842.

Quarter Ended March 31, 2019 Compared to the Quarter Ended March 31, 2018

Sales

For the quarter ended March 31, 2019, we reported consolidated sales of $234.0 million, compared to $173.0 million for the first quarter of 2018 an increase of $61.0 million or 35.2%. This increase reflects sales volume increases of $63.0 million in our Fleet Vehicles and Services segment and $2.8 million in our Specialty Vehicles and Chassis segment. Pricing increases of $1.3 million and $0.7 million are reflected in the Specialty Vehicles and Chassis segment and the Emergency Response Vehicles segment, respectively. These increases were partially offset by a $5.7 million volume decrease in our Emergency Response Vehicles segment, a $0.6 million decrease due to sales mix and a decrease in intersegment eliminations of $0.5 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $209.4 million in the first quarter of 2019, compared to $150.9 million in the first quarter of 2018, an increase of $58.5 million or 38.8%. Cost of products sold increased by $54.7 million due to the higher sales volumes in the first quarter of 2019. Product mix in 2019 added an additional $6.0 million to cost of products sold, while higher warranty expense added $1.1 million and $2.3 million was added in tariff-driven commodity and component cost increases in the first quarter of 2019. These were partially offset by a decrease of $4.8 million due to productivity improvements and cost reductions driven by the higher sales volume. As a percentage of sales, cost of products sold increased to 89.5% in the first quarter of 2019, compared to 87.2% in the first quarter of 2018. The higher volume, product mix and tariff-driven commodity and component costs experienced in 2019 resulted in decreases of 220, 20 and 10 basis points, respectively. These decreases were partially offset by a 20 basis point increase due to productivity improvements and cost reductions in 2019.

Gross Profit

Gross profit was $24.5 million for the first quarter of 2019, compared to $22.2 million for the first quarter of 2018, an increase of $2.3 million, or 10.7%. Higher sales volume contributed $4.8 million to the increase in gross profit and pricing increases added an additional $2.0 million in 2019. Productivity improvements and cost reductions added $4.4 million to gross profit in 2019. These increases were partially offset by a $6.6 million product mix impact and a $2.3 million tariff-driven commodity and component cost increase in 2019. Gross margin decreased to 10.5% from 12.8% over the same period, with decreases of 220 basis points due to higher volume and 20 basis points due to product mix experienced in the first quarter of 2019. These decreases were partially offset by increases of 10 basis points due to productivity improvements and cost reductions in the first quarter of 2019.

Operating Expenses

Operating expense was $22.9 million for the first quarter of 2019, compared to $19.3 million for the first quarter of 2018, an increase of $3.6 million or 18.8%. Research and development expense in the first quarter of 2019 was $2.4 million, compared to $1.4 million in the first quarter of 2018, an increase of $1.0 million, or 70.9%, due to higher spending on new product development projects in 2019. Selling, general and administrative expense was $20.5 million in the first quarter of 2019, compared to $17.9 million for the first quarter of 2018, an increase of $2.6 million or 14.7%. Higher selling costs of $0.4 million was driven by increased marketing costs to support the sales function. Increased spending related to the Strobes location in Florida and the Ephrata truck body location in Pennsylvania amounted to $1.0 million. Professional fees also increased by $1.0 million for outsourced services.

Other income/ (expense)

Interest expense was $0.4 million for the first quarter of 2019, comparable with the $0.3 million of expense for the first quarter of 2018. Interest and other income was $0.3 million in the first quarter of 2019, compared to the $1.6 million of income for the first quarter of 2018 which included the net working capital adjustment of $1.5 million related to the Smeal acquisition.

Taxes

Our effective income tax rate was 0.8% for the three months ended March 31, 2019, compared to (1.1)% for the three months ended March 31, 2018. Our effective tax rate in 2019 was primarily impacted by the recording of a discrete tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $296. Our effective tax rate for the first quarter ended March 31, 2018 was impacted by a discrete benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes that reduced our tax expense by $1,355, partially offset by $249 of increases for other discrete items.

Net Income

We recorded net income of $1.4 million or $0.04 per share for the first quarter of 2019, compared to net income of $4.2 million, or $0.12 per share, for the first quarter of 2018. Driving the decrease in net income for the three months ended March 31, 2019 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA in the first quarter of 2019 was $4.6 million, compared to $5.6 million for the first quarter of 2018, a decrease of $1.0 million or 17.3%.

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2019 compared to the same period of 2018 (in millions):

Adjusted EBITDA three months ended March 31, 2018	$5.6
Tariff driven commodity and component cost increases	(2.3)
Sales mix	(4.0)
Higher sales volume in 2019	2.2
Price increase realized in 2019	2.0
Productivity improvements and cost reductions	4.6
Increase in new product development expense	(1.0)
Increased marketing costs related to Strobes and Ephrata Truck Body	(0.4)
Administrative infrastructure costs for Strobes and Ephrata Truck Body	(1.1)
Increase in professional fees	(1.0)
Adjusted EBITDA three months ended March 31, 2019	$4.6

Adjusted net income

Our consolidated adjusted net income in the first quarter of 2019 was $1.5 million, compared to $3.3 million for the first quarter of 2018, a decrease of $1.8 million or 54.5%. This decrease was due to the factors impacting adjusted EBITDA described above, in addition to a $0.6 million increase in adjusted income tax expense in 2019.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	March 31, 2019	March 31, 2018
Fleet Vehicles and Services	$188,528	$335,325
Emergency Response Vehicles	214,659	189,627
Specialty Chassis and Vehicles	29,137	29,663
Total consolidated	$432,324	$554,615

Our Fleet Vehicles and Services backlog decreased by $146.8 million, or 43.8%, driven by the partial build-out of the $214.3 million contract received in September 2017 to supply delivery vehicles, which will be fulfilled through 2019. Our Emergency Response Vehicles backlog increased by $25.0 million, or 13.2%, primarily due to increased orders received in 2019. Our Specialty Chassis and Vehicles segment backlog decreased by $0.5 million, or 1.8%, due to a reduced backlog related to parts. We anticipate filling our current backlog orders for our Fleet Vehicles and Services segment over the next 10 months, for our Emergency Response Vehicles segment over the next 12 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted net income, which are both non-GAAP financial measures. These non-GAAP financial measures are calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this Form 10-Q, such items include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, various items related to business acquisition and litigation activities, and the impact of severe natural phenomena in areas surrounding our production facilities.

We present the non-GAAP financial measures adjusted EBITDA and adjusted net income because we consider them to be important supplemental measures of our performance. The presentation of adjusted EBITDA enables investors to better understand our operations by removing items that we believe are not representative of our continuing operations and may distort our longer term operating trends. The presentation of adjusted net income enables investors to better understand our operations by removing the impact of tax adjustments, including the impact that our deferred tax asset valuation allowance adjustment has had on our tax expense and net income in 2019, and other items that we believe are not indicative of our longer term operating trends. We believe these measures to be useful to improve the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not indicative of our continuing operating performance. We believe that presenting these non-GAAP financial measures is useful to investors because it permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance. We believe that the presentation of these non-GAAP financial measures, when considered together with the corresponding GAAP financial measures and the reconciliations to those measures, provides investors with additional understanding of the factors and trends affecting our business than could be obtained in the absence of these disclosures.

Our management uses adjusted EBITDA to evaluate the performance of and allocate resources to our segments. In addition, non-GAAP measures are used by management to review and analyze our operating performance and, along with other data, as internal measures for setting annual budgets and forecasts, assessing financial performance, and comparing our financial performance with our peers. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining certain incentive compensation for our management team.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended March 31,
	2019	2018
Net income attributable to Spartan Motors, Inc.	$1,397	$4,194
Add (subtract):
Restructuring charges	112	20
Acquisition related expenses	45	162
Litigation expense (settlement)	43	-
Nebraska flooding expense	123	-
Impact of acquisition adjustments for net working capital	-	(1,500)
Deferred tax asset valuation allowance adjustment	(99)	74
Tax effect of adjustments	(78)	315
Adjusted net income attributable to Spartan Motors, Inc.	$1,543	$3,265

Net income attributable to Spartan Motors, Inc.	$1,397	$4,194
Add (subtract):
Interest expense	374	323
Depreciation and amortization	2,525	2,452
Taxes on income	13	(48)
Restructuring charges	112	20
Acquisition related expenses	45	162
Litigation expense (settlement)	43	-
Nebraska flooding expenses	123	-
Impact of acquisition adjustments for net working capital	-	(1,500)
Adjusted EBITDA	$4,632	$5,603

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA.  Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period.  For the periods covered by this Form 10-Q, these adjustments include: restructuring charges; accruals and adjustments to prior accruals for product recalls; various items related to business acquisition and litigation activities; and the impact of temporary production disruptions due to severe weather-related flooding surrounding the Company’s facilities.  We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance.  Adjusted EBITDA is also used as one performance metric for certain of our compensation programs, as discussed in our proxy statement for our 2019 annual meeting of shareholders, which proxy statement was filed with the SEC on April 19, 2019.

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

	Three Months Ended March 31,
	2019	2018
Total segment adjusted EBITDA	$9,647	$8,953
Add (subtract):
Interest expense	(374)	(323)
Depreciation and amortization expense	(2,525)	(2,452)
Restructuring expense	(112)	(20)
Acquisition expense	(45)	(162)
Litigation (expenses) settlement	(43)	-
Nebraska flooding expenses	(123)	-
Net income attributable to non-controlling interest	140	-
Impact of acquisition adjustments for net working capital	-	1,500
Unallocated corporate expenses	(5,015)	(3,350)
Consolidated income before taxes	$1,550	$4,146

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%

Sales	$122,649	100.0%	$59,691	100.0%

Adjusted EBITDA	6,975	5.7%	4,590	7.7%

Segment assets	117,934		79,584

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

Sales in our Fleet Vehicles and Services segment were $122.6 million for the first quarter of 2019, compared to $59.7 million for the first quarter of 2018, an increase of $62.9 million or 105.4%, driven by higher sales volumes in vehicle sales of $52.5 million and $10.4 million in parts sales due to higher volumes primarily from our up-fit business. Our Fleet Vehicles and Services segment had no changes in pricing of products sold that had a significant impact on our financial statements when comparing the first quarter of 2019 to the first quarter of 2018.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the first quarter of 2019 was $7.0 million compared to $4.6 million in the first quarter of 2018, an increase of $2.4 million or 52.0%. Higher sales volume accounted for a $4.4 million increase while productivity improvements and cost reductions generated $4.5 million. These increases were partially offset by $1.0 million in tariff-driven commodity and component cost increases in the first quarter of 2019, while $3.8 million of the decrease was due to the product mix and $1.7 million was due to increased marketing, administrative and research and development costs.

Emergency Response Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%

Sales	$61,757	100.0%	$66,712	100.0%

Adjusted EBITDA	(2,292)	(3.7)%	1,242	1.9%

Segment assets	139,729		112,142

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

Sales in our Emergency Response Vehicles segment were $61.8 million in the first quarter of 2019, compared to $66.7 million in the same period of 2018, a decrease of $4.9 million or 7.4%. Lower sales volume resulted in a decrease of $5.7 million in 2019 revenue. This decrease was partially offset by a $0.8 million increase due to pricing changes realized in 2019.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(2.3) million in the first quarter of 2019, compared to $1.2 million in the first quarter of 2018, a decrease of $3.5 million or 291.7%. This change was due to a decrease of $2.7 million from product mix, $0.4 million from the lower production volume, $0.4 million due to tariff-driven increases in commodity prices, and a $0.8 million increase in additional costs including higher warranty costs in 2019, which were partially offset by a $0.8 million increase due to pricing adjustments realized in 2019.

Specialty Chassis and Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2019		2018
	Amount	%	Amount	%

Sales	$51,685	100.0%	$48,236	100.0%

Adjusted EBITDA	4,964	9.6%	3,121	6.5%

Segment assets	41,845		29,323

Comparison of the Three-Month Periods Ended March 31, 2019 and 2018

Sales in our Specialty Chassis and Vehicles segment were $51.7 million in the first quarter of 2019, compared to $48.2 million in 2018, an increase of $3.5 million or 7.2%. This increase was driven by increases of $2.0 million in other specialty chassis and vehicles due to higher sales volumes and $0.7 million in sales of aftermarket parts and accessories. Pricing adjustments realized in the first quarter of 2019 added $1.1 million to sales of motor home chassis and $0.2 million to other specialty chassis and vehicles. These increases were partially offset by a decrease of $0.6 million due to product mix.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the first quarter of 2019 was $5.0 million, compared to $3.1 million in the same period of 2018, an increase of $1.9 million, or 59.1%. Higher pricing in 2019 drove a $1.3 million increase, while higher sales volume in 2019 resulted in a $0.8 million increase and productivity improvements and cost reductions in 2019 resulted in a $0.9 million increase. These increases were partially offset by decreases of $1.0 million due to tariff-driven increases in commodity and component costs and $0.1 million due to the product mix experienced in 2019.

Financial Condition

Balance Sheet at March 31, 2019 compared to December 31, 2018

For line items impacted by our adoption of the new leasing standard on January 1, 2019, please see “Note 1 – General and Summary of Accounting Policies” in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this Form 10-Q for further information regarding the impact of this new accounting standard.

Cash decreased by $6.0 million, or 21.9%, to $21.4 million at March 31, 2019 from $27.4 million at December 31, 2018. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first three months of 2019.

Accounts receivable decreased by $2.4 million, or 2.2%, to $104.4 million at March 31, 2019, compared to $106.8 million at December 31, 2018 due to a $2.8 million payment received on aged invoices.

Inventory increased by $14.5 million, or 20.7%, to $84.5 million at March 31, 2019 compared to $70.0 million at December 31, 2018 mainly due to an increase in raw materials and work in process inventory as a result of the ramp up in production following our traditional year-end shut down in December.

Contract assets increased to $8.1 million or 22.5%, to $44.1 million at March 31, 2019 compared to $36.0 million at December 31, 2018 due to the ramp up in production following our traditional year-end shut down in December.

Accounts payable increased by $11.4 million or 14.9% to $87.8 million at March 31, 2019 compared to $76.4 million at December 31, 2018 due to the timing of payments and the ramp-up in other production following our traditional year-end shut down in December.

Accrued compensation and related taxes decreased by $1.2 million or 11.4% to $9.3 million at March 31, 2019 compared to $10.5 million at December 31, 2018 due to the payout of accrued 2018 incentive compensation in the first quarter of 2019.

Deposits from customers decreased by $3.4 million or 15.0% to $19.2 million at March 31, 2019 compared to $22.6 million at December 31, 2018 as a result of more deposits applied to invoices than received from customers.

Other current liabilities and accrued expenses increased by $5.9 million or 47.8%, to $18.3 million at March 31, 2019 from $12.4 million at December 31, 2018, due primarily to increases of $2.5 million for additional healthcare costs and $1.8 million for increased payroll deductions primarily due to withholdings on stock vesting along with fluctuations due to timing.

Other non-current liabilities and accrued expenses increased by $1.2 million or 29.8%, to $5.3 million at March 31, 2019 from $4.1 million at December 31, 2018, due to fluctuations from timing.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $6.0 million to $21.4 million at March 31, 2019, compared to $27.4 million at December 31, 2018. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We utilized $2.4 million of cash from operating activities during the three months ended March 31, 2019, a decrease of $2.8 million from $0.4 million of cash generated from operations for the three months ended March 31, 2018.  Cash flow from operating activities decreased from 2018 due to an $11.3 million increase in cash utilized in the fulfillment of customer orders (including changes in accounts receivable, inventory, contract assets, and customer deposits) and a $2.0 million decrease in net income net of non-cash charges in 2019. This decrease was partially offset by a $10.5 million increase in cash generated through changes in other working capital items, including other current liabilities, accounts payable, accrued expenses and accrued compensation which were driven by the timing of payments.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three month period ended March 31, 2019.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $1.9 million in investing activities in the first three months of 2019, for acquisition of capital assets related to our operations, a $0.1 million decrease compared to the $2.0 million utilized in the first three months of 2018.

During the remainder of 2019, we expect to make additional cash capital investments of $14.0 million to $15.0 million, including capital spending for expanding production facilities, the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We utilized $1.7 million of cash through financing activities in the first three months of 2019, compared to $2.5 million utilized in the first three months of 2018 due primarily to decreases in stock compensation.

Working Capital

Our working capital was as follows (in thousands):

	March 31, 2019	December 31, 2018	Change

Current assets	$259,716	$245,329	$14,387
Current liabilities	153,580	138,097	15,483
Working capital	$106,136	$107,232	$(1,096)

The decrease in our working capital at March 31, 2019 from December 31, 2018, results from changes in cash, accounts receivable, and accounts payable and other liabilities, which were partially offset by increases in inventory and contract assets. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

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

 Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us, certain of our subsidiaries, as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150 million from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20 million and swing line loans of up to $15 million, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 3.75% (or one-month LIBOR plus 1.25%) at March 31, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20.0 million. At March 31, 2019 and December 31, 2018, we had outstanding letters of credit totaling $0.9 million and $0.9 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $75.6 million and $86.4 million at March 31, 2019 and December 31, 2018. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At March 31, 2019, we were in compliance with all covenants in our Credit Agreement, and based on our outlook for 2019, we expect to be able to meet these covenants over the next twelve months.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At March 31, 2019 there were 0.8 million shares remaining under this repurchase authorization. During the first quarter of 2019, we repurchased a total of 101,006 shares of our common stock under this authorization.  If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us approximately $7.4 million based on the closing price of our stock on April 25, 2019. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2019 and 2018 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)

October 24, 2018	November 14, 2018	December 14, 2018	$0.05	$1,757
May 2, 2018	May 15, 2018	June 15, 2018	0.05	1,759
October 24, 2017	November 15, 2017	December 15, 2017	0.05	1,753
May 2, 2017	May 15, 2017	June 15, 2017	0.05	1,755

CRITICAL ACCOUNTING POLICIES

The following discussion of critical accounting policies is intended to supplement Note 1, General and Summary of Accounting Policies, of the Notes to Consolidated Financial Statements contained in Item 8 in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 5, 2019. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

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

Accounts Receivable

We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally, this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such “specific” account balances. The “specific” reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. The inclusion of the “specific” reserve has historically caused the greatest fluctuation in our allowance for doubtful accounts balance. Please see Note 1, General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements contained in Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2018 for further details.

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

At March 31, 2019 and December 31, 2018, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2018 using a discounted cash flow valuation except for SRUS which is included in the Fleet Vehicles and Services segment and was recently acquired in December 2018.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of March 31, 2019, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

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

The acquired Utilimaster and Smeal trade names have indefinite lives as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair values of our Utilimaster and Smeal trade names exceeded their associated carrying values of $2.9 million and $2.4 million, respectively, by 1,758% and 269%, respectively, as of October 1, 2018. Accordingly, there was no impairment recorded on these trade names. Based on the discounted cash flow valuations at October 1, 2018, an increase in the WACC used for these impairment analyses of 400 basis points would not result in impairment in the trade names.

Since October 1, 2018, there have been no events or changes in circumstances that would more likely than not reduce the fair value of our Fleet Vehicles and Services, Emergency Response Vehicles, or Specialty Chassis and Vehicles reporting units or our indefinite-lived intangible assets below their respective carrying costs.

We cannot predict the occurrence of certain events or changes in circumstances that might adversely affect the carrying value of goodwill and indefinite-lived intangible assets. Such events may include, but are not limited to, the impact of the general economic environment; a material negative change in relationships with significant customers; strategic decisions made in response to economic and competitive conditions; and other risk factors as detailed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

See Note 1, General and Summary of Accounting Policies and Note 5, Goodwill and Intangible Assets, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on our goodwill and indefinite-lived intangible assets.

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

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving credit agreement is, generally, tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be as much as nine months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 3 of this Form 10-Q, for further information regarding commodity cost fluctuations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2019, we had $18.5 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations. Changes in input costs have impacted our results for the three months ended March 31, 2019, and may continue to do so during the remainder of 2019 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2019.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2019. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2018 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended March 31, 2019, we repurchased a total of 101,006 shares of our common stock under this authorization.

During the quarter ended March 31, 2019, there were 109,033 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 to January 31	97,078	$7.84	-	906,072
February 1 to February 28	3,928	7.99	-	808,994
March 1 to March 31	109,033	8.83	-	808,994
Total	210,039	$8.34	-	808,994

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

(a)	Exhibits. The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.		Document

10.1		Spartan Motors, Inc. 2019 Leadership Team Compensation Plan dated April 15, 2019 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed April 16, 2019).*

10.2		Form of Spartan Motors, Inc. Performance Share Unit Agreement (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed April 16, 2019).*

10.3		Form of Spartan Motors, Inc. Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed April 16, 2019).*

31.1		Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS		XBRL Instance Document

101.SCH		XBRL Schema Document

101.CAL		XBRL Calculation Linkbase Document

101.DEF		XBRL Definition Linkbase Document

101.LAB		XBRL Label Linkbase Document

101.PRE		XBRL Presentation Linkbase Document

	*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 2, 2019	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)