Form 10-Q
period 2019-06-30
SPARTAN MOTORS INC
filed 2019-08-01
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2019.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ___________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	SPAR	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).           Yes            No X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2019
Common stock, $.01 par value	35,321,321 shares

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	June 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,897	$27,439
Accounts receivable, less allowance of $409 and $133	122,083	106,801
Contract assets	46,077	36,027
Inventories	82,065	69,992
Other current assets	5,664	5,070
Total current assets	273,786	245,329

Property, plant and equipment, net	55,595	56,567
Right of use assets-operating leases	14,953	-
Goodwill	31,874	33,823
Intangible assets, net	8,203	8,611
Other assets	2,638	2,313
Net deferred tax asset	7,759	7,141
TOTAL ASSETS	$394,808	$353,784

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$105,580	$76,399
Accrued warranty	17,111	16,090
Accrued compensation and related taxes	11,836	10,520
Deposits from customers	19,136	22,632
Operating lease liability	3,511	-
Other current liabilities and accrued expenses	12,645	12,396
Current portion of long-term debt	213	60
Total current liabilities	170,032	138,097
Other non-current liabilities	4,640	4,058
Long-term operating lease liability	11,636	-
Long-term debt, less current portion	20,914	25,547
Total liabilities	207,222	167,702
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,316 and 35,321 outstanding	353	353
Additional paid in capital	81,940	82,816
Retained earnings	106,026	103,571
Total Spartan Motors, Inc. shareholders’ equity	188,319	186,740
Non-controlling interest	(733)	(658)
Total shareholders’ equity	187,586	186,082
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$394,808	$353,784

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Sales	$247,936	$183,981	$481,899	$357,019
Cost of products sold	221,059	157,612	430,446	308,492
Restructuring charges	6	-	55	-
Gross profit	26,871	26,369	51,398	48,527

Operating expenses:
Research and development	2,265	1,817	4,638	3,205
Selling, general and administrative	21,023	19,040	41,525	36,911
Restructuring charges	65	797	128	817
Total operating expenses	23,353	21,654	46,291	40,933

Operating income	3,518	4,715	5,107	7,594

Other income (expense):
Interest expense	(313)	(270)	(687)	(592)
Interest and other income	1,147	832	1,482	2,425
Total other income (expense)	834	562	795	1,833

Income before taxes	4,352	5,277	5,902	9,427

Taxes	1,063	1,537	1,076	1,490

Net income	3,289	3,740	4,826	7,937

Less: net loss attributable to non-controlling interest	(215)	-	(75)	-

Net income attributable to Spartan Motors Inc.	$3,504	$3,740	$4,901	$7,937

Basic net earnings per share	$0.10	$0.11	$0.14	$0.23

Diluted net earnings per share	$0.10	$0.11	$0.14	$0.23

Basic weighted average common shares outstanding	35,349	35,260	35,308	35,177
Diluted weighted average common shares outstanding	35,368	35,260	35,312	35,177

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$4,826	$7,937
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,040	5,038
Gain on disposal of assets	(2)	-
Accruals for warranty	5,743	3,323
Expense from changes in fair value of contingent consideration	-	(693)
Deferred income taxes	(618)	3
Expense on right of use assets	251	-
Stock based compensation related to stock awards	2,202	2,189
(Increase) decrease in operating assets:
Accounts receivable	(15,282)	(9,409)
Contract assets	(10,050)	(15,859)
Inventories	(12,073)	(19,854)
Other assets	(594)	(16)
Increase (decrease) in operating liabilities:
Accounts payable	29,181	37,931
Cash paid for warranty repairs	(4,722)	(5,397)
Accrued compensation and related taxes	1,316	(2,464)
Deposits from customers	(3,496)	(3,121)
Other current liabilities and accrued expenses	2,435	(414)
Other long term liabilities	521	(173)
Payments on right of use assets	(655)	-
Taxes on income	(1,282)	(1,631)
Total adjustments	(2,085)	(10,547)
Net cash provided by (used in) operating activities	2,741	(2,610)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,721)	(4,083)
Proceeds from sale of property, plant and equipment	4	-
Acquisition of business, net of cash acquired	-	-
Net cash used in investing activities	(3,717)	(4,083)

Cash flows from financing activities:
Payments on long-term debt	(5,102)	(36)
Payment of contingent consideration on acquisitions	-	(701)
Payment of dividends	(1,777)	(1,759)
Purchase and retirement of common stock	(793)	-
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(894)	(2,670)
Net cash used in financing activities	(8,566)	(5,166)

Net decrease in cash and cash equivalents	(9,542)	(11,859)
Cash and cash equivalents at beginning of period	27,439	33,523
Cash and cash equivalents at end of period	$17,897	$21,664

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082
Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(922)	-	-	(922)
Issuance of restricted stock, net of cancellation	121	1	(1)	-	-	-
Purchase and retirement of common stock	(101)	(1)	(236)	(556)		(793)
Stock based compensation expense related to restricted stock	-	-	860	-	-	860
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Net income	-	-	-	1,397	140	1,537
Balance at March 31, 2019	35,350	353	82,517	104,299	(518)	186,651
Issuance of common stock and the tax impact of stock incentive plan transactions	8	-	28	-	-	28
Issuance of restricted stock, net of cancellation	(42)	-	-	-	-	-
Issuance of common stock related to investment in subsidiary	(247)	(2)	(1,946)			(1,948)
Dividends declared ($0.05 per share)	-	-	-	(1,777)	-	(1,777)
Stock based compensation expense related to restricted stock	247	2	1,341	-	-	1,343
Net income	-	-	-	3,504	(215)	3,289
Balance at June 30, 2019	35,316	$353	$81,940	$106,026	$(733)	$187,586

	Number of	Common	Additional Paid In	Retained	Non-Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269
Issuance of common stock and the tax impact of stock incentive plan transactions	3	-	(2,493)	-	-	(2,493)
Issuance of restricted stock, net of cancellation	191	2	(2)	-	-	-
Stock based compensation expense related to restricted stock	-	-	819	-	-	819
Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668
Net income	-	-	-	4,194	-	4,194
Balance at March 31,2018	35,291	353	78,045	96,717	(658)	174,457
Issuance of common stock and the tax impact of stock incentive plan transactions	2	-	(177)	-	-	(177)
Issuance of restricted stock, net of cancellation	(99)	(1)	1	-	-	-
Dividends declared ($0.05 per share)	-	-	-	(1,759)	-	(1,759)
Stock based compensation expense related to restricted stock	-	-	1,370		-	1,370
Net income				3,743		3,743
Balance at June 30, 2018	35,194	$352	$79,239	$98,701	$(658)	$177,634

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

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, up-fit equipment used in the mobile retail, and utility trades, fire trucks and fire truck chassis, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Southern California: and Saltillo, Mexico.

On June 12, 2019, the Company acquired certain assets and assumed certain liabilities of an immaterial amount of General Truck Body, Inc. (“GTB”), a provider of up-fit services for government and non-government vehicles through its wholly-owned subsidiary, Spartan Motors GTB, LLC.  The acquisition will enable the Company to increase its product offerings to fleet customers, while further expanding its manufacturing capabilities in the U.S. market.  Spartan Motors GTB, LLC will be reported as part of the Fleet Vehicles and Services segment.

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

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri, Pompano Beach, Florida, North Charleston, South Carolina, Southern California and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Brandon, South Dakota, Snyder and Neligh, Nebraska and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names. Spartan USA was also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. The Company is continuing to work on this dissolution plan and no dissolution terms have been determined as of the date of this Form 10-Q.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2019, the results of operations and cash flows for the three and six-month periods ended June 30, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at June 30, 2019 and December 31, 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach. See the “Adoption of Lease Accounting Policy” section below and Note 7 – Leases for a description of the impact of the adoption of the provisions of ASU 2016-02 on our consolidated financial position, results of operations and cash flows.

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Adoption of Lease Accounting Policy

We applied ASU 2016-02 and all related amendments (“ASC 842”) using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under prior leasing guidance. In addition, we elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. As a result, in the first quarter of 2019 we recorded ROU assets of $13,582 for operating leases and $675 for financing leases. We also recorded operating lease liabilities of $13,716 and finance lease liabilities of $696. The decrease to retained earnings was $113, net of the tax effect of $42 reflecting the cumulative impact of the accounting change. The standard did not have a material effect on consolidated net income or cash flows.

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

We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our condensed consolidated financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 8 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

Purchase Price Allocation

The total purchase price paid for our acquisition of SRUS was $8,032, subject to a net working capital adjustment. The consideration paid consisted of $5,200 in cash, plus a $2,832 contingency for performance-based earn-out payments. The price paid pursuant to the purchase agreement was the subject of negotiation between SRUS and us.

This acquisition was accounted for using the acquisition method of accounting, which requires the purchase price to be allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the estimated purchase price over the preliminary estimated fair values of the net tangible and intangible assets acquired of $4,456 was recorded as preliminary estimated goodwill. During the second quarter of 2019, we made a certain adjustment to our purchase price allocation related to the Company stock, which resulted in a $1,950 decrease in goodwill.

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

The allocation of purchase price to assets acquired and liabilities assumed was as follows:

Accounts receivable	$1,165
Inventory	893
Other current assets	3
Property, plant and equipment	1,942
Goodwill	4,456
Total assets acquired	8,459

Accounts payable	382
Other current liabilities	45
Total liabilities assumed	427

Total purchase price	$8,032

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2019	December 31, 2018
Finished goods	$16,307	$14,696
Work in process	10,920	5,926
Raw materials and purchased components	58,938	52,474
Reserve for slow-moving inventory	(4,100)	(3,104)
Total inventory	$82,065	$69,992

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above, and amounted to $7,933 and $8,807 at June 30, 2019 and December 31, 2018. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Condensed Consolidated Statements of Operations.

NOTE 4 - DEBT

Long-term debt consists of the following:

	June 30, 2019	December 31, 2018
Line of credit revolver (1)	$20,460	$25,460
Capital lease obligations	-	147
Finance lease obligation	667	-
Total debt	21,127	25,607
Less current portion of long-term debt	(213)	(60)
Total long-term debt	$20,914	$25,547

(1)

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150,000 from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time.  The applicable borrowing rate including margin was 3.6875% (or one-month LIBOR plus 1.25%) at June 30, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

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

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $83,356 and $86,410 at June 30, 2019 and December 31, 2018, respectively. The agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At June 30, 2019 and December 31, 2018, we were in compliance with all covenants in our credit agreement.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 – REVENUE

Contract assets and liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

Contract assets
Opening balance (January 1, 2019)	$36,027
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(41,058)
Contract assets recognized, net of reclassification to receivables	51,108
Net change	10,050
Ending balance (June 30, 2019)	$46,077

Contract liabilities
Opening balance (January 1, 2019)	$22,632
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(26,768)
Cash received in advance and not recognized as revenue	23,272
Net change	(3,496)
Ending balance (June 30, 2019)	$19,136

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 Months and beyond(1)	Total
Revenue expected to be recognized as of June 30, 2019:
Fleet Vehicles and Services	$272,399	$-	$272,399
Emergency Response Vehicles	188,938	1,645	190,583
Specialty Chassis and Vehicles	32,453	26	32,479
Total	$493,790	$1,671	$495,461

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $246 and $36 for one to 12 months and $621 and $26 for 13 months and beyond, respectively.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three and six months ended June 30, 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended June 30, 2019
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$132,477	$60,809	$41,683	$234,969	$(3,152)	$231,817
Other	8,625	7,454	40	16,119	-	16,119
Total sales	$141,102	$68,263	$41,723	$251,088	$(3,152)	$247,936

Timing of revenue recognition
Products transferred at a point in time	$53,651	$7,642	$31,256	$92,549	$(3,152)	$89,397
Products and services transferred over time	87,451	60,621	10,467	158,539	-	158,539
Total sales	$141,102	$68,263	$41,723	$251,088	$(3,152)	$247,936

	Six Months Ended June 30, 2019
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$250,295	$115,556	$93,346	$459,197	$(5,280)	$453,917
Other	13,456	14,464	62	27,982	-	27,982
Total sales	$263,751	$130,020	$93,408	$487,179	$(5,280)	$481,899

Timing of revenue recognition
Products transferred at a point in time	$104,316	$12,684	$73,802	$190,802	$(5,280)	$185,522
Products and services transferred over time	159,435	117,336	19,606	296,377	-	296,377
Total sales	$263,751	$130,020	$93,408	$487,179	$(5,280)	$481,899

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

NOTE 6 – SHARE-BASED COMPENSATION

Performance Units

During the three months ended June 30, 2019, we granted 218,148 performance units ("PSUs") which are earned over a three-year period based on performance conditions and then modified based on a market condition. The expense for these awards is determined based on the probability that the performance conditions will be met and the fair value of the market condition. The PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The total PSU expense and associated tax benefit for all outstanding awards for the three and six months ended June 30, 2019 and June 30, 2018 are as follows:

	Three Months Ended June 30
	2019	2018
Expense	$140	$-
Tax benefits	17	-

	Six Months Ended June 30
	2019	2018
Expense	$140	$-
Tax benefits	17	-

As of June 30, 2019, there was $1.8 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.5 years.

The PSU activity for the six months ended June 30, 2019 is as follows:

	Total	Weighted- Average Grant Date Fair Value per Unit
Nonvested as of December 31, 2018	-	$-
Granted	218,148	8.99
Nonvested as of June 30, 2019	218,148	$8.99

Restricted Stock Units

During the three months ended June 30, 2019, we awarded 175,988 restricted stock units ("RSUs") to certain employees and Board members. These RSUs have restrictions on transfer which lapse three years after the date of grant for employees and one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.

The RSU expense and associated tax benefit for all outstanding awards for the three months ended June 30, 2019 and June 30, 2018 are as follows:

	Three Months Ended June 30
	2019	2018
Expense	$132	$-
Tax benefits	25	-

	Six Months Ended June 30
	2019	2018
Expense	$132	$-
Tax benefits	25	-

As of June 30, 2019, there was $1.4 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

The RSU activity for the six months ended June 30, 2019 is as follows:

	Total	Weighted- Average Grant Date Fair Value per Unit
Nonvested as of December 31, 2018	-	$-
Granted	175,988	8.98
Nonvested as of June 30, 2019	175,988	$8.98

NOTE 7 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of 1 year to 9 years, some of which include options to extend the leases for up to 5 years. Our leases do not contain residual value guarantees. As of June 30, 2019, assets recorded under finance leases were immaterial (See Note 4 – Debt).

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Operating lease expenses are classified as cost of products sold and operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

Six months ended June 30, 2019

Operating leases	$1,727
Short term leases(1)	99
Total lease expense	$1,826
(1)	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

Six months ended June 30, 2019
Weighted average remaining lease term of operating leases	5.1 years
Weighted average discount rate of operating leases	4.7%

Supplemental cash flow information related to leases was as follows:

Six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow from operating leases	$1,727

Right of use assets obtained in exchange for lease obligations:

Operating leases	$3,012

Finance leases	$-

Maturities of operating lease liabilities as of June 30, 2019 are as follows:

Years ending December 31:
2019(1)	$1,960
2020	3,453
2021	2,793
2022	2,418
2023	2,431
Thereafter	4,611
Total lease payments	17,666
Less: imputed interest	2,519
Total lease liabilities	$15,147

(1)	Excluding the six months ended June 30, 2019.

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

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. At June 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $896 and $913 related to certain emergency response vehicle contracts and our workers compensation insurance.

At June 30, 2019, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability during the six months ended June 30, 2019 and 2018 were as follows:

	2019	2018
Balance of accrued warranty at January 1	$16,090	$18,268
Warranties issued during the period	5,691	3,168
Cash settlements made during the period	(4,722)	(5,397)
Changes in liability for pre-existing warranties during the period, including expirations	52	155
Balance of accrued warranty at June 30	$17,111	$16,194

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Spartan-Gimaex Joint Venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q. Costs associated with the wind-down will be impacted by the final dissolution terms. The costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our results. In the second quarter of 2019, we incurred charges totaling $216 to write down certain inventory items associated with this joint venture to their estimated fair values.

NOTE 9 – TAXES ON INCOME

Our effective income tax rate was 24.4% and 18.2% for the three and six months ended June 30, 2019 compared to 29.1% and 15.8% for the three and six months ended June 30, 2018.

The effective tax rate for the three months ended June 30, 2019 reflects the impact of current statutory income tax rates on our Income before taxes. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by the recording of a discrete tax benefit recorded in the first quarter related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $296.

Our effective tax rate for the three months ended June 30, 2018 was unfavorably impacted by an adjustment due to a change in expected full year financial performance, as we recorded additional income tax expense of $170 to increase the balance of the tax expense recorded for the first half of 2018 to the Company’s current estimated full year effective tax rate of 27.3% before discrete items. The effective tax rate for the six months ended June 30, 2018 was favorably impacted by a $1,333 discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting, partially offset by $249 of increases for other discrete items.

NOTE 10 - INTEREST AND OTHER INCOME

Interest and other income is as shown below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net working capital settlement from acquisition of Smeal (1)	$-	$-	$-	$1,500
Gain from adjustment of contingent liability from acquisition of Smeal (2)	-	-	-	693
Smeal post-acquisition escrow receipt(3)	1,000	-	1,000	-
Other miscellaneous	147	832	482	232
Total interest and other income	$1,147	$832	$1,482	$2,425

(1)	The net working capital settlement from the acquisition of Smeal was recorded to other income because the settlement occurred after the expiration of the measurement period on January 1, 2018.
(2)	This gain represents the reduction of a contingent liability from the Smeal acquisition that was made after the expiration of the measurement period on January 1, 2018.
(3)	This amount represents funds received from the Smeal escrow account for post-acquisition costs.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 11 - BUSINESS SEGMENTS

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

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location along with our operations at our up-fit centers in Kansas City, Missouri; North Charleston, South Carolina, Pompano Beach, Florida, Southern California and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Three Months Ended June 30, 2019

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$111,230	$-	$3,152	$(3,152)	$111,230
Emergency response vehicle sales	-	64,668	-	-	64,668
Motor home chassis sales	-	-	28,653	-	28,653
Other specialty vehicle sales	-	-	7,315	-	7,315
Aftermarket parts and accessories sales	29,872	3,595	2,603	-	36,070

Total sales	$141,102	$68,263	$41,723	$(3,152)	$247,936

Depreciation and amortization expense	$556	$708	$394	$857	$2,515
Adjusted EBITDA	7,920	1,113	5,083	(4,630)	9,486
Segment assets	149,793	137,254	34,306	73,455	394,808
Capital expenditures	552	154	74	1,007	1,787

Three Months Ended June 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$53,107	$-	$1,528	$(1,528)	$53,107
Emergency response vehicle sales	-	56,935	-	-	56,935
Motor home chassis sales	-	-	37,184	-	37,184
Other specialty vehicle sales	-	-	5,748	-	5,748
Aftermarket parts and accessories sales	25,308	2,680	3,019	-	31,007

Total sales	$78,415	$59,615	$47,479	$(1,528)	$183,981

Depreciation and amortization expense	$570	$628	$369	$1,019	$2,586
Adjusted EBITDA	8,374	193	4,391	(4,073)	8,885
Segment assets	103,812	111,255	31,772	82,845	329,684
Capital expenditures	761	29	41	1,215	2,046

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Six Months Ended June 30, 2019

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$207,549	$-	$5,280	$(5,280)	$207,549
Emergency response vehicle sales	-	123,236	-	-	123,236
Motor home chassis sales	-	-	68,939	-	68,939
Other specialty vehicle sales	-	-	14,173	-	14,173
Aftermarket parts and accessories sales	56,202	6,784	5,016	-	68,002

Total sales	$263,751	$130,020	$93,408	$(5,280)	$481,899

Depreciation and amortization expense	$1,154	$1,415	$747	$1,724	$5,040
Adjusted EBITDA	14,895	(1,179)	10,047	(9,645)	14,118
Segment assets	149,793	137,254	34,306	73,455	394,808
Capital expenditures	698	208	306	2,509	3,721

Six Months Ended June 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$102,932	$-	$3,129	$(3,129)	$102,932
Emergency response vehicle sales	-	121,043	-	-	121,043
Motor home chassis sales	-	-	76,751	-	76,751
Other specialty vehicle sales	-	-	11,115	-	11,115
Aftermarket parts and accessories sales	35,174	5,285	4,719	-	45,178

Total sales	$138,106	$126,328	$95,714	$(3,129)	$357,019

Depreciation and amortization expense	$1,176	$1,252	$735	$1,875	$5,038
Adjusted EBITDA	12,961	1,435	7,513	(7,418)	14,491
Segment assets	103,812	111,255	31,772	82,845	329,684
Capital expenditures	1,565	154	97	2,267	4,083

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

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Total segment adjusted EBITDA	$14,116	$12,958	$23,763	$21,909
Add (subtract):
Interest expense	(313)	(270)	(687)	(592)
Depreciation and amortization expense	(2,515)	(2,586)	(5,040)	(5,038)
Restructuring expense	(71)	(797)	(183)	(817)
Acquisition related expenses including stock compensation	(745)	(373)	(790)	(535)
Litigation expense	(9)	-	(52)	-
Nebraska flooding expenses	-	-	(123)	-
Recall expense	(777)	443	(777)	443
Long-term strategic planning expense	-	(718)	-	(718)
Executive compensation plan expense	(273)	-	(273)	-
Impact of acquisition adjustments for net working capital and contingent liability	-	693	-	2,193
Joint venture inventory adjustment	(216)	-	(216)	-
Unallocated corporate expenses	(4,845)	(4,073)	(9,720)	(7,418)
Consolidated income before taxes	$4,352	$5,277	$5,902	$9,427

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. Our products include: walk-in vans and truck bodies used in e-commerce/parcel delivery; up-fit equipment used in the mobile retail and utility trades; fire trucks and fire truck chassis; luxury Class A diesel motor home chassis; military vehicles; and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Bristol, Indiana; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach, Florida; Brandon, South Dakota; Snyder and Neligh, Nebraska, along with contract manufacturing in Kansas City, Missouri and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri, North Charleston, South Carolina and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower Company brand names.

Our diversification across several product lines provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment up-fit services in our Fleet Vehicles and Services segment and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

Executive Overview

●	Revenue of $247.9 million in the second quarter of 2019, an increase of 34.8% compared to $184.0 million in the second quarter of 2018.
●	Gross profit of $26.9 million in the second quarter of 2019, an increase of 1.9% compared to $26.4 million in the second quarter of 2018.
●	Gross Margin of 10.8% in the second quarter of 2019, compared to 14.3% in the second quarter of 2018.
●	Operating expense of $23.4 million, or 9.4% of sales in the second quarter of 2019, compared to $21.7 million, or 11.8% of sales in the second quarter of 2018.
●	Operating income of $3.5 million in the second quarter of 2019, compared to $4.7 million in the second quarter of 2018.
●	Net income of $3.5 million in the second quarter of 2019, compared to $3.7 million in the second quarter of 2018.
●	Earnings per share of $0.10 in the second quarter of 2019, compared to $0.11 in the second quarter of 2018.
●	Order backlog of $494.5 million at June 30, 2019, a decrease of $29.6 million or 5.6% from our backlog of $524.1 million at June 30, 2018.

We believe we are well positioned to take advantage of long-term opportunities, and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

Our diversified business model. We believe the major strength of our business model is diversity in products, customers and customization abilities.  Our Fleet Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets with vehicle classes 1 to 7, effectively diversifying our company and complementing our Emergency Response Vehicles and Specialty Chassis and Vehicles segments, which primarily serves governmental entities and consumer markets, respectively.  Additionally, the fleet vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry.  We intend to continue to pursue additional areas that build on our core competencies to diversify our business further.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	100.0	100.0	100.0	100.0
Cost of products sold	89.2	85.7	89.3	86.4
Restructuring charge	0.0	0.0	0.0	0.0
Gross profit	10.8	14.3	10.7	13.6
Operating expenses:
Research and development	0.9	1.0	1.0	0.9
Selling, general and administrative	8.5	10.4	8.6	10.4
Restructuring charge	0.0	0.4	0.0	0.2
Operating income	1.4	2.5	1.1	2.1
Other income (expense), net	0.3	0.3	0.1	0.5
Income before taxes	1.7	2.8	1.2	2.6
Taxes	0.4	0.8	0.2	0.4
Net income	1.3	2.0	1.0	2.2

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

Quarter Ended June 30, 2019 Compared to the Quarter Ended June 30, 2018

Sales

For the quarter ended June 30, 2019, we reported consolidated sales of $247.9 million, compared to $184.0 million for the second quarter of 2018, an increase of $63.9 million or 34.8%. This increase reflects sales volume increases of $61.8 million and price increases of $0.8 million in our Fleet Vehicles and Services segment. The sales volume increase in 2019 includes $35.7 million of chassis pass-thru revenues compared to only $7.7 million in 2018. Our Emergency Response Vehicles segment also had sales volume increases of $7.8 million and price increases of $0.9 million in 2019. These increases were partially offset by a $5.8 million decrease in our Specialty Vehicles and Chassis segment sales volume and an increase in intersegment eliminations of $1.6 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $221.1 million in the second quarter of 2019, compared to $157.6 million in the second quarter of 2018, an increase of $63.5 million or 40.3%. Cost of products sold increased by $55.2 million due to the higher unit sales volumes, $6.2 million due to unfavorable product mix and $2.1 million due to supplier and other cost increases in 2019. As a percentage of sales, cost of products sold increased to 89.2% in the second quarter of 2019, compared to 85.7% in the second quarter of 2018, driven by unfavorable product mix impacting the second quarter of 2019.

Gross Profit

Gross profit was $26.9 million for the second quarter of 2019, compared to $26.4 million for the second quarter of 2018, an increase of $0.5 million, or 1.9%. Increased unit sales volume resulted in a $7.1 million increase, while pricing changes realized in 2019 contributed $1.7 million to the increase. These increases were partially offset by decreases of $6.2 million due to the product mix experienced in 2019 and $2.1 million due to the impact of supplier and other cost increases in the second quarter of 2019. Gross margin decreased to 10.8% from 14.3% over the same period, mainly due to unfavorable product mix impacting the second quarter of 2019.

Operating Expenses

Operating expense was $23.4 million for the second quarter of 2019, compared to $21.7 million for the second quarter of 2018, an increase of $1.7 million or 7.8%. Research and development expense in the second quarter of 2019 was $2.3 million, compared to $1.8 million in the second quarter of 2018, an increase of $0.5 million, or 27.8%, due to higher spending on new product development projects in 2019. Selling, general and administrative expense was $21.0 million in the second quarter of 2019, compared to $19.0 million for the second quarter of 2018, an increase of $2.0 million or 10.5%. This increase was due to $0.9 million related to the North Charleston, South Carolina and Pompano Beach, Florida locations, $0.7 million in increased selling and other costs, and $0.4 million in increased stock compensation charges in 2019. Restructuring charges decreased by $0.7 million in the second quarter of 2019, compared to the same period of 2018, due to decreased severance costs in 2019.

Other income/(expense)

Interest expense was $0.3 million for the second quarter of 2019, compared to $0.3 million for the second quarter of 2018, essentially flat quarter over quarter. Interest and other income was $1.1 million in the second quarter of 2019, compared to $0.8 million for the second quarter of 2018, an increase of $0.3 million or 37.9%, driven by certain acquisition related adjustments.

Taxes

Our effective income tax rate was 24.4% in the second quarter of 2019, compared to 29.1% in the second quarter of 2018. Our effective tax rate in 2019 compares favorably to 2018 due to $0.2 million of additional tax expense recorded in the prior year because of a change in our expected full year financial performance.

Net Income

We recorded net income of $3.5 million or $0.10 per share for the second quarter of 2019, compared to net income of $3.7 million, or $0.11 per share, for the second quarter of 2018. Driving the decrease in net income for the three months ended June 30, 2019 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA in the second quarter of 2019 was $9.5 million, compared to $8.9 million for the second quarter of 2018, an increase of $0.6 million or 6.8%.

The table below describes the changes in Adjusted EBITDA for the three months ended June 30, 2019 compared to the same period of 2018 (in millions):

Adjusted EBITDA three months ended June 30, 2018	$8.9
Sales volume	7.1
Sales mix	(6.2)
Pricing changes impacting 2019	1.7
Supplier and other cost increases	(0.8)
Acquisition related costs	0.7
Increase in new product development expense	(0.4)
Administrative costs at new locations and other	(1.4)
Increased marketing/trade show spending	(0.7)
Compensation expense in 2019	0.6
Adjusted EBITDA three months ended June 30, 2019	$9.5

Adjusted net income

Our consolidated adjusted net income in the second quarter of 2019 was $5.1 million, compared to $4.3 million for the second quarter of 2018, an increase of $0.8 million or 18.9%. This increase was due to the factors impacting adjusted EBITDA described above, in addition to a $0.2 million decrease in adjusted income tax expense in 2019.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	June 30, 2019	June 30, 2018
Fleet Vehicles and Services	$272,399	$313,374
Emergency Response Vehicles	189,716	175,603
Specialty Chassis and Vehicles	32,417	35,123
Total consolidated	$494,532	$524,100

Our Fleet Vehicles and Services backlog decreased by $41.0 million, or 13.1%, driven by the partial build-out of the $214.3 million contract received in September 2017 to supply delivery vehicles, which will be fulfilled through 2019. Our Emergency Response Vehicles backlog increased by $14.1 million, or 8.0%, primarily due to increased orders received in 2019. Our Specialty Chassis and Vehicles segment backlog decreased by $2.7 million, or 7.7%, due to a reduced backlog related to motorhomes and parts. We anticipate filling our current backlog orders for our Fleet Vehicles and Services segment over the next 6 months, for our Emergency Response Vehicles segment over the next 9 months and our Specialty Chassis and Vehicles segment over the next 3 months.

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

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Sales

For the six months ended June 30, 2019, we reported consolidated sales of $481.9 million, compared to $357.0 million for the same period in 2018, an increase of $124.9 million or 35.0%. This increase reflects sales volume increases of $125.2 million and price increases of $0.4 million in our Fleet Vehicles and Services segment. The sales volume increase in 2019 includes $68.4 million of chassis pass-thru revenues compared to only $7.7 million in 2018. There were also sales volume increases of $2.0 million and price increases of $1.7 million in our Emergency Response Vehicles segment. These increases were partially offset by a $3.0 million sales volume decrease and an unfavorable mix of $0.6 million in our Specialty Chassis and Vehicles segment offset by price increases of $1.3 million. Intersegment sales eliminations increased by $2.1 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $430.4 million in the six months ended June 30, 2019, compared to $308.5 million in the same period of 2018, an increase of $121.9 million or 39.5%. Cost of products sold increased by $109.9 million due to the higher sales volumes, $12.2 million due to favorable product mix and $4.6 million due to supplier and other cost increases in 2019. These increases were partially offset by decreases of $4.8 million due to productivity improvements and cost reductions in 2019. As a percentage of sales, cost of products sold increased to 89.3% in the six months ended June 30, 2019, compared to 86.4% in the same period of 2018.

Gross Profit

Gross profit was $51.4 million for the six months ended June 30, 2019, compared to $48.5 million for the same period of 2018, an increase of $2.9 million, or 6.0%. Increased unit sales volume resulted in a $13.5 million increase, $4.4 million was added as cost reductions and pricing changes contributed $2.0 million to the increase in 2019. These increases were partially offset by decreases of $12.8 million due to the product mix and $4.3 million due to the impact of supplier and other cost increases in 2019. Gross margin decreased to 10.7% from 13.6% over the same period, mainly due to volume offset by unfavorable product mix in 2019.

Operating Expenses

Operating expense was $46.3 million for the six months ended June 30, 2019, compared to $40.9 million for the same period of 2018, an increase of $5.4 million or 13.2%. Research and development expense for the six months ended June 30, 2019 was $4.6 million, compared to $3.2 million in the same period of 2018, an increase of $1.4 million, or 43.8%, mainly due to higher spending on new product development projects in 2019. Selling, general and administrative expense was $41.5 million in the six months ended June 30, 2019, compared to $36.9 million in the same period of 2018, an increase of $4.6 million or 12.5%. This increase was due to $0.9 million related to the North Charleston, South Carolina and Pompano Beach, Florida locations, $1.0 million in increased selling and other costs, $1.2 million in increased professional fees and other costs, and $0.4 million in increased stock compensation charges in 2019. Restructuring charges decreased by $0.7 million in the six months ended June 30, 2019, compared to the same period of 2018 due to decreased severance costs in 2019.

Other income and expense

Interest expense for the six months ended June 30, 2019 was $0.7 million, compared to $0.6 million for the same period of 2018, an increase of $0.1 million or 16.0%, mainly due to interest expense related to pool chassis in our Fleet Vehicles and Services segment. Interest and other income was $1.5 million in the six months ended June 30, 2019, compared to $2.4 million for the same period of 2018, a decrease of $0.9 million or 38.9%. This decrease was due primarily to certain acquisition related adjustments. Because certain adjustments including the net working capital adjustment was received after the expiration of the measurement period for the acquisition, it was recognized in other income and expense rather than on the opening balance sheet for the acquisition.

Taxes

Our effective income tax rate was 18.2% for the six months ended June 30, 2019, compared to 15.8% for the same period in 2018.  Our effective tax rate in 2019 was favorably impacted by a net $0.3 million tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns.  Our effective tax rate for the six months ended June 30, 2018 was favorably impacted by a $1.3 million tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting, partially offset by $0.3 million of increases for other discrete items.

Net Income

We recorded net earnings of $4.9 million or $0.14 per share for the six months ended June 30, 2019, compared to net income of $7.9 million or $0.23 for the same period of 2018. Driving the decrease in net income for the six months ended June 30, 2019 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA for the six months ended June 30, 2019 was $14.1 million, compared to $14.5 million for the same period of 2018, a decrease of $0.4 million or 2.6%.

The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2019 compared to the same period of 2018 (in millions):

Adjusted EBITDA six months ended June 30, 2018	$14.5
Unit sales volume	9.3
Sales mix	(10.2)
Pricing changes impacting 2019	3.7
Increased professional fees	(1.0)
Supplier and other cost increases	(3.1)
Operational and organizational improvements	4.6
Increase in new product development expense	(1.4)
Acquisition related costs	0.7
Increased marketing costs for new locations and other	(1.1)
Administrative costs for new locations and other	(2.5)
Compensation expense in 2019	0.6
Adjusted EBITDA six months ended June 30, 2019	$14.1

Adjusted net income

Our consolidated adjusted net income for the six months ended June 30, 2019 was $6.7 million, compared to $7.6 million for the same period of 2018, a decrease of $0.9 million or 12.0%. This decrease was due to the factors impacting adjusted EBITDA described above, in addition to a $0.5 million increase in adjusted income tax expense in 2019.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted net income, which are both non-GAAP financial measures. These non-GAAP financial measures are calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this Form 10-Q, such items include expenses associated with restructuring actions taken to improve the efficiency and profitability of certain of our manufacturing operations, various items related to business acquisition, litigation activities and strategic planning activities, certain stock compensation and the impact of severe natural phenomena in areas surrounding our production facilities.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income attributable to Spartan Motors, Inc.	$3,504	$3,740	$4,901	$7,937
Add (subtract):
Restructuring expense	71	797	183	817
Acquisition related expenses including stock compensation	745	373	790	535
Litigation expense	9	-	52	-
Nebraska flooding expenses	-	-	123	-
Recall expense	777	(443)	777	(443)
Long-term strategic planning expense	-	718	-	718
Executive compensation plan expense	273	-	273	-
Impact of acquisition adjustments for net working capital and contingent liability	-	(693)	-	(2,193)
Joint venture inventory adjustment	216	-	216	-
Deferred tax asset valuation allowance	33	-	(66)	74
Tax effect of adjustments	(499)	(178)	(577)	137
Adjusted net income attributable to Spartan Motors, Inc.	$5,129	$4,314	$6,672	$7,582

Net income attributable to Spartan Motors, Inc.	$3,504	$3,740	$4,901	$7,937
Add (subtract):
Interest expense	313	270	687	592
Depreciation and amortization expense	2,515	2,586	5,040	5,038
Taxes on income	1,063	1,537	1,076	1,490
Restructuring expense	71	797	183	817
Acquisition related expenses including stock compensation	745	373	790	535
Litigation expense	9	-	52	-
Nebraska flooding expenses	-	-	123	-
Recall expense	777	(443)	777	(443)
Long-term strategic planning expense	-	718	-	718
Executive compensation plan expense	273	-	273	-
Impact of acquisition adjustments for net working capital and contingent liability	-	(693)	-	(2,193)
Joint venture inventory adjustment	216	-	216	-
Adjusted EBITDA	$9,486	$8,885	$14,118	$14,491

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. For the periods covered by this Form 10-Q, these adjustments include: restructuring charges; accruals and adjustments to prior accruals for product recalls; and various items related to business acquisition and litigation activities. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also used as one performance metric for certain of our compensation programs, as discussed in our proxy statement for our 2019 annual meeting of shareholders, which proxy statement was filed with the SEC on April 19, 2019.

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

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Total segment adjusted EBITDA	$14,116	$12,958	$23,763	$21,909
Add (subtract):
Interest expense	(313)	(270)	(687)	(592)
Depreciation and amortization expense	(2,515)	(2,586)	(5,040)	(5,038)
Restructuring expense	(71)	(797)	(183)	(817)
Acquisition related expenses including stock compensation	(745)	(373)	(790)	(535)
Litigation expense	(9)	-	(52)	-
Nebraska flooding expenses	-	-	(123)	-
Recall expense	(777)	443	(777)	443
Long-term strategic planning expense	-	(718)	-	(718)
Executive compensation plan expense	(273)	-	(273)	-
Impact of acquisition adjustments for net working capital and contingent liability	-	693	-	2,193
Joint venture inventory adjustment	(216)	-	(216)	-
Unallocated corporate expenses	(4,845)	(4,073)	(9,720)	(7,418)
Consolidated income before taxes	$4,352	$5,277	$5,902	$9,427

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, along with our operations at our up-fit centers in Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach, Florida; and Saltillo, Mexico. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name.

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

Sales	$141,102	100.0%	$78,415	100.0%

Adjusted EBITDA	7,920	5.6%	8,374	10.7%

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

Sales	$263,751	100.0%	$138,106	100.0%

Adjusted EBITDA	14,895	5.6%	12,961	9.4%

Segment assets	149,793		103,812

Comparison of the Three-Month Periods Ended June 30, 2019 and 2018

Sales in our Fleet Vehicles and Services segment were $141.1 million for the second quarter of 2019, compared to $78.4 million for the second quarter of 2018, an increase of $62.7 million or 79.9%, driven by higher sales volumes in vehicle sales of $62.4 million partially offset by a decrease of $0.5 million in parts sales due to lower volumes primarily in our up-fit business. The sales volume increase in 2019 includes $35.7 million of chassis pass-thru revenues compared to only $7.7 million in 2018. Our Fleet Vehicles and Services segment had an increase of $0.8 million due to pricing of products sold when comparing the second quarter of 2019 to the second quarter of 2018.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the second quarter of 2019 was $7.9 million compared to $8.4 million in the second quarter of 2018, a decrease of $0.5 million or 5.4%. Higher unit sales volume resulted in a $6.9 million increase, price increases added $0.8 million and productivity and cost improvements added $0.4 million to Adjusted EBITDA. These increases were more than offset by a $6.9 million unfavorable product mix, supplier increases of $0.8 million and $0.9 million in increased marketing and administrative costs related to the North Charleston, South Carolina and SRUS locations.

Comparison of the Six-Month Periods Ended June 30, 2019 and 2018

Sales in our Fleet Vehicles and Services segment were $263.8 million for the six months ended June 30, 2019, compared to $138.1 million for the same period of 2018, an increase of $125.7 million or 91.0%. This increase was driven by a $115.7 million increase in vehicle sales mainly due to higher unit volume and a $10.0 million increase in aftermarket parts and accessories sales mainly due to higher up-fit sales in 2019. The sales volume increase in 2019 includes $68.4 million of chassis pass-thru revenues compared to only $7.7 million in 2018.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the six months ended June 30, 2019 was $14.9 million compared to $13.0 million for the same period of 2018, an increase of $1.9 million or 14.9%. Higher sales volumes in 2019 contributed $11.3 million to the overall increase along with pricing increases of $0.8 million and productivity improvements and cost reductions generated $4.9 million in adjusted EBITDA. These increases were partially offset by decreases of $10.7 million due to the mix of products sold in 2019, a $2.6 million increase in marketing, administrative and research and development costs, and supplier increases of $1.8 million in 2019.

Emergency Response Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

Sales	$68,263	100.0%	$59,615	100.0%

Adjusted EBITDA	1,113	1.6%	193	0.3%

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

Sales	$130,020	100.0%	$126,328	100.0%

Adjusted EBITDA	(1,179)	(0.9)%	1,435	1.1%

Segment assets	137,254		111,255

Comparison of the Three-Month Periods Ended June 30, 2019 and 2018

Sales in our Emergency Response Vehicles segment were $68.3 million in the second quarter of 2019, compared to $59.6 million in the same period of 2018, an increase of $8.7 million or 14.5%. Higher unit volume and pricing changes resulted in increases of $7.8 million and $0.9 million, respectively in 2019 revenue.

Adjusted EBITDA for our Emergency Response Vehicles segment was $1.1 million in the second quarter of 2019, compared to $0.2 million in the second quarter of 2018, an increase of $0.9 million. This increase was driven by $0.9 million in pricing increases, $0.4 million for volume and mix and $1.1 million due to acquisition related adjustments realized in 2019. These increases were partially offset by supplier and other cost increases of $1.2 million and $0.3 million in restructuring and other costs.

Comparison of the Six-Month Periods Ended June 30, 2019 and 2018

Sales in our Emergency Response Vehicles segment were $130.0 million in the six months ended June 30, 2019 compared to $126.3 million in the same period of 2018, an increase of $3.7 million or 2.9%. Higher unit sales volume accounted for $2.0 million of the increase. An additional $1.7 million increase in sales is attributable to pricing changes realized in 2019.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(1.2) million in the six months ended June 30, 2019, compared to $1.4 million in the same period of 2018, a decrease of $2.6 million. This change was driven by a $3.3 million decrease relating to product mix, $2.4 million in supplier and other cost increases, $0.3 million in restructuring and other costs. These reductions were partially offset by a $1.1 million decrease in acquisition adjustments, a $1.7 million increase due to pricing changes and a $0.6 million increase due to volume in 2019.

Specialty Chassis and Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

Sales	$41,723	100.0%	$47,479	100.0%

Adjusted EBITDA	5,083	12.2%	4,391	9.2%

	Six Months Ended June 30,
	2019		2018
	Amount	%	Amount	%

Sales	$93,408	100.0%	$95,714	100.0%

Adjusted EBITDA	10,047	10.8%	7,513	7.8%

Segment assets	34,306		31,772

Comparison of the Three-Month Periods Ended June 30, 2019 and 2018

Sales in our Specialty Chassis and Vehicles segment were $41.7 million in the second quarter of 2019, compared to $47.5 million in 2018, a decrease of $5.8 million or 12.1%. This decrease was driven by a decrease of $8.5 million in motor home chassis sales due to lower unit volume. Other specialty chassis and vehicles sales increased by $2.7 million due to higher unit volume.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the second quarter of 2019 was $5.1 million, compared to $4.4 million in the same period of 2018, an increase of $0.7 million, or 15.8%. This increase was driven by favorable product mix of $1.3 million and lower warranty costs of $0.5 million realized in 2019. This increase was partially offset by lower unit volume experienced in 2019 driving a $1.1 million decrease in 2019.

Comparison of the Six-Month Periods Ended June 30, 2019 and 2018

Sales in our Specialty Chassis and Vehicles segment were $93.4 million for the six months ended June 30, 2019, compared to $95.7 million in the same period of 2018, a decrease of $2.3 million or 2.4%. Motor home chassis sales decreased by $8.5 million due to lower unit volume and unfavorable product mix of $0.6 million in 2019, which was partially offset by $1.1 million in pricing adjustments. Sales of other specialty vehicles increased by $5.2 million due to higher unit volume and $0.2 million due to pricing changes enacted in 2019. Aftermarket parts and accessories sales also increased by $0.3 million in 2019.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the six months ended June 30, 2019 was $10.0 million, compared to $7.5 million in the same period of 2018, an increase of $2.5 million or 33.7%. Productivity improvements and cost reductions in 2019 drove a $1.4 million increase, while pricing increases in 2019 resulted in a $1.2 million increase and favorable product mix in 2019 resulted in a $1.2 million increase. These increases were partially offset by decreases of $1.0 million due to tariff-driven increases in commodity and component costs and $0.3 million due to lower volume.

Financial Condition

Balance Sheet at June 30, 2019 compared to December 31, 2018

For line items impacted by our adoption of the new revenue recognition standard on January 1, 2019, please see “Note 1 – General and Summary of Accounting Policies” in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this Form 10-Q for further information regarding the impact of this new accounting standard.

Cash decreased by $9.5 million, or 34.7%, to $17.9 million at June 30, 2019 from $27.4 million at December 31, 2018. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first six months of 2019.

Accounts receivable increased by $15.3 million, or 14.3%, to $122.1 million at June 30, 2019, compared to $106.8 million at December 31, 2018. The increase is the result of increases of $16.0 million in Fleet Vehicles and Services and $1.0 million in Specialty Vehicles due to higher sales volume in the latter half of the second quarter of 2019 compared to sales in the latter half of the fourth quarter of 2018. This increase was partially offset by a decrease of $ 1.7 million in our Emergency Response segment due to lower sales volume in the second quarter of 2019.

Inventory increased by $12.1 million, or 17.3%, to $82.1 million at June 30, 2019 compared to $70.0 million at December 31, 2018 as a result of an increase in raw material and work in process inventory driven by the ramp up of production primarily in the Fleet Vehicles and Services segment.

Contract assets increased by $10.1 million, or 28.1%, to $46.1 million at June 30, 2019 compared to $36.0 at December 31, 2018 due to the ramp up in production following our traditional year-end shut down in December.

Accounts payable increased by $29.2 million or 38.2 % to $105.6 million at June 30, 2019 compared to $76.4 million at December 31, 2018. $17.5 million of the increase was due to ramp-up of production related to the USPS truck body build, with the remainder of the increase due to the timing of payments and the ramp up in other production following our traditional year-end shut down in December.

Accrued warranty increased by $1.0 million or 6.2 % to $17.1 million at June 30, 2019 compared to $16.1 million at December 31, 2018 due to payments for repairs made during the year of $4.7 million, partially offset by $5.7 million for accruals for new warranties.

Accrued compensation and related taxes increased by $1.3 million or 12.4 % to $11.8 million at June 30, 2019 compared to $10.5 million at December 31, 2018 due to the increase for annual merit pay increases.

Deposits from customers decreased by $3.5 million or 15.5 % to $19.1 million at June 30, 2019 compared to $22.6 million at December 31, 2018 as a result of more deposits applied to invoices than received from customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $9.5 million to $17.9 million at June 30, 2019, compared to $27.4 million at December 31, 2018. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $2.7 million of cash from operating activities during the six months ended June 30, 2019, an increase of $5.3 million from $2.6 million of cash utilized from operations for the six months ended June 30, 2018.  Cash flow from operating activities increased from 2018 due to a $7.3 million increase in cash generated in the fulfilment of customer orders (including changes in accounts receivable, inventory, contract assets, and customer deposits). This increase was partially offset by a $1.8 million decrease in cash generated through changes in other working capital items, mainly accounts payable and related accruals.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the six month period ended June 30, 2019.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $3.7 million in investing activities in the first six months of 2019, for acquisition of capital assets related to our operations, a $0.4 million decrease compared to the $4.1 million utilized in the first six months of 2018.

During the remainder of 2019, we expect to make additional cash capital investments of $14.0 million to $15.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We utilized $8.6 million of cash through financing activities in the first six months of 2019, compared to $5.2 million utilized in the first six months of 2018. This increase is mainly due to a paydown on our existing $100 million line of credit.

Working Capital

Our working capital was as follows (in thousands):

	June 30, 2019	December 31, 2018	Change

Current assets	$273,786	$245,329	$28,457

Current liabilities	170,032	138,097	31,935

Working capital	$103,754	$107,232	$(3,478)

The increase in our working capital at June 30, 2019 from December 31, 2018, results from changes in accounts receivable, inventory and contract assets, and deposits from customers, which were partially offset by an increase in accounts payable and the current portion of the operating lease liability. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

Contingent Obligations

Spartan-Gimaex joint venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. Spartan USA has initiated court proceedings to dissolve and liquidate the joint venture, but no dissolution terms have been determined as of the date of this Form 10-Q. In the second quarter of 2019 and the fourth quarters of 2015 and 2014, we accrued charges totaling $0.4 million, $1.0 million and $0.2 million to write down certain inventory items associated with this joint venture to their estimated fair values. Costs associated with the wind-down will be impacted by the final dissolution terms. The costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our results.

Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150 million from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20 million and swing line loans of up to $15 million, subject to certain limitations and restrictions. This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 3.6875% (or one-month LIBOR plus 1.25%) at June 30, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20.0 million. At June 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $0.9 million and $0.9 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings under our line of credit to a total of approximately $83.4 million and $86.4 million at June 30, 2019 and December 31, 2018. The agreement also prohibits us from incurring additional indebtedness; limit certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At June 30, 2019, we were in compliance with all covenants in our Credit Agreement, and based on our outlook for 2019, we expect to be able to meet these covenants over the next twelve months.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At June 30, 2019 there were 0.8 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us approximately $9.6 million based on the closing price of our stock on July 26, 2019. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividend distribution are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2019 and 2018 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)	Total dividend paid ($000)
May 6, 2019	May 17, 2019	June 17, 2019	$0.05	$1,777
October 24, 2018	November 14, 2018	December 14, 2018	0.05	1,757
May 2, 2018	May 15, 2018	June 15, 2018	0.05	1,759

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

At June 30, 2019 and December 31, 2018, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2018 using a discounted cash flow valuation, except for SRUS which is included in the Fleet Vehicles and Services segment and was recently acquired in December 2018.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of June 30, 2019, consisted of our Utilimaster and Smeal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Smeal branded products, business trends, prospects and market and economic conditions.

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

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved and the extent of features and components included in product models. See Note 8, Commitments and Contingent Liabilities, in the Notes to Condensed Consolidated Financial Statements contained in Item 1 of this Form 10-Q, for further information regarding warranties.

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

Interest rate risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2019, we had $20.5 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $2.1 million on an annualized basis for the floating rate debt that we incurred in January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing, and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. Changes in input costs have impacted our results for the three and six months ended June 30, 2019, and may continue to do so during the remainder of 2019 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and six months ended June 30, 2019.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2019. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended June 30, 2019, no shares were repurchased under this authorization.

During the quarter ended June 30, 2019, there were 869 shares delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1 to April 30	869	$8.83	-	808,994
May 1 to May 31	-	-	-	808,994
June 1 to June 30	-	-	-	808,994
Total	869	$8.83	-	808,994

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Employment letter agreement between Spartan Motors, Inc. and Todd A. Heavin dated May 31, 2019. *

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

* Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 1, 2019	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)