Form 10-Q
period 2019-09-30
SPARTAN MOTORS INC
filed 2019-11-12
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2019.
OR
□	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________________ to ___________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

1541 Reynolds Road Charlotte, Michigan (Address of Principal Executive Offices)	48813 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	SPAR	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).           Yes             No   X

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2019
Common stock, $.01 par value	34,728,121 shares

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

(Unaudited)

	September 30,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$15,019	$27,439
Accounts receivable, less allowance of $384 and $133	112,455	106,801
Contract assets	49,043	36,027
Inventories	87,936	69,992
Other receivables – chassis pool agreements	16,975	-
Other current assets	6,247	5,070
Total current assets	287,675	245,329

Property, plant and equipment, net	62,189	56,567
Right of use assets-operating leases	37,110	-
Goodwill	60,333	33,823
Intangible assets, net	55,149	8,611
Other assets	2,693	2,313
Net deferred tax asset	7,463	7,141
TOTAL ASSETS	$512,612	$353,784

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$83,723	$76,399
Accrued warranty	18,084	16,090
Accrued compensation and related taxes	17,362	10,520
Deposits from customers	11,369	22,632
Operating lease liability	5,133	-
Other current liabilities and accrued expenses	14,849	12,396
Short-term debt – chassis pool agreements	16,975	-
Current portion of long-term debt	0	60
Total current liabilities	167,495	138,097
Other non-current liabilities	4,376	4,058
Long-term operating lease liability	32,171	-
Long-term debt, less current portion	108,944	25,547
Total liabilities	312,986	167,702
Commitments and contingencies	-	-
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,333 and 35,321 outstanding	353	353
Additional paid in capital	83,565	82,816
Retained earnings	116,380	103,571
Total Spartan Motors, Inc. shareholders’ equity	200,298	186,740
Non-controlling interest	(672)	(658)
Total shareholders’ equity	199,626	186,082
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$512,612	$353,784

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Sales	$288,951	$226,183	$770,850	$583,203
Cost of products sold	246,769	199,965	677,216	508,457
Restructuring charges	6	25	60	25
Gross profit	42,176	26,193	93,574	74,721

Operating expenses:
Research and development	1,869	2,117	6,507	5,323
Selling, general and administrative	26,673	17,251	68,198	54,163
Restructuring charges	131	476	259	1,292
Total operating expenses	28,673	19,844	74,964	60,778

Operating income	13,503	6,349	18,610	13,943

Other income (expense):
Interest expense	(144)	(225)	(831)	(817)
Interest and other income	480	156	1,963	2,581
Total other income (expense)	336	(69)	1,132	1,764

Income before taxes	13,839	6,280	19,742	15,707

Taxes	3,424	1,037	4,499	2,527

Net income	10,415	5,243	15,243	13,180

Less: net income (loss) attributable to non-controlling interest	61	-	(14)	-

Net income attributable to Spartan Motors Inc.	$10,354	$5,243	$15,257	$13,180

Basic net earnings per share	$0.29	$0.15	$0.43	$0.37

Diluted net earnings per share	$0.29	$0.15	$0.43	$0.37

Basic weighted average common shares outstanding	35,317	35,182	35,311	35,179
Diluted weighted average common shares outstanding	35,463	35,182	35,355	35,179

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income	$15,243	$13,180
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	7,731	7,638
Gain on disposal of assets	(2)	-
Accruals for warranty	10,173	6,068
Expense from changes in fair value of contingent consideration	-	(693)
Deferred income taxes	(594)	688
Expense on right of use assets	251	-
Stock based compensation related to stock awards	3,767	3,054
(Increase) decrease in operating assets:
Accounts receivable	(9)	(26,799)
Contract assets	(11,518)	(13,017)
Inventories	(10,934)	(31,000)
Other assets	(1,177)	(403)
Increase (decrease) in operating liabilities:
Accounts payable	4,393	51,955
Cash paid for warranty repairs	(8,277)	(8,093)
Accrued compensation and related taxes	6,211	(4,028)
Deposits from customers	(11,517)	(3,113)
Other current liabilities and accrued expenses	2,147	955
Other long-term liabilities	406	(259)
Other	(842)	-
Taxes on income	781	(2,080)
Total adjustments	(9,010)	(19,127)
Net cash provided by (used in) operating activities	6,233	(5,947)

Cash flows from (used in) investing activities:
Purchases of property, plant and equipment	(7,515)	(7,395)
Proceeds from sale of property, plant and equipment	15	-
Acquisition of business, net of cash acquired	(89,650)	-
Net cash used in investing activities	(97,150)	(7,395)

Cash flows from (used in) financing activities:
Proceeds from long-term debt	92,000	684
Payments on long-term debt	(10,102)	(50)
Payment of contingent consideration on acquisitions	-	(701)
Payment of dividends	(1,777)	(1,759)
Purchase and retirement of common stock	(793)	-
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(832)	(2,688)
Net cash provided by (used in) financing activities	78,496	(4,514)

Net decrease in cash and cash equivalents	(12,420)	(17,856)
Cash and cash equivalents at beginning of period	27,439	33,523
Cash and cash equivalents at end of period	$15,019	$15,667

See Accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(In thousands)

(Unaudited)

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082
Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(922)	-	-	(922)
Issuance of restricted stock, net of cancellation	121	1	(1)	-	-	-
Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)
Stock based compensation expense related to restricted stock	-	-	860	-	-	860
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Net income	-	-	-	1,397	140	1,537
Balance at March 31, 2019	35,350	353	82,517	104,299	(518)	186,651
Issuance of common stock and the tax impact of stock incentive plan transactions	8	-	28	-	-	28
Issuance of restricted stock, net of cancellation	(42)	-	-	-	-	-
Issuance of common stock related to investment in subsidiary	(247)	(2)	(1,946)	-	-	(1,948)
Dividends declared ($0.05 per share)	-	-	-	(1,777)	-	(1,777)
Stock based compensation expense related to restricted stock	247	2	1,341	-	-	1,343
Net income	-	-	-	3,504	(215)	3,289
Balance at June 30, 2019	35,316	353	81,940	106,026	(733)	187,586
Issuance of common stock and the tax impact of stock incentive plan transactions	6	-	62	-	-	62
Issuance of restricted stock, net of cancellation	11	-	-	-	-	-
Stock based compensation expense related to restricted stock	-	-	1,563	-	-	1,563
Net income	-	-	-	10,354	61	10,415
Balance at September 30, 2019	35,333	$353	$83,565	$116,380	$(672)	$199,626

	Number of	Common	Additional Paid In	Retained	Non- Controlling	Total Shareholders'
	Shares	Stock	Capital	Earnings	Interest	Equity
Balance at December 31, 2017	35,097	$351	$79,721	$88,855	$(658)	$168,269
Issuance of common stock and the tax impact of stock incentive plan transactions	3	-	(2,493)	-	-	(2,493)
Issuance of restricted stock, net of cancellation	191	2	(2)	-	-	-
Stock based compensation expense related to restricted stock	-	-	819	-	-	819
Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668
Net income	-	-	-	4,194	-	4,194
Balance at March 31,2018	35,291	353	78,045	96,717	(658)	174,457
Issuance of common stock and the tax impact of stock incentive plan transactions	2	-	(177)	-	-	(177)
Issuance of restricted stock, net of cancellation	(99)	(1)	1	-	-	-
Dividends declared ($0.05 per share)	-	-	-	(1,759)	-	(1,759)
Stock based compensation expense related to restricted stock	-	-	1,370	-	-	1,370
Net income	-	-	-	3,743	-	3,743
Balance at June 30, 2018	35,194	352	79,239	98,701	(658)	177,634
Issuance of common stock and the tax impact of stock incentive plan transactions	4	-	(18)	-	-	(18)
Issuance of restricted stock, net of cancellation	(28)	-	-	-	-	-
Stock based compensation expense related to restricted stock	-	-	865	-	-	865
Net income	-	-	-	5,243	-	5,243
Balance at September 30, 2018	35,170	$352	$80,086	$103,944	$(658)	$183,724

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

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, up-fit equipment used in the mobile retail, and utility trades, fire trucks and fire truck chassis, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Roseville and Union City, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

On September 9, 2019, the Company entered into a Unit Purchase Agreement with Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”), pursuant to which the Company acquired all the outstanding equity interests of Royal. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories.  Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with their principal facility in Carson, California.  Royal has additional manufacturing, assembly, and service space in branch locations in Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas.  This acquisition allows us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution.  Royal is part of our Specialty Chassis & Vehicle segment.

On June 12, 2019, the Company acquired certain assets and assumed certain liabilities of General Truck Body, Inc., located in Montebello, California, through the Company’s wholly-owned subsidiary, Spartan Motors GTB, LLC (“GTB”).  GTB is a provider of up-fit services for government and non-government vehicles.  The acquisition will enable the Company to increase its product offerings to fleet customers, while further expanding its manufacturing capabilities in the U.S. market.  Spartan Motors GTB, LLC is reported as part of the Fleet Vehicles and Services segment.

On December 17, 2018, the Company acquired all of the assets and assumed certain liabilities of Strobes-R-Us, Inc., located in Pompano Beach, Florida, through the Company’s majority-owned subsidiary, Spartan Upfit Services, Inc. dba Strobes-R-Us (“SRUS”).  SRUS is a premier provider of up-fit services for government and non-government vehicles.  The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market.  As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida. Spartan Upfit Services, Inc. and the related noncontrolling interest is reported as part of the Fleet Vehicles and Services segment.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri; Pompano Beach, Florida; North Charleston, South Carolina; Montebello California; and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan, Smeal, US Tanker and Ladder Tower Company brand names. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names. Our Carson, Roseville and Union City, California; Mesa, Arizona; and Dallas and Weatherford, Texas locations manufacture service truck bodies and accessories under the Royal Truck Body brand name. Spartan USA was also a participant in Spartan-Gimaex Innovations, LLC (“Spartan-Gimaex”), a 50/50 joint venture with Gimaex Holding, Inc. that was formed to provide emergency response vehicles for the domestic and international markets. Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. The Company is continuing to work on this dissolution plan and no dissolution terms have been determined as of the date of this Form 10-Q.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2019, the results of operations and cash flows for the three and nine-month periods ended September 30, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2018.

The results of operations for the three and nine-months ended September 30, 2019 are not necessarily indicative of the results expected for the full year.

We are required to disclose the fair value of our financial instruments in accordance with Financial Accounting Standards Board (“FASB”) Codification relating to “Disclosures about Fair Values of Financial Instruments.” The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and our variable rate debt instruments approximate their fair value at September 30, 2019 and December 31, 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees with capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach. See the “Adoption of Lease Accounting Policy” section below and Note 7 - Leases for a description of the impact of the adoption of the provisions of ASU 2016-02 on our consolidated financial position, results of operations and cash flows

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Adoption of Lease Accounting Policy

We applied ASU 2016-02 and all related amendments (“ASC 842”) using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under prior leasing guidance. In addition, we elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. As a result, as of January 1, 2019 we recorded ROU assets of $13,582 for operating leases and $675 for financing leases. We also recorded operating lease liabilities of $13,716 and finance lease liabilities of $696. The decrease to retained earnings was $113, net of the tax effect of $42 reflecting the cumulative impact of the accounting change. The standard did not have a material effect on consolidated net income or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets - operating leases, Operating lease liability, and Long-term operating lease liability on our Condensed Consolidated Balance Sheets. Finance leases are included in Other assets, Other current liabilities and accrued expenses and Other non-current liabilities on our Condensed Consolidated Balance Sheets.

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

We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. Revenue recognized in a current period from performance obligations satisfied in a prior period, if any, is immaterial to our condensed consolidated financial statements. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 8 - Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

Revenue for up-fit and field service contracts is recognized over time, as equipment is installed in the customer’s vehicle or as repairs and enhancements are made to the customer’s vehicles. Revenue and the corresponding cost of products sold is estimated based on the inputs completed for a given performance obligation. Our performance obligation for up-fit and field service contracts is satisfied when the equipment installation or repairs and enhancements of the customer’s vehicle has been completed. Our receivables will generally be collected in less than three months, in accordance with our underlying payment terms.

Emergency Response Vehicles

Our emergency response chassis and apparatuses are generally manufactured to order based on customer-supplied specifications. Due to the custom nature of the products and the attributes of the contracts, we do not have a ready alternative use for our emergency response chassis and apparatuses, and we have an enforceable right to payment on the contracts. Accordingly, performance obligations for these custom ordered chassis and apparatuses are satisfied as the apparatuses and chassis are built. We recognize revenue and the corresponding cost of products sold on these contracts over time based on the inputs completed for a given performance obligation during the reporting period. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized. Our receivables will generally be collected in less than six months, in accordance with our underlying payment terms.

Revenue on certain emergency response chassis and apparatuses that are sold from stock or utilized as demonstration units is recognized at the point in time that the contract is received. Revenue related to modifications made to trucks sold from stock or that were utilized as demonstration units is recognized over time as the modifications are completed. Our receivables will generally be collected in less than three months, in accordance with our underlying payment terms.

Specialty Chassis and Vehicles

We recognize revenue and the corresponding cost of products sold on the sale of motor home chassis when the performance obligation is completed and control and risk of ownership of the chassis has passed to our customer, which is generally upon shipment of the chassis to the customer.

Revenue and the corresponding cost of products sold associated with other specialty chassis is recognized over time based on the inputs completed for a given performance obligation during the reporting period. Other specialty chassis are generally built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligations for other specialty chassis contracts are satisfied as the products are assembled. Our receivables will generally be collected in less than three months, in accordance with our underlying payment terms.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 – ACQUISITION ACTIVITIES

2019 Acquisition

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”) pursuant to which the Company acquired all the outstanding equity interests of Royal. The Company paid $90,081 in cash. The purchase price is subject to certain customary post-closing adjustments. The acquisition was financed using $90,081 borrowed from our existing $175,000 line of credit, as set forth in the Second Amended and Restated Credit Agreement, dated as of August 8, 2018. Included in our results since the September 9, 2019 acquisition are net sales of $3,871 and operating income of $801 for the quarter ended September 30, 2019.

Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories.  Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with their principal facility in Carson, California.  Royal has additional manufacturing, assembly, and service space in branch locations in Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas.  This acquisition allows us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution.  Royal is part of our Specialty Chassis & Vehicle segment.

During the third quarter of 2019, we recorded pretax charges totaling $982 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Eliminations and Other” column in the business segment table in Note 11, Business Segments.

Purchase Price Allocation

This acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, trade names & trademarks, patented technology and non-competition agreements. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $28,188 was recorded as goodwill, which is expected to be deductible for tax purposes. The preliminary goodwill recognized is subject to a final net working capital adjustment.

The fair value of the net assets acquired was based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. The Company is continuing to evaluate the (i) inventory, (ii) intangible assets, (iii) deferred taxes and liabilities, and (iv) income tax and non-income tax accruals. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$431
Accounts receivable, less allowance	5,019
Contract assets	1,499
Inventory	6,453
Other receivables – chassis pool agreements	10,424
Property, plant and equipment, net	4,980
Right of use assets-operating leases	12,767
Intangible assets, net	47,150
Goodwill	28,188
Total assets acquired	116,911

Accounts payable	(1,658)
Customer prepayments	(255)
Accrued warranty	(98)
Operating lease liabilities	(1,693)
Accrued compensation and related taxes	(569)
Other current liabilities and accrued expenses	(30)
Short-term debt – chassis pool agreements	(10,424)
Long-term operating lease liability	(11,074)
Long-term debt, less current portion	(1,029)
Total liabilities assumed	(26,830)

Total purchase price	$90,081

Goodwill Assigned

Intangible assets totaling $47,150 have provisionally been assigned to customer relationships, trade names & trademarks, patented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life (in years)
Customer relationships	$30,000	15
Trade names & Trademarks	13,000	Indefinite
Patented Technology	2,200	8
Non-Competition Agreements	1,950	5
	$47,150

The Company plans to amortize the customer relationships utilizing an accelerated approach and plans to amortize patented technology and non-competition agreements assets utilizing a straight-line approach.  Amortization expense, including the intangible assets preliminarily recorded from the Royal acquisition, is estimated to be $666, $2,665, $2,665, $3,162, and $3,072 for the years 2019 through 2023, respectively.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Pro Forma Results (Unaudited)

The following table provides unaudited pro forma net sales and results of operations for the three and nine months ended September 30, 2019 and 2018. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as changes in the depreciation and amortization expense on the Royal assets acquired resulting from the fair valuation of assets acquired, expenses incurred to complete the acquisition and the impact of acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Royal. Accordingly, such pro forma amounts are not necessarily indicative of the results that actually would have occurred nor are they indicative of the future operating results of the combined company.

	Three Months Ended September 30,
Pro forma results of operations	2019	2018
Net sales	$301,699	$237,083
Net income	$10,476	$5,453
Diluted net earnings per share	$0.30	$0.15

	Nine Months Ended September 30,
Pro forma results of operations	2019	2018
Net sales	$807,660	$615,099
Net income	$16,862	$13,640
Diluted net earnings per share	$0.48	$0.39

The information presented above is for informational purposes only and is not necessarily indicative of the actual results that would have occurred had the acquisition been completed at the beginning of the respective periods, nor are they necessarily indicative of the future operating results of the combined companies.

2018 Acquisition

On December 17, 2018, the Company acquired the assets and assumed certain liabilities of Strobes-R-Us, Inc. through the Company’s majority-owned subsidiary, Spartan Upfit Services, Inc. dba Strobes-R-Us (“SRUS”). SRUS is a premier provider of up-fit services for government and non-government vehicles. The acquisition will enable the Company to increase its product offerings to both fleet and emergency response customers, while further expanding its manufacturing capabilities into the southeastern U.S. market. As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art up-fit facility and product showroom in Pompano Beach, Florida.

Purchase Price Allocation

The total purchase price paid for our acquisition of SRUS was $8,032, subject to a net working capital adjustment. The consideration paid consisted of $5,200 in cash, plus a $2,832 contingency for performance-based earn-out payments. The price paid pursuant to the purchase agreement was the subject of negotiation between the sellers and us.

This acquisition was accounted for using the acquisition method of accounting, which requires the purchase price to be allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the estimated purchase price over the preliminary estimated fair values of the net tangible and intangible assets acquired of $4,728 was recorded as preliminary estimated goodwill. During the third quarter of 2019, we made certain adjustments to our purchase price allocation related to the deferred tax asset, which resulted in a $272 increase in goodwill.

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

The allocation of purchase price to assets acquired and liabilities assumed was as follows:

Accounts receivable	$1,165
Inventory	893
Other current assets	3
Property, plant and equipment	1,942
Goodwill	4,728
Other Assets	(272)
Total assets acquired	8,459

Accounts payable	382
Other current liabilities	45
Total liabilities assumed	427

Total purchase price	$8,032

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Contingent Consideration

Pursuant to the purchase agreement, the former owners of the SRUS business may receive additional consideration through 2021 in the form of certain performance-based earn-out payments, up to an aggregate maximum of $3,250.  The purchase agreement specifies annual payments for each calendar year beginning in 2019 through and including 2021 as a percentage of and contingent upon EBITDA for that calendar year exceeding predetermined thresholds. In accordance with accounting guidance for business combinations, at the date of sale the Company recorded a contingent liability of $2,832 for the value of the future consideration based upon its best estimate of the likelihood of the payments, discounted to its present value using a discount rate of 4.7%.

The change in the carrying amount of goodwill for the nine months ended September 30, 2019 and 2018 were as follows (in thousands):

	2019	2018
Balance as of January 1	$33,823	$27,417
Acquisition and measurement period adjustment of Strobes-R-Us	(1,678)	6,406
Acquisition of Royal	28,188	-
Balance as of September 30	$60,333	$33,823

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2019	December 31, 2018
Finished goods	$14,895	$14,696
Work in process	10,072	5,926
Raw materials and purchased components	68,990	52,474
Reserve for slow-moving inventory	(6,021)	(3,104)
Total inventory	$87,936	$69,992

We also have a number of demonstration units as part of our sales and training program. These demonstration units are included in the “Finished goods” line item above and amounted to $9,977 and $8,807 at September 30, 2019 and December 31, 2018. When the demonstration units are sold, the cost related to the demonstration unit is included in Cost of products sold on our Condensed Consolidated Statements of Operations.

NOTE 4 - DEBT

Short-term debt consists of the following:

	September 30, 2019	December 31, 2018
Chassis pool agreements	$16,975	$-
Total short-term debt	$16,975	$-

Chassis Pool Agreements

The Company obtains certain vehicle chassis for its walk-in vans, truck bodies and specialty vehicles directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $16,975 and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company's Condensed Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Long-term debt consists of the following:

	September 30, 2019	December 31, 2018
Line of credit revolver (1)	$107,461	$25,460
Capital lease obligations	-	147
Finance lease obligation	667	-
Other	1,029	-
Total debt	109,157	25,607
Less current portion of long-term debt	(213)	(60)
Total long-term debt	$108,944	$25,547

(1)   On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent ("Wells Fargo"), and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Under the Credit Agreement, we may borrow up to $150,000 (subsequently increased to $175,000) from the Lenders under a five-year secured revolving credit facility. The credit facility matures August 8, 2023. We may also request an increase in the facility of up to $75,000 (subsequently decreased to $50,000) in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000 (subsequently increased to $30,000), subject to certain limitations and restrictions.  This line carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR plus margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 3.3125% (or one-month LIBOR plus 1.25%) at September 30, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers, other than real property and certain other excluded assets.

On September 9, 2019, the Credit Agreement was amended by a Second Amendment to the Credit Agreement. The Second Amendment increased the revolving credit facility by $25,000, decreased future increases by $25,000, increased the availability of swing line loans by $5,000 and joined Royal as a borrower.  Under the Credit Agreement, as amended by the Second Amendment, the Company may borrow up to $175,000 and may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $20,000 (subsequently increased to $30,000), subject to certain limitations and restrictions.

On September 25, 2019, the Credit Agreement was amended by a Third Amendment to the Credit Agreement. The Third Amendment increased the availability of swing line loans by $10,000. Under the Credit Agreement, as amended by the Second Amendment and the Third Amendment, the Company may borrow up to $175,000 and may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions.

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

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $41,219 and $86,410 at September 30, 2019 and December 31, 2018, respectively.  The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At September 30, 2019 and December 31, 2018, we were in compliance with all covenants in the Credit Agreement.

NOTE 5 – REVENUE

Contract assets and liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

Contract assets
Opening balance (January 1, 2019)	$36,027
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(36,027)
Contract assets recognized, net of reclassification to receivables	49,043
Net change	13,016
Ending balance (September 30, 2019)	$49,043

Contract liabilities
Opening balance (January 1, 2019)	$22,632
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(21,572)
Cash received in advance and not recognized as revenue	10,309
Net change	(11,263)
Ending balance (September 30, 2019)	$11,369

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed are expected to be recognized as revenue in the following annual time-periods:

	1-12 Months (1)	13 Months and beyond(1)	Total
Revenue expected to be recognized as of September 30, 2019:
Fleet Vehicles and Services	$223,753	$-	$223,753
Emergency Response Vehicles	194,369	1,623	195,992
Specialty Chassis and Vehicles	39,981	18	39,999
Total	$458,103	$1,641	$459,744

(1)	Revenue above includes amounts related to extended warranties and roadside assistance contracts of $245 and $34 for one to 12 months and $608 and $18 for 13 months and beyond, respectively.

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

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three and nine months ended September 30, 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended September 30, 2019
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$176,689	$55,226	$45,079	$276,994	$-	$276,994
Other	2,905	9,015	37	11,957	-	11,957
Total sales	$179,594	$64,241	$45,116	$288,951	$-	$288,951

Timing of revenue recognition
Products transferred at a point in time	$41,830	$3,367	$35,831	$81,028	$-	$81,028
Products and services transferred over time	137,764	60,874	9,285	207,923	-	207,923
Total sales	$179,594	$64,241	$45,116	$288,951	$-	$288,951

	Three Months Ended September 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$106,531	$49,861	$51,626	$208,018	$(4,188)	$203,830
Other	11,902	10,402	49	22,353	-	22,353
Total sales	$118,433	$60,263	$51,675	$230,371	$(4,188)	$226,183

Timing of revenue recognition
Products transferred at a point in time	$38,153	$5,795	$42,034	$85,982	$-	$85,982
Products and services transferred over time	80,280	54,468	9,641	144,389	(4,188)	140,201
Total sales	$118,433	$60,263	$51,675	$230,371	$(4,188)	$226,183

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2019
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$426,984	$170,781	$138,417	$736,182	$(5,271)	$730,911
Other	16,361	23,479	99	39,939	-	39,939
Total sales	$443,345	$194,260	$138,516	$776,121	$(5,271)	$770,850

Timing of revenue recognition
Products transferred at a point in time	$146,146	$16,050	$109,626	$271,822	$(5,271)	$266,551
Products and services transferred over time	297,199	178,210	28,890	504,299	-	504,299
Total sales	$443,345	$194,260	$138,516	$776,121	$(5,271)	$770,850

	Nine Months Ended September 30, 2018
	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$240,871	$162,559	$147,204	$550,634	$(7,318)	$543,316
Other	15,669	24,032	186	39,887	-	39,887
Total sales	$256,540	$186,591	$147,390	$590,521	$(7,318)	$583,203

Timing of revenue recognition
Products transferred at a point in time	$65,947	$16,403	$123,504	$205,854	$-	$205,854
Products and services transferred over time	190,593	170,188	23,886	384,667	(7,318)	377,349
Total sales	$256,540	$186,591	$147,390	$590,521	$(7,318)	$583,203

NOTE 6 – SHARE-BASED COMPENSATION

Performance Units

During the nine months ended September 30, 2019, we granted 218,148 performance units ("PSUs") to certain employees, which are earned over a three-year service period.

After completion of the performance period, the number of performance units earned will be issued as shares of Common Stock. The aggregate number of shares of Common Stock that ultimately may be issued under performance units where the performance period has not been completed ranged from zero to 218,148 shares as of September 30, 2019. The awards will generally be forfeited if a participant leaves the Company for reasons other than retirement, disability or death.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of additional shares of Common Stock based on the then-current market value of the Common Stock.

87,260 of the performance units granted in 2019 are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (Net Income PSUs), which is a performance condition. The number of shares that may be earned under the Net Income PSUs can range from 0% to 200% of the target amount. The Net Income PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs that will ultimately be earned changes. The grant date fair value per share of Net Income PSUs granted was $8.99. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

130,888 of the performance units granted in 2019 are earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs was calculated using the Monte Carlo simulation model which resulted in the grant date fair value for these TSR PSUs of $13.71 per unit.

The Monte Carlo simulation was computed using the following assumptions:

Three-year risk-free interest rate (1)	2.37%
Expected term (in years)	2.7
Estimated volatility (2)	53.7%

1.	Based on the U.S. government bond benchmark on the grant date.
2.	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Three Months Ended September 30
	2019	2018
Expense	$275	$-
Tax benefits	47	-

	Nine Months Ended September 30
	2019	2018
Expense	$415	$-
Tax benefits	64	-

The PSU activity for the nine months ended September 30, 2019 is as follows:

	Total	Weighted- Average Grant Date Fair Value per Unit
Nonvested as of December 31, 2018	-	$-
Granted	218,148	11.82
Nonvested as of September 30, 2019	218,148	$11.82

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As of September 30, 2019, there was $1,651 of remaining unrecognized compensation cost related to nonvested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.25 years.

Restricted Stock Units

During the nine months ended September 30, 2019, we awarded 182,333 restricted stock units ("RSUs") to certain employees and Board members. These RSUs vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Condensed Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant.  At the time any RSUs vest and are settled through the issuance of Common Stock, the value of the dividends that would have been payable on the shares of Common Stock issued upon settlement of the vested RSUs had such shares been held during the entire vesting period will be paid to the employee or director in cash or, in the discretion of the Human Resources and Compensation Committee, in shares of Common Stock based on the then-current market value of the Common Stock.

The RSU expense and associated tax benefit for all outstanding awards for the three and nine months ended September 30, 2019 and September 30, 2018 are as follows:

	Three Months Ended September 30,
	2019	2018
Expense	$256	$-
Tax benefits	56	-

	Nine Months Ended September 30,
	2019	2018
Expense	$389	$-
Tax benefits	81	-

As of September 30, 2019, there was $1,248 of remaining unrecognized compensation cost related to nonvested RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

The RSU activity for the nine months ended September 30, 2019 is as follows:

	Total	Weighted- Average Grant Date Fair Value per Unit
Nonvested as of December 31, 2018	-	$-
Granted	182,333	8.98
Nonvested as of September 30, 2019	182,333	$8.98

NOTE 7 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 18 years, some of which include options to extend the leases for up to 10 years. Our leases do not contain residual value guarantees. As of September 30, 2019, assets recorded under finance leases were immaterial (See Note 4 - Debt).

Operating lease expenses are classified as cost of products sold and operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

Nine months ended September 30, 2019

Operating leases	$2,785
Short-term leases(1)	214
Total lease expense	$2,999

1.	Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

Nine months ended September 30, 2019
Weighted average remaining lease term of operating leases (in years)	9.0

Weighted average discount rate of operating leases	4.0%

Supplemental cash flow information related to leases was as follows:

Nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:

Operating cash flow for operating leases	$2,785

Right of use assets obtained in exchange for lease obligations:

Operating leases	$2,340

Finance leases	$-

Maturities of operating lease liabilities as of September 30, 2019 are as follows:

Years ending December 31:
2019(1)	$1,687
2020	6,431
2021	5,508
2022	5,072
2023	5,110
Thereafter	20,904
Total lease payments	44,712
Less: imputed interest	7,408
Total lease liabilities	$37,304

(1)	Excluding the nine months ended September 30, 2019.

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

NOTE 8 - COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of the Credit Agreement we have the ability to issue letters of credit totaling $20,000. At September 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $653 and $913 related to certain emergency response vehicle contracts and our workers compensation insurance.

At September 30, 2019, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability during the nine months ended September 30, 2019 and 2018 were as follows:

	2019	2018
Balance of accrued warranty at January 1	$16,090	$18,268
Warranties issued during the period	8,580	5,381
Cash settlements made during the period	(8,277)	(8,093)
Changes in liability for pre-existing warranties during the period, including expirations	1,691	687
Balance of accrued warranty at September 30	$18,084	$16,243

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Spartan-Gimaex Joint Venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. No dissolution terms have been determined as of the date of this Form 10-Q. Costs associated with the wind-down will be impacted by the final dissolution terms. The costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our results. For the nine months ended September 30, 2019, we incurred charges totaling $216 to write down certain inventory items associated with this joint venture to their estimated fair values.

NOTE 9 – TAXES ON INCOME

Our effective income tax rate was 24.7% and 22.8% for the three and nine months ended September 30, 2019 compared to 16.5% and 16.1% for the three and nine months ended September 30, 2018.

The effective tax rate for the three months ended September 30, 2019 reflects the impact of current statutory income tax rates on our Income before taxes. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by the recording of a discrete tax benefit recorded in the first quarter related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $296.

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

NOTE 10 - INTEREST AND OTHER INCOME

Interest and other income is as shown below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net working capital settlement from acquisition of Smeal (1)	$-	$-	$-	$1,500
Gain from adjustment of contingent liability from acquisition of Smeal (2)	-	-	-	693
Smeal post-acquisition escrow receipt(3)	-	-	1,000	-
Other miscellaneous	480	156	963	388
Total interest and other income	$480	$156	$1,963	$2,581

1.	The net working capital settlement from the acquisition of Smeal was recorded to other income because the settlement occurred after the expiration of the measurement period on January 1, 2018.
2.	This gain represents the reduction of a contingent liability from the Smeal acquisition that was made after the expiration of the measurement period on January 1, 2018.
3.	This amount represents funds received from the Smeal escrow account for post-acquisition costs.

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. For the periods covered by this Form 10-Q, these adjustments include: restructuring charges; accruals and adjustments to prior accruals for product recalls; various items related to business acquisition, litigation and strategic planning activities; certain stock compensation; and the impact of severe natural phenomena in areas surrounding our production facilities. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also used as a performance metric for certain of our compensation programs, as discussed in our proxy statement for our 2019 annual meeting of shareholders, which proxy statement was filed with the SEC on April 19, 2019.

Our Fleet Vehicles and Services segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location along with our operations at our up-fit centers in Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach, Florida; Montebello, California and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

Our Emergency Response Vehicles segment consists of the emergency response chassis operations at our Charlotte, Michigan location and our operations at our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations. This segment engineers and manufactures emergency response chassis and apparatus and distributes related aftermarket parts and accessories.

Our Specialty Chassis and Vehicles segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles, truck bodies and other specialty chassis, and distribute related aftermarket parts and assemblies. In addition, beginning in September 2019 with the acquisition of Royal, the Specialty Chassis and Vehicles segment includes operations in Carson and Union City, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Three Months Ended September 30, 2019

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$172,530	$-	$-	$-	$172,530
Emergency response vehicle sales	-	60,874	-	-	60,874
Motor home chassis sales	-	-	33,038	-	33,038
Other specialty vehicle sales	-	-	9,377	-	9,377
Aftermarket parts and accessories sales	7,064	3,367	2,701	-	13,132

Total sales	$179,594	$64,241	$45,116	$-	$288,951

Depreciation and amortization expense	$641	$731	$372	$947	$2,691
Adjusted EBITDA	24,689	(1,063)	4,079	(8,507)	19,198
Segment assets	147,168	136,759	159,295	69,390	512,612
Capital expenditures	1,166	257	1,184	1,176	3,783

Three Months Ended September 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$91,984	$-	$4,188	$(4,188)	$91,984
Emergency response vehicle sales	-	57,549	-	-	57,549
Motor home chassis sales	-	-	38,892	-	38,892
Other specialty vehicle sales	-	-	5,453	-	5,453
Aftermarket parts and accessories sales	26,449	2,714	3,142	-	32,305

Total sales	$118,433	$60,263	$51,675	$(4,188)	$226,183

Depreciation and amortization expense	$603	$625	$357	$1,015	$2,600
Adjusted EBITDA	7,243	601	5,919	(3,180)	10,583
Segment assets	109,139	139,060	41,545	60,151	349,895
Capital expenditures	250	304	19	2,739	3,312

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Nine Months Ended September 30, 2019

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$381,429	$-	$5,271	$(5,271)	$381,429
Emergency response vehicle sales	-	184,109	-	-	184,109
Motor home chassis sales	-	-	101,824	-	101,824
Other specialty vehicle sales	-	-	23,705	-	23,705
Aftermarket parts and accessories sales	61,916	10,151	7,716	-	79,783

Total sales	$443,345	$194,260	$138,516	$(5,271)	$770,850

Depreciation and amortization expense	$1,796	$2,146	$1,119	$2,670	$7,731
Adjusted EBITDA	39,585	(2,243)	14,128	(18,154)	33,316
Segment assets	147,168	136,759	159,295	69,390	512,612
Capital expenditures	1,864	465	1,490	3,685	7,504

Nine Months Ended September 30, 2018

	Fleet Vehicles and Services	Emergency Response Vehicles	Specialty Chassis and Vehicles	Eliminations and Other	Consolidated

Fleet vehicle sales	$194,917	$-	$7,318	$(7,318)	$194,917
Emergency response vehicle sales	-	178,592	-	-	178,592
Motor home chassis sales	-	-	115,643	-	115,643
Other specialty vehicle sales	-	-	16,568	-	16,568
Aftermarket parts and accessories sales	61,623	7,999	7,861	-	77,483

Total sales	$256,540	$186,591	$147,390	$(7,318)	$583,203

Depreciation and amortization expense	$1,780	$1,877	$1,092	$2,889	$7,638
Adjusted EBITDA	20,205	2,038	13,431	(10,601)	25,073
Segment assets	109,139	139,060	41,545	60,151	349,895
Capital expenditures	1,815	459	116	5,005	7,395

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

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total segment adjusted EBITDA	$27,705	$13,763	$51,470	$35,674
Add (subtract):
Interest expense	(144)	(225)	(831)	(817)
Depreciation and amortization expense	(2,691)	(2,600)	(7,731)	(7,638)
Restructuring expense	(371)	(501)	(553)	(1,317)
Acquisition related expenses including stock compensation	(1,684)	(267)	(2,474)	(802)
Litigation expense	-	(321)	(52)	(321)
Nebraska flooding expenses	-	-	(123)	-
Recall expense	-	(112)	(777)	331
Long-term strategic planning expense	-	(277)	-	(995)
Executive compensation plan expense	(531)	-	(804)	-
Impact of acquisition adjustments for net working capital and contingent liability	-	-	-	2,193
Joint venture inventory adjustment	-	-	(216)	-
Unallocated corporate expenses	(8,445)	(3,180)	(18,167)	(10,601)
Consolidated income before taxes	$13,839	$6,280	$19,742	$15,707

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Charlotte, Michigan. Spartan Motors began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific up-fit segments), emergency response and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, up-fit equipment used in the mobile retail, and utility trades, fire trucks and fire truck chassis, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Brandon, South Dakota; Snyder and Neligh, Nebraska; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Roseville and Union City, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri, North Charleston, South Carolina and Saltillo, Mexico locations sell and install equipment used in fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and specialty vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan ER brand names. Our Northern California, Arizona and Texas locations also manufacture heavy-duty commercial and specialty vehicles under the Royal Truck Body brand name. Our Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania locations manufacture emergency response vehicles under the Spartan ER, Smeal, US Tanker and Ladder Tower Company brand names.

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

Executive Overview

●	Revenue of $289.0 million in the third quarter of 2019, an increase of 27.8% compared to $226.2 million in the third quarter of 2018.
●	Gross profit of $42.2 million in the third quarter of 2019, an increase of 61.1% compared to $26.2 million in the third quarter of 2018.
●	Gross Margin of 14.6% in the third quarter of 2019, compared to 11.6% in the third quarter of 2018.
●	Operating expense of $28.7 million, or 9.9% of sales in the third quarter of 2019, compared to $19.8 million, or 8.8% of sales in the third quarter of 2018.
●	Operating income of $13.5 million in the third quarter of 2019, compared to $6.3 million in the third quarter of 2018.
●	Net income of $10.4 million in the third quarter of 2019, compared to $5.2 million in the third quarter of 2018.
●	Earnings per share of $0.29 in the third quarter of 2019, compared to $0.15 in the third quarter of 2018.
●	Order backlog of $458.8 million at September 30, 2019, a decrease of $26.1 million or 5.4% from our backlog of $484.9 million at September 30, 2018.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

Our diversified business model. We believe the major strength of our business model is diversity in products, customers and customization abilities.  Our Fleet Vehicles and Specialty Chassis and Vehicles segments serve mainly business and consumer markets with vehicle classes 1 to 7, effectively diversifying our company and complementing our Emergency Response Vehicles and Specialty Chassis and Vehicles segments, which primarily serves governmental entities and consumer markets, respectively. Additionally, the fleet vehicle market is an early-cycle industry, complementary to the late-cycle emergency response vehicle industry.  We intend to continue to pursue additional areas that build on our core competencies to grow our business further.

●

Innovative product offerings such as the purpose-built up-fit featuring vehicle flooring with integrated mounting for the Ford Transit 130" wheelbase cargo van, which is built to withstand tough conditions, endure extra payload, and offer a quiet ride. The product boasts multiple storage and shelving options, as well as LED lights, a maximum-view partition, and a double-clamp ladder rack.

●

Our alliance with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides Spartan with exclusive access to Motiv’s EPIC™ all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans. This alliance demonstrates Spartan’s ability to innovate and advance the markets we serve, and places us ahead of the curve in the electric vehicle (EV) fleet market.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	100.0	100.0	100.0	100.0
Cost of products sold	85.4	88.4	87.9	87.2
Restructuring charge	0.0	0.0	0.0	0.0
Gross profit	14.6	11.6	12.1	12.8
Operating expenses:
Research and development	0.6	0.9	0.8	0.9
Selling, general and administrative	9.2	7.6	8.8	9.3
Restructuring charge	0.0	0.2	0.0	0.2
Operating income	4.7	2.8	2.4	2.4
Other income (expense), net	0.1	0.0	0.1	0.3
Income before taxes	4.8	2.8	2.6	2.7
Taxes	1.2	0.5	0.6	0.4
Net income	3.6	2.3	2.0	2.3

We adopted Accounting Standards Update 2016-02, Leases (“ASU 2016-02” or “ASC 842”) on January 1, 2019. Our adoption of ASC 842 resulted in changes to our lease policy whereby we now recognize a right of use asset and lease liability for operating and finance leases, among certain other changes. Please see Note 1 - General and Summary of Accounting Policies, in the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q for further information regarding our adoption of ASC 842.

Quarter Ended September 30, 2019 Compared to the Quarter Ended September 30, 2018

Sales

For the quarter ended September 30, 2019, we reported consolidated sales of $289.0 million, compared to $226.2 million for the third quarter of 2018 an increase of $62.8 million or 27.7%. This increase reflects sales volume increases of $60.2 million and price increases of $0.9 million in our Fleet Vehicles and Services segment. Our Emergency Response Vehicles segment also had sales volume increases of $3.5 million and price increases of $0.5 million in 2019. Our Specialty Vehicles and Chassis segment had an increase of $1.6 million attributable to pricing increases. These increases were partially offset by a $7.5 million decrease in sales volume and a $0.7 million decrease in product mix for our Specialty Vehicles and Chassis segment. Intersegment sales eliminations decreased by $4.3 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $246.8 million in the third quarter of 2019, compared to $200.0 million in the third quarter of 2018, an increase of $46.8 million or 23.4%. Cost of products sold increased by $31.6 million due to the higher unit sales volumes, $1.7 million due to unfavorable product mix and $13.5 million increase due to supplier and other cost increases in 2019. As a percentage of sales, cost of products sold decreased to 85.4% in the third quarter of 2019, compared to 88.4% in the third quarter of 2018, driven by favorable product mix impacting the third quarter of 2019.

Gross Profit

Gross profit was $42.2 million for the third quarter of 2019, compared to $26.2 million for the third quarter of 2018, an increase of $16.0 million, or 61.0%. The increase was due to favorable volume and product mix of $7.1 million, pricing improvements of $1.4 million, productivity and cost reductions of $7.1 million and decreased supplier and other cost of $0.4 million. Gross margin increased to 14.6% from 11.6% over the same period.

Operating Expenses

Operating expense was $28.7 million for the third quarter of 2019, compared to $19.8 million for the third quarter of 2018, an increase of $8.9 million or 44.5%. Research and development expense in the third quarter of 2019 was $1.9 million, compared to $2.1 million in the third quarter of 2018, a decrease of $0.2 million, or 11.7% due to slightly lower spending on new product development projects in 2019. Selling, general and administrative expense was $26.7 million in the third quarter of 2019, compared to $17.3 million for the third quarter of 2018, an increase of $9.4 million or 54.3%. This increase was primarily due to $8.2 million in additional salaried employees, annual merit increases and incentive compensation. The remaining increase of $1.2 million related to the expansion of locations and the GTB and Royal acquisitions. Restructuring charges decreased by $0.3 million in the third quarter of 2019, compared to the same period of 2018, due to decreased severance costs in 2019.

Other income/(expense)

Interest expense was $0.1 million for the third quarter of 2019, compared to $0.2 million for the third quarter of 2018, essentially flat quarter over quarter. Interest and other income was $0.5 million in the third quarter of 2019, compared to $0.2 million for the third quarter of 2018, an increase of $0.3 million or 150%, driven by certain acquisition related adjustments.

Taxes

Our effective income tax rate was 24.7% in the third quarter of 2019, compared to 16.5% in the third quarter of 2018. Our effective tax rate in 2019 compares unfavorably to 2018 due to two favorable adjustments recorded in 2018 totaling $0.7 million which were the result of a change in our expected full year financial performance and the finalization of provisional tax amounts recorded in 2017 due to the 2017 Tax Act.

Net Income

We recorded net income of $10.4 million or $0.29 per share for the third quarter of 2019, compared to net income of $5.2 million, or $0.15 per share, for the third quarter of 2018. Driving the increase in net income for the three months ended September 30, 2019 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA in the third quarter of 2019 was $19.2 million, compared to $10.6 million for the third quarter of 2018, an increase of $8.6 million or 8.1%.

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2019 compared to the same period of 2018 (in millions):

Adjusted EBITDA three months ended September 30, 2018	$10.6
Sales volume	15.1
Sales mix	(2.3)
Pricing changes impacting 2019	3.0
Supplier and other cost increases	0.1
Acquisition related costs	1.3
New product development expense	0.2
General and administrative costs and other	(9.3)
Compensation expense in 2019	0.5
Adjusted EBITDA three months ended September 30, 2019	$19.2

Adjusted net income

Our consolidated adjusted net income in the third quarter of 2019 was $12.3 million, compared to $6.0 million for the third quarter of 2018, an increase of $6.3 million or 105%. This increase was due to the factors impacting adjusted EBITDA described above, in addition to a $0.6 million decrease in adjusted income tax expense in 2019.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	September 30, 2019	September 30, 2018
Fleet Vehicles and Services	$223,753	$275,216
Emergency Response Vehicles	195,139	175,699
Specialty Chassis and Vehicles	39,947	33,998
Total consolidated	$458,839	$484,913

Our Fleet Vehicles and Services backlog decreased by $51.5 million, or 18.7%, driven primarily by the conclusion of the USPS truck body contract in our Ephrata, Pennsylvania facility. Our Emergency Response Vehicles backlog increased by $19.4 million, or 11.1%, primarily due to increased orders received in 2019 as a result of improvements made to the dealer network. Our Specialty Chassis and Vehicles segment backlog increased by $5.9 million, or 17.5%, due to acquisition of Royal. We anticipate filling our current backlog orders for our Fleet Vehicles and Services segment over the next six months, for our Emergency Response Vehicles segment over the next nine months and our Specialty Chassis and Vehicles segment over the next three months.

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

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Sales

For the nine months ended September 30, 2019, we reported consolidated sales of $770.9 million, compared to $583.2 million for the same period in 2018, an increase of $187.7 million or 32.2%. This increase reflects sales volume increases of $185.5 million and price increases of $1.3 million in our Fleet Vehicles and Services segment. The sales volume increase in 2019 includes $91.4 million of chassis pass-thru revenues compared to only $31.3 million in 2018. There were also sales volume increases of $5.5 million and price increases of $2.2 million in our Emergency Response Vehicles segment. These increases were partially offset by a $10.5 million sales volume decrease and an unfavorable mix of $1.2 million in our Specialty Chassis and Vehicles segment offset by price increases of $2.9 million. Intersegment sales eliminations decrease by $2.1 million. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $677.2 million in the nine months ended September 30, 2019, compared to $508.5 million in the same period of 2018, an increase of $168.7 million or 33.2%. Cost of products sold increased by $155.3 million due to the higher sales volumes, $13.8 million due to favorable product mix and $4.4 million due to supplier and other cost increases in 2019. These increases were partially offset by decreases of $4.8 million due to productivity improvements and cost reductions in 2019. As a percentage of sales, cost of products sold increased to 87.9% in the nine months ended September 30, 2019, compared to 87.2% in the same period of 2018.

Gross Profit

Gross profit was $93.6 million for the nine months ended September 30, 2019, compared to $74.7 million for the same period of 2018, an increase of $18.9 million, or 25.2%. The increase was due to favorable volume and product mix of $7.5 million, pricing improvements of $3.9 million and productivity and cost reductions of $12.0 million. These increases were partially offset by supplier and other cost increases of $4.5 million. Gross margin decreased to 12.1% from 12.8% over the same period, mainly due to chassis pass-thru revenues in 2019.

Operating Expenses

Operating expense was $75.0 million for the nine months ended September 30, 2019, compared to $60.8 million for the same period of 2018, an increase of $14.2 million or 23.3%. Research and development expense for the nine months ended September 30, 2019 was $6.5 million, compared to $5.3 million in the same period of 2018, an increase of $1.2 million, or 22.2%, mainly due to higher spending on new product development projects in 2019. Selling, general and administrative expense was $68.2 million in the nine months ended September 30, 2019, compared to $54.2 million in the same period of 2018, an increase of $14.0 million or 25.9%. This increase was primarily due to $11.5 million in additional salaried employees, annual merit increases and incentive compensation. The remaining increase of $2.5 million related to the expansion of locations and the GTB and Royal acquisitions. Restructuring charges decreased by $1.0 million in the nine months ended September 30, 2019, compared to the same period of 2018 due to decreased severance costs in 2019.

Other income and expense

Interest expense for the nine months ended September 30, 2019 was $0.8 million, compared to $0.8 million for the same period of 2018. Interest and other income was $2.0 million in the nine months ended September 30, 2019, compared to $2.6 million for the same period of 2018, a decrease of $0.6 million or 24.0%. This decrease was due primarily to certain adjustments related to the Smeal acquisition including a net working capital adjustment which was received after the expiration of the measurement period. These adjustments were recognized in other income and expense rather than on the opening balance sheet for the acquisition.

Taxes

Our effective income tax rate was 22.8% for the nine months ended September 30, 2019, compared to 16.1% for the same period in 2018.  Our effective tax rate in 2019 was favorably impacted by a net $0.3 million tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns.  Our effective tax rate for the nine months ended September 30, 2018 was favorably impacted by a $1.4 million tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

Net Income

We recorded net earnings of $15.3 million or $0.43 per share for the nine months ended September 30, 2019, compared to net income of $13.2 million or $0.37 for the same period of 2018. Driving the increase in net income for the nine months ended September 30, 2019 compared with the prior year were the factors discussed above.

Adjusted EBITDA

Our consolidated adjusted EBITDA for the nine months ended September 30, 2019 was $33.3 million, compared to $25.1 million for the same period of 2018, an increase of $8.2 million or 32.9%.

The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2019 compared to the same period of 2018 (in millions):

Adjusted EBITDA nine months ended September 30, 2018	$25.1
Unit sales volume	26.6
Sales mix	(16.5)
Pricing changes impacting 2019	8.7
Increased professional fees	(2.1)
Supplier and other cost increases	(0.8)
Operational and organizational improvements	4.6
New product development expense	(2.2)
Acquisition related costs	2.0
Increased marketing costs for new locations and other	(1.5)
General and administrative costs and other	(11.7)
Compensation expense in 2019	1.1
Adjusted EBITDA nine months ended September 30, 2019	$33.3

Adjusted net income

Our consolidated adjusted net income for the nine months ended September 30, 2019 was $18.9 million, compared to $13.6 million for the same period of 2018, an increase of $5.3 million or 39.6%. This increase was due to the factors impacting adjusted EBITDA described above, in addition to a $1.2 million increase in adjusted income tax expense in 2019.

Reconciliation of Non-GAAP Financial Measures

This Form 10-Q contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and adjusted net income, which are both non-GAAP financial measures. These non-GAAP financial measures are calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. For the periods covered by this Form 10-Q, such items include: restructuring charges; accruals and adjustments to prior accruals for product recalls; various items related to business acquisition, litigation, and strategic planning activities; certain stock compensation; and the impact of severe natural phenomena in areas surrounding our production facilities.

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

Financial Summary (Non-GAAP)

Consolidated

(In thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income attributable to Spartan Motors, Inc.	$10,354	$5,243	$15,256	$13,180
Add (subtract):
Restructuring expense	371	501	553	1,317
Acquisition related expenses including stock compensation	1,684	267	2,474	802
Litigation expense	-	321	52	321
Nebraska flooding expenses	-	-	123	-
Recall expense	-	112	777	(331)
Long-term strategic planning expense	-	277	-	995
Executive compensation plan expense	531	-	804	-
Impact of acquisition adjustments for net working capital and contingent liability	-	-	-	(2,193)
Joint venture inventory adjustment	-	-	216	-
Deferred tax asset valuation allowance	-	(373)	(66)	(299)
Tax effect of adjustments	(605)	(360)	(1,240)	(223)
Adjusted net income attributable to Spartan Motors, Inc.	$12,335	$5,988	$18,949	$13,569

Net income attributable to Spartan Motors, Inc.	$10,354	$5,243	$15,256	$13,180
Add (subtract):
Interest expense	144	225	831	817
Depreciation and amortization expense	2,691	2,600	7,731	7,638
Taxes on income	3,424	1,037	4,499	2,527
Restructuring expense	370	501	553	1,317
Acquisition related expenses including stock compensation	1,684	267	2,474	802
Litigation expense	-	321	52	321
Nebraska flooding expenses	-	-	123	-
Recall expense	-	112	777	(331)
Long-term strategic planning expense	-	277	-	995
Executive compensation plan expense	531	-	804	-
Impact of acquisition adjustments for net working capital and contingent liability	-	-	-	(2,193)
Joint venture inventory adjustment	-	-	216	-
Adjusted EBITDA	$19,198	$10,583	$33,316	$25,073

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

We evaluate the performance of our reportable segments based on Adjusted EBITDA. Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization, and other adjustments made in order to present comparable results from period to period. For the periods covered by this Form 10-Q, these adjustments include: restructuring charges; accruals and adjustments to prior accruals for product recalls; various items related to business acquisition, litigation, and strategic planning activities; certain stock compensation; and the impact of severe natural phenomena in areas surrounding our production facilities. We exclude these items from earnings because we believe they will be incurred infrequently and/or are otherwise not indicative of a segment's regular, ongoing operating performance. Adjusted EBITDA is also used as one performance metric for certain of our compensation programs, as discussed in our proxy statement for our 2019 annual meeting of shareholders, which proxy statement was filed with the SEC on April 19, 2019.

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

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Total segment adjusted EBITDA	$27,705	$13,763	$51,470	$35,674
Add (subtract):
Interest expense	(144)	(225)	(831)	(817)
Depreciation and amortization expense	(2,691)	(2,600)	(7,731)	(7,638)
Restructuring expense	(371)	(501)	(553)	(1,317)
Acquisition related expenses including stock compensation	(1,684)	(267)	(2,474)	(802)
Litigation expense	-	(321)	(52)	(321)
Nebraska flooding expenses	-	-	(123)	-
Recall expense	-	(112)	(777)	331
Long-term strategic planning expense	-	(277)	-	(995)
Executive compensation plan expense	(531)	-	(804)	-
Impact of acquisition adjustments for net working capital and contingent liability	-	-	-	2,193
Joint venture inventory adjustment	-	-	(216)	-
Unallocated corporate expenses	(8,445)	(3,180)	(18,167)	(10,601)
Consolidated income before taxes	$13,839	$6,280	$19,742	$15,707

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%

Sales	$179,594	100.0%	$118,433	100.0%

Adjusted EBITDA	24,689	13.7%	7,243	6.1%

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%

Sales	$443,345	100.0%	$256,540	100.0%

Adjusted EBITDA	39,585	8.9%	20,205	7.9%

Segment assets	147,168		109,139

Comparison of the Three-Month Periods Ended September 30, 2019 and 2018

Sales in our Fleet Vehicles and Services segment were $179.6 million for the third quarter of 2019, compared to $118.4 million for the third quarter of 2018, an increase of $61.2 million or 51.6%, driven by increased vehicle sales of $59.2 million, an increase of $1.1 million in parts sales and price increases of $0.9 million.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the third quarter of 2019 was $24.7 million compared to $7.2 million in the third quarter of 2018, an increase of $17.4 million. Higher unit sales volume resulted in a $5.4 million increase, increase as a result of product mix of $4.1 million, price increases added $0.9 million, reduction in supplier costs added $1.7 million, and productivity and cost reductions of $7.1 million. These increases were partially offset by a $1.8 million increase in marketing and administrative costs related to the North Charleston, South Carolina, GTB and SRUS locations.

Comparison of the Nine-Month Periods Ended September 30, 2019 and 2018

Sales in our Fleet Vehicles and Services segment were $443.3 million for the nine months ended September 30, 2019, compared to $256.5 million for the same period of 2018, an increase of $186.8 million or 72.8%. This increase was driven by a $186.5 million increase in vehicle sales mainly due to higher unit volume and a $0.3 million increase in aftermarket parts and accessories sales. The sales volume increase in 2019 includes $91.4 million of chassis pass-thru revenues compared to only $31.3 million in 2018.

Adjusted EBITDA in our Fleet Vehicles and Services segment for the nine months ended September 30, 2019 was $39.6 million compared to $20.2 million for the same period of 2018, an increase of $19.4 million. Higher sales volumes in 2019 contributed $16.7 million to the overall increase along with pricing increases of $1.7 million and productivity improvements and cost reductions generated $12.0 million. These increases were partially offset by decreases of $6.6 million due to the mix of products sold in 2019, a $4.4 million increase in marketing, administrative and research and development costs, and supplier increases of $0.1 million in 2019.

Emergency Response Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%

Sales	$64,241	100.0%	$60,263	100.0%

Adjusted EBITDA	(1,063)	(1.7)%	601	1.0%

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%

Sales	$194,260	100.0%	$186,591	100.0%

Adjusted EBITDA	(2,243)	(1.2)%	2,038	1.1%

Segment assets	136,759		139,060

Comparison of the Three-Month Periods Ended September 30, 2019 and 2018

Sales in our Emergency Response Vehicles segment were $64.2 million in the third quarter of 2019, compared to $60.3 million in the same period of 2018, an increase of $3.9 million or 6.6%. Higher unit volume and pricing changes resulted in increases of $3.4 million and $0.5 million, respectively in 2019 revenue.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(1.1) million in the third quarter of 2019, compared to $0.6 million in the third quarter of 2018, a decrease of $1.7 million. This decrease was driven by $0.6 million for volume and product mix and $1.6 million for supplier and other cost increases. The overall decrease was partially offset by $0.5 million in pricing increases.

Comparison of the Nine-Month Periods Ended September 30, 2019 and 2018

Sales in our Emergency Response Vehicles segment were $194.3 million in the nine months ended September 30, 2019 compared to $186.6 million in the same period of 2018, an increase of $7.7 million or 4.1%. Higher unit sales volume accounted for $5.5 million of the increase. An additional $2.2 million increase in sales is attributable to pricing changes realized in 2019.

Adjusted EBITDA for our Emergency Response Vehicles segment was $(2.2) million in the nine months ended September 30, 2019, compared to $2.0 million in the same period of 2018, a decrease of $4.3 million. This change was driven by a $3.3 million decrease relating to lower volume and product mix, $4.0 million in supplier and other cost increases and $0.3 million in restructuring and other costs. These reductions were partially offset by a $1.1 million decrease in acquisition adjustments and a $2.2 million increase due to pricing changes.

Specialty Chassis and Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2019		2018
	Amount	%	Amount	%

Sales	$45,116	100.0%	$51,675	100.0%

Adjusted EBITDA	4,079	9.0%	5,919	11.4%

	Nine Months Ended September 30,
	2019		2018
	Amount	%	Amount	%

Sales	$138,516	100.0%	$147,390	100.0%

Adjusted EBITDA	14,128	10.2%	13,431	9.1%

Segment assets	159,295		41,545

Comparison of the Three-Month Periods Ended September 30, 2019 and 2018

Sales in our Specialty Chassis and Vehicles segment were $45.1 million in the third quarter of 2019, compared to $51.7 million in 2018, a decrease of $6.6 million or 12.7%. This decrease was driven by a decrease of $5.8 million in motor home chassis sales and $4.6 million in other specialty chassis and vehicles due to lower unit volume. This decrease was partially offset by sales attributable to the Royal acquisition of $3.8 million.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the third quarter of 2019 was $4.1 million, compared to $5.9 million in the same period of 2018, a decrease of $1.8 million, or 31.1%. This decrease was driven by a decrease of $0.1 million in motor home chassis and $2.5 million in other specialty chassis and vehicles. This decrease was partially offset by an increase in EBITDA attributable to the Royal acquisition of $0.8 million.

Comparison of the Nine-Month Periods Ended September 30, 2019 and 2018

Sales in our Specialty Chassis and Vehicles segment were $138.5 million for the nine months ended September 30, 2019, compared to $147.4 million in the same period of 2018, a decrease of $8.9 million or 6.0%. This decrease was driven by a decrease of $13.8 million in motor home chassis sales. This decrease was partially offset by $1.1 million in other specialty chassis and vehicles due to higher unit volume and by sales attributable to the Royal acquisition of $3.8 million.

Adjusted EBITDA for our Specialty Chassis and Vehicles segment for the nine months ended September 30, 2019 was $14.1 million, compared to $13.4 million in the same period of 2018, an increase of $0.7 million or 5.2%. This increase was driven by $1.5 million attributable to other specialty chassis and vehicles and $0.8 million attributable to the Royal acquisition. This increase was partially offset by $1.6 million in motor home chassis.

Financial Condition

Balance Sheet at September 30, 2019 compared to December 31, 2018

For line items impacted by our adoption of the new revenue recognition standard on January 1, 2019, please see “Note 1 – General and Summary of Accounting Policies” in the Notes to Condensed Consolidated Financial Statements contained in Part 1 of this Form 10-Q for further information regarding the impact of this new accounting standard.

Cash decreased by $12.4 million, or 45.3%, to $15.0 million at September 30, 2019 from $27.4 million at December 31, 2018. Please see the discussion of cash flow activity below for more information on our sources and uses of cash in the first nine months of 2019.

Accounts receivable increased by $5.7 million, or 5.3%, to $112.5 million at September 30, 2019, compared to $106.8 million at December 31, 2018. The increase is the result of increases of $3.1 million in Fleet Vehicles and Services, $2.5 million in Specialty Vehicles, and $0.1 million in Emergency Response due to higher sales volume in the latter half of the third quarter of 2019 compared to sales in the latter half of the fourth quarter of 2018.

Inventory increased by $17.9 million, or 25.6%, to $87.9 million at September 30, 2019 compared to $70.0 million at December 31, 2018 as a result of an increase in raw material and work in process inventory driven by the ramp up of production primarily in the Fleet Vehicles and Services segment and inventory acquired from Royal.

Contract assets increased by $13.0 million, or 36.1%, to $49.0 million at September 30, 2019 compared to $36.0 million at December 31, 2018 due to the ramp up in production following our traditional year-end shut down in December.

Accounts payable increased by $7.3 million or 9.6% to $83.7 million at September 30, 2019 compared to $76.4 million at December 31, 2018. The increase due primarily to the timing of payments and the ramp up in other production following our traditional year-end shut down in December.

Accrued warranty increased by $2.0 million or 12.4 % to $18.1 million at September 30, 2019 compared to $16.1 million at December 31, 2018 due to payments for repairs made during the year of $8.3 million, partially offset by $8.5 million for accruals for new warranties.

Accrued compensation and related taxes increased by $6.8 million or 65.0% to $17.4 million at September 30, 2019 compared to $10.5 million at December 31, 2018 due to the increase for employee merit and incentive compensation.

Deposits from customers decreased by $11.3 million or 49.8% to $11.4 million at September 30, 2019 compared to $22.6 million at December 31, 2018 as a result of more deposits applied to invoices than received from customers.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $12.4 million to $15.0 million at September 30, 2019, compared to $27.4 million at December 31, 2018. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $6.2 million of cash from operating activities during the nine months ended September 30, 2019, an increase of $12.2 million from $5.9 million of cash utilized from operations for the nine months ended September 30, 2018.  Cash flow from operating activities increased from 2018 due to a $40.0 million increase in cash generated in the fulfilment of customer orders (including changes in accounts receivable, inventory, contract assets, and customer deposits). This increase was partially offset by a $34.4 million decrease in cash generated through changes in other working capital items, mainly accounts payable and related accruals.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the nine month period ended September 30, 2019.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We utilized $97.2 million in investing activities in the first nine months of 2019, for acquisition of capital assets related to our operations, as well as the acquisition of Royal in September 2019. This is a $89.8 million increase compared to the $7.4 million utilized in the first nine months of 2018.

During the remainder of 2019, we expect to make additional cash capital investments of $3.0 million to $5.0 million, including capital spending for the replacement and upgrades of machinery and equipment used in operations and the implementation of our ERP system.

Cash Flow from Financing Activities

We were provided $78.5 million of cash through financing activities in the first nine months of 2019, compared to $4.5 million utilized in the first nine months of 2018. This increase is mainly due to proceeds from new debt arranged to finance the acquisition of Royal.

Working Capital

Our working capital was as follows (in thousands):

	September 30, 2019	December 31, 2018	Change

Current assets	$287,675	$245,329	$42,346

Current liabilities	167,495	138,097	29,643

Working capital	$120,180	$107,232	$12,703

The increase in our working capital at September 30, 2019 from December 31, 2018, results from changes in accounts receivable, inventory and contract assets, and deposits from customers, which were partially offset by an increase in accounts payable and the current portion of the operating lease liability. Refer to the balance sheet discussion appearing above in Management’s Discussion and Analysis of Financial Condition and Results of Operations for an explanation of the causes of the material changes in working capital line items.

As of September 30, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $16,975 and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Condensed Consolidated Balance Sheets.

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

Debt

On September 9, 2019, the Credit Agreement was amended by a Second Amendment to the Credit Agreement.  The Second Amendment increased the revolving credit facility by $25.0 million, decreased future increases by $25.0 million, increased the availability of swing line loans by $5.0 million and joined Royal as a borrower.  Under the Credit Agreement, as amended by the Second Amendment, the Company may borrow up to $175.0 million and may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $20.0 million (subsequently increased to $30.0 million), subject to certain limitations and restrictions.

On September 25, 2019, the Credit Agreement was amended by a Third Amendment to the Credit Agreement.  The Third Amendment increased the availability of swing line loans by $10.0 million. Under the Credit Agreement, as amended by the Second Amendment and the Third Amendment, the Company may borrow up to $175.0 million and may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $30.0 million, subject to certain limitations and restrictions.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20.0 million. At September 30, 2019 and December 31, 2018, we had outstanding letters of credit totaling $0.7 million and $0.9 million, respectively, related to certain emergency response vehicle contracts and our workers compensation insurance.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $41.2 million and $86.4 million at September 30, 2019 and December 31, 2018, respectively.  The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales. At September 30, 2019 and December 31, 2018, we were in compliance with all covenants in the Credit Agreement.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At September 30, 2019 there were 0.8 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us approximately $14.1 million based on the closing price of our stock on October 31, 2019. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

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

Goodwill and Other Indefinite-Lived Intangible Assets

In accordance with authoritative guidance on goodwill and other indefinite-lived intangible assets, such assets are tested for impairment at least annually and written down when and to the extent impaired. We perform our annual impairment test for goodwill and indefinite-lived intangible assets as of October 1 of each year, which effectively means we are performing the test in the fourth quarter, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value.

At September 30, 2019 and December 31, 2018, we had recorded goodwill at our Fleet Vehicles and Services, Emergency Response Vehicles and Specialty Chassis and Vehicles reportable segments. The Fleet Vehicles and Services and Emergency Response Vehicles reportable segments were determined to be reporting units for goodwill impairment testing, while the reporting unit for the goodwill recorded in the Specialty Chassis and Vehicles segment was determined to be limited to the Reach Manufacturing component of that reportable segment. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2018 using a discounted cash flow valuation, except for SRUS which is included in the Fleet Vehicles and Services segment and was recently acquired in December 2018 and Royal which is included in the Specialty Chassis and Vehicles segment and was recently acquired in September 2019.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of September 30, 2019, consisted of our Utilimaster, Smeal and Royal Truck Body trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster, Smeal and Royal Truck Body branded products, business trends, prospects and market and economic conditions.

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

The acquired Utilimaster and Smeal trade names have indefinite lives as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair values of our Utilimaster and Smeal trade names exceeded their associated carrying values of $2.9 million and $2.4 million respectively, by 1,758% and 269%, respectively, as of October 1, 2018. Accordingly, there was no impairment recorded on these trade names. Based on the discounted cash flow valuations at October 1, 2018, an increase in the WACC used for these impairment analyses of 400 basis points would not result in impairment in the trade names. The recently acquired Royal Truck Body trade name has an indefinite life as it is anticipated that it will contribute to our cash flows indefinitely.

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

See Note 1, General and Summary of Accounting Policies, in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2018 for further details on our goodwill and indefinite-lived intangible assets.

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

Interest rate risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2019, we had $107.5 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $1.1 million on an annualized basis for the floating rate debt that we incurred in September 2019 for the acquisition of Royal and January 2017 for the acquisition of Smeal. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. Changes in input costs have impacted our results for the three and nine months ended September 30, 2019 and may continue to do so during the remainder of 2019 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and nine months ended September 30, 2019.

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

An evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2019. Based on and as of the time of such evaluation, our management, including the Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting were identified as having occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended September 30, 2019, no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1 to July 31	-	$-	-	808,994
August 1 to August 31	-	-	-	808,994
September 1 to September 30	-	-	-	808,994
Total	-	$-	-	808,994

(1)	This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board authorization described above.

During the quarter ended September 30, 2019, no shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1

Unit Purchase Agreement, dated as of September 9, 2019, by and among Spartan Motors USA, Inc., Fortress Resources, LLC D/B/A Royal Truck Body, the owners of Fortress Resources, LLC, and Dudley D. De Zonia.

10.2	Second Amendment to Credit Agreement, dated September 9, 2019, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.3

Third Amendment to Credit Agreement, dated September 25, 2019, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

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

Date: November 12, 2019	SPARTAN MOTORS, INC.

	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer and Treasurer (Principal Financial and Accounting Officer)