Form 10-K
period 2019-12-31
SPARTAN MOTORS INC
filed 2020-03-16
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2019
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class Common Stock, $.01 Par Value	Trading Symbol(s) SPAR	Name of Each Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒      No ☐

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

Yes ☐    No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter: $372,242,152.

The number of shares outstanding of the registrant’s Common Stock, $.01 par value, as of February 28, 2020: 35,427,976 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 20, 2020 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019 are incorporated by reference in Part III.

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

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan. As used herein, the term “Company”, “we”, “us” or “our” refers to Spartan Motors, Inc. and its subsidiaries unless designated or identified otherwise.

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Union City and Roseville, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our product portfolio gives us access to multiple differentiated markets and corresponding customer bases which help to mitigate the impact of business cycles. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment upfit services in our Fleet Vehicles and Services segment, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market, are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

Acquisition of Royal Truck Body

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”) for $89.4 million in cash, subject to certain post-closing adjustments. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allows us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Chassis and Vehicle segment. See “Note 3 – Acquisition Activities” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of this transaction.

Divestiture of the Emergency Response and Vehicle Business

On February 1, 2020, the Company completed the sale of its Emergency Response and Vehicle (“ERV”) business for $55 million in cash, subject to certain post-closing adjustments. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture will allow us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See “Note 2 – Discontinued Operations” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of this transaction.

Unless noted otherwise, the data in this Form 10-K reflects our continuing operations and, therefore, excludes the performance of our prior ERV business. Over the past five years our sales have increased by $399.3 million, a compound annual growth rate (CAGR) of 20.6%, while income (loss) from continuing operations and adjusted EBITDA have grown by $36.7 million and $44.0 million, respectively. Please see the reconciliation of income (loss) from continuing operations to adjusted EBITDA below.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services ("FVS") and Specialty Chassis and Vehicles (“SCV”). For certain financial information related to each segment, see "Note 18 – Business Segments" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. Sales by segment is as follows:

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries through our Bristol, Indiana; Ephrata, Pennsylvania; North Charleston, South Carolina; Charlotte, Michigan and Montebello, California locations. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Utilimaster Upfit Services and Strobes-R-Us go-to-market brands, through our manufacturing operations in Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach, Florida; and Saltillo, Mexico. Our Fleet Vehicles and Services segment employed 2,097 associates as of December 31, 2019, of which 838 were contracted associates.

We offer fleet vehicles in class 1 through 7, the largest range of product offerings among our competitors.

Class 1	Class 2	Class 3	Class 4

Class 5	Class 6	Class 7

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

Reach®

The Reach is a smaller, more nimble walk-in van. Built on an Isuzu chassis, which has been electrified by Cummings and available in lengths of 12 or 14 feet, the Reach offers a versatile cargo area with integrated logistics tracks allowing for a tailored upfit through either pre-designed vocational or completely custom packages.

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

Specialty Upfit We install specialty interior and exterior upfit equipment for walk-in vans, truck bodies and passenger vans for added safety, cargo handling efficiency, and vocational functionality.

Parts and Accessories We provide a full line of parts and accessories for our walk-in vans and truck bodies.

Marketing

We market our commercial vehicles, including walk-in vans, cutaway vans and truck bodies, under the Aeromaster®, Velocity, Ultimate, Trademaster®, Metromaster®, Utilivan®, Utilimaster Upfit Services and Reach brand names. We sell our fleet vehicles to leasing companies, national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and Canada. We also market our truck bodies direct to retail customers in select markets. We provide aftermarket support, including parts sales and field service, to all of our fleet vehicle customers through our Customer Service Department located in Bristol, Indiana, which maintains the only online parts resource among the major delivery vehicle manufacturers. Except in limited circumstances, we do not provide financing to dealers or, fleet or national accounts. We maintain multi-year supply agreements with certain key fleet customers in the parcel and linen/uniform rental industries.

Manufacturing

We are implementing the Spartan Production System, lean manufacturing and continuous improvement to all of our fleet vehicle operations in order to maximize efficiency and reduce costs. We manufacture walk-in vans at our Bristol, Indiana facility and truck bodies at our Ephrata, Pennsylvania; Montebello, California; and Charlotte, Michigan facilities. We have dedicated facilities at Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach, Florida; and Saltillo, Mexico aligned with our commercial and OEM customers for the installation of upfit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high- and low-skilled tradespeople and assemblers. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Specialty Chassis and Vehicles Segment

Our Specialty Chassis and Vehicles segment operates out of our Charlotte, Michigan facility where we engineer and manufacture luxury Class A diesel motor home chassis, manufacture our Reach walk-in van, provide contract assembly of defense vehicles and specialty vehicles and other commercial vehicles, and distribute related aftermarket parts and accessories. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and accessories. In addition, beginning in September 2019 with our acquisition of Royal, the Specialty Chassis and Vehicles segment includes operations in Carson, Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. The Specialty Chassis and Vehicles segment employed 551 associates as of December 31, 2019, of which 116 were contracted associates.

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

Service Truck Bodies We manufacture and assemble truck body options for a variety of trades, service truck bodies, stake body trucks, contractor trucks and dump bed trucks.

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

Manufacturing

Our motor home chassis and specialty manufacturing operations benefit from implementing the Spartan Production System, lean manufacturing and continuous improvement to bring efficiency and cost reduction throughout our Specialty Chassis and Vehicles segment. We manufacture motor home chassis, drill rigs, military vehicles and specialty bus chassis on non-automated assembly lines. We assemble Isuzu N-gas and F-series chassis on high-volume assembly lines that utilize a variety of state-of-the-art automation and testing equipment.

Competition

The principal methods we use to build competitive advantages include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. We employ a solutions-based approach to offer specialized products tailored to customer needs across the spectrum of our products. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Our competition in the fleet vehicle market ranges from one large manufacturer in the walk-in van market to a number of smaller manufacturers in the truck body and equipment upfit markets. Our competitors in the specialty vehicle market are principally large multi-product line manufacturers of specialty and heavy-duty vehicles.

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

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering team of nearly 100 technical professionals is looking past “current practices” and “best practices” to deliver “next practices” for our customers and shareholders. Our engineering group is organized as a unified team serving one goal throughout the company: to deliver world class products and manufacturing processes regardless of product line or location, a concept that we refer to as “One Spartan Engineering”. The team balances the synergies of One Spartan Engineering with fully integrated teams dedicated to product line specialization. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $4.9 million, $3.7 million and $3.6 million on research and development in 2019, 2018, and 2017, respectively.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to twenty years, following the date of sale. With the use of validation testing, predictive analysis tools and engineering and design standards, we strive to continuously improve product quality and durability, and reduce our exposure to warranty claims. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see "Note 12 – Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 23 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment and we have 14 pending patent applications in the United States. The existing patents will expire on various dates from 2020 through 2033 and all are subject to payment of required maintenance fees. We also own 109 federal, state and international trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various pending trademark applications.

We believe our products are identified by our trademarks and that our trademarks are valuable assets to both of our business segments. We are not aware of any infringing uses or any prior claims of ownership of our trademarks that could materially affect our business. It is our policy to pursue registration of our primary marks whenever possible and to vigorously defend our patents, trademarks and other proprietary marks against infringement or other threats to the greatest extent practicable under applicable laws.

Environmental Matters

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on our capital expenditures, earnings or competitive position.

Spartan believes in the preservation of the environment because it leads to a safer, healthier world for today and in the future. In addition to the various product offerings provided by Spartan, alternative fuel specialty vehicles are offered to help reduce pollutant emissions. Spartan also subscribes to environmentally conscious manufacturing practices while working to obtain ISO 14001 certification for some locations by the end of 2020, and other locations in 2021, and strongly encourages its suppliers to have similar manufacturing philosophies. Spartan recycles waste in many aspects of our daily operations and in the office.

Associates

We employed 2,724 associates as of December 31, 2019 in our continuing operations, substantially all of which are full-time, including 956 contracted associates. Management considers its relations with associates to be positive. Our production processes employ a combination of high- and low-skilled tradespeople and assemblers involved in body, electrical, mechanical, paint, and assembly operations.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2019 accounted for 68.1% of our sales. Sales to customers that individually exceeded 10% of our consolidated sales for 2019, 2018 and 2017 are detailed in the chart below.

Year	Customer	Sales ($ millions)	Percentage of consolidated sales	Segment
2019	Amazon	$173.0	22.9%	FVS
2019	USPS	$113.8	15.0%	FVS

2018	USPS	$81.7	14.3%	FVS
2018	Jayco, Inc.	$73.4	12.9%	SCV
2018	Newmar Corporation	$70.5	12.4%	SCV
2018	Isuzu	$69.1	12.1%	FVS and SCV

2017	Jayco, Inc.	$64.9	16.0%	SCV
2017	Newmar Corporation	$53.6	13.3%	SCV

We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $21.4 million, $21.2 million and $13.4 million for the years ended December 31, 2019, 2018 and 2017, respectively, or 2.8%, 3.7% and 3.3%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2019	December 31, 2018	Increase/(decrease)
FVS	$305,876	$218,775	$87,101
SCV	30,734	37,656	(6,922)
Total consolidated	$336,610	$256,431	$80,179

Our FVS backlog increased by $87.1 million, or 39.8%, driven by new orders for walk-in vans offset by the build out of the USPS contract that originated in 2017. Our SCV segment backlog decreased by $6.9 million, or 18.4%, due to a reduction in Class A diesel motor home market demand.

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

Non-GAAP Financial Measure

This report contains adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. In the fourth quarter of 2019, in connection with the divestiture of our ERV business, we refined the definition of adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations. Adjusted EBITDA for all prior years presented has been recast to conform to the current presentation.

We present the non-GAAP measure adjusted EBITDA because we consider it to be an important supplemental measure of our performance. The presentation of adjusted EBITDA enables investors to better understand our operations by removing items that we believe are not representative of our continuing operations and may distort our longer-term operating trends. We believe this measure to be useful to improve the comparability of our results from period to period and with our competitors, as well as to show ongoing results from operations distinct from items that are infrequent or not indicative of our continuing operating performance. We believe that presenting this non-GAAP measure is useful to investors because it permits investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our historical performance. We believe that the presentation of this non-GAAP measure, when considered together with the corresponding GAAP financial measures and the reconciliations to that measure, provides investors with additional understanding of the factors and trends affecting our business than could be obtained in the absence of this disclosure.

Our management uses adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual and long-term incentive compensation for our management team.

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	2019	2018	2017	2016	2015
Income from continuing operations	$36,790	$18,116	$17,471	$18,273	$149
Net (income) loss attributable to non-controlling interest	(140)	-	1	7	-
Interest expense	1,839	1,080	864	410	365
Income tax	10,355	3,334	2,382	6,645	13,366
Depreciation and amortization	6,073	6,214	6,032	5,215	4,959
Restructuring and other related charges	316	662	798	-	-
Acquisition related expenses and adjustments	3,531	1,952	588	14	-
Non-cash stock-based compensation expense	5,281	4,027	3,536	1,536	1,198
Adjusted EBITDA	$64,045	$35,385	$31,672	$32,100	$20,037

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available, free of charge, on our internet website (www.SpartanMotors.com) as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission ("SEC").

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

General economic, market, and/or political conditions, whether on a global, national, or more regional scale, could have a negative effect on our business.

Concerns regarding acts of terrorism, armed conflicts, natural disasters, budget shortfalls, cyber events, civil unrest, governmental actions, and epidemics have in the past and could in the future create significant uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motor home markets), shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented. An economic recession, whether resulting from one of these events or others, would have a material adverse impact on our financial condition and results of operations.

Our efforts to remediate a material weakness in our internal control over financial reporting may not be as effective as we currently expect and, in any event, will result in increased costs in the short-term.

As disclosed under Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to a material weakness in our internal control over financial reporting. As disclosed in more detail in Item 9A below, the material weakness relates to our processes for recognizing revenue within our FVS business unit.

By definition, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that our consolidated financial statements included within this Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with GAAP. However, if not effectively and timely corrected, the deficiencies noted in our assessment of the effectiveness of our internal controls as of December 31, 2019 present the risk that future financial statements could contain a material misstatement.

We have already started to implement efforts to remediate these deficiencies and expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020. However, if our remediation efforts take longer than expected or are more difficult to implement than expected, we continue to run the risk of a misstatement of our financial statements. And, even if our remediation efforts are effective, they will result in certain increased costs and expenses, which will negatively impact our near-term financial performance.

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

The divestiture of our emergency response business could negatively impact our future financial performance.

Effective February 1, 2020, we completed the sale of our Emergency Response and Vehicle (“ERV”) business. Certain aspects of the ERV business were integrated with our continuing operations, including certain information technology, purchasing, human resources, and finance functions and certain physical operations at our Charlotte, Michigan facility. The full separation of the ERV business from our continuing operations and the transition of all aspects of that business to the buyer is expected to take 12 months or more. We expect to incur additional costs and expenses to complete the transition of that business, and we also expect the full separation and transition of that business to divert resources, including certain of our personnel and management resources, away from our continuing operations. Significant systems separation is required to clone, test, cleanse data and support the applications for both the purchaser and our future business during the Transitional Services Agreement. All of these activities represent risk to the ongoing business as well as divert IT resources during this process. In addition, as is generally the case with the sale of a business, we could incur exposure to claims from the purchaser of the ERV business pursuant to the terms and conditions of the purchase agreement. One or more of these matters could have a negative impact on our future financial performance.

Re-configuration or relocation of our production operations could negatively impact our earnings.

We may, from time to time, re-configure our production lines or relocate production of products between buildings or locations or to new locations in order to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies. Costs incurred to effect these re-configurations or re-locations may exceed our estimates, and efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

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

However, disruption of dealer coverage within a specific local market could have an adverse impact on our business within the affected market. The loss or termination of a significant number of dealers could cause difficulties in marketing and distributing our products and have an adverse effect on our business, operating results or financial condition. In the event that a dealer in a strategic market experiences financial difficulty, we may choose to provide financial support such as extending credit to a dealership, reducing the risk of disruption, but increasing our financial exposure.

We may not be able to successfully implement and manage our growth strategy.

Our growth strategy includes expanding existing market share through product innovation, continued expansion into industrial and global markets and merger or acquisition related activities. We believe our future success depends in part on our research and development and engineering efforts, our ability to manufacture or source the products and customer acceptance of our products. As it relates to new markets, our success also depends on our ability to create and implement local supply chain, sales and distribution strategies to reach these markets.

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

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, changes in labor rates and practices, and increases in tariffs or similar restrictions on materials we import. Increases in costs of raw materials used in our products could affect the cost of our supply materials and components, as rising steel and aluminum prices as well as increased tariffs have impacted the cost of certain of our manufacturing components. Although we attempt to mitigate the effect of any escalation in components, labor costs, and tariffs by negotiating with current or new suppliers and by increasing productivity or, where possible, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts, labor rates, and/or tariffs increase, and we are unable to pass on those increases to our customers. Even if we were able to offset higher manufacturing costs by increasing the sales prices of our products, the realization of any such increases often lags the rise in manufacturing costs, especially in our operations, due in part to our commitment to give our customers and dealers price protection with respect to previously placed customer orders.

Disruption of our supply base could affect our ability to obtain component parts.

We increasingly rely on component parts from global sources in order to manufacture our products. Disruption of this supply base due to international political events, natural disasters, the recent outbreak of coronavirus or other factors could affect our ability to obtain component parts at acceptable prices, or at all, and have a negative impact on our sales, results of operations and financial position.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. There were two customers that accounted for 10 percent or greater of consolidated sales in 2019.

We depend on a small group of suppliers for some of our components, and the loss of any of these suppliers could affect our ability to obtain components at competitive prices, which would decrease our sales or earnings.

Most chassis and specialty vehicle commodity components are readily available from a variety of sources. However, a few proprietary or specialty components are produced by a small group of suppliers.

In addition, we generally do not purchase chassis for our delivery vehicles.  Rather, we accept shipments of vehicle chassis owned by dealers or end-users for the purpose of installing and/or manufacturing our specialized truck bodies on such chassis.  There are four primary sources for commercial chassis, and we have established relationships with all major chassis manufacturers.

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

Certain U.S. tax laws currently afford favorable tax treatment for financing the purchase of recreational vehicles that are used as the equivalent of second homes. These laws and regulations have historically been amended frequently, and it is likely that further amendments and additional regulations will be applicable to us and our products in the future. Amendments to these laws and regulations and the implementation of new regulations could have a material adverse effect on our results of operations.

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

Our businesses are cyclical, and this can lead to fluctuations in our operating results.

The industries in which we operate are highly cyclical and there can be substantial fluctuations in our manufacturing, shipments and operating results, and the results for any prior period may not be indicative of results for any future period. Companies within these industries are subject to volatility in operating results due to external factors such as economic, demographic and political changes. Factors affecting the manufacture of chassis, specialty vehicles, delivery vehicles and other of our products include but are not limited to:

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

In the ordinary course of business, customers are granted terms related to the sale of goods and services delivered to them. These terms typically include a period between when the goods and services are tendered for delivery to the customer and when the customer needs to pay for these goods and services. The amounts due under these payment terms are listed as accounts receivable on our balance sheet. Prior to collection of these accounts receivable, our customers could encounter drops in sales, unexpected increases in expenses, or other factors which could impact their ability to continue as a going concern and which could affect the collectability of these amounts. Writing off uncollectible accounts receivable could have a material adverse effect on our earnings and cash flow as we have major customers with material accounts receivable balances at any given time.

Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a security breach.

We rely on our information technology systems to effectively manage our business data, communications, supply chain, product engineering, manufacturing, accounting and other business processes. While we believe we have robust processes in place to protect our information technology systems, if these systems are damaged, cease to function properly or are subject to a cyber-security breach such as ransomware, phishing, infection with viruses or intentional attacks aimed at theft or destruction of sensitive data, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition may be adversely affected.

Like most corporations, our information systems are a target of attacks.  In addition, third-party providers of data hosting or cloud services, as well as our suppliers, may experience cyber-security incidents that may involve data we share with them. Although the incidents that we have experienced to date have not had a material effect on our business, financial condition or results of operations, there can be no assurance that such incidents will not have a material adverse effect on us in the future. In order to address risks to our information systems, we continue to make investments in personnel, technologies and training of personnel.

Implementing new information systems could interfere with our business or operations.

We are in the process of implementing new information systems infrastructure and applications that impact multiple locations. These projects require significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many associates and managers who would otherwise be focused on other aspects of our business. Should the systems not be implemented successfully, we may incur impairment charges that could materially impact our financial results. If the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

Risks associated with international sales and contracts could have a negative effect on our business.

In 2019, 2018 and 2017 we derived 2.8%, 3.7% and 3.3% of our revenue from sales to, or related to, end customers outside the United States. We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows.  If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position. See “Note 2 – Discontinued Operations” and “Note 7 – Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of goodwill, intangibles and other long-lived assets.

Our stock price has been and may continue to be volatile, which may result in losses to our shareholders.

The market price of our common stock has been and may continue to be subject to wide fluctuations in response to, among other things, quarterly fluctuations in operating results, a failure to meet published estimates of or changes in earnings estimates by securities analysts, sales of common stock by existing stockholders, loss of key personnel, market conditions in our industries, shortages of key product inventory components and general economic conditions.

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

We have 12 company-owned and 26 leased locations, of which our Fleet Vehicle and Services segment operates in 18 locations and our Specialty Chassis and Vehicles segment operates in 18 locations. We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. In 2019, our manufacturing plants, taken as a whole, operated moderately below capacity. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings.

At December 31, 2019, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

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

The following table sets forth the high and low sale prices for our common stock for the periods indicated, all as reported by the NASDAQ Global Select Market:

	High	Low
Year Ended December 31, 2019:
Fourth Quarter	$19.31	$13.18
Third Quarter	14.32	9.63
Second Quarter	11.05	8.38
First Quarter	9.68	7.11

Year Ended December 31, 2018:
Fourth Quarter	$14.86	$6.70
Third Quarter	16.10	13.35
Second Quarter	19.45	14.15
First Quarter	18.35	13.05

We paid dividends on our outstanding common shares in 2019, 2018 and 2017 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	$0.05

May 6, 2019	May 17, 2019	June 17, 2019	0.05

Oct. 24, 2018	Nov. 14, 2018	Dec. 14, 2018	0.05

May 2, 2018	May 15, 2018	June 15, 2018	0.05

Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	0.05

May 2, 2017	May 15, 2017	June 15, 2017	0.05

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 28, 2020 was 292. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index and company-selected peer group for the period beginning on December 31, 2014 and ending on the last day of 2019. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index and the company-selected peer groups on December 31, 2014, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2014 to December 31, 2019, is not necessarily indicative of future results.

The company-selected peer groups were determined based on custom peer groups of companies against whom we compete for sales or management talent, that were identified for the purpose of benchmarking executive officer compensation in 2018 (the “2018 Peer Group”) and 2014 (the “2014 Peer Group”). The change in peer groups was primarily due to changes that have occurred since 2014 in our business mix and that of the companies that make up the 2014 Peer Group. The 2018 Peer Group consists of durable goods manufacturers with revenues ranging from one-half to double that of the Company, and includes: Alamo Group, Inc.; Altra Industrial Motion Corp.; Blue Bird Corp.; Columbus McKinnon Corp.; Commercial Vehicle Group, Inc.; Douglas Dynamics, Inc.; ESCO Technologies, Inc.; Federal Signal Corp.; LCI Industries, Inc.; Methode Electronics, Inc.; Miller Industries, Inc.; Shiloh Industries, Inc.; Standard Motor Products; The Manitowoc Company, Inc.; Wabash National Corp.; and Winnebago Industries, Inc. The 2014 Peer Group consists of companies in the specialty manufacturing and automotive industries, and includes: Alamo Group, Inc.; Altra Industrial Motion Corp.; Commercial Vehicle Group, Inc.; ESCO Technologies, Inc.; Federal Signal Corp.; LCI Industries, Inc.; Methode Electronics, Inc.; Miller Industries, Inc.; Shiloh Industries, Inc.; Standard Motor Products, Inc.; Twin Disc, Inc.; and Winnebago Industries, Inc.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Spartan Motors, Inc.	$100.00	$60.50	$182.60	$313.68	$145.36	$366.53
NASDAQ Stock Market	$100.00	$106.99	$116.42	$150.60	$146.15	$198.45
2018 Peer Group	$100.00	$89.91	$135.24	$171.64	$118.25	$176.17
2014 Peer Group	$100.00	$96.44	$141.32	$174.70	$121.30	$185.39

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At December 31, 2019 there were 0.8 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us $11.9 million based on the closing price of our stock on February 28, 2020. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

During the quarter ended December 31, 2019, no shares were repurchased under this authorization. A summary of our purchases of our common stock during the fourth quarter of fiscal year 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 2019	-	$-	-	808,994
November 2019	-	-	-	808,994
December 2019	-	-	-	808,994
Total	-	$-	-	808,994

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2019 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2019	2018	2017	2016	2015
Sales	$756,542	$570,527	$404,248	$407,795	$357,195
Cost of products sold	639,509	497,370	341,176	343,896	311,982
Restructuring charges	6	13	120	-	-
Gross profit	117,027	73,144	62,952	63,899	45,213
Operating expenses:
Research and development	4,864	3,771	3,596	4,870	3,326
Selling, general and administrative	64,473	46,206	39,329	34,330	29,080
Restructuring charges	76	649	678	-	-
Operating income	47,614	22,518	19,349	24,699	12,807
Other (expense) income, net	(469)	(1,068)	504	219	708
Income before taxes	47,145	21,450	19,853	24,918	13,515
Income tax expense	10,355	3,334	2,382	6,645	13,366
Income from continuing operations	36,790	18,116	17,471	18,273	149
Loss from discontinued operations, net of income taxes	(49,216)	(3,104)	(1,537)	(9,670)	(17,121)
(Loss) income	(12,426)	15,012	15,934	8,603	(16,972)
Less: income (loss) attributable to non-controlling interest	140	-	(1)	(7)	-
(Loss) income attributable to Spartan Motors, Inc.	$(12,566)	$15,012	$15,935	$8,610	$(16,972)
Basic earnings (loss) per share attributable to Spartan Motors, Inc.:

Continuing operations	$1.03	$0.52	$0.50	$0.53	$-
Discontinued operations	(1.39)	(0.09)	(0.04)	(0.28)	(0.50)
Basic earnings per share	$(0.36)	$0.43	$0.46	$0.25	$(0.50)

Diluted earnings (loss) per share attributable to Spartan Motors, Inc.:

Continuing operations	$1.03	$0.52	$0.50	$0.53	$-
Discontinued operations	(1.39)	(0.09)	(0.04)	(0.28)	(0.50)
Diluted earnings per share	$(0.36)	$0.43	$0.46	$0.25	$(0.50)

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10
Basic weighted average common shares outstanding	35,318	35,187	34,949	34,405	33,826
Diluted weighted average common shares outstanding	35,416	35,187	34,949	34,405	33,826
Balance Sheet Data:
Total assets	450,537	353,784	301,164	243,294	228,151
Long-term debt, including current portion	88,847	25,607	17,989	139	5,187
Shareholders’ equity	171,747	186,082	168,269	152,952	148,491

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Spartan Motors, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail, and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Union City and Roseville, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our diversification across several product lines provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment upfit services in our Fleet Vehicles and Services segment and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

On February 1, 2020, the Company completed the sale of its Emergency Response and Vehicle (“ERV”) business for $55 million in cash, subject to certain post-closing adjustments. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture will allow us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See “Note 2 – Discontinued Operations” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of this transaction.

Executive Overview

●	Sales of $756.5 million in 2019, compared to $570.5 million in 2018.
●	Gross margin of 15.5% in 2019, compared to 12.8% in 2018.
●	Operating expense of $69.4 million, or 9.2% of sales in 2019, compared to $50.6 million or 8.9% of sales in 2018.
●	Operating income of $47.6 million in 2019, compared to $22.5 million in 2018.
●	Income tax expense of $10.4 million in 2019, compared to $3.3 million in 2018.
●	Income from continuing operations of $36.8 million in 2019, compared to $18.1 million in 2018.
●	Earnings per share from continuing operations of $1.03 in 2019, compared to $0.52 in 2018.
●	Operating cash flow of $34.2 million in 2019, compared to $8.0 million in 2018.
●	Order backlog of $336.6 million at December 31, 2019, compared to $256.4 million at December 31, 2018.

The following table shows our sales by market for the years ended December 31, 2019, 2018 and 2017 as a percentage of total sales:

	2019	2018	2017
Fleet vehicles	66.6%	52.2%	51.4%
Motor home chassis	16.8%	26.2%	30.8%
Other vehicles	5.7%	3.9%	4.6%
Aftermarket parts and accessories	10.9%	17.7%	13.2%
Total sales	100.0%	100.0%	100.0%

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

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets we serve. Some of our recent innovations and strategic developments include:

●

Innovative product offerings such as the purpose-built upfit featuring vehicle flooring with integrated mounting for the Ford Transit 130" wheelbase cargo van, which is built to withstand tough conditions, endure extra payload, and offer a quiet ride. The product boasts multiple storage and shelving options, as well as LED lights, a maximum-view partition, and a double-clamp ladder rack.

●

Our alliance with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides us with exclusive access to Motiv’s EPIC™ all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans. This alliance demonstrates our ability to innovate and advance the markets we serve, and places us ahead of the curve in the electric vehicle (EV) fleet market.

●

Our expansion into the equipment upfit market for vehicles used in the parcel delivery, trades and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

●

The introduction of our refrigeration technology, which demonstrates our ability to apply the latest technical advancements with our unique understanding of last-mile delivery optimization. Utilimaster's Work-Driven Design™ process provides best-in-class conversion solutions in walk-in vans, truck bodies, and cargo van vehicles. The refrigerated van is upfitted to optimally preserve cold cargo quality while offering customizations such as removable bulkheads and optional thermal curtains. The multi-temperature solution requires no additional fuel source, so it can serve a wide variety of categories from food and grocery to time and temperature sensitive healthcare deliveries.

●

The introduction of the K3 605 chassis. The K3 605 is equipped with Spartan Connected Coach, a technology bundle featuring the new digital dash display and keyless push-button start. It also features Spartan's Advanced Protection System, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul, and factory chassis-integrated air supply for tow vehicle braking systems.

●

The introduction of Spartan Safe Haul. Spartan Safe Haul is the motor home industry’s only chassis-integrated air supply for tow vehicle braking systems, available on Spartan Class A motor home chassis for the 2019 model year.

●

Spartan Connected Coach, a technology bundle for our motor home chassis that includes a 15-inch digital dash displaying gauge functions, tire pressure monitoring, blind spot indicators, navigation, and other information. Spartan Connected Coach also offers passive keyless start and adjustable Adaptive Cruise Control and brings proven automotive technology to the RV market.

●	The strength of our balance sheet, which includes robust working capital and access to credit through our revolving line of credit.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The following table sets forth, for the periods indicated, the components of our consolidated statements of operations, as a percentage of sales (percentages may not sum due to rounding):

	Year Ended December 31,
	2019	2018	2017
Sales	100.0	100.0	100.0
Cost of products sold	84.5	87.2	84.4
Gross profit	15.5	12.8	15.6
Operating expenses:
Research and development	0.7	0.7	0.9
Selling, general and administrative	8.5	8.1	9.7
Restructuring charges	0.0	0.1	0.2
Operating income	6.3	3.9	4.8
Other (expense) income, net	(0.1)	(0.2)	0.1
Income from continuing operations before income taxes	6.2	3.7	4.9
Income tax expense	1.4	0.6	0.6
Income from continuing operations	4.8	3.1	4.3
Loss from discontinued operations, net of income taxes	(6.5)	(0.5)	(0.4)
Non-controlling interest	-	-	-

Net (loss) income attributable to Spartan Motors, Inc.	(1.7)	2.6	3.9

Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Sales

Consolidated sales for the year ended December 31, 2019 increased by $186.0 million, or 32.6% to $756.5 million from $570.5 million in 2018. Sales in our FVS segment increased by $188.3 million, due to an increase in vehicle sales of $185.0 million in 2019 and $3.3 million due to favorable pricing. Sales in our SCV segment decreased by $7.3 million driven by lower sales of $28.5 million in motor home chassis and other specialty chassis and vehicle sales, partially offset by sales attributable to the Royal acquisition of $17.0 million and favorable pricing of $4.2 million. Inter-segment eliminations increased $5.0 million. These changes in sales are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold increased by $142.1 million, or 28.6%, to $639.5 million for the year ended December 31, 2019 from $497.4 million in 2018, primarily due to increased sales volume in 2019. Cost of products sold increased by $144.6 million due to higher sales volume and by $5.6 million due to product mix. These increases were partially offset by decreases of $8.2 million due to productivity improvements and cost reductions in 2019. As a percentage of sales, cost of products sold decreased to 84.5% in 2019, compared to 87.2% in 2018.

Gross Profit

Gross profit increased by $43.9 million, or 60.0%, to $117.0 million in 2019 from $73.1 million in 2018. The increase was due to favorable volume of $23.2 million, pricing improvements of $7.5 million and productivity and cost reductions of $13.2 million. Gross margin increased to 15.5% in 2019 from 12.8% over the year ended in 2018 due to the items mentioned above.

Operating Expenses

Operating expenses for the year ended December 31, 2019 increased by $18.8 million, or 37.1%, to $69.4 million from $50.6 million in 2018. Research and development expense increased $1.1 million in 2019 due to higher engineering project spending. Selling, general and administrative expense increased by $18.3 million, or 39.5%, to $64.5 million in 2019 from $46.2 million in 2018. This increase was primarily due to $13.2 million in additional salaried associates, annual merit increases and incentive compensation. The remaining increase of $5.1 million related to the expansion of locations and the General Truck Body and Royal Truck Body acquisitions in 2019. Restructuring charges recorded in 2019 decreased $0.5 million compared to 2018 due to decreased severance costs in 2019.

Other Income and Expense

Interest expense for the year ended December 31, 2019 increased by $0.7 million, or 70.3%, to $1.8 million from $1.1 million in 2018. The increase was due primarily to the additional debt incurred for the Royal acquisition. Interest and other income for the year ended December 31, 2019 increased by $1.4 million, or 100%, to $1.4 million from $0.0 million in 2018

Income Tax Expense

Income tax expense for the year ended December 31, 2019 was $10.4 million as compared to the prior year at $3.3 million. Our effective tax rate in 2019 was 22.0%, compared to 15.6% in 2018. As compared to the year ended December 31, 2018, income tax expense incurred in 2019 was greater due to a higher effective tax rate being applied to a higher Income from continuing operations before income taxes amount.

The 2019 effective tax rate was higher than the federal statutory rate of 21% primarily due to state and foreign income taxes recorded at statutory rates. The 2019 effective rate was higher than the 2018 rate as a result of a higher tax benefit for the vesting of certain stock compensation of $1.2 million recorded in 2018 as compared to $0.1 million in 2019.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2019 increased by $18.7 million, or 103.1%, to $36.8 million compared to $18.1 million in 2018. On a diluted per share basis, income from continuing operations increased $0.51 to $1.03 in 2019 compared to $0.52 per share in 2018. Driving this increase were the factors noted above.

Loss from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations for the year ended December 31, 2019 increased to $49.2 million compared to $3.1 million in 2018. The increase of $46.1 million loss was primarily due to the impairment of the goodwill and indefinite lived intangible assets of $13.9 million, as well as the impairment of the ERV business held for sale of $39.2 million to its fair value less costs to sell in 2019, offset by improvement on operations.

Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Sales

Consolidated sales for the year ended December 31, 2018 increased by $166.3 million, or 41.1% to $570.5 million from $404.2 million in 2017. Sales in our FVS segment increased by $136.4 million, mainly due to an increase in vehicle sales in 2018, while sales in our SCV segment increased by $34.4 million driven by strong shipments of motor home chassis. Inter-segment eliminations increased by $4.5 million. These changes in sales are discussed more fully in the discussion of our segments.

Cost of Products Sold

Cost of products sold increased by $156.2 million, or 45.8%, to $497.4 million for the year ended December 31, 2018 from $341.2 million in 2017, primarily due to increased sales volume in 2018. Cost of products sold increased by $152.1 million due to the higher sales volumes, $1.2 million due to start-up costs incurred at our truck body operations in Ephrata, Pennsylvania, $5.0 million due to tariffs, commodity and component cost increases of $2.3 million in 2018, and $1.5 million due to chassis disruptions and resulting freight and other costs in 2018. These increases were partially offset by decreases of $2.4 million due to the product mix in 2018 and $3.5 million due to operational and organizational improvements in 2018. As a percentage of sales, cost of products sold increased to 87.2% in 2018, compared to 84.4% in 2017.

Gross Profit

Gross profit increased by $10.1 million, or 16.2%, to $73.1 million in 2018 from $63.0 million in 2017. Savings from increased operational efficiency in 2018 contributed $6.4 million to the increase, while higher overall sales volume contributed $13.2 million to the increase. Pricing adjustments impacting 2018 sales contributed $0.4 million to the increase. These increases were partially offset by a reduction in gross profit of $3.7 million due to a less favorable overall product mix, $5.0 million in tariff-driven commodity and component cost increases, $1.2 million due to start-up costs incurred in our Ephrata truck body operations and $1.5 million due to chassis disruptions and resulting freight and other costs in 2018 compared to 2017.

Operating Expenses

Operating expenses for the year ended December 31, 2018 increased by $7.0 million, or 16.1%, to $50.6 million from $43.6 million in 2017. Research and development expense remained flat. Selling, general and administrative expense increased by $6.9 million, to $46.2 million in 2018 from $39.3 million in 2017. Legal and professional fees increased $2.7 million due to an increase in acquisition activities, trade shows and other promotional activities increased $1.8 million and $3.2 million was due to an increase in information technology related spending. Restructuring charges recorded in 2018 remained flat.

Income Tax Expense

Income tax expense for the year ended December 31, 2018 was $3.3 million as compared to the prior year at $2.4 million. Our effective tax rate in 2018 was 15.6%, compared to 12.0% in 2017.

The 2018 effective tax rate was lower than the federal statutory rate of 21% primarily due to a discrete tax benefit of $1.2 million caused by the vesting of certain stock compensation. The 2018 effective rate was higher than the 2017 rate due to a number of significant one-time adjustments whose net effect reduced our 2017 effective tax rate and did not recur in 2018. Certain of these adjustments included a $3.0 million charge for the remeasurement of our deferred tax assets due to the Tax Cuts and Jobs Act of 2017, offset by a $6.5 million reduction in our valuation allowance related to temporary differences between book and tax bases in assets and liabilities and a $1.0 million benefit from the disposal of stock in an inactive subsidiary that had been deemed worthless.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2018 increased by $0.6 million, or 3.7%, to $18.1 million compared to $17.5 million in 2017. On a diluted per share basis, income from continuing operations increased $0.02 to $0.52 in 2018 compared to $0.50 per share in 2017. Driving this increase were the factors noted above.

Loss from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations for the year ended December 31, 2018 increased to $3.1 million compared to $1.5 million in 2017. The increase of $1.6 million loss was primarily due to the year-over-year decrease of income tax benefit of $1.2 million.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Chassis and Vehicles.

We evaluate the performance of our reportable segments based on adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. In the fourth quarter of 2019, in connection with the divestiture of our ERV business, we refined the definition of adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations. Adjusted EBITDA for all prior years presented have been recast to conform to the current presentation.

The table below presents the reconciliation of our income from continuing operations before income taxes to segment adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Income from continuing operations before income taxes	$47,145	$21,450	$19,853
Net (income) loss attributable to non-controlling interest	(140)	-	1
Interest expense	109	481	156
Depreciation and amortization expense	4,570	3,896	4,675
Restructuring and other related charges	82	176	746
Unallocated corporate expenses	29,613	19,297	15,585
Total segment adjusted EBITDA	$81,379	$45,300	$41,016

Our FVS segment consists of our operations at our Bristol, Indiana location, along with our operations at our upfit centers in Kansas City, Missouri; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach, Florida; Montebello, California and Saltillo, Mexico. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies and supplies related aftermarket parts and services under the Utilimaster brand name.

Our SCV segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles, other specialty chassis and distribute related aftermarket parts and assemblies. In addition, beginning in September 2019 with the acquisition of Royal, the Specialty Chassis and Vehicles segment includes operations in Carson, Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories.

The accounting policies of the segments are the same as those described, or referred to, in "Note 1 – General and Summary of Accounting Policies." Assets and related depreciation expense in the column labeled “Eliminations and other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and other”. Segment loss from operations in the “Eliminations and other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below. Appropriate expense amounts are allocated to the two reportable segments and are included in their reported operating income or loss.

For certain financial information related to each segment, see "Note 18 – Business Segments" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$575,894	100.0%	$387,549	100.0%	$251,095	100.0%
Adjusted EBITDA	$60,663	10.5%	$26,680	6.9%	$26,958	10.7%
Segment assets	$154,138		$117,508		$60,550

Year ended December 31, 2019 compared to year ended December 31, 2018

Sales in our FVS segment increased by $188.3 million, or 48.6%, to $575.9 million in 2019 from $387.5 million in 2018. This increase was driven by a $185.0 million increase in vehicle sales mainly due to higher unit volumes and $3.3 million in pricing increases. The sales volume increase in 2019 includes $91.4 million of chassis pass-thru sales compared to $65.4 million in 2018.

Adjusted EBITDA in our FVS segment was $60.7 million for the year ended December 31, 2019, an increase of $34.0 million compared to $26.7 million for the year ended December 31, 2018. Higher sales volumes in 2019 contributed $26.2 million to the overall increase while pricing increases contributed $3.7 million and productivity improvements and cost reductions generated $14.2 million. These increases were partially offset by decreases of $5.3 million due to the mix of products sold in 2019 and a $5.9 million increase in marketing, administrative and research and development costs.

Order backlog for our FVS segment increased by $87.1 million, or 39.8%, to $305.9 million in 2019 compared to $218.8 million in 2018, driven by new orders for walk-in vans offset by the build out of the USPS contract that originated in 2017. Our backlog enables visibility into future net sales which can normally range from two to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Year ended December 31, 2018 compared to year ended December 31, 2017

Sales in our FVS segment increased by $136.4 million, or 54.3%, to $387.5 million in 2018 from $251.1 million in 2017. This increase was driven by a $105.0 million increase in vehicle sales mainly due to higher unit volume and a $29.3 million increase in aftermarket parts and accessories sales mainly due to higher upfit and truck body sales in 2018. Our adoption of ASC 606, Revenue from Contracts with Customers (“ASC 606”) on January 1, 2018 resulted in an additional $2.1 million increase in revenue recognized during the period compared to what would have been recognized under previous guidance, mainly due to the timing of vehicle production and shipments.

Adjusted EBITDA for our FVS segment was $26.7 million for the year ended December 31, 2018, a decrease of $0.3 million compared to $27.0 million for the year ended December 31, 2017. This decrease was due to tariffs of $5.0 million, product mix of $4.0 million, commodity and component cost increases of $2.1 million and $1.2 million of start-up costs incurred in our Ephrata truck body manufacturing operation. These decreases were partially offset by the impact of $11.9 million in higher volume.

Order backlog for our FVS segment decreased by $48.9 million, or 18.3%, to $218.8 million in 2018 compared to $267.7 million in 2017, driven by the partial build-out of the $214 million contract to supply delivery vehicles to the United States Postal Service we received in September, 2017 which was partially offset by a $48.3 million increase in the backlog for other fleet vehicles. Our backlog enables visibility into future net sales which can normally range from two to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Specialty Chassis and Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2019		2018		2017
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$185,926	100.0%	$193,199	100.0%	$158,810	100.0%
Adjusted EBITDA	$20,716	11.1%	$18,620	9.6%	$14,058	8.9%
Segment assets	$137,777		$17,335		$21,445

Year ended December 31, 2019 compared to year ended December 31, 2018

Sales in our SCV segment decreased by $7.3 million or 3.8%, to $185.9 million in 2019 compared to $193.2 million in 2018.  This decrease was driven by a decrease of $23.5 million in motor home chassis sales and a decrease of $5.0 million in other specialty chassis and vehicle sales due to lower unit volumes. This decrease was partially offset by sales attributable to the Royal acquisition of $17.0 million and pricing increases of $4.2 million.

Adjusted EBITDA for our SCV segment was $20.7 million for the year ended December 31, 2019, an increase of $2.1 million compared to $18.6 million for the year ended December 31, 2018. This increase was driven by $2.4 million attributable to acquisitions and pricing increases of $4.2 million. This increase was partially offset by $3.5 million due to lower motor home and specialty chassis sales volume and higher supplier costs of $1.0 million.

Order backlog for our SCV segment decreased by $7.0 million, or 18.4%, to $30.7 million at December 31, 2019 compared to $37.7 million at December 31, 2018. This decrease was due to a reduction in the Class A diesel motor home market demand. Our backlog enables visibility into future net sales which can normally range from less than one month to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Year ended December 31, 2018 compared to year ended December 31, 2017

Sales in our SCV segment increased by $34.4 million, to $193.2 million in 2018 compared to $158.8 million in 2017.  Motor home chassis sales increased by $24.9 million due to higher unit volume in 2018, which was partially offset by a $1.4 million reduction due to an unfavorable sales mix. Sales of other specialty vehicles and aftermarket parts increased by $4.1 million and $1.7 million in 2018 due to higher unit volumes. Intercompany sales of fleet vehicles increased by $4.7 million due to higher unit volume in 2018. Pricing changes that impacted the year ended December 31, 2018 resulted in increased sales of $0.4 million. Our adoption of ASC 606 in January 2018 had an immaterial impact on sales in our Specialty Chassis and Vehicles segment.

Adjusted EBITDA for our SCV segment was $18.6 million for the year ended December 31, 2018, an increase of $4.5 million compared to $14.1 million for the year ended December 31, 2017. This increase was driven by a $4.3 million increase related to higher motor home chassis sales volume and a $1.0 million increase in other specialty vehicles and related products in 2018. The increases were partially offset by decreases related to product mix of $0.5 million and tariff related costs of $0.2 million. Our adoption of ASC 606 in January 2018 had an immaterial impact on adjusted EBITDA in our Specialty Chassis and Vehicles segment.

Order backlog for our SCV segment increased by $3.9 million, or 11.5%, to $37.7 million at December 31, 2018 compared to $33.8 million at December 31, 2017. This increase was due primarily to a $3.4 million increase in backlog for motor home chassis in 2018. Our backlog enables visibility into future net sales which can normally range from less than one month to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash provided by (used in):
Operating activities	$34,181	$8,026	$22,016
Investing activities	(98,965)	(14,185)	(34,230)
Financing activities	56,694	75	13,696
Net increase (decrease) in cash and cash equivalents	$(8,090)	$(6,084)	$1,482

During 2019, cash and cash equivalents decreased by $8.1 million to a balance of $19.3 million as of December 31, 2019. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $34.2 million of cash from operating activities during the year ended December 31, 2019, an increase of $26.2 million from $8.0 million of cash generated from operating activities in 2018. Cash flow from operating activities increased from 2018 due to a $15.2 million increase in net income net of non-cash charges and a $10.9 million increase from changes in operating assets and liabilities.

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

Cash Flow from Investing Activities

We utilized $99.0 million in investing activities during the year ended December 31, 2019, an $84.8 million increase compared to the $14.2 million utilized during the year ended December 31, 2018. This increase is mainly due to the cash needed for our acquisition of Royal for $88.9 million in 2019 compared to our acquisition of Strobes-R-Us, Inc. for $5.2 million in 2018.  Purchases of property, plant and equipment also increased $1.0 million to $10.0 million in 2019 from $9.0 million in 2018.

We utilized $14.2 million in investing activities during the year ended December 31, 2018, a $20.0 million decrease compared to the $34.2 million utilized during the year ended December 31, 2017. This decrease is mainly due to the cash needed for our acquisition of Strobes-R-Us for $5.2 million in 2018 compared to our acquisition of Smeal for $28.9 million in 2017.  Purchases of property, plant and equipment also increased $3.7 million to $9.0 million in 2018 from $5.3 million in 2017.

Cash Flow from Financing Activities

We generated $56.7 million of cash through financing activities during the year ended December 31, 2019, compared to $0.1 million generated during the year ended December 31, 2018. This increase is primarily due to an increase in borrowings on long-term debt of $84.3 million, offset by an increase in repayments on long-term debt of $30.1 million. Net cash used in the exercise, vesting or cancellation of stock incentive awards decreased $1.9 million.

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

Restructuring Activities

During the years ended December 31, 2019, 2018 and 2017, we incurred $0.1 million, $0.7 million and $0.8 million of restructuring charges, respectively for a company-wide initiative to streamline operations. See "Note 6 – Restructuring Charges" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information.

Contingent Liabilities

Spartan-Gimaex Joint Venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. In late 2019, Spartan USA initiated additional court proceedings to dissolve and liquidate the joint venture, but no dissolution terms have been determined as of the date of this Form 10-K. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our future operating results. We recorded charges totaling $216 to write down certain inventory items associated with this joint venture to their estimated fair values during the year ended December 31, 2019.

Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

As a result, at December 31, 2019, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 3.7500% (or one-month LIBOR plus 1.25%) at December 31, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20.0 million. At December 31, 2019 and 2018, we had outstanding letters of credit totaling $0.5 million related to our worker's compensation insurance.

Under the terms of our Credit Agreement we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $60.5 million and $86.4 million at December 31, 2019 and 2018, respectively.  The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2019 and December 31, 2018, we were in compliance with all covenants in our credit agreement.

Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business pursuant to the Asset Purchase Agreement.  The substantive business terms of the Credit Agreement remain in place and were not changed by the fourth amendment. The Company received proceeds of $55.0 million in cash from the sale. We subsequently paid down our borrowings under the revolving line of credit by $30.0 million. Net proceeds after estimated post-closing adjustments and transaction costs are expected to be $45.7 million.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. We repurchased a total of 101,006 and 90,000 shares of our common stock during the years ended December 31, 2019 and 2018, respectively. No shares were repurchased in 2017. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us $11.9 million based on the closing price of our stock on February 28, 2020. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

We paid dividends on our outstanding common shares in 2019, 2018 and 2017 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	$0.05
May 6, 2019	May 17, 2019	June 17, 2019	0.05
Oct. 24, 2018	Nov. 14, 2018	Dec. 14, 2018	0.05
May 2, 2018	May 15, 2018	June 15, 2018	0.05
Oct. 24, 2017	Nov. 15, 2017	Dec. 15, 2017	0.05
May 2, 2017	May 15, 2017	June 15, 2017	0.05

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt (1)	$103,199	3,488	99,711	-	-
Operating lease obligations	37,951	5,937	14,287	7,978	9,749
Purchase obligations	1,830	1,830	-	-	-

Total contractual obligations	$142,980	$11,255	$113,998	$7,978	$9,749

(1)

Debt includes line of credit revolver estimated interest payments and payments on finance leases. The interest payments on the related variable rate debt were calculated using the effective interest rate of 3.75% at December 31, 2019.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies and estimates is intended to supplement "Note 1 – General and Summary of Accounting Policies" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

Revenue Recognition

Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Deposits from customers on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold.

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

Revenue for upfit and field service contracts and walk-in vans and truck bodies built on a chassis owned and controlled by the customer is recognized over time, as equipment is installed in the customer’s vehicle, repairs and enhancements are made to the customer’s vehicles, or as the vehicles are built.

For certain of our vehicles and chassis, we sell separately priced service contracts that provide roadside assistance or extend certain warranty coverage beyond our base warranty agreements. These separately priced contracts range from one to six years from the date of the shipment of the related vehicle or chassis. We receive payment with the shipment of the related vehicle or at the inception of the extended service contract, if later, and recognize revenue over the coverage term of the agreement, generally on a straight-line basis, which approximates the pattern of costs expected to be incurred in satisfying the obligations under the contract.

Accounts Receivable

We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, we make certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally, this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such specific account balances. These specific reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. Please see "Note 1 – General and Summary of Accounting Policies" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K and Appendix A included in this Form 10-K for further details and historical view of our allowance for doubtful accounts balance.

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

As of October 1, 2019, the most recent annual goodwill impairment assessment date, we had goodwill at our Fleet Vehicles and Services, Specialty Chassis and Vehicles, and Emergency Response Vehicles segments. The Fleet Vehicles and Services and Emergency Response Vehicles, and Specialty Chassis Vehicle segments were determined to be reporting units for goodwill impairment testing. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2019 using a discounted cash flow valuation.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2019, consisted of our Utilimaster, Smeal, and Royal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster, Smeal, and Royal Truck Body branded products, business trends, prospects and market and economic conditions.

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

In 2019, we elected to bypass the qualitative assessment and proceed to the quantitative goodwill impairment assessment for all of our reporting units. The estimated fair values of Fleet Vehicles and Services and Specialty Chassis and Vehicles reporting units exceeded their carrying values by 337% and 67%, respectively, as of October 1, 2019, the most recent annual assessment date. However, the estimated fair value of Emergency Response Vehicles reporting unit was less than its carrying value by 27%, thus goodwill of $11.5 million associated with the Emergency Response Vehicles reporting unit at October 1, 2019 was fully impaired.

The Utilimaster, Smeal and Royal Truck Body trade names have indefinite lives as it is anticipated that they will contribute to our cash flows indefinitely. The estimated fair value of our Utilimaster trade name exceeded its associated carrying value of $55.1 million by 1,921% as of October 1, 2019 and it was determined not to be impaired. However, our Smeal trade name was determined to be fully impaired, resulting in a reduction of its carrying value of $2.4 million, or 100% at October 1, 2019. Because the Royal trade name was recorded at fair value upon their acquisition as of September 9, 2019, an updated recoverability analysis for the Royal  trade name was not conducted on October 1, 2019.

See “Note 2 – Discontinued Operations” in the Notes to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets related to the ERV business. See “Note 7 – Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See "Note 12 – Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

New and Pending Accounting Policies

See "Note 1 – General and Summary of Accounting Policies" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2019, we had $87.4 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.9 million on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2019.

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

Novi, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Spartan Motors, Inc. (Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2020 expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, in 2018, the Company changed its method of accounting for revenue from contracts with customers and in 2019, the Company changed its method of accounting for leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

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

March 16, 2020

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Spartan Motors, Inc.

Novi, Michigan

Opinion on Internal Control over Financial Reporting

We have audited Spartan Motors Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management's statements referring to any corrective actions taken by the Company after the date of management's assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and schedule, and our report dated March 16, 2020 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified and identified in management's assessment regarding the Company’s processes for recognizing revenue within its Fleet Vehicles and Services (FVS) business unit that had been ineffectively designed, implemented and operated. Specifically (1) there was insufficient management review to prevent and detect inaccurate and/or non-existent sales orders, including orders entered without appropriate supporting documentation and orders that were not properly updated to reflect price changes agreed to by customers, and (2) their controls were insufficient to accurately verify the existence, completeness and accuracy of transactions resulting in recognition of revenue, including evidence of contracts with a customer and Company acceptance and approval of those contracts, revenue recognition agreement with contracted terms, and quarterly cut-off errors. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 financial statements, and this report does not affect our report dated March 16, 2020 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Fortress Resources, LLC D/B/A Royal Truck Body (Royal), which was acquired on September 9, 2019, and which is included in the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. Royal constituted 24.5% of total assets as of December 31, 2019, and 2.3% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Royal because of the timing of the acquisition which was completed on September 9, 2019. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Royal.

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

/S/ BDO USA, LLP

Grand Rapids, MI

March 16, 2020

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$19,349	$27,439
Accounts receivable, less allowance of $228 and $99	58,874	68,009
Contract assets	10,898	9,229
Inventories	59,456	39,213
Other receivables – chassis pool agreements	8,162	-
Other current assets	5,344	3,952
Current assets held for sale	90,725	97,487
Total current assets	252,808	245,329
Property, plant and equipment, net	40,074	32,485
Right of use assets – operating leases	32,147	-
Goodwill	43,632	22,367
Intangible assets, net	54,061	5,011
Other assets	2,295	2,261
Net deferred tax assets	25,520	7,141
Noncurrent assets held for sale	-	39,190
TOTAL ASSETS	$450,537	$353,784

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,713	$73,384
Accrued warranty	5,694	4,407
Accrued compensation and related taxes	15,841	7,678
Deposits from customers	2,640	871
Operating lease liability	5,162	-
Other current liabilities and accrued expenses	15,967	8,620
Short-term debt – chassis pool agreements	8,162	-
Current portion of long-term debt	177	60
Current liabilities held for sale	49,601	43,077
Total current liabilities	157,957	138,097
Other non-current liabilities	4,922	4,058
Long-term operating lease liability	27,241	-
Long-term debt, less current portion	88,670	25,547
Total liabilities	278,790	167,702
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,343 and 35,321 outstanding	353	353
Additional paid in capital	85,148	82,816
Retained earnings	86,764	103,571
Total Spartan Motors, Inc. shareholders’ equity	172,265	186,740
Non-controlling interest	(518)	(658)
Total shareholders' equity	171,747	186,082
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$450,537	$353,784

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017

Sales	$756,542	$570,527	$404,248
Cost of products sold	639,509	497,370	341,176
Restructuring charges	6	13	120
Gross profit	117,027	73,144	62,952

Operating expenses:
Research and development	4,864	3,771	3,596
Selling, general and administrative	64,473	46,206	39,329
Restructuring charges	76	649	678
Total operating expenses	69,413	50,626	43,603

Operating income	47,614	22,518	19,349

Other income (expense):
Interest expense	(1,839)	(1,080)	(98)
Interest and other income	1,370	12	602
Total other (expense) income	(469)	(1,068)	504

Income from continuing operations before income taxes	47,145	21,450	19,853
Income tax expense	10,355	3,334	2,382
Income from continuing operations	36,790	18,116	17,471
Loss from discontinued operations, net of income taxes	(49,216)	(3,104)	(1,537)
Net (loss) income	(12,426)	15,012	15,934
Less: net income (loss) attributable to non-controlling interest	140	-	(1)

Net (loss) income attributable to Spartan Motors, Inc.	$(12,566)	$15,012	$15,935

Basic earnings per share
Continuing operations	$1.03	$0.52	$0.50
Discontinued operations	$(1.39)	$(0.09)	$(0.04)
Basie earnings per share	$(0.36)	$0.43	$0.46
Diluted earnings per share
Continuing operations	$1.03	$0.52	$0.50
Discontinued operations	$(1.39)	$(0.09)	$(0.04)
Diluted earnings per share	$(0.36)	$0.43	$0.46

Basic weighted average common shares outstanding	35,318	35,187	34,949

Diluted weighted average common shares outstanding	35,416	35,187	34,949

See accompanying Notes to Consolidated Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2019, 2018 and 2017

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity

Balance at December 31, 2016	34,383	344	76,837	76,428	(657)	152,952
Issuance of common stock related to stock incentive plan transactions	29	-	(645)	-	-	(645)
Dividends declared ($0.10 per share)	-	-	-	(3,508)	-	(3,508)
Issuance of restricted stock, net of cancellation	685	7	(7)	-	-	-
Stock-based compensation expense	-	-	3,536	-	-	3,536
Net income (loss)	-	-	-	15,935	(1)	15,934
Balance at December 31, 2017	35,097	351	79,721	88,855	(658)	168,269
Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668
Balance at December 31, 2017, Adjusted	35,097	351	79,721	92,523	(658)	171,937
Issuance of common stock related to stock incentive plan transactions	13	-	(2,670)	-	-	(2,670)
Dividends declared ($0.10 per share)	-	-	-	(3,516)	-	(3,516)
Purchase and retirement of common stock	(90)	(1)	(207)	(448)		(656)
Issuance of common stock related to investment in subsidiary	247	2	1,946	-	-	1,948
Issuance of restricted stock, net of cancellation	54	1	(1)	-	-	-
Stock-based compensation expense	-	-	4,027	-	-	4,027
Net income	-	-	-	15,012	-	15,012
Balance at December 31, 2018	35,321	353	82,816	103,571	(658)	186,082
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Balance at December 31, 2018, Adjusted	35,321	353	82,816	103,458	(658)	185,969
Issuance of common stock related to stock incentive plan transactions	28	-	(766)	-	-	(766)
Dividends declared ($0.10 per share)	-	-	-	(3,572)	-	(3,572)
Purchase and retirement of common stock	(101)	(1)	(236)	(556)		(793)
Cancellation of common stock related to investment in subsidiary	-	-	(1,946)	-	-	(1,946)
Issuance of restricted stock, net of cancellation	96	1	(1)	-	-	-
Stock-based compensation expense	-	-	5,281	-	-	5,281
Net (loss) income	-	-	-	(12,566)	140	(12,426)
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(12,426)	$15,012	$15,934
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	11,180	10,370	9,937
Gain on disposal of assets	(14)	-	(13)
Impairment of goodwill and intangible assets	13,856	-	-
Impairment of assets held for sale	39,275	-	-
Accruals for warranty	12,671	8,660	9,099
Expense from changes in fair value of contingent consideration	-	(693)
Deferred income taxes	(18,225)	(755)	(3,974)
Non-cash stock based compensation expense	5,281	4,027	3,536
Decrease (increase) in operating assets, net of effects of acquisition:
Accounts receivable	22,812	(22,490)	(18,576)
Contract assets	(10,112)	(5,467)	-
Inventories	(14,783)	(24,340)	42,920
Income taxes receivable	-	-	1,287
Other assets	(709)	(658)	851
Increase (decrease) in operating liabilities, net of effects of acquisition:
Accounts payable	(20,404)	35,297	5,366
Cash paid for warranty repairs	(11,818)	(10,838)	(13,854)
Accrued compensation and related taxes	7,737	(2,789)	(1,530)
Deposits from customers	1,163	4,444	(33,648)
Other current liabilities and accrued expenses	954	1,094	240
Other long-term liabilities	291	(345)	1,725
Other	(1,235)	-	-
Accrued income taxes	8,687	(2,503)	2,716
Total adjustments	46,607	(6,986)	6,082
Net cash provided by operating activities	34,181	8,026	22,016

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,042)	(8,985)	(5,340)
Proceeds from sale of property, plant and equipment	15	-	13
Acquisition of business, net of cash acquired	(88,938)	(5,200)	(28,903)
Net cash used in investing activities	(98,965)	(14,185)	(34,230)

Cash flows from financing activities:
Proceeds from long-term debt	92,000	7,684	32,919
Payments on long-term debt	(30,175)	(66)	(15,070)
Payment of contingent consideration on acquisitions	-	(701)	-
Purchase and retirement of common stock	(793)	(656)	-
Net cash used in the exercise, vesting or cancellation of stock incentive awards	(766)	(2,670)	(645)
Payment of dividends	(3,572)	(3,516)	(3,508)
Net cash provided by financing activities	56,694	75	13,696

Net (decrease) increase in cash and cash equivalents	(8,090)	(6,084)	1,482
Cash and cash equivalents at beginning of year	27,439	33,523	32,041
Cash and cash equivalents at end of year	$19,349	$27,439	$33,523

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all years presented.

See accompanying Notes to Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 1 – GENERAL AND SUMMARY OF ACCOUNTING POLICIES

Nature of Operations. Spartan Motors, Inc. (the “Company”, “we”, or “us”) is a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc. (“Spartan USA”), with locations in Charlotte, Michigan; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Union City and Roseville, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55,000 in cash, subject to certain post-closing adjustments. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. See “Note 2 – Discontinued Operations” for further discussion regarding this transaction.

On September 9, 2019, the Company entered into a Unit Purchase Agreement with Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”), pursuant to which the Company acquired all the outstanding equity interests of Royal for $89,369 in cash. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allows us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Chassis and Vehicle segment.

On June 12, 2019, the Company acquired certain assets and assumed certain liabilities of General Truck Body, Inc., located in Montebello, California, through the Company’s wholly-owned subsidiary, Spartan Motors GTB, LLC (“GTB”). GTB is a provider of upfit services for government and non-government vehicles.  The acquisition will enable the Company to increase its product offerings to fleet customers, while further expanding its manufacturing capabilities in the U.S. market.  Spartan Motors GTB, LLC is reported as part of the Fleet Vehicles and Services segment.

On December 17, 2018, the Company acquired all of the assets and assumed certain liabilities of Strobes-R-Us, Inc., located in Pompano Beach, Florida, through the Company’s majority-owned subsidiary, Spartan Upfit Services, Inc. dba Strobes-R-Us (“SRUS”). The total purchase price paid was $7,032, consisting of $5,200 in cash plus a $1,832 contingency for performance-based earn-out payments. SRUS is a premier provider of upfit services for government and non-government vehicles.  The acquisition will enable the Company to increase its product offerings to fleet customers, while further expanding its manufacturing capabilities into the southeastern U.S. market.  As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art upfit facility and product showroom in Pompano Beach, Florida.  Spartan Upfit Services, Inc. and the related noncontrolling interest is reported as part of the Fleet Vehicles and Services segment.

Principles of Consolidation. The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, Spartan USA and its subsidiaries. All inter-company transactions have been eliminated.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Non-Controlling Interest

At December 31, 2019, Spartan USA held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, Spartan USA was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of Spartan Motors, Inc. The joint venture is not currently active and is in the process of being dissolved. At December 31, 2019, the Company holds an 80% share in SRUS, which is reported as a consolidated subsidiary of the Company within the Fleet Vehicles and Services segment.

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

Revenue Recognition. Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Deposits from customers on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our consolidated financial statements.

We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 12 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

For certain of our vehicles and chassis, we sell separately priced service contracts that provide roadside assistance or extend certain warranty coverage beyond our base warranty agreements. These separately priced contracts range from one to six years from the date of the shipment of the related vehicle or chassis. We receive payment with the shipment of the related vehicle or at the inception of the extended service contract, if later, and recognize revenue over the coverage term of the agreement, generally on a straight-line basis, which approximates the pattern of costs expected to be incurred in satisfying the obligations under the contract.

Distinct revenue recognition policies for our segments are as follows:

Fleet Vehicles and Services

Our walk-in vans and truck bodies are generally built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligation for these walk-in vans and truck bodies is satisfied as the vehicles are built. Accordingly, the revenue and corresponding cost of products sold associated with these contracts are recognized over time based on the inputs completed for a given performance obligation during the reporting period. Certain contracts will specify that a walk-in van or truck body is to be built on a chassis that we purchase and subsequently sell to the customer. The revenue on these contracts is recognized at the time that the performance obligation is satisfied, and control and risk of ownership has passed to the customer, which is generally upon shipment of the vehicle from our manufacturing facility to the customer or receipt of the vehicle by the customer, depending on contract terms. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

Revenue for upfit and field service contracts is recognized over time, as equipment is installed in the customer’s vehicle or as repairs and enhancements are made to the customer’s vehicles. Revenue and the corresponding cost of products sold is estimated based on the inputs completed for a given performance obligation. Our performance obligation for upfit and field service contracts is satisfied when the equipment installation or repairs and enhancements of the customer’s vehicle has been completed. Our receivables are generally collected in less than three months, in accordance with our underlying payment terms.

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

Cash and Cash Equivalents include cash on hand, cash on deposit, treasuries and money market funds. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable. Our receivables are subject to credit risk, and we do not typically require collateral on our accounts receivable. We perform periodic credit evaluations of our customers’ financial condition and generally require a security interest in the products sold. Receivables generally are due within 30 to 60 days. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts, management makes certain assumptions regarding the risk of uncollectable open receivable accounts. This risk factor is applied to the balance on accounts that are aged over 90 days: generally, this reserve has an estimated range from 10-25%. The risk percentage applied to the aged accounts may change based on conditions such as: general economic conditions, industry-specific economic conditions, historical and anticipated customer performance, historical experience with write-offs and the level of past-due amounts from year to year. However, generally our assumptions are consistent year-over-year and there has been little adjustment made to the percentages used. In addition, in the event there are certain known risk factors with an open account, we may increase the allowance to include estimated losses on such specific account balances. The specific reserves are identified by a periodic review of the aged accounts receivable. If there is an account in question, credit checks are made and there is communication with the customer, along with other means to try to assess if a specific reserve is required. Past due accounts are written off when collectability is determined to be no longer assured.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 years for buildings and improvements, three to 15 years for plant machinery and equipment, three to seven years for furniture and fixtures and three to five years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See "Note 8 – Property, Plant and Equipment" for further information on our property and equipment.

Assets and Liabilities Held for Sale  We classify assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

We initially measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. We assess the fair value of a disposal group each reporting period it remains classified as held for sale and reports any subsequent changes as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

Upon determining that a disposal group meets the criteria to be classified as held for sale, the Company reports the assets and liabilities of the disposal group, if material, in the line items assets held for sale and liabilities held for sale in the Consolidated Balance Sheets. Depreciation is not recorded during the period in which the long-lived assets, included in the disposal group, are classified as held for sale.

Additionally, we report the reporting results for a disposal group in discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations if the disposal represents a strategic shift that has or will have a major effect on our operations and financial results.

Related Party Transactions. We purchase certain components used in the manufacture of our products and logistics services from parties that could be considered related to us because one or more of our executive officers or board members is also an executive officer or board member of the related party. See "Note 19– Related Party Transactions" for more information regarding our transactions with related parties.

Goodwill and Other Intangible Assets. Goodwill represents the excess of the cost of a business combination over the fair value of the net assets acquired.  Goodwill and intangible assets deemed to have indefinite lives are not amortized but are subject to impairment tests on an annual basis, or whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Goodwill is allocated to the reporting unit from which it was created. A reporting unit is an operating segment or sub-segment to which goodwill is assigned when initially recorded. We review indefinite lived intangible assets annually for impairment by comparing the carrying value of those assets to their fair value.

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

We evaluate the recoverability of our indefinite lived intangible assets, which consists of our Utilimaster, Smeal and Royal Truck Body trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for Utilimaster, Smeal and Royal Truck Body branded products, business trends, prospects and market and economic conditions.

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change because of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade names. See “Note 2 – Discontinued Operations” in the Notes to the Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets related to the ERV business. See “Note 7 – Goodwill and Intangible Assets” for further details on our goodwill and other intangible assets.

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on our Consolidated Statements of Operations. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See "Note 12 – Commitments and Contingent Liabilities" for further information regarding warranties.

Deposits from Customers. We sometimes receive advance payments from customers for product orders and record these amounts as liabilities. We accept such deposits when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Sales associated with these deposits are recognized over time based on the inputs completed for a given performance obligation during the reporting period or deferred and recognized upon shipment of the related product to the customer depending on the terms of the contract.

Research and Development. Our research and development costs, which consist of compensation costs, travel and entertainment, administrative expenses and new product development among other items, are expensed as incurred.

Taxes on Income. We recognize deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax liabilities generally represent tax expense recognized for which payment has been deferred, or expenses which have been deducted in our tax returns, but which have not yet been recognized as an expense in our financial statements.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Interest and penalties attributable to income taxes are recorded as a component of income taxes. See "Note 10 – Taxes on Income" for further details on our income taxes.

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations. See "Note 15 – Stock-Based Compensation" and "Note 17 – Earnings Per Share" for further details.

Stock-Based Compensation. Stock based compensation costs for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of restricted stock awards, restricted stock units and performance stock units subject to a performance condition is based upon the quoted market price of the common stock on the date of grant. Fair value of performance stock units subject to a market condition is calculated using the Monte Carlo simulation model. Our stock-based compensation plans are described in more detail in "Note 15 – Stock Based Compensation".

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2019 and 2018 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Chassis and Vehicles. More detailed information about our reportable segments can be found in "Note 18 – Business Segments".

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $1,844, $630 and $619 for 2019, 2018 and 2017. Cash paid for income taxes, net of refunds, was $4,942, $5,054 and $0 for 2019, 2018 and 2017. Non-cash investing in 2018 included the issuance of the Company’s stock in the amount of $1,950, which was reversed in 2019, and a contingent liability for the value of future consideration of $1,832 in conjunction with our acquisition of SRUS. See "Note 3 – Acquisition Activities" for further information about the acquisition.

New Accounting Standards

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improving consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this standard are effective for reporting periods beginning after December 15, 2020 and early adoption is permitted. The adoption of the provisions of ASU 2019-12 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In June 2016, the FASB issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019 and early adoption is permitted. The adoption of the provisions of ASU 2016-13 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We adopted ASU 2016-02 as of January 1, 2019 using the modified retrospective approach. See the “Adoption of Lease Accounting Policy” section below and "Note 9 – Leases" for a description of the impact of the adoption of the provisions of ASU 2016-02 on our consolidated financial position, results of operations and cash flows

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.

Adoption of Lease Accounting Policy

We applied ASU 2016-02 and all related amendments (“ASC 842”) using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under prior leasing guidance. In addition, we elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. As a result, as of January 1, 2019 we recorded ROU assets of $13,582 for operating leases and $675 for financing leases. We also recorded operating lease liabilities of $13,716 and finance lease liabilities of $696. The decrease to retained earnings was $113, net of the tax effect of $42 reflecting the cumulative impact of the accounting change. The standard did not have a material effect on consolidated net income (loss) or cash flows.

We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets - operating leases, Operating lease liability, and Long-term operating lease liability on our Consolidated Balance Sheets. Finance leases are included in Other assets, Other current liabilities and accrued expenses and Other non-current liabilities on our Consolidated Balance Sheets.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our ERV business for $55,000 in cash, subject to certain post-closing adjustments. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The ERV business met the accounting criteria for held for sale classification as of December 31, 2019. The results of the ERV business have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

The Loss from discontinued operations presented in the Consolidated Statement of Operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

Sales	$261,860	$245,637	$302,850
Cost of products sold	245,785	220,526	276,567
Gross profit	16,075	25,111	26,283
Operating expenses	28,864	31,516	29,461
Operating loss	(12,789)	(6,405)	(3,178)
Loss on asset impairments	53,131	-	-
Other income (expense)	1,021	2,228	(651)
Loss from discontinued operations before taxes	(64,899)	(4,177)	(3,829)
Income tax benefit	15,683	1,073	2,292
Net loss from discontinued operations	$(49,216)	$(3,104)	$(1,537)

In the annual goodwill and intangible assets impairment test as of October 1, 2019, we determined that the fair value of our ERV business and Smeal trade name were less than their carrying values due to under-performance in 2019 which was expected to continue in future periods. As a result, we recorded impairment expense of $13,856 to write off the goodwill and indefinite lived intangible assets. In conjunction with the classification of the ERV business as held for sale as of December 31, 2019, we recorded a loss of $39,275 to write down the carrying values of the associated assets and liabilities to their fair values less estimated costs to sell of $3,604. The assets and liabilities of the discontinued operations are presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale” and “Current liabilities held for sale” in the Consolidated Balance Sheets as of December 31, 2019 and 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	December 31,	December 31,
	2019 (1)	2018 (1)
Assets:
Accounts receivable, net	$30,760	$38,792
Contract assets	36,740	26,798
Inventories	32,329	30,779
Other current assets	1,142	1,118
Property, plant and equipment,	21,967	24,082
Right of use assets – operating leases	5,960	-
Goodwill	-	11,456
Intangible assets	1,050	3,600
Other noncurrent assets	52	52
Impairment of carrying value	(39,275)	-
Total assets held for sale	$90,725	$136,677

	December 31,	December 31,
	2019(1)	2018(1)
Liabilities:
Accounts payable	4,213	3,015
Accrued warranty	11,347	11,683
Accrued compensation and related taxes	3,047	2,842
Deposits from customers	21,409	21,761
Operating lease liability	727	-
Other current liabilities	3,495	3,776
Long-term operating lease liability	5,363	-
Total liabilities held for sale	$49,601	$43,077

(1) As of December 31, 2019, assets and liabilities held for sale were classified as current. As of December 31, 2018, current and noncurrent assets held for sale were $97,487 and $39,190, respectively, and current liabilities held for sale was $43,077.

Total depreciation and amortization and capital expenditures for the discontinued operations for the years ended December 31, 2019, 2018 and 2017:

	Year Ended December 31,
	2019	2018	2017

Depreciation and amortization	$5,106	$4,156	$3,905
Capital expenditures	$2,431	$4,332	$1,364

NOTE 3 – ACQUISITION ACTIVITIES

2019 Acquisition

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”) pursuant to which the Company acquired all the outstanding equity interests of Royal. The Company paid $89,369 in cash. The purchase price is subject to certain customary post-closing adjustments. The acquisition was financed using $89,369 borrowed from our existing $175,000 line of credit, as set forth in the Second Amended and Restated Credit Agreement, dated as of August 8, 2018. Included in our results since the September 9, 2019 acquisition are net sales of $17,073 and operating income of $2,382 for the year ended December 31, 2019.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allows us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Chassis & Vehicle segment.

During the year ended 2019, we recorded pretax charges totaling $1,691 for legal expenses and other transaction costs related to the acquisition. These charges, which were expensed in accordance with the accounting guidance for business combinations, were recorded in “Selling, general and administrative” and reflected within the “Eliminations and Other” column in the business segment table in "Note 18 – Business Segments."

Purchase Price Allocation

This acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, trade names and trademarks, patented technology and non-competition agreements. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $27,476 was recorded as goodwill, which is expected to be deductible for tax purposes. The preliminary goodwill recognized is subject to a final net working capital adjustment.

The fair value of the net assets acquired was based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. The Company is working with the buyer to finalize the working capital adjustments which may impact goodwill. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date.

The preliminary allocation of purchase price to assets acquired and liabilities assumed was as follows:

Cash and cash equivalents	$431
Accounts receivable, less allowance	5,019
Contract assets	1,499
Inventory	6,453
Other receivables – chassis pool agreements	10,424
Property, plant and equipment, net	4,980
Right of use assets-operating leases	12,767
Intangible assets	47,150
Goodwill	27,476
Total assets acquired	116,199

Accounts payable	1,658
Customer prepayments	255
Accrued warranty	98
Operating lease liabilities	1,693
Accrued compensation and related taxes	569
Other current liabilities and accrued expenses	30
Short-term debt – chassis pool agreements	10,424
Long-term operating lease liability	11,074
Long-term debt, less current portion	1,029
Total liabilities assumed	26,830

Total purchase price	$89,369

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Goodwill Assigned

Intangible assets totaling $47,150 have provisionally been assigned to customer relationships, trade names and trademarks, patented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life (in years)
Customer relationships	$30,000	15
Trade names and trademarks	13,000	Indefinite
Patented technology	2,200	8
Non-competition agreements	1,950	5
	$47,150

The Company amortizes the customer relationships utilizing an accelerated approach and patented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets preliminarily recorded from the Royal acquisition, is $666 for 2019, and estimated to be $2,665, $2,665, $3,162, and $3,072 for the years 2020 through 2023, respectively.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

Pro Forma Results (Unaudited)

The following table provides unaudited pro forma net sales and results of operations for the years ended December 31, 2019 and 2018. The unaudited pro forma results reflect certain adjustments related to the acquisition, such as changes in the depreciation and amortization expense on the Royal assets acquired resulting from the fair valuation of assets acquired, expenses incurred to complete the acquisition and the impact of acquisition financing. The pro forma results do not include any anticipated cost synergies or other effects of the planned integration of Royal. Accordingly, such pro forma amounts are not necessarily indicative of the results that would have occurred nor are they indicative of the future operating results of the combined company.

	Year ended December 31,
	2019	2018
Pro forma results of operations from continuing operations
Net sales	$789,585	$612,337
Net income	$36,760	$19,158
Diluted earnings per share	$1.04	$0.54

2018 Acquisition

On December 17, 2018, the Company acquired the assets and assumed certain liabilities of Strobes-R-Us, Inc. through the Company’s majority-owned subsidiary, Spartan Upfit Services, Inc. dba Strobes-R-Us (“SRUS”). SRUS is a premier provider of upfit services for government and non-government vehicles. The acquisition enables the Company to increase its product offerings to fleet customers, while further expanding its manufacturing capabilities into the southeastern U.S. market. As part of this acquisition, Spartan acquired Strobes-R-Us’ state-of-the-art upfit facility and product showroom in Pompano Beach, Florida.

Purchase Price Allocation

The total purchase price paid for our acquisition of SRUS was $7,032 consisting of $5,200 in cash, plus a $1,832 contingency for performance-based earn-out payments.

This acquisition was accounted for using the acquisition method of accounting, which requires the purchase price to be allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. The excess of the estimated purchase price over the preliminary estimated fair values of the net tangible and intangible assets acquired of $195 was recorded as goodwill. During 2019, we made certain adjustments to our purchase price allocation related to the deferred tax asset, stock compensation, identified intangible assets, step-up valuation of fixed assets, and a revaluation of contingent consideration, which resulted in a $6,211 decrease in goodwill. The Company has finalized the purchase price allocation within the measurement period, which was to occur no later than one year following the acquisition date.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The allocation of purchase price to assets acquired and liabilities assumed was as follows:

Accounts receivable	$1,165
Inventory	893
Other current assets	3
Property, plant and equipment	1,911
Other Assets	192
Intangible assets	3,100
Goodwill	195
Total assets acquired	7,459

Accounts payable	382
Other current liabilities	45
Total liabilities assumed	427

Total purchase price	$7,032

Contingent Consideration

Pursuant to the purchase agreement, the former owners of the SRUS business may receive additional consideration through 2021 in the form of certain performance-based earn-out payments, up to an aggregate maximum of $3,250.  The purchase agreement specifies annual payments for each calendar year beginning in 2019 through and including 2021 contingent upon earnings for that calendar year exceeding predetermined thresholds. In accordance with accounting guidance for business combinations, at the date of sale the Company recorded a contingent liability of $1,832 for the value of the future consideration, which is ultimately its best estimate of the likelihood of the payments discounted to their present value.

NOTE 4 – REVENUE

Contract Assets and Liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	December 31, 2019	December 31, 2018
Contract Assets
Contract assets, beginning of year	$9,229	$5,200
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(9,229)	(5,200)
Contract assets recognized, net of reclassification to receivables	10,898	9,229
Contract assets, end of year	10,898	9,229

Contract Liabilities
Contract liabilities, beginning of year	871	201
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(871)	(201)
Cash received in advance and not recognized as revenue	2,640	871
Contract liabilities, end of year	2,640	871

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Chassis and Vehicles ("SCV") segments are $305,796 and $30,777, respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2019.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the years ended December 31, 2019, 2018 and 2017. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2019
	FVS	SCV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$554,691	$185,768	$740,459	$(5,278)	$735,181
Other	21,203	158	21,361	-	21,361
Total sales	$575,894	$185,926	$761,820	$(5,278)	$756,542

Timing of revenue recognition
Products transferred at a point in time	$164,437	$137,894	$302,331	$(5,278)	$297,053
Products and services transferred over time	411,457	48,032	459,489	-	459,489
Total sales	$575,894	$185,926	$761,820	$(5,278)	$756,542

	Year Ended December 31, 2018
	FVS	SCV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$367,730	$191,814	$559,544	$(10,221)	$549,323
Other	19,819	1,385	21,204	-	21,204
Total sales	$387,549	$193,199	$580,748	$(10,221)	$570,527

Timing of revenue recognition
Products transferred at a point in time	$113,576	$160,408	$273,984	$(10,221)	$263,763
Products and services transferred over time	273,973	32,791	306,764	-	306,764
Total sales	$387,549	$193,199	$580,748	$(10,221)	$570,527

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2017
	FVS	SCV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$238,267	$158,246	$396,513	$(5,657)	$390,856
Other	12,828	564	13,392	-	13,392
Total sales	$251,095	$158,810	$409,905	$(5,657)	$404,248

Timing of revenue recognition
Products transferred at a point in time	$251,095	$158,810	$409,905	$(5,657)	$404,248
Products and services transferred over time	-	-	-	-	-
Total sales	$251,095	$158,810	$409,905	$(5,657)	$404,248

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2019	2018
Finished goods	$4,764	$5,347
Work in process	1,773	2,190
Raw materials and purchased components	57,679	33,418
Reserve for slow-moving inventory	(4,760)	(1,742)
Total Inventory	$59,456	$39,213

NOTE 6 – RESTRUCTURING CHARGES

We have incurred restructuring charges for a company-wide initiative to streamline operations. Restructuring charges included in our Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017, broken down by segment, are as follows:

	December 31,
	2019	2018	2017
FVS	$-	$-	$644
SCV	82	180	109
Other	-	482	45
Total restructuring charges	$82	$662	$798

The following table summarizes the compensation related charges incurred under these initiatives through year ended December 31, 2019. The accrual balance for severance is reflected within Accrued compensation and related taxes on our Consolidated Balance Sheets.

	Severance 2019	Severance 2018
Accrual balance January 1,	$199	$12
Accrual for severance	-	665
Payments and adjustments made in period	(199)	(478)
Accrual balance December 31,	$-	$199

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within "Note 1– General and Summary of Accounting Policies" for a description of our accounting policies regarding goodwill and other intangible assets.

As described in "Note 3 – Acquisition Activities" at December 31, 2019 and 2018, we had recorded goodwill at our Fleet Vehicles and Services and Specialty Chassis and Vehicles reportable segments. The FVS and SCV segments were determined to be reporting units for goodwill impairment testing. The goodwill recorded in these reporting units was evaluated for impairment as of October 1, 2019 using a discounted cash flow valuation, and it was determined that the estimated fair values of our Fleet Vehicles and Services, and Specialty Chassis and Vehicles reporting units exceeded their carrying values by 337% and 67%, respectively, as of October 1, 2019.

As discussed in "Note 1 – General and Summary of Accounting Policies" there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

The change in the carrying amount of goodwill for the year ended December 31, 2019 and 2018 were as follows (in thousands):

	FVS		SCV		Total
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Goodwill, beginning of year	$21,729	$15,323	$638	$638	$22,367	$15,961
Acquisition and measurement period adjustments	(6,211)	6,406	27,476	-	21,265	6,406
Goodwill, end of year	$15,518	$21,729	$28,114	$638	$43,632	$22,367

Other Intangible Assets

At December 31, 2019, we had other intangible assets associated with our FVS segment, including customer and dealer relationships, non-compete agreements, an acquired product development project and trade names. The non-compete agreement, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Our Utilimaster and Strobes-R-Us trade names have an indefinite life and are not amortized.

At December 31, 2019, we had other intangible assets associated with our SCV segment, including customer relationships, trade names and trademarks, patented technology and non-competition agreements. We amortize the customer relationships utilizing an accelerated approach over an estimated remaining life of 15 years. Patented technology and non-competition agreements are amortized utilizing a straight-line approach over the estimated useful lives of eight years and five years, respectively. The Royal trade names and trademarks are considered to have indefinite lives and are not amortized

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2019, consisted of our Utilimaster, Strobes-R-Us and Royal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for these trade name branded products, business trends, prospects and market and economic conditions. Because the evaluation of Royal’s intangible assets including the trade name was assessed as of September 9, 2019, and this amount was determined to approximate the fair value as of October 1, 2019, updated testing was not performed nor was deemed necessary. The fair value of our Utilimaster and Strobes-R-Us trade names exceeded their carrying values, and therefore do not result in an impairment

The following table provides information regarding our other intangible assets:

	As of December 31, 2019			As of December 31, 2018
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$37,570	$4,943	$32,627	$6,170	$4,029	$2,141
Acquired product development project	1,860	1,860	-	1,860	1,860	-
Patented technology	2,200	69	2,131	-	-	-
Non-compete agreements	2,950	617	2,333	400	400	-
Backlog	320	320	-	320	320	-
Trade Names	16,970	-	16,970	2,870	-	2,870
	$61,870	$7,809	$54,061	$11,620	$6,609	$5,011

We recorded $1,200, $320 and $683 of intangible asset amortization expense during 2019, 2018 and 2017.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2020	$3,151
2021	3,127
2022	3,624
2023	3,511
2024	3,181
Thereafter	20,496
Total	$37,090

NOTE 8 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2019	2018
Land and improvements	$8,692	$7,791
Buildings and improvements	38,653	36,087
Plant machinery and equipment	33,348	27,267
Furniture and fixtures	21,416	19,947
Vehicles	1,872	1,558
Construction in process	3,527	1,157
Subtotal	107,508	93,807
Less accumulated depreciation	(67,434)	(61,322)
Total property, plant and equipment, net	$40,074	$32,485

We recorded depreciation expense of $5,892, $6,393 and $5,994 during 2019, 2018 and 2017. There were no capitalized interest costs in 2019 or 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 9 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 17 years, some of which include options to extend the leases for up to 10 years. Our leases do not contain residual value guarantees. As of December 31, 2019, assets recorded under finance leases were immaterial (See "Note 14 – Debt"). Lease expense totaled $4,146, $2,794 and $2,196 for the years ended December 31, 2019, 2018 and 2017.

Operating lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Operations. The components of lease expense were as follows:

Year ended December 31, 2019

Operating leases	$3,928
Short-term leases(1)	218
Total lease expense	$4,146

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

Year ended December 31, 2019
Weighted average remaining lease term of operating leases (in years)	8.4
Weighted average discount rate of operating leases	3.8%

Supplemental cash flow information related to leases was as follows:

Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$4,544

Right of use assets obtained in exchange for lease obligations:

Operating leases	$10,493

Finance leases	$-

Maturities of operating lease liabilities as of December 31, 2019 are as follows:

Years ending December 31:
2020	$5,937
2021	5,054
2022	4,614
2023	4,619
2024	4,390
Thereafter	13,337
Total lease payments	37,951
Less: imputed interest	5,622
Total lease liabilities	$32,329

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 10 – TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2019	2018	2017

Taxes on income from continuing operations	$10,355	$3,334	$2,382
Income tax benefits from discontinued operations	(15,683)	(1,073)	(2,292)
Total taxes on income	$(5,328)	$2,261	$90

Income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2019	2018	2017
Current (benefit):
Federal	$9,883	$2,819	$5,831
State	1,664	758	240
Foreign	128	67	-
Total current	11,675	3,644	6,071
Deferred (benefit):
Federal	(705)	(316)	(1,333)
State	(615)	6	(2,356)
Total deferred	(1,320)	(310)	(3,689)
Total taxes on income	$10,355	$3,334	$2,382

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

In accordance with SAB 118, we recorded a provisional amount of $2,963 of the deferred tax expense in connection with the re-measurement of certain deferred tax assets and liabilities as of December 31, 2017. In 2018 we completed the accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance and reflected a net $373 decrease in the 2018 income tax expense.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2019		2018		2017
	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage

Federal income taxes at the statutory rate	$9,901	21.0%	$4,505	21.0%	$6,949	35.0%
State tax expense, net of federal income tax benefit	577	1.2	486	2.3	416	2.1
Increase (decrease) in income taxes resulting from:
Deferred income tax re-measurement due to Tax Act	-	-	(373)	(1.7)	2,963	14.9
Other deferred income tax adjustment	(75)	(0.2)	13	-	338	1.7
Non-deductible compensation	511	1.1	-	-	-	-
Other nondeductible expenses	115	0.2	91	0.4	98	0.5
Foreign derived intangible income deduction	(45)	(0.1)	(35)	(0.2)	-	-
Domestic manufacturing deduction	-	-	-	-	(465)	(2.3)
Stock based compensation	(136)	(0.3)	(1,207)	(5.6)	(381)	(1.9)
Worthless stock deduction of dissolved subsidiary	-	-	-	-	(966)	(4.9)
Forfeiture of state net operating loss and credit carry-forwards from dissolution of subsidiary	-	-	-	-	3,039	15.3
Foreign tax expense	128	0.3	67	0.3	-	-
Valuation allowance adjustment	135	0.3	60	0.3	(9,544)	(48.0)
Unrecognized tax benefit adjustment	(61)	(0.1)	332	1.6	206	1.0
Federal research and development tax credit	(591)	(1.3)	(349)	(1.6)	(328)	(1.7)
Foreign tax credit	(38)	-	(67)	(0.3)	-	-
Other	(66)	(0.1)	(189)	(0.9)	57	0.3
Total	$10,355	22.0%	$3,334	15.6%	$2,382	12.0%

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2019	2018
Deferred income tax assets:
Loss on asset impairment for discontinued operations	$12,764	$-
Warranty reserve	3,782	3,257
Inventory costs and reserves	2,661	1,801
Contract assets	7,217	1,694
Stock-based compensation	1,195	984
Net operating loss carry-forwards, net of federal income tax benefit	449	723
Compensation related accruals	698	589
Credit carry-forwards net of federal income tax benefit	1,027	506
Other	916	611
Total deferred income tax assets	$30,709	$10,165

Deferred income tax liabilities:
Depreciation	$(2,666)	$(1,479)
Intangible assets	(1,974)	(1,205)
Prepaid expenses	(295)	(222)
Total deferred income tax liabilities	$(4,935)	$(2,906)

Net deferred income tax assets	$25,774	$7,259
Valuation allowance	(254)	(118)
Net deferred tax asset	$25,520	$7,141

Based upon an assessment of the available positive and negative evidence at December 31, 2019, the net deferred tax asset is more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for net deferred income tax assets relates to the impact of the limitation on executive compensation deductibility to Stock based compensation, and a state net operating loss carryforward.

At December 31, 2019 and 2018, we had state deferred income tax assets related to state tax net operating loss carry-forwards, of $569 and $915, which begin expiring in 2020. Also, as of December 31, 2019 and 2018, we had deferred income tax assets related to state tax credit carry-forwards of $1,300 and $640, which begin expiring in 2021. Due to accumulated losses in a certain state jurisdiction, we had recorded valuation allowances against certain deferred income tax assets of $0 and $20 at December 31, 2019 and 2018.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2019, 2018 and 2017 is as follows:

	2019	2018	2017
Balance at January 1,	$827	$565	$345
Increase (decrease) related to prior year tax positions	103	35	168
Increase related to current year tax positions	578	319	118
Expiration of statute	(238)	(92)	(66)
Balance at December 31,	$1,270	$827	$565

As of December 31, 2019, we had an ending UTB balance of $1,270 along with $213 of interest and penalties, for a total liability of $1,483 recorded as a non-current liability. The change in interest and penalties amounted to a decrease of $209 in 2019, and increases of $143 in 2018, and $94 in 2017, which were reflected in Income tax expense within our Consolidated Statements of Operations.

As of December 31, 2019, we are no longer subject to examination by federal taxing authorities for 2015 and earlier years.

We also file tax returns in several states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given fiscal period could be impacted. However, we do not expect such impacts to be material to our financial statements. An unfavorable tax settlement would require use of our cash and could result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution. We do not expect the total amount of unrecognized tax benefits to significantly increase or decrease over the next twelve months.

NOTE 11 – TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. We had certain customers whose sales individually represented 10% or more of the Company's total sales as follows:

Year	Number of major customers	Combined percentage of consolidated sales	Segment
2019	2	37.9%	FVS
2018	4	51.7%	FVS and SCV
2017	2	29.3%	SCV

NOTE 12 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of our credit agreement with our banks, we have the ability to issue letters of credit totaling $20,000. We had outstanding letters of credit totaling $525 at December 31, 2019 and 2018 related to our worker's compensation insurance.

At December 31, 2019, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our business. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

Spartan-Gimaex Joint Venture

In February 2015, Spartan USA and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, Spartan USA and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. In late 2019, Spartan USA initiated additional court proceedings to dissolve and liquidate the joint venture, but no dissolution terms have been determined as of the date of this Form 10-K. Costs associated with the wind-down will be impacted by the final dissolution agreement. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution, and such charges are not expected to be material to our future operating results. We recorded charges totaling $216 to write down certain inventory items associated with this joint venture to their estimated fair values during the year ended December 31, 2019.

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

Changes in our warranty liability during the years ended December 31, 2019 and 2018 were as follows:

	2019	2018
Balance of accrued warranty at January 1	$4,407	$4,340
Provisions for current period sales	4,383	2,537
Cash settlements	(3,489)	(3,013)
Changes in liability for pre-existing warranties	295	543
Acquisitions	98	-
Balance of accrued warranty at December 31	$5,694	$4,407

NOTE 13 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over 5 years and were $1,654, $1,606 and $676 in 2019, 2018 and 2017. These amounts are expensed as incurred.

NOTE 14 – DEBT

Short-term debt consists of the following:

	December 31, 2019	December 31, 2018
Chassis pool agreements	$8,162	$-
Total short-term debt	$8,162	$-

Chassis Pool Agreements

The Company obtains certain vehicle chassis for its walk-in vans, truck bodies and specialty vehicles directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $8,162 and the Company has included this financing agreement on the Company’s Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Long-term debt consists of the following:

	December 31, 2019	December 31, 2018
Line of credit revolver (1):	$87,400	$25,460
Finance lease obligations	496	147
Other	951	-
Total debt	88,847	25,607
Less current portion of long-term debt	(177)	(60)
Total long-term debt	$88,670	$25,547

(1)

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

As a result, at December 31, 2019, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 3.7500% (or one-month LIBOR plus 1.25%) at December 31, 2019. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20,000. At December 31, 2019 and 2018, we had outstanding letters of credit totaling $525 related to our worker's compensation insurance.

Under the terms of our Credit Agreement, we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $60,499 and $86,410 at December 31, 2019 and 2018, respectively. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2019 and December 31, 2018, we were in compliance with all covenants in our credit agreement.

Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business pursuant to the Asset Purchase Agreement.  The substantive business terms of the Credit Agreement remain in place and were not changed by the fourth amendment.

NOTE 15 – STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 2,856,250. Total shares remaining available for stock incentive grants under these plans totaled 1,412,446 at December 31, 2019. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and performance stock units under our Stock Incentive Plan of 2016.

Restricted Stock

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restricted stock activity for the year ended December 31, 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2018	977	$7.97
Granted	279	9.38
Vested	(467)	7.50
Forfeited	(78)	12.13
Non-vested shares outstanding at December 31, 2019	711	$8.58	0.9

The weighted-average grant date fair value of non-vested shares granted was $9.38, $9.96 and $7.65 for the years ended December 31, 2019, 2018 and 2017. During 2019, 2018 and 2017, we recorded compensation expense, net of cancellations, of $3,983, $4,027 and $3,536, related to restricted stock awards and direct stock grants. The total income tax benefit recognized in the Consolidated Statements of Operations related to restricted stock awards was $759, $846 and $1,238 for 2019, 2018 and 2017. For the years ended December 31, 2019, 2018 and 2017, restricted shares vested with a fair market value of $3,507, $4,318 and $1,356. As of December 31, 2019, we had unearned stock-based compensation of $3,413 associated with these restricted stock grants, which will be recognized over a weighted average of 1.1 years.

Performance Stock Units

During the year ended December 31, 2019, we granted 218,148 performance stock units ("PSUs") to certain employees, which are earned over a three-year service period.

After completion of the performance period, the number of performance units earned will be issued as shares of Common Stock. The aggregate number of shares of Common Stock that ultimately may be issued under performance units where the performance period has not been completed can range from 0% to 200% of the target amount. The awards will generally be forfeited if a participant leaves the Company for reasons other than retirement, disability or death

A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as Common Stock. At the end of the performance period, the dividend equivalents are paid in the form of additional shares of Common Stock based on the then-current market value of the Common Stock.

87,260 of the performance units granted in 2019 are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (Net Income PSUs), which is a performance condition. The number of shares that may be earned under the Net Income PSUs can range from 0% to 200% of the target amount. The Net Income PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance period based on the probability that the performance condition will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs that will ultimately be earned changes. The grant date fair value per share of Net Income PSUs granted was $8.99. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

130,888 of the performance units granted in 2019 are earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs was calculated using the Monte Carlo simulation model which resulted in the grant date fair value for these TSR PSUs of $13.71 per unit.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The Monte Carlo simulation was computed using the following assumptions:

Three-year risk-free interest rate (1)	2.37%
Expected term (in years)	2.7
Estimated volatility (2)	53.7%

(1)	Based on the U.S. government bond benchmark on the grant date.
(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2019 was $642 and $93, respectively. There was no PSU expense or associated tax benefit in the years ended December 31, 2018 and 2017.

The PSU activity for the year ended December 31, 2019 is as follows:

	Total	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	-	$-
Granted	218,148	11.82
Non-vested as of December 31, 2019	218,148	$11.82

As of December 31, 2019, there was $1,936 of remaining unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average period of 2.0 years.

Restricted Stock Units

During the year ended December 31, 2019, we awarded 182,333 restricted stock units ("RSUs") to certain employees and Board members. These RSUs vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of Common Stock. RSUs are expensed and recorded in Additional paid-in capital on the Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant. At the time any RSUs vest and are settled through the issuance of Common Stock, the value of the dividends that would have been payable on the shares of Common Stock issued upon settlement of the vested RSUs had such shares been held during the entire vesting period will be paid to the employee or director in cash or, in the discretion of the Human Resources and Compensation Committee, in shares of Common Stock based on the then-current market value of the Common Stock.

The RSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2019 was $656 and $130, respectively. There was no RSU expense or associated tax benefit in the years ended December 31, 2018 and 2017.

As of December 31, 2019, there was $981 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.2 years.

The RSU activity for the year ended December 31, 2019 is as follows:

	Total	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	-	$-
Granted	182,333	8.98
Non-vested as of December 31, 2019	182,333	$8.98

Employee Stock Purchase Plan

We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase until the ESPP termination date of February 24, 2021, or earlier termination of the ESPP. During the years ended December 31, 2019, 2018 and 2017, we received proceeds of $231, $214 and $98 for the purchase of 22,000, 20,000 and 9,000 shares under the ESPP.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 16 – SHAREHOLDERS EQUITY

On April 28, 2016, our Board of Directors authorized the repurchase of up to one million shares of our common stock in open market transactions.

The following table represents our purchases of our common stock during the years ended December 31, 2019 and 2018 under the share repurchase program.

Year Ended December, 31	Shares purchased (000)	Purchase value	Remaining shares allowable to be purchased
2018	90	$656	910
2019	101	$793	809

NOTE 17 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2019, 2018 and 2017 (in thousands). The stock awards noted as antidilutive were not included in the diluted or basic weighted average common shares outstanding. Although these stock awards were not included in our calculation of basic or diluted earnings per share (“EPS”), they may have a dilutive effect on the EPS calculation in future periods if the price of our common stock increases.

	Year Ended December 31,
	2019	2018	2017
Basic weighted average common shares outstanding	35,318	35,187	34,949
Plus dilutive effect of Restricted Stock Units and Performance Stock Units	98	-	-
Diluted weighted average common shares outstanding	35,416	35,187	34,949

Antidilutive stock awards:
Unvested restricted stock awards	-	-	-

NOTE 18 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Chassis and Vehicles. The Emergency Response Vehicles segment met the held-for-sale criteria at December 31, 2019. Thus it is no longer considered a reportable segment and is reported as a discontinued operation instead.

We evaluate the performance of our reportable segments based on adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. In the fourth quarter of 2019, in connection with the divestiture of our ERV business, we refined the definition of adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations. Adjusted EBITDA for all prior years presented have been recast to conform to the current presentation.

Our FVS segment consists of our operations at our Bristol, Indiana location, and beginning in 2018 certain operations at our Ephrata, Pennsylvania location along with our operations at our upfit centers in Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach, Florida; Montebello, California and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

Our SCV segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, defense vehicles and other specialty chassis, and distribute related aftermarket parts and assemblies. In addition, beginning in September 2019 with the acquisition of Royal, the SCV segment includes operations in Carson and Union City, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The accounting policies of the segments are the same as those described, or referred to, in "Note 1 – General and Summary of Accounting Policies". Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and other”. Segment loss from operations in the “Eliminations and other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

Sales to customers outside the United States were $21,361, $21,204 and $13,392 for the years ended December 31, 2019, 2018 and 2017, or 2.8%, 3.7% and 3.3%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2019

	Segment
	FVS	SCV	Eliminations and Other	Consolidated
Fleet vehicles sales	$504,023	$5,278	$(5,278)	$504,023
Motor home chassis sales	-	127,130	-	127,130
Other specialty vehicles sales	-	43,067	-	43,067
Aftermarket parts and accessories sales	71,871	10,451	-	82,322
Total sales	$575,894	$185,926	$(5,278)	$756,542

Depreciation and amortization expense	$2,466	$2,104	$1,503	$6,073
Adjusted EBITDA	60,663	20,716	(17,334)	64,045
Segment assets	154,138	137,777	67,897	359,812
Capital expenditures	2,851	2,220	2,525	7,596

Year Ended December 31, 2018

	Segment
	FVS	SCV	Eliminations and Other	Consolidated
Fleet vehicles sales	$297,627	$10,221	$(10,221)	$297,627
Motor home chassis sales	-	149,533	-	149,533
Other specialty vehicles sales	-	22,570	-	22,570
Aftermarket parts and accessories sales	89,922	10,875	-	100,797
Total sales	$387,549	$193,199	$(10,221)	$570,527

Depreciation and amortization expense	$2,401	$1,495	$2,318	$6,214
Adjusted EBITDA	26,680	18,620	(9,915)	35,385
Segment assets	117,508	17,335	82,264	217,107
Capital expenditures	1,859	116	2,678	4,653

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2017

	Segment
	FVS	SCV	Eliminations and Other	Consolidated
Fleet vehicles sales	$207,666	$5,657	$(5,657)	$207,666
Motor home chassis sales	-	124,584	-	124,584
Other specialty vehicles sales	-	18,416	-	18,416
Aftermarket parts and accessories sales	43,429	10,153	-	53,582
Total sales	$251,095	$158,810	$(5,657)	$404,248

Depreciation and amortization expense	$3,361	$1,314	$1,357	$6,032
Adjusted EBITDA	26,958	14,058	(9,344)	31,762
Segment assets	60,550	21,445	76,439	158,434
Capital expenditures	562	386	3,028	3,976

The table below presents the reconciliation of our consolidated income from continuing operations before taxes to total segment Adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Year Ended December 31, 2019	Year Ended December 31, 2018	Year Ended December 31, 2017
Income from continuing operations before income taxes	$47,145	$21,450	$19,853
Net (income) loss attributable to non-controlling interest	(140)	-	1
Interest expense	109	481	156
Depreciation and amortization expense	4,570	3,896	4,675
Restructuring and other related charges	82	176	746
Unallocated corporate expenses	29,613	19,297	15,585
Total segment adjusted EBITDA	$81,379	$45,300	$41,016

NOTE 19 – RELATED PARTY TRANSACTIONS

Angela Freeman, who serves on the Spartan Motors Board of Directors effective August 5, 2019, is the Chief Human Resources Officer at C.H. Robinson. The Company engaged C.H. Robinson for transportation and logistics services through a competitive bid process in December 2018.  During the period August 5, 2019 through December 31, 2019, the Company utilized C.H. Robinson for services totaling $6,723.

Richard Dauch, who serves on the Spartan Motors Board of Directors, was the Chief Executive Officer of Accuride, Inc. through January 6, 2019. During the years ended December 31, 2018 and 2017, we made purchases of $799 and $698 from Accuride Distributing, a subsidiary of Accuride, Inc., for parts used in the manufacture of our products. These purchases were made through a competitive bid process. Purchases made in 2019 through January 6, 2019 were not material.

NOTE 20 – SUBSEQUENT EVENT

Effective February 1, 2020, the Company completed the sale of its ERV business pursuant to the terms and conditions set forth in the Asset Purchase Agreement entered into by and among the Company, the buyer and certain parties, and received cash of $55,000, subject to a post-closing adjustment. In connection with the closing of the sale, the Company and the buyer have entered into a transition services agreement, pursuant to which the parties will provide certain transition services for a specified period following the closing.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2019 and 2018 is as follows. As discussed in "Note 2 – Acquisition Activities" effective February 1, 2020, we completed the sale of our ERV business. The results of the ERV business have been classified as discontinued operations for all periods presented. Full year amounts may not sum due to rounding.

	2019 Quarter Ended				2018 Quarter Ended
	Mar 31	June 30	Sept 30	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$172,206	$179,673	$224,703	$179,960	$106,325	$124,366	$165,920	$173,916

Gross profit	20,720	20,859	38,029	37,419	14,775	19,407	19,828	19,134

Operating expenses	14,767	14,608	20,915	19,123	12,124	13,812	11,438	13,252

Income from continuing operations	4,835	4,544	13,126	14,285	3,866	2,706	7,128	4,416

(Loss) income from discontinued operations, net of income taxes	(3,298)	(1,255)	(2,711)	(41,952)	328	1,034	(1,885)	(2,581)

Net income (loss) attributable to Spartan Motors, Inc.	1,397	3,504	10,354	(27,821)	4,194	3,740	5,243	1,835

Basic earnings (loss) per share
Continuing operations	0.13	0.14	0.37	0.40	0.11	0.08	0.20	0.12
Discontinued operations	(0.09)	(0.04)	(0.08)	(1.19)	0.01	0.03	(0.05)	(0.07)
Basic earnings per share	0.04	0.10	0.29	(0.79)	0.12	0.11	0.15	0.05
Diluted earnings (loss) per share
Continuing operations	0.13	0.14	0.37	0.40	0.11	0.08	0.20	0.12
Discontinued operations	(0.09)	(0.04)	(0.08)	(1.18)	0.01	0.03	(0.05)	(0.07)
Diluted earnings per share	0.04	0.10	0.29	(0.78)	0.12	0.11	0.15	0.05

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Form 10-K”), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

Management’s Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of its inherent limitations, a system of internal control over financial reporting may not prevent or detect misstatements.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment internal control over financial reporting for Royal, which was acquired on September 9, 2019, which accounted for 24.5% of consolidated total assets and 2.3% of consolidated sales as of and for the year ended December 31, 2019. Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2019 due to a material weakness in our internal control over financial reporting described below.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2019 determined that certain of the Company’s processes for recognizing revenue within its FVS business unit had been ineffectively designed, implemented, and operated. Specifically:

●	There was insufficient management review to prevent and detect inaccurate and/or non-existent sales orders, including orders entered without appropriate supporting documentation and orders that were not properly updated to reflect price changes agreed to by customers.
●

Our controls were insufficient to accurately verify the existence, completeness, and accuracy of transactions resulting in recognition of revenue, including evidence of contracts with a customer and Company acceptance and approval of those contracts, revenue recognition agreement with contracted terms, and quarterly cut-off errors.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2019.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Our independent registered public accounting firm, BDO LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting. BDO LLP’s report appears on page 34 of this annual report on Form 10-K.

Remediation Plan

We have identified and have begun to implement several steps at the FVS business unit, as further described below, to remediate the material weakness described in this Item 9A and to enhance our overall control environment.  We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:

●	Strengthening our contract management and revenue controls with improved documentation standards, technical oversight and training;
●	Implementing new or revised transaction level controls to ensure all transactions have supporting documentation and the sales order entry process is monitored;
●	Enhancing the automation of processes and controls to allow for the timely completion and enhanced review of the controls and surrounding financial information;
●	Implementing and enhancing additional management review controls; and
●	Increasing accounting personnel to devote additional time and internal control resources.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “Spartan Motors’ Board of Directors and Executive Officers” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2020, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, and is incorporated herein by reference.

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

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2020, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of Spartan Motors Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2020, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2019.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	--	N/A	1,356,196
Equity compensation plans not approved by security holders (2)	--	N/A	56,250
Total	--	N/A	1,412,446

(1)	Consists of the Spartan Motors, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”).

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

(3)	Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. In addition, the 2016 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2016 Plan (1,356,196 shares) represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “Spartan Motors’ Board of Directors and Executive Officers” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2020, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 20, 2020, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2019, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2019, 2018 and 2017

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2019

Consolidated Balance Sheets – December 31, 2019 and December 31, 2018

Consolidated Statements of Operations – Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2019, 2018 and 2017

Consolidated Statements of Cash Flows – Years Ended December 31, 2019, 2018 and 2017

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

3.2	Spartan Motors, Inc. Bylaws, as amended to date.

4.1	Spartan Motors, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	Spartan Motors, Inc. Bylaws. See Exhibit 3.2 above.

Exhibit Number

4.3	Description of Registrant's Common Stock

4.4	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984 and incorporated herein by reference.

4.5

The Registrant has several classes of long-term debt instruments outstanding, none of which represents an authorized amount of debt exceeding 10% of the Company’s total consolidated assets, except as furnished under Exhibit 10.10 to this Form 10-K below. The Company agrees to furnish copies of any other agreements defining the rights of holders of other such long-term indebtedness to the Securities and Exchange Commission upon request.

10.1

Spartan Motors, Inc. Stock Incentive Plan of 2016. Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 8, 2016 (Commission File No. 001-33582), and incorporated herein by reference.*

10.2

Spartan Motors, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.3

Spartan Motors, Inc. Leadership Team Compensation Plan dated April 15, 2019. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2019 and incorporated herein by reference.*

10.4

Spartan Motors, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.5

Form of Stock Appreciation Rights Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582) and incorporated herein by reference.*

10.6

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.7

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.8

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.9

Spartan Motors, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

Exhibit Number
10.10

Credit Agreement dated August 8, 2018 by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-33582), and incorporated herein by reference.

10.11

Employment Offer Letter dated July 22, 2014, from Spartan Motors, Inc. to Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.12

Employment Offer Letter dated September 15, 2015, from Spartan Motors, Inc. to Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.13

Employment Offer Letter dated December 23, 2014 from Spartan Motors, Inc. to Steve Guillaume. Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.14

Employment Offer Letter dated May 11, 2015 from Spartan Motors, Inc. to Steve Guillaume. Previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.15

Employment Offer Letter dated July 14, 2014 from Spartan Motors, Inc. to Thomas C. Schultz. Previously filed as Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2016 (Commission File No. 001-33582) and incorporated herein by reference.*

10.16

Spartan Motors Inc. Management Severance Plan dated as of July 26, 2017. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, and incorporated herein by reference.*

10.17

Form of Spartan Motors, Inc. Performance Share Unit Agreement. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed April 2016, 2019 and incorporated herein by reference.*

10.18	Form of Spartan Motors, Inc. Restricted Stock Unit Agreement. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed April 2016, 2019 and incorporated herein by reference.*

10.19

Employment Offer Letter dated May 31, 2019 from Spartan Motors, Inc. to Todd A. Heavin. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.*

10.20

Unit Purchase Agreement dated as of September 9, 2019, by and among Spartan Motors USA, Inc., Fortress Resources, LLC D/B/A Royal Truck Body, the owners of Fortress Resources, LLC, and Dudley D. DeZonia. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.

10.21

Second Amendment to Credit Agreement, dated September 9, 2019, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.

10.22

Third Amendment to Credit Agreement, dated September 25, 2019, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.

Exhibit Number

10.23

Fourth Amendment to Credit Agreement, dated January 31, 2020, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.24	Asset Purchase Agreement dated January 31, 2020, by and among Spartan Motors, Inc., Spartan Motors USA, Inc., Spartan Fire, LLC and REV Group, Inc.

10.25	Employment Offer Letter dated January 21, 2020 from Spartan Motors, Inc. to Jonathan C. Douyard.*

21	Subsidiaries of Registrant

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to: Chief Financial Officer, Spartan Motors, Inc., 41280 Bridge Street, Novi, Michigan 48375.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPARTAN MOTORS, INC.

March 16, 2020	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 16, 2020	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 16, 2020	By	/s/ Frederick J. Sohm
Frederick J. Sohm Chief Financial Officer (Principal Financial and Accounting Officer)

March 16, 2020	By	/s/ James A. Sharman
James A. Sharman, Director

March 16, 2020	By	/s/ Thomas R. Clevinger
Thomas R. Clevinger, Director

March 16, 2020	By	/s/ Richard F. Dauch
Richard F. Dauch, Director

March 16, 2020	By	/s/ Ronald E. Harbour
Ronald E. Harbour, Director

March 16, 2020	By	/s/ Angela K. Freeman
Angela K. Freeman, Director

March 16, 2020	By	/s/ Paul A. Mascarenas
Paul A. Mascarenas, Director

March 16, 2020	By	/s/ Dominic Romeo
Dominic Romeo, Director

March 16, 2020	By	/s/ Andrew M. Rooke
Andrew M. Rooke, Director

 APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
SPARTAN MOTORS, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2019:

Allowance for doubtful accounts	$99	$415	$-	$(286)	$228

Year ended December 31, 2018:

Allowance for doubtful accounts	$98	$32	$-	$(31)	$99

Year ended December 31, 2017:

Allowance for doubtful accounts	$420	$78	$-	$(400)	$98