Form 10-Q
period 2020-03-31
SPARTAN MOTORS INC
filed 2020-05-07
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2020.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

SPARTAN MOTORS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	SPAR	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2020
Common stock, $.01 par value	35,163,399 shares

SPARTAN MOTORS, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will”, “should” and similar expressions or words. Spartan Motors, Inc.’s (the “Company”, “we”, “us”, or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include the risk factors listed and more fully described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on March 16, 2020, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below. Those risk factors include all known risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, those risks may not be the only ones we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. We do not undertake any obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$40,903	$19,349
Accounts receivable, less allowance of $181 and $228	70,836	58,874
Contract assets	14,645	10,898
Inventories, net	59,289	59,456
Other receivables – chassis pool agreements	8,832	8,162
Other current assets	9,503	5,344
Current assets held for sale	-	90,725
Total current assets	204,008	252,808
Property, plant and equipment, net	40,524	40,074
Right of use assets – operating leases	30,664	32,147
Goodwill	43,632	43,632
Intangible assets, net	53,359	54,061
Other assets	2,237	2,295
Net deferred tax asset	14,124	25,520
TOTAL ASSETS	$388,548	$450,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,480	$54,713
Accrued warranty	5,155	5,694
Accrued compensation and related taxes	9,704	15,841
Deposits from customers	1,091	2,640
Operating lease liability	5,634	5,162
Other current liabilities and accrued expenses	8,652	15,967
Short-term debt – chassis pool agreements	8,832	8,162
Current portion of long-term debt	220	177
Current liabilities held for sale	-	49,601
Total current liabilities	102,768	157,957
Other non-current liabilities	3,811	4,922
Long-term operating lease liability	25,510	27,241
Long-term debt, less current portion	74,646	88,670
Total liabilities	206,735	278,790
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,475 and 35,343 outstanding	354	353
Additional paid in capital	87,335	85,148
Retained earnings	94,575	86,764
Total Spartan Motors, Inc. shareholders’ equity	182,264	172,265
Non-controlling interest	(451)	(518)
Total shareholders’ equity	181,813	171,747
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$388,548	$450,537

See accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2020	2019

Sales	$176,948	$172,206
Cost of products sold	140,647	151,486
Gross profit	36,301	20,720

Operating expenses:
Research and development	1,541	1,226
Selling, general and administrative	21,400	13,541
Total operating expenses	22,941	14,767

Operating income	13,360	5,953

Other income (expense):
Interest expense	(731)	(374)
Interest and other income (expense)	(510)	332
Total other expense	(1,241)	(42)

Income from continuing operations before income taxes	12,119	5,911
Income tax expense	377	1,076
Income from continuing operations	11,742	4,835
Loss from discontinued operations, net of income taxes	(3,864)	(3,298)
Net income	7,878	1,537
Less: net income attributable to non-controlling interest	67	140

Net income attributable to Spartan Motors Inc.	$7,811	$1,397

Basic net earnings per share
Continuing operations	$0.33	$0.13
Discontinued operations	(0.11)	(0.09)
Basic earnings per share	$0.22	$0.04

Diluted net earnings per share
Continuing operations	$0.33	$0.13
Discontinued operations	(0.11)	(0.09)
Diluted earnings per share	$0.22	$0.04

Basic weighted average common shares outstanding	35,401	35,265
Diluted weighted average common shares outstanding	35,664	35,265

See accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income	$7,878	$1,537
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,801	2,525
Accruals for warranty, net of cash paid	(538)	392
Deferred income taxes	11,396	(564)
Non-cash stock based compensation expense	2,132	860
Loss on sale of business	2,138	-
Changes in accounts receivable and contract assets	(16,380)	(5,626)
Changes in inventories	(3,686)	(14,464)
Changes in accounts payable	472	11,480
Changes in accrued compensation and related taxes	(6,140)	(1,266)
Change in other assets and liabilities	(17,141)	2,723
Total adjustments	(24,946)	(3,940)
Net cash used in operating activities	(17,068)	(2,403)

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,433)	(1,934)
Proceeds from sale of business	55,000	-
Net cash provided by (used in) investing activities	52,567	(1,934)

Cash flows from financing activities:
Proceeds from long-term debt	16,000	-
Payments on long-term debt	(30,000)	(19)
Purchase and retirement of common stock	-	(793)
Net cash provided by (used in) the exercise and vesting of stock incentive awards	55	(922)
Net cash used in financing activities	(13,945)	(1,734)

Net increase (decrease) in cash and cash equivalents	21,554	(6,071)
Cash and cash equivalents at beginning of period	19,349	27,439
Cash and cash equivalents at end of period	$40,903	$21,368

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and the tax impact of stock incentive plan transactions	4	-	55	-	-	55
Issuance of restricted stock, net of cancellation	127	1	-	-	-	1
Non-cash stock based compensation expense	-	-	2,132	-	-	2,132
Net income	-	-	-	7,811	67	7,878
Balance at March 31, 2020	35,475	$354	$87,335	$94,575	$(451)	$181,813

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Balance at December 31, 2018, adjusted	35,321	353	82,816	103,458	(658)	185,969
Issuance of common stock and the tax impact of stock incentive plan transactions	9	-	(922)	-	-	(922)
Issuance of restricted stock, net of cancellation	121	1	(1)	-	-	-
Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)
Non-cash stock based compensation expense	-	-	860	-	-	860
Net income	-	-	-	1,397	140	1,537
Balance at March 31, 2019	35,350	$353	$82,517	$104,299	$(518)	$186,651

See accompanying Notes to Condensed Consolidated Financial Statements.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

For a description of key accounting policies followed, refer to the notes to the Spartan Motors, Inc. (the “Company”, “we”, “us” or “our”) consolidated financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020.

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc., with locations in Charlotte, Michigan; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Sacramento and Union City, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri; Pompano Beach, Florida; North Charleston, South Carolina; Montebello California; and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis and Spartan brand names. Our Carson, Sacramento and Union City, California; Mesa, Arizona; and Dallas and Weatherford, Texas locations manufacture service truck bodies and accessories under the Royal Truck Body brand name.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2020, the results of operations and cash flows for the three-month periods ended March 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants are continuing to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of early May 2020, several of these facilities reopened and we have restored a significant portion of our operating capacity. We expect our manufacturing facilities to be back to full operations by the end of May 2020, however, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We are also working to align operations and spending across our business with current conditions. This includes temporary salary reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing employee requisitions and minimizing capital expenditures to critical investments.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2,610 in the quarter (see Note 10 – Taxes on Income) and has also made provision to defer the employer side social security payments for the remaining portion of 2020, to be paid in two equal installment payments in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act on our business, results of operations, financial condition and liquidity.

In 2019, we performed a quantitative assessment and concluded each of our reporting units and indefinite life intangible assets had excess fair value over their carrying value. However, as of March 31, 2020, we observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on our business. We determined this constituted a triggering event that required an assessment to determine if an impairment loss may have occurred. Therefore, we qualitatively assessed whether it was more likely than not that goodwill and indefinite life intangible assets were impaired as of March 31, 2020. We reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Based on our interim impairment assessment as of March 31, 2020, we have determined that our goodwill and indefinite life intangible assets are not impaired. The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

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

On September 9, 2019, the Company completed its acquisition of Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”). Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Sacramento and Union City, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Chassis and Vehicle segment.

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019. The Company adopted ASU 2016-13 in the first quarter of 2020 and it had no material impact on our consolidated financial position, results of operations or cash flows.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Accounting Standards Not Yet Adopted

In December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improving consistent application of Generally Accepted Accounting Principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this standard are effective for reporting periods beginning after December 15, 2020 and early adoption is permitted. The adoption of the provisions of ASU 2019-12 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our ERV business for $55,000 in cash, subject to certain post-closing adjustments, and recognized a loss on sale of $2,138, which is a portion of the Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The ERV business met the accounting criteria for held for sale classification as of December 31, 2019. The results of the ERV business have been reclassified to Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020 and 2019.

The loss from discontinued operations presented in the Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2020 and 2019 is as follows:

	Three Months Ended March 31,
	2020	2019

Sales	$19,167	$61,757
Cost of products sold	18,678	57,950
Gross profit	489	3,807
Operating expenses	4,123	8,171
Operating loss	(3,634)	(4,364)
Other income (expense)	(2,138)	3
Loss from discontinued operations before taxes	(5,772)	(4,361)
Income tax benefit	1,908	1,063
Net loss from discontinued operations	$(3,864)	$(3,298)

In the annual goodwill and intangible assets impairment test as of October 1, 2019, we determined that the fair value of our ERV business and Smeal trade name were less than their carrying values due to under-performance in 2019 which was expected to continue in future periods. As a result, we recorded impairment expense of $13,856 to write off the goodwill and indefinite lived intangible assets. In conjunction with the classification of the ERV business as held for sale as of December 31, 2019, we recorded a loss of $39,275 to write down the carrying values of the associated assets and liabilities to their fair values less estimated costs to sell of $3,604. The assets and liabilities of the discontinued operations are presented separately under the captions “Current assets held for sale” and “Current liabilities held for sale” in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019. Subsequent adjustments may be necessary based on the post-closing net working capital adjustment, which is in process. As of March 31, 2020, due to the sale of the ERV business, there were no assets or liabilities related to discontinued operations on the Condensed Consolidated Balance Sheets.

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Assets and Liabilities held for sale in the Condensed Consolidated Balance Sheet were as follows:

December 31,
2019
Assets:
Accounts receivable, net	$30,760
Contract assets	36,740
Inventories	32,329
Other current assets	1,142
Property, plant and equipment	21,967
Right of use assets – operating leases	5,960
Intangible assets	1,050
Other noncurrent assets	52
Impairment of carrying value	(39,275)
Total current assets held for sale	$90,725

Liabilities:
Accounts payable	$4,213
Accrued warranty	11,347
Accrued compensation and related taxes	3,047
Deposits from customers	21,409
Operating lease liability	727
Other current liabilities	3,495
Long-term operating lease liability	5,363
Total current liabilities held for sale	$49,601

Total depreciation and amortization and capital expenditures for the discontinued operations for the three months ended March 31, 2020 and March 31, 2019:

	Three Months Ended March 31,
	2020	2019

Depreciation and amortization	$284	$1,213
Capital expenditures	$84	$826

NOTE 3 – ACQUISITION ACTIVITIES

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”) pursuant to which the Company acquired all the outstanding equity interests of Royal. The Company paid $89,369 in cash. The acquisition was financed using $89,369 borrowed from our existing line of credit, as described in Note 5 – Debt.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The fair value of the net assets acquired was based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. In April of 2020, the Company finalized all working capital adjustments with the seller. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date.

As of March 31, 2020, the preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$431
Accounts receivable, less allowance	5,019
Contract assets	1,499
Inventory	6,453
Other receivables – chassis pool agreements	10,424
Property, plant and equipment, net	4,980
Right of use assets-operating leases	12,767
Intangible assets, net	47,150
Goodwill	27,476
Total assets acquired	116,199

Accounts payable	(1,658)
Customer prepayments	(255)
Accrued warranty	(98)
Operating lease liabilities	(1,693)
Accrued compensation and related taxes	(569)
Other current liabilities and accrued expenses	(30)
Short-term debt – chassis pool agreements	(10,424)
Long-term operating lease liability	(11,074)
Long-term debt, less current portion	(1,029)
Total liabilities assumed	(26,830)

Total purchase price	$89,369

Goodwill Assigned

Intangible assets totaling $47,150 have provisionally been assigned to customer relationships, trade names and trademarks, patented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life
Customer relationships	$30,000	15 Years
Trade names and trademarks	13,000	Indefinite
Patented technology	2,200	8 Years
Non-competition agreements	1,950	5 Years
	$47,150

The Company plans to amortize the customer relationships utilizing an accelerated approach and plans to amortize patented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets preliminarily recorded from the Royal acquisition, is $666 for the quarter ended March 31, 2020.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2020	December 31, 2019
Finished goods	$5,697	$4,764
Work in process	2,650	1,773
Raw materials and purchased components	54,550	57,679
Reserve for slow-moving inventory	(3,608)	(4,760)
Total inventories, net	$59,289	$59,456

NOTE 5 – DEBT

Short-term debt consists of the following:

	March 31, 2020	December 31, 2019
Chassis pool agreements	$8,832	$8,162
Total short-term debt	$8,832	$8,162

Chassis Pool Agreements

The Company obtains certain vehicle chassis for its walk-in vans, truck bodies and specialty vehicles directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled any related obligations in cash, nor does it expect to do so in the future. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2020 and December 31, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $8,832 and $8,162, respectively. The Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	March 31, 2020	December 31, 2019
Line of credit revolver	$73,400	$87,400

Finance lease obligation	569	496
Other	897	951
Total debt	74,866	88,847
Less current portion of long-term debt	(220)	(177)
Total long-term debt	$74,646	$88,670

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Line of credit revolver

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers' obligations under the Credit Agreement. Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business. The substantive business terms of the Credit Agreement remain in place and were not changed by the fourth amendment.

As a result, at March 31, 2020, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 2.34% (or one-month LIBOR plus 1.50%) at March 31, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20,000. At March 31, 2020 and December 31, 2019, we had outstanding letters of credit totaling $525 related to our worker's compensation insurance.

Under the terms of our Credit Agreement, we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $74,499 and $60,499 at March 31, 2020 and December 31, 2019, respectively. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2020 and December 31, 2019, we were in compliance with all covenants in our credit agreement.

In the first quarter of 2020, the Company used proceeds from the sale of the ERV business to pay down $30,000 on the revolver and subsequently drew $16,000 on the revolver to obtain additional liquidity in response to the market uncertainty caused by the coronavirus outbreak.

NOTE 6 – REVENUE

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	March 31, 2020	March 31, 2019
Contract Assets
Contract assets, beginning of period	$10,898	$9,229
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10,623)	(9,229)
Contract assets recognized, net of reclassification to receivables	14,370	8,608
Contract assets, end of period	$14,645	$8,608

Contract Liabilities
Contract liabilities, beginning of period	$2,640	$871
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(2,384)	(871)
Cash received in advance and not recognized as revenue	835	565
Contract liabilities, end of period	$1,091	$565

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services (“FVS”) and Specialty Chassis and Vehicles (“SCV”) segments are $302,236 and $42,419 respectively, with substantially all revenue expected to be recognized within one year as of March 31, 2020.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three months ended March 31, 2020 and 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended March 31, 2020
	FVS	SCV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$132,897	$41,075	$173,972	$-	$173,972
Other	2,791	185	2,976	-	2,976
Total sales	$135,688	$41,260	$176,948	$-	$176,948

Timing of revenue recognition
Products transferred at a point in time	$22,257	$24,734	$46,991	$-	$46,991
Products and services transferred over time	113,431	16,526	129,957	-	129,957
Total sales	$135,688	$41,260	$176,948	$-	$176,948

	Three Months Ended March 31, 2019
	FVS	SCV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$117,818	$51,663	$169,481	$(2,128)	$167,353
Other	4,831	22	4,853	-	4,853
Total sales	$122,649	$51,685	$174,334	$(2,128)	$172,206

Timing of revenue recognition
Products transferred at a point in time	$9,336	$42,546	$51,882	$(2,128)	$49,754
Products and services transferred over time	113,313	9,139	122,452	-	122,452
Total sales	$122,649	$51,685	$174,334	$(2,128)	$172,206

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2020	December 31, 2019
Land and improvements	$8,707	$8,692
Buildings and improvements	38,614	38,653
Plant machinery and equipment	33,669	33,348
Furniture and fixtures	21,893	21,416
Vehicles	1,970	1,872
Construction in process	4,947	3,527
Subtotal	109,800	107,508
Less accumulated depreciation	(69,276)	(67,434)
Total property, plant and equipment, net	$40,524	$40,074

We recorded depreciation expense of $1,814 and $1,387 during the three months ended March 31, 2020 and 2019.

NOTE 8 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 17 years, some of which include options to extend the leases for up to 10 years. As of March 31, 2020, assets recorded under finance leases were immaterial (See Note 5 – Debt).

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended March 31,
	2020	2019
Operating leases	$1,596	$622
Short-term leases(1)	16	8
Total lease expense	$1,612	$630

(1)Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Three Months Ended March 31,
	2020	2019
Weighted average remaining lease term of operating leases (in years)	8.3	6.3
Weighted average discount rate of operating leases	3.8%	4.8%

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$1,641	$841

Right of use assets obtained in exchange for lease obligations:
Finance leases	$136	$-

Maturities of operating lease liabilities as of March 31, 2020 are as follows:

Years ending December 31:
2020(1)	$4,403
2021	5,055
2022	4,614
2023	4,619
2024	4,390
Thereafter	13,337
Total lease payments	36,418
Less: imputed interest	5,274
Total lease liabilities	$31,144

(1)Excluding the three months ended March 31, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of the Credit Agreement we have the ability to issue letters of credit totaling $20,000. We had outstanding letters of credit totaling $525 at March 31, 2020 and 2019 related to our worker's compensation insurance.

At March 31, 2020, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability during the three months ended March 31, 2020 and 2019 were as follows:

	2020	2019
Balance of accrued warranty at January 1	$5,694	$4,407
Warranties issued during the period	565	1,017
Cash settlements made during the period	(548)	(574)
Changes in liability for pre-existing warranties during the period, including expirations	(556)	(281)
Balance of accrued warranty at March 31	$5,155	$4,569

Spartan-Gimaex Joint Venture

In February 2015, the Company and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, the Company and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. In late 2019, the Company initiated additional court proceedings to dissolve and liquidate the joint venture. In April of 2020, as a result of a default judgment, the Company was appointed as liquidating trustee of the Gimaex joint venture, but no dissolution terms have been determined as of the date of this Form 10-Q. Costs associated with the wind-down will be impacted by the final dissolution terms. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution. Such charges are not expected to be material to our future operating results.

NOTE 10 – TAXES ON INCOME

Our effective income tax rate was 3.1% and 18.2% for the three months ended March 31, 2020 and 2019, respectively

The effective tax rate for the three months ended March 31, 2020 reflects the favorable impact of certain provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act upon the income tax expense as computed based on current statutory income tax rates. Enacted on March 27, 2020, the CARES Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operation losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business during the first quarter of 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act the Company will carry the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. Based upon current accounting guidance, the Company recorded a $2,610 current period tax benefit resulting from the rate difference as a component of Income tax expense.

Our effective income tax rate of 18.2% for the three months ended March 31, 2019, was favorably impacted by the recording of a discrete tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in Income tax expense of $296.

NOTE 11 – BUSINESS SEGMENTS

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

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

We evaluate the performance of our reportable segments based on Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and it is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations. Adjusted EBITDA for all prior periods presented have been recast to conform to the current presentation.

The accounting policies of the segments are the same as those described, or referred to, in Note 1 – General and Summary of Accounting Policies. Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and Other”. Segment loss from operations in the “Eliminations and Other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

Three Months Ended March 31, 2020

	Segment
	FVS	SCV	Eliminations and Other	Consolidated

Fleet vehicle sales	$123,973	$-	$-	$123,973
Motor home chassis sales	-	22,602	-	22,602
Other specialty vehicle sales	-	16,786	-	16,786
Aftermarket parts and accessories sales	11,715	1,872	-	13,587
Total sales	$135,688	$41,260	$-	$176,948

Depreciation and amortization expense	$800	$1,190	$527	$2,517
Adjusted EBITDA	21,736	3,721	(7,081)	18,376
Segment assets	154,897	130,844	102,807	388,548
Capital expenditures	890	1,130	329	2,349

 Three Months Ended March 31, 2019

	Segment
	FVS	SCV	Eliminations and Other	Consolidated

Fleet vehicle sales	$96,319	$2,128	$(2,128)	$96,319
Motor home chassis sales	-	40,286	-	40,286
Other specialty vehicle sales	-	6,858	-	6,858
Aftermarket parts and accessories sales	26,330	2,413	-	28,743
Total sales	$122,649	$51,685	$(2,128)	$172,206

Depreciation and amortization expense	$598	$353	$361	$1,312
Adjusted EBITDA	6,975	4,948	(3,547)	8,376
Segment assets	129,726	41,845	82,904	254,475
Capital expenditures	146	232	730	1,108

SPARTAN MOTORS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The table below presents the reconciliation of our income from continuing operations to Adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Three Months Ended
	March 31,
	2020	2019
Income from continuing operations	$11,742	$4,835
Net (income) loss attributable to non-controlling interest	(67)	(140)
Add (subtract):
Interest expense	731	374
Depreciation and amortization expense	2,517	1,312
Income tax expense	377	1,076
Restructuring and other related charges	992	27
Acquisition related expenses and adjustments	93	45
Non-cash stock based compensation expense	1,991	847
Adjusted EBITDA	$18,376	$8,376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Spartan Motors, Inc. (the “Company”, “we”, “us” or “our”) was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan. We began development of its first product that same year and shipped its first fire truck chassis in October 1975.

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, Spartan Motors USA, Inc., with locations in Charlotte, Michigan; Ephrata, Pennsylvania; Pompano Beach, Florida; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson, Sacramento and Union City, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our product portfolio gives us access to multiple differentiated markets and corresponding customer bases which helps to mitigate the impact of business cycles. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides the agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment upfit services in our Fleet Vehicles and Services segment, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market, are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants are continuing to operate as essential businesses, certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders during the month of March. As of March 31, 2020 approximately 40% of our facilities were at full or modified production levels. This increased to approximately 80% of our facilities as of early May 2020. We expect our manufacturing facilities to be back to full operations by the end of May 2020, however, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We are also working to align operations and spending across our business with current conditions. This includes temporary salary reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing employee requisitions and minimizing capital expenditures to critical investments.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for fiscal year 2020.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2,610 in the quarter (see Note 10 – Taxes on Income) and has also made provision to defer the employer side social security payments for the remaining portion of 2020, to be paid in two equal installment payments in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act on our business, results of operations, financial condition and liquidity.

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55.0 million in cash, subject to certain post-closing adjustments. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture will allow us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See “Note 2 – Discontinued Operations” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this transaction.

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC D/B/A Royal Truck Body (“Royal”) for $89.4 million in cash, subject to certain post-closing adjustments. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Union City and Roseville, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Chassis and Vehicle segment. See “Note 3 – Acquisition Activities” of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this transaction.

Executive Overview

●	Revenue of $176.9 million in the first quarter of 2020, an increase of 2.8% compared to $172.2 million in the first quarter of 2019.
●	Gross Margin of 20.5% in the first quarter of 2020, compared to 12.0% in the first quarter of 2019.
●	Operating expense of $22.9 million, or 13.0% of sales in the first quarter of 2020, compared to $14.8 million, or 8.6% of sales in the first quarter of 2019.
●	Operating income of $13.4 million in the first quarter of 2020, compared to $6.0 million in the first quarter of 2019.
●	Income tax expense of $0.4 million in the first quarter of 2020, compared to $1.1 million in the first quarter of 2019.
●	Income from continuing operations of $11.7 million in the first quarter of 2020, compared to $4.8 million in the first quarter of 2019.
●	Earnings per share from continuing operations of $0.33 in the first quarter of 2020, compared to $0.04 in the first quarter of 2019.
●	Order backlog of $344.7 million at March 31, 2020, an increase of $127.0 million or 58.3% from our backlog of $217.7 million at March 31, 2019.

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

●

Our continued expansion into the equipment upfit market for vehicles used in the parcel delivery, trades and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

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

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2020	2019
Sales	100.0	100.0
Cost of products sold	79.5	88.0
Gross profit	20.5	12.0
Operating expenses:
Research and development	0.9	0.7
Selling, general and administrative	12.1	7.9
Operating income	7.6	3.5
Other income (expense), net	(0.7)	(0.1)
Income from continuing operations before income taxes	6.8	3.4
Income tax expense	0.2	0.6
Income from continuing operations	6.6	2.8
Loss from discontinued operations, net of income taxes	(2.2)	(1.9)
Non-controlling interest	0.0	0.1
Net income attributable to Spartan Motors, Inc.	4.4	0.8

Quarter Ended March 31, 2020 Compared to the Quarter Ended March 31, 2019

Sales

For the quarter ended March 31, 2020, we reported consolidated sales of $176.9 million, compared to $172.2 million for the first quarter of 2019, an increase of $4.7 million or 2.8%. This increase reflects sales volume increases of $45.7 million in our Fleet Vehicles and Services segment. These increases were partially offset by a $10.4 million decrease in sales volume for our Specialty Chassis and Vehicles and Chassis segment and a $32.7 million decrease in pass through Chassis revenue. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $140.6 million in the first quarter of 2020, compared to $151.5 million in the first quarter of 2019, a decrease of $10.9 million or 7.2%. Cost of products sold increased by $28.6 million due to the higher unit sales volumes and were offset by $5.8 million due to favorable product mix, $32.7 million in lower USPS pass through Chassis material and $0.9 million due to lower supplier and other costs. As a percentage of sales, cost of products sold decreased to 79.5% in the first quarter of 2020, compared to 88.0% in the first quarter of 2019, driven by favorable product mix impacting the first quarter of 2020.

Gross Profit

Gross profit was $36.3 million for the first quarter of 2020, compared to $20.7 million for the first quarter of 2019, an increase of $15.6 million, or 75.2%. The increase was due to favorable volume of $6.4 million, favorable product mix of $8.2 million and decreased supplier and other costs of $1.0 million. Gross margin increased to 20.5% from 12.0% over the same period.

Operating Expenses

Operating expense was $22.9 million for the first quarter of 2020, compared to $14.8 million for the first quarter of 2019, an increase of $8.2 million or 55.4%. Research and development expense in the first quarter of 2020 was $1.5 million, compared to $1.2 million in the first quarter of 2019, an increase of $0.3 million, or 25.7% due to slightly higher spending on new product development projects in 2020. Selling, general and administrative expense was $21.4 million in the first quarter of 2020, compared to $13.5 million for the first quarter of 2019, an increase of $7.9 million or 58.4%. This increase was primarily due to $4.8 million in additional salaried employees, higher spending on professional services, annual merit increases and incentive compensation and increased severance costs in 2020 related to the realignment of the Company after the sale of the ERV business. The remaining increase of $1.8 million related to the expansion of locations.

Other Income/(Expense)

Interest expense was $0.7 million for the first quarter of 2020, compared to $0.4 million for the first quarter of 2019, driven by higher borrowing that occurred in the first quarter of 2020 to support acquisition activity. Other expense was $0.5 million in the first quarter of 2020 driven by costs associated with a transition service agreement, compared to other income of $0.3 million for the first quarter of 2019.

Income Tax Expense

Our effective income tax rate was 3.1% in the first quarter of 2020, compared to 18.2% in the first quarter of 2019. Our effective income tax rate in 2020 compares favorably to 2019 due to an adjustment recorded in 2020 as a result of provisions of the CARES Act allowing the carryback of tax net operating losses (“NOL”) incurred in the years 2018 through 2020 for five years. The sale of our ERV business during the first quarter placed the Company into a tax NOL position because of the reversal of certain deferred tax assets recorded in 2019. As a result, we will carry this NOL back to offset taxable income in years when the federal corporate income tax rate was 35%, as opposed to the 21% rate in effect at the time the deferred tax assets were recorded. The resultant favorable tax rate differential allowed us to record a $2.6 million current year tax benefit as a discrete item. Our effective income tax rate in 2019 was favorably impacted by a discrete tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $0.3 million.

Income from Continuing Operations

Income from continuing operations for the quarter ended March 31, 2020 increased by $6.9 million, or 142.9%, to $11.7 million compared to $4.8 million for the quarter ended March 31, 2019. On a diluted per share basis, income from continuing operations increased $0.20 to $0.33 in the first quarter of 2020 compared to $0.13 per share in the first quarter of 2019. Driving this increase were the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes for the quarter ended March 31, 2020 increased by $0.6 million, or 17.2%, to $3.9 million compared to $3.3 million for the quarter ended March 31, 2019.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the first quarter of 2020 was $18.4 million, compared to $8.4 million for the first quarter of 2019, an increase of $10.0 million or 119.4%.

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2020 compared to the same period of 2019 (in millions):

Adjusted EBITDA three months ended March 31, 2019	$8.4
Sales volume	6.5
Sales pricing/mix	8.3
Supplier and other cost decreases	1.0
General and administrative costs and other	(5.8)
Adjusted EBITDA three months ended March 31, 2020	$18.4

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	March 31, 2020	March 31, 2019
Fleet Vehicles and Services	$302,236	$188,528
Specialty Chassis and Vehicles	42,419	29,137
Total consolidated	$344,655	$217,665

Our Fleet Vehicles and Services backlog increased by $113.7 million, or 60.3%, which reflects strong demand for vehicles across the Company’s entire product portfolio. Our Specialty Chassis and Vehicles segment backlog increased by $13.3 million, or 45.6%, due to the acquisition of Royal.

The segment backlog at March 31, 2020, totaled $344.7 million, up 58.3%, compared to $217.7 million at March 31, 2019, which reflects strong demand for vehicles across the Company’s entire product portfolio.

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

Reconciliation of Non-GAAP Financial Measures

This report contains Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations. Adjusted EBITDA for all prior periods presented has been recast to conform to the current presentation.

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

Our management uses Adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual and long-term incentive compensation for our management team

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Income from continuing operations	$11,742	$4,835
Net (income) loss attributable to non-controlling interest	(67)	(140)
Add (subtract):
Interest expense	731	374
Depreciation and amortization expense	2,517	1,312
Income tax expense	377	1,076
Restructuring and other related charges	992	27
Acquisition related expenses and adjustments	93	45
Non-cash stock based compensation expense	1,991	847
Adjusted EBITDA	$18,376	$8,376

 .

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services ("FVS") and Specialty Chassis and Vehicles ("SCV").

For certain financial information related to each segment, see Note 11 – Business Segments, of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$135,688	100.0%	$122,649	100.0%
Adjusted EBITDA	21,736	16.0%	6,975	5.7%

Comparison of the Three-Month Periods Ended March 31, 2020 and 2019

Sales in our FVS segment were $135.7 million for the first quarter of 2020, compared to $122.6 million for the first quarter of 2019, an increase of $13.1 million or 10.6%, driven by increased vehicle sales of $45.8 million offset by a decrease of $32.7 million in pass through chassis revenue.

Adjusted EBITDA in our FVS segment for the first quarter of 2020 was $21.7 million compared to $7.0 million in the first quarter of 2019, an increase of $14.7 million. Higher unit sales volume drove a $6.6 million increase, favorable product mix added $8.5 million and reduction in supplier costs added $0.7 million. These increases were partially offset by a $1.1 million increase in marketing and administrative costs related growth and initiatives.

Specialty Chassis and Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$41,260	100.0%	$51,685	100.0%
Adjusted EBITDA	3,721	9.0%	4,948	9.6%

Comparison of the Three-Month Periods Ended March 31, 2020 and 2019

Sales in our SCV segment were $41.3 million in the first quarter of 2020, compared to $51.7 million in 2019, a decrease of $10.4 million or 20.2%. This decrease was driven by a decrease of $17.7 million in motor home chassis sales and $4.0 million in other specialty chassis and vehicles due to lower unit volume. This decrease was partially offset by sales attributable to the Royal acquisition of $11.3 million.

Adjusted EBITDA for our SCV segment for the first quarter of 2020 was $3.7 million, compared to $4.9 million in the same period of 2019, a decrease of $1.2 million, or 24.8%. This decrease was driven by a decrease of $1.2 million in motor home chassis and $1.7 million in other specialty chassis and vehicles. This decrease was partially offset by a $1.6 million increase in EBITDA attributable to new business.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $21.6 million to $40.9 million at March 31, 2020, compared to $19.3 million at December 31, 2019. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We used $17.1 million of cash for operating activities during the three months ended March 31, 2020, a decrease of $14.7 million from $2.4 million of cash used for operations during the three months ended March 31, 2019. Cash flow from operating activities decreased due to a $35.7 million decrease in the change in net working capital (primarily driven by the net change in receivables, payables, inventories and contract assets) partially offset by a $21.0 million increase in higher net income adjusted for non-cash charges to operations.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that drove cash flows for the three-month period ended March 31, 2020.  Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We generated $52.6 million of cash from investing activities during the three months ended March 31, 2020, primarily attributable to the sale of the ERV business. This is a $54.5 million increase compared to the $1.9 million used during the three months ended March 31, 2019.

Cash Flow from Financing Activities

We used $13.9 million of cash for financing activities during the three months ended March 31, 2020, compared to $1.7 million used during the three months ended March 31, 2019. This increase in cash used is mainly due to a net reduction in borrowing on the line of credit revolver.

Contingent Obligations

Spartan-Gimaex joint venture

In February 2015, the Company and Gimaex Holding, Inc. mutually agreed to begin discussions regarding the dissolution of the Spartan-Gimaex joint venture. In June 2015, the Company and Gimaex Holding, Inc. entered into court proceedings to determine the terms of the dissolution. In February 2017, by agreement of the parties, the court proceeding was dismissed with prejudice and the judge entered an order to this effect as the parties agreed to seek a dissolution plan on their own. In late 2019, the Company initiated additional court proceedings to dissolve and liquidate the joint venture. In April of 2020, as a result of a default judgment, the Company was appointed as liquidating trustee of the Gimaex joint venture, but no dissolution terms have been determined as of the date of this Form 10-Q. Costs associated with the wind-down will be impacted by the final dissolution terms. In accordance with accounting guidance, the costs we have accrued so far represent the low end of the range of the estimated total charges that we believe we may incur related to the wind-down. While we are unable to determine the final cost of the wind-down with certainty at this time, we may incur additional charges, depending on the final terms of the dissolution. Such charges are not expected to be material to our future operating results.

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

As a result, at March 31, 2020, under the Credit Agreement, as amended, we may borrow up to $175 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20 million and swing line loans of up to $30 million subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 2.34% (or one-month LIBOR plus 1.50%) at March 31, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets.

Under the terms of our Credit Agreement, we have the ability to issue letters of credit totaling $20 million. At March 31, 2020 and December 31, 2019, we had outstanding letters of credit totaling $0.5 million related to our worker's compensation insurance.

Under the terms of our Credit Agreement, we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $74.5 million and $60.5 million at March 31, 2020 and December 31, 2019, respectively. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2020 and December 31, 2019, we were in compliance with all covenants in our credit agreement.

In the first quarter of 2020, the Company used proceeds from the sale of the ERV business to pay down $30 million on the revolver and subsequently drew $16 million on the revolver to obtain additional liquidity in response to the market uncertainty caused by the coronavirus outbreak.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At March 31, 2020 there were 0.8 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us approximately $11.4 million based on the closing price of our stock on April 30, 2020. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2019 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	$0.05
May 6, 2019	May 17, 2019	June 17, 2019	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2020, we had $73.4 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.7 million on an annualized basis for our floating rate debt. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. Changes in input costs have impacted our results for the three months ended March 31, 2020 and may continue to do so during the remainder of 2020 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

We are executing against the remediation plan previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019. The material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that the control objective is achieved. We are currently tracking to our action plan for remediation of this material weakness prior to the end of fiscal 2020.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2019 with respect to the Risk Factors except as set forth below. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Our results of operations are likely to be adversely affected by the circumstances relating to the COVID-19 pandemic.

We have manufacturing and other operations in locations subject to public health crises. Our suppliers and customers also have operations in locations exposed to similar dangers. A public health event could disrupt our operations, or our customers’ or suppliers’ operations and could adversely affect our results of operations and financial condition.

Our global suppliers of raw materials expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause operating results to suffer. For example, the ongoing coronavirus outbreak at the beginning of 2020 may impact our suppliers’ ability to provide raw materials. An extended plant shut-down or supply chain disruption due to the coronavirus outbreak may also impact our ability to fulfill orders.

At this point, the extent to which the coronavirus may impact our liquidity, financial condition, and results of operations is uncertain.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended March 31, 2020, no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	-	$-	-	808,994
February 1 to February 29	-	-	-	808,994
March 1 to March 31	-	-	-	808,994
Total	-	$-	-	808,994

(1)This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

During the quarter ended March 31, 2020, 106,484 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Employment Offer Letter dated January 21, 2020 from Spartan Motors, Inc. to Jonathan C. Douyard (incorporated by reference to Exhibit 10.25 to the Company’s Annual Report on Form 10-K filed March 16, 2020).*

10.2	Fourth Amendment to Credit Agreement, dated January 31, 2020, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K filed March 16, 2020).

10.3	Asset Purchase Agreement dated January 31, 2020, by and among Spartan Motors, Inc., Spartan Motors USA, Inc., Spartan Fire, LLC and REV Group, Inc. (incorporated by reference to Exhibit 10.24 to the Company’s Annual Report on Form 10-K filed March 16, 2020).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2020	SPARTAN MOTORS, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer