Form 10-Q
period 2020-06-30
SHYFT GROUP, INC.
filed 2020-08-06
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2020.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code:  (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2020
Common stock, $.01 par value	35,565,111 shares

THE SHYFT GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will”, “should” and similar expressions or words. The Shyft Group, Inc.’s (the “Company”, “we”, “us”, or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$23,893	$19,349
Accounts receivable, less allowance of $168 and $228	68,375	58,874
Contract assets	14,368	10,898
Inventories, net	53,607	59,456
Other receivables – chassis pool agreements	2,699	8,162
Other current assets	11,176	5,344
Current assets held for sale	-	90,725
Total current assets	174,118	252,808
Property, plant and equipment, net	37,179	40,074
Right of use assets – operating leases	29,498	32,147
Goodwill	43,480	43,632
Intangible assets, net	52,462	54,061
Other assets	1,844	2,295
Net deferred tax asset	13,212	25,520
TOTAL ASSETS	$351,793	$450,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,383	$54,713
Accrued warranty	5,327	5,694
Accrued compensation and related taxes	11,933	15,841
Deposits from customers	550	2,640
Operating lease liability	5,388	5,162
Other current liabilities and accrued expenses	9,076	15,967
Short-term debt – chassis pool agreements	2,699	8,162
Current portion of long-term debt	220	177
Current liabilities held for sale	-	49,601
Total current liabilities	85,576	157,957
Other non-current liabilities	3,441	4,922
Long-term operating lease liability	24,542	27,241
Long-term debt, less current portion	58,571	88,670
Total liabilities	172,130	278,790
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,559 and 35,343 outstanding	355	353
Additional paid in capital	88,250	85,148
Retained earnings	91,439	86,764
Total The Shyft Group, Inc. shareholders’ equity	180,044	172,265
Non-controlling interest	(381)	(518)
Total shareholders’ equity	179,663	171,747
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$351,793	$450,537

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$123,970	$179,673	$300,918	$351,879
Cost of products sold	99,965	158,814	240,612	310,300
Gross profit	24,005	20,859	60,306	41,579

Operating expenses:
Research and development	1,130	1,146	2,672	2,372
Selling, general and administrative	24,610	13,462	46,009	27,003
Total operating expenses	25,740	14,608	48,681	29,375

Operating income (loss)	(1,735)	6,251	11,625	12,204

Other income (expense):
Interest expense	(460)	(313)	(1,191)	(687)
Interest and other income	515	142	5	474
Total other income (expense)	55	(171)	(1,186)	(213)

Income (loss) from continuing operations before income taxes	(1,680)	6,080	10,439	11,991
Income tax expense (benefit)	(546)	1,536	(169)	2,612
Income (loss) from continuing operations	(1,134)	4,544	10,608	9,379
Loss from discontinued operations, net of income taxes	(157)	(1,255)	(4,021)	(4,553)
Net income (loss)	(1,291)	3,289	6,587	4,826
Less: net income (loss) attributable to non-controlling interest	70	(215)	137	(75)

Net income (loss) attributable to The Shyft Group, Inc.	$(1,361)	$3,504	$6,450	$4,901

Basic earnings (loss) per share
Continuing operations	$(0.03)	$0.14	$0.29	$0.27
Discontinued operations	(0.01)	(0.04)	(0.11)	(0.13)
Basic earnings (loss) per share	$(0.04)	$0.10	$0.18	$0.14

Diluted earnings (loss) per share
Continuing operations	$(0.03)	$0.14	$0.29	$0.27
Discontinued operations	(0.01)	(0.04)	(0.11)	(0.13)
Diluted earnings (loss) per share	$(0.04)	$0.10	$0.18	$0.14

Basic weighted average common shares outstanding	35,512	35,349	35,456	35,308
Diluted weighted average common shares outstanding	35,512	35,368	35,693	35,312

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income	$6,587	$4,826
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,144	5,040
Accruals for warranty, net of cash paid	(366)	1,021
Deferred income taxes	12,307	(618)
Non-cash stock based compensation expense	4,258	2,202
Loss on sale of business	2,138	-
Loss from write-off of construction in process	2,430	-
Changes in accounts receivable and contract assets	(13,642)	(25,332)
Changes in inventories	1,997	(12,073)
Changes in accounts payable	(12,626)	29,181
Changes in accrued compensation and related taxes	(3,911)	1,316
Change in other assets and liabilities	(19,030)	(2,822)
Total adjustments	(18,301)	(2,085)
Net cash provided by (used in) operating activities	(11,714)	2,741

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,966)	(3,717)
Acquisition of business, net of cash acquired	152	-
Proceeds from sale of business	55,000	-
Net cash provided by (used in) investing activities	49,186	(3,717)

Cash flows from financing activities:
Proceeds from long-term debt	16,000	-
Payments on long-term debt	(46,000)	(5,102)
Payment of dividends	(1,775)	(1,777)
Purchase and retirement of common stock	-	(793)
Net cash used in the exercise and vesting of stock incentive awards	(1,153)	(894)
Net cash used in financing activities	(32,928)	(8,566)

Net increase (decrease) in cash and cash equivalents	4,544	(9,542)
Cash and cash equivalents at beginning of period	19,349	27,439
Cash and cash equivalents at end of period	$23,893	$17,897

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	4	-	55	-	-	55
Issuance of restricted stock, net of cancellation	127	1	-	-	-	1
Non-cash stock based compensation expense	-	-	2,132	-	-	2,132
Net income	-	-	-	7,811	67	7,878
Balance at March 31, 2020	35,475	354	87,335	94,575	(451)	181,813
Issuance of common stock and tax impact of stock incentive plan	4	-	(1,209)	-	-	(1,209)
Issuance of restricted stock, net of cancellation	80	1	(2)	-	-	(1)
Dividends declared ($0.05 per share)	-	-	-	(1,775)	-	(1,775)
Non-cash stock based compensation expense	-	-	2,126	-	-	2,126
Net income (loss)	-	-	-	(1,361)	70	(1,291)
Balance at June 30, 2020	35,559	$355	$88,250	$91,439	$(381)	$179,663

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Balance at December 31, 2018, adjusted	35,321	353	82,816	103,458	(658)	185,969
Issuance of common stock and tax impact of stock incentive plan	9	-	(922)	-	-	(922)
Issuance of restricted stock, net of cancellation	121	1	(1)	-	-	-
Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)
Non-cash stock based compensation expense	-	-	860	-	-	860
Net income	-	-	-	1,397	140	1,537
Balance at March 31, 2019	35,350	353	82,517	104,299	(518)	186,651
Issuance of common stock and tax impact of stock incentive plan	8	-	28	-	-	28
Issuance of restricted stock, net of cancellation	(42)	-	-	-	-	-
Issuance of common stock related to investment in subsidiary	(247)	(2)	(1,946)	-	-	(1,948)
Dividends declared ($0.05 per share)	-	-	-	(1,777)	-	(1,777)
Non-cash stock based compensation expense	247	2	1,341	-	-	1,343
Net income	-	-	-	3,504	(215)	3,289
Balance at June 30, 2019	35,316	$353	$81,940	$106,026	$(733)	$187,586

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Effective June 1, 2020, our corporate name has changed to The Shyft Group, Inc. (f/k/a Spartan Motors, Inc.). The new corporate name reflects the next phase of our business transformation with an increased focus on higher growth commercial, retail, and service specialty vehicle markets.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2019, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 16, 2020.

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Charlotte, Michigan; Pompano Beach, Florida; Ephrata, Pennsylvania; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson and Sacramento, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri; Pompano Beach, Florida; Ephrata, Pennsylvania; North Charleston, South Carolina; Montebello, California; and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis brand name. Our Carson and Sacramento, California; Mesa, Arizona; and Dallas and Weatherford, Texas locations manufacture service truck bodies and accessories under the Royal Truck Body brand name.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2020, the results of operations and cash flows for the three and six months ended  June 30, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of June 30, 2020, approximately 90% of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We took actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak during the second quarter of 2020. This included temporary salary reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing employee requisitions and minimizing capital expenditures to critical investments.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
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

In 2019, we performed a quantitative assessment and concluded each of our reporting units and indefinite life intangible assets had excess fair value over their carrying value. However, during the six months ended  June 30, 2020, we observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on our business. We determined this constituted a triggering event that required an assessment to determine if an impairment loss may have occurred. Therefore, we qualitatively assessed whether it was more likely than not that goodwill and indefinite life intangible assets were impaired as of June 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Based on our interim impairment assessment as of June 30, 2020, we have determined that our goodwill and indefinite life intangible assets are not impaired. The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2,610 in the first quarter of 2020 (see "Note 10 – Taxes on Income") and has also made provision to defer the employer side social security payments for the remaining portion of 2020, to be paid in two equal installment payments in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act on our business, results of operations, financial condition and liquidity.

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55,000 in cash, subject to certain post-closing adjustments. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. See "Note 2 – Discontinued Operations" for further discussion regarding this transaction.

On September 9, 2019, the Company completed its acquisition of Fortress Resources, LLC d/b/a Royal Truck Body (“Royal”). Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Sacramento, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Vehicle segment (f/k/a Specialty Chassis and Vehicles).

Recently Adopted Accounting Standards

In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2016-13, Financial Instruments-Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 is intended to introduce a revised approach to the recognition and measurement of credit losses, emphasizing an updated model based on expected losses rather than incurred losses. The provisions of this standard are effective for reporting periods beginning after December 15, 2019. The Company adopted ASU 2016-13 in the first quarter of 2020, and it had no material impact on our consolidated financial position, results of operations or cash flows.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
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

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our ERV business for $55,000 in cash, subject to certain post-closing adjustments, and recognized a loss on sale of $2,138, which is a portion of the Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The ERV business met the accounting criteria for held for sale classification as of December 31, 2019. The results of the ERV business have been reclassified to Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020 and 2019.

The loss from discontinued operations presented in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2020 and 2019 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Sales	$-	$68,263	$19,167	$130,020
Cost of products sold	-	62,251	18,678	120,201
Gross profit	-	6,012	489	9,819
Operating expenses	281	8,745	4,404	16,916
Operating loss	(281)	(2,733)	(3,915)	(7,097)
Other income (expense)	-	1,005	(2,138)	1,008
Loss from discontinued operations before taxes	(281)	(1,728)	(6,053)	(6,089)
Income tax benefit	124	473	2,032	1,536
Net loss from discontinued operations	$(157)	$(1,255)	$(4,021)	$(4,553)

In the annual goodwill and intangible assets impairment test as of October 1, 2019, we determined that the fair value of our ERV business and Smeal trade name were less than their carrying values due to under-performance in 2019 which was expected to continue in future periods. As a result, we recorded impairment expense of $13,856 to write off the goodwill and indefinite lived intangible assets. In conjunction with the classification of the ERV business as held for sale as of December 31, 2019, we recorded a loss of $39,275 to write down the carrying values of the associated assets and liabilities to their fair values less estimated costs to sell of $3,604. The assets and liabilities of the discontinued operations are presented separately under the captions Current assets held for sale and Current liabilities held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2019. Subsequent adjustments may be necessary based on the post-closing net working capital adjustment, which is in process. As of June 30, 2020, due to the sale of the ERV business, there were no assets or liabilities related to discontinued operations on the Condensed Consolidated Balance Sheets.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Assets and Liabilities held for sale in the Condensed Consolidated Balance Sheet were as follows:

December 31,
2019
Assets:
Accounts receivable, net	$30,760
Contract assets	36,740
Inventories, net	32,329
Other current assets	1,142
Property, plant and equipment	21,967
Right of use assets – operating leases	5,960
Intangible assets	1,050
Other noncurrent assets	52
Impairment of carrying value	(39,275)
Total current assets held for sale	$90,725

Liabilities:
Accounts payable	$4,213
Accrued warranty	11,347
Accrued compensation and related taxes	3,047
Deposits from customers	21,409
Operating lease liability	727
Other current liabilities	3,495
Long-term operating lease liability	5,363
Total current liabilities held for sale	$49,601

Total depreciation and amortization and capital expenditures for the discontinued operations for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Depreciation and amortization	$-	$1,235	$284	$2,448
Capital expenditures	$-	$718	$84	$1,544

NOTE 3 – ACQUISITION ACTIVITIES

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC d/b/a Royal Truck Body (“Royal”) pursuant to which the Company acquired all the outstanding equity interests of Royal. The Company paid $89,217 in cash, which was financed by borrowing from our existing line of credit, as described in "Note 5 – Debt".

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The fair value of the net assets acquired was based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. In the second quarter of 2020, the Company agreed to a working capital adjustment with the seller and made certain adjustments which resulted in a decrease to goodwill of $152. The Company will finalize the purchase price allocation as soon as practicable within the measurement period, but in no event later than one year following the acquisition date.

As of June 30, 2020, the preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$431
Accounts receivable, less allowance	5,019
Contract assets	1,499
Inventory	6,453
Other receivables – chassis pool agreements	10,424
Property, plant and equipment, net	4,980
Right of use assets-operating leases	12,767
Intangible assets, net	47,150
Goodwill	27,324
Total assets acquired	116,047

Accounts payable	(1,658)
Customer prepayments	(255)
Accrued warranty	(98)
Operating lease liabilities	(1,693)
Accrued compensation and related taxes	(569)
Other current liabilities and accrued expenses	(30)
Short-term debt – chassis pool agreements	(10,424)
Long-term operating lease liability	(11,074)
Long-term debt, less current portion	(1,029)
Total liabilities assumed	(26,830)

Total purchase price	$89,217

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
	$47,150

The Company amortizes the customer relationships utilizing an accelerated approach and amortizes patented technology and non-competition agreement assets utilizing a straight-line approach. Amortization expense, including the intangible assets preliminarily recorded from the Royal acquisition, is $667 and $1,333 for the three and six months ended June 30, 2020.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2020	December 31, 2019
Finished goods	$5,263	$4,764
Work in process	1,852	1,773
Raw materials and purchased components	50,676	57,679
Reserve for slow-moving inventory	(4,184)	(4,760)
Total inventories, net	$53,607	$59,456

NOTE 5 – DEBT

Short-term debt consists of the following:

	June 30, 2020	December 31, 2019
Chassis pool agreements	$2,699	$8,162
Total short-term debt	$2,699	$8,162

Chassis Pool Agreements

The Company obtains certain vehicle chassis for its walk-in vans, truck bodies and specialty vehicles directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer). Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled any related obligations in cash, nor does it expect to do so in the future. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2020 and December 31, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $2,699 and $8,162, respectively. The Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	June 30, 2020	December 31, 2019
Line of credit revolver	$57,400	$87,400
Finance lease obligation	519	496
Other	872	951
Total debt	58,791	88,847
Less current portion of long-term debt	(220)	(177)
Total long-term debt	$58,571	$88,670

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Line of Credit Revolver

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers’ obligations under the Credit Agreement. Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business. The substantive business terms of the Credit Agreement remain in place and were not changed by the fourth amendment.

As a result, at June 30, 2020, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.69% (or one-month LIBOR plus 1.50%) at June 30, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $525 related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $90,593 and $60,499 at June 30, 2020 and December 31, 2019, respectively. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement.

In the first quarter of 2020, the Company used proceeds from the sale of the ERV business to pay down $30,000 on the revolver and subsequently drew $16,000 on the revolver to obtain additional liquidity in response to the market uncertainty caused by the coronavirus outbreak. The Company subsequently paid back $16,000 in the second quarter of 2020.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 6 – REVENUE

The tables below disclose changes in contract assets and liabilities for the six months ended June 30, 2020 and 2019.

	June 30, 2020	June 30, 2019
Contract Assets
Contract assets, beginning of period	$10,898	$9,229
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10.558)	(9,229)
Contract assets recognized, net of reclassification to receivables	14,028	8,878
Contract assets, end of period	$14,368	$8,878

Contract Liabilities
Contract liabilities, beginning of period	$2,640	$871
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(2,576)	(871)
Cash received in advance and not recognized as revenue	486	566
Contract liabilities, end of period	$550	$566

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”) segments are $286,955 and $50,540 respectively, with substantially all revenue expected to be recognized within one year as of June 30, 2020.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three and six months ended June 30, 2020 and 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended June 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$96,184	$26,694	$122,878	$-	$122,878
Other	1,054	38	1,092	-	1,092
Total sales	$97,238	$26,732	$123,970	$-	$123,970

Timing of revenue recognition
Products transferred at a point in time	$11,279	$16,033	$27,312	$-	$27,312
Products and services transferred over time	85,959	10,699	96,658	-	96,658
Total sales	$97,238	$26,732	$123,970	$-	$123,970

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2019
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$132,477	$41,683	$174,160	$(3,152)	$171,008
Other	8,625	40	8,665	-	8,665
Total sales	$141,102	$41,723	$182,825	$(3,152)	$179,673

Timing of revenue recognition
Products transferred at a point in time	$53,651	$31,256	$84,907	$(3,152)	$81,755
Products and services transferred over time	87,451	10,467	97,918	-	97,918
Total sales	$141,102	$41,723	$182,825	$(3,152)	$179,673

	Six Months Ended June 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$229,081	$67,769	$296,850	$-	$296,850
Other	3,845	223	4,068	-	4,068
Total sales	$232,926	$67,992	$300,918	$-	$300,918

Timing of revenue recognition
Products transferred at a point in time	$33,536	$40,767	$74,303	$-	$74,303
Products and services transferred over time	199,390	27,225	226,615	-	226,615
Total sales	$232,926	$67,992	$300,918	$-	$300,918

	Six Months Ended June 30, 2019
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$250,295	$93,346	$343,641	$(5,280)	$338,361
Other	13,456	62	13,518	-	13,518
Total sales	$263,751	$93,408	$357,159	$(5,280)	$351,879

Timing of revenue recognition
Products transferred at a point in time	$104,316	$73,802	$178,118	$(5,280)	$172,838
Products and services transferred over time	159,435	19,606	179,041	-	179,041
Total sales	$263,751	$93,408	$357,159	$(5,280)	$351,879

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	June 30, 2020	December 31, 2019
Land and improvements	$8,721	$8,692
Buildings and improvements	39,520	38,653
Plant machinery and equipment	34,397	33,348
Furniture and fixtures	21,911	21,416
Vehicles	1,965	1,872
Construction in process	4,156	3,527
Subtotal	110,670	107,508
Less accumulated depreciation	(73,491)	(67,434)
Total property, plant and equipment, net	$37,179	$40,074

We recorded depreciation expense of $4,447 and $1,340 during the three months ended June 30, 2020 and 2019, respectively, and $6,261 and $2,727 during the six months ended June 30, 2020 and 2019, respectively. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, we recorded depreciation expense of $2,330 attributable to accelerated depreciation and loss of $2,430 from write-off of related construction in process. The total impact on Income (loss) from continuing operations is an expense of $3,599 for the three and six months ended June 30, 2020.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating leases	$1,510	$721	$3,106	$1,343
Short-term leases(1)	68	48	84	56
Total lease expense	$1,578	$769	$3,190	$1,399

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	June 30,
	2020	2019
Weighted average remaining lease term of operating leases (in years)	8.3	5.1
Weighted average discount rate of operating leases	3.8%	4.7%

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$3,127	$1,727

Right of use assets obtained in exchange for lease obligations:
Operating leases	$-	$3,012
Finance leases	$136	$-

Maturities of operating lease liabilities as of June 30, 2020 are as follows:

Years ending December 31:
2020(1)	$2,901
2021	5,055
2022	4,614
2023	4,619
2024	4,390
Thereafter	13,336
Total lease payments	34,915
Less: imputed interest	(4,985)
Total lease liabilities	$29,930

(1) Excluding the six months ended June 30, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of the Credit Agreement we have the ability to issue letters of credit totaling $20,000. We had outstanding letters of credit totaling $525 at June 30, 2020 and 2019 related to our workers’ compensation insurance.

At June 30, 2020, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability during the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30,
	2020	2019
Balance of accrued warranty at January 1	$5,694	$4,407
Warranties issued during the period	1,377	1,913
Cash settlements made during the period	(991)	(1,274)
Changes in liability for pre-existing warranties during the period, including expirations	(753)	(488)
Balance of accrued warranty at June 30	$5,327	$4,558

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

EPA Information Request

In May 2020, the Company received a letter from the United States Environmental Protection Agency (“EPA”) requesting certain information as part of an EPA investigation regarding a potential failure to affix emissions labels on vehicles to determine the Company’s compliance with applicable laws and regulations. This information request pertains to chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the US between January 1, 2017 to the present time. The Company is currently gathering the data requested and preparing to respond. An estimate of possible penalty or loss, if any, cannot be made at this time.

NOTE 10 – TAXES ON INCOME

Our effective income tax rate was (32.5%) and (1.6%) for the three and six months ended June 30, 2020, respectively, compared to 25.3% and 21.8% for the three and six months ended June 30, 2019, respectively.

The effective tax rate of a benefit of 32.5% for the three months ended June 30, 2020 is higher than the US statutory tax rate of 21% due to a $181 benefit related to an excess of stock compensation expense recognized for tax purposes over the amount for financial reporting purposes.

The effective tax rate for the six months ended June 30, 2020 reflects the favorable impact of certain provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act upon the income tax expense as computed based on current statutory income tax rates. Enacted on March 27, 2020, the CARES Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business during the first quarter of 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company will carry the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. Based upon current accounting guidance, the Company recorded a $2,610 current period tax benefit resulting from the rate difference as a component of Income tax benefit in the first quarter of 2020.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The effective tax rate for the three months ended June 30, 2019 reflects the impact of current statutory income tax rates on our Income (loss) from continuing operations before income taxes. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by a discrete tax benefit recorded in the first quarter related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $296.

NOTE 11 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles. Effective the second quarter of 2020, the Company renamed its Specialty Chassis and Vehicles segment to Specialty Vehicles.

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

The accounting policies of the segments are the same as those described, or referred to, in "Note 1 – Nature of Operations and Basis of Presentation". Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and Other”. Segment loss from operations in the “Eliminations and Other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Income tax expense (benefit) are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

Three Months Ended June 30, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$90,762	$-	$-	$90,762
Motor home chassis sales	-	14,048	-	14,048
Other specialty vehicle sales	-	10,929	-	10,929
Aftermarket parts and accessories sales	6,476	1,755	-	8,231
Total sales	$97,238	$26,732	$-	$123,970

Depreciation and amortization expense	$1,692	$857	$2,794	$5,343
Adjusted EBITDA	13,652	1,219	(5,521)	9,350
Segment assets	151,892	140,654	59,247	351,793
Capital expenditures	2,934	559	40	3,533

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

 Three Months Ended June 30, 2019

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$111,230	$3,152	$(3,152)	$111,230
Motor home chassis sales	-	28,653	-	28,653
Other specialty vehicle sales	-	7,315	-	7,315
Aftermarket parts and accessories sales	29,872	2,603	-	32,475
Total sales	$141,102	$41,723	$(3,152)	$179,673

Depreciation and amortization expense	$556	$394	$330	$1,280
Adjusted EBITDA	7,920	5,083	(3,245)	9,758
Segment assets	149,793	34,306	73,455	257,554
Capital expenditures	552	74	439	1,065

Six Months Ended June 30, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$214,735	$-	$-	$214,735
Motor home chassis sales	-	36,650	-	36,650
Other specialty vehicle sales	-	27,715	-	27,715
Aftermarket parts and accessories sales	18,191	3,627	-	21,818
Total sales	$232,926	$67,992	$-	$300,918

Depreciation and amortization expense	$2,492	$2,047	$3,321	$7,860
Adjusted EBITDA	35,388	4,940	(12,602)	27,726
Segment assets	151,892	140,654	59,247	351,793
Capital expenditures	3,824	1,689	370	5,883

 Six Months Ended June 30, 2019

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$207,549	$5,280	$(5,280)	$207,549
Motor home chassis sales	-	68,939	-	68,939
Other specialty vehicle sales	-	14,173	-	14,173
Aftermarket parts and accessories sales	56,202	5,016	-	61,218
Total sales	$263,751	$93,408	$(5,280)	$351,879

Depreciation and amortization expense	$1,154	$747	$691	$2,592
Adjusted EBITDA	14,895	10,031	(6,792)	18,134
Segment assets	149,793	34,306	73,455	257,554
Capital expenditures	698	306	1,169	2,173

THE SHYFT GROUP, INC. AND SUBSIDIARIES
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income (loss) from continuing operations	$(1,134)	$4,544	$10,608	$9,379
Net (income) loss attributable to non-controlling interest	(70)	215	(137)	75
Add (subtract):
Interest expense	460	313	1,191	687
Income tax expense (benefit)	(546)	1,536	(169)	2,612
Depreciation and amortization expense	5,343	1,280	7,860	2,592
Restructuring and other related charges	562	-	1,554	27
Acquisition related expenses and adjustments	179	420	272	465
Non-cash stock based compensation expense	2,126	1,450	4,117	2,297
Loss from write-off of construction in process	2,430	-	2,430	-
Adjusted EBITDA	$9,350	$9,758	$27,726	$18,134

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Effective June 1, 2020, our corporate name has changed to The Shyft Group, Inc. (f/k/a Spartan Motors, Inc.) The new corporate name reflects the next phase of our business transformation with an increased focus on higher growth commercial, retail, and service specialty vehicle markets.

The Shyft Group, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan.

The Company is a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Charlotte, Michigan; Pompano Beach, Florida; Ephrata, Pennsylvania; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson and Sacramento, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

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

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of June 30, 2020, approximately 90% of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We have taken actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak. This includes temporary salary reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing employee requisitions and minimizing capital expenditures to critical investments.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2,610 in the first quarter of 2020 (see "Note 10 – Taxes on Income") and has also made provision to defer the employer side social security payments for the remaining portion of 2020, to be paid in two equal installment payments in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act on our business, results of operations, financial condition and liquidity.

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55.0 million in cash, subject to certain post-closing adjustments. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture will allow us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See "Note 2 – Discontinued Operations" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this transaction.

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC d/b/a Royal Truck Body (“Royal”) for $89.2 million in cash, subject to certain post-closing adjustments. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Sacramento, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Vehicle segment. See "Note 3 – Acquisition Activities" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this transaction.

Executive Overview

●	Revenue of $124.0 million in the second quarter of 2020, a decrease of 31.0% compared to $179.7 million in the second quarter of 2019.
●	Gross Margin of 19.4% in the second quarter of 2020, compared to 11.6% in the second quarter of 2019.
●	Operating expense of $25.7 million, or 20.8% of sales in the second quarter of 2020, compared to $14.6 million, or 8.1% of sales in the second quarter of 2019.
●	Operating income (loss) of ($1.7) million in the second quarter of 2020, compared to $6.3 million in the second quarter of 2019.
●	Income tax expense (benefit) of ($0.5) million in the second quarter of 2020, compared to $1.5 million in the second quarter of 2019.
●	Income (loss) from continuing operations of ($1.1) million in the second quarter of 2020, compared to $4.5 million in the second quarter of 2019.
●	Earnings (loss) per share from continuing operations of ($0.03) in the second quarter of 2020, compared to $0.14 in the second quarter of 2019.
●	Order backlog of $337.5 million at June 30, 2020, an increase of $32.7 million or 10.7% from our backlog of $304.8 million at June 30, 2019.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

Our alliance with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides us with access to Motiv’s EPIC™ all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans. This alliance demonstrates our ability to innovate and advance the markets we serve, and places us ahead of the curve in the electric vehicle (EV) fleet market.

●

Our continued expansion into the equipment upfit market for vehicles used in the parcel delivery, trades and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

●	The introduction of Velocity M3 walk-in cargo van which is built on a Mercedes-Benz Sprinter cab and chassis, blends the fuel efficiency, driver ergonomics, and safety provisions of a cargo van cab and chassis with the expansive cargo space of a traditional walk-in van. The Velocity M3 builds upon advancements from the Utilimaster Reach®, with a lighter body design, improved payload, better fuel efficiency, and maximized cargo space, punctuated with a game-changing automatic access system that opens, closes, and locks interior and exterior doors—without keys or manual effort—for unequaled ease and stop-by-stop efficiency gains.

●	Our continued expansion into the all-electric chassis market where Utilimaster partnered with Cummins to fully electrify Reach. The electrified Reach EV showcases Utilimaster’s global commitment to emerging technologies and extending alternative propulsion technologies to customers. The Reach has served a pivotal role with key parcel delivery customers since 2011, offering a purpose-built delivery vehicle with a highly customizable cargo area.

●

The introduction of our refrigeration technology, which demonstrates our ability to apply the latest technical advancements with our unique understanding of last-mile delivery optimization. Utilimaster’s Work-Driven Design™ process provides best-in-class conversion solutions in walk-in vans, truck bodies, and cargo van vehicles. The refrigerated van is upfitted to optimally preserve cold cargo quality while offering customizations such as removable bulkheads and optional thermal curtains. The multi-temperature solution requires no additional fuel source, so it can serve a wide variety of categories from food and grocery to time and temperature sensitive healthcare deliveries.

●	The introduction of the K3 605 chassis. The K3 605 is equipped with Spartan Connected Coach, a technology bundle featuring the new digital dash display and keyless push-button start. It also features Spartan’s Advanced Protection System, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul, and factory chassis-integrated air supply for tow vehicle braking systems.

●

Spartan Connected Coach, a technology bundle for our motor home chassis that includes a 15-inch digital dash displaying gauge functions, tire pressure monitoring, blind spot indicators, navigation, and other information. Spartan Connected Coach also offers passive keyless start and adjustable Adaptive Cruise Control and brings proven automotive technology to the RV market.

●	The strength of our balance sheet and access to credit through our revolving line of credit.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	100.0	100.0	100.0	100.0
Cost of products sold	80.6	88.4	80.0	88.2
Gross profit	19.4	11.6	20.0	11.8
Operating expenses:
Research and development	0.9	0.6	0.9	0.7
Selling, general and administrative	19.9	7.5	15.3	7.7
Operating income (loss)	(1.4)	3.5	3.9	3.5
Other income (expense), net	0.0	(0.1)	(0.4)	(0.1)
Income (loss) from continuing operations before income taxes	(1.4)	3.4	3.5	3.4
Income tax expense (benefit)	(0.4)	0.9	(0.1)	0.7
Income (loss) from continuing operations	(0.9)	2.5	3.5	2.7
Loss from discontinued operations, net of income taxes	(0.1)	(0.7)	(1.3)	(1.3)
Non-controlling interest	0.1	(0.1)	0.0	-
Net income (loss) attributable to The Shyft Group, Inc.	(1.1)	2.0	2.1	1.4

Quarter Ended June 30, 2020Compared to the Quarter Ended June 30, 2019

Sales

For the quarter ended June 30, 2020, we reported consolidated sales of $124.0 million, compared to $179.7 million for the second quarter of 2019, a decrease of $55.7 million or 31.0%. This decrease reflects sales volume decrease of $43.9 million in our Fleet Vehicles and Services segment and a sales volume decrease of $15.0 million in our Specialty Vehicles segment. These decreases included a $35.7 million decrease in pass through Chassis revenue. Revenue was negatively impacted during the second quarter of 2020 by COVID-19 related production shut-downs due to chassis and component shortages.  Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $100.0 million in the second quarter of 2020, compared to $158.8 million in the second quarter of 2019, a decrease of $58.8 million or 37.0%. Cost of products sold decreased by $17.0 million due to the lower unit sales volumes, $4.4 million due to favorable product mix, $35.7 million in lower USPS pass through Chassis material, $1.2 million due to cost reductions and productivity and $0.5 million due to lower supplier and other costs. As a percentage of sales, cost of products sold decreased to 80.6% in the second quarter of 2020, compared to 88.4% in the second quarter of 2019, driven by favorable product mix impacting the second quarter of 2020.

Gross Profit

Gross profit was $24.0 million for the second quarter of 2020, compared to $20.9 million for the second quarter of 2019, an increase of $3.1 million, or 15.1%. Favorable product mix of $4.4 million, productivity improvements of $1.2 million and decreased supplier and other costs of $0.5 million more than offset $3.0 million of impact from lower sales volumes. Gross margin increased to 19.4% from 11.6% over the same period.

Operating Expenses

Operating expense was $25.7 million for the second quarter of 2020, compared to $14.6 million for the second quarter of 2019, an increase of $11.1 million or 76.2%. Research and development expense in the second quarter of 2020 was $1.1 million, compared to $1.1 million in the second quarter of 2019. Selling, general and administrative expense was $24.6 million in the second quarter of 2020, compared to $13.5 million for the second quarter of 2019, an increase of $11.1 million or 82.8%. This increase was primarily due to $4.0 million in additional salaried employees, higher spending on professional services, incentive compensation, and $4.8 million in accelerated depreciation of ERP system and write-off of related construction in process in the second quarter of 2020. The remaining increase of $2.4 million is related to manufacturing facilities acquired in 2019.

Other Income (Expense)

Interest expense was $0.5 million for the second quarter of 2020, compared to $0.3 million for the second quarter of 2019, caused by higher borrowings related to the Royal acquisition and incremental liquidity borrowing in response to the market uncertainty caused by the coronavirus outbreak. Other income was $0.5 million in the second quarter of 2020 driven by recovery associated with a transition service agreement, compared to other income of $0.1 million for the second quarter of 2019.

Income Tax Expense (Benefit)

Our effective income tax rate was (32.5%) in the second quarter of 2020, compared to 25.3% in the second quarter of 2019.  The effective tax rate of a tax benefit of 32.5% for the three months ended June 30, 2020 compares unfavorably to the comparable period in 2019 because of a $0.2 million benefit related to an excess of stock compensation for tax purposes over the amount for financial reporting purposes. The effective tax rate for the three months ended June 30, 2019 reflects the impact of current statutory income tax rates on our Income before taxes.

Income (Loss) from Continuing Operations

Income from continuing operations for the quarter ended June 30, 2020 decreased by $5.6 million, or (125.0%), to ($1.1) million compared to $4.5 million for the quarter ended June 30, 2019. On a diluted per share basis, income from continuing operations decreased ($0.17) to ($0.03) in the second quarter of 2020 compared to $0.14 per share in the second quarter of 2019. Driving this increase were the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes for the quarter ended June 30, 2020 decreased by $1.1 million, or 87.5%, to $0.2 million compared to $1.3 million for the quarter ended June 30, 2019 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the second quarter of 2020 was $9.4 million, compared to $9.8 million for the second quarter of 2019, a decrease of $0.4 million or 4.2%.

The table below describes the changes in Adjusted EBITDA for the three months ended June 30, 2020 compared to the same period of 2019 (in millions):

Adjusted EBITDA three months ended June 30, 2019	$9.8
Sales volume	(3.0)
Sales pricing/mix	5.9
Supplier and other cost decreases	1.9
General and administrative costs and other	(5.2)
Adjusted EBITDA three months ended June 30, 2020	$9.4

Order Backlog

Our order backlog by reportable segment as of June 30, 2020 compared to June 30, 2019 is summarized in the following table (in thousands):

	June 30, 2020	June 30, 2019
Fleet Vehicles and Services	$286,955	$272,399
Specialty Vehicles	50,540	32,417
Total consolidated	$337,495	$304,816

Our Fleet Vehicles and Services backlog increased by $14.6 million, or 5.3%, which reflects strong demand for vehicles across the Company’s product portfolio. Our Specialty Vehicles segment backlog increased by $18.1 million, or 55.9%, due to acquisition of Royal and increased motor home chassis orders.

The segment backlog at June 30, 2020, totaled $337.5 million, up 10.7%, compared to $304.8 million at June 30, 2019, which reflects strong demand for vehicles across the Company’s product portfolio.

Orders in the backlog are subject to modification, cancellation or rescheduling by customers. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions, supply of chassis, and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period-to-period is not necessarily indicative of eventual actual shipments.

Six Months Ended June 30, 2020Compared to the Six Months Ended June 30, 2019

Sales

For the six months ended June 30, 2020, we reported consolidated sales of $300.9 million, compared to $351.9 million for the six months ended June 30, 2019, a decrease of $51.0 million or 14.5%. This decrease reflects a sales volume decrease of $25.4 million in our Specialty Vehicles segment and a $68.4 million decrease in USPS pass through chassis revenue. These decreases were partially offset by a $37.6 million sales volume increases in our Fleet Vehicles and Services segment and lower intersegment revenues. Revenue was negatively impacted during the second quarter of 2020 by COVID-19 related production shut-downs due to chassis and component shortages. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $240.6 million in the six months ended June 30, 2020, compared to $310.3 million in the six months ended June 30, 2019, a decrease of $69.7 million or 22.5%. Cost of products sold decreased by $68.4 million due to lower USPS pass through chassis revenue, and $15.4 million due to favorable product mix.  These costs were partially offset by $14.5 million due to higher unit sales volumes.  As a percentage of sales, cost of products sold decreased to 80.0% in the six months ended June 30, 2020, compared to 88.2% in the first six months ended June 30, 2019.

Gross Profit

Gross profit was $60.3 million for the six months ended June 30, 2020, compared to $41.6 million for the six months ended, June 30, 2019, an increase of $18.7 million, or 45.0%. The increase was due to increased volume of $4.0 million and favorable product mix of $15.4 million. These increases were partially offset by $0.7 million in higher supplier and other costs.  Gross margin increased to 20.0% from 11.8% over the same period.

Operating Expenses

Operating expense was $48.7 million for the six months ended June 30, 2020, compared to $29.4 million for the six months ended June 30, 2019, an increase of $19.3 million or 65.6%. Research and development expense in the six months ended June 30, 2020 was $2.7 million, compared to $2.4 million in the six months ended June 30, 2019, an increase of $0.3 million, or 12.5% due to slightly higher spending on new product development projects in 2020. Selling, general and administrative expense was $46.0 million in the six months ended June 30, 2020, compared to $27.0 million for the six months ended June 30, 2019, an increase of $19.0 million or 70.4%. This increase was primarily due to $9.5 million in additional salaried employees, higher spending on professional services, incentive compensation, increased severance costs in 2020 related to the realignment of the Company after the sale of the ERV business and $4.8 million in accelerated depreciation of ERP system and write-off of related construction in process in the second quarter of 2020. The remaining increase of $4.7 million is related to manufacturing facilities acquired in 2019.

Other Income (Expense)

Interest expense was $1.2 million for the six months ended June 30, 2020, compared to $0.7 million for the six months ended June 30, 2019, driven by higher borrowing primarily related to the Royal acquisition and incremental liquidity borrowing in response to the market uncertainty caused by the coronavirus outbreak. Interest and other income (expense) was $0.0 million in the six months ended June 30, 2020 compared to other income of $0.5 million for the six months ended June 30, 2019.

Income Tax Expense (Benefit)

Our effective income tax rate was (1.6%) in the six months ended June 30, 2020, compared to 21.8% in the six months ended June 30, 2019. Our effective income tax rate in 2020 compares favorably to 2019 due to an adjustment recorded in 2020 as a result of provisions of the CARES Act allowing the carryback of tax net operating losses (“NOL”) incurred in the years 2018 through 2020 for five years. The sale of our ERV business in 2020 placed the Company into a tax NOL position because of the reversal of certain deferred tax assets recorded in 2019. As a result, we will carry this NOL back to offset taxable income in years when the federal corporate income tax rate was 35%, as opposed to the 21% rate in effect at the time the deferred tax assets were recorded. The resultant favorable tax rate differential allowed us to record a $2.6 million current year tax benefit as a discrete item. Our effective income tax rate in 2019 was favorably impacted by a discrete tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $0.3 million.

Income (Loss) from Continuing Operations

Income from continuing operations for the six months ended June 30, 2020 increased by $1.2 million, or 13.1%, to $10.6 million compared to $9.4 million for the six months ended June 30, 2019. On a diluted per share basis, income from continuing operations increased $0.02 to $0.29 in the six months ended June 30, 2020 compared to $0.27 per share in the six months ended June 30, 2019. Driving this increase were the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes for the six months ended June 30, 2020 decreased by $0.6 million, or 11.7%, to $4.0 million compared to $4.6 million for the six months ended June 30, 2019 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the six months ended June 30, 2020 was $27.7 million, compared to $18.1 million for the six months ended June 30, 2019, an increase of $9.6 million or 52.9%.

The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2020 compared to the same period of 2019 (in millions):

Adjusted EBITDA six months ended June 30, 2019	$18.1
Sales volume	3.6
Sales pricing/mix	14.1
Supplier and other cost decreases	2.9
General and administrative costs and other	(11.0)
Adjusted EBITDA six months ended June 30, 2020	$27.7

Reconciliation of Non-GAAP Financial Measures

This report presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our continuing operating performance. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations. Adjusted EBITDA for all prior periods presented has been recast to conform to the current presentation.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income from continuing operations	$(1,134)	$4,544	$10,608	$9,379
Net (income) loss attributable to non-controlling interest	(70)	215	(137)	75
Add (subtract):
Interest expense	460	313	1,191	687
Income tax expense	(546)	1,536	(169)	2,612
Depreciation and amortization expense	5,343	1,280	7,860	2,592
Restructuring and other related charges	562	-	1,554	27
Acquisition related expenses and adjustments	179	420	272	465
Non-cash stock based compensation expense	2,126	1,450	4,117	2,297
Loss from write-off of construction in process	2,430	-	2,430	-
Adjusted EBITDA	$9,350	$9,758	$27,726	$18,134

 Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV").

For certain financial information related to each segment, see "Note 11 – Business Segments", of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$97,238	100.0%	$141,102	100.0%
Adjusted EBITDA	13,652	14.0%	7,920	5.6%

Comparison of the Three-Month Periods Ended June 30, 2020 and 2019

Sales in our FVS segment were $97.2 million for the second quarter of 2020, compared to $141.1 million for the second quarter of 2019, a decrease of $43.9 million or 31.1%, driven by decreased vehicle sales of $8.2 million and a decrease of $35.7 million in pass through chassis revenue.

Adjusted EBITDA in our FVS segment for the second quarter of 2020 was $13.7 million compared to $7.9 million in the second quarter of 2019, an increase of $5.8 million. Favorable product mix added $6.4 million, productivity improvements and other cost reductions added $1.4 million. These increases were partially offset by a $1.6 million decrease in volume and a $0.4 million increase in marketing and administrative costs related to our growth and initiatives.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$232,926	100.0%	$263,751	100.0%
Adjusted EBITDA	35,388	15.2%	14,895	5.6%

Comparison of the Six-Month Periods Ended June 30, 2020 and 2019

Sales in our FVS segment were $232.9 million for the six months ended June 30, 2020, compared to $263.8 million for the six months ended June 30, 2019, a decrease of $30.9 million or 11.7%, driven by a decrease of $68.4 million in USPS pass through chassis revenue partially offset by increased vehicle sales of $37.5 million.

Adjusted EBITDA in our FVS segment for the six months ended June 30, 2020 was $35.4 million compared to $14.9 million in the six months ended June 30, 2019, an increase of $20.5 million. Higher unit sales volume drove a $4.0 million increase, favorable product mix added $15.1 million and reduction in supplier costs added $1.6 million. These increases were partially offset by a $0.8 million increase in marketing and administrative costs related to our growth and initiatives.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$26,732	100.0%	$41,723	100.0%
Adjusted EBITDA	1,219	4.6%	5,083	12.2%

Comparison of the Three-Month Periods Ended June 30, 2020 and 2019

Sales in our SV segment were $26.7 million in the second quarter of 2020, compared to $41.7 million in the second quarter ended 2019, a decrease of $15.0 million or 35.9%. This decrease was driven by a decrease of $14.0 million in motor home chassis sales and a $7.0 million decrease in other specialty vehicles sales due to lower unit volume. This decrease was partially offset by sales attributable to the Royal acquisition of $8.0 million.

Adjusted EBITDA for our SV segment for the second quarter of 2020 was $1.2 million, compared to $5.1 million in the second quarter of 2019, a decrease of $3.9 million or 76.0%. This decrease was driven by a decrease of $0.7 million in motor home chassis sales and a decrease of $4.5 million in other specialty vehicles sales. This decrease was partially offset by a $1.3 million increase in EBITDA attributable to new business.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$67,992	100.0%	$93,408	100.0%
Adjusted EBITDA	4,940	7.3%	10,031	10.7%

Comparison of the Six-Month Periods Ended June 30, 2020 and 2019

Sales in our SV segment were $68.0 million in the six months ended June 30, 2020, compared to $93.4 million in the six months ended June 30, 2019, a decrease of $25.4 million or 27.2%. This decrease was driven by a decrease of $32.1 million in motor home chassis sales and a $12.7 million decrease in other specialty vehicles sales due to lower unit volume. This decrease was partially offset by sales attributable to the Royal acquisition of $19.4 million.

Adjusted EBITDA for our SV segment for the six months ended June 30, 2020 was $4.9 million, compared to $10.0 million in the six months ended June 30, 2019, a decrease of $5.1 million, or 50.8%. This decrease was driven by a decrease of $2.0 million in motor home chassis sales and a decrease of $6.6 million in other specialty vehicles sales. This decrease was partially offset by a $2.9 million increase in EBITDA attributable to new business.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $4.6 million to $23.9 million at June 30, 2020, compared to $19.3 million at December 31, 2019. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We used $11.7 million of cash for operating activities during the six months ended June 30, 2020, an increase of $14.4 million from $2.7 million of cash provided by operations during the six months ended June 30, 2019. Cash flow from operating activities decreased due to a $16.2 million decrease in the change in net working capital (primarily driven by the net change in receivables, payables, inventories and contract assets) partially offset by a $1.8 million increase in higher net income adjusted for non-cash charges to operations.

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that impacted cash flows for the six-month period ended June 30, 2020. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We generated $49.2 million of cash from investing activities during the six months ended June 30, 2020, primarily attributable to the sale of the ERV business. This is a $52.9 million increase compared to the $3.7 million used during the six months ended June 30, 2019.

Cash Flow from Financing Activities

We used $32.9 million of cash for financing activities during the six months ended June 30, 2020, compared to $8.6 million used during the six months ended June 30, 2019. This increase in cash used is mainly due to a net reduction in borrowing on the line of credit revolver.

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

EPA Information Request

In May 2020, the Company received a letter from the United States Environmental Protection Agency (“EPA”) requesting certain information as part of an EPA investigation regarding a potential failure to affix emissions labels on vehicles to determine the Company’s compliance with applicable laws and regulations. This information request pertains to chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the US between January 1, 2017 to the present time. The Company is currently gathering the data requested and preparing to respond. An estimate of possible penalty or loss, if any, cannot be made at this time.

Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers’ obligations under the Credit Agreement. Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business. The substantive business terms of the Credit Agreement remain in place and were not changed by the fourth amendment.

As a result, at June 30, 2020, under the Credit Agreement, as amended, we may borrow up to $175.0 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $30.0 million subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.69% (or one-month LIBOR plus 1.50%) at June 30, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $0.5 million related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, we are required to maintain certain financial ratios and other financial covenants, which limited our available borrowings (exclusive of outstanding borrowings) under our line of credit to a total of approximately $90.6 million and $60.5 million at June 30, 2020 and December 31, 2019, respectively. The Credit Agreement also prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement.

In the first quarter of 2020, the Company used proceeds from the sale of the ERV business to pay down $30.0 million on the revolver and subsequently drew $16.0 million on the revolver to obtain additional liquidity in response to the market uncertainty caused by the coronavirus outbreak, which was subsequently paid back in the second quarter of 2020.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At June 30, 2020 there were 0.8 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us approximately $15.3 million based on the closing price of our stock on July 31, 2020. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2019 and 2020 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
May 6, 2019	May 17, 2019	June 17, 2019	$0.05
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	$0.05
May 8, 2020	May 18, 2020	June 18, 2020	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2020, we had $57.4 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.6 million on an annualized basis for our floating rate debt. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. Changes in input costs have impacted our results for the three months ended June 30, 2020 and may continue to do so during the remainder of 2020 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and six months ended June 30, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

We are executing against the remediation plan previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019. The material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that the control objective is achieved. We are currently on schedule to our action plan for remediation of this material weakness prior to the end of fiscal 2020.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended June 30, 2020, no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	-	$-	-	808,994
May 1 to May 31	-	-	-	808,994
June 1 to June 30	-	-	-	808,994
Total	-	$-	-	808,994

(1) This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

During the quarter ended June 30, 2020, 35,093 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2020	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer