Form 10-Q
period 2020-09-30
SHYFT GROUP, INC.
filed 2020-11-05
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2020.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2020
Common stock, $.01 par value	35,550,457 shares

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

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands, except par value)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$43,055	$19,349
Accounts receivable, less allowance of $198 and $228	99,461	58,874
Contract assets	9,667	10,898
Inventories, net	43,076	59,456
Other receivables – chassis pool agreements	12,741	8,162
Other current assets	9,490	5,344
Current assets held for sale	-	90,725
Total current assets	217,490	252,808
Property, plant and equipment, net	37,360	40,074
Right of use assets – operating leases	35,529	32,147
Goodwill	43,480	43,632
Intangible assets, net	51,662	54,061
Other assets	1,938	2,295
Net deferred tax asset	7,660	25,520
TOTAL ASSETS	$395,119	$450,537

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$63,433	$54,713
Accrued warranty	5,564	5,694
Accrued compensation and related taxes	15,421	15,841
Deposits from customers	650	2,640
Operating lease liability	6,273	5,162
Other current liabilities and accrued expenses	6,731	15,967
Short-term debt – chassis pool agreements	12,741	8,162
Current portion of long-term debt	220	177
Current liabilities held for sale	-	49,601
Total current liabilities	111,033	157,957
Other non-current liabilities	6,063	4,922
Long-term operating lease liability	29,836	27,241
Long-term debt, less current portion	48,522	88,670
Total liabilities	195,454	278,790
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, $0.01 par value; 80,000 shares authorized; 35,550 and 35,343 outstanding	355	353
Additional paid in capital	90,362	85,148
Retained earnings	109,288	86,764
Total The Shyft Group, Inc. shareholders’ equity	200,005	172,265
Non-controlling interest	(340)	(518)
Total shareholders’ equity	199,665	171,747
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$395,119	$450,537

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales	$203,473	$224,703	$504,391	$576,582
Cost of products sold	152,723	186,674	393,335	496,974
Gross profit	50,750	38,029	111,056	79,608

Operating expenses:
Research and development	824	1,103	3,496	3,475
Selling, general and administrative	23,525	19,812	69,534	46,815
Total operating expenses	24,349	20,915	73,030	50,290

Operating income	26,401	17,114	38,026	29,318

Other income (expense):
Interest expense	(11)	(144)	(1,202)	(831)
Interest and other income	238	473	243	947
Total other income (expense)	227	329	(959)	116

Income from continuing operations before income taxes	26,628	17,443	37,067	29,434
Income tax expense	7,253	4,317	7,084	6,929
Income from continuing operations	19,375	13,126	29,983	22,505
Loss from discontinued operations, net of income taxes	(598)	(2,711)	(4,619)	(7,264)
Net income	18,777	10,415	25,364	15,241
Less: net income (loss) attributable to non-controlling interest	41	61	178	(14)

Net income attributable to The Shyft Group, Inc.	$18,736	$10,354	$25,186	$15,255

Basic earnings (loss) per share
Continuing operations	$0.55	$0.37	$0.84	$0.64
Discontinued operations	(0.02)	(0.08)	(0.13)	(0.21)
Basic earnings per share	$0.53	$0.29	$0.71	$0.43

Diluted earnings (loss) per share
Continuing operations	$0.54	$0.37	$0.83	$0.64
Discontinued operations	(0.02)	(0.08)	(0.13)	(0.21)
Diluted earnings per share	$0.52	$0.29	$0.70	$0.43

Basic weighted average common shares outstanding	35,559	35,317	35,491	35,311
Diluted weighted average common shares outstanding	35,989	35,463	35,794	35,355

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net income	$25,364	$15,241
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	11,122	7,731
Deferred income taxes	17,859	(594)
Non-cash stock based compensation expense	6,322	3,767
Loss on sale of business	2,901	-
Loss from write-off of construction in process	2,430	-
Changes in accounts receivable and contract assets	(40,027)	(11,527)
Changes in inventories	12,527	(10,934)
Changes in accounts payable	(1,265)	4,393
Changes in accrued compensation and related taxes	(423)	6,211
Changes in accrued warranty	(130)	1,896
Change in other assets and liabilities	(16,033)	(9,950)
Total adjustments	(4,717)	(9,007)
Net cash provided by operating activities	20,647	6,234

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,325)	(7,500)
Acquisition of business, net of cash acquired	152	(89,650)
Proceeds from sale of business	55,000	-
Net cash provided by (used in) investing activities	46,827	(97,150)

Cash flows from financing activities:
Proceeds from long-term debt	16,000	92,000
Payments on long-term debt	(56,000)	(10,102)
Payment of dividends	(2,662)	(1,777)
Purchase and retirement of common stock	-	(793)
Cash used in the exercise and vesting of stock incentive awards	(1,106)	(832)
Net cash provided by (used) in financing activities	(43,768)	78,496

Net increase (decrease) in cash and cash equivalents	23,706	(12,420)
Cash and cash equivalents at beginning of period	19,349	27,439
Cash and cash equivalents at end of period	$43,055	$15,019

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	4	-	55	-	-	55
Issuance of restricted stock, net of cancellation	127	1	-	-	-	1
Non-cash stock based compensation expense	-	-	2,132	-	-	2,132
Net income	-	-	-	7,811	67	7,878
Balance at March 31, 2020	35,475	354	87,335	94,575	(451)	181,813
Issuance of common stock and tax impact of stock incentive plan	4	-	(1,209)	-	-	(1,209)
Issuance of restricted stock, net of cancellation	80	1	(2)	-	-	(1)
Dividends declared ($0.05 per share)	-	-	-	(1,775)	-	(1,775)
Non-cash stock based compensation expense	-	-	2,126	-	-	2,126
Net income (loss)	-	-	-	(1,361)	70	(1,291)
Balance at June 30, 2020	35,559	355	88,250	91,439	(381)	179,663
Issuance of common stock and tax impact of stock incentive plan	3	-	48	-	-	48
Issuance of restricted stock, net of cancellation	(12)	-	-	-	-	-
Dividends declared ($0.025 per share)	-	-	-	(887)	-	(887)
Non-cash stock based compensation expense	-	-	2,064	-	-	2,064
Net income	-	-	-	18,736	41	18,777
Balance at September 30, 2020	35,550	$355	$90,362	$109,288	$(340)	$199,665

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2018	35,321	$353	$82,816	$103,571	$(658)	$186,082
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Balance at December 31, 2018, adjusted	35,321	353	82,816	103,458	(658)	185,969
Issuance of common stock and tax impact of stock incentive plan	9	-	(922)	-	-	(922)
Issuance of restricted stock, net of cancellation	121	1	(1)	-	-	-
Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)
Non-cash stock based compensation expense	-	-	860	-	-	860
Net income	-	-	-	1,397	140	1,537
Balance at March 31, 2019	35,350	353	82,517	104,299	(518)	186,651
Issuance of common stock and tax impact of stock incentive plan	8	-	28	-	-	28
Issuance of restricted stock, net of cancellation	(42)	-	-	-	-	-
Issuance of common stock related to investment in subsidiary	(247)	(2)	(1,946)	-	-	(1,948)
Dividends declared ($0.05 per share)	-	-	-	(1,777)	-	(1,777)
Non-cash stock based compensation expense	247	2	1,341	-	-	1,343
Net income (loss)	-	-	-	3,504	(215)	3,289
Balance at June 30, 2019	35,316	353	81,940	106,026	(733)	187,586
Issuance of common stock and tax impact of stock incentive plan	6	-	62	-	-	62
Issuance of restricted stock, net of cancellation	11	-	-	-	-	-
Non-cash stock based compensation expense	-	-	1,563	-	-	1,563
Net income	-	-	-	10,354	61	10,415
Balance at September 30, 2019	35,333	$353	$83,565	$116,380	$(672)	$199,626

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

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Charlotte, Michigan; Pompano Beach and West Palm Beach, Florida; Ephrata, Pennsylvania; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson and Sacramento, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our Bristol, Indiana location manufactures vehicles used in the parcel delivery, mobile retail and trades and construction industries, and supplies related aftermarket parts and services under the Utilimaster brand name. Our Kansas City, Missouri; Pompano Beach and West Palm Beach, Florida; Ephrata, Pennsylvania; North Charleston, South Carolina; Montebello, California; and Saltillo, Mexico locations sell and install equipment used in commercial and fleet vehicles. Our Charlotte, Michigan location manufactures heavy-duty chassis and vehicles, and supplies aftermarket parts and accessories under the Spartan Chassis brand name. Our Carson and Sacramento, California; Mesa, Arizona; and Dallas and Weatherford, Texas locations manufacture service truck bodies and accessories under the Royal Truck Body brand name.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2020, and our results of operations and cash flows for the three and nine months ended September 30, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2019. The results of operations for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of  June 30, 2020, approximately 90% of our facilities were at full or modified production levels and as of September 30, 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We took actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak during 2020. This included actions that primarily impacted the second quarter of 2020, such as temporary salary reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing employee requisitions and minimizing capital expenditures to critical investments.

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

In 2019, we performed a quantitative assessment and concluded each of our reporting units and indefinite life intangible assets had excess fair value over their carrying value. However, during the nine months ended September 30, 2020, we observed negative macroeconomic indicators resulting from the COVID-19 pandemic, which could have a direct impact on our business. We determined this constituted a triggering event that required an assessment to determine if an impairment loss may have occurred. Therefore, we qualitatively assessed whether it was more likely than not that goodwill and indefinite life intangible assets were impaired as of September 30, 2020. We reviewed our previous forecasts and assumptions based on our current projections, which are subject to various risks and uncertainties, including projected revenue, projected operational profit, terminal growth rates, and the cost of capital. Based on our interim impairment assessment as of September 30, 2020, we have determined that our goodwill and indefinite life intangible assets are not impaired. The Company’s assumptions about future conditions important to its assessment of potential impairment of its goodwill and indefinite life intangible assets, including the impacts of the COVID-19 pandemic, are subject to uncertainty, and the Company will continue to monitor these conditions in future periods as new information becomes available, and will update its analyses accordingly.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2,610 in the first quarter of 2020 (see "Note 10 – Taxes on Income") and has also made provision to defer the employer side social security payments for the remaining portion of 2020, to be paid in two equal installment payments in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act and other future legislation on our business, results of operations, financial condition and liquidity.

On October 1, 2020, the Company completed its acquisition of F3 MFG Inc. (“F3”). F3 is a leading aluminum truck body and accessory manufacturer and its operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). F3 operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s recent acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern US steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. F3 will be part of our Specialty Vehicle segment (f/k/a Specialty Chassis and Vehicles).

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. See "Note 2 – Discontinued Operations" for further discussion regarding this transaction.

On September 9, 2019, the Company completed its acquisition of Fortress Resources, LLC d/b/a Royal Truck Body. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Sacramento, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Vehicles segment.

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

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our ERV business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The Company recognized a loss on sale of $763 and $2,901 in the three and nine months ended September 30, 2020, respectively, which are portions of the Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The ERV business met the accounting criteria for held for sale classification as of December 31, 2019. The results of the ERV business have been reclassified to Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020 and 2019.

The loss from discontinued operations presented in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2020 and 2019 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Sales	$-	$64,248	$19,167	$194,268
Cost of products sold	-	60,101	18,678	180,302
Gross profit	-	4,147	489	13,966
Operating expenses	-	7,758	4,404	24,674
Operating loss	-	(3,611)	(3,915)	(10,708)
Other income (expense)	(763)	7	(2,901)	1,015
Loss from discontinued operations before taxes	(763)	(3,604)	(6,816)	(9,693)
Income tax benefit	165	893	2,197	2,429
Net loss from discontinued operations	$(598)	$(2,711)	$(4,619)	$(7,264)

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

In the annual goodwill and intangible assets impairment test as of October 1, 2019, we determined that the fair value of our ERV business and Smeal trade name were less than their carrying values due to under-performance in 2019 which was expected to continue in future periods. As a result, we recorded impairment expense of $13,856 to write off the goodwill and indefinite lived intangible assets. In conjunction with the classification of the ERV business as held for sale as of December 31, 2019, we recorded a loss of $39,275 to write down the carrying values of the associated assets and liabilities to their fair values less estimated costs to sell of $3,604. The assets and liabilities of the discontinued operations are presented separately under the captions Current assets held for sale and Current liabilities held for sale in the Condensed Consolidated Balance Sheets as of December 31, 2019. As of September 30, 2020, due to the sale of the ERV business, there were no assets or liabilities related to discontinued operations on the Condensed Consolidated Balance Sheets.

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

Total depreciation and amortization and capital expenditures for the discontinued operations for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Depreciation and amortization	$-	$1,238	$284	$3,686
Capital expenditures	$-	$674	$84	$2,218

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – ACQUISITION ACTIVITIES

On October 1, 2020, the Company completed its acquisition of F3 MFG Inc. F3 is a leading, aluminum truck body and accessory manufacturer, and F3 operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded headache racks (also known as cab protection racks or rear racks). The Company paid $18,250 in cash, which was partially financed by borrowing from our existing line of credit, as described in "Note 5 – Debt". F3 will be part of our Specialty Vehicle segment.

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC d/b/a Royal Truck Body pursuant to which the Company acquired all the outstanding equity interests of Royal. The Company paid $89,217 in cash, which was financed by borrowing from our existing line of credit, as described in "Note 5 – Debt".

Purchase Price Allocation

The Royal acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, trade names and trademarks, patented technology and non-competition agreements. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $27,476 was recorded as goodwill, which is expected to be deductible for tax purposes.

The fair value of the net assets acquired were based on a preliminary valuation and the estimates and assumptions were subject to change within the measurement period. In the second quarter of 2020, the Company agreed to a working capital adjustment with the seller and made certain adjustments which resulted in a decrease to goodwill of $152. The valuation and the estimates and assumptions were finalized during the quarter ended September 30, 2020, as the measurement period has concluded.

As of September 30, 2020, the final allocation of purchase price to assets acquired and liabilities assumed is as follows:

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Goodwill Assigned

Intangible assets totaling $47,150 have been assigned to customer relationships, trade names and trademarks, patented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life
Customer relationships	$30,000	15 Years
Trade names and trademarks	13,000	Indefinite
Patented technology	2,200	8 Years
Non-competition agreements	1,950	5 Years
	$47,150

The Company amortizes the customer relationships utilizing an accelerated approach and amortizes patented technology and non-competition agreement assets utilizing a straight-line approach. Amortization expense, including the intangible assets recorded from the Royal acquisition, is $666 and $1,999 for the three and nine months ended September 30, 2020.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2020	December 31, 2019
Finished goods	$3,441	$4,764
Work in process	1,594	1,773
Raw materials and purchased components	44,982	57,679
Reserve	(6,941)	(4,760)
Total inventories, net	$43,076	$59,456

NOTE 5 – DEBT

Short-term debt consists of the following:

	September 30, 2020	December 31, 2019
Chassis pool agreements	$12,741	$8,162
Total short-term debt	$12,741	$8,162

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled any related obligations in cash, nor does it expect to do so in the future. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2020 and December 31, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $12,741 and $8,162, respectively. The Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	September 30, 2020	December 31, 2019
Line of credit revolver	$47,400	$87,400
Finance lease obligation	519	496
Other	823	951
Total debt	48,742	88,847
Less current portion of long-term debt	(220)	(177)
Total long-term debt	$48,522	$88,670

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

As a result, at September 30, 2020, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.44% (or one-month LIBOR plus 1.25%) at September 30, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $525 related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $100,681 and $60,499 at September 30, 2020 and December 31, 2019, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement.

In the three months ended September 30, 2020 the Company paid down $10,000 of long-term debt. In the nine months ended September 30, 2020 the Company paid down $40,000 of long-term debt, net of borrowings.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 6 – REVENUE

The tables below disclose changes in contract assets and liabilities for the nine months ended September 30, 2020 and 2019.

	September 30, 2020	September 30, 2019
Contract Assets
Contract assets, beginning of period	$10,898	$9,229
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10,777)	(9,229)
Contract assets recognized, net of reclassification to receivables	9,546	12,432
Contract assets, end of period	$9,667	$12,432

Contract Liabilities
Contract liabilities, beginning of period	$2,640	$871
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(2,370)	(871)
Cash received in advance and not recognized as revenue	380	1,737
Contract liabilities, end of period	$650	$1,737

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”) segments are $228,870 and $51,756 respectively, with substantially all revenue expected to be recognized within one year as of September 30, 2020.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three and nine months ended September 30, 2020 and 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended September 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$144,420	$58,263	$202,683	$-	$202,683
Other	770	20	790	-	790
Total sales	$145,190	$58,283	$203,473	$-	$203,473

Timing of revenue recognition
Products transferred at a point in time	$11,075	$40,962	$52,037	$-	$52,037
Products and services transferred over time	134,115	17,321	151,436	-	151,436
Total sales	$145,190	$58,283	$203,473	$-	$203,473

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2019
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$176,689	$45,072	$221,761	$-	$221,761
Other	2,905	37	2,942	-	2,942
Total sales	$179,594	$45,109	$224,703	$-	$224,703

Timing of revenue recognition
Products transferred at a point in time	$41,830	$35,824	$77,654	$-	$77,654
Products and services transferred over time	137,764	9,285	147,049	-	147,049
Total sales	$179,594	$45,109	$224,703	$-	$224,703

	Nine Months Ended September 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$373,501	$126,032	$499,533	$-	$499,533
Other	4,615	243	4,858	-	4,858
Total sales	$378,116	$126,275	$504,391	$-	$504,391

Timing of revenue recognition
Products transferred at a point in time	$44,611	$81,729	$126,340	$-	$126,340
Products and services transferred over time	333,505	44,546	378,051	-	378,051
Total sales	$378,116	$126,275	$504,391	$-	$504,391

	Nine Months Ended September 30, 2019
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$426,984	$138,418	$565,402	$(5,280)	$560,122
Other	16,361	99	16,460	-	16,460
Total sales	$443,345	$138,517	$581,862	$(5,280)	$576,582

Timing of revenue recognition
Products transferred at a point in time	$146,146	$109,626	$255,772	$(5,280)	$250,492
Products and services transferred over time	297,199	28,891	326,090	-	326,090
Total sales	$443,345	$138,517	$581,862	$(5,280)	$576,582

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2020	December 31, 2019
Land and improvements	$8,721	$8,692
Buildings and improvements	39,715	38,653
Plant machinery and equipment	37,896	33,348
Furniture and fixtures	21,969	21,416
Vehicles	2,004	1,872
Construction in process	2,589	3,527
Subtotal	112,894	107,508
Less accumulated depreciation	(75,534)	(67,434)
Total property, plant and equipment, net	$37,360	$40,074

We recorded depreciation expense of $2,179 and $818 during the three months ended September 30, 2020 and 2019, respectively, and $8,440 and $3,545 during the nine months ended September 30, 2020 and 2019, respectively. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, in the second quarter of 2020, we recorded depreciation expense of $2,330 attributable to accelerated depreciation and loss of $2,430 from write-off of related construction in process. In the third quarter of 2020, we recorded related depreciation expense of $365. The total after-tax impact on Income from continuing operations is an expense of $274 and $3,873 for the three and nine months ended September 30, 2020, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating leases	$1,551	$984	$4,657	$2,327
Short-term leases(1)	75	109	159	165
Total lease expense	$1,626	$1,093	$4,816	$2,492

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	September 30,
	2020	2019
Weighted average remaining lease term of operating leases (in years)	7.7	9.0
Weighted average discount rate of operating leases	3.4%	4.0%

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$4,531	$2,785

Right of use assets obtained in exchange for lease obligations:
Operating leases	$7,283	$2,340
Finance leases	$136	$-

Maturities of operating lease liabilities as of September 30, 2020 are as follows:

Years ending December 31:
2020(1)	$1,582
2021	6,380
2022	6,036
2023	6,027
2024	5,767
Thereafter	15,424
Total lease payments	41,216
Less: imputed interest	(5,107)
Total lease liabilities	$36,109

(1) Excluding the nine months ended September 30, 2020.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of the Credit Agreement we have the ability to issue letters of credit totaling $20,000. We had outstanding letters of credit totaling $525 at September 30, 2020 and December 31, 2019 related to our workers’ compensation insurance.

At September 30, 2020, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability during the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
	2020	2019
Balance of accrued warranty at January 1	$5,694	$4,407
Warranties issued during the period	2,687	3,589
Cash settlements made during the period	(2,411)	(2,625)
Changes in liability for pre-existing warranties during the period, including expirations	(406)	199
Balance of accrued warranty at September 30	$5,564	$5,570

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

EPA Information Request

In May 2020, the Company received a letter from the United States Environmental Protection Agency (“EPA”) requesting certain information as part of an EPA investigation regarding a potential failure to affix emissions labels on vehicles to determine the Company’s compliance with applicable laws and regulations. This information request pertains to chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the US between January 1, 2017 to the date the Company received the request in May 2020. The Company responded to the EPA’s request and furnished the requested materials in the third quarter of 2020. An estimate of possible penalties or loss, if any, cannot be made at this time.

NOTE 10 – TAXES ON INCOME

Our effective income tax rate was 27.2% and 19.1% for the three and nine months ended September 30, 2020, respectively, compared to 24.7% and 23.5% for the three and nine months ended September 30, 2019, respectively.

The effective tax rate of 27.2% for the three months ended September 30, 2020 is higher than the US statutory tax rate of 21% primarily because of state income taxes at their statutory rates and the unfavorable impact of certain non-deductible compensation expense on our effective tax rate.

The effective tax rate for the nine months ended September 30, 2020 reflects the favorable impact of certain provisions of the CARES Act upon the income tax expense as computed based on current statutory income tax rates. Enacted on March 27, 2020, the CARES Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business during the first quarter of 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company will carry the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. The Company recorded a $2,610 current period tax benefit resulting from the rate difference as a component of Income tax benefit in the first quarter of 2020.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The effective tax rate for the three months ended September 30, 2019 reflects the impact of current statutory income tax rates on our Income before taxes. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by a discrete tax benefit recorded in the first quarter related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $296.

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

Three Months Ended September 30, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$136,382	$-	$-	$136,382
Motor home chassis sales	-	38,190	-	38,190
Other specialty vehicle sales	-	17,601	-	17,601
Aftermarket parts and accessories sales	8,808	2,492	-	11,300
Total sales	$145,190	$58,283	$-	$203,473

Depreciation and amortization expense	$934	$1,412	$632	$2,978
Adjusted EBITDA	33,237	7,183	(7,827)	32,593
Segment assets	165,216	155,429	74,474	395,119
Capital expenditures	1,482	371	505	2,358

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Three Months Ended September 30, 2019

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$172,530	$-	$-	$172,530
Motor home chassis sales	-	33,038	-	33,038
Other specialty vehicle sales	-	9,370	-	9,370
Aftermarket parts and accessories sales	7,064	2,701	-	9,765
Total sales	$179,594	$45,109	$-	$224,703

Depreciation and amortization expense	$641	$372	$440	$1,453
Adjusted EBITDA	24,689	4,079	(6,443)	22,325
Segment assets	147,168	159,295	69,390	375,853
Capital expenditures	1,166	1,184	759	3,109

Nine Months Ended September 30, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$351,117	$-	$-	$351,117
Motor home chassis sales	-	74,840	-	74,840
Other specialty vehicle sales	-	45,316	-	45,316
Aftermarket parts and accessories sales	26,999	6,119	-	33,118
Total sales	$378,116	$126,275	$-	$504,391

Depreciation and amortization expense	$2,591	$4,313	$3,934	$10,838
Adjusted EBITDA	68,625	12,123	(20,429)	60,319
Segment assets	165,216	155,429	74,474	395,119
Capital expenditures	5,306	2,060	875	8,241

Nine Months Ended September 30, 2019

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$380,079	$5,280	$(5,280)	$380,079
Motor home chassis sales	-	101,977	-	101,977
Other specialty vehicle sales	-	23,543	-	23,543
Aftermarket parts and accessories sales	63,266	7,717	-	70,983
Total sales	$443,345	$138,517	$(5,280)	$576,582

Depreciation and amortization expense	$1,795	$1,119	$1,131	$4,045
Adjusted EBITDA	39,584	14,110	(13,235)	40,459
Segment assets	147,168	159,295	69,390	375,853
Capital expenditures	1,864	1,490	1,928	5,282

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations	$19,375	$13,126	$29,983	$22,505
Net (income) loss attributable to non-controlling interest	(41)	(61)	(178)	14
Add (subtract):
Interest expense	11	144	1,202	831
Income tax expense	7,253	4,317	7,084	6,929
Depreciation and amortization expense	2,978	1,453	10,838	4,045
Restructuring and other related charges	303	243	1,857	270
Acquisition related expenses and adjustments	650	1,522	922	1,987
Non-cash stock based compensation expense	2,064	1,581	6,181	3,878
Loss from write-off of construction in process	-	-	2,430	-
Adjusted EBITDA	$32,593	$22,325	$60,319	$40,459

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Company is a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motor home chassis, military vehicles, and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Charlotte, Michigan; Pompano Beach and West Palm Beach, Florida; Ephrata, Pennsylvania; Bristol, Indiana; North Charleston, South Carolina; Kansas City, Missouri; Montebello, Carson and Sacramento, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

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

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of June 30, 2020, approximately 90% of our facilities were at full or modified production levels and as of September 30, 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to develop within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We took actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak during 2020. This included actions that primarily impacted the second quarter of 2020, such as temporary salary reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing employee requisitions and minimizing capital expenditures to critical investments.

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

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2.6 million in the first quarter of 2020 (see "Note 10 – Taxes on Income") and has also made provision to defer the employer side social security payments for the remaining portion of 2020, to be paid in two equal installment payments in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act on our business, results of operations, financial condition and liquidity.

On October 1, 2020, the Company completed its acquisition of F3 MFG Inc. (“F3”). F3 is a leading aluminum truck body and accessory manufacturer, and F3 operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). F3 operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s recent acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern US steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. F3 will be part of our Specialty Vehicle segment (f/k/a Specialty Chassis and Vehicles).

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55.0 million in cash, subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7.5 million on October 1, 2020. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture will allow us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See "Note 2 – Discontinued Operations" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this transaction.

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC d/b/a Royal Truck Body for $89.2 million in cash, subject to certain post-closing adjustments. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades, service truck bodies, stake body trucks, contractor trucks, and dump bed trucks. Royal is the largest service body company in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in Sacramento, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Vehicle segment. See "Note 3 – Acquisition Activities" of the Notes to Condensed Consolidated Financial Statements of this Form 10-Q for further discussion of this transaction.

Executive Overview

●	Revenue of $203.5 million in the third quarter of 2020, a decrease of 9.4% compared to $224.7 million in the third quarter of 2019.
●	Gross Margin of 24.9% in the third quarter of 2020, compared to 16.9% in the third quarter of 2019.
●	Operating expense of $24.3 million, or 12.0% of sales in the third quarter of 2020, compared to $20.9 million, or 9.3% of sales in the third quarter of 2019.
●	Operating income of $26.4 million in the third quarter of 2020, compared to $17.1 million in the third quarter of 2019.
●	Income tax expense of $7.3 million in the third quarter of 2020, compared to $4.3 million in the third quarter of 2019.
●	Income from continuing operations of $19.4 million in the third quarter of 2020, compared to $13.1 million in the third quarter of 2019.
●	Diluted earnings per share from continuing operations of $0.54 in the third quarter of 2020, compared to $0.37 in the third quarter of 2019.
●	Order backlog of $280.6 million at September 30, 2020, an increase of $16.9 million or 6.4% from our backlog of $263.7 million at September 30, 2019.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●	The introduction of the Velocity F2, Class 2 walk-in van built on a Ford Transit chassis. The Velocity F2 combines nimbleness, comfort, and fuel efficiency with the cargo space, access, and load capacity similar to a traditional walk-in delivery van. The Velocity F2 gives parcel delivery fleets the flexibility they need to activate a large driver pool, service more customers, and maintain longer routes, consistent with increased demand.

●

Our relationship with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides us with access to Motiv’s EPIC™ all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans. This alliance demonstrates our ability to innovate and advance the markets we serve, and places us ahead of the curve in the electric vehicle (EV) fleet market.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Sales	100.0%		100.0%		100.0%		100.0%
Cost of products sold	75.1%		83.1%		78.0%		86.2%
Gross profit	24.9%		16.9%		22.0%		13.8%
Operating expenses:
Research and development	0.4%		0.5%		0.7%		0.6%
Selling, general and administrative	11.6%		8.8%		13.8%		8.1%
Operating income	13.0%		7.6%		7.5%		5.1%
Other income (expense), net	0.1%		0.2%		(0.2%	)	0.0%
Income from continuing operations before income taxes	13.1%		7.8%		7.3%		5.1%
Income tax expense	3.6%		1.9%		1.4%		1.2%
Income from continuing operations	9.5%		5.8%		5.9%		3.9%
Loss from discontinued operations, net of income taxes	(0.3%	)	(1.2%	)	(0.9%	)	(1.3%	)
Non-controlling interest	0.0%		0.0%		0.0%		0.0%
Net income attributable to The Shyft Group, Inc.	9.2%		4.6%		5.0%		2.6%

Quarter Ended September 30, 2020Compared to the Quarter Ended September 30, 2019

Sales

For the quarter ended September 30, 2020, we reported consolidated sales of $203.5 million, compared to $224.7 million for the third quarter of 2019, a decrease of $21.2 million or 9.4%. This decrease reflects a sales volume decrease of $11.4 million in our Fleet Vehicles and Services segment and a decrease of $23.0 million in pass through Chassis revenue. These decreases were partially offset by a $13.2 million sales volume increase in our Specialty Vehicles segment.

Cost of Products Sold

Cost of products sold was $152.7 million in the third quarter of 2020, compared to $186.7 million in the third quarter of 2019, a decrease of $34.0 million or 18.2%. Cost of products sold decreased $23.0 million due to lower pass through Chassis material, $0.2 million due to the lower unit sales volumes, $6.6 million due to favorable product mix, $1.9 million due to cost reductions and productivity improvements, $2.3 million due to lower supplier and other costs. As a percentage of sales, cost of products sold decreased to 75.1% in the third quarter of 2020, compared to 83.1% in the third quarter of 2019.

Gross Profit

Gross profit was $50.7 million for the third quarter of 2020, compared to $38.0 million for the third quarter of 2019, an increase of $12.7 million, or 33.5%. Favorable product mix of $6.6 million, impact from higher sales volumes of $1.9 million, productivity improvements of $1.9 million, lower supplier and other costs of $2.3 million drove the gross profit improvements. Gross margin increased to 24.9% from 16.9% over the same period in 2019.

Operating Expenses

Operating expense was $24.3 million for the third quarter of 2020, compared to $20.9 million for the third quarter of 2019, an increase of $3.4 million or 16.4%. Research and development expense in the third quarter of 2020 was $0.8 million, compared to $1.1 million in the third quarter of 2019. Selling, general and administrative expense was $23.5 million in the third quarter of 2020, compared to $19.8 million for the third quarter of 2019, an increase of $3.7 million or 18.7%. This increase was primarily due to $1.7 million in additional salaried employees and incentive compensation in the third quarter of 2020. The remaining increase of $1.6 million is related to manufacturing facilities acquired in 2019.

Other Income (Expense)

Interest expense was insignificant for the third quarter of 2020, compared to $0.1 million for the third quarter of 2019, driven by lower borrowings. Other income was $0.2 million in the third quarter of 2020 compared to $0.5 million for the third quarter of 2019.

Income Tax Expense

Our effective income tax rate was 27.2% in the third quarter of 2020, compared to 24.7% in the third quarter of 2019. The effective tax rate of 27.2% for the three months ended September 30, 2020 compares unfavorably to the comparable period in 2019 primarily because of certain non-deductible compensation expense in 2020. The effective tax rate for the three months ended September 30, 2019 reflects the impact of current statutory income tax rates on our Income before taxes.

Income from Continuing Operations

Income from continuing operations for the quarter ended September 30, 2020 increased by $6.3 million, or 47.6%, to $19.4 million compared to $13.1 million for the quarter ended September 30, 2019. On a diluted per share basis, income from continuing operations increased $0.17 to $0.54 in the third quarter of 2020 compared to $0.37 per share in the third quarter of 2019. Driving this increase were the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes for the quarter ended September 30, 2020 decreased by $2.1 million, or 77.9%, to $0.6 million compared to $2.7 million for the quarter ended September 30, 2019 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the third quarter of 2020 was $32.6 million, compared to $22.3 million for the third quarter of 2019, an increase of $10.3 million or 46.0%.

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2020 compared to the same period of 2019 (in millions):

Adjusted EBITDA three months ended September 30, 2019	$22.3
Sales volume	1.9
Sales pricing/mix	6.6
Supplier, other cost decreases, and favorable productivity	6.3
General and administrative costs and other	(4.5)
Adjusted EBITDA three months ended September 30, 2020	$32.6

Order Backlog

Our order backlog by reportable segment as of September 30, 2020 compared to September 30, 2019 is summarized in the following table (in thousands):

	September 30, 2020	September 30, 2019
Fleet Vehicles and Services	$228,870	$223,753
Specialty Vehicles	51,756	39,947
Total consolidated	$280,626	$263,700

Our Fleet Vehicles and Services backlog increased by $5.1 million, or 2.3%, which reflects strong demand for vehicles across the Company’s product portfolio. Our Specialty Vehicles segment backlog increased by $11.8 million, or 29.6%, due to increased motor home chassis orders.

The segment backlog at September 30, 2020, totaled $280.6 million, up 6.4%, compared to $263.7 million at September 30, 2019, which reflects strong demand for vehicles across the Company’s product portfolio.

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

Nine Months Ended September 30, 2020Compared to the Nine Months Ended September 30, 2019

Sales

For the nine months ended September 30, 2020, we reported consolidated sales of $504.4 million, compared to $576.6 million for the nine months ended September 30, 2019, a decrease of $72.2 million or 12.5%. This decrease reflects a sales volume decrease of $12.2 million in our Specialty Vehicles segment and a $91.4 million decrease in pass through Chassis revenue. These decreases were partially offset by a $26.2 million sales volume increases in our Fleet Vehicles and Services segment and lower intersegment revenues. Revenue was negatively impacted during the second quarter of 2020 by COVID-19 related production shut-downs due to chassis and component shortages. Please refer to our segment discussion below for further information about segment sales.

Cost of Products Sold

Cost of products sold was $393.3 million in the nine months ended September 30, 2020, compared to $497.0 million in the nine months ended September 30, 2019, a decrease of $103.6 million or 20.9%. Cost of products sold decreased by $91.4 million due to lower pass through Chassis material, $21.4 million due to product mix and $4.4 million due to reductions in supplier and other costs. These decreases were partially offset by $12.9 million due to higher unit sales volumes and new business. As a percentage of sales, cost of products sold decreased to 78.0% in the nine months ended September 30, 2020, compared to 86.2% in the nine months ended September 30, 2019.

Gross Profit

Gross profit was $111.1 million for the nine months ended September 30, 2020, compared to $79.6 million for the nine months ended, September 30, 2019, an increase of $31.5 million, or 39.5%. The increase was due to increased volume of $5.5 million and $21.4 million driven primarily by favorable product mix, and $4.4 million due to reductions in supplier and other costs. Gross margin increased to 22.0% from 13.8% over the same period.

Operating Expenses

Operating expense was $73.0 million for the nine months ended September 30, 2020, compared to $50.3 million for the nine months ended September 30, 2019, an increase of $22.7 million or 45.2%. Research and development expense was $3.5 million in the nine months ended September 30, 2020, flat to the nine months ended September 30, 2019. Selling, general and administrative expense was $69.5 million in the nine months ended September 30, 2020, compared to $46.8 million for the nine months ended September 30, 2019, an increase of $22.7 million or 48.5%. This increase was primarily due to $11.2 million in additional salaried employees, incentive compensation, increased severance costs in 2020 related to the realignment of the Company after the sale of the ERV business and $5.2 million for the write-down of an ERP system. The remaining increase of $6.3 million is related to manufacturing facilities acquired in 2019.

Other Income (Expense)

Interest expense was $1.2 million for the nine months ended September 30, 2020, compared to $0.8 million for the nine months ended September 30, 2019, driven by higher borrowing primarily related to the Royal acquisition and incremental liquidity borrowing in response to the market uncertainty caused by the coronavirus outbreak. Interest and other income was $0.2 million for the nine months ended September 30, 2020 compared to interest and other income of $0.9 million for the nine months ended September 30, 2019.

Income Tax Expense

Our effective income tax rate was 19.1% in the nine months ended September 30, 2020, compared to 23.5% in the nine months ended September 30, 2019. Our effective income tax rate in 2020 compares favorably to 2019 due to an adjustment recorded in 2020 as a result of provisions of the CARES Act allowing the carryback of tax net operating losses (“NOL”) incurred in the years 2018 through 2020 for five years. The sale of our ERV business in 2020 placed the Company into a tax NOL position because of the reversal of certain deferred tax assets recorded in 2019. As a result, we will carry this NOL back to offset taxable income in years when the federal corporate income tax rate was 35%, as opposed to the 21% rate in effect at the time the deferred tax assets were recorded. The resultant favorable tax rate differential allowed us to record a $2.6 million current year tax benefit as a discrete item. Our effective income tax rate in 2019 was favorably impacted by a discrete tax benefit related to additional state tax credits from prior years becoming available for utilization in future tax returns, with a net reduction in income tax expense of $0.3 million.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2020 increased by $7.5 million, or 33.2%, to $30.0 million compared to $22.5 million for the nine months ended September 30, 2019. On a diluted per share basis, income from continuing operations increased $0.19 to $0.83 in the nine months ended September 30, 2020 compared to $0.64 per share in the nine months ended September 30, 2019. Driving this increase were the factors noted above.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes for the nine months ended September 30, 2020 decreased by $2.7 million, or 36.4%, to $4.6 million compared to $7.3 million for the nine months ended September 30, 2019 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the nine months ended September 30, 2020 was $60.3 million, compared to $40.5 million for the nine months ended September 30, 2019, an increase of $19.8 million or 49.1%.

The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2020 compared to the same period of 2019 (in millions):

Adjusted EBITDA nine months ended September 30, 2019	$40.5
Sales volume	5.5
Sales pricing/mix	21.4
Supplier, other cost decreases, and favorable productivity	4.4
General and administrative costs and other	(11.5)
Adjusted EBITDA nine months ended September 30, 2020	$60.3

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

Our management uses Adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual incentive compensation for our management team and long-term incentive compensation for certain members of our management team.

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income from continuing operations	$19,375	$13,126	$29,983	$22,505
Net (income) loss attributable to non-controlling interest	(41)	(61)	(178)	14
Add (subtract):
Interest expense	11	144	1,202	831
Income tax expense	7,253	4,317	7,084	6,929
Depreciation and amortization expense	2,978	1,453	10,838	4,045
Restructuring and other related charges	303	243	1,857	270
Acquisition related expenses and adjustments	650	1,522	922	1,987
Non-cash stock based compensation expense	2,064	1,581	6,181	3,878
Loss from write-off of construction in process	-	-	2,430	-
Adjusted EBITDA	$32,593	$22,325	$60,319	$40,459

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$145,190	100.0%	$179,594	100.0%
Adjusted EBITDA	33,237	22.9%	24,689	13.7%

Comparison of the Three-Month Periods Ended September 30, 2020 and 2019

Sales in our FVS segment were $145.2 million for the third quarter of 2020, compared to $179.6 million for the third quarter of 2019, a decrease of $34.4 million or 19.2%, driven by decreased vehicle sales volume of $11.4 million and a decrease of $23.0 million in pass through chassis revenue.

Adjusted EBITDA in our FVS segment for the third quarter of 2020 was $33.2 million compared to $24.7 million in the third quarter of 2019, an increase of $8.5 million. Favorable product mix of $6.8 million, lower supplier costs and insourcing of $1.8 million, productivity improvements and other cost reductions of $0.8 million and lower healthcare costs of $1.4 million more than offset a $2.5 million unfavorable impact of decreased volume.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$378,116	100.0%	$443,345	100.0%
Adjusted EBITDA	68,625	18.1%	39,584	8.9%

Comparison of the Nine-Month Periods Ended September 30, 2020 and 2019

Sales in our FVS segment were $378.1 million for the nine months ended September 30, 2020, compared to $443.3 million for the nine months ended September 30, 2019, a decrease of $65.2 million or 14.7%, driven by a decrease of $91.4 million in pass through Chassis revenue partially offset by increased vehicle sales of $26.2 million.

Adjusted EBITDA in our FVS segment for the nine months ended September 30, 2020 was $68.6 million compared to $39.6 million in the nine months ended September 30, 2019, an increase of $29.0 million. Higher unit sales volume drove a $3.2 million increase, favorable product mix added $23.2 million, a reduction in supplier costs added $3.2 million and productivity improvements contributed $1.3 million to the increased profitability. These increases were partially offset by a $1.9 million increase in selling and administrative costs related to our growth and initiatives.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$58,283	100.0%	$45,109	100.0%
Adjusted EBITDA	7,183	12.3%	4,079	9.0%

Comparison of the Three-Month Periods Ended September 30, 2020 and 2019

Sales in our SV segment were $58.3 million in the third quarter of 2020, compared to $45.1 million in the third quarter ended 2019, an increase of $13.2 million or 29.2%. This increase was driven by unit sales volume increases of $13.2 million in motor home chassis and from new business.

Adjusted EBITDA for our SV segment for the third quarter of 2020 was $7.2 million, compared to $4.1 million in the third quarter of 2019, an increase of $3.1 million or 76.1%. This increase was primarily driven by unit sales volume increases of $3.1 million in motor home chassis and from new business.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$126,275	100.0%	$138,517	100.0%
Adjusted EBITDA	12,123	9.6%	14,110	10.2%

Comparison of the Nine-Month Periods Ended September 30, 2020 and 2019

Sales in our SV segment were $126.3 million in the nine months ended September 30, 2020, compared to $138.5 million in the nine months ended September 30, 2019, a decrease of $12.2 million or 8.8%. This decrease was driven by unit sales volume decreases of $12.2 million in motor home chassis, in other specialty vehicles, and from new business.

Adjusted EBITDA for our SV segment for the nine months ended September 30, 2020 was $12.1 million, compared to $14.1 million in the nine months ended September 30, 2019, a decrease of $2.0 million, or 14.1%. This decrease was driven by unit sales volume decreases of $1.4 million in motor home chassis, other specialty vehicles, and from new business and $1.8 million of unfavorable mix partially offset by other of $1.2 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $23.7 million to $43.1 million at September 30, 2020, compared to $19.4 million at December 31, 2019. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance the Company’s foreseeable liquidity and capital needs.

Cash Flow from Operating Activities

We generated $20.6 million of cash for operating activities during the nine months ended September 30, 2020, an increase of $14.4 million from $6.2 million of cash provided by operations during the nine months ended September 30, 2019. Cash flow from operating activities increased due to a $39.8 million increase in higher net income adjusted for non-cash charges to operations partially offset by a $25.4 million decrease in the change in net working capital (primarily driven by the net change in receivables and contract assets, inventories, payables, accrued compensation, accrued warranty, and other assets and liabilities).

See the Financial Condition section contained in Item 2 of this Form 10-Q for further information regarding balance sheet line items that impacted cash flows for the nine-month period ended September 30, 2020. Also see the Condensed Consolidated Statements of Cash Flows contained in Item 1 of this Form 10-Q for the other various factors that represented the remaining fluctuation of cash from operations between the periods.

Cash Flow from Investing Activities

We generated $46.8 million of cash from investing activities during the nine months ended September 30, 2020, primarily attributable to the sale of the ERV business. This is a $144.0 million increase compared to the $97.2 million used during the nine months ended September 30, 2019.

Cash Flow from Financing Activities

We used $43.8 million of cash for financing activities during the nine months ended September 30, 2020, compared to $78.5 million generated during the nine months ended September 30, 2019. This increase in cash used is mainly due to a net reduction in borrowing on the line of credit revolver.

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

EPA Information Request

In May 2020, the Company received a letter from the United States Environmental Protection Agency (“EPA”) requesting certain information as part of an EPA investigation regarding a potential failure to affix emissions labels on vehicles to determine the Company’s compliance with applicable laws and regulations. This information request pertains to chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the US between January 1, 2017 to the date the Company received the request in May 2020. The Company responded to the EPA’s request and furnished the requested materials in the third quarter of 2020. An estimate of possible penalties or loss, if any, cannot be made at this time.

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

As a result, at September 30, 2020, under the Credit Agreement, as amended, we may borrow up to $175.0 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $30.0 million subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.44% (or one-month LIBOR plus 1.25%) at September 30, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2020 and December 31, 2019, we had outstanding letters of credit totaling $0.5 million related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $100.7 million and $60.5 million at September 30, 2020 and December 31, 2019, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement.

In the three months ended September 30, 2020 the Company paid down $10.0 million of long-term debt. In the nine months ended September 30, 2020 the Company paid down $40.0 million of long-term debt, net of borrowings.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At September 30, 2020 there were 0.8 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.8 million shares of stock under the repurchase program, it would cost us approximately $16.1 million based on the closing price of our stock on October 29, 2020. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. In August 2020, the Board of Directors approved the change of the frequency of dividend payments from semi-annual to quarterly. We declared dividends on our outstanding common shares in 2019 and 2020 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
May 6, 2019	May 17, 2019	Jun. 17, 2019	$0.050
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	$0.050
May 8, 2020	May 18, 2020	Jun. 18, 2020	$0.050
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	$0.025

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2020, we had $48.7 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.5 million on an annualized basis for our floating rate debt. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. Changes in input costs have impacted our results for the three months ended September 30, 2020 and may continue to do so during the remainder of 2020 and beyond. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and nine months ended September 30, 2020.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2019.

Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with US generally accepted accounting principles.

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

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the third quarter of fiscal 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have manufacturing and other operations in locations subject to public health crises. Our suppliers and customers also have operations in locations exposed to similar dangers. A public health event could disrupt our operations, our customers’ or our suppliers’ operations and could adversely affect our results of operations and financial condition.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended September 30, 2020, no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(2)
July 1 to July 31	-	$-	-	808,994
August 1 to August 31	171	11.22	-	808,994
September 1 to September 30	2,046	19.66	-	808,994
Total	2,217	$-	-	808,994

(1) During the quarter ended September 30, 2020, 2,217 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

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

Date: November 5, 2020	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer