Form 10-K
period 2020-12-31
SHYFT GROUP, INC.
filed 2021-03-25
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2020
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class Common Stock	Trading Symbol(s) SHYF	Name of Each Exchange on which Registered NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter: $581,593,464.

The number of shares outstanding of the registrant’s Common Stock as of March 1, 2021: 35,301,421 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 19, 2021 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate”, “anticipate”, “believe”, “project”, “expect”, “intend”, “predict”, “potential”, “future”, “may”, “will”, “should” and similar expressions or words. The Shyft Group, Inc.'s (the “Company”, “we”, “us”, or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include the risk factors listed and more fully described in Item 1A below, “Risk Factors”, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. The list in Item 1A below includes the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-K. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-K is filed with the Securities and Exchange Commission.

PART I

Item 1.	Business.

General

Effective June 1, 2020, our corporate name has changed to The Shyft Group, Inc. (f/k/a Spartan Motors, Inc.). The new corporate name reflects the next phase of our business transformation with an increased focus on higher growth commercial, retail, and service specialty vehicle markets.

The Shyft Group, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan. As used herein, the term “Company”, “we”, “us” or “our” refers to The Shyft Group, Inc. and its subsidiaries unless designated or identified otherwise.

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motorhome chassis, and contract manufacturing and assembly services. Further, we supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture and assemble. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi and Charlotte, Michigan; Bristol, Indiana; Waterville, Maine; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Montebello, Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment upfit services in our Fleet Vehicles and Services segment, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market, are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

Impact of COVID-19

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of June 30, 2020, approximately 90% of our facilities were at full or modified production levels and as of September 30 and December 31, 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We took actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak during 2020. This included actions that impacted the second and third quarter of 2020, such as temporary compensation reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing associate requisitions and minimizing capital expenditures to critical investments.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the nature of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

Impact of CARES Act

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2.6 million in the first quarter of 2020 and has also made provision to defer the employer side social security payments for the last three quarters of 2020, to be paid in two equal installment payments of $2.0 million each in 2021 and 2022. We will continue to examine the potential impacts of the CARES Act on our business, results of operations, financial condition and liquidity.

Acquisition of F3 MFG, Inc.

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). DuraMag operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s 2019 acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern U.S. steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. DuraMag is part of our Specialty Vehicle segment (f/k/a Specialty Chassis and Vehicles) and continues to go to market under the DuraMag and Magnum brands.

Divestiture of the Emergency Response and Vehicle Business

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55.0 million in cash, subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7.5 million on October 1, 2020. The ERV business consisted of the emergency response cab-chassis operations in Charlotte, Michigan, and the apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture allows us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See "Note 2 – Discontinued Operations" of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of this transaction.

Acquisition of Royal Truck Body

On September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC d/b/a Royal Truck Body for $89.2 million in cash, subject to certain post-closing adjustments. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Royal manufactures and assembles truck body options for various trades and engineers, manufactures, assembles, and mounts service truck bodies, stake bodies, contractor bodies, dump beds, and more. Royal is one of the largest service body companies in the western United States with its principal facility in Carson, California. Royal has additional manufacturing, assembly, and service space in branch locations in McClellan Park, California; Mesa, Arizona; and Dallas and Weatherford, Texas. This acquisition allowed us to quickly expand our footprint in the western United States supporting our strategy of coast-to-coast manufacturing and distribution. Royal is part of our Specialty Vehicles segment. See "Note 3 – Acquisition Activities" of the Notes to Condensed Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of this transaction.

Performance Overview

Unless noted otherwise, the data in this Form 10-K reflects our continuing operations and, therefore, excludes the performance of our prior ERV business. Over the past five years our sales have increased by $268.2 million, a compound annual growth rate (CAGR) of 13.5%, while income from continuing operations and Adjusted EBITDA have grown by $20.0 million and $44.2 million, respectively. Please see the reconciliation of income from continuing operations to Adjusted EBITDA near the end of Item 1 of this Form 10-K.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV"). For certain financial information related to each segment, see "Note 17 – Business Segments" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. Sales by segment is as follows:

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries through our Bristol, Indiana; Ephrata, Pennsylvania; North Charleston, South Carolina; Charlotte, Michigan and Montebello, California locations. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Utilimaster Upfit Services and Strobes-R-Us go-to-market brands, through our manufacturing operations in Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; and Saltillo, Mexico. Our Fleet Vehicles and Services segment employed 1,500 associates and 700 contractors as of December 31, 2020.

We offer fleet vehicles in Gross Vehicle Weight Rating ("GVWR") Class 1 through Class 7, the largest range of product offerings amongst our competitors.

Class 1	Class 2	Class 3

Class 4	Class 5	Class 6

Class 7

Innovation

Our Solution Experts employ a customer-centric approach by working with customers through a process of listening and learning, needs assessment, and design innovation through building and implementing solutions designed with our customers and their end customers in mind. Recent innovations implemented by our Solution Experts include innovative and cost saving solutions for the specialty service segment, utility industry, food and beverage delivery, and mobile retail industry, such as safe loading equipment, keyless entry and cargo access systems, backup camera systems, and refrigeration solutions. Our teams can deliver product customization ranging from out-of-the-box to 100% custom solutions, based on customer needs and business requirements.

Recent innovations launched by the product development team include a new walk-in-van format, named the Velocity. Available in GVWR Class 2 and Class 3 designs, the Velocity lineup spans multiple OEM chassis formats to accommodate buyer preference and to increase manufacturing and distribution scale, as Utilimaster build operations are aligned with OEM chassis manufacturing and ship through locations.

During 2020, additional emphasis was placed on innovating for the changing alternative propulsion space with additional R&D efforts placed into marrying body builds with multiple electric vehicle platforms.

Products

Walk-in Vans

Assembled on a de-contented or “stripped” truck chassis supplied with engine and drive train components, our walk-in vans are used across a variety of vocations for multiple delivery and mobile service options. The vehicles feature a durable and lightweight aluminum body with a highly modularized cargo area, featuring extensive driver ergonomics options and a low step-in height for easy entry and egress.

Truck Bodies

Utilimaster dry van truck bodies are the industry standard for heavy-duty commercial delivery and are installed on chassis from a variety of manufacturers, which are supplied with a finished cab. They feature a highly customizable cargo area for maximum versatility and are manufactured with anti-rust galvanized steel and aluminum component parts. Available with cargo lengths from 10 to 28 feet and interior heights ranging from 72 to 108 inches.

Cutaway

Utilimaster cutaway truck bodies are the industry standard for medium-duty commercial delivery and are installed on chassis from a variety of manufacturers that are supplied with a finished cab. The highly configurable design can be configured with a set-back walk-through bulkhead allowing access to the cargo area from the cab. Available with cargo lengths from 10 to 18 feet and interior heights ranging from 72 to 90 inches.

Velocity®

A nimble, fuel efficient, and ergonomically designed walk-in van lineup built on commercial cargo van chassis across OEMs are designed to combine the cargo capacity of a traditional walk-in-van with the drivability of a smaller format vehicle. The Velocity lineup makes large product/package deliveries easy, with lower entry/egress height and 3-point grab rails at side and rear doors, and comfortable safe seats. Economical to operate, the Velocity features a total cost of ownership about half that of a traditional walk-in van.

Specialty Upfit

We install specialty interior and exterior upfit equipment for walk-in vans, truck bodies, cargo vans, and light duty pick-up trucks for added safety, cargo handling efficiency, and vocational functionality.

Parts and Accessories We provide a full line of parts and accessories for our walk-in vans and truck bodies.

Marketing

We market our commercial vehicles, including walk-in vans, cutaway vans, and truck bodies, under the Aeromaster®, Velocity, Trademaster®, and Utilivan® product brand names. We sell our fleet vehicles to leasing companies, national and fleet accounts (national accounts typically have 1,000+ vehicle fleets and fleet accounts typically have 100+ vehicle fleets), and through a network of independent truck dealers in the U.S. and Canada. We also market our truck bodies direct to retail customers in select markets. We provide aftermarket support, including parts sales and field services, to all of our fleet vehicle customers through our Customer Service Department located in Bristol, Indiana.

Manufacturing

We are implementing the Shyft Production System, lean manufacturing and continuous improvement in all of our fleet vehicle facilities in order to maximize efficiency and reduce costs. We manufacture walk-in vans at our Bristol, Indiana facility and truck bodies at our Ephrata, Pennsylvania; Montebello, California; and Charlotte, Michigan facilities. We have facilities at Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; and Saltillo, Mexico aligned with our commercial and OEM customers for the installation of upfit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high- and low-skilled tradespeople and assemblers. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Specialty Vehicles Segment

Our Specialty Vehicles segment operates out of our Charlotte, Michigan facility where we engineer and manufacture luxury Class A diesel motorhome chassis, provide contract assembly of specialty vehicles and other commercial vehicles, and distribute related aftermarket parts and accessories under the Spartan RV Chassis and Builtmore Contract Manufacturing go-to-market brand names. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our engineering reaction time, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealer distributors or directly to consumers for aftermarket parts and accessories. Beginning in September 2019 with our acquisition of Royal, the Specialty Vehicles segment includes operations in Carson and McClellan Park, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Beginning in October 2020 with our acquisition of DuraMag, the Specialty Vehicles segment includes operations in Waterville, Maine. DuraMag is a leading aluminum truck body and accessory manufacturer and its operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks. The Specialty Vehicles segment employed 600 associates and 100 contractors as of December 31, 2020.

Innovation

We promote effective communication through trade shows and motorhome rallies with a wide variety of motorhome owners to identify needs and bring our customers the latest technology and highest quality in our motorhome and specialty chassis. Over the past few years, we have introduced innovations on our motorhome chassis, including: custom tuned suspensions, independent front suspension, and passive steer tag axle that greatly improve ride, handling and maneuverability; adaptive cruise control, collision mitigation, electronic stability control and lane departure warning to improve safety; and automatic air leveling that adds convenience and functionality to top line motorhomes.

Products

Motorhome Chassis

We custom manufacture diesel chassis for luxury Class A motorhomes to the individual specifications of our motorhome OEM customers under the Spartan RV Chassis go-to-market brand name. These specifications vary based on specific interior and exterior design specifications, power requirements, horsepower, and electrical needs of the motor home bodies to be attached to our chassis. Our motorhome chassis feature diesel engines of 360 to 605 horsepower and are used in motor homes ranging from 37 to 45 feet. Our motorhome chassis are separated into four models: the K1, K2, K3, and K4 series chassis.

Contract Manufacturing

We provide final assembly services for Isuzu N-gas and F-series chassis for the North American market under the Builtmore Contract Manufacturing go-to-market brand name. These class 3 and class 5 chassis are utilized in a variety of final configurations for light duty freight hauling and industrial uses. We have a low-cost structure and a highly skilled team of assembly workers, which, along with a dedication to lean manufacturing and continuous improvement allow us to deliver superior value in contract manufacturing. We also partner with a variety of OEM customers to provide chassis and complete vehicle assembly for other specialty chassis and vehicles under the Builtmore Contract Manufacturing brand name.

Service Truck Bodies

We manufacture and assemble truck body options for a variety of trades, service truck bodies, stake body trucks, contractor trucks and dump bed trucks under the Royal Truck Body and DuraMag go-to-market brand names.

Parts and Accessories We provide a full line of parts and accessories for our motorhome and specialty chassis as well as maintenance and repair services for our motorhome and specialty chassis.

Marketing

We sell our Class A diesel motorhome chassis to OEM manufacturers for use in construction of premium motor homes. We actively participate in a variety of trade shows and motor home rallies that promote our products and aftermarket parts and services in addition to providing an opportunity to communicate with our end customers to showcase our latest innovations and identify needs and opportunities for continuous improvement of our chassis. We sell our service truck bodies through a commercial dealer network through OEM pools, and actively participate in a variety of regional and national trade shows that promote our products.

Manufacturing

Our motorhome chassis, service truck body, and specialty manufacturing operations benefit from implementing the Shyft Production System, lean manufacturing, and continuous improvement to bring efficiency and cost reduction throughout our Specialty Vehicles segment. We engineer, manufacture, and assemble Spartan RV chassis, as well as contract manufacture other specialty vehicles on non-automated assembly lines. We assemble both the Isuzu N- and F-series chassis on high-volume assembly lines that utilize a variety of state-of-the-art automation and testing equipment.

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

Suppliers

We are dedicated to establishing long-term and mutually beneficial relationships with our suppliers. Through these relationships, we benefit from new innovations, higher quality, reduced lead times, smoother/faster manufacturing ramp-up of new vehicle introductions and lower total costs of doing business. Our accelerating growth and company-wide supply chain management initiatives allow us to benefit from economies of scale and maximize focus on a common vision.

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

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering team is looking past “current practices” and “best practices” to deliver “next practices” for our customers and shareholders. Our engineering group is organized as a unified team serving one goal throughout the company: to deliver world class products and manufacturing processes regardless of product line or location. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $4.4 million, $4.9 million, and $3.7 million on research and development in 2020, 2019, and 2018, respectively.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to twenty years, following the date of sale. With the use of validation testing, predictive analysis tools and engineering and design standards, we strive to continuously improve product quality and durability, and reduce our exposure to warranty claims. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see "Note 11 – Commitments and Contingent Liabilities" of the Notes to Consolidated Financial Statements in Item 8 appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 14 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment and we have nine pending patent applications in the United States. The existing patents will expire on various dates from 2020 through 2033 and all are subject to payment of required maintenance fees. We also own or license 132 federal and international trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various pending trademark applications.

Our products and services are identified by our trademarks and service marks. Our trademarks and service marks are valuable assets to both of our business segments. We are not aware of any infringing uses or any prior claims of ownership of our trademarks that could materially affect our business. It is our policy to pursue registration of our primary marks whenever possible and to vigorously defend our patents, trademarks and other proprietary marks against infringement or other threats to the extent practicable under applicable laws.

Environmental Matters

Compliance with federal, state and local environmental laws and regulations has not had, nor is it expected to have, a material effect on our capital expenditures, earnings or competitive position.

We believe in the preservation of the environment because it leads to a safer, healthier world for today and in the future. In addition to our other product offerings, we offer alternative fuel specialty vehicles to help reduce pollutant emissions. We also subscribe to environmentally conscious manufacturing practices while working to obtain ISO 14001 certification for some locations in 2021, and we strongly encourage our suppliers to have similar manufacturing philosophies. We recycle waste in many aspects of our daily operations and in our offices.

Human Capital Management

Our people are a critical component in our continued success. As a team, they put The Shyft Group’s core values into action, while executing on key growth initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results. As of December 31, 2020, we employed 3,000 associates and contractors.

Approximately 26% of our total workforce consists of contract associates, including all personnel at our Saltillo, Mexico operation. Of our total workforce, 89% of our associates reside in the United States, with the remaining 11% in Mexico. Our production processes leverage a combination of skilled tradespeople and high-touch assemblers working in body, electrical, mechanical, paint, and assembly operations.

We adhere to a philosophy that includes, among other things, commitments to create ongoing job opportunities, pay fair wages, and protect worker health and safety. Fundamental to these commitments are our Company’s core values of honesty and integrity, accountability, trust, and performance excellence. Management considers its relations with associates to be positive.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2020 accounted for 71.5% of our sales. Sales to customers that individually exceeded 10% of our consolidated sales for 2020, 2019 and 2018 are detailed in the chart below.

Year	Customer	Sales ($ millions)	Percentage of consolidated sales	Segment
2020	Amazon	$198.3	29.3%	FVS

2019	Amazon	$173.0	22.9%	FVS
2019	USPS	$113.8	15.0%	FVS

2018	USPS	$81.7	14.3%	FVS
2018	Jayco, Inc.	$73.4	12.9%	SV
2018	Newmar Corporation	$70.5	12.4%	SV
2018	Isuzu	$69.1	12.1%	FVS and SV

We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $9.5 million, $21.4 million and $21.2 million for the years ended December 31, 2020, 2019 and 2018, respectively, or 1.4%, 2.8% and 3.7%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2020	December 31, 2019	Increase
FVS	$427,338	$305,876	$121,462
SV	51,313	30,734	20,579
Total consolidated	$478,651	$336,610	$142,041

Our FVS backlog increased by $121.4 million, or 39.7%, driven by new orders for walk-in vans offset by the build out of the USPS contract that originated in 2017 and was completed in 2019. Our SV segment backlog increased by $20.6 million, or 67.0%, due to an increase in Class A diesel motorhome market demand and service body orders.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, this has not been a major factor in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, chassis availability, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period-to-period is not necessarily indicative of eventual actual shipments.

Non-GAAP Financial Measure

This report presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	2020	2019	2018	2017	2016
Income from continuing operations	$38,289	$36,790	$18,116	$17,471	$18,273
Net (income) loss attributable to non-controlling interest	(347)	(140)	-	1	7
Interest expense	1,293	1,839	1,080	864	410
Income tax	9,867	10,355	3,334	2,382	6,645
Depreciation and amortization	13,903	6,073	6,214	6,032	5,215
Restructuring and other related charges	1,873	316	662	798	-
Acquisition related expenses and adjustments	1,332	3,531	1,952	588	14
Non-cash stock-based compensation expense	7,706	5,281	4,027	3,536	1,536
Loss from write-off of construction in process	2,430	-	-	-	-
Adjusted EBITDA	$76,346	$64,045	$35,385	$31,672	$32,100

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available, free of charge, on our internet website (www.TheShyftGroup.com) as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission ("SEC").

The SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A.	Risk Factors.

Our financial condition, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the primary risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face. Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future.

Risks Related to the COVID-19 Pandemic

Our results of operations are likely to continue to be adversely affected by the circumstances relating to the COVID-19 pandemic.

We have experienced challenges to our business arising from the COVID-19 pandemic and related governmental directives, and we expect to continue facing these challenges for the foreseeable future. In 2020, we were forced to shut down certain of our facilities, often on short notice. Although all of our facilities are currently in operation, future shutdowns are possible as long as the COVID-19 virus presents a public health risk.

In addition, we have had to incur additional costs and expenses to maintain our facilities and operations in compliance with governmental directives and in a manner designed to protect the health and safety of our workforce. These challenges are made more difficult by the fact that we have facilities in multiple states, and different states have implemented different restrictions and directives in response to the pandemic. This also increases our compliance-related risk as we work to understand and comply with the different rules and regulations within each state.

We have also experienced increased employee absences related to the pandemic, due to illness and/or the need to care for family members. This challenge may continue as employees receive the vaccine throughout 2021.

These challenges also impact our suppliers, and we have experienced supply chain disruptions as a result. Our inability to obtain raw materials, chassis and other supplies on a timely basis negatively impacts our ability to fulfill customer orders, which may have a material adverse impact on our results of operations, financial condition, and liquidity.

Risks Related to Our Company and Business

Any negative change in our relationship with our major customers could have significant adverse effects on revenues and profits.

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. In 2020, we had a single customer that accounted for 29 percent of consolidated sales. Sales to our top 10 customers accounted for 72 percent of our sales.

Our efforts to remediate a material weakness in our internal control over financial reporting may not be as effective as we currently expect and, in any event, will result in increased costs in the short-term.

As disclosed under Item 9A of this Annual Report on Form 10-K, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a material weakness in our internal control over financial reporting. As disclosed in more detail in Item 9A below, the material weakness pertains to certain processes for non-routine divestiture and business combination transactions that had been ineffectively designed, implemented and operated.

By definition, a material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of annual or interim financial statements will not be prevented or detected on a timely basis. We have concluded that our consolidated financial statements included within this Form 10-K present fairly, in all material respects, our financial position, results of operations, and cash flows for the periods presented, in conformity with GAAP. However, if not effectively and timely corrected, the deficiencies noted in our assessment of the effectiveness of our internal controls as of December 31, 2020 present the risk that future financial statements could contain a material misstatement.

We have already started to implement efforts to remediate these deficiencies and expect that the remediation of this material weakness will be completed prior to the end of fiscal 2021. However, if our remediation efforts take longer than expected or are more difficult to implement than expected, we continue to run the risk of a misstatement of our financial statements. And, even if our remediation efforts are effective, they will result in certain increased costs and expenses, which will negatively impact our near-term financial performance.

The material weakness discussed in Item 9A below is a new material weakness relating to certain deficiencies in our internal controls that we first discovered in 2020. It is different than the material weakness disclosed in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on March 16, 2020 (the “2019 Form 10-K”). As disclosed in Item 9A below, our management has concluded that the material weakness disclosed in the 2019 Form 10-K has been remediated as of December 31, 2020. The material weakness first disclosed in the 2019 Form 10-K is separate and unique from the new material weakness being disclosed in Item 9A below.

We may not be able to remain competitive in the rapidly changing markets in which we compete.

The markets we serve are undergoing rapid transformation, particularly with respect to parcel delivery services and electric vehicle (EV) technologies. Our competitors include companies that have significantly greater resources than we do, including OEMs and certain of our customers, and which are highly motivated by market opportunities to deploy those resources. In addition to these established, mature competitors, we also face competition from new market entrants, including technology companies. As a result of these market opportunities, OEMs and other companies have taken actions to reduce costs, including through in-sourcing and supply base consolidation. We expect these trends to continue and even accelerate. Our business will be adversely affected if we are unable to adequately respond to these pressures or otherwise continue to compete in these markets.

The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

As part of our growth strategy, we have pursued and expect we will continue to selectively pursue acquisitions of businesses or assets in order to diversify, expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired business or assets can be expensive and can require a great deal of management time and other resources. If we are unable to successfully integrate the newly acquired businesses with our existing business, we may not realize the synergies we expect from the acquisition and our business and results of operations may be adversely impacted.

The divestiture of our emergency response business could negatively impact our future financial performance.

Effective February 1, 2020, we completed the sale of our Emergency Response and Vehicle (“ERV”) business. Certain aspects of the ERV business were integrated with our continuing operations, including certain information technology (IT), purchasing, human resources, and finance functions and certain physical operations at our Charlotte, Michigan facility. While most of the separation efforts have been completed, we continue to work to fully separate the ERV business from our continuing operations, particularly as it relates to IT systems. We expect that process will continue throughout 2021 and possibly into early 2022. We have incurred and expect to continue to incur additional costs and expenses to complete this transition. Significant systems separation is required to clone, test, cleanse data and support the applications for both the purchaser and our ongoing business. All of these activities represent risk to the ongoing business as well as divert IT and other resources during this process.

In addition, as is generally the case with the sale of a business, we could incur exposure to claims from the purchaser of the ERV business pursuant to the terms and conditions of the purchase agreement. One or more of these matters could have a negative impact on our future financial performance.

Re-configuration or relocation of our production operations could negatively impact our earnings.

We may, from time to time, reconfigure our production lines or relocate production of products between buildings or locations or to new locations to maximize the efficient utilization of our existing production capacity or take advantage of opportunities to increase manufacturing efficiencies. Costs incurred to affect these reconfigurations or relocations may exceed our estimates, and efficiencies gained may be less than anticipated, each of which may have a negative impact on our results of operations and financial position.

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

We also make investments in new business development initiatives which could have a relatively high failure rate. We limit our investments in these initiatives and establish governance procedures to contain the associated risks, but losses could result and may be material. Our growth strategy also may involve acquisitions, joint venture alliances and additional arrangements of distribution. We may not be able to enter into acquisitions or joint venture arrangements on acceptable terms, and we may not successfully integrate these activities into our operations. We also may not be successful in implementing new distribution channels, and changes could create discord in our existing channels of distribution.

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

We increasingly rely on component parts from global sources in order to manufacture our products. Disruption of this supply base due to international political events, natural disasters, the ongoing COVID-19 pandemic, or other factors could affect our ability to obtain component parts at acceptable prices, or at all, and have a negative impact on our sales, results of operations and financial position.

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

Our business could be adversely affected by the decision of our employees to unionize.

Currently, none of our U.S. employees are represented by a collective bargaining agreement. If in the future our employees decide to unionize, this would increase our operating costs and potentially force us to alter the way we operate causing an adverse effect on our operating results.

The ability to hire or retain management and other key personnel is critical to our continued success, and the loss of or inability to hire such personnel could have a material adverse effect on our business, financial condition and results of operations.

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. As all key personnel devote their full time to our business, the loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with international sales and contracts could have a negative effect on our business.

In 2020, 2019, and 2018, we derived 1.4%, 2.8% and 3.7% of our revenue from sales to, or related to, end customers outside the United States. We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

Additionally, as a U.S. corporation, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

Changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative rate, may adversely affect interest charged on our outstanding debt.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in "Note 13 – Debt" below. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR, as described in "Note 13 – Debt" below.  If LIBOR ceases to exist, our interest expense may increase. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

More General Risks Applicable to Our Industry

General economic, market, and/or political conditions, whether on a global, national, or more regional scale, could have a negative effect on our business.

Concerns regarding acts of terrorism, armed conflicts, natural disasters, budget shortfalls, cyber events, civil unrest, governmental actions, and epidemics have in the past and could in the future create significant uncertainties that may have material and adverse effects on consumer demand (particularly the specialty and motorhome markets), shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented. An economic recession, whether resulting from one of these events or others, would have a material adverse impact on our financial condition and results of operations.

If there is a rise in the frequency and size of product liability, warranty and other claims against us, including wrongful death claims, our business, results of operations and financial condition may be harmed.

We are frequently subject, in the ordinary course of business, to litigation involving product liability and other claims, including wrongful death claims, related to personal injury and warranties. We insure our product liability claims in the commercial insurance market. We cannot be certain that our insurance coverage will be sufficient to cover all future claims against us. Any increase in the frequency and size of these claims, as compared to our experience in prior years, may cause the premiums that we are required to pay for such insurance to rise significantly. It may also increase the amounts we pay in punitive damages, which may not be covered by our insurance. In addition, a major product recall or increased levels of warranty claims could have a material adverse effect on our results of operations.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows.  If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position. See “Note 2 – Discontinued Operations” and “Note 6 – Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of goodwill, intangibles and other long-lived assets.

Risk Applicable to Our Securities

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

Item 1B.	Unresolved Staff Comments.

None.

Item 2.	Properties.

We operate facilities in a total of 21 locations throughout the U.S. and one facility in Mexico. The number of physical locations we operate has grown significantly in recent years as part of our strategy to develop coast-to-coast manufacturing and distribution capabilities.

Our Fleet Vehicles and Services segment operates facilities in Bristol, Indiana; Charlotte, Michigan; Ephrata, Pennsylvania; North Charleston, South Carolina; Kansas City, Missouri; Montebello, California; Pompano Beach and West Palm Beach, Florida; and Saltillo, Mexico. All of these facilities are leased except for facilities in Pompano Beach and Charlotte, which are owned by the Company.

Our Specialty Vehicles segment operates facilities in Charlotte, Michigan; Carson and McClellan Park, California; Dallas and Weatherford, Texas; Mesa, Arizona; and Waterville, Maine. All of these facilities are leased except for the Charlotte facilities, which are owned by the Company.

In addition, our corporate headquarters are located in an office building and showroom in Novi, Michigan, that we lease. We also have certain corporate functions that operate out of our campus in Charlotte, Michigan.

We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. In 2020, our manufacturing plants, taken as a whole, operated moderately below capacity. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings.

At December 31, 2020, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SHYF.”

We paid dividends on our outstanding common shares in 2020, 2019 and 2018 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	0.025
May. 8, 2020	May 18, 2020	Jun. 18, 2020	0.050
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	0.050
May 6, 2019	May 17, 2019	June 17, 2019	0.050
Oct. 24, 2018	Nov. 14, 2018	Dec. 14, 2018	0.050
May 2, 2018	May 15, 2018	June 15, 2018	0.050

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on March 1, 2021 was 285. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the Nasdaq Composite Index, Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index and Company-selected peer group for the period beginning on December 31, 2015 and ending on the last day of 2020. The graph assumes an investment of $100 in our stock, the Nasdaq Composite Index, Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index and Company-selected peer group on December 31, 2015, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2015 to December 31, 2020, is not necessarily indicative of future results.

The Company-selected peer group was determined based on companies against whom we compete for sales or management talent, that were identified for the purpose of benchmarking executive officer compensation in 2018 (the “Peer Group”). The Peer Group consists of durable goods manufacturers with revenues ranging from one-half to double that of the Company, and includes: Alamo Group, Inc.; Altra Industrial Motion Corp.; Blue Bird Corp.; Columbus McKinnon Corp.; Commercial Vehicle Group, Inc.; Douglas Dynamics, Inc.; ESCO Technologies, Inc.; Federal Signal Corp.; LCI Industries, Inc.; Methode Electronics, Inc.; Miller Industries, Inc.; Shiloh Industries, Inc.; Standard Motor Products; The Manitowoc Company, Inc.; Wabash National Corp.; and Winnebago Industries, Inc.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
The Shyft Group, Inc.	$100.00	$301.81	$518.47	$240.25	$605.82	$956.17
NASDAQ Stock Market	$100.00	$108.81	$140.76	$136.60	$185.47	$266.24
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index	$100.00	$143.47	$211.20	$176.85	$223.16	$287.42
Peer Group	$100.00	$150.42	$190.90	$131.52	$195.94	$215.61

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At December 31, 2020 there were 0.5 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.5 million shares of stock under the repurchase program, it would cost us $17.4 million based on the closing price of our stock on March 1, 2021. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

During the quarter ended December 31, 2020, 0.3 million shares were repurchased under this authorization. A summary of our purchases of our common stock during the fourth quarter of 2020 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2020	-	$-	-	808,994
November 2020	225,420	24.56	-	583,994
December 2020	75,000	26.32	-	508,994
Total	300,420		-	508,994

(1) During the quarter ended December 31, 2020, 420 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

(2) This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

Item 6.	Selected Financial Data.

The selected financial data shown below for each of the five years in the period ended December 31, 2020 has been derived from our Consolidated Financial Statements. The following data should be read in conjunction with the Consolidated Financial Statements and related Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in this Form 10-K.

Five-Year Operating and Financial Summary
(In Thousands, Except Per Share Data)

	2020	2019	2018	2017	2016
Sales	$675,973	$756,542	$570,527	$404,248	$407,795
Cost of products sold	529,696	639,515	497,383	341,296	343,896
Gross profit	146,277	117,027	73,144	62,952	63,899
Operating expenses:
Research and development	4,361	4,864	3,771	3,596	4,870
Selling, general and administrative	93,068	64,549	46,855	40,007	34,330
Operating income	48,848	47,614	22,518	19,349	24,699
Other (expense) income, net	(692)	(469)	(1,068)	504	219
Income before taxes	48,156	47,145	21,450	19,853	24,918
Income tax expense	9,867	10,355	3,334	2,382	6,645
Income from continuing operations	38,289	36,790	18,116	17,471	18,273
Loss from discontinued operations, net of income taxes	(5,123)	(49,216)	(3,104)	(1,537)	(9,670)
Net income (loss)	33,166	(12,426)	15,012	15,934	8,603
Less: income (loss) attributable to non-controlling interest	347	140	-	(1)	(7)
Income (loss) attributable to The Shyft Group, Inc.	$32,819	$(12,566)	$15,012	$15,935	$8,610
Basic earnings (loss) per share attributable to The Shyft Group, Inc.:

Continuing operations	$1.07	$1.03	$0.52	$0.50	$0.53
Discontinued operations	(0.14)	(1.39)	(0.09)	(0.04)	(0.28)
Basic earnings (loss) per share	$0.93	$(0.36)	$0.43	$0.46	$0.25

Diluted earnings (loss) per share attributable to The Shyft Group, Inc.:

Continuing operations	$1.05	$1.03	$0.52	$0.50	$0.53
Discontinued operations	(0.14)	(1.39)	(0.09)	(0.04)	(0.28)
Diluted earnings (loss) per share	$0.91	$(0.36)	$0.43	$0.46	$0.25

Cash dividends per common share	$0.10	$0.10	$0.10	$0.10	$0.10
Basic weighted average common shares outstanding	35,479	35,318	35,187	34,949	34,405
Diluted weighted average common shares outstanding	36,039	35,416	35,187	34,949	34,405

Balance Sheet Data:
Total assets	359,049	450,537	353,784	301,164	243,294
Long-term debt, including current portion	23,639	88,847	25,607	17,989	139
Shareholders’ equity	200,159	171,747	186,082	168,269	152,952

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

Effective June 1, 2020, our corporate name has changed to The Shyft Group, Inc. (f/k/a Spartan Motors, Inc.). The new corporate name reflects the next phase of our business transformation with an increased focus on higher growth commercial, retail, and service specialty vehicle markets.

The Shyft Group, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi and Charlotte, Michigan; Bristol, Indiana; Waterville, Maine; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Montebello, Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure is agile and able to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment upfit services in our Fleet Vehicles and Services segment, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market, are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs.

We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of June 30, 2020, approximately 90% of our facilities were at full or modified production levels and as of September 30 and December 31, 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We took actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak during 2020. This included actions that impacted the second and third quarter of 2020, such as temporary compensation reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing associate requisitions and minimizing capital expenditures to critical investments.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the daily evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2.6 million in the first quarter of 2020 and has also made provision to defer the employer side social security payments for the last three quarters of 2020, to be paid in two equal installment payments of $2.0 million each in 2021 and 2022.

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). DuraMag operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s 2019 acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern U.S. steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. DuraMag is part of our Specialty Vehicle segment (f/k/a Specialty Chassis and Vehicles) and continues to go to market under the DuraMag and Magnum brands.

On February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle (“ERV”) business for $55.0 million in cash, subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7.5 million on October 1, 2020. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The divestiture allows us to further focus on accelerating growth and profitability in our commercial, fleet, delivery and specialty vehicles markets. As a result of this divestiture, the ERV business is accounted for as a discontinued operation for all periods presented. See "Note 2 – Discontinued Operations" of the Notes to Consolidated Financial Statements in Item 8 of this Form 10-K for further discussion of this transaction.

Executive Overview

●	Sales of $676.0 million in 2020, compared to $756.5 million in 2019.
●	Gross margin of 21.6% in 2020, compared to 15.5% in 2019.
●	Operating expense of $97.4 million, or 14.4% of sales in 2020, compared to $69.4 million, or 9.2% of sales in 2019.
●	Operating income of $48.9 million in 2020, compared to $47.6 million in 2019.
●	Income tax expense of $9.9 million in 2020, compared to $10.4 million in 2019.
●	Income from continuing operations of $38.3 million in 2020, compared to $36.8 million in 2019.
●	Diluted earnings per share from continuing operations of $1.05 in 2020, compared to $1.03 in 2019.
●	Operating cash flow of $65.8 million in 2020, compared to $34.2 million in 2019.
●	Order backlog of $478.7 million in 2020, compared to $336.6 million at December 31, 2019.

The following table shows our sales by market for the years ended December 31, 2020, 2019 and 2018 as a percentage of total sales:

	2020	2019	2018
Fleet vehicles	67.3%	66.6%	52.2%
Motorhome chassis	16.0%	16.8%	26.2%
Other vehicles	10.0%	5.7%	3.9%
Aftermarket parts and accessories	6.7%	10.9%	17.7%
Total sales	100.0%	100.0%	100.0%

We continue to seek out opportunities to grow the business, both organically and by acquisition, by expanding relationships with existing customers, seeking out new business wins, and pursuing acquisitions in a strategic fashion.

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

●

The introduction of the Velocity M3 walk-in cargo van which is built on a Mercedes-Benz Sprinter cab and chassis, blends the fuel efficiency, driver ergonomics, and safety provisions of a cargo van cab and chassis with the expansive cargo space of a traditional walk-in van. The Velocity M3 builds upon advancements from the Utilimaster Reach®, with a lighter body design, improved payload, better fuel efficiency, and maximized cargo space, punctuated with a game-changing automatic access system that opens, closes, and locks interior and exterior doors—without keys or manual effort—for unequaled ease and stop-by-stop efficiency gains.

●

Our relationship with Motiv Power Systems, a leading producer of all-electric chassis for walk-in vans, box trucks, work trucks, buses and other specialty vehicles that provides us with access to Motiv’s EPIC™ all-electric chassis in manufacturing Class 4 – Class 6 walk-in vans. This relationship further demonstrates our ability to partner with any EV chassis or powertrain supplier.

●

Our continued expansion into the equipment upfit market for vehicles used in the parcel delivery, trades and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

●

Production of electric vehicle (EV) demo units have made their way into customer testing for leading parcel delivery companies. The electrified, traditional walk-in vans will be built on a medium-duty chassis—an industry proven lightweight body design that is advantageous to an EV powertrain. With a gross vehicle weight rating of 19,500 pounds, 900 cubic feet of cargo space, and a payload capacity of 6,000 pounds, this new vehicle will be comparable in size and payload to standard internal combustion engine vans currently in production by Shyft’s Utilimaster brand. The EV power is expected to provide an initial range of up to 120 miles between charges—depending on use characteristics and conditions—and may be enhanced based on feedback from customer testing.

●

The introduction of Royal Truck Body’s new Severe Duty body, built to fit General Motors’ medium duty truck class, which includes more standard features than any other service body on the market. With its Fortress five-point lock system, 10-gauge steel and Line-X’d box tops, 3/8″ tread plate steel floors, and more, this work truck is built to last and is ideal for contractors and business owners who put their work truck fleets to the test.

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

●

The introduction of the K4 605 chassis. The K4 605 is equipped with Spartan Connected Coach, a technology bundle featuring the new digital dash display and keyless push-button start. It also features Spartan’s Advanced Protection System, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul, factory chassis-integrated air supply for tow vehicle braking systems, tire pressure monitoring system with integrated controls with Spartan Connected Coach’s digital dash display, Premier Steer steering assist system, woodgrain & leather SMART steering wheel with integrated radio controls and a Passive Steer Tag Axle, and Cummins Connected Diagnostics.

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

Results of Operations

The discussion of our 2019 operating results compared to our 2018 operating results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of our 2019 Annual Report on Form 10-K filed March 16, 2020 and is incorporated by reference into this MD&A.

The following table sets forth, for the periods indicated, the components of our consolidated statements of operations, as a percentage of sales (percentages may not sum due to rounding):

	Year Ended December 31,
	2020	2019
Sales	100.0	100.0
Cost of products sold	78.4	84.5
Gross profit	21.6	15.5
Operating expenses:
Research and development	0.6	0.7
Selling, general and administrative	13.8	8.5
Operating income	7.2	6.3
Other expense, net	(0.1)	(0.1)
Income from continuing operations before income taxes	7.1	6.2
Income tax expense	1.5	1.4
Income from continuing operations	5.7	4.8
Loss from discontinued operations, net of income taxes	(0.8)	(6.5)
Non-controlling interest	0.1	-

Net income (loss) attributable to The Shyft Group, Inc.	4.9	(1.7)

Sales

Consolidated sales for the year ended December 31, 2020 decreased by $80.5 million, or 10.7% to $676.0 million from $756.5 million in 2019. Revenue was negatively impacted during 2020 by COVID-19 related production shut-downs due to chassis and component shortages. Sales in our FVS segment decreased by $85.4 million, due to a decrease of $91.4 million in pass through chassis revenue partially offset by an increase in vehicle sales of $6.0 million in 2020. Sales in our SV segment decreased by $0.5 million driven by lower sales of $35.1 million in motorhome chassis and other specialty chassis and vehicle sales, partially offset by sales attributable to business acquisitions of $34.6 million. Inter-segment eliminations decreased $5.3 million. These changes in sales are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold decreased by $109.8 million, or 17.2%, to $529.7 million for the year ended December 31, 2020 from $639.5 million in 2019 primarily due to a $91.4 million decrease in pass through chassis material, $16.6 million due to product mix and $5.6 million due to reductions in supplier and other costs. These decreases were partially offset by increases of $3.8 million due to volume. As a percentage of sales, cost of products sold decreased to 78.4% in 2020, compared to 84.5% in 2019.

Gross Profit

Gross profit increased by $29.3 million, or 25.0%, to $146.3 million in 2020 from $117.0 million in 2019. The increase was due to favorable mix of $16.6 million, favorable volume of $7.1 million and productivity and cost reductions of $5.6 million. Gross margin increased to 21.6% in 2020 from 15.5% over the year ended in 2019 due to the items mentioned above.

Operating Expenses

Operating expenses for the year ended December 31, 2020 increased by $28.0 million, or 40.4%, to $97.4 million from $69.4 million in 2019. Research and development expense decreased $0.5 million in 2020. Selling, general and administrative expense increased by $28.5 million, or 44.2%, to $93.1 million in 2020 from $64.5 million in 2019. This increase was primarily due to $14.3 million in additional salaried associates, incentive compensation and increased severance costs in 2020 related to the realignment of the Company after the sale of the ERV business, $5.2 million for the write-down of an ERP system and $9.1 million associated with business acquisitions.

Other Income and Expense

Interest expense for the year ended December 31, 2020 decreased by $0.5 million, or 29.8%, to $1.3 million from $1.8 million in 2019. The decrease was due to the paydown of debt principal. Interest and other income was $0.6 million for the year ended December 31, 2020 compared to interest and other income of $1.4 million for the year ended December 31, 2019.

Income Tax Expense

Income tax expense from continuing operations for the year ended December 31, 2020 was $9.9 million as compared to the prior year at $10.4 million. Our effective tax rate in 2020 was 20.5%, compared to 22.0% in 2019.

The lower Income tax expense for the year ended December 31, 2020 as compared to the prior year primarily reflects the favorable impact of certain provisions of the CARES Act upon the Income tax expense as computed based on current statutory income tax rates, partially offset by higher state income taxes at their statutory rates. Enacted on March 27, 2020, the CARES Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business during the first quarter of 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company will carry the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. Based upon current accounting guidance, which requires that the impact of the tax law changes be recorded in continuing operations, the Company recorded a $2.6 million current period tax benefit in continuing operations resulting from the rate difference as a component of Income tax benefit in the first quarter of 2020.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2020 increased by $1.5 million, or 4.1%, to $38.3 million compared to $36.8 million in 2019. On a diluted per share basis, income from continuing operations increased $0.02 to $1.05 in 2020 compared to $1.03 per share in 2019. Driving this increase were the factors noted above.

Loss from Discontinued Operations, Net of Income Taxes

Loss from discontinued operations for the year ended December 31, 2020 decreased to $5.1 million compared to $49.2 million in 2019. The decrease of $44.1 million loss was primarily due to the 2019 impairment of goodwill and indefinite lived intangible assets of $13.9 million and the 2019 impairment of the ERV business held for sale of $39.2 million not repeated in 2020 combined with the divestiture of ERV on February 1, 2020 compared to a full year of operation in 2019.

Our Segments

This report presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	Year Ended December 31, 2020	Year Ended December 31, 2019
Income from continuing operations	$38,289	$36,790
Net (income) loss attributable to non-controlling interest	(347)	(140)
Interest expense	1,293	1,839
Income tax	9,867	10,355
Depreciation and amortization expense	13,903	6,073
Restructuring and other related charges	1,873	316
Acquisition related expenses and adjustments	1,332	3,531
Non-cash stock-based compensation expense	7,706	5,281
Loss from write-off of construction in process	2,430	-
Adjusted EBITDA	$76,346	$64,045

Our FVS segment consists of our operations at our Bristol, Indiana; Charlotte, Michigan; Kansas City, Missouri; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Montebello, California and Saltillo, Mexico locations. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries; the production of commercial truck bodies, supply of related aftermarket parts and services under the Utilimaster brand name.

Our SV segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, contract manufacturing, other specialty chassis and distribute related aftermarket parts and assemblies. In addition, beginning in September 2019 with the acquisition of Royal, the Specialty Vehicles segment includes operations in Carson and McClellan Park, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. Beginning in October 2020 with our acquisition of DuraMag, the Specialty Vehicles segment includes operations in Waterville, Maine. DuraMag is a leading aluminum truck body and accessory manufacturer and its operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks.

The accounting policies of the segments are the same as those described, or referred to, in "Note 1 – Nature of Operations and Basis of Presentation." Interest expense and Taxes on income are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below. Appropriate expense amounts are allocated to the two reportable segments and are included in their reported operating income or loss.

For certain financial information related to each segment, see "Note 17 – Business Segments" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$490,507	100.0%	$575,894	100.0%
Adjusted EBITDA	$85,210	17.4%	$60,663	10.5%
Segment assets	$138,120		$154,138

Sales in our FVS segment decreased by $85.4 million, or 14.8%, to $490.5 million in 2020 from $575.9 million in 2019. This decrease was driven by a $91.4 million decrease in pass-through chassis revenue and was partially offset by an increase of $6.0 million in vehicle sales mainly due to higher unit volumes.

Adjusted EBITDA in our FVS segment was $85.2 million for the year ended December 31, 2020, an increase of $24.5 million compared to $60.7 million for the year ended December 31, 2019. Higher sales volumes in 2020 contributed $1.0 million to the overall increase while product mix contributed $20.6 million and productivity improvements and cost reductions generated $5.6 million. These increases were partially offset by $2.7 million of higher selling, general and administrative expenses.

Order backlog for our FVS segment increased by $121.4 million, or 39.7%, to $427.3 million at December 31, 2020 compared to $305.9 million at December 31, 2019, driven by new orders for walk-in vans offset by the build out of the USPS contract that originated in 2017 and was completed in 2019. Our backlog enables visibility into future net sales which can normally range from two to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Specialty Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2020		2019
	Amount	Percentage	Amount	Percentage

Sales	$185,466	100.0%	$185,926	100.0%
Adjusted EBITDA	$18,982	10.2%	$20,716	11.1%
Segment assets	$170,630		$137,777

Sales in our SV segment decreased by $0.5 million or 0.2%, to $185.5 million in 2020 compared to $185.9 million in 2019. This decrease was driven by a decrease of $35.1 million in motor home chassis and other specialty chassis and vehicle sales due to lower unit volumes. This decrease was partially offset by sales attributable to business acquisitions of $34.6 million.

Adjusted EBITDA for our SV segment was $19.0 million for the year ended December 31, 2020, a decrease of $1.7 million compared to $20.7 million for the year ended December 31, 2019. This decrease was driven by $6.4 million attributable to volume in motor home chassis and other specialty vehicles and $2.8 million attributable to mix. This decrease was partially offset by $1.3 million from overhead reductions and $6.2 million from business acquisitions.

Order backlog for our SV segment increased by $20.6 million, or 67.0%, to $51.3 million at December 31, 2020 compared to $30.7 million at December 31, 2019. This increase was due to a reduction in the Class A diesel motor home market demand and service body orders. Our backlog enables visibility into future net sales which can normally range from less than one month to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2020	2019
Cash provided by (used in):
Operating activities	$64,332	$34,181
Investing activities	14,916	(98,965)
Financing activities	(77,602)	56,694
Net increase (decrease) in cash and cash equivalents	$1,646	$(8,090)

During 2020, cash and cash equivalents increased by $1.6 million to a balance of $21.0 million as of December 31, 2020. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

 Cash Flow from Operating Activities

We generated $64.3 million of cash from operating activities during the year ended December 31, 2020, an increase of $30.1 million from $34.2 million of cash generated from operating activities in 2019. Cash flow from operating activities increased from 2019 due to a $41.8 million increase in net income net of non-cash charges and a $11.7 million decrease from changes in operating assets and liabilities.

Cash Flow from Investing Activities

We generated $14.9 million in investing activities during the year ended December 31, 2020, a $113.9 million increase compared to the $99.0 million utilized during the year ended December 31, 2019. This increase is mainly due to $47.5 million of proceeds from the sale of the ERV business in 2020 and $70.9 million of lower cash paid for business acquisition of $18.0 million in 2020 compared to our 2019 business acquisition of $88.9 million in 2019. Purchases of property, plant and equipment also increased $4.5 million to $14.5 million in 2020 from $10.0 million in 2019.

Cash Flow from Financing Activities

We utilized $77.6 million of cash through financing activities during the year ended December 31, 2020, compared to $56.7 million generated during the year ended December 31, 2019. This $134.3 million decrease is primarily due to a decrease in borrowings on long-term debt of $76.0 million, an increase in repayments on long-term debt of $50.8 million and an increase in net cash used in the purchase and retirement of common stock of $6.7 million.

Contingent Liabilities

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

EPA Information Request

In May 2020, the Company received a letter from the United States Environmental Protection Agency ("EPA") requesting certain information as part of an EPA investigation regarding a potential failure to affix emissions labels on vehicles to determine the Company's compliance with applicable laws and regulations. This information request pertains to chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the U.S. between January 1, 2017 to the date the Company received the request in May 2020. The Company responded to the EPA's request and furnished the requested materials in the third quarter of 2020. An estimate of possible penalties or loss, if any, cannot be made at this time.

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

As a result, at December 31, 2020, under the Credit Agreement, as amended, we may borrow up to $175.0 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $30.0 million subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.44% (or one-month LIBOR plus 1.25%) at December 31, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2020 and December 31, 2019, we had outstanding letters of credit totaling $0.5 million related to our workers' compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $125.8 million and $60.5 million at December 31, 2020 and December 31, 2019, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2020 and December 31, 2019, we were in compliance with all covenants in our Credit Agreement.

In the year ended December 31, 2020 the Company paid down $65.0 million of long-term debt, net of borrowings.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. We repurchased a total of 300,000; 101,006; and 90,000 shares of our common stock during the years ended December 31, 2020, 2019 and 2018, respectively. If we were to repurchase the remaining 0.5 million shares of stock under the repurchase program, it would cost us $17.4 million based on the closing price of our stock on March 1, 2021. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

We paid dividends on our outstanding common shares in 2020, 2019 and 2018 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	0.025
May 8, 2020	May 18, 2020	Jun. 18, 2020	0.050
Nov. 4, 2019	Nov. 14, 2019	Dec. 16, 2019	0.050
May 6, 2019	May 17, 2019	June 17, 2019	0.050
Oct. 24, 2018	Nov. 14, 2018	Dec. 14, 2018	0.050
May 2, 2018	May 15, 2018	June 15, 2018	0.050

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Contractual Obligations and Commercial Commitments

Our future contractual obligations for agreements, including agreements to purchase materials in the normal course of business, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt (1)	$22,885	252	22,616	17	-
Operating lease obligations	51,048	7,616	13,307	12,128	17,997
Purchase obligations	14,453	14,453	-	-	-

Total contractual obligations	$88,386	$22,321	$35,923	$12,145	$17,997

(1)

Debt includes line of credit revolver estimated interest payments and payments on finance leases. The interest payments on the related variable rate debt were calculated using the effective interest rate of 1.44% at December 31, 2020.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies and estimates is intended to supplement "Note 1 – Nature of Operations and Basis of Presentation" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

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

Business Combinations

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

Accounts Receivable

We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts consistent with it reflecting related lifetime expected credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. Please see "Note 1 – Nature of Operations and Basis of Presentation" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K and Appendix A included in this Form 10-K for further details and historical view of our allowance for doubtful accounts balance.

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

As of October 1, 2020 the most recent annual goodwill impairment assessment date, we had goodwill at our Fleet Vehicles and Services and Specialty Vehicles segments. Three reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services, Specialty Vehicles, and Service Truck Bodies, which is a part of the Specialty Vehicles segment.

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

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2020, consisted of our Utilimaster and Royal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for Utilimaster and Royal branded products, business trends, prospects and market and economic conditions.

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

In 2020, we qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and performed quantitative assessment on goodwill assigned to the Service Truck Bodies reporting unit. Our qualitative assessment of the Fleet Vehicles and Services and Specialty Vehicles reporting units found no indicators of impairment. The estimated fair values of our Service Truck Bodies reporting unit exceeded its carrying value as of October 1, 2020, the most recent annual assessment date.

See “Note 6 – Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See "Note 11 – Commitments and Contingent Liabilities" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

New and Pending Accounting Policies

See "Note 1 – Nature of Operations and Basis of Presentation" in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Effect of Inflation

Inflation affects us in two principal ways. First, our revolving credit agreement is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since backlog fulfillment times can be as long as twelve months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2020, we had $22.4 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in "Note 13 – Debt" below. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR, as described in "Note 13 – Debt" below.  If LIBOR ceases to exist, our interest expense may increase. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2020.

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

Shareholders and Board of Directors

The Shyft Group, Inc.

Novi, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of The Shyft Group, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 25, 2021, expressed an adverse opinion thereon.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, in 2019, the Company changed its method of accounting for leases due to the adoption of ASC 842.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements, and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Business Combination

As described in Note 3 of the consolidated financial statements, the Company acquired substantially all of the assets and certain liabilities of F3 MFG, Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC on October 1, 2020 for a purchase price of approximately $18.2 million. As a result of the acquisition, management recorded approximately $5.6 million of identifiable intangible assets. The Company determined the estimated fair values of the identifiable assets acquired and liabilities assumed at the acquisition date. The most significant identifiable intangible assets acquired were trade names and trademarks and customer relationships.

The Company’s estimation of fair values of certain identifiable intangible assets has been identified as a critical audit matter. The principal considerations for our determination included the following: (i) significant unobservable inputs and assumptions are utilized by management in determining the fair values of certain identifiable intangible assets, and (ii) the use of complex valuation models and inputs to determine the fair value of certain identifiable intangible assets. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to audit these matters, including the extent of specialized skill and knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•	Assessing the reasonableness of significant inputs and assumptions used by management through: (i) evaluating management’s forecasted revenues by comparing the projections to the historical performance of the acquired entity, and (ii) assessing such projections against market trends, industry metrics, and guideline companies.
•	Utilizing personnel with specialized knowledge and skill in fair value measurements, we evaluated the reasonableness of the (i) valuation methodologies, and (ii) discount rates, which included testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculations, and developing a range of independent estimates and comparing those to the discount rates selected by management.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2007.

Grand Rapids, Michigan

March 25, 2021

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
The Shyft Group, Inc.
Novi, Michigan

Opinion on Internal Control over Financial Reporting

We have audited The Shyft Group Inc.’s (the Company’s) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and schedule (collectively referred to as the financial statements) and our report dated March 25, 2021 expressed an unqualified opinion thereon.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness has been identified as of December 31, 2020 relating to internal controls over certain processes for non-routine divestiture and business combination transactions. Specifically:

•	There was insufficient management review of certain non-routine journal entries and account reconciliations related to the divestiture within the Charlotte, MI location.
•	The design and implementation of internal controls related to business combination accounting. Specifically, the controls over the DuraMag transaction were not designed effectively as it relates to the determination of the fair value of, and accounting for, assets acquired and liabilities assumed.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2020 consolidated financial statements, and this report does not affect our report dated March 25, 2021 on those financial statements.

As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the DuraMag business, which was acquired on October 1, 2020, and which is included in the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year then ended. DuraMag constituted 8.5% of total assets as of December 31, 2020, and 1.2% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of DuraMag because of the timing of the acquisition which was completed on October 1, 2020. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of DuraMag.

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

/s/ BDO USA, LLP

Grand Rapids, Michigan

March 25, 2021

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	December 31,	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$20,995	$19,349
Accounts receivable, less allowance of $116 and $228	64,695	58,874
Contract assets	9,414	10,898
Inventories, net	46,428	59,456
Other receivables – chassis pool agreements	6,503	8,162
Other current assets	8,172	5,344
Current assets held for sale	-	90,725
Total current assets	156,207	252,808
Property, plant and equipment, net	45,734	40,074
Right of use assets – operating leases	43,430	32,147
Goodwill	49,481	43,632
Intangible assets, net	56,386	54,061
Other assets	2,052	2,295
Net deferred tax assets	5,759	25,520
TOTAL ASSETS	$359,049	$450,537

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,487	$54,713
Accrued warranty	5,633	5,694
Accrued compensation and related taxes	17,134	15,841
Deposits from customers	756	2,640
Operating lease liability	7,508	5,162
Other current liabilities and accrued expenses	8,121	15,967
Short-term debt – chassis pool agreements	6,503	8,162
Current portion of long-term debt	221	177
Current liabilities held for sale	-	49,601
Total current liabilities	93,363	157,957
Other non-current liabilities	5,447	4,922
Long-term operating lease liability	36,662	27,241
Long-term debt, less current portion	23,418	88,670
Total liabilities	158,890	278,790
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,344 and 35,343 outstanding	91,044	353
Additional paid in capital	-	85,148
Retained earnings	109,286	86,764
Total Shyft Group, Inc. shareholders’ equity	200,330	172,265
Non-controlling interest	(171)	(518)
Total shareholders' equity	200,159	171,747
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$359,049	$450,537

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018

Sales	$675,973	$756,542	$570,527
Cost of products sold	529,696	639,515	497,383
Gross profit	146,277	117,027	73,144

Operating expenses:
Research and development	4,361	4,864	3,771
Selling, general and administrative	93,068	64,549	46,855
Total operating expenses	97,429	69,413	50,626

Operating income	48,848	47,614	22,518

Other income (expense):
Interest expense	(1,293)	(1,839)	(1,080)
Interest and other income	601	1,370	12
Total other income (expense)	(692)	(469)	(1,068)

Income from continuing operations before income taxes	48,156	47,145	21,450
Income tax expense	9,867	10,355	3,334
Income from continuing operations	38,289	36,790	18,116
Loss from discontinued operations, net of income taxes	(5,123)	(49,216)	(3,104)
Net income (loss)	33,166	(12,426)	15,012
Less: net income attributable to non-controlling interest	347	140	-

Net income (loss) attributable to Shyft Group, Inc.	$32,819	$(12,566)	$15,012

Basic earnings per share
Continuing operations	$1.07	$1.03	$0.52
Discontinued operations	(0.14)	(1.39)	(0.09)
Basic earnings per share	$0.93	$(0.36)	$0.43
Diluted earnings per share
Continuing operations	$1.05	$1.03	$0.52
Discontinued operations	(0.14)	(1.39)	(0.09)
Diluted earnings per share	$0.91	$(0.36)	$0.43

Basic weighted average common shares outstanding	35,479	35,318	35,187

Diluted weighted average common shares outstanding	36,039	35,416	35,187

See accompanying Notes to Consolidated Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity

Balance at December 31, 2017	35,097	351	79,721	88,855	(658)	168,269
Transition adjustment for adoption of new revenue recognition standard	-	-	-	3,668	-	3,668
Balance at December 31, 2017, Adjusted	35,097	351	79,721	92,523	(658)	171,937
Issuance of common stock and tax impact of stock incentive plan	13	-	(2,670)	-	-	(2,670)
Dividends declared ($0.10 per share)	-	-	-	(3,516)	-	(3,516)
Purchase and retirement of common stock	(90)	(1)	(207)	(448)	-	(656)
Issuance of common stock related to investment in subsidiary	247	2	1,946	-	-	1,948
Issuance of restricted stock, net of cancellation	54	1	(1)	-	-	-
Stock-based compensation expense	-	-	4,027	-	-	4,027
Net income	-	-	-	15,012	-	15,012
Balance at December 31, 2018	35,321	353	82,816	103,571	(658)	186,082
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Balance at December 31, 2018, Adjusted	35,321	353	82,816	103,458	(658)	185,969
Issuance of common stock and tax impact of stock incentive plan	28	-	(766)	-	-	(766)
Dividends declared ($0.10 per share)	-	-	-	(3,572)	-	(3,572)
Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)
Cancellation of common stock related to investment in subsidiary	-	-	(1,946)	-	-	(1,946)
Issuance of restricted stock, net of cancellation	96	1	(1)	-	-	-
Stock-based compensation expense	-	-	5,281	-	-	5,281
Net income (loss)	-	-	-	(12,566)	140	(12,426)
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	14	-	(1,534)	-	-	(1,534)
Dividends declared ($0.10 per share)	-	-	-	(3,565)	-	(3,565)
Purchase and retirement of common stock	(300)	(3)	(768)	(6,732)	-	(7,503)
Issuance of restricted stock, net of cancellation	286	2	(2)	-	-	-
Stock-based compensation expense	-	-	7,848	-	-	7,848
Reclassification upon removal of par value on common stock	-	90,692	(90,692)	-	-	-
Net income	-	-	-	32,819	347	33,166
Balance at December 31, 2020	35,344	$91,044	$-	$109,286	$(171)	$200,159

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$33,166	$(12,426)	$15,012
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	14,187	11,180	10,370
Deferred income taxes	19,790	(18,225)	(755)
Non-cash stock based compensation expense	7,848	5,281	4,027
Loss on sale of business	3,852	-	-
Loss (gain) on disposal of assets	82	(14)	-
Loss from write-off of construction in process	2,430	-	-
Impairment of goodwill and intangible assets	-	13,856	-
Impairment of assets held for sale	-	39,275	-
Changes in fair value of contingent consideration	(599)	-	(693)
Changes in accounts receivable and contract assets	(6,037)	12,700	(27,957)
Changes in inventories	12,834	(14,783)	(24,340)
Changes in accounts payable	(10,674)	(20,404)	35,297
Changes in accrued compensation and related taxes	971	7,737	(2,789)
Changes in accrued warranty	(60)	853	(2,178)
Change in other assets and liabilities	(13,458)	9,151	2,032
Total adjustments	31,166	46,607	(6,986)
Net cash provided by operating activities	64,332	34,181	8,026

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,534)	(10,042)	(8,985)
Proceeds from sale of property, plant and equipment	-	15	-
Acquisition of businesses, net of cash acquired	(18,050)	(88,938)	(5,200)
Proceeds from sale of business	47,500	-	-
Net cash provided by (used in) investing activities	14,916	(98,965)	(14,185)

Cash flows from financing activities:
Proceeds from long-term debt	16,000	92,000	7,684
Payments on long-term debt	(81,000)	(30,175)	(66)
Payment of contingent consideration on acquisitions	-	-	(701)
Payment of dividends	(3,565)	(3,572)	(3,516)
Purchase and retirement of common stock	(7,503)	(793)	(656)
Exercise and vesting of stock incentive awards	(1,534)	(766)	(2,670)
Net cash provided by (used in) financing activities	(77,602)	56,694	75

Net increase (decrease) in cash and cash equivalents	1,646	(8,090)	(6,084)
Cash and cash equivalents at beginning of year	19,349	27,439	33,523
Cash and cash equivalents at end of year	$20,995	$19,349	$27,439

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all years presented.

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi and Charlotte, Michigan; Bristol, Indiana; Waterville, Maine; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Montebello, Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. As of June 30, 2020, approximately 90% of our facilities were at full or modified production levels and as of September 30 and December 31, 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities. We took actions to align operations and spending across our business in response to uncertainty caused by the COVID-19 outbreak during 2020. This included actions that impacted the second and third quarter of 2020, such as temporary compensation reductions for executive management and the Board of Directors, furloughs of a portion of our workforce, freezing associate requisitions and minimizing capital expenditures to critical investments.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the nature of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

On  March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. As a result, the Company recorded an income tax benefit of $2,610 in the first quarter of 2020 (see "Note 10 - Taxes on Income") and has also made provision to defer the employer side social security payments for the last three quarters of 2020, to be paid in two equal installment payments of $1,969 each in 2021 and 2022.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). DuraMag operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s 2019 acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern U.S. steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. DuraMag is part of our Specialty Vehicle segment (f/k/a Specialty Chassis and Vehicles) and continues to go to market under the DuraMag and Magnum brands.

On  February 1, 2020, the Company completed its sale of the Emergency Response and Vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In  September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on  October 1, 2020. The ERV business consisted of the emergency response cab-chassis and apparatus operations in Charlotte, Michigan, and the Spartan apparatus operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. See "Note 2 - Discontinued Operations" for further discussion regarding this transaction.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, The Shyft Group USA, Inc. and its subsidiaries. All inter-company transactions have been eliminated.

Non-Controlling Interest. At December 31, 2020, The Shyft Group USA, Inc. held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, The Shyft Group USA, Inc. was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of The Shyft Group, Inc. The joint venture is not currently active and is in the process of being dissolved. At December 31, 2020, the Company holds an 80% share in Strobes-R-Us (SRUS), which is reported as a consolidated subsidiary of the Company within the Fleet Vehicles and Services segment.

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

We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 11 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Fleet Vehicles and Services ("FVS")

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

Revenue for upfit and field service contracts is recognized over time, as equipment is installed in the customer’s vehicle or as repairs and enhancements are made to the customer’s vehicles. Revenue and the corresponding cost of products sold is estimated based on the inputs completed for a given performance obligation. Our performance obligation for upfit and field service contracts is satisfied when the equipment installation or repairs and enhancements of the customer’s vehicle have been completed. Our receivables are generally collected in less than three months, in accordance with our underlying payment terms.

Specialty Vehicles ("SV")

We recognize revenue and the corresponding cost of products sold on the sale of motorhome chassis when the performance obligation is completed and control and risk of ownership of the chassis has passed to our customer, which is generally upon shipment of the chassis or vehicle to the customer.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Accounts Receivable. Our receivables are subject to credit risk, and we do not typically require collateral on our accounts receivable. We perform periodic credit evaluations of our customers’ financial condition and generally require a security interest in the products sold. Receivables generally are due within 30 to 60 days. We maintain an allowance for customer accounts that reduces receivables to amounts that are expected to be collected. In estimating the allowance for doubtful accounts consistent with it reflecting related lifetime expected credit losses, management considers relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets.

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Estimated inventory allowances for slow-moving inventory are based upon current assessments about future demands, market conditions and related management initiatives. If market conditions are less favorable than those projected by management, additional inventory allowances may be required.

Contract Assets arise upon the transfer of goods or services to a customer before the customer pays consideration. The Company presents the contract as either a contract asset or as a receivable, depending on the nature of the entity’s right to consideration for its performance. Contract assets are a right to consideration in exchange for goods or services that the Company has transferred to a customer, when the right is conditioned on something other than the passage of time.

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 years for buildings and improvements, three to 15 years for plant machinery and equipment, three to seven years for furniture and fixtures and three to five years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See "Note 7 – Property, Plant and Equipment" for further information on our property and equipment.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Related Party Transactions. We purchase certain components used in the manufacture of our products and logistics services from parties that could be considered related to us because one or more of our executive officers or board members is also an executive officer or board member of the related party. See "Note 18 – Related Party Transactions" for more information regarding our transactions with related parties.

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

We evaluate the recoverability of our indefinite lived intangible assets, which consists of our Utilimaster and Royal Truck Body trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for Utilimaster and Royal Truck Body branded products, business trends, prospects and market and economic conditions.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change because of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade names. See “Note 2 – Discontinued Operations” for further details on our goodwill and indefinite-lived intangible assets related to the ERV business. See “Note 6 – Goodwill and Intangible Assets” for further details on our goodwill and other intangible assets.

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on our Consolidated Statements of Operations. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See "Note 11 – Commitments and Contingent Liabilities" for further information regarding warranties.

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

Interest and penalties attributable to income taxes are recorded as a component of income taxes. See "Note 9 – Taxes on Income" for further details on our income taxes.

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations. See "Note 14 – Stock-Based Compensation" and "Note 16 – Earnings Per Share" for further details.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Stock-Based Compensation. Stock based compensation costs for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of restricted stock awards, restricted stock units and performance stock units subject to a performance condition is based upon the quoted market price of the common stock on the date of grant. Fair value of performance stock units subject to a market condition is calculated using the Monte Carlo simulation model. Our stock-based compensation plans are described in more detail in "Note 14 – Stock Based Compensation".

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2020 and 2019 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles. More detailed information about our reportable segments can be found in "Note 17 – Business Segments".

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $1,757, $1,844, and $630 for 2020, 2019, and 2018. Cash paid for income taxes, net of refunds, was $608, $4,942, and $5,054 for 2020, 2019 and 2018. Non-cash investing in 2020 included $1,496 of capital expenditures and in 2018 included the issuance of the Company’s stock in the amount of $1,950, which was reversed in 2019, and a contingent liability for the value of future consideration of $1,832 in conjunction with our acquisition of SRUS. See "Note 3 – Acquisition Activities" for further information about the acquisition. The Company has Chassis Pool Agreements, where it participates in a chassis converter pool that is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 13 – Debt" for further information about the Chassis Pool Agreements.

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.

Adoption of Current Expected Credit Losses Accounting Policy. Effective January 1, 2020, we adopted ASU 2016-13 and all related amendments, which require entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses, which recognized credit losses when it was probable a loss had been incurred. Credit losses under CECL are determined using a method that reflects lifetime expected credit losses by considering relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. We applied ASU 2016-13 using the modified retrospective method and the cumulative effect of adoption was not material. Therefore, the comparative information has not been adjusted and continues to be reported under prior accounting guidance.

Adoption of Lease Accounting Policy. We applied ASU 2016-02 and all related amendments (“ASC 842”) using the modified retrospective method by recognizing the cumulative effect of adoption as an adjustment to the opening balance of retained earnings at January 1, 2019. Therefore, the comparative information has not been adjusted and continues to be reported under prior leasing guidance. In addition, we elected to apply the following package of practical expedients on a consistent basis permitting entities not to reassess: (i) whether any expired or existing contracts are or contain a lease; (ii) lease classification for any expired or existing leases and (iii) whether initial direct costs for any expired or existing leases qualify for capitalization under the amended guidance. As a result, as of January 1, 2019 we recorded right-of-use ("ROU") assets of $13,582 for operating leases and $675 for financing leases. We also recorded operating lease liabilities of $13,716 and finance lease liabilities of $696. The decrease to retained earnings was $113, net of the tax effect of $42 reflecting the cumulative impact of the accounting change. The standard did not have a material effect on consolidated net income (loss) or cash flows.

We determine if an arrangement is a lease at inception. Operating leases are included in ROU assets - operating leases, Operating lease liability, and Long-term operating lease liability on our Consolidated Balance Sheets. Finance leases are included in Other assets, Other current liabilities and accrued expenses and Other non-current liabilities on our Consolidated Balance Sheets.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Accounting Standards Not Yet Adopted

In  December 2019, the FASB issued Accounting Standards Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes ("ASU 2019-12"). ASU 2019-12 is intended to simplify the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improving consistent application of Generally Accepted Accounting Principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The provisions of this standard are effective for reporting periods beginning after  December 15, 2020 and early adoption is permitted. The adoption of the provisions of ASU 2019-12 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Immaterial Revision of Previously Issued Condensed Consolidated Financial Statements

During the fourth quarter of 2020, errors in the accounting for transactions associated with the divestiture of the Company’s ERV business were identified. These errors related to the quarterly condensed consolidated financial statements for the period ended September 30, 2020 resulting in the adjustment of certain balance sheet and statement of operations financial statement accounts. The Company assessed the materiality of these errors considering both qualitative and quantitative factors and determined that for the period ended September 30, 2020, the errors were not material.

The table below presents the impact of the revisions on the Company’s condensed consolidated financial statements:

Condensed Consolidated Balance Sheet (in 000’s) (Unaudited)

	September 30, 2020
	As Previously Reported	Adjustment	As Revised

Cash and cash equivalents	$43,055	$346	$43,401
Accounts receivable, less allowance of $198	99,461	(6,672)	92,789
Total current assets	217,490	(6,326)	211,164
Total Assets	395,119	(6,326)	388,793

Accounts payable	63,433	(5,998)	57,435
Total current liabilities	111,033	(5,998)	105,035
Total liabilities	195,454	(5,998)	189,456
Retained earnings	109,288	(328)	108,960
Total Liabilities and Shareholders’ Equity	395,119	(6,326)	388,793

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Condensed Consolidated Statement of Operations (in 000’s) (Unaudited)

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised

Loss from discontinued operations, net of income taxes	$(4,619)	$(328)	$(4,947)
Net income	25,364	(328)	25,036
Net income attributable to The Shyft Group, Inc.	25,186	(328)	24,858

Condensed Consolidated Statement of Cash Flows (in 000’s) (Unaudited)

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised

Net income	$25,364	$(328)	$25,036
Changes in accounts receivable and contract assets	(40,027)	6,672	(33,355)
Changes in accounts payable	(1,265)	(5,998)	(7,263)
Total adjustments	(4,717)	346	(4,371)
Net cash provided by operating activities	20,647	346	20,993

As a result of the immaterial revisions above, Specialty Vehicle total segment assets were originally reported as $155,429 resulting in an overstatement of ($6,326) in "Note 11 – Business Segments" of the condensed consolidated financial statements as of September 30, 2020.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 2 – DISCONTINUED OPERATIONS

On  February 1, 2020, we completed the sale of our ERV business for $55,000 cash subject to certain post-closing adjustments. In  September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on  October 1, 2020. The Company recognized a loss on sale of $3,383 for the year ended December 31, 2020, which are portions of the Loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the years December 31, 2020 and 2019, respectively. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The ERV business met the accounting criteria for held for sale classification as of December 31, 2019. The results of the ERV business have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018. We continue to have an open Transition Services Agreement with the buyer for the provision of certain transition support services, which may continue for certain services into 2022.

The Loss from discontinued operations presented in the Consolidated Statement of Operations for the years ended December 31, 2020, 2019 and 2018 consisted of:

	Year Ended December 31,
	2020	2019	2018

Sales	$19,167	$261,860	$245,637
Cost of products sold	18,678	245,785	220,526
Gross profit	489	16,075	25,111
Operating expenses	4,484	28,864	31,516
Operating loss	(3,995)	(12,789)	(6,405)
Loss on asset impairments	-	53,131	-
Other income (expense)	(3,383)	1,021	2,228
Loss from discontinued operations before taxes	(7,378)	(64,899)	(4,177)
Income tax benefit	2,255	15,683	1,073
Net loss from discontinued operations	$(5,123)	$(49,216)	$(3,104)

In the annual goodwill and intangible assets impairment test as of  October 1, 2019, we determined that the fair value of our ERV business and Smeal trade name were less than their carrying values due to under-performance in 2019 which was expected to continue in future periods. As a result, we recorded impairment expense of $13,856 to write off the goodwill and indefinite lived intangible assets. In conjunction with the classification of the ERV business as held for sale as of  December 31, 2019, we recorded a loss of $39,275 to write down the carrying values of the associated assets and liabilities to their fair values less estimated costs to sell of $3,604. The assets and liabilities of the discontinued operations are presented separately under the captions Current assets held for sale and Current liabilities held for sale in the Consolidated Balance Sheets as of  December 31, 2019. As of  December 31, 2020, due to the sale of the ERV business, there were no assets or liabilities related to discontinued operations on the Consolidated Balance Sheets.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Assets and Liabilities held for sale in the Consolidated Balance Sheet were as follows:

December 31,
2019
Assets:
Accounts receivable, net	$30,760
Contract assets	36,740
Inventories	32,329
Other current assets	1,142
Property, plant and equipment,	21,967
Right of use assets – operating leases	5,960
Intangible assets	1,050
Other noncurrent assets	52
Impairment of carrying value	(39,275)
Current assets held for sale	$90,725

December 31,
2019
Liabilities:
Accounts payable	4,213
Accrued warranty	11,347
Accrued compensation and related taxes	3,047
Deposits from customers	21,409
Operating lease liability	727
Other current liabilities	3,495
Long-term operating lease liability	5,363
Current liabilities held for sale	$49,601

Total depreciation and amortization and capital expenditures for the discontinued operations for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018

Depreciation and amortization	$284	$5,106	$4,156
Capital expenditures	$84	$2,431	$4,332

NOTE 3 – ACQUISITION ACTIVITIES

DuraMag Acquisition

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading, aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded headache racks (also known as cab protection racks or rear racks). The Company paid $18,203 in cash, subject to a net working capital adjustment. The net working capital adjustment was finalized in January 2021, resulting in a decrease to the purchase price of $404. The acquisition was partially financed by borrowing from our existing line of credit, as described in "Note 13 – Debt". DuraMag is part of our Specialty Vehicle segment. During the year ended 2020, we recorded pretax charges totaling $970 for legal expenses and other transaction costs related to the acquisition, which were reported in Selling, general and administrative expense on the Consolidated Statements of Operations.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

DuraMag Purchase Price Allocation

The DuraMag acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, DuraMag and Magnum trade names and trademarks, unpatented technology and non-competition agreements. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $6,001 was recorded as goodwill, which is expected to be deductible for tax purposes.

The fair values of the net assets acquired were based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period. The Company will finalize the purchase price allocation for adjustments related to accrued warranty and certain other liabilities that we believe to be insignificant as soon as practicable within the measurement period, but in no event later than one year following the acquisition date.

As of December 31, 2020, the preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Accounts receivable	$2,230
Inventories	3,659
Other current assets	15
Property, plant and equipment, net	2,949
Right of use assets-operating leases	8,469
Intangible assets	5,590
Goodwill	6,001
Total assets acquired	28,913

Accounts payable	(1,662)
Accrued compensation and related taxes	(434)
Current operating lease liabilities	(644)
Other current liabilities and accrued expenses	(141)
Long-term operating lease liability	(7,825)
Long-term debt	(4)
Total liabilities assumed	(10,710)

Total purchase price	$18,203

DuraMag Goodwill Assigned

Intangible assets totaling $5,590 have provisionally been assigned to customer relationships, trade names and trademarks, unpatented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life (in years)
Customer relationships	$2,200	15 years
Trade names and trademarks	2,420	Indefinite
Unpatented technology	540	9 years
Non-competition agreements	430	6 years
	$5,590

The Company amortizes the customer relationships utilizing an accelerated approach and patented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets recorded from the DuraMag acquisition, is $66 for 2020 and estimated to be $278, $278, $299, and $295 for the years 2021 through 2024, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the current and prior reporting period is not provided.

Royal Acquisition

On  September 9, 2019, the Company completed the acquisition of Fortress Resources, LLC d/b/a Royal Truck Body pursuant to which the Company acquired all the outstanding equity interests of Royal. The Company paid $89,217 in cash, which was financed by borrowing from our existing line of credit, as described in "Note 13 – Debt".

Royal Purchase Price Allocation

The Royal acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, trade names and trademarks, patented technology and non-competition agreements. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $27,476 was initially recorded as goodwill, which is expected to be deductible for tax purposes.

The initial fair values of the net assets acquired were based on a preliminary valuation and the estimates and assumptions were subject to change within the measurement period. In the second quarter of 2020, the Company agreed to a working capital adjustment with the seller and made certain adjustments which resulted in a decrease to goodwill of $152. The valuation and the estimates and assumptions were finalized during the year ended December 31, 2020, as the measurement period has concluded.

As of December 31, 2020, the final allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$431
Accounts receivable, less allowance	5,019
Contract assets	1,499
Inventories, net	6,453
Other receivables – chassis pool agreements	10,424
Property, plant and equipment, net	4,980
Right of use assets-operating leases	12,767
Intangible assets	47,150
Goodwill	27,324
Total assets acquired	116,047

Accounts payable	(1,658)
Customer prepayments	(255)
Accrued warranty	(98)
Operating lease liabilities	(1,693)
Accrued compensation and related taxes	(569)
Other current liabilities and accrued expenses	(30)
Short-term debt – chassis pool agreements	(10,424)
Long-term operating lease liability	(11,074)
Long-term debt, less current portion	(1,029)
Total liabilities assumed	(26,830)

Total purchase price	$89,217

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Royal Goodwill Assigned

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
	$47,150

The Company amortizes the customer relationships utilizing an accelerated approach and patented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets recorded from the Royal acquisition, is $2,665 and $666 for 2020 and 2019, respectively, and estimated to be $2,665, $3,162, and $3,072 for the years 2021 through 2023, respectively.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

Contingent Consideration

On December 17, 2018, the Company acquired the assets and assumed certain liabilities of Strobes-R-Us, Inc. through the Company’s majority-owned subsidiary, Spartan Upfit Services, Inc. D/B/A Strobes-R-Us (“SRUS”). Pursuant to the purchase agreement, the former owners of the Strobes-R-Us business may receive additional consideration through 2021 in the form of certain performance-based earn-out payments, up to an aggregate maximum of $3,250.  The purchase agreement specifies annual payments for each calendar year beginning in 2019 through and including 2021 contingent upon earnings for that calendar year exceeding predetermined thresholds. The recorded contingent liability was $350 and $1,832 as of December 31, 2020 and 2019, respectively, and represents the value of the future consideration, which is ultimately our best estimate of the likelihood of the payments discounted to their present value.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 4 – REVENUE

Contract Assets and Liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	December 31, 2020	December 31, 2019
Contract Assets
Contract assets, beginning of year	$10,898	$9,229
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(10,898)	(9,229)
Contract assets recognized, net of reclassification to receivables	9,414	10,898
Contract assets, end of year	9,414	10,898

Contract Liabilities
Contract liabilities, beginning of year	2,640	871
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(2,640)	(871)
Cash received in advance and not recognized as revenue	756	2,640
Contract liabilities, end of year	756	2,640

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $427,338 and $51,313, respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2020.

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

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the years ended December 31, 2020, 2019, and 2018. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$481,452	$185,060	$666,512	$-	$666,512
Other	9,055	406	9,461	-	9,461
Total sales	$490,507	$185,466	$675,973	$-	$675,973

Timing of revenue recognition
Products transferred at a point in time	$54,972	$117,247	$172,219	$-	$172,219
Products and services transferred over time	435,535	68,219	503,754	-	503,754
Total sales	$490,507	$185,466	$675,973	$-	$675,973

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2019
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$554,691	$185,768	$740,459	$(5,278)	$735,181
Other	21,203	158	21,361	-	21,361
Total sales	$575,894	$185,926	$761,820	$(5,278)	$756,542

Timing of revenue recognition
Products transferred at a point in time	$164,437	$137,894	$302,331	$(5,278)	$297,053
Products and services transferred over time	411,457	48,032	459,489	-	459,489
Total sales	$575,894	$185,926	$761,820	$(5,278)	$756,542

	Year Ended December 31, 2018
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$367,730	$191,814	$559,544	$(10,221)	$549,323
Other	19,819	1,385	21,204	-	21,204
Total sales	$387,549	$193,199	$580,748	$(10,221)	$570,527

Timing of revenue recognition
Products transferred at a point in time	$113,576	$160,408	$273,984	$(10,221)	$263,763
Products and services transferred over time	273,973	32,791	306,764	-	306,764
Total sales	$387,549	$193,199	$580,748	$(10,221)	$570,527

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2020	2019
Finished goods	$4,200	$4,764
Work in process	1,908	1,773
Raw materials and purchased components	46,576	57,679
Reserve	(6,256)	(4,760)
Total Inventories, net	$46,428	$59,456

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within "Note 1 –  Nature of Operations and Basis of Presentation" for a description of our accounting policies regarding goodwill and other intangible assets.

As described in "Note 3 – Acquisition Activities" at December 31, 2020 and 2019, we had recorded goodwill at our Fleet Vehicles and Services and Specialty Vehicles reportable segments. Three reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services, Specialty Vehicles, and Service Truck Bodies, which is a part of the Specialty Vehicles segment. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and elected to perform quantitative assessment on goodwill assigned to the Service Truck Bodies reporting unit. Our qualitative assessment of the Fleet Vehicles and Services and Specialty Vehicles reporting units found no indicators of impairment. The estimated fair values of our Service Truck Bodies reporting unit exceeded its carrying value as of October 1, 2020, the most recent annual assessment date. DuraMag's goodwill was recorded at the best estimate of fair value as of October 1, 2020 in connection with its initial purchase accounting, therefore, the goodwill was not separately assessed for impairment.

As discussed in "Note 1 – Nature of Operations and Basis of Presentation" there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the weighted-average cost of capital ("WACC") assumption.

The change in the carrying amount of goodwill for the year ended December 31, 2020 and 2019 were as follows (in thousands):

	FVS		SV		Total
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Goodwill, beginning of year	$15,518	$21,729	$28,114	$638	$43,632	$22,367
Acquisition and measurement period adjustments	-	(6,211)	5,849	27,476	5,849	21,265
Goodwill, end of year	$15,518	$15,518	$33,963	$28,114	$49,481	$43,632

OtherIntangible Assets

At December 31, 2020, we had other intangible assets associated with our FVS segment, including customer and dealer relationships, non-compete agreements, an acquired product development project and trade names. The non-compete agreement, acquired product development project and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Our Utilimaster and Strobes-R-Us trade names have an indefinite life and are not amortized.

At December 31, 2020, we had other intangible assets associated with our SV segment, including customer relationships, trade names and trademarks, unpatented technology, patented technology and non-competition agreements. We amortize the customer relationships utilizing an accelerated approach over the estimated remaining life. Unpatented technology, patented technology and non-competition agreements are amortized utilizing a straight-line approach over the estimated useful lives. The Royal, DuraMag and Magnum trade names and trademarks are considered to have indefinite lives and are not amortized.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2020, consisted of our Utilimaster, Strobes-R-Us and Royal trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for these trade name branded products, business trends, prospects and market and economic conditions. Because the evaluation of DuraMag's intangible assets including DuraMag and Magnum trade names was assessed as of October 1, 2020, updated testing was not performed nor was deemed necessary. The fair value of our Utilimaster, Strobes-R-Us and Royal trade names exceeded their carrying values, and therefore do not result in an impairment.

The following table provides information regarding our other intangible assets:

	As of December 31, 2020			As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$39,770	$7,390	$32,380	$37,570	$4,943	$32,627
Unpatented technology	540	15	525	-	-	-
Patented technology	2,200	344	1,856	2,200	69	2,131
Non-compete agreements	3,380	1,145	2,235	2,950	617	2,333
Trade Names	19,390	-	19,390	16,970	-	16,970
	$65,280	$8,894	$56,386	$59,690	$5,629	$54,061

We recorded $3,265, $1,200, and $320 of intangible asset amortization expense during 2020, 2019 and 2018.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2021	$3,406
2022	3,903
2023	3,810
2024	3,477
2025	3,070
Thereafter	19,330
Total	$36,996

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2020	2019
Land and improvements	$8,721	$8,692
Buildings and improvements	40,077	38,653
Plant machinery and equipment	41,054	33,348
Furniture and fixtures	16,259	21,416
Vehicles	2,404	1,872
Construction in process	8,724	3,527
Subtotal	117,239	107,508
Less accumulated depreciation	(71,505)	(67,434)
Total property, plant and equipment, net	$45,734	$40,074

We recorded depreciation expense of $10,638, $5,892, and $6,393 during 2020, 2019, and 2018, respectively. There were no capitalized interest costs in 2020, 2019, or 2018. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, in 2020, we recorded depreciation expense of $3,060 attributable to accelerated depreciation and a loss of $2,430 from the write-off of related construction in process. The total after-tax impact on Income from continuing operations was an expense of $4,365 for 2020.

NOTE 8 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. As of December 31, 2020, assets recorded under finance leases were immaterial (See "Note 13 – Debt"). Lease expense totaled $6,913, $4,146, and $2,794 for the years ended December 31, 2020, 2019 and 2018, respectively.

Operating lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Operating leases	$6,699	$3,928
Short-term leases (1)	214	218
Total lease expense	$6,913	$4,146

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Weighted average remaining lease term of operating leases (in years)	9.4	8.4
Weighted average discount rate of operating leases	3.1%	3.8%

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2020	Year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:	$6,338	$4,544
Operating cash flow for operating leases

Right of use assets obtained in exchange for lease obligations:
Operating leases	$16,829	$10,493
Finance leases	$141	$-

Maturities of operating lease liabilities as of December 31, 2020 are as follows:

Years ending December 31:
2021	$7,616
2022	6,748
2023	6,559
2024	6,404
2025	5,724
Thereafter	17,997
Total lease payments	51,048
Less: imputed interest	(6,878)
Total lease liabilities	$44,170

NOTE 9 – TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2020	2019	2018

Taxes on income from continuing operations	$9,867	$10,355	$3,334
Income tax benefits from discontinued operations	(2,255)	(15,683)	(1,073)
Total taxes on income	$7,612	$(5,328)	$2,261

Income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2020	2019	2018
Current (benefit):
Federal	$8,191	$9,883	$2,819
State	2,474	1,664	758
Foreign	156	128	67
Total current	10,821	11,675	3,644
Deferred (benefit):
Federal	(975)	(705)	(316)
State	21	(615)	6
Total deferred	(954)	(1,320)	(310)
Total taxes on income	$9,867	$10,355	$3,334

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Enacted on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business in 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company will carry the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. Based upon current accounting guidance, which requires that the impact of tax law changes be recorded in continuing operations, we recorded a $2,610 current period tax benefit in continuing operations resulting from the rate difference as a component of Income tax expense.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Act”) was enacted. The Tax Act reduced the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. In accordance with SAB 118, we recorded a provisional amount of deferred tax expense in connection with the re-measurement of certain deferred tax assets and liabilities as of December 31, 2017. In 2018 we completed the accounting for the effect of the 2017 Tax Act within the measurement period under the SEC guidance and reflected a net $373 decrease in the 2018 income tax expense.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2020		2019		2018
	Amount	Percen- tage	Amount	Percen- tage	Amount	Percen- tage
Federal income taxes at the statutory rate	$10,113	21.0%	$9,901	21.0%	$4,505	21.0%
State tax expense, net of federal income tax benefit	1,895	3.9	577	1.2	486	2.3
Increase (decrease) in income taxes resulting from:
Tax rate benefit from NOL carryback due to CARES Act	(2,610)	(5.4)	-	-	-	-
Deferred income tax re-measurement due to Tax Act	-	-	-	-	(373)	(1.7)
Other deferred income tax adjustment	174	0.3	(75)	(0.2)	13	-
Non-deductible compensation	1,162	2.4	511	1.1	-	-
Other nondeductible expenses	94	0.2	115	0.2	91	0.4
Foreign derived intangible income deduction	-	-	(45)	(0.1)	(35)	(0.2)
Stock based compensation	(666)	(1.4)	(136)	(0.3)	(1,207)	(5.6)
Foreign tax expense	156	0.3	128	0.3	67	0.3
Valuation allowance adjustment	(254)	(0.5)	135	0.3	60	0.3
Unrecognized tax benefit adjustment	(14)	-	(61)	(0.1)	332	1.6
Federal research and development tax credit	(329)	(0.7)	(591)	(1.3)	(349)	(1.6)
Foreign tax credit	(32)	-	(38)	-	(67)	(0.3)
Other	178	0.4	(66)	(0.1)	(189)	(0.9)
Total	$9,867	20.5%	$10,355	22.0%	$3,334	15.6%

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2020	2019
Deferred income tax assets:
Operating lease liability	$11,073	$9,544
Loss on asset impairment for discontinued operations	-	12,764
Warranty reserve	1,239	3,782
Inventory costs and reserves	2,066	2,661
Deferment of employer’s portion Social Security tax payment	979	-
Contract assets	732	7,217
Stock-based compensation	853	1,195
Net operating loss carry-forwards, net of federal income tax benefit	1,664	449
Compensation related accruals	549	698
Credit carry-forwards net of federal income tax benefit	1,018	1,027
Other	445	816
Total deferred income tax assets	$20,618	$40,153

Deferred income tax liabilities:
Right of use assets	$(10,912)	$(9,444)
Depreciation	(2,832)	(2,666)
Intangible assets	(879)	(1,974)
Prepaid expenses	(154)	(295)
Total deferred income tax liabilities	$(14,777)	$(14,379)

Net deferred income tax assets	$5,841	$25,774
Valuation allowance	(82)	(254)
Net deferred tax asset	$5,759	$25,520

Based upon an assessment of the available positive and negative evidence at December 31, 2020, the net deferred tax asset is more likely than not to be realized based on the consideration of deferred tax liability reversals and future taxable income. The valuation allowance for net deferred income tax assets relates to a state credit carryforward as of December 31, 2020, and to the impact of the limitation on executive compensation deductibility to deferred tax assets related to Stock based compensation at December 31, 2019.

At December 31, 2020 and 2019, we had state deferred income tax assets related to state tax net operating loss carry-forwards, of $2,106 and $569, which begin expiring in 2021. Also, as of December 31, 2020 and 2019, we had deferred income tax assets related to state tax credit carry-forwards of $1,289 and $1,300, which begin expiring in 2021. Due to a current year loss in a certain state jurisdiction, we recorded a valuation allowance against the deferred tax assets related to the same state’s credit carryforward of $82 at December 31, 2020 and none at December 31, 2019.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Balance at January 1,	$1,270	$827	$565
Increase (decrease) related to prior year tax positions	(109)	103	35
Increase related to current year tax positions	101	578	319
Expiration of statute	(28)	(238)	(92)
Balance at December 31,	$1,234	$1,270	$827

As of December 31, 2020, we had an ending UTB balance of $1,234 along with $305 of interest and penalties, for a total liability of $1,539 recorded as a non-current liability. The change in interest and penalties amounted to an increase of $92 in 2020, a decrease of $209 in 2019, and an increase of $143 in 2018, which were reflected in Income tax expense within our Consolidated Statements of Operations.

As of December 31, 2020, we are no longer subject to examination by federal taxing authorities for 2015 and earlier years.

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

NOTE 10 – TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. We had certain customers whose sales individually represented 10 percent or more of the Company's total sales as follows:

Year	Number of major customers	Combined percentage of consolidated sales	Segment
2020	1	29.3%	FVS
2019	2	37.9%	FVS
2018	4	51.7%	FVS and SV

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of the Credit Agreement we have the ability to issue letters of credit totaling $20,000. We had outstanding letters of credit totaling $525 at  December 31, 2020 and  December 31, 2019 related to our workers' compensation insurance.

At  December 31, 2020, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Changes in our warranty liability during the years ended December 31, 2020 and 2019 were as follows:

	2020	2019
Balance of accrued warranty at January 1	$5,694	$4,407
Provisions for current period sales	3,587	4,383
Cash settlements	(3,205)	(3,489)
Changes in liability for pre-existing warranties	(443)	295
Acquisitions	-	98
Balance of accrued warranty at December 31	$5,633	$5,694

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

EPA Information Request

In  May 2020, the Company received a letter from the United States Environmental Protection Agency ("EPA") requesting certain information as part of an EPA investigation regarding a potential failure to affix emissions labels on vehicles to determine the Company's compliance with applicable laws and regulations. This information request pertains to chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the U.S. between  January 1, 2017 to the date the Company received the request in  May 2020. The Company responded to the EPA's request and furnished the requested materials in the third quarter of 2020. An estimate of possible penalties or loss, if any, cannot be made at this time.

NOTE 12 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution retirement plans which cover all associates who meet length of service and minimum age requirements. Our matching contributions vest over five years and were $1,762, $1,654, and $1,606 in 2020, 2019 and 2018. These amounts are expensed as incurred.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 13 – DEBT

Short-term debt consists of the following:

	December 31, 2020	December 31, 2019
Chassis pool agreements	$6,503	$8,162
Total short-term debt	$6,503	$8,162

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

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2020 and December 31, 2019, the Company’s outstanding chassis converter pool with manufacturers totaled $6,503 and $8,162, respectively, and the Company has included this financing agreement on the Company’s Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets.

Long-term debt consists of the following:

	December 31, 2020	December 31, 2019
Line of credit revolver:	$22,400	$87,400
Finance lease obligations	473	496
Other	766	951
Total debt	23,639	88,847
Less current portion of long-term debt	(221)	(177)
Total long-term debt	$23,418	$88,670

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As a result, at  December 31, 2020, under the Credit Agreement, as amended, we  may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures  August 8, 2023. We  may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.44% (or one-month LIBOR plus 1.25%) at  December 31, 2020. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At  December 31, 2020 and  December 31, 2019, we had outstanding letters of credit totaling $525 related to our workers' compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $125,836 and $60,499 at  December 31, 2020 and  December 31, 2019, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At  December 31, 2020 and  December 31, 2019, we were in compliance with all covenants in our Credit Agreement.

In the year ended December 31, 2020 the Company paid down $65,000 of long-term debt, net of borrowings.

NOTE 14 – STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 4,056,250. Total shares remaining available for stock incentive grants under these plans totaled 1,895,970 at December 31, 2020. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and performance stock units under our Stock Incentive Plan of 2016.

Restricted Stock

We issue restricted stock, at no cash cost, to our key employees. Shares awarded entitle the shareholder to all rights of common stock ownership except that the shares are subject to the risk of forfeiture and may not be sold, transferred, pledged, exchanged or otherwise disposed of during the vesting period, which is three years. The unearned stock-based compensation related to restricted stock awards, using the market price on the date of grant, is being amortized to compensation expense over the applicable vesting periods. Cash dividends are paid on unvested restricted stock grants and all such dividends vest immediately.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Restricted stock activity for the years ended December 31, 2020 and 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at December 31, 2018	977	$7.97
Granted	279	9.38
Vested	(467)	7.50
Forfeited	(78)	12.13
Non-vested shares outstanding at December 31, 2019	711	8.58	0.9
Granted	172	13.07
Vested	(460)	8.42
Forfeited	(53)	11.85
Non-vested shares outstanding at December 31, 2020	370	$10.02	1.0

The weighted-average grant date fair value of non-vested shares granted was $13.07, $9.38, and $9.96 for the years ended December 31, 2020, 2019 and 2018. During 2020, 2019 and 2018, we recorded compensation expense, net of cancellations, of $2,637, $3,983, and $4,027, related to restricted stock awards and direct stock grants. The total income tax benefit related to restricted stock awards was $453, $759, and $846 for 2020, 2019 and 2018. For the years ended December 31, 2020, 2019 and 2018, restricted shares vested with a fair market value of $3,876, $3,507, and $4,318. As of December 31, 2020, we had unearned stock-based compensation of $2,376 associated with these restricted stock grants, which will be recognized over a weighted average of 1.4 years.

Performance Stock Units

During the year ended December 31, 2020, we granted 214,299 performance stock units ("PSUs") to certain employees, which are earned over a three-year service period.

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

A dividend equivalent is calculated based on the actual number of units earned at the end of the performance period equal to the dividends that would have been payable on the earned units had they been held during the entire performance period as common stock. At the end of the performance period, the dividend equivalents are paid in the form of cash at the discretion of the Human Resources and Compensation Committee.

74,319 of the performance units granted in 2020 are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (Net Income PSUs), which is a performance condition. 28,505 of the performance units granted in 2020 are earned based on our three-year cumulative weighted target metric, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (Exceptional Performance PSUs), which is a performance condition. The number of shares that may be earned under the Net Income PSUs and Exceptional Performance PSUs can range from 0% to 200% of the target amount. The Net Income PSUs and Exceptional Performance PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period based on the probability that the performance conditions will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs and Exceptional Performance PSUs that will ultimately be earned changes. The grant date fair value per share of Net Income PSUs and Exceptional Performance PSUs granted in 2020 was $12.24. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

111,475 of the performance units granted in 2020 are earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs granted was calculated using the Monte Carlo simulation model which resulted in the grant date fair value for these TSR PSUs of $18.08 per unit in 2020 and $13.71 per unit in 2019.

The Monte Carlo simulation was computed using the following assumptions:

	Granted in 2020	Granted in 2019
Three-year risk-free interest rate (1)	0.27%	2.37%
Expected term (in years)	2.7	2.7
Estimated volatility (2)	58.2%	53.7%

(1)	Based on the U.S. government bond benchmark on the grant date.
(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2020 was $2,809 and $369, respectively, and for the year ended December 31, 2019 was $642 and $93, respectively. There was no PSU expense or associated tax benefit in the year ended December 31, 2018.

The PSU activity for the years ended December 31, 2020 and 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	-	$-
Granted	218	11.82
Non-vested as of December 31, 2019	218	11.82
Granted	214	15.28
Forfeited	(22)	11.82
Non-vested as of December 31, 2020	410	$13.63

As of December 31, 2020, there was $4,093 of remaining unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.8 years.

Restricted Stock Units

During the year ended December 31, 2020, we awarded 194,445 restricted stock units ("RSUs") to certain employees and Board members. These RSUs vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of common stock. RSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant. Upon vesting, the dividend equivalents are paid in the form of cash at the discretion of the Human Resources and Compensation Committee.

The RSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2020 was $1,752 and $362, respectively, and for the year ended December 31, 2019 was $656 and $130, respectively. There was no RSU expense or associated tax benefit in the year ended December 31, 2018.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of December 31, 2020, there was $1,743 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.3 years.

The RSU activity for the years ended December 31, 2020 and 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of December 31, 2018	-	$-
Granted	182	8.98
Non-vested as of December 31, 2019	182	8.98
Granted	194	13.45
Forfeited	(6)	16.17
Vested	(158)	9.56
Non-vested as of December 31, 2020	212	$12.43

Employee Stock Purchase Plan

We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase. During the years ended December 31, 2020, 2019 and 2018, we received proceeds of $198, $231, and $214 for the purchase of 12,000, 22,000, and 20,000 shares under the ESPP.

NOTE 15 – SHAREHOLDERS EQUITY

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions.

The following table represents our purchases of our common stock during the years ended December 31, 2020 and 2019 under the share repurchase program.

Year Ended December, 31	Shares purchased (000)	Purchase value	Remaining shares allowable to be purchased
2020	300	$7,503	509
2019	101	793	809

Effective as of November 6, 2020, we amended our articles of incorporation to delete any reference to par value with respect to our common stock, which previously had a par value of $0.01 per share. The amendment was approved by our Board of Directors, pursuant to the authority granted it under the Michigan Business Corporation Act. As a result, we reclassified all amounts in Additional paid in capital to Common stock on our Consolidated Balance Sheets.

On November 6, 2020, the Company filed a Certificate of Elimination of Series B Preferred Stock (the “Series B Preferred Stock”) with the State of Michigan, thereby removing the Certificate of Designation of such Series B Preferred Stock from the Company’s Restated Articles of Incorporation, as amended. No shares of the Series B Preferred Stock were outstanding nor were there any options, warrants, or other rights issued by the Company that could require the issuance of any such shares. The Certificate of Elimination became effective upon filing.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 16 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2020, 2019 and 2018 (in thousands). Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Year Ended December 31,
	2020	2019	2018
Basic weighted average common shares outstanding	35,479	35,318	35,187
Plus dilutive effect of Restricted Stock Units and Performance Stock Units	560	98	-
Diluted weighted average common shares outstanding	36,039	35,416	35,187

NOTE 17 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles.

We evaluate the performance of our reportable segments based on Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. In the fourth quarter of 2019, in connection with the divestiture of our ERV business, we refined the definition of Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

Our FVS segment consists of our operations at our Bristol, Indiana; Ephrata, Pennsylvania; North Charleston, South Carolina; Charlotte, Michigan and Montebello, California locations along with our operations at our upfit centers in Kansas City, Missouri; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

Our SV segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis and other specialty chassis, and distribute related aftermarket parts and assemblies. In addition, beginning in September 2019 with the acquisition of Royal, the SV segment includes operations in Carson and McClellan Park, California; Mesa, Arizona; and Dallas and Weatherford, Texas. Royal is a leading California-based designer, manufacturer and installer of service truck bodies and accessories. In addition, beginning in October 2020 with the acquisition of DuraMag, the SV segment includes operations in Waterville, Maine. DuraMag is a leading aluminum truck body and accessory manufacturer and its operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

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

Sales to customers outside the United States were $9,461, $21,361, and $21,204 for the years ended December 31, 2020, 2019 and 2018, or 1.4%, 2.8%, and 3.7%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$455,551	$-	$-	$455,551
Motor home chassis sales	-	107,849	-	107,849
Other specialty vehicles sales	-	67,581	-	67,581
Aftermarket parts and accessories sales	34,956	10,036	-	44,992
Total sales	$490,507	$185,466	$-	$675,973

Depreciation and amortization expense	$3,446	$5,895	$4,562	$13,903
Adjusted EBITDA	85,210	18,982	(27,846)	76,346
Segment assets	138,120	170,630	50,299	359,049
Capital expenditures	10,390	3,296	2,260	15,946

Year Ended December 31, 2019

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$504,023	$5,278	$(5,278)	$504,023
Motor home chassis sales	-	127,130	-	127,130
Other specialty vehicles sales	-	43,067	-	43,067
Aftermarket parts and accessories sales	71,871	10,451	-	82,322
Total sales	$575,894	$185,926	$(5,278)	$756,542

Depreciation and amortization expense	$2,466	$2,104	$1,503	$6,073
Adjusted EBITDA	60,663	20,716	(17,334)	64,045
Segment assets	154,138	137,777	67,897	359,812
Capital expenditures	2,851	2,220	2,525	7,596

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2018

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$297,627	$10,221	$(10,221)	$297,627
Motor home chassis sales	-	149,533	-	149,533
Other specialty vehicles sales	-	22,570	-	22,570
Aftermarket parts and accessories sales	89,922	10,875	-	100,797
Total sales	$387,549	$193,199	$(10,221)	$570,527

Depreciation and amortization expense	$2,401	$1,495	$2,318	$6,214
Adjusted EBITDA	26,680	18,620	(9,915)	35,385
Segment assets	117,508	17,335	82,264	217,107
Capital expenditures	1,859	116	2,678	4,653

The table below presents the reconciliation of our consolidated income from continuing operations to Adjusted EBITDA. Adjusted EBITDA is not a measurement of our financial performance under GAAP and should not be considered as an alternative to net income. Adjusted EBITDA may have limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. In addition, although we have excluded certain charges in calculating Adjusted EBITDA, we may in the future incur expenses similar to these adjustments, despite our assessment that such expenses are infrequent and/or not indicative of our regular, ongoing operating performance. Our presentation of Adjusted EBITDA should not be construed as an inference that our future results will be unaffected by unusual or infrequent items.

	Year Ended December 31, 2020	Year Ended December 31, 2019	Year Ended December 31, 2018
Income from continuing operations	$38,289	$36,790	$18,116
Net (income) loss attributable to non-controlling interest	(347)	(140)	-
Interest expense	1,293	1,839	1,080
Income tax	9,867	10,355	3,334
Depreciation and amortization expense	13,903	6,073	6,214
Restructuring and other related charges	1,873	316	662
Acquisition related expenses and adjustments	1,332	3,531	1,952
Non-cash stock-based compensation expense	7,706	5,281	4,027
Loss from write-off of construction in process	2,430	-	-
Adjusted EBITDA	$76,346	$64,045	$35,385

NOTE 18 – RELATED PARTY TRANSACTIONS

Angela Freeman, who has served on The Shyft Group, Inc.'s Board of Directors since August 5, 2019, is the Chief Human Resources Officer at C.H. Robinson. The Company engaged C.H. Robinson for transportation and logistics services through a competitive bid process in December 2018. For the year ended December 31, 2020 and during the period August 5, 2019 through December 31, 2019, the Company utilized C.H. Robinson for services totaling $7,536 and $6,723, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

Summarized quarterly financial data for the years ended December 31, 2020 and 2019 is as follows. As discussed in "Note 2 – Discontinued Operations" effective February 1, 2020, we completed the sale of our ERV business. The results of the ERV business have been classified as discontinued operations for all periods presented. Full year amounts may not sum due to rounding.

	2020 Quarter Ended				2019 Quarter Ended
	Mar 31	June 30	Sept 30(1)	Dec 31	Mar 31	June 30	Sept 30	Dec 31
Sales	$176,948	$123,970	$203,473	$171,582	$172,206	$179,673	$224,703	$179,960

Gross profit	36,301	24,005	50,750	35,221	20,720	20,859	38,029	37,419

Operating expenses	22,941	25,740	24,349	24,399	14,767	14,608	20,915	19,123

Income (loss) from continuing operations	11,742	(1,134)	19,375	8,306	4,835	4,544	13,126	14,285

Loss from discontinued operations, net of income taxes	(3,864)	(157)	(598)	(504)	(3,298)	(1,255)	(2,711)	(41,952)

Net income (loss) attributable to The Shyft Group, Inc.	7,811	(1,361)	18,736	7,633	1,397	3,504	10,354	(27,821)

Basic earnings (loss) per share
Continuing operations	0.33	(0.03)	0.55	0.22	0.13	0.14	0.37	0.40
Discontinued operations	(0.11)	(0.01)	(0.02)	(0.01)	(0.09)	(0.04)	(0.08)	(1.19)
Basic earnings per share	0.22	(0.04)	0.53	0.21	0.04	0.10	0.29	(0.79)

Diluted earnings (loss) per share
Continuing operations	0.33	(0.03)	0.54	0.22	0.13	0.14	0.37	0.40
Discontinued operations	(0.11)	(0.01)	(0.02)	(0.01)	(0.09)	(0.04)	(0.08)	(1.18)
Diluted earnings per share	0.22	(0.04)	0.52	0.21	0.04	0.10	0.29	(0.78)

(1) See "Note 1 – Nature of Operations and Basis of Presentation" for immaterial adjustment.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As of the end of the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Form 10-K”), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, our CEO and CFO have concluded that, as of the end of the period covered by this Form 10-K, our disclosure controls and procedures were not effective because of the material weakness in internal control over financial reporting described below.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework (2013). As permitted by Securities and Exchange Commission guidance, management excluded from its assessment of internal control over financial reporting for DuraMag, which was acquired on October 1, 2020, which accounted for 8.5% of consolidated total assets and 1.2% of consolidated sales as of and for the year ended December 31, 2020. Based on its assessment, our management, including our CEO and CFO, has concluded that our internal control over financial reporting was not effective as of December 31, 2020 due to a material weakness in our internal control over financial reporting described below.

Management’s assessment of the Company’s internal control over financial reporting as of December 31, 2020 determined that a material weakness in our internal controls existed as of December 31, 2020 relating to internal controls over certain processes for non-routine divestiture and business combination transactions. Specifically:

●	There was insufficient management review of certain non-routine journal entries and account reconciliations related to the divestiture within our Charlotte, MI location.
●	The design and implementation of internal controls related to business combination accounting. Specifically, the controls over the DuraMag transaction were not designed effectively as it relates to the determination of the fair value of and accounting for assets acquired and liabilities assumed.

These control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represent a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2020.

Notwithstanding such material weakness in internal control over financial reporting, our management, including our CEO and CFO, has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of our operations and our cash flows for the periods presented in this Form 10-K, in conformity with GAAP.

Our independent registered public accounting firm, BDO USA LLP, who audited the consolidated financial statements included in this annual report, has expressed an adverse report on the operating effectiveness of the Company's internal control over financial reporting as of December 31, 2020. BDO USA LLP’s report appears on page 41 of this annual report on Form 10-K.

Remediation Plan

We have identified and have begun to implement steps as further described below, to remediate the material weakness described in this Item 9A and to enhance our overall control environment. We are committed to ensuring that our internal controls over financial reporting are designed and operating effectively. Our remediation process includes, but is not limited to:

●	Implementing a risk assessment process by which management identifies transaction specific risks of misstatement related to significant unusual transactions;
●	Strengthening our account reconciliation policies and procedures within our Charlotte, MI location with improved controls over investigating unreconciled differences timely, enhanced management review procedures and additional training;
●	Implementing technology to improve the documentation and visibility of account reconciliations completeness, timeliness and review;
●	Enhancing the design attributes and precision of the management review control related to key methodologies, assumptions and inputs used by the third-party specialist with respect to the acquisition valuation and the management review control related to accounting for the opening balances of assets acquired and liabilities assumed;
●	Implementing an acquisition valuation review checklist that includes specific review attributes to ensure sufficient evidence of review is documented and maintained to support management’s conclusions; and
●	Increasing accounting personnel to devote additional time and resources to internal control.

We believe that these actions will remediate the material weakness. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

As we continue to evaluate and test the remediation plan outlined above, we may also identify additional measures to address the material weakness or modify certain of the remediation procedures described above. Management, with the oversight of the Audit Committee, will continue to take steps necessary to remedy the material weakness to reinforce the overall design and capability of our control environment.

Remediation of Previously Reported/Identified Material Weakness

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2019, the Company had ineffectively designed, implemented, and operated certain processes for recognizing revenue at the FVS business unit. Specifically, (1) our controls were insufficient to accurately verify the existence, completeness and accuracy of transactions resulting in recognition of revenue, and (2) we had insufficient management review to prevent and detect inaccurate and/or non-existent sales orders.

To remediate the material weakness, the following actions were taken by management in fiscal 2020:

●	Conducted trainings on internal control over financial reporting for key business unit management.
●	Established central contract document repository for the business unit with a procedure emphasizing to all sales staff that all contract elements must be documented, including customer acceptance and contract changes.
●	Implemented changes in the setup of information systems supporting FVS, specifically to ensure invoicing occurs consistent with contractual shipping terms.
●	Designed and implemented controls on sales order processing, with special emphasis on periodic reviews of new, updated, and closed sales orders to validate the accuracy of pricing used in invoicing and other key order details, such as open quantities.
●	Implemented an update to the Company’s Authorization Matrix to clarify required approval levels for quotations.
●	Implemented a Commercial Contract Accounting Review procedure, with a requirement that all contracts over a dollar threshold are reviewed by accounting to ensure appropriate accuracy of revenue accounting.
●	Tested the design, implementation, and operating effectiveness of key controls including above.

Due to the actions taken above, management has concluded that the material weakness has been remediated as of December 31, 2020.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

The information required by this item, with respect to directors, executive officers, audit committee, and audit committee financial experts of the Company and Section 16(a) beneficial ownership reporting compliance is contained under the captions “The Shyft Group's Board of Directors and Executives” and “Delinquent Section 16(a) Reports” in our definitive proxy statement for our annual meeting of shareholders to be held on May 19, 2021, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, and is incorporated herein by reference.

We have adopted a Code of Ethics and Compliance (the “Code”) applicable to all directors, officers and employees, which is posted under “Code of Ethics” on our website at www.TheShyftGroup.com. We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding certain amendments to, or waivers from, a provision of this Code that apply to certain of our executive officers by disclosing such amendments and waivers on our website at www.TheShyftGroup.com.

Item 11.	Executive Compensation.

The information required by this item is contained under the captions “Executive Compensation,” “Compensation of Directors,” “Compensation Committee Report” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for our annual meeting of shareholders to be held on May 19, 2021, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than that set forth below) is contained under the caption “Ownership of The Shyft Group Stock” in our definitive proxy statement for our annual meeting of shareholders to be held on May 19, 2021, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, and is incorporated herein by reference.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2020.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	622,662	N/A (3)	1,840,333
Equity compensation plans not approved by security holders (2)	-	N/A	55,637
Total	622,662	N/A	1,895,970

(1)	Consists of the The Shyft Group, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”). See “Note 14 – Stock-Based Compensation” for more information regarding this plan.

(2)

Consists of the The Shyft Group, Inc. Directors’ Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their “director’s fees” in the form of the Company’s common stock. The term “director’s fees” means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company’s Board of Directors or meetings of committees of the Board, and any retainer fee paid to such persons as members of the Board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director’s fees will, on or shortly after each “applicable date,” receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director’s fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term “applicable date” means any date on which a director’s fee is payable to the participant. 613 shares have been issued under this plan.

(3)	The number of shares reflected in column (a) in the table above represents shares issuable pursuant to outstanding PSUs and RSUs, for which there is no exercise price.

(4)	Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. In addition, the 2016 Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan.

The numbers of shares reflected in column (c) in the table above with respect to the 2016 Plan represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is contained under the captions “Transactions with Related Persons” and “The Shyft Group Board of Directors and Executives” in our definitive proxy statement for our annual meeting of shareholders to be held on May 19, 2021, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.

The information required by this item is contained under the caption “Independent Auditor Fees” in our definitive proxy statement for our annual meeting of shareholders to be held on May 19, 2021, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2020, and is incorporated herein by reference.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2020, 2019 and 2018

Independent Registered Public Accounting Firm’s Report on Internal Control Over Financial Reporting – December 31, 2020

Consolidated Balance Sheets – December 31, 2020 and December 31, 2019

Consolidated Statements of Operations – Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2020, 2019 and 2018

Consolidated Statements of Cash Flows – Years Ended December 31, 2020, 2019 and 2018

Notes to Consolidated Financial Statements

Item 15(a)(2).	Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 15(a)(3).	List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

3.1	The Shyft Group, Inc. Restated Articles of Incorporation.

3.2

The Shyft Group, Inc. Bylaws, as amended to date. Previously filed as Exhibit 3.2 to the Company's Form 10-K Annual Report for the period ended December 31, 2019 (Commission File No. 001-33582) and incorporated here by reference.

4.1	The Shyft Group, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	The Shyft Group, Inc. Bylaws. See Exhibit 3.2 above.

4.3	Description of Registrant's Common Stock. Previously filed as Exhibit 4.3 to the Company's Form 10-K Annual Report for the period ended December 31, 2019 (Commission File No. 001-33582) and incorporated here by reference.

4.4	Form of Stock Certificate. Previously filed as an exhibit to the Registration Statement on Form S-18 (Registration No. 2-90021-C) filed on March 19, 1984 and incorporated herein by reference.

Exhibit Number

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

10.1

The Shyft Group, Inc. Stock Incentive Plan of 2016 (as amended by a First Amendment). Previously filed as Appendix A to the Company’s definitive proxy statement on Schedule 14A filed with the SEC on April 10, 2020 (Commission File No. 001-33582), and incorporated herein by reference.*

10.2

The Shyft Group, Inc. Stock Incentive Plan of 2007, as amended. Previously filed as Appendix A to the Company’s 2007 Proxy Statement filed April 23, 2007 (Commission File No. 000-13611) and incorporated herein by reference.*

10.3

The Shyft Group, Inc. Leadership Team Compensation Plan dated April 15, 2019. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed April 16, 2019 and incorporated herein by reference.*

10.4

The Shyft Group, Inc. Directors’ Stock Purchase Plan. Previously filed as an exhibit to the Company’s Form S-8 Registration Statement (Registration No. 333-98083) filed on August 14, 2002, and incorporated herein by reference.*

10.5

Form of Restricted Stock Agreement. Previously filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2009 (Commission File No. 001-33582), and incorporated herein by reference.*

10.6

Form of Indemnification Agreement. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2005 (Commission File No. 000-13611), and incorporated herein by reference.*

10.7

Supplemental Executive Retirement Plan. Previously filed as an exhibit to the Company’s Annual Report on Form 10-K for the period ended December 31, 2007 (Commission File No. 001-33582), and incorporated herein by reference. *

10.8

The Shyft Group, Inc. Stock Incentive Plan of 2012. Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed May 15, 2012 (Commission File No. 001-33582), and incorporated herein by reference.*

10.9

Credit Agreement dated August 8, 2018 by and among the Company, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018 (Commission File No. 001-33582), and incorporated herein by reference.

10.10

Employment Offer Letter dated July 22, 2014, from the Company to Daryl M. Adams. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014 (Commission File No. 001-33582), and incorporated herein by reference.*

10.11

Employment Offer Letter dated September 15, 2015, from the Company to Frederick J. Sohm. Previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015 (Commission File No. 001-33582), and incorporated herein by reference.*

10.12

Employment Offer Letter dated December 23, 2014 from the Company to Steve Guillaume. Previously filed as Exhibit 10.24 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.13

Employment Offer Letter dated May 11, 2015 from the Company to Steve Guillaume. Previously filed as Exhibit 10.25 to the Company’s Annual Report on Form 10-K for the period ended December 31, 2015 (Commission File No. 001-33582) and incorporated herein by reference.*

10.14

The Shyft Group, Inc. Management Severance Plan dated as of July 26, 2017. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2018, and incorporated herein by reference.*

10.15	Form of Performance Share Unit Agreement.*

Exhibit Number

10.16	Form of Restricted Stock Unit Agreement.*

10.17

Employment Offer Letter dated May 31, 2019 from the company to Todd A. Heavin. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.*

10.18

Unit Purchase Agreement dated as of September 9, 2019, by and among Spartan Motors USA, Inc., Fortress Resources, LLC D/B/A Royal Truck Body, the owners of Fortress Resources, LLC, and Dudley D. DeZonia. Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.

10.19

Second Amendment to Credit Agreement, dated September 9, 2019, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.

10.20

Third Amendment to Credit Agreement, dated September 25, 2019, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2019 (Commission File No. 001-33582) and incorporated herein by reference.

10.21

Fourth Amendment to Credit Agreement, dated January 31, 2020, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto. Previously filed as Exhibit 10.23 to the Company's Form 10-K Annual Report for the period ended December 31, 2020 (Commission File No. 001-33582) and incorporated here by reference.

10.22

Asset Purchase Agreement dated January 31, 2020, by and among Spartan Motors, Inc., Spartan Motors USA, Inc., Spartan Fire, LLC and REV Group, Inc. Previously filed as Exhibit 10.24 to the Company's Form 10-K Annual Report for the period ended December 31, 2020 (Commission File No. 001-33582) and incorporated here by reference.

10.23	Employment Offer Letter dated January 21, 2020 from the Company to Jonathan C. Douyard. Previously filed as Exhibit 10.25 to the Company's Annual Report on Form 10-K for the period ended December 31, 2019 (Commission File No. 001-33582) and incorporated here by reference.*

21	Subsidiaries of Registrant

23	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

Exhibit Number

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

_________________________

*Management contract or compensatory plan or arrangement.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to: Chief Financial Officer, The Shyft Group, Inc., 41280 Bridge Street, Novi, Michigan 48375.

Item 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

THE SHYFT GROUP, INC.

March 25, 2021	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 25, 2021	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

March 25, 2021	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial and Accounting Officer)

March 25, 2021	By	/s/ James A. Sharman
James A. Sharman, Director

March 25, 2021	By	/s/ Thomas R. Clevinger
Thomas R. Clevinger, Director

March 25, 2021	By	/s/ Michael Dinkins
Michael Dinkins, Director

March 25, 2021	By	/s/ Ronald E. Harbour
Ronald E. Harbour, Director

March 25, 2021	By	/s/ Angela K. Freeman
Angela K. Freeman, Director

March 25, 2021	By	/s/ Paul A. Mascarenas
Paul A. Mascarenas, Director

March 25, 2021	By	/s/ Terri Pizzuto
Terri Pizzuto, Director

March 25, 2021	By	/s/ Mark Rourke
Mark Rourke, Director

March 25, 2021	By	/s/ Richard F. Dauch
Richard F. Dauch, Director

 APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THE SHYFT GROUP, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2020:

Allowance for doubtful accounts	$228	$69	$-	$(181)	$118

Year ended December 31, 2019:

Allowance for doubtful accounts	$99	$415	$-	$(286)	$228

Year ended December 31, 2018:

Allowance for doubtful accounts	$98	$32	$-	$(31)	$99