Form 10-Q
period 2021-03-31
SHYFT GROUP, INC.
filed 2021-05-06
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2021.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2021
Common Stock	35,319,651 shares

THE SHYFT GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements involve important known and unknown risks, uncertainties and other factors and can be identified by phrases using “estimate”, “anticipate”, “believe”, “project”, “expect”, “intend,”, “predict”, “potential”, “future”, “may”, “will”, “should” and similar expressions or words. The Shyft Group, Inc.’s (the “Company”, “we”, “us”, or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk Factors include the risk factors listed and more fully described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 25, 2021, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below. Those risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission.

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$10,049	$20,995
Accounts receivable, less allowance of $115 and $116	83,610	64,695
Contract assets	20,648	9,414
Inventories, net	58,543	46,428
Other receivables – chassis pool agreements	24,998	6,503
Other current assets	8,274	8,172
Total current assets	206,122	156,207
Property, plant and equipment, net	51,560	45,734
Right of use assets – operating leases	41,470	43,430
Goodwill	49,177	49,481
Intangible assets, net	55,553	56,386
Other assets	2,026	2,052
Net deferred tax asset	5,625	5,759
TOTAL ASSETS	$411,533	$359,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$76,470	$47,487
Accrued warranty	6,320	5,633
Accrued compensation and related taxes	14,758	17,134
Deposits from customers	463	756
Operating lease liability	7,228	7,508
Other current liabilities and accrued expenses	10,547	8,121
Short-term debt – chassis pool agreements	24,998	6,503
Current portion of long-term debt	221	221
Total current liabilities	141,005	93,363
Other non-current liabilities	5,406	5,447
Long-term operating lease liability	34,992	36,662
Long-term debt, less current portion	23,304	23,418
Total liabilities	204,707	158,890
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock; 2,000 shares authorized (none issued)	-	-
Common stock; 80,000 shares authorized; 35,308 and 35,344 outstanding	90,171	91,044
Retained earnings	116,791	109,286
Total The Shyft Group, Inc. shareholders’ equity	206,962	200,330
Non-controlling interest	(136)	(171)
Total shareholders’ equity	206,826	200,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$411,533	$359,049

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2021	2020

Sales	$197,888	$176,948
Cost of products sold	157,902	140,647
Gross profit	39,986	36,301

Operating expenses:
Research and development	782	1,541
Selling, general and administrative	24,537	21,400
Total operating expenses	25,319	22,941

Operating income	14,667	13,360

Other income (expense):
Interest income (expense)	170	(731)
Interest and other income (expense)	183	(510)
Total other income (expense)	353	(1,241)

Income from continuing operations before income taxes	15,020	12,119
Income tax expense	3,490	377
Income from continuing operations	11,530	11,742
Income (loss) from discontinued operations, net of income taxes	81	(3,864)
Net income	11,611	7,878
Less: net income attributable to non-controlling interest	35	67

Net income attributable to The Shyft Group Inc.	$11,576	$7,811

Basic earnings (loss) per share
Continuing operations	$0.33	$0.33
Discontinued operations	-	(0.11)
Basic earnings per share	$0.33	$0.22

Diluted earnings (loss) per share
Continuing operations	$0.32	$0.33
Discontinued operations	-	(0.11)
Diluted earnings per share	$0.32	$0.22

Basic weighted average common shares outstanding	35,312	35,401
Diluted weighted average common shares outstanding	36,191	35,664

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$11,611	$7,878
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,571	2,801
Non-cash stock based compensation expense	1,642	2,132
Deferred income taxes	134	11,396
Loss on sale of business	-	2,138
(Gain) on disposal of assets	(142)	-
Changes in accounts receivable and contract assets	(30,149)	(16,380)
Changes in inventories	(12,115)	(3,686)
Changes in accounts payable	27,472	472
Changes in accrued compensation and related taxes	(4,736)	(6,140)
Changes in accrued warranty	686	(538)
Change in other assets and liabilities	1,723	(17,141)
Net cash used in operating activities	(1,303)	(17,068)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,914)	(2,433)
Acquisition of business, net of cash acquired	404	-
Proceeds from sale of business	-	55,000
Net cash provided by (used in) investing activities	(5,510)	52,567

Cash flows from financing activities:
Proceeds from long-term debt	-	16,000
Payments on long-term debt	-	(30,000)
Payment of dividends	(889)	-
Purchase and retirement of common stock	(3,348)	-
Exercise and vesting of stock incentive awards	104	55
Net cash used in financing activities	(4,133)	(13,945)

Net increase (decrease) in cash and cash equivalents	(10,946)	21,554
Cash and cash equivalents at beginning of period	20,995	19,349
Cash and cash equivalents at end of period	$10,049	$40,903

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2020	35,344	$91,044	$-	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	3	(2,255)	-	-	-	(2,255)
Dividends declared ($0.025 per share)	-	-	-	(983)	-	(983)
Purchase and retirement of common stock	(100)	(260)	-	(3,088)	-	(3,348)
Issuance of restricted stock, net of cancellation	61	-	-	-	-	-
Non-cash stock based compensation expense	-	1,642	-	-	-	1,642
Net income	-	-	-	11,576	35	11,611
Balance at March 31, 2021	35,308	$90,171	$-	$116,791	$(136)	$206,826

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	4	-	55	-	-	55
Issuance of restricted stock, net of cancellation	127	1	-	-	-	1
Non-cash stock based compensation expense	-	-	2,132	-	-	2,132
Net income	-	-	-	7,811	67	7,878
Balance at March 31, 2020	35,475	$354	$87,335	$94,575	$(451)	$181,813

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2020, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2021, and our results of operations and cash flows for the three months ended March 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. Since the third quarter of 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

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

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). DuraMag operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s 2019 acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern U.S. steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. DuraMag is part of our Specialty Vehicle segment and continues to go to market under the DuraMag and Magnum brands.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Recently Adopted Accounting Standards

Effective January 1, 2021, we adopted ASU 2019-12 and all related amendments, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improving consistent application of Generally Accepted Accounting Principles ("GAAP") for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the provisions of ASU 2019-12 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the first quarter of 2021 included $2,899 of capital expenditures. The Company has Chassis Pool Agreements, where it participates in a chassis converter pool that is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 5 – Debt" for further information about the Chassis Pool Agreements.

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our emergency response vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The Company recognized a loss on sale of $2,138 in the three months ended March 31, 2020, which is a portion of the Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021 and 2020, respectively. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The results of the ERV business have been reclassified to Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2020. We continue to have an open Transition Services Agreement with the buyer for the provision of certain transition support services, which may continue for certain services into 2022.

The Loss from discontinued operations presented in the Condensed Consolidated Statement of Operations for the three months ended March 31, 2021 and 2020 consisted of:

	Three Months Ended March 31,
	2021	2020

Sales	$-	$19,167
Cost of products sold	-	18,678
Gross profit	-	489
Operating expenses	-	4,123
Operating loss	-	(3,634)
Other income (expense)	109	(2,138)
Loss from discontinued operations before taxes	109	(5,772)
Income tax (expense) benefit	(28)	1,908
Net income (loss) from discontinued operations	$81	$(3,864)

Total depreciation and amortization and capital expenditures for the discontinued operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020

Depreciation and amortization	$-	$284
Capital expenditures	$-	$84

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – ACQUISITION ACTIVITIES

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading, aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded headache racks (also known as cab protection racks or rear racks). The Company paid $18,203 in cash, subject to a net working capital adjustment. The net working capital adjustment was finalized in January 2021, resulting in a decrease to the purchase price of $404. The acquisition was partially financed by borrowing from our existing line of credit, as described in "Note 5 – Debt". DuraMag is part of our Specialty Vehicle segment.

Purchase Price Allocation

The DuraMag acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, DuraMag and Magnum trade names and trademarks, unpatented technology and non-competition agreements. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $5,697 was recorded as goodwill, which is expected to be deductible for tax purposes.

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

As of March 31, 2021, the preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Accounts receivable	$2,230
Inventories	3,659
Other current assets	15
Property, plant and equipment	2,949
Right of use assets-operating leases	8,469
Intangible assets	5,590
Goodwill	5,697
Total assets acquired	28,609

Accounts payable	(1,662)
Accrued compensation and related taxes	(434)
Current operating lease liabilities	(644)
Other current liabilities and accrued expenses	(241)
Long-term operating lease liability	(7,825)
Long-term debt	(4)
Total liabilities assumed	(10,810)

Total purchase price	$17,799

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Goodwill and Intangible Assets Assigned

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
	$5,590

The Company amortizes the customer relationships utilizing an accelerated approach and unpatented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets, recorded from the DuraMag acquisition is $70 for the quarter ended March 31, 2021.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

Due to its insignificant size relative to the Company, supplemental pro forma financial information of the combined entity for the prior reporting period is not provided.

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2021	December 31, 2020
Finished goods	$5,797	$4,200
Work in process	2,989	1,908
Raw materials and purchased components	55,427	46,576
Reserve	(5,670)	(6,256)
Total inventories, net	$58,543	$46,428

NOTE 5 – DEBT

Short-term debt consists of the following:

	March 31, 2021	December 31, 2020
Chassis pool agreements	$24,998	$6,503
Total short-term debt	$24,998	$6,503

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

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled any related obligations in cash, nor does it expect to do so in the future. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of March 31, 2021 and December 31, 2020, the Company’s outstanding chassis converter pool with manufacturers totaled $24,998 and $6,503, respectively and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	March 31, 2021	December 31, 2020
Line of credit revolver	$22,400	$22,400
Finance lease obligation	421	473
Other	704	766
Total debt	23,525	23,639
Less current portion of long-term debt	(221)	(221)
Total long-term debt	$23,304	$23,418

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

As a result, at March 31, 2021, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.38% (or one-month LIBOR plus 1.25%) at March 31, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2021 and December 31, 2020, we had outstanding letters of credit totaling $525 related to our workers’ compensation insurance.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Effective April 20, 2021, the Credit Agreement was further amended by a fifth amendment, which increased the swing line loans availability to $40,000, subject to certain limitations and restrictions. The substantive business terms of the Credit Agreement remain in place and were not changed by the fifth amendment.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $125,951 and $125,836 at March 31, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

NOTE 6 – REVENUE

The tables below disclose changes in contract assets and liabilities for the three months ended March 31, 2021 and 2020.

	March 31, 2021	March 31, 2020
Contract Assets
Contract assets, beginning of period	$9,414	$10,898
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(8,977)	(10,623)
Contract assets recognized, net of reclassification to receivables	20,211	14,370
Contract assets, end of period	$20,648	$14,645

Contract Liabilities
Contract liabilities, beginning of period	$756	$2,640
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(567)	(2,384)
Cash received in advance and not recognized as revenue	274	835
Contract liabilities, end of period	$463	$1,091

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”) segments are $589,604 and $76,896 respectively, with substantially all revenue expected to be recognized within one year as of March 31, 2021.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the three months ended March 31, 2021 and 2020. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2021
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$129,079	$66,196	$195,275	$-	$195,275
Other	2,594	19	2,613	-	2,613
Total sales	$131,673	$66,215	$197,888	$-	$197,888

Timing of revenue recognition
Products transferred at a point in time	$9,757	$39,337	$49,094	$-	$49,094
Products and services transferred over time	121,916	26,878	148,794	-	148,794
Total sales	$131,673	$66,215	$197,888	$-	$197,888

	Three Months Ended March 31, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$132,897	$41,075	$173,972	$-	$173,972
Other	2,791	185	2,976	-	2,976
Total sales	$135,688	$41,260	$176,948	$-	$176,948

Timing of revenue recognition
Products transferred at a point in time	$22,257	$24,734	$46,991	$-	$46,991
Products and services transferred over time	113,431	16,526	129,957	-	129,957
Total sales	$135,688	$41,260	$176,948	$-	$176,948

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2021	December 31, 2020
Land and improvements	$8,721	$8,721
Buildings and improvements	41,045	40,077
Plant machinery and equipment	41,954	41,054
Furniture and fixtures	16,512	16,259
Vehicles	2,571	2,404
Construction in process	14,076	8,724
Subtotal	124,879	117,239
Less accumulated depreciation	(73,319)	(71,505)
Total property, plant and equipment, net	$51,560	$45,734

We recorded depreciation expense of $1,741 and $1,814 during the three months ended March 31, 2021 and 2020, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 8 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 19 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. Assets recorded under finance leases were immaterial (See "Note 5 – Debt").

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended March 31,
	2021	2020
Operating leases	$1,954	$1,596
Short-term leases(1)	38	16
Total lease expense	$1,992	$1,612

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Three Months Ended March 31,
	2021	2020
Weighted average remaining lease term of operating leases (in years)	9.3	8.3
Weighted average discount rate of operating leases	3.1%	3.8%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$1,914	$1,641

Right of use assets obtained in exchange for lease obligations:
Operating leases	$60	$-
Finance leases	$-	$136

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Maturities of operating lease liabilities as of March 31, 2021 are as follows:

Years ending December 31:
2021(1)	$5,630
2022	6,700
2023	6,511
2024	6,356
2025	5,676
Thereafter	17,817
Total lease payments	48,690
Less: imputed interest	(6,470)
Total lease liabilities	$42,220

(1) Excluding the three months ended March 31, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

Under the terms of the Credit Agreement we have the ability to issue letters of credit totaling $20,000. We had outstanding letters of credit totaling $525 at March 31, 2021 and December 31, 2020 related to our workers’ compensation insurance.

At March 31, 2021, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability during the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Balance of accrued warranty at January 1	$5,633	$5,694
Provisions for current period sales	824	565
Cash settlements	(814)	(548)
Changes in liability for pre-existing warranties	677	(556)
Balance of accrued warranty at March 31	$6,320	$5,155

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

NOTE 10 – TAXES ON INCOME

Our effective income tax rate was 23.2% and 3.1% for the three months ended March 31, 2021 and 2020, respectively.

The effective tax rate of 23.2% for the three months ended March 31, 2021 is higher than the U.S. statutory tax rate of 21% primarily because of state income taxes at their statutory rates partially offset by a discrete tax benefit of $468 related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

The effective tax rate for the three months ended March 31, 2020 reflects the favorable impact of certain provisions of the CARES Act upon the income tax expense as computed based on current statutory income tax rates. Enacted on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security ("CARES") Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business during the first quarter of 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company will carry the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. Based upon the accounting guidance, which requires that the impact of tax law changes be recorded in continuing operations, the Company recorded a $2,610 current period tax benefit resulting from the rate difference as a component of Income tax expense in the first quarter of 2020.

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

Three Months Ended March 31, 2021

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$124,875	$-	$-	$124,875
Motor home chassis sales	-	35,268	-	35,268
Other specialty vehicle sales	-	26,879	-	26,879
Aftermarket parts and accessories sales	6,798	4,068	-	4,068
Total sales	$131,673	$66,215	$-	$197,888

Depreciation and amortization expense	$641	$1,587	$343	$2,571
Adjusted EBITDA	18,210	7,016	(6,055)	19,171
Segment assets	179,218	197,374	34,941	411,533
Capital expenditures	4,779	2,368	292	7,439

Three Months Ended March 31, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$123,973	$-	$-	$123,973
Motor home chassis sales	-	22,602	-	22,602
Other specialty vehicle sales	-	16,786	-	16,786
Aftermarket parts and accessories sales	11,715	1,872	-	13,587
Total sales	$135,688	$41,260	$-	$176,948

Depreciation and amortization expense	$800	$1,190	$527	$2,517
Adjusted EBITDA	21,736	3,721	(7,081)	18,376
Segment assets	154,897	130,844	102,807	388,548
Capital expenditures	890	1,130	329	2,349

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

	Three Months Ended
	March 31,
	2021	2020
Income from continuing operations	$11,530	$11,742
Net (income) attributable to non-controlling interest	(35)	(67)
Add (subtract):
Interest (income) expense	(170)	731
Depreciation and amortization expense	2,571	2,517
Income tax expense	3,490	377
Restructuring and other related charges	-	992
Acquisition related expenses and adjustments	143	93
Non-cash stock based compensation expense	1,642	1,991
Adjusted EBITDA	$19,171	$18,376

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers ("OEMs"), dealers, individual end users, and municipalities and other governmental entities. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure is agile and able to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our expansion of equipment upfit services in our Fleet Vehicles and Services segment, and the growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market, are excellent examples of our ability to generate growth and profitability by quickly fulfilling customer needs and operating efficiently.

Recent Developments

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (“COVID-19”). On March 11, 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. Since the third quarter of 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

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

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded truck accessories including headache racks (also known as cab protection racks or rear racks). DuraMag operates out of Waterville, Maine and that location is expected to continue to serve as the business’ primary manufacturing and assembly facility for both product lines. The addition of DuraMag aluminum bodies to the Company's product offerings follows the Company’s 2019 acquisition of Royal Truck Body ("Royal"), a West Coast and Southwestern U.S. steel truck body maker. Combined, these acquisitions elevate the Company to a leading position as a national service body manufacturer. DuraMag is part of our Specialty Vehicle segment and continues to go to market under the DuraMag and Magnum brands.

Executive Overview

●	Revenue of $197.9 million in the first quarter of 2021, an increase of 11.8% compared to $176.9 million in the first quarter of 2020.
●	Gross Margin of 20.2% in the first quarter of 2021, compared to 20.5% in the first quarter of 2020.
●	Operating expense of $25.3 million, or 12.8% of sales in the first quarter of 2021, compared to $22.9 million, or 13.0% of sales in the first quarter of 2020.
●	Operating income of $14.7 million in the first quarter of 2021, compared to $13.4 million in the first quarter of 2020.
●	Income tax expense of $3.5 million in the first quarter of 2021, compared to $0.4 million in the first quarter of 2020.
●	Income from continuing operations of $11.5 million in the first quarter of 2021, compared to $11.7 million in the first quarter of 2020.
●	Diluted earnings per share from continuing operations of $0.32 in the first quarter of 2021, compared to $0.33 in the first quarter of 2020.
●	Order backlog of $666.5 million at March 31, 2021, an increase of $321.8 million or 93.4% from our backlog of $344.7 million at March 31, 2020.

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

●

Electric vehicle ("EV") walk-in van demo units have made their way into customer testing for leading parcel delivery companies. The electrified, traditional walk-in vans will be built on a medium-duty chassis—an industry proven lightweight body design that is advantageous to an EV powertrain. With a gross vehicle weight rating of 19,500 pounds, 900 cubic feet of cargo space, and a payload capacity of 6,000 pounds, this new vehicle will be comparable in size and payload to standard internal combustion engine vans currently in production by Shyft’s Utilimaster brand. The EV's initial range is expected to be up to 120 miles between charges—depending on use characteristics and conditions—and may be enhanced based on feedback from customer testing.

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

●

The introduction of the K4 605 chassis. The K4 605 is equipped with Spartan Connected Coach, a technology bundle featuring the new digital dash display and keyless push-button start. It also features Spartan’s Advanced Protection System, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul, factory chassis-integrated air supply for tow vehicle braking systems, tire pressure monitoring system with integrated controls with Spartan Connected Coach’s digital dash display, Premier Steer steering assist system, woodgrain and leather SMART steering wheel with integrated radio controls and a Passive Steer Tag Axle, and Cummins Connected Diagnostics.

●	The strength of our balance sheet and access to credit through our revolving line of credit.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 25, 2021.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2021	2020
Sales	100.0	100.0
Cost of products sold	79.8	79.5
Gross profit	20.2	20.5
Operating expenses:
Research and development	0.4	0.9
Selling, general and administrative	12.4	12.1
Operating income	7.4	7.6
Other income (expense), net	0.2	(0.7)
Income from continuing operations before income taxes	7.6	6.8
Income tax expense	1.8	0.2
Income from continuing operations	5.8	6.6
Income (loss) from discontinued operations, net of income taxes	0.0	(2.2)
Non-controlling interest	0.0	0.0
Net income attributable to The Shyft Group, Inc.	5.8	4.4

Sales

For the quarter ended March 31, 2021, we reported consolidated sales of $197.9 million, compared to $176.9 million for the first quarter of 2020, an increase of $21.0 million or 11.8%. This increase reflects a sales volume increase of $21.0 million including acquired business.

Cost of Products Sold

Cost of products sold was $157.9 million in the first quarter of 2021, compared to $140.6 million in the first quarter of 2020, an increase of $17.3 million or 12.3%. Cost of products sold increased $18.7 million due to higher sales volumes including acquired business, $2.3 million due primarily to Velocity pre-production costs, partially offset by favorable product mix of $2.2 million and other productivity and cost reductions of $1.5 million.

Gross Profit

Gross profit was $40.0 million for the first quarter of 2021, compared to $36.3 million for the first quarter of 2020, an increase of $3.7 million, or 10.2%. Gross profit increased $5.0 million due to higher sales volumes including acquired business, $1.5 million due to productivity and other cost reductions, partially offset by unfavorable pricing and mix of $0.4 million and pre-production costs of $2.3 million.

Operating Expenses

Operating expense was $25.3 million for the first quarter of 2021, compared to $22.9 million for the first quarter of 2020, an increase of $2.4 million or 10.4%. Research and development expense in the first quarter of 2021 was $0.8 million, compared to $1.5 million in the first quarter of 2020, a decrease of $0.7 million. Selling, general and administrative expense was $24.5 million in the first quarter of 2021, compared to $21.3 million for the first quarter of 2020, an increase of $3.2 million or 14.7%, primarily driven by $1.1 million in increased professional fees and expenses incurred by the acquired business.

Other Income (Expense)

Interest income was $0.2 million for the first quarter of 2021, compared to interest expense of $0.7 million for the first quarter of 2020, driven by lower borrowings and interest support more than offsetting periodic expense. Other income was $0.2 million in the first quarter of 2021 compared to Other expense of $0.5 million for the first quarter of 2020 driven by costs associated with a transition service agreement.

Income Tax Expense

Our effective income tax rate was 23.2% in the first quarter of 2021, compared to 3.1% in the first quarter of 2020. The effective tax rate for 2021 reflects the impact of current statutory income tax rates on our Income before taxes partially offset by a discrete tax benefit of $0.5 million related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

The effective tax rate for the three months ended March 31, 2021 compares unfavorably to the comparable period in 2020 due to a favorable adjustment recorded in 2020 because of provisions of the CARES Act allowing the carryback of tax net operating losses (“NOL”) incurred in the years 2018 through 2020 for five years. The sale of our ERV business in 2020 placed the Company into a tax NOL position because of the reversal of certain deferred tax assets recorded in 2019. As a result, this NOL will be carried back to offset taxable income in years when the federal corporate income tax rate was 35%, as opposed to the 21% rate in effect at the time the deferred tax assets were recorded. The resultant favorable tax rate differential allowed us to record a $2.6 million current year tax benefit as a discrete item.

Income from Continuing Operations

Income from continuing operations for the quarter ended March 31, 2021 decreased by $0.2 million, or 1.8%, to $11.5 million compared to $11.7 million for the quarter ended March 31, 2020. On a diluted per share basis, income from continuing operations decreased $0.01 to $0.32 in the first quarter of 2021 compared to $0.33 per share in the first quarter of 2020. Driving this decrease were the factors noted above.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of income taxes for the quarter ended March 31, 2021 increased by $4.0 million, or 102.1%, to $0.1 million compared to Loss from discontinued operations of $3.9 million for the quarter ended March 31, 2020 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the first quarter of 2021 was $19.2 million, compared to $18.4 million for the first quarter of 2020, an increase of $0.8 million or 4.3%.

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2021 compared to the same period of 2020 (in millions):

Adjusted EBITDA three months ended March 31, 2020	$18.4
Sales volume including acquired business	5.0
Sales pricing and mix	(0.4)
Productivity and other cost reductions	1.5
Pre-production costs	(2.3)
General and administrative costs and other	(3.0)
Adjusted EBITDA three months ended March 31, 2021	$19.2

Order Backlog

Our order backlog by reportable segment as of March 31, 2021 compared to March 31, 2020 is summarized in the following table (in thousands):

	March 31, 2021	March 31, 2020
Fleet Vehicles and Services	$589,604	$302,236
Specialty Vehicles	76,896	42,419
Total consolidated	$666,500	$344,655

Our Fleet Vehicles and Services backlog increased by $287.4 million, or 95.1%, which reflects strong demand for vehicles across the Company’s product portfolio. Our Specialty Vehicles segment backlog increased by $34.5 million, or 81.3%, due to increased motor home chassis and service truck body orders.

The segment backlog at March 31, 2021, totaled $666.5 million, up 93.4%, compared to $344.7 million at March 31, 2020, which reflects strong demand for vehicles across the Company’s product portfolio.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Income from continuing operations	$11,530	$11,742
Net (income) loss attributable to non-controlling interest	(35)	(67)
Add (subtract):
Interest expense	(170)	731
Depreciation and amortization expense	2,571	2,517
Income tax expense	3,490	377
Restructuring and other related charges	-	992
Acquisition related expenses and adjustments	143	93
Non-cash stock based compensation expense	1,642	1,991
Adjusted EBITDA	$19,171	$18,376

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$131,673	100.0%	$135,688	100.0%
Adjusted EBITDA	18,210	13.8%	21,736	16.0%

Sales in our FVS segment were $131.7 million for the first quarter of 2021, compared to $135.7 million for the first quarter of 2020, a decrease of $4.0 million or 3.0%. This decrease was due to a sales volume decrease of $1.2 million and a product pricing and mix decrease of $2.8 million.

Adjusted EBITDA in our FVS segment for the first quarter of 2021 was $18.2 million compared to $21.7 million in the first quarter of 2020, a decrease of $3.5 million. This decrease was due to $0.3 million in lower sales volumes, $0.2 million unfavorable pricing and mix, $2.3 million due to pre-production costs and $1.6 million of increased operating expense, partially offset by other productivity and cost reductions of $0.9 million.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$66,215	100.0%	$41,260	100.0%
Adjusted EBITDA	7,016	10.6%	3,721	9.0%

Sales in our SV segment were $66.2 million in the first quarter of 2021, compared to $41.3 million in the first quarter ended 2020, an increase of $24.9 million or 60.5%. This increase was due to a sales volume increase of $24.8 million including acquired business and product pricing and mix increase of $0.1 million.

Adjusted EBITDA for our SV segment for the first quarter of 2021 was $7.0 million, compared to $3.7 million in the first quarter of 2020, an increase of $3.3 million or 88.6%. This increase was due to $3.4 million in higher sales volumes including acquired business, $0.1 million in lower operating expense, partially offset by $0.2 million unfavorable mix.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $11.0 million to $10.0 million at March 31, 2021, compared to $21.0 million at December 31, 2020. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $1.3 million of cash for operating activities during the three months ended March 31, 2021, a decrease in cash used of $15.8 million from $17.1 million of cash used by operating activities during the three months ended March 31, 2020. Cash flow from operating activities increased due to a $26.3 million increase in the change in net working capital (primarily driven by the net change in payables and other assets and liabilities partially offset by the net change in receivables and contract assets, and inventories) partially offset by a $10.5 million decrease in net income adjusted for non-cash charges to operations.

Cash Flow from Investing Activities

We used $5.5 million of cash for investing activities during the three months ended March 31, 2021, an increase of cash used of $58.1 million from $52.6 million of cash provided by investing activities during the three months ended March 31, 2020. Cash flow from investing activities decreased primarily due to a $3.5 million increase in purchases of property, plant and equipment and a $55.0 million decrease in proceeds from the sale of the ERV business.

Cash Flow from Financing Activities

We used $4.1 million of cash for financing activities during the three months ended March 31, 2021, a decrease of cash used of $9.8 million from $13.9 million of cash used by financing activities during the three months ended March 31, 2020. Cash flow from financing activities increased primarily due to a $30.0 million decrease in payments on long-term debt, partially offset by a decrease of $16.0 million in proceeds from long-term debt and a $3.3 million increase in the purchase and retirement of common stock.

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

As a result, at March 31, 2021, under the Credit Agreement, as amended, we may borrow up to $175.0 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $30.0 million subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.38% (or one-month LIBOR plus 1.25%) at March 31, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2021 and December 31, 2020, we had outstanding letters of credit totaling $0.5 million related to our workers’ compensation insurance.

Effective April 20, 2021, the Credit Agreement was further amended by a fifth amendment, which increased the swing line loans availability to $40.0 million, subject to certain limitations and restrictions. The substantive business terms of the Credit Agreement remain in place and were not changed by the fifth amendment.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $126.0 million and $125.8 million at March 31, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At March 31, 2021 there were 0.4 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.4 million shares of stock under the repurchase program, it would cost us approximately $14.5 million based on the closing price of our stock on April 30, 2021. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. In August 2020, the Board of Directors approved the change of the frequency of dividend payments from semi-annual to quarterly. We declared dividends on our outstanding common shares in 2020 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Feb. 15, 2021	Feb. 25, 2021	Mar .25, 2021	$0.025
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	$0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	$0.025
May 8, 2020	May 18, 2020	Jun. 18, 2020	$0.050

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2021, we had $22.4 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in Part 1, Item 1, "Note 5 – Debt" of this Form 10-Q. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR, as described in Part 1, Item 1, "Note 5 – Debt" of this Form 10-Q. If LIBOR ceases to exist, our interest expense may increase. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

We are executing against the remediation plan previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020. The material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that the control objective is achieved. We are currently tracking to our action plan for remediation of this material weakness prior to the end of fiscal 2021.

Changes in Internal Control over Financial Reporting

Other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the first quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2020 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended March 31, 2021, 0.1 million shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 to January 31	-	$-	-	508,994
February 1 to February 28	45,496	32.76	45,000	463,994
March 1 to March 31	120,184	35.03	55,000	408,994
Total	165,680		100,000	408,994

(1)This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

During the quarter ended March 31, 2021, 65,680 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

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

Date: May 6, 2021	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer