Form 10-Q
period 2021-06-30
SHYFT GROUP, INC.
filed 2021-08-05
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2021.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2021
Common Stock	35,350,265 shares

THE SHYFT GROUP, INC.

FORWARD-LOOKING STATEMENTS

This report may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking words such as “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,”, “predict,” “potential,” “future,” “may,” “will,” “should,” or other comparable words, or by discussions of strategy that may involve risks and uncertainties. The Shyft Group, Inc.’s (the “Company”, “we”, “us”, or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,178	$20,995
Accounts receivable, less allowance of $136 and $116	101,879	64,695
Contract assets	15,370	9,414
Inventories, net	68,420	46,428
Other receivables – chassis pool agreements	13,983	6,503
Other current assets	8,859	8,172
Total current assets	212,689	156,207
Property, plant and equipment, net	54,335	45,734
Right of use assets – operating leases	41,905	43,430
Goodwill	48,677	49,481
Intangible assets, net	54,684	56,386
Other assets	1,162	2,052
Net deferred tax asset	5,625	5,759
TOTAL ASSETS	$419,077	$359,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,749	$47,487
Accrued warranty	6,623	5,633
Accrued compensation and related taxes	17,799	17,134
Deposits from customers	377	756
Operating lease liability	7,495	7,508
Other current liabilities and accrued expenses	9,774	8,121
Short-term debt – chassis pool agreements	13,983	6,503
Current portion of long-term debt	253	221
Total current liabilities	131,053	93,363
Other non-current liabilities	4,628	5,447
Long-term operating lease liability	35,182	36,662
Long-term debt, less current portion	23,198	23,418
Total liabilities	194,061	158,890
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock; 2,000 shares authorized (none issued)	-	-
Common stock; 80,000 shares authorized; 35,346 and 35,344 outstanding	92,309	91,044
Retained earnings	131,853	109,286
Total The Shyft Group, Inc. shareholders’ equity	224,162	200,330
Non-controlling interest	854	(171)
Total shareholders’ equity	225,016	200,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$419,077	$359,049

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$243,982	$123,970	$441,870	$300,918
Cost of products sold	192,076	99,965	349,978	240,612
Gross profit	51,906	24,005	91,892	60,306

Operating expenses:
Research and development	940	1,130	1,722	2,672
Selling, general and administrative	28,740	24,610	53,277	46,009
Total operating expenses	29,680	25,740	54,999	48,681

Operating income (loss)	22,226	(1,735)	36,893	11,625

Other income (expense):
Interest expense	(227)	(460)	(57)	(1,191)
Interest and other income	506	515	689	5
Total other income (expense)	279	55	632	(1,186)

Income (loss) from continuing operations before income taxes	22,505	(1,680)	37,525	10,439
Income tax expense (benefit)	5,552	(546)	9,042	(169)
Income (loss) from continuing operations	16,953	(1,134)	28,483	10,608
Income (loss) from discontinued operations, net of income taxes	-	(157)	81	(4,021)
Net income (loss)	16,953	(1,291)	28,564	6,587
Less: net income attributable to non-controlling interest	990	70	1,025	137

Net income (loss) attributable to The Shyft Group Inc.	$15,963	$(1,361)	$27,539	$6,450

Basic earnings (loss) per share
Continuing operations	$0.45	$(0.03)	$0.78	$0.29
Discontinued operations	-	(0.01)	-	(0.11)
Basic earnings (loss) per share	$0.45	$(0.04)	$0.78	$0.18

Diluted earnings (loss) per share
Continuing operations	$0.44	$(0.03)	$0.76	$0.29
Discontinued operations	-	(0.01)	-	(0.11)
Diluted earnings (loss) per share	$0.44	$(0.04)	$0.76	$0.18

Basic weighted average common shares outstanding	35,333	35,512	35,322	35,456
Diluted weighted average common shares outstanding	36,190	35,512	36,191	35,693

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net income	$28,564	$6,587
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,330	8,144
Non-cash stock based compensation expense	4,492	4,258
Deferred income taxes	134	12,307
Loss on sale of business	-	2,138
(Gain) on disposal of assets	(105)	-
Loss from write-off of construction in process	-	2,430
Changes in accounts receivable and contract assets	(42,639)	(13,642)
Changes in inventories	(21,992)	1,997
Changes in accounts payable	27,721	(12,626)
Changes in accrued compensation and related taxes	665	(3,911)
Changes in accrued warranty	989	(366)
Change in other assets and liabilities	69	(19,030)
Net cash provided by (used in) operating activities	3,228	(11,714)

Cash flows from investing activities:
Purchases of property, plant and equipment	(12,373)	(5,966)
Proceeds from sale of property, plant and equipment	15	-
Acquisition of business, net of cash acquired	404	152
Proceeds from sale of business	-	55,000
Net cash provided by (used in) investing activities	(11,954)	49,186

Cash flows from financing activities:
Proceeds from long-term debt	15,000	16,000
Payments on long-term debt	(15,000)	(46,000)
Payment of dividends	(1,776)	(1,775)
Purchase and retirement of common stock	(3,348)	-
Exercise and vesting of stock incentive awards	(2,967)	(1,153)
Net cash used in financing activities	(8,091)	(32,928)

Net increase (decrease) in cash and cash equivalents	(16,817)	4,544
Cash and cash equivalents at beginning of period	20,995	19,349
Cash and cash equivalents at end of period	$4,178	$23,893

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2021	35,344	$91,044	$-	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	3	(2,255)	-	-	-	(2,255)
Dividends declared ($0.025 per share)	-	-	-	(983)	-	(983)
Purchase and retirement of common stock	(100)	(260)	-	(3,088)	-	(3,348)
Issuance of restricted stock, net of cancellation	61	-	-	-	-	-
Non-cash stock based compensation expense	-	1,642	-	-	-	1,642
Net income	-	-	-	11,576	35	11,611
Balance at March 31, 2021	35,308	$90,171	$-	$116,791	$(136)	$206,826
Issuance of common stock and tax impact of stock incentive plan	2	(712)	-	-	-	(712)
Dividends declared ($0.025 per share)	-	-	-	(901)	-	(901)
Issuance of restricted stock, net of cancellation	36	-	-	-	-	-
Non-cash stock based compensation expense	-	2,850	-	-	-	2,850
Net income	-	-	-	15,963	990	16,953
Balance at June 30, 2021	$35,346	$92,309	$-	$131,853	$854	$225,016

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at January 1, 2020	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	4	-	55	-	-	55
Issuance of restricted stock, net of cancellation	127	1	-	-	-	1
Non-cash stock based compensation expense	-	-	2,132	-	-	2,132
Net income	-	-	-	7,811	67	7,878
Balance at March 31, 2020	$35,475	$354	$87,335	$94,575	$(451)	$181,813
Issuance of common stock and tax impact of stock incentive plan	4	-	(1,209)	-	-	(1,209)
Issuance of restricted stock, net of cancellation	80	1	(2)	-	-	(1)
Dividends declared ($0.05 per share)	-	-	-	(1,775)	-	(1,775)
Non-cash stock based compensation expense	-	-	2,126	-	-	2,126
Net income (loss)	-	-	-	(1,361)	70	(1,291)
Balance at June 30, 2020	$35,559	$355	$88,250	$91,439	$(381)	$179,663

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2021, and our results of operations and cash flows for the three and six months ended June 30, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results expected for the full year.

Recent Developments

In March 2020, the President of the United States declared the coronavirus (“COVID-19”) outbreak a national emergency, as the World Health Organization determined it was a pandemic. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020, certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. Since the third quarter of 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

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

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the six-months ended June 30, 2021, included $1,051 of capital expenditures. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 5 – Debt" for further information about the chassis pool agreements.

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our emergency response vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The Company recognized a loss on sale of $2,138 for the six months ended June 30, 2020, which is a portion of the Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The results of the ERV business have been reclassified to Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2020. We continue to have an open Transition Services Agreement with the buyer for the provision of certain transition support services, which may continue for certain services into 2022.

The Income (loss) from discontinued operations presented in the Condensed Consolidated Statement of Operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$-	$-	$-	$19,167
Cost of products sold	-	-	-	18,678
Gross profit	-	-	-	489
Operating expenses	-	281	-	4,404
Operating loss	-	(281)	-	(3,915)
Other income (expense)	-	-	109	(2,138)
Loss from discontinued operations before taxes	-	(281)	109	(6,053)
Income tax (expense) benefit	-	124	(28)	2,032
Net income (loss) from discontinued operations	$-	$(157)	$81	$(4,021)

Total depreciation and amortization and capital expenditures for the discontinued operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Depreciation and amortization	$-	$-	$-	$284
Capital expenditures	$-	$-	$-	$84

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – ACQUISITION ACTIVITIES

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading, aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded headache racks (also known as cab protection racks or rear racks). The Company paid $18,203 in cash, subject to a net working capital adjustment. The net working capital adjustment was finalized in January 2021, resulting in a decrease to the purchase price of $404. In addition, certain indemnity claims made by the Company pursuant to the purchase agreement were settled in June 2021, resulting in a decrease to the purchase price of $500. The acquisition was partially financed by borrowing from our existing line of credit, as described in "Note 5 – Debt". DuraMag is part of our Specialty Vehicle segment.

Purchase Price Allocation

The DuraMag acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, DuraMag and Magnum trade names and trademarks, unpatented technology and non-competition agreements. The preliminary excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $5,197 was recorded as goodwill, which is expected to be deductible for tax purposes.

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

As of June 30, 2021, the preliminary allocation of purchase price to assets acquired and liabilities assumed is as follows:

Accounts receivable	$2,230
Inventories	3,659
Other current assets	15
Property, plant and equipment	2,949
Right of use assets-operating leases	8,469
Intangible assets	5,590
Goodwill	5,197
Total assets acquired	28,109

Accounts payable	(1,662)
Accrued compensation and related taxes	(434)
Current operating lease liabilities	(644)
Other current liabilities and accrued expenses	(241)
Long-term operating lease liability	(7,825)
Long-term debt	(4)
Total liabilities assumed	(10,810)

Total purchase price	$17,299

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Goodwill and Intangible Assets Assigned

Intangible assets totaling $5,590 have provisionally been assigned to customer relationships, trade names and trademarks, unpatented technology and non-competition agreements as a result of the acquisition and consist of the following:

	Amount	Useful Life
Customer relationships	$2,200	15 Years
Trade names and trademarks	2,420	Indefinite
Unpatented technology	540	9 Years
Non-competition agreements	430	6 Years
	$5,590

The Company amortizes the customer relationships utilizing an accelerated approach and unpatented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets, recorded from the DuraMag acquisition is $69 and $139 for the three and six months ended June 30, 2021.

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

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2021	December 31, 2020
Finished goods	$2,619	$4,200
Work in process	3,709	1,908
Raw materials and purchased components	67,180	46,576
Reserve	(5,088)	(6,256)
Total inventories, net	$68,420	$46,428

NOTE 5 – DEBT

Short-term debt consists of the following:

	June 30, 2021	December 31, 2020
Chassis pool agreements	$13,983	$6,503
Total short-term debt	$13,983	$6,503

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

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled any related obligations in cash, nor does it expect to do so in the future. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of June 30, 2021 and December 31, 2020, the Company’s outstanding chassis converter pool with manufacturers totaled $13,983 and $6,503, respectively and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	June 30, 2021	December 31, 2020
Line of credit revolver	$22,400	$22,400
Finance lease obligation	416	473
Other	635	766
Total debt	23,451	23,639
Less current portion of long-term debt	(253)	(221)
Total long-term debt	$23,198	$23,418

Line of Credit Revolver

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers’ obligations under the Credit Agreement. Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business. The Credit Agreement was subsequently amended further on April 20, 2021 and July 16, 2021 pursuant to a fifth amendment and sixth amendment, respectively, to make certain changes to the subfacility limits pursuant to the Credit Agreement. The substantive business terms of the Credit Agreement remain in place and were not changed by any of the amendments noted above.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As a result, at June 30, 2021, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $30,000, subject to certain limitations and restrictions as of June 30, 2021. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.38% (or one-month LIBOR plus 1.25%) at June 30, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2021 and December 31, 2020, we had outstanding letters of credit totaling $760 and $525, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $115,841 and $125,836 at June 30, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

NOTE 6 – REVENUE

Changes in our contract assets and liabilities are summarized below:

	June 30, 2021	June 30, 2020
Contract Assets
Contract assets, beginning of period	$9,414	$10,898
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(9,401)	(10,558)
Contract assets recognized, net of reclassification to receivables	15,357	14,028
Contract assets, end of period	$15,370	$14,368

Contract Liabilities
Contract liabilities, beginning of period	$756	$2,640
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(740)	(2,576)
Cash received in advance and not recognized as revenue	361	486
Contract liabilities, end of period	$377	$550

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”) segments are $660,908 and $90,516 respectively, with substantially all revenue expected to be recognized within one year as of June 30, 2021.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2021
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$167,236	$75,678	$242,914	$-	$242,914
Other	1,037	31	1,068	-	1,068
Total sales	$168,273	$75,709	$243,982	$-	$243,982

Timing of revenue recognition
Products transferred at a point in time	$11,312	$46,293	$57,606	$-	$57,606
Products and services transferred over time	156,961	29,416	186,376	-	186,376
Total sales	$168,273	$75,709	$243,982	$-	$243,982

	Three Months Ended June 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$96,184	$26,694	$122,878	$-	$122,878
Other	1,054	38	1,092	-	1,092
Total sales	$97,238	$26,732	$123,970	$-	$123,970

Timing of revenue recognition
Products transferred at a point in time	$11,279	$16,033	$27,312	$-	$27,312
Products and services transferred over time	85,959	10,699	96,658	-	96,658
Total sales	$97,238	$26,732	$123,970	$-	$123,970

	Six Months Ended June 30, 2021
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$296,315	$141,874	$438,189	$-	$438,189
Other	3,631	50	3,681	-	3,681
Total sales	$299,946	$141,924	$441,870	$-	$441,870

Timing of revenue recognition
Products transferred at a point in time	$21,069	$85,630	$106,699	$-	$106,699
Products and services transferred over time	278,877	56,294	335,171	-	335,171
Total sales	$299,946	$141,924	$441,870	$-	$441,870

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$229,081	$67,769	$296,850	$-	$296,850
Other	3,845	223	4,068	-	4,068
Total sales	$232,926	$67,992	$300,918	$-	$300,918

Timing of revenue recognition
Products transferred at a point in time	$33,536	$40,767	$74,303	$-	$74,303
Products and services transferred over time	199,390	27,225	226,615	-	226,615
Total sales	$232,926	$67,992	$300,918	$-	$300,918

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	June 30, 2021	December 31, 2020
Land and improvements	$8,721	$8,721
Buildings and improvements	41,834	40,077
Plant machinery and equipment	44,021	41,054
Furniture and fixtures	17,082	16,259
Vehicles	2,566	2,404
Construction in process	15,374	8,724
Subtotal	129,598	117,239
Less accumulated depreciation	(75,263)	(71,505)
Total property, plant and equipment, net	$54,335	$45,734

We recorded depreciation expense of $1,899 and $4,447 during the three months ended June 30, 2021 and 2020, respectively, and $3,640 and $6,261 during the six months ended June 30, 2021 and 2020, respectively. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, we recorded depreciation expense of $2,330 attributable to accelerated depreciation and loss of $2,430 from write-off of related construction in process. The total impact on Income (loss) from continuing operations was an expense of $3,599 for the three and six months ended  June 30, 2020.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating leases	$1,982	$1,510	$3,936	$3,106
Short-term leases(1)	128	68	166	84
Total lease expense	$2,110	$1,578	$4,102	$3,190

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Six Months Ended June 30,
	2021	2020
Weighted average remaining lease term of operating leases (in years)	9.1	8.3
Weighted average discount rate of operating leases	3.1%	3.8%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$1,942	$3,127

Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,147	$-
Finance leases	$106	$136

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Maturities of operating lease liabilities as of June 30, 2021 are as follows:

Years ending December 31:
2021(1)	$3,986
2022	7,194
2023	6,917
2024	6,577
2025	5,796
Thereafter	18,590
Total lease payments	49,060
Less: imputed interest	(6,383)
Total lease liabilities	$42,677

(1) Excluding the six months ended June 30, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2021, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability are summarized below:

	Six Months Ended June 30,
	2021	2020
Balance of accrued warranty at January 1	$5,633	$5,694
Provisions for current period sales	1,950	1,377
Cash settlements	(1,898)	(991)
Changes in liability for pre-existing warranties	938	(753)
Balance of accrued warranty at June 30	$6,623	$5,327

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Spartan-Gimaex Joint Venture

In February 2015, the Company and Gimaex Holding, Inc. initiated discussions to dissolve the Spartan-Gimaex joint venture. Further to legal proceedings initiated by the Company to dissolve and liquidate the joint venture, the court appointed the Company as liquidating trustee of the joint venture. As of June 2021, the liquidation is substantially complete, and the Company does not expect any material impact to our future operating results.

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

NOTE 10 – TAXES ON INCOME

Our effective income tax rate was 24.7% and 32.5% for the three months ended June 30, 2021 and 2020, respectively, compared to 24.1% and (1.6%) for the six months ended June 30, 2021 and 2020, respectively.

The effective tax rate of 24.7% and 24.1% for the three and six months ended June 30, 2021, respectively, is higher than the U.S. statutory tax rate of 21% primarily because of state income taxes at their statutory rates partially offset by a discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

The effective tax rate of 32.5% for the three months ended June 30, 2020 is higher than the US statutory tax rate of 21% due to a benefit related to an excess of stock compensation expense recognized for tax purposes over the amount for financial reporting purposes.

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

	Three Months Ended June 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$159,826	$-	$-	$159,826
Motor home chassis sales	-	40,891	-	40,891
Other specialty vehicle sales	-	29,415	-	29,415
Aftermarket parts and accessories sales	8,447	5,403	-	13,850
Total sales	$168,273	$75,709	$-	$243,982

Depreciation and amortization expense	$737	$1,553	$469	$2,759
Adjusted EBITDA	28,287	8,637	(8,354)	28,570
Segment assets	197,479	197,876	23,722	419,077
Capital expenditures	3,866	320	311	4,497

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2020
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$90,762	$-	$-	$90,762
Motor home chassis sales	-	14,048	-	14,048
Other specialty vehicle sales	-	10,929	-	10,929
Aftermarket parts and accessories sales	6,476	1,755	-	8,231
Total sales	$97,238	$26,732	$-	$123,970

Depreciation and amortization expense	$1,692	$857	$2,794	$5,343
Adjusted EBITDA	13,652	1,219	(5,521)	9,350
Segment assets	151,892	140,654	59,247	351,793
Capital expenditures	2,934	559	40	3,533

	Six Months Ended June 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$284,701	$-	$-	$284,701
Motor home chassis sales	-	76,159	-	76,159
Other specialty vehicle sales	-	56,294	-	56,294
Aftermarket parts and accessories sales	15,245	9,471	-	24,716
Total sales	$299,946	$141,924	$-	$441,870

Depreciation and amortization expense	$1,378	$3,140	$812	$5,330
Adjusted EBITDA	46,497	15,653	(14,409)	47,741
Segment assets	197,479	197,876	23,722	419,077
Capital expenditures	8,645	2,688	603	11,936

	Six Months Ended June 30, 2020
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$214,735	$-	$-	$214,735
Motor home chassis sales	-	36,650	-	36,650
Other specialty vehicle sales	-	27,715	-	27,715
Aftermarket parts and accessories sales	18,191	3,627	-	21,818
Total sales	$232,926	$67,992	$-	$300,918

Depreciation and amortization expense	$2,492	$2,047	$3,321	$7,860
Adjusted EBITDA	35,388	4,940	(12,602)	27,726
Segment assets	151,892	140,654	59,247	351,793
Capital expenditures	3,824	1,689	370	5,883

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$16,953	$(1,134)	$28,483	$10,608
Net (income) attributable to non-controlling interest	(990)	(70)	(1,025)	(137)
Add (subtract):
Interest expense	227	460	57	1,191
Depreciation and amortization expense	2,759	5,343	5,330	7,860
Income tax expense (benefit)	5,552	(546)	9,042	(169)
Restructuring and other related charges	505	562	505	1,554
Acquisition related expenses and adjustments	71	179	214	272
Non-cash stock based compensation expense	2,850	2,126	4,492	4,117
Loss from liquidation of JV	643	-	643	-
Loss from write-off of construction in process	-	2,430	-	2,430
Adjusted EBITDA	$28,570	$9,350	$47,741	$27,726

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Recent Developments

In March 2020, the President of the United States declared the COVID-19 outbreak a national emergency, as the World Health Organization determined it was a pandemic. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. While the Company’s plants continued to operate as essential businesses, starting March 23, 2020 certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. Since the third quarter of 2020, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our associates, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

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

Executive Overview

●	Revenue of $244.0 million in the second quarter of 2021, an increase of 96.8% compared to $124.0 million in the second quarter of 2020.
●	Gross Margin of 21.3% in the second quarter of 2021, compared to 19.4% in the second quarter of 2020.
●	Operating expense of $29.7 million, or 12.2% of sales in the second quarter of 2021, compared to $25.7 million, or 20.8% of sales in the second quarter of 2020.
●	Operating income (loss) of $22.2 million in the second quarter of 2021, compared to ($1.7) million in the second quarter of 2020.
●	Income tax expense (benefit) of $5.6 million in the second quarter of 2021, compared to ($0.5) million in the second quarter of 2020.
●	Income (loss) from continuing operations of $17.0 million in the second quarter of 2021, compared to ($1.1) million in the second quarter of 2020.
●	Diluted earnings (loss) per share from continuing operations of $0.44 in the second quarter of 2021, compared to ($0.03) in the second quarter of 2020.
●	Order backlog of $751.4 million at June 30, 2021, an increase of $413.9 million or 122.6% from our backlog of $337.5 million at June 30, 2020.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●	In June 2021, we announced the creation of Shyft Innovations™, our dedicated mobility research and development team, initially focused on introducing a Class 2 purpose-built flat modular EV chassis to any specialty vehicle body builder. The EV-powered chassis features customizable length and wheelbase, making it well suited for a variety of vehicle types. The chassis’ modular design will accommodate multiple gross vehicle weight rating classifications, based on build out and usage. With this high degree of configurability, the all-electric chassis is adaptable to last mile delivery, work truck, mass transit, recreational vehicle, and other emerging EV markets.

●

The introduction of the Velocity F2™, a Class 2 walk-in van built on a Ford Transit chassis. The Velocity F2 combines nimbleness, comfort, and fuel efficiency with the cargo space, access, and load capacity similar to a traditional walk-in delivery van. The Velocity F2 gives parcel delivery fleets the added flexibility to manage their driver pool and optimize routing, consistent with increased demand.

●

The introduction of the Velocity M3™ walk-in cargo van which is built on a Mercedes-Benz Sprinter cab and chassis, blends the fuel efficiency, driver ergonomics, and safety provisions of a cargo van cab and chassis with the expansive cargo space of a traditional walk-in van. The Velocity M3 builds upon advancements from the Utilimaster Reach®, with a lighter body design, improved payload, better fuel efficiency, and maximized cargo space, punctuated with a game-changing automatic access system that opens, closes, and locks interior and exterior doors—without keys or manual effort—for unequaled ease and stop-by-stop efficiency gains.

●	Our continued expansion into the equipment upfit market for vehicles used in the parcel delivery, grocery, trades and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

●	The introduction of Royal Truck Body’s new Severe Duty body, built to fit General Motors’ medium duty truck class and Ford's Super Duty truck class, which includes more standard features than any other service body on the market. With its Fortress five-point lock system, 10-gauge steel and Line-X’d box tops, and 3/8″ tread plate steel floors, this work truck is built to last and is ideal for contractors and business owners that need heavy-duty work trucks.

●	The introduction of the K4 605 motorhome chassis. The K4 605 is equipped with Spartan Connected Coach™, a technology bundle featuring the new digital dash display and keyless push-button start. It also features the Spartan Advanced Protection System®, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul™, factory chassis-integrated air supply for tow vehicle braking systems, tire pressure monitoring system with integrated controls with Spartan Connected Coach’s™ digital dash display, Premier Steer steering assist system, woodgrain and leather SMART steering wheel with integrated radio controls and a Passive Steer Tag Axle, and Cummins Connected Diagnostics.

●	The strength of our balance sheet and access to working capital through our revolving line of credit.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Sales	100.0	100.0	100.0	100.0
Cost of products sold	78.7	80.6	79.2	80.0
Gross profit	21.3	19.4	20.8	20.0
Operating expenses:
Research and development	0.4	0.9	0.4	0.9
Selling, general and administrative	11.8	19.9	12.1	15.3
Operating income (loss)	9.1	(1.4)	8.3	3.9
Other income (expense), net	0.1	0.0	0.1	(0.4)
Income (loss) from continuing operations before income taxes	9.2	(1.4)	8.5	3.5
Income tax expense (benefit)	2.3	(0.4)	2.0	(0.1)
Income (loss) from continuing operations	6.9	(0.9)	6.4	3.5
Income (loss) from discontinued operations, net of income taxes	-	(0.1)	-	(1.3)
Non-controlling interest	0.4	0.1	0.2	0.0
Net income (loss) attributable to The Shyft Group, Inc.	6.5	(1.1)	6.2	2.1

Quarter Ended June 30, 2021 Compared to the Quarter Ended June 30, 2020

Sales

For the quarter ended June 30, 2021, we reported consolidated sales of $244.0 million, compared to $124.0 million for the second quarter of 2020, an increase of $120.0 million or 96.8%. This increase reflects a sales volume increase net of pricing of $120.0 million including acquired business driven by strong demand in the current period versus lower sales in the COVID-19 impacted prior period.

Cost of Products Sold

Cost of products sold was $192.1 million in the second quarter of 2021, compared to $100.0 million in the second quarter of 2020, an increase of $92.1 million or 92.1%. Cost of products sold increased $98.4 million due to higher sales volumes including acquired business, unfavorable product mix of $2.2 million, partially offset by other productivity and cost reductions of $8.5 million.

Gross Profit

Gross profit was $51.9 million for the second quarter of 2021, compared to $24.0 million for the second quarter of 2020, an increase of $27.9 million, or 116.2%. Gross profit increased $23.6 million due to higher sales volumes including acquired business, $8.5 million due to productivity and other cost reductions, partially offset by unfavorable product pricing and mix of $4.2 million.

Operating Expenses

Operating expenses were $29.7 million for the second quarter of 2021, compared to $25.7 million for the second quarter of 2020, an increase of $4.0 million or 15.3%. Research and development expense in the second quarter of 2021 was $0.9 million, compared to $1.1 million in the second quarter of 2020, a decrease of $0.2 million. Selling, general and administrative expense was $28.7 million in the second quarter of 2021, compared to $24.6 million for the second quarter of 2020, an increase of $4.1 million or 16.8%, primarily driven by an increase in compensation expense related to growth and acquisition of $4.9 million versus cost reduction actions taken in the second quarter of 2020 and higher professional services of $3.7 million. These increases were partially offset by the accelerated depreciation of the ERP system and write-off of related construction in process of $4.5 million in the second quarter of 2020.

Other Income (Expense)

Interest expense was $0.2 million for the second quarter of 2021, compared to $0.5 million for the second quarter of 2020, driven by lower borrowings and interest support more than offsetting periodic expense. Other income was $0.5 million in the second quarter of 2021 and 2020.

Income Tax Expense

Our effective income tax rate was 24.7% in the second quarter of 2021, compared to 32.5% in the second quarter of 2020. The effective tax rates for 2021 and 2020 reflect the impact of current statutory income tax rates on our Income (loss) before taxes affected favorably in 2021, and unfavorably in 2020, by a discrete tax benefit of $0.2 million in each year related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

Income from Continuing Operations

Income from continuing operations for the quarter ended June 30, 2021 increased by $18.1 million to $17.0 million compared to a loss of $1.1 million for the quarter ended June 30, 2020. On a diluted per share basis, income from continuing operations increased $0.47 to $0.44 in the second quarter of 2021 compared to ($0.03) per share in the second quarter of 2020. Driving this increase were the factors noted above.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of income taxes for the quarter ended June 30, 2021 increased by $0.2 million compared to Loss from discontinued operations of $0.2 million for the quarter ended June 30, 2020 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the second quarter of 2021 was $28.6 million, compared to $9.4 million for the second quarter of 2020, an increase of $19.2 million or 205.6%.

The table below describes the changes in Adjusted EBITDA for the three months ended June 30, 2021 compared to the same period of 2020 (in millions):

Adjusted EBITDA three months ended June 30, 2020	$9.4
Sales volume including acquired business	23.6
Product pricing and mix	(4.2)
Productivity and other cost reductions	8.5
General and administrative costs and other	(8.7)
Adjusted EBITDA three months ended June 30, 2021	$28.6

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	June 30, 2021	June 30, 2020
Fleet Vehicles and Services	$660,908	$286,955
Specialty Vehicles	90,516	50,540
Total consolidated	$751,424	$337,495

The consolidated backlog at June 30, 2021, totaled $751.4 million, up 122.6%, compared to $337.5 million at June 30, 2020, which reflects strong demand for vehicles across the Company’s product portfolio.

Our Fleet Vehicles and Services backlog increased by $374.0 million, or 130.3%, which reflects strong demand for vehicles across the Company’s product portfolio. Our Specialty Vehicles segment backlog increased by $40.0 million, or 79.1%, due to increased motor home chassis and service truck body orders.

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

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Sales

For the six months ended June 30, 2021, we reported consolidated sales of $441.9 million, compared to $300.9 million for the first six months of 2020, an increase of $141.0 million or 46.8%. This increase reflects a sales volume increase net of pricing of $141.0 million including acquired business driven by strong demand in the current period versus lower sales in the COVID-19 impacted prior period.

Cost of Products Sold

Cost of products sold was $350.0 million in the first six months of 2021, compared to $240.6 million in the first six months of 2020, an increase of $109.4 million or 45.5%. Cost of products sold increased $117.1 million due to higher sales volumes including acquired business, pre-production costs of $2.3 million, partially offset by other productivity and cost reductions of $10.0 million.

Gross Profit

Gross profit was $91.9 million for the first six months of 2021, compared to $60.3 million for the first six months of 2020, an increase of $31.6 million, or 52.4%. Gross profit increased $28.5 million due to higher sales volumes including acquired business, $10.0 million due to productivity and other cost reductions, partially offset by pre-production costs of $2.3 million and unfavorable product pricing and mix of $4.6 million.

Operating Expenses

Operating expenses were $55.0 million for the first six months of 2021, compared to $48.7 million for the first six months of 2020, an increase of $6.3 million or 13.0%. Research and development expense in the first six months of 2021 was $1.7 million, compared to $2.7 million in the first six months of 2020, a decrease of $1.0 million. Selling, general and administrative expense was $53.3 million in the first six months of 2021, compared to $46.0 million for the first six months of 2020, an increase of $7.3 million or 15.8%, primarily driven by an increase in compensation expense related to growth and acquisition of $8.1 million versus cost reduction actions taken in the first six months of 2020 and higher professional services of $3.7 million. These increases were partially offset by the accelerated depreciation of the ERP system and write-off of related construction in process of $4.5 million in the second quarter of 2020 that did not recur in 2021.

Other Income (Expense)

Interest expense was $0.1 million for the first six months of 2021, compared to $1.2 million for the first six months of 2020, driven by lower borrowings and interest support more than offsetting periodic expense. Other income was $0.7 million in the first six months of 2021 compared to insignificant Other income for the first six months of 2020.

Income Tax Expense

Our effective income tax rate was 24.1% in the first six months of 2021, compared to (1.6%) in the first six months of 2020. The effective tax rate for 2021 reflects the impact of current statutory income tax rates on our Income before taxes partially offset by a discrete tax benefit of $0.7 million related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

The effective tax rate for the six months ended June 30, 2021 compares unfavorably to the comparable period in 2020 due to a favorable adjustment recorded in 2020 because of provisions of the CARES Act allowing the carryback of tax net operating losses (“NOL”) incurred in the years 2018 through 2020 for five years. The sale of our ERV business in 2020 placed the Company into a tax NOL position because of the reversal of certain deferred tax assets recorded in 2019. As a result, this NOL will be carried back to offset taxable income in years when the federal corporate income tax rate was 35%, as opposed to the 21% rate in effect at the time the deferred tax assets were recorded. The resultant favorable tax rate differential allowed us to record a $2.6 million current year tax benefit as a discrete item.

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 2021, increased by $17.9 million, or 168.5%, to $28.5 million compared to $10.6 million for the six months ended June 30, 2020. On a diluted per share basis, income from continuing operations increased $0.47 to $0.76 in the first six months of 2021 compared to $0.29 per share in the first six months of 2020. Driving this increase were the factors noted above.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of income taxes for the six months ended June 30, 2021 increased by $4.1 million to $0.1 million compared to Loss from discontinued operations of $4.0 million for the six months ended June 30, 2020 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the six months ended June 30, 2021 was $47.7 million, compared to $27.7 million for the six months ended June 30, 2020, an increase of $20.0 million or 72.2%.

The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2021 compared to the same period of 2020 (in millions):

Adjusted EBITDA six months ended June 30, 2020	$27.7
Sales volume including acquired business	28.5
Product pricing and mix	(4.6)
Productivity and other cost reductions	10.0
Pre-production costs	(2.3)
General and administrative costs and other	(11.6)
Adjusted EBITDA six months ended June 30, 2021	$47.7

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

We use Adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual incentive compensation for our management team and long-term incentive compensation for certain members of our management team.

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$16,953	$(1,134)	$28,483	$10,608
Net (income) attributable to non-controlling interest	(990)	(70)	(1,025)	(137)
Add (subtract):
Interest expense	227	460	57	1,191
Depreciation and amortization expense	2,759	5,343	5,330	7,860
Income tax expense (benefit)	5,552	(546)	9,042	(169)
Restructuring and other related charges	505	562	505	1,554
Acquisition related expenses and adjustments	71	179	214	272
Non-cash stock based compensation expense	2,850	2,126	4,492	4,117
Loss from liquidation of JV	643	-	643	-
Loss from write-off of construction in process	-	2,430	-	2,430
Adjusted EBITDA	$28,570	$9,350	$47,741	$27,726

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV").

For certain financial information related to each segment, see "Note 11 – Business Segments," of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$168,273	100.0%	$97,238	100.0%
Adjusted EBITDA	28,287	16.8%	13,652	14.0%

Sales in our FVS segment were $168.3 million for the second quarter of 2021, compared to $97.2 million for the second quarter of 2020, an increase of $71.0 million or 73.1%. This increase was due to a sales volume increase of $73.2 million, partially offset by unfavorable product pricing and mix of $2.2 million.

Adjusted EBITDA in our FVS segment for the second quarter of 2021 was $28.3 million compared to $13.7 million in the second quarter of 2020, an increase of $14.6 million or 107.2%. This increase was due to $14.6 million in higher sales volumes, other productivity and cost reductions of $4.2 million, partially offset by an unfavorable pricing and mix of $3.9 million and $0.3 million of higher operating expense.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$299,946	100.0%	$232,926	100.0%
Adjusted EBITDA	46,497	15.5%	35,388	15.2%

Sales in our FVS segment were $299.9 million for the six months ended June 30, 2021, compared to $232.9 million for the six months ended June 30, 2020, an increase of $67.0 million or 28.8%. This increase was due to a sales volume increase of $72.0 million, partially offset by unfavorable product pricing and mix of $5.0 million.

Adjusted EBITDA in our FVS segment for the six months ended June 30, 2021, was $46.5 million compared to $35.4 million for the six months ended June 30, 2020, an increase of $11.1 million or 31.4%. This increase was due to $14.3 million in higher sales volumes, other productivity and cost reductions of $5.1 million, partially offset by unfavorable pricing and mix of $4.1 million, $2.3 million of pre-production costs, and $1.9 million of increased operating expense.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$75,709	100.0%	$26,732	100.0%
Adjusted EBITDA	8,637	11.4%	1,219	4.6%

Sales in our SV segment were $75.7 million in the second quarter of 2021, compared to $26.7 million in the second quarter ended 2020, an increase of $49.0 million or 183.2%. This increase was due to a sales volume increase of $49.0 million including acquired business.

Adjusted EBITDA for our SV segment for the second quarter of 2021 was $8.6 million, compared to $1.2 million in the second quarter of 2020, an increase of $7.4 million or 608.5%. This increase was due to $7.4 million in higher sales volumes including acquired business.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$141,924	100.0%	$67,992	100.0%
Adjusted EBITDA	15,653	11.0%	4,940	7.3%

Sales in our SV segment were $141.9 million for the six months ended June 31, 2021, compared to $68.0 million for the six months ended June 31, 2020, an increase of $73.9 million or 108.7%. This increase was due to a sales volume increase of $73.9 million including acquired business.

Adjusted EBITDA for our SV segment for the six months ended June 31, 2021, was $15.7 million, compared to $4.9 million for the six months ended June 31, 2020, an increase of $10.7 million or 216.9%. This increase was due to $10.7 million in higher sales volumes including acquired business.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $16.8 million to $4.2 million at June 30, 2021, compared to $21.0 million at December 31, 2020. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $3.2 million of cash from operating activities during the six months ended June 30, 2021, an increase in cash provided of $14.9 million from $11.7 million of cash used by operating activities during the six months ended June 30, 2020. Cash flow from operating activities increased due to a $2.6 million increase in net income adjusted for non-cash charges to operations and a $12.3 million increase in the change in net working capital. The change in net working capital is attributable to a $40.4 million increase in the change in payables and a $19.1 million increase in the change in other liabilities partially offset by a $29.0 million increase in the change in receivables and contract assets and a $24.0 million increase in the change in inventories.

These changes were primarily driven by increased sales of $141.0 million, or 46.8% in the six-months ended June 30, 2021, compared to the same period in 2020, driven by strong demand in the current period and the comparatively lower sales resulting from the impact of the COVID-19 pandemic in the comparative period. Corresponding increases in the change in receivables, inventories, and payables resulted from the need to fulfill increased sales in the current period and expected production in the third quarter of 2021 related to the ramp up of production of new Velocity vehicles.

Cash Flow from Investing Activities

We used $12.0 million of cash for investing activities during the six months ended June 30, 2021, an increase of cash used of $61.2 million from $49.2 million of cash provided by investing activities during the six months ended June 30, 2020. Cash flow from investing activities decreased primarily due to a $6.4 million increase in purchases of property, plant and equipment and $55.0 million of proceeds from the sale of the ERV business not repeated in the current period.

Cash Flow from Financing Activities

We used $8.1 million of cash for financing activities during the six months ended June 30, 2021, a decrease of cash used of $24.8 million from $32.9 million of cash used by financing activities during the six months ended June 30, 2020. Cash flow from financing activities increased primarily due to a net $30.0 million decrease in payments on long-term debt, partially offset by a $3.3 million increase in the purchase and retirement of common stock and $1.8 million increase in exercise and vesting of stock awards.

Contingent Obligations

Spartan-Gimaex Joint Venture

In February 2015, the Company and Gimaex Holding, Inc. initiated discussions to dissolve the Spartan-Gimaex joint venture. Further to legal proceedings initiated by the Company to dissolve and liquidate the joint venture, the court appointed the Company as liquidating trustee of the joint venture. As of June 2021, the liquidation is substantially complete, and the Company does not expect any material impact to our future operating results.

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

Debt

On August 8, 2018, we entered into a Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, National Association ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A. and PNC Bank National Association (the "Lenders"). Subsequently, the Credit Agreement was amended on May 14, 2019, September 9, 2019 and September 25, 2019 and certain of our other subsidiaries executed guaranties guarantying the borrowers’ obligations under the Credit Agreement. Concurrent with the close of the sale of the ERV business and effective January 31, 2020, the Credit Agreement was further amended by a fourth amendment, which released certain of our subsidiaries that were sold as part of the ERV business. The Credit Agreement was subsequently amended further on April 20, 2021 and July 16, 2021 pursuant to a fifth amendment and sixth amendment, respectively, to make certain changes to the subfacility limits pursuant to the Credit Agreement. The substantive business terms of the Credit Agreement remain in place and were not changed by any of the amendments noted above.

As a result, at June 30, 2021, under the Credit Agreement, as amended, we may borrow up to $175.0 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $30.0 million subject to certain limitations and restrictions as of June 30, 2021. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.38% (or one-month LIBOR plus 1.25%) at June 30, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2021, and December 31, 2020, we had outstanding letters of credit totaling $0.8 million and $0.5 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $115.8 million and $125.8 million at June 30, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At June 30, 2021 there were 0.4 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.4 million shares of stock under the repurchase program, it would cost us approximately $16.1 million based on the closing price of our stock on July 30, 2021. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

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

Date dividend declared	Record date	Payment date	Dividend per share ($)
May 7, 2021	May 18, 2021	June 18, 2021	$0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	$0.025
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	$0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	$0.025
May 8, 2020	May 18, 2020	Jun. 18, 2020	$0.050

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving credit agreement is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be as much as twelve months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 3 of this Form 10-Q, for further information regarding commodity cost fluctuations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2021, we had $22.4 million in debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would result in additional interest expense of $0.2 million on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and six months ended June 30, 2021.

We do not believe that there has been a material change in the nature or categories of the primary market risk exposures or in the particular markets that present our primary risk of loss. As of the date of this report, we do not know of or expect any material changes in the general nature of our primary market risk exposure in the short-term.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

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

Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change and other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the second quarter of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended June 30, 2021, no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 to April 30	11,826	$37.76	-	408,994
May 1 to May 31	-	-	-	408,994
June 1 to June 30	9,217	41.02	-	408,994
Total	21,043		-	408,994

(1)This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

During the quarter ended June 30, 2021, 21,043 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Fifth Amendment to Credit Agreement, dated April 20, 2021, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.2	Sixth Amendment to Credit Agreement, dated July 16, 2021, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 5, 2021	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer