Form 10-Q
period 2021-09-30
SHYFT GROUP, INC.
filed 2021-11-04
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2021.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2021
Common Stock	35,345,005 shares

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

Risk Factors include the risk factors listed and more fully described in Part I, Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 25, 2021, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below. Those risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$14,549	$20,995
Accounts receivable, less allowance of $145 and $116	67,607	64,695
Contract assets	42,459	9,414
Inventories, net	81,901	46,428
Other receivables – chassis pool agreements	3,995	6,503
Other current assets	8,569	8,172
Total current assets	219,080	156,207
Property, plant and equipment, net	57,374	45,734
Right of use assets – operating leases	44,303	43,430
Goodwill	48,881	49,481
Intangible assets, net	53,832	56,386
Other assets	1,180	2,052
Net deferred tax asset	5,625	5,759
TOTAL ASSETS	$430,275	$359,049

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$89,601	$47,487
Accrued warranty	7,548	5,633
Accrued compensation and related taxes	18,045	17,134
Deposits from customers	2,148	756
Operating lease liability	7,632	7,508
Other current liabilities and accrued expenses	10,631	8,121
Short-term debt – chassis pool agreements	3,995	6,503
Current portion of long-term debt	238	221
Total current liabilities	139,838	93,363
Other non-current liabilities	5,095	5,447
Long-term operating lease liability	37,532	36,662
Long-term debt, less current portion	694	23,418
Total liabilities	183,159	158,890
Commitments and contingent liabilities
Shareholders’ equity:
Preferred stock; 2,000 shares authorized (none issued)	-	-
Common stock; 80,000 shares authorized; 35,342 and 35,344 outstanding	94,312	91,044
Retained earnings	151,873	109,286
Total The Shyft Group, Inc. shareholders’ equity	246,185	200,330
Non-controlling interest	931	(171)
Total shareholders’ equity	247,116	200,159
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$430,275	$359,049

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$272,622	$203,473	$714,492	$504,391
Cost of products sold	216,564	152,723	566,542	393,335
Gross profit	56,058	50,750	147,950	111,056

Operating expenses:
Research and development	2,582	824	4,304	3,496
Selling, general and administrative	25,368	23,525	78,645	69,534
Total operating expenses	27,950	24,349	82,949	73,030

Operating income	28,108	26,401	65,001	38,026

Other income (expense):
Interest expense	(253)	(11)	(310)	(1,202)
Interest and other income	54	238	743	243
Total other income (expense)	(199)	227	433	(959)

Income from continuing operations before income taxes	27,909	26,628	65,434	37,067
Income tax expense	6,910	7,253	15,952	7,084
Income from continuing operations	20,999	19,375	49,482	29,983
Income (loss) from discontinued operations, net of income taxes	-	(926)	81	(4,947)
Net income	20,999	18,449	49,563	25,036
Less: net income attributable to non-controlling interest	77	41	1,102	178

Net income attributable to The Shyft Group Inc.	$20,922	$18,408	$48,461	$24,858

Basic earnings (loss) per share
Continuing operations	$0.59	$0.55	$1.37	$0.84
Discontinued operations	-	(0.03)	-	(0.14)
Basic earnings per share	$0.59	$0.52	$1.37	$0.70

Diluted earnings (loss) per share
Continuing operations	$0.58	$0.54	$1.34	$0.83
Discontinued operations	-	(0.03)	-	(0.14)
Diluted earnings per share	$0.58	$0.51	$1.34	$0.69

Basic weighted average common shares outstanding	35,346	35,559	35,330	35,491
Diluted weighted average common shares outstanding	36,074	35,989	36,024	35,794

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$49,563	$25,036
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	8,312	11,122
Non-cash stock based compensation expense	6,571	6,322
Deferred income taxes	134	17,859
Loss on sale of business	-	2,901
(Gain) on disposal of assets	(104)	-
Loss from write-off of construction in process	-	2,430
Changes in accounts receivable and contract assets	(35,842)	(33,355)
Changes in inventories	(35,473)	12,527
Changes in accounts payable	43,230	(7,263)
Changes in accrued compensation and related taxes	910	(423)
Changes in accrued warranty	1,626	(130)
Change in other assets and liabilities	3,396	(16,033)
Net cash provided by operating activities	42,323	20,993

Cash flows from investing activities:
Purchases of property, plant and equipment	(18,238)	(8,325)
Proceeds from sale of property, plant and equipment	16	-
Acquisition of business, net of cash acquired	904	152
Proceeds from sale of business	-	55,000
Net cash provided by (used in) investing activities	(17,318)	46,827

Cash flows from financing activities:
Proceeds from long-term debt	25,000	16,000
Payments on long-term debt	(47,400)	(56,000)
Payment of dividends	(2,660)	(2,662)
Purchase and retirement of common stock	(3,348)	-
Exercise and vesting of stock incentive awards	(3,043)	(1,106)
Net cash used in financing activities	(31,451)	(43,768)

Net increase (decrease) in cash and cash equivalents	(6,446)	24,052
Cash and cash equivalents at beginning of period	20,995	19,349
Cash and cash equivalents at end of period	$14,549	$43,401

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2021	35,344	$91,044	$-	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	3	(2,255)	-	-	-	(2,255)
Dividends declared ($0.025 per share)	-	-	-	(983)	-	(983)
Purchase and retirement of common stock	(100)	(260)	-	(3,088)	-	(3,348)
Issuance of restricted stock, net of cancellation	61	-	-	-	-	-
Non-cash stock based compensation expense	-	1,642	-	-	-	1,642
Net income	-	-	-	11,576	35	11,611
Balance at March 31, 2021	35,308	$90,171	$-	$116,791	$(136)	$206,826
Issuance of common stock and tax impact of stock incentive plan	2	(712)	-	-	-	(712)
Dividends declared ($0.025 per share)	-	-	-	(901)	-	(901)
Issuance of restricted stock, net of cancellation	36	-	-	-	-	-
Non-cash stock based compensation expense	-	2,850	-	-	-	2,850
Net income	-	-	-	15,963	990	16,953
Balance at June 30, 2021	35,346	$92,309	$-	$131,853	$854	$225,016
Issuance of common stock and tax impact of stock incentive plan	3	(76)	-	-	-	(76)
Dividends declared ($0.025 per share)	-	-	-	(902)	-	(902)
Issuance of restricted stock, net of cancellation	(7)	-	-	-	-	-
Non-cash stock based compensation expense	-	2,079	-	-	-	2,079
Net income	-	-	-	20,922	77	20,999
Balance at September 30, 2021	35,342	$94,312	$-	$151,873	$931	$247,116

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity
Balance at January 1, 2020	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	4	-	55	-	-	55
Issuance of restricted stock, net of cancellation	127	1	-	-	-	1
Non-cash stock based compensation expense	-	-	2,132	-	-	2,132
Net income	-	-	-	7,811	67	7,878
Balance at March 31, 2020	35,475	$354	$87,335	$94,575	$(451)	$181,813
Issuance of common stock and tax impact of stock incentive plan	4	-	(1,209)	-	-	(1,209)
Dividends declared ($0.05 per share)	-	-	-	(1,775)	-	(1,775)
Issuance of restricted stock, net of cancellation	80	1	(2)	-	-	(1)
Non-cash stock based compensation expense	-	-	2,126	-	-	2,126
Net income (loss)	-	-	-	(1,361)	70	(1,291)
Balance at June 30, 2020	35,559	$355	$88,250	$91,439	$(381)	$179,663
Issuance of common stock and tax impact of stock incentive plan	3	-	48	-	-	48
Dividends declared ($0.025 per share)	-	-	-	(887)	-	(887)
Issuance of restricted stock, net of cancellation	(12)	-	-	-	-	-
Non-cash stock based compensation expense	-	-	2,064	-	-	2,064
Net income	-	-	-	18,408	41	18,449
Balance at September 30, 2020	35,550	$355	$90,362	$108,960	$(340)	$199,337

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

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi, Charlotte and Plymouth, Michigan; Bristol, Indiana; Waterville, Maine; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Montebello, Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2021, and our results of operations and cash flows for the three and nine months ended September 30, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results expected for the full year.

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

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the nine months ended September 30, 2021, included $394 of capital expenditures. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 5 – Debt" for further information about the chassis pool agreements.

Immaterial Revision of Previously Issued Condensed Consolidated Financial Statements

During the fourth quarter of 2020, errors in the accounting for transactions associated with the divestiture of the Company’s ERV business were identified. These errors related to the quarterly condensed consolidated financial statements for the period ended September 30, 2020 resulting in the adjustment of certain balance sheet and statement of operations financial statement accounts, as disclosed in Note 1 – Nature of Operations and Basis of Presentation of our Annual Report on Form 10-K for the year ended December 31, 2020. The Company assessed the materiality of these errors considering both qualitative and quantitative factors and determined that for the period ended September 30, 2020, the errors were not material.

The tables below present the impact of the revisions on the Company’s condensed consolidated financial statements:

	Three Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised
Loss from discontinued operations, net of income taxes	$(598)	$(328)	$(926)
Net income	18,777	(328)	18,449
Net income attributable to The Shyft Group, Inc.	18,736	(328)	18,408

Basic earnings (loss) per share
Continuing operations	$0.55	$-	$0.55
Discontinued operations	(0.02)	(0.01)	(0.03)
Basic earnings per share	$0.53	$(0.01)	$0.52

Diluted earnings (loss) per share
Continuing operations	$0.54	$-	$0.54
Discontinued operations	(0.02)	(0.01)	(0.03)
Basic earnings per share	$0.52	$(0.01)	$0.51

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised
Loss from discontinued operations, net of income taxes	$(4,619)	$(328)	$(4,947)
Net income	25,364	(328)	25,036
Net income attributable to The Shyft Group, Inc.	25,186	(328)	24,858

Basic earnings (loss) per share
Continuing operations	$0.84	$-	$0.84
Discontinued operations	(0.13)	(0.01)	(0.14)
Basic earnings per share	$0.71	$(0.01)	$0.70

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2020
	As Previously Reported	Adjustment	As Revised
Diluted earnings (loss) per share
Continuing operations	$0.83	$-	$0.83
Discontinued operations	(0.13)	(0.01)	(0.14)
Basic earnings per share	$0.70	$(0.01)	$0.69

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our emergency response vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The Company recognized a loss on sale of $763 and $2,901 in the three and nine months ended September 30, 2020, respectively, which are portions of the Loss from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The results of the ERV business have been reclassified to Income (loss) from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2020. We continue to have an open Transition Services Agreement with the buyer for the provision of certain transition support services, which will continue for certain services into 2022.

The Income (loss) from discontinued operations presented in the Condensed Consolidated Statement of Operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$-	$-	-	$19,167
Cost of products sold	-	-	-	18,678
Gross profit	-	-	-	489
Operating expenses	-	-	-	4,404
Operating loss	-	-	-	(3,915)
Other income (expense)	-	(1,200)	109	(3,338)
Loss from discontinued operations before taxes	-	(1,200)	109	(7,253)
Income tax (expense) benefit	-	274	(28)	2,306
Net income (loss) from discontinued operations	$-	$(926)	$81	$(4,947)

Total depreciation and amortization and capital expenditures for the discontinued operations are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Depreciation and amortization	$-	$-	$-	$284
Capital expenditures	$-	$-	$-	$84

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

Purchase Price Allocation

The DuraMag acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, DuraMag and Magnum trade names and trademarks, unpatented technology and non-competition agreements. The excess of the purchase price over the estimated fair values of the net tangible and intangible assets acquired of $5,401 was recorded as goodwill, which is expected to be deductible for tax purposes.

The fair values of the net assets acquired were based on a preliminary valuation and the estimates and assumptions were subject to change within the measurement period. In the third quarter of 2021, the Company finalized the purchase price allocation for adjustments related to accrued warranty of $289. As of September 30, 2021, the valuation and the estimates and assumptions were finalized, as the measurement period has concluded.

As of September 30, 2021, the final allocation of purchase price to assets acquired and liabilities assumed is as follows:

Accounts receivable	$2,315
Inventories	3,659
Other current assets	15
Property, plant and equipment	2,949
Right of use assets-operating leases	8,469
Intangible assets	5,590
Goodwill	5,401
Total assets acquired	28,398

Accounts payable	(1,662)
Accrued warranty	(289)
Accrued compensation and related taxes	(434)
Current operating lease liabilities	(644)
Other current liabilities and accrued expenses	(241)
Long-term operating lease liability	(7,825)
Long-term debt	(4)
Total liabilities assumed	(11,099)

Total purchase price	$17,299

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
	$5,590

The Company amortizes the customer relationships utilizing an accelerated approach and unpatented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets, recorded from the DuraMag acquisition is $70 and $209 for the three and nine months ended September 30, 2021.

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

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2021	December 31, 2020
Finished goods	$5,119	$4,200
Work in process	7,078	1,908
Raw materials and purchased components	72,176	46,576
Reserve	(2,472)	(6,256)
Total inventories, net	$81,901	$46,428

NOTE 5 – DEBT

Short-term debt consists of the following:

	September 30, 2021	December 31, 2020
Chassis pool agreements	$3,995	$6,503
Total short-term debt	$3,995	$6,503

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

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled any related obligations in cash, nor does it expect to do so in the future. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of September 30, 2021 and December 31, 2020, the Company’s outstanding chassis converter pool with manufacturers totaled $3,995 and $6,503, respectively and the Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	September 30, 2021	December 31, 2020
Line of credit revolver	$-	$22,400
Finance lease obligation	355	473
Other	577	766
Total debt	932	23,639
Less current portion of long-term debt	(238)	(221)
Total long-term debt	$694	$23,418

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As a result, at September 30, 2021, under the Credit Agreement, as amended, we may borrow up to $175,000 from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions as of September 30, 2021. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.34% (or one-month LIBOR plus 1.25%) at September 30, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2021 and December 31, 2020, we had outstanding letters of credit totaling $760 and $525, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $169,240 and $125,836 at September 30, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

NOTE 6 – REVENUE

Changes in our contract assets and liabilities for the nine months ended September 30, 2021 and 2020 are summarized below:

	September 30, 2021	September 30, 2020
Contract Assets
Contract assets, beginning of period	$9,414	$10,898
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(9,414)	(10,777)
Contract assets recognized, net of reclassification to receivables	42,459	9,546
Contract assets, end of period	$42,459	$9,667

Contract Liabilities
Contract liabilities, beginning of period	$756	$2,640
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(743)	(2,370)
Cash received in advance and not recognized as revenue	2,135	380
Contract liabilities, end of period	$2,148	$650

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”) segments are $758,518 and $94,042 respectively, with substantially all revenue expected to be recognized within one year as of September 30, 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended September 30, 2021
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$194,067	$74,077	$268,144	$-	$268,144
Other	4,473	5	4,478	-	4,478
Total sales	$198,540	$74,082	$272,622	$-	$272,622

Timing of revenue recognition
Products transferred at a point in time	$11,773	$47,462	$59,235	$-	$59,235
Products and services transferred over time	186,767	26,620	213,387	-	213,387
Total sales	$198,540	$74,082	$272,622	$-	$272,622

	Three Months Ended September 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$144,420	$58,263	$202,683	$-	$202,683
Other	770	20	790	-	790
Total sales	$145,190	$58,283	$203,473	$-	$203,473

Timing of revenue recognition
Products transferred at a point in time	$11,075	$40,962	$52,037	$-	$52,037
Products and services transferred over time	134,115	17,321	151,436	-	151,436
Total sales	$145,190	$58,283	$203,473	$-	$203,473

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2021
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$490,382	$215,951	$706,333	$-	$706,333
Other	8,104	55	8,159	-	8,159
Total sales	$498,486	$216,006	$714,492	$-	$714,492

Timing of revenue recognition
Products transferred at a point in time	$32,842	$133,092	$165,934	$-	$165,934
Products and services transferred over time	465,644	82,914	548,558	-	548,558
Total sales	$498,486	$216,006	$714,492	$-	$714,492

	Nine Months Ended September 30, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$373,501	$126,032	$499,533	$-	$499,533
Other	4,615	243	4,858	-	4,858
Total sales	$378,116	$126,275	$504,391	$-	$504,391

Timing of revenue recognition
Products transferred at a point in time	$44,611	$81,729	$126,340	$-	$126,340
Products and services transferred over time	333,505	44,546	378,051	-	378,051
Total sales	$378,116	$126,275	$504,391	$-	$504,391

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2021	December 31, 2020
Land and improvements	$8,721	$8,721
Buildings and improvements	44,810	40,077
Plant machinery and equipment	49,076	41,054
Furniture and fixtures	18,588	16,259
Vehicles	2,590	2,404
Construction in process	10,986	8,724
Subtotal	134,771	117,239
Less accumulated depreciation	(77,397)	(71,505)
Total property, plant and equipment, net	$57,374	$45,734

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

We recorded depreciation expense of $2,138 and $2,179 during the three months ended September 30, 2021 and 2020, respectively, and $5,778 and $8,440 during the nine months ended September 30, 2021 and 2020, respectively. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, we recorded depreciation expense of $2,330 attributable to accelerated depreciation and loss of $2,430 from write-off of related construction in process. The total impact on Income (loss) from continuing operations was an expense of $274 and $3,873 for the three and nine months ended September 30, 2020, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating leases	$2,048	$1,551	$5,984	$4,657
Short-term leases(1)	135	75	301	159
Total lease expense	$2,183	$1,626	$6,285	$4,816

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Nine Months Ended September 30,
	2021	2020
Weighted average remaining lease term of operating leases (in years)	9.2	7.7
Weighted average discount rate of operating leases	3.0%	3.4%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$5,870	$4,531

Right of use assets obtained in exchange for lease obligations:
Operating leases	$6,305	$7,283
Finance leases	$106	$136

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Maturities of operating lease liabilities as of September 30, 2021 are as follows:

Years ending December 31:
2021(1)	$2,022
2022	7,607
2023	7,342
2024	7,014
2025	6,247
Thereafter	21,636
Total lease payments	51,868
Less: imputed interest	(6,704)
Total lease liabilities	$45,164

(1) Excluding the nine months ended September 30, 2021.

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2021, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability are summarized below:

	Nine Months Ended September 30,
	2021	2020
Balance of accrued warranty at January 1	$5,633	$5,694
Provisions for current period sales	2,720	2,687
Cash settlements	(3,052)	(2,411)
Changes in liability for pre-existing warranties	1,958	(406)
Acquired	289	-
Balance of accrued warranty at September 30	$7,548	$5,564

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Spartan-Gimaex Joint Venture

In February 2015, the Company and Gimaex Holding, Inc. initiated discussions to dissolve the Spartan-Gimaex joint venture. Further to legal proceedings initiated by the Company to dissolve and liquidate the joint venture, the court appointed the Company as liquidating trustee of the joint venture. As of September 2021, the liquidation is substantially complete, and the Company does not expect any material impact to our future operating results.

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

NOTE 10 – TAXES ON INCOME

Our effective income tax rate was 24.8% and 27.2% for the three months ended September 30, 2021 and 2020, respectively, compared to 24.4% and 19.1% for the nine months ended September 30, 2021 and 2020, respectively.

The effective tax rate of 24.8% and 24.4% for the three and nine months ended September 30, 2021, respectively, is higher than the U.S. statutory tax rate of 21% primarily because of state income taxes at their statutory rates.

The effective tax rate of 27.2% for the three months ended September 30, 2020 is higher than the US statutory tax rate of 21% primarily because of state income taxes and the unfavorable impact of certain non-deductible compensation expense on our effective tax rate.

The effective tax rate for the nine months ended September 30, 2020 reflects the favorable impact of certain provisions of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act upon the income tax expense as computed based on current statutory income tax rates. Enacted on March 27, 2020, the CARES Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business during the first quarter of 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company has carried the NOL back to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. The Company recorded a $2,610 current period tax benefit resulting from the rate difference as a component of Income tax benefit in the first quarter of 2020.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The accounting policies of the segments are the same as those described, or referred to, in "Note 1 – Nature of Operations and Basis of Presentation". Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and Other”. Adjusted EBITDA in the “Eliminations and Other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Income tax expense (benefit) are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

	Three Months Ended September 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$189,591	$-	$-	$189,591
Motor home chassis sales	-	42,507	-	42,507
Other specialty vehicle sales	-	26,620	-	26,620
Aftermarket parts and accessories sales	8,949	4,955	-	13,904
Total sales	$198,540	$74,082	$-	$272,622

Depreciation and amortization expense	$924	$1,505	$553	$2,982
Adjusted EBITDA	36,813	5,827	(8,900)	33,740
Segment assets	200,358	199,997	29,920	430,275
Capital expenditures	3,844	465	882	5,191

	Three Months Ended September 30, 2020
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$136,382	$-	$-	$136,382
Motor home chassis sales	-	38,190	-	38,190
Other specialty vehicle sales	-	17,601	-	17,601
Aftermarket parts and accessories sales	8,808	2,492	-	11,300
Total sales	$145,190	$58,283	$-	$203,473

Depreciation and amortization expense	$934	$1,412	$632	$2,978
Adjusted EBITDA	33,237	7,183	(7,827)	32,593
Segment assets	165,216	149,103	74,474	388,793
Capital expenditures	1,482	371	505	2,358

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$474,292	$-	$-	$474,292
Motor home chassis sales	-	118,666	-	118,666
Other specialty vehicle sales	-	82,914	-	82,914
Aftermarket parts and accessories sales	24,194	14,426	-	38,620
Total sales	$498,486	$216,006	$-	$714,492

Depreciation and amortization expense	$2,302	$4,645	$1,365	$8,312
Adjusted EBITDA	83,310	21,480	(23,309)	81,481
Segment assets	200,358	199,997	29,920	430,275
Capital expenditures	12,489	3,153	1,485	17,127

	Nine Months Ended September 30, 2020
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$351,117	$-	$-	$351,117
Motor home chassis sales	-	74,840	-	74,840
Other specialty vehicle sales	-	45,316	-	45,316
Aftermarket parts and accessories sales	26,999	6,119	-	33,118
Total sales	$378,116	$126,275	$-	$504,391

Depreciation and amortization expense	$2,591	$4,313	$3,934	$10,838
Adjusted EBITDA	68,625	12,123	(20,429)	60,319
Segment assets	165,216	149,103	74,474	388,793
Capital expenditures	5,306	2,060	875	8,241

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from continuing operations	$20,999	$19,375	$49,482	$29,983
Net (income) attributable to non-controlling interest	(77)	(41)	(1,102)	(178)
Add (subtract):
Interest expense	253	11	310	1,202
Depreciation and amortization expense	2,982	2,978	8,312	10,838
Income tax expense	6,910	7,253	15,952	7,084
Restructuring and other related charges	-	303	505	1,857
Acquisition related expenses and adjustments	594	650	808	922
Non-cash stock based compensation expense	2,079	2,064	6,571	6,181
Loss from liquidation of JV	-	-	643	-
Loss from write-off of construction in process	-	-	-	2,430
Adjusted EBITDA	$33,740	$32,593	$81,481	$60,319

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Shyft Group, Inc. was organized as a Michigan corporation on September 18, 1975, and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi, Charlotte and Plymouth, Michigan; Bristol, Indiana; Waterville, Maine; Ephrata, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Montebello, Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

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

Executive Overview

●	Revenue of $272.6 million in the third quarter of 2021, an increase of 34.0% compared to $203.5 million in the third quarter of 2020.
●	Gross Margin of 20.6% in the third quarter of 2021, compared to 24.9% in the third quarter of 2020.
●	Operating expense of $28.0 million, or 10.3% of sales in the third quarter of 2021, compared to $24.3 million, or 12.0% of sales in the third quarter of 2020.
●	Operating income of $28.1 million in the third quarter of 2021, compared to $26.4 million in the third quarter of 2020.
●	Income tax expense of $6.9 million in the third quarter of 2021, compared to $7.3 million in the third quarter of 2020.
●	Income from continuing operations of $21.0 million in the third quarter of 2021, compared to $19.4 million in the third quarter of 2020.
●	Diluted earnings per share from continuing operations of $0.58 in the third quarter of 2021, compared to $0.54 in the third quarter of 2020.
●	Order backlog of $852.6 million at September 30, 2021, an increase of $572.0 million or 203.8% from our backlog of $280.6 million at September 30, 2020.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●	In June 2021, we announced the creation of Shyft Innovations™, our dedicated mobility research and development team, initially focused on introducing a Class 3 purpose-built flat modular EV chassis to any specialty vehicle body builder. The EV-powered chassis features customizable length and wheelbase, making it well suited for a variety of vehicle types. The chassis’ modular design will accommodate multiple gross vehicle weight rating classifications, based on build out and usage. With this high degree of configurability, the all-electric chassis is adaptable to last mile delivery, work truck, mass transit, recreational vehicle, and other emerging EV markets.

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

●	The introduction of the Velocity M3™ walk-in van which is built on a Mercedes-Benz Sprinter cab and chassis, blends the fuel efficiency, driver ergonomics, and safety provisions of a cargo van cab and chassis with the expansive cargo space of a traditional walk-in van. The Velocity M3 builds upon advancements from the Utilimaster Reach®, with a lighter body design, improved payload, better fuel efficiency, and maximized cargo space, punctuated with a game-changing automatic access system that opens, closes, and locks interior and exterior doors—without keys or manual effort—for unequaled ease and stop-by-stop efficiency gains.

●	Our continued expansion into the equipment upfit market for vehicles used in the parcel delivery, grocery, trades, and construction industries. This rapidly expanding market offers an opportunity to add value to current and new customers for our fleet vehicles and vehicles produced by other original equipment manufacturers.

●	The introduction of Royal Truck Body’s new Severe Duty body, built to fit General Motors’ medium duty truck class and Ford's Super Duty truck class, which includes more standard features than any other service body on the market. With its Fortress five-point lock system, 10-gauge steel and Line-X’d box tops, and 3/8″ tread plate steel floors, this work truck is built to last and is ideal for contractors and business owners that need heavy-duty work trucks.

●	The introduction of the K4 605 motorhome chassis. The K4 605 is equipped with Spartan Connected Coach™, a technology bundle featuring the new digital dash display and keyless push-button start. It also features the Spartan Advanced Protection System®, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul™, factory chassis-integrated air supply for tow vehicle braking systems, tire pressure monitoring system with integrated controls with Spartan Connected Coach’s™ digital dash display, Premier Steer steering assist system, woodgrain and leather SMART steering wheel with integrated radio controls and a Passive Steer Tag Axle, and Cummins Connected Diagnostics.

●	The strength of our balance sheet and access to working capital through our revolving line of credit.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Sales	100.0	100.0	100.0	100.0
Cost of products sold	79.4	75.1	79.3	78.0
Gross profit	20.6	24.9	20.7	22.0
Operating expenses:
Research and development	0.9	0.4	0.6	0.7
Selling, general and administrative	9.3	11.6	11.0	13.8
Operating income	10.3	13.0	9.1	7.5
Other income (expense), net	(0.1)	0.1	0.1	(0.2)
Income from continuing operations before income taxes	10.2	13.1	9.2	7.3
Income tax expense	2.5	3.6	2.2	1.4
Income from continuing operations	7.7	9.5	6.9	5.9
Income (loss) from discontinued operations, net of income taxes	-	(0.3)	-	(0.9)
Non-controlling interest	-	-	0.2	-
Net income attributable to The Shyft Group, Inc.	7.7	9.2	6.8	5.0

Quarter Ended September 30, 2021 Compared to the Quarter Ended September 30, 2020

Sales

For the quarter ended September 30, 2021, we reported consolidated sales of $272.6 million, compared to $203.5 million for the third quarter of 2020, an increase of $69.1 million or 34.0%. The increase reflects favorable sales volume driven by strong demand, acquired business and favorable pricing versus lower sales in the COVID-19 impacted prior period.

Cost of Products Sold

Cost of products sold was $216.6 million in the third quarter of 2021, compared to $152.7 million in the third quarter of 2020, an increase of $63.9 million or 41.8%. Cost of products sold increased $57.6 million due to higher sales volumes including acquired business and $10.6 million due to higher material, labor and other costs, partially offset by productivity and other cost reductions of $4.3 million.

Gross Profit

Gross profit was $56.1 million for the third quarter of 2021, compared to $50.8 million for the third quarter of 2020, an increase of $5.3 million, or 10.5%. Gross profit increased $17.7 million due to higher sales volume including acquired business and productivity and other cost reductions of $4.3 million, partially offset by higher material, labor and other costs of $10.6 million and unfavorable product mix that more than offset pricing increases for a negative impact of $6.1 million.

Operating Expenses

Operating expenses were $28.0 million for the third quarter of 2021, compared to $24.3 million for the third quarter of 2020, an increase of $3.7 million or 14.8%. Research and development expense in the third quarter of 2021 was $2.6 million, compared to $0.8 million in the third quarter of 2020, an increase of $1.8 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $25.4 million in the third quarter of 2021, compared to $23.5 million for the third quarter of 2020, an increase of $1.9 million, primarily driven by an increase in compensation expense related to growth and acquisition of $1.3 million versus cost reduction actions taken in the third quarter of 2020 and higher professional services of $0.5 million.

Other Income (Expense)

Interest expense was $0.3 million for the third quarter of 2021, compared to an insignificant amount for the third quarter of 2020, driven by higher finance lease costs. Other income was $0.1 million in the third quarter of 2021, compared to $0.2 million for the third quarter of 2020.

Income Tax Expense

Our effective income tax rate was 24.8% in the third quarter of 2021, compared to 27.2% in the third quarter of 2020. The effective tax rates for 2021 and 2020 reflect the impact of current statutory income tax rates on our Income before taxes. The 2021 effective tax rate compared favorably to the comparable period in 2020 primarily due to a favorable change in the effect on the rate from estimated R&D credits and certain non-deductible executive compensation.

Income from Continuing Operations

Income from continuing operations for the quarter ended September 30, 2021 increased by $1.6 million to $21.0 million compared to $19.4 million for the quarter ended September 30, 2020. On a diluted per share basis, income from continuing operations increased $0.04 to $0.58 in the third quarter of 2021 compared to $0.54 per share in the third quarter of 2020. Driving this increase were the factors noted above.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of income taxes for the quarter ended September 30, 2021 increased by $0.9 million compared to Loss from discontinued operations of $0.9 million for the quarter ended September 30, 2020 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA in the third quarter of 2021 was $33.7 million, compared to $32.6 million for the third quarter of 2020, an increase of $1.1 million or 3.5%.

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2021 compared to the same period of 2020 (in millions):

Adjusted EBITDA three months ended September 30, 2020	$32.6
Sales volume including acquired business	17.7
Product pricing and mix	(6.1)
Productivity net of material, labor and other costs	(6.3)
General and administrative costs and other	(4.2)
Adjusted EBITDA three months ended September 30, 2021	$33.7

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	September 30, 2021	September 30, 2020
Fleet Vehicles and Services	$758,518	$228,870
Specialty Vehicles	94,042	51,756
Total consolidated	$852,560	$280,626

The consolidated backlog at September 30, 2021, totaled $852.6 million, up 203.8%, compared to $280.6 million at September 30, 2020, which reflects strong demand for vehicles across the Company’s product portfolio.

Our Fleet Vehicles and Services backlog increased by $529.6 million, or 231.4%, which reflects strong demand for vehicles across the Company’s product portfolio. Our Specialty Vehicles segment backlog increased by $42.3 million, or 81.7%, due to increased motor home chassis and service truck body orders.

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

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Sales

For the nine months ended September 30, 2021, we reported consolidated sales of $714.5 million, compared to $504.4 million for the first nine months of 2020, an increase of $210.1 million or 41.7%. The increase reflects favorable sales volume driven by strong demand and acquired business versus lower sales in the COVID-19 impacted prior period.

Cost of Products Sold

Cost of products sold was $566.5 million in the first nine months of 2021, compared to $393.3 million in the first nine months of 2020, an increase of $173.2 million or 44.0%. Cost of products sold increased $174.5 million due to higher sales volumes including acquired business, $2.3 million of pre-production costs and $10.7 million of higher material and labor costs. These increases were partially offset by productivity and cost reductions of $14.3 million.

Gross Profit

Gross profit was $148.0 million for the first nine months of 2021, compared to $111.1 million for the first nine months of 2020, an increase of $36.9 million, or 33.2%. Gross profit increased $46.2 million due to higher sales volume including acquired business and $14.3 million of productivity and other cost reductions. These increases were partially offset by higher material, labor and other costs of $10.6 million, pre-production costs of $2.3 million, and unfavorable product mix and pricing of $10.7 million.

Operating Expenses

Operating expenses were $82.9 million for the first nine months of 2021, compared to $73.0 million for the first nine months of 2020, an increase of $9.9 million or 13.6%. Research and development expense in the first nine months of 2021 was $4.3 million, compared to $3.5 million in the first nine months of 2020, an increase of $0.8 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $78.6 million in the first nine months of 2021, compared to $69.5 million for the first nine months of 2020, an increase of $9.1 million, primarily driven by an increase in compensation expense related to growth and acquisition of $9.4 million versus cost reduction actions taken in the first nine months of 2020 and higher professional services of $4.2 million. These increases were partially offset by the accelerated depreciation of the ERP system and write-off of related construction in process of $4.5 million in the second quarter of 2020 that did not recur in 2021.

Other Income (Expense)

Interest expense was $0.3 million for the first nine months of 2021, compared to $1.2 million for the first nine months of 2020, driven by lower borrowings and interest support more than offsetting periodic expense. Other income was $0.7 million in the first nine months of 2021 compared to $0.2 million for the first nine months of 2020.

Income Tax Expense

Our effective income tax rate was 24.4% in the first nine months of 2021, compared to 19.1% in the first nine months of 2020. The effective tax rate for 2021 reflects the impact of current statutory income tax rates on our Income before taxes partially offset by a discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

The effective tax rate for the nine months ended September 30, 2021 compares unfavorably to the comparable period in 2020 due to a favorable adjustment recorded in 2020 because of provisions of the CARES Act allowing the carryback of tax net operating losses (“NOL”) incurred in the years 2018 through 2020 for five years. The sale of our ERV business in 2020 placed the Company into a tax NOL position because of the reversal of certain deferred tax assets recorded in 2019. As a result, this NOL has been carried back to offset taxable income in years when the federal corporate income tax rate was 35%, as opposed to the 21% rate in effect at the time the deferred tax assets were recorded. The resultant favorable tax rate differential allowed us to record a $2.6 million current year tax benefit as a discrete item.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2021, increased by $19.5 million, or 65.0%, to $49.5 million compared to $30.0 million for the nine months ended September 30, 2020. On a diluted per share basis, income from continuing operations increased $0.51 to $1.34 in the first nine months of 2021 compared to $0.83 per share in the first nine months of 2020. Driving this increase were the factors noted above.

Income (Loss) from Discontinued Operations

Income from discontinued operations, net of income taxes for the nine months ended September 30, 2021 increased by $5.0 million to $0.1 million compared to Loss from discontinued operations of $4.9 million for the nine months ended September 30, 2020 due to the completion of the sale of the ERV business in February 2020.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the nine months ended September 30, 2021 was $81.5 million, compared to $60.3 million for the nine months ended September 30, 2020, an increase of $21.2 million or 35.1%.

The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2021 compared to the same period of 2020 (in millions):

Adjusted EBITDA nine months ended September 30, 2020	$60.3
Sales volume including acquired business	46.2
Product pricing and mix	(10.7)
Productivity net of material, labor and other costs	3.7
Pre-production costs	(2.3)
General and administrative costs and other	(15.7)
Adjusted EBITDA nine months ended September 30, 2021	$81.5

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Income from continuing operations	$20,999	$19,375	$49,482	$29,983
Net (income) attributable to non-controlling interest	(77)	(41)	(1,102)	(178)
Add (subtract):
Interest expense	253	11	310	1,202
Depreciation and amortization expense	2,982	2,978	8,312	10,838
Income tax expense	6,910	7,253	15,952	7,084
Restructuring and other related charges	-	303	505	1,857
Acquisition related expenses and adjustments	594	650	808	922
Non-cash stock based compensation expense	2,079	2,064	6,571	6,181
Loss from liquidation of JV	-	-	643	-
Loss from write-off of construction in process	-	-	-	2,430
Adjusted EBITDA	$33,740	$32,593	$81,481	$60,319

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$198,540	100.0%	$145,190	100.0%
Adjusted EBITDA	36,813	18.5%	33,237	22.9%

Sales in our FVS segment were $198.5 million for the third quarter of 2021, compared to $145.2 million for the third quarter of 2020, an increase of $53.3 million or 36.7%. This increase was due to a sales volume increase and favorable pricing.

Adjusted EBITDA in our FVS segment for the third quarter of 2021 was $36.8 million compared to $33.2 million in the third quarter of 2020, an increase of $3.6 million or 10.8%. This increase was due to $15.2 million in higher sales volumes and productivity and other cost reductions of $4.3 million, partially offset by higher material and labor costs of $7.5 million, unfavorable pricing and mix of $6.6 million and $1.8 million of higher operating expense.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$498,486	100.0%	$378,116	100.0%
Adjusted EBITDA	83,310	16.7%	68,625	18.1%

Sales in our FVS segment were $498.5 million for the nine months ended September 30, 2021, compared to $378.1 million for the nine months ended September 30, 2020, an increase of $120.4 million or 31.8%. This increase was due to a sales volume increase, partially offset by pricing.

Adjusted EBITDA in our FVS segment for the nine months ended September 30, 2021, was $83.3 million compared to $68.6 million for the nine months ended September 30, 2020, an increase of $14.7 million or 21.4%. This increase was due to $29.5 million in higher sales volumes, and other productivity and cost reductions of $9.4 million, partially offset by higher material and labor costs of $7.5 million, unfavorable pricing and mix of $10.7 million, $2.3 million of pre-production costs, and $3.7 million of increased operating expense.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$74,082	100.0%	$58,283	100.0%
Adjusted EBITDA	5,827	7.9%	7,183	12.3%

Sales in our SV segment were $74.1 million in the third quarter of 2021, compared to $58.3 million in the third quarter of 2020, an increase of $15.8 million or 27.1%. This increase was due to a sales volume increase including acquired business and favorable pricing.

Adjusted EBITDA for our SV segment for the third quarter of 2021 was $5.8 million, compared to $7.2 million in the third quarter of 2020, a decrease of $1.4 million or 18.9%. This decrease was due to $3.1 million in higher material and labor costs and $1.3 million of higher operating expenses due to acquisition. These higher costs were partially offset by $2.5 million in higher sales volumes including acquired business and favorable pricing and mix of $0.5 million.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2021		2020
	Amount	Percentage	Amount	Percentage

Sales	$216,006	100.0%	$126,275	100.0%
Adjusted EBITDA	21,480	9.9%	12,123	9.6%

Sales in our SV segment were $216.0 million for the nine months ended September 30, 2021, compared to $126.3 million for the nine months ended September 30, 2020, an increase of $89.7 million or 71.1%. This increase was due to a sales volume increase including acquired business and favorable pricing.

Adjusted EBITDA for our SV segment for the nine months ended September 30, 2021, was $21.5 million, compared to $12.1 million for the nine months ended September 30, 2020, an increase of $9.4 million or 77.2%. This increase was due to $13.3 million in higher sales volumes including acquired business and favorable pricing and mix of $0.3 million. These increases were partially offset by higher material and labor costs of $3.1 million and $1.1 million of higher operating expenses due to acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $6.5 million to $14.5 million at September 30, 2021, compared to $21.0 million at December 31, 2020. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $42.3 million of cash from operating activities during the nine months ended September 30, 2021, an increase in cash provided of $21.3 million from $21.0 million of cash provided by operating activities during the nine months ended September 30, 2020. Cash flow from operating activities increased due to a $1.2 million decrease in net income adjusted for non-cash charges to operations and a $22.5 million increase in the change in net working capital. The change in net working capital is primarily attributable to a $50.5 million increase in the change in payables and a $19.4 million increase in the change in other liabilities partially offset by a $48.0 million decrease in the change in inventories.

These changes were primarily driven by increased sales of $210.1 million, or 41.7% in the nine months ended September 30, 2021, compared to the same period in 2020, driven by strong demand in the current period and the comparatively lower sales resulting from the impact of the COVID-19 pandemic in the comparative period. Corresponding increases in the change in receivables, inventories, and payables resulted from the need to fulfill increased sales in the current period and production in the third quarter of 2021 related to the ramp up of production of new Velocity vehicles. As of September 30, 2021, contract assets increased $33.1 million to $42.5 million compared to $9.4 million as of December 31, 2020, primarily due to increased production and industry wide supply chain constraints.

Cash Flow from Investing Activities

We used $17.3 million of cash for investing activities during the nine months ended September 30, 2021, a decrease of cash used of $64.1 million from $46.8 million of cash provided by investing activities during the nine months ended September 30, 2020. Cash flow from investing activities decreased primarily due to a $9.9 million increase in purchases of property, plant and equipment and $55.0 million of proceeds from the sale of the ERV business not repeated in the current period.

Cash Flow from Financing Activities

We used $31.5 million of cash for financing activities during the nine months ended September 30, 2021, a decrease of cash used of $12.3 million from $43.8 million of cash used by financing activities during the nine months ended September 30, 2020. Cash flow used in financing activities decreased primarily due to a net $17.6 million decrease in payments on long-term debt, partially offset by a $3.3 million increase in the purchase and retirement of common stock and $1.9 million increase in exercise and vesting of stock awards.

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

As a result, at September 30, 2021, under the Credit Agreement, as amended, we may borrow up to $175.0 million from the Lenders under a secured revolving credit facility which matures August 8, 2023. We may also request an increase in the facility of up to $50.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million subject to certain limitations and restrictions as of September 30, 2021. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including margin was 1.34% (or one-month LIBOR plus 1.25%) at September 30, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2021, and December 31, 2020, we had outstanding letters of credit totaling $0.8 million and $0.5 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $169.2 million and $125.8 million at September 30, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At September 30, 2021 there were 0.4 million shares remaining under this repurchase authorization. If we were to repurchase the remaining 0.4 million shares of stock under the repurchase program, it would cost us approximately $16.9 million based on the closing price of our stock on October 29, 2021. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

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

Date dividend declared	Record date	Payment date	Dividend per share ($)
Aug. 6, 2020	Aug. 18, 2021	Sep. 15, 2021	$0.025
May 7, 2021	May 18, 2021	June 18, 2021	$0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	$0.025
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	$0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	$0.025
May 8, 2020	May 18, 2020	Jun. 18, 2020	$0.050

EFFECT OF INFLATION

Inflation affects us in two principal ways. First, our revolving credit agreement is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. Since order lead times can be as much as twelve months, we have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 3 of this Form 10-Q for further information regarding commodity cost fluctuations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2021, we had no debt outstanding under our variable rate short-term and long-term debt agreements. An increase of 100 basis points in interest rates would not result in additional interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and nine months ended September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to a material weakness in our internal control over financial reporting that was disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020.

Notwithstanding the identified material weakness, management has concluded that the condensed consolidated financial statements included in this Form 10-Q fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with U.S. generally accepted accounting principles.

Remediation

We are executing against the remediation plan previously disclosed in the Annual Report on Form 10-K for the year ended December 31, 2020. The material weakness will not be considered remediated until the applicable control operates for a sufficient period of time and management has concluded, through testing, that the control objective is achieved. We are currently tracking to our action plan for remediation of this material weakness prior to the end of fiscal year 2021.

Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change and other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during the first nine months of fiscal 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See “Note 9 – Commitments and Contingent Obligations,” included in Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” within this quarterly report on Form 10-Q.

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. During the quarter ended September 30, 2021, no shares were repurchased under this authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
July 1 to July 31	257	$38.26	-	408,994
August 1 to August 31	-	-	-	408,994
September 1 to September 30	1,765	42.87	-	408,994
Total	2,022		-	408,994

(1)This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

During the quarter ended September 30, 2021, 2,022 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

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

Date: November 4, 2021	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer