Form 10-K
period 2021-12-31
SHYFT GROUP, INC.
filed 2022-02-24
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2021
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter: $1,293,553,553

The number of shares outstanding of the registrant’s Common Stock as of February 14, 2022: 35,002,115 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 18, 2022 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2021 are incorporated by reference in Part III.

FORWARD-LOOKING STATEMENTS

This Form 10-K contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve important known and unknown risks, uncertainties and other factors and generally can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” or similar expressions or words. The Shyft Group, Inc.'s (the “Company”, “we”, “us”, or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. Solely for convenience, some of the copyrights, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this Annual Report on Form 10-K are, to our knowledge, the property of their respective owners.

PART I

Item 1.	Business.

General

As used herein, the term “Company”, “we”, “us” or “our” refers to The Shyft Group, Inc. and its subsidiaries unless designated or identified otherwise.

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi, Charlotte, and Plymouth, Michigan; Bristol, Indiana; Waterville, Maine; Landisville, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure provides agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market is an excellent example of our ability to generate growth and profitability by quickly fulfilling customer needs.

Performance Overview

Unless noted otherwise, the data in this Form 10-K reflects our continuing operations and, therefore, excludes the performance of our prior ERV business. Over the past five years our sales have increased by $587.6 million, a compound annual growth rate (CAGR) of 25.2%, while income from continuing operations has grown by $52.5 million, a CAGR of 41.4%, and Adjusted EBITDA has grown by $76.4 million, a CAGR of 35.9%. Please see the reconciliation of income from continuing operations to Adjusted EBITDA near the end of Item 1 of this Form 10-K.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV"). As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast. For certain financial information related to each segment, see "Note 17 – Business Segments" of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. Sales by segment are as follows:

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries through our Bristol, Indiana; Landisville, Pennsylvania; North Charleston, South Carolina; and Charlotte, Michigan locations. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, which are marketed and sold as Utilimaster Upfit Services, through our manufacturing operations in Kansas City, Missouri; North Charleston, South Carolina; and Saltillo, Mexico. Our Fleet Vehicles and Services segment employed approximately 2,100 employees and 400 contractors as of December 31, 2021.

We offer fleet vehicles in Gross Vehicle Weight Rating ("GVWR") Class 1 through Class 7, the largest range of product offerings amongst our competitors.

Cargo Van Upfit	"Velocity"	Traditional Walk-in-Van	Truck Body

Class 1 & 2	Class 2 & 3	Class 4 & 5	Class 6 & 7

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

Recent innovations launched by the product development team include a new walk-in-van format, named the Velocity. Available in GVWR Class 2 and Class 3 designs, the Velocity lineup spans multiple OEM chassis formats to accommodate buyer preference and to increase manufacturing and distribution scale, as Utilimaster build operations are aligned with OEM chassis manufacturing.

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

Velocity®

A nimble, fuel efficient, and ergonomically designed walk-in van lineup built on commercial cargo van chassis across OEMs is designed to combine the cargo capacity of a traditional walk-in-van with the drivability of a smaller format vehicle. The Velocity lineup makes large product/package deliveries easy, with lower entry/egress height and 3-point grab rails at side and rear doors, and comfortable safe seats. Economical to operate, the Velocity features a total cost of ownership about half that of a traditional walk-in van.

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

Manufacturing

We have implemented the Shyft Production System, lean manufacturing and continuous improvement in all of our fleet vehicle facilities in order to maximize efficiency and reduce costs. We manufacture walk-in vans at our Bristol, Indiana facility and truck bodies at our Landisville, Pennsylvania; and Kansas City, Missouri facilities. We have facilities at North Charleston, South Carolina; Kansas City, Missouri; and Saltillo, Mexico aligned with our commercial and OEM customers for the installation of upfit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high-skilled tradespeople and assemblers. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Specialty Vehicles Segment

Our Specialty Vehicles segment includes our Spartan RV chassis and Builtmore Contract Manufacturing out of our Charlotte, Michigan facility where we engineer and manufacture luxury Class A diesel motorhome chassis, provide contract assembly of specialty vehicles and other commercial vehicles, and distribute related aftermarket parts and accessories under the Spartan RV Chassis and Builtmore Contract Manufacturing brand names. Our service truck bodies operations include locations in Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Waterville, Maine. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand, through our manufacturing operations in Pompano and West Palm Beach, Florida. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our proactive engineering, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealers, distributors or directly to consumers for truck bodies and aftermarket parts and accessories. The Specialty Vehicles segment employed approximately 1,100 employees and less than 100 contractors as of December 31, 2021.

Innovation

Through trade shows and motorhome rallies, we talk with a wide variety of motorhome owners to identify needs and bring our customers the latest technology and highest quality in our motorhome and specialty chassis. Recent innovations to our motorhome chassis include: custom tuned suspensions, independent front suspension, and passive steer tag axle that greatly improve ride, handling and maneuverability; adaptive cruise control, collision mitigation, electronic stability control and lane departure warning to improve safety; and automatic air leveling that adds convenience and functionality to top line motorhomes. We also support trade shows, OEM and dealer events to promote our truck body products and upfit services. We continue to expand our product portfolio and execute innovations in that segment.

Products

Motorhome Chassis

We custom manufacture diesel chassis for luxury Class A motorhomes to the individual specifications of our motorhome OEM customers under the Spartan RV Chassis brand name. These specifications vary based on specific interior and exterior design specifications, gross vehicle weight, horsepower, and electrical needs of the motor home bodies to be attached to our chassis. Our motorhome chassis feature diesel engines of 360 to 605 horsepower and are used in motor homes ranging from 37 to 45 feet. Our motorhome chassis are separated into four models: the K1, K2, K3, and K4 series chassis.

Contract Manufacturing

We provide final assembly services for Isuzu N-gas and F-series chassis for the North American market under the Builtmore Contract Manufacturing brand name. These class 3 and class 5 chassis are utilized in a variety of final configurations for light duty freight hauling and industrial uses. We have a cost effective, flexible and a highly skilled team of assembly workers and management, which, along with a dedication to lean manufacturing and continuous improvement, allow us to deliver superior quality and value in contract manufacturing.

Service Truck Bodies

We manufacture and assemble truck bodies for a variety of trades and vocations. Those body configurations include service bodies, stake bodies, contractor bodies, dump/landscape bodies and vocational dry freight bodies under the Royal Truck Body and DuraMag brand names.

Specialty Upfit

We design and install custom lighting and upfit solutions to meet the unique needs of the fleet industries including a range of specialty industries such as law enforcement, Department of Transportation, security companies, and providers of funeral, towing, and utility services. We provide durable, reliable, and high-quality product installations for any vehicle requiring specialty exterior and interior accessory upfits.

Parts and Accessories

We provide truck accessories under our Magnum brand and provide a full line of parts and accessories as well as maintenance and repair services for our motorhome and specialty chassis.

Marketing

We sell our Class A diesel motorhome chassis to OEMs for use in the manufacturing of premium motor homes. We actively participate in a variety of trade shows and motor home rallies that promote our products and aftermarket parts and services in addition to providing an opportunity to communicate with our end customers to showcase our latest innovations and identify needs and opportunities for continuous improvement of our chassis. We sell our service truck bodies through a commercial dealer network and through OEM pools, and we actively participate in a variety of regional and national trade shows that promote our products. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand.

Manufacturing

Our motorhome chassis, service truck body, and specialty manufacturing operations employ the Shyft Production System, lean manufacturing, and continuous improvement to bring efficiency and cost reduction throughout our Specialty Vehicles segment. We engineer, manufacture, and assemble Spartan RV chassis, as well as other specialty vehicles on non-automated assembly lines. We assemble both the Isuzu N- and F-series chassis on high-volume assembly lines that utilize a variety of state-of-the-art automation and testing equipment. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Competition

The principal methods we use to build competitive advantages include short engineering reaction time, custom design capability, high product quality, superior customer service and quick delivery. We employ a solutions-based approach to offer specialized products tailored to customer needs across the spectrum of our products. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Our competition in the fleet vehicle market ranges from one large manufacturer in the walk-in van market to a number of smaller manufacturers in the truck body and equipment upfit markets. Our competitors in the specialty vehicle market are principally large multi-product line manufacturers of specialty and heavy-duty vehicles. In addition to established mature competitors, we also face competition from new market entrants including technology companies.

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

In the assembly of certain of our vehicles, we use chassis supplied by third parties, and we generally do not purchase these chassis for inventory. For this market, we typically accept shipment of truck chassis owned by dealers or end users, for the purpose of installing and/or manufacturing our specialized commercial vehicles on such chassis, but from time to time we do purchase chassis for use in fulfilling certain customer orders.

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering team is looking past “current practices” and “best practices” to deliver “next practices” for our customers and shareholders. Our engineering group's goal throughout the company: to deliver world class products and manufacturing processes regardless of product line or location. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $8.5 million, $4.4 million, and $4.9 million on research and development in 2021, 2020, and 2019, respectively.

During 2021, Shyft Innovations, our dedicated mobility research and development team, unveiled plans to bring to market an all-electric purpose-built Class 3 chassis platform designed to serve a wide array of medium-duty truck markets, from last mile parcel delivery fleets to work trucks, passenger busses, recreational vehicles, and more. The EV-powered chassis will feature customizable length and wheelbase, making it well suited for a variety of vehicle types. The chassis’ modular design can accommodate multiple GVWR classifications, based on build out and usage. With this high degree of configurability, the all-electric chassis is adaptable to last mile delivery, work truck, mass transit, recreational vehicle, and other emerging EV markets.

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

Patents, Trademarks and Licenses

We have 17 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment and we have 18 pending patent applications in the United States. The existing patents will expire on various dates from 2025 through 2040 and utility patents are subject to payment of required maintenance fees. We also own or license 84 federal and international trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various pending trademark applications.

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

Human Capital Management

We believe people are the most critical component in our continued success, and we strive to attract high-performing talent. As of December 31, 2021, we employed approximately 3,800 employees and contractors. Approximately 13% of our total workforce consists of contractors, including all personnel at our Saltillo, Mexico operation. Compared to 2020, we decreased the percentage of contractors in our workforce by approximately 50%. This decrease reflected a strategic change in our talent acquisition strategy of direct hiring instead of contract relationships. Of our total workforce, 92% reside in the United States, with the remaining 8% in Mexico. Our production processes leverage a combination of skilled tradespeople and high-touch assemblers working in body, electrical, mechanical, paint, and assembly operations. As a team, our employees and contractors put the Company’s core values into action, while executing on key growth initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results.

In our locations, we compete with many local companies for talent. We have implemented talent strategies and market competitive wages and benefits to support talent acquisition and retention. In addition to these actions, we have implemented employee surveys and focus groups that encourage our employees to share their opinions and feedback on the culture of our company. The results of the survey are analyzed and measured to learn how we can enhance and accelerate improvements in the attraction and retention in a difficult talent environment.

We adhere to a philosophy that includes, among other things, commitments to create ongoing job opportunities, pay fair wages, and protect worker health and safety. Fundamental to these commitments are our Company’s core values of honesty and integrity, accountability, trust, and performance excellence. Management considers relations with the Company’s workforce to be positive.

Compensation and Benefits

We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with incentive awards, recognition programs, educational opportunities, paid time off, and equity awards for employees at certain roles.

Diversity and Inclusion

We value and advance the diversity and inclusion of the people with whom we work. We are committed to equal opportunity and are intolerant of discrimination and harassment. We work to maintain workplaces that are free from discrimination or harassment on the basis of race, sex, color, national or social origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, political opinion or any other status protected by applicable law.

The basis for recruitment, hiring, placement, development, training, compensation and advancement at the Company includes qualifications, performance, skills and experience.

We do not tolerate disrespectful or inappropriate behavior, unfair treatment or retaliation of any kind. Harassment is not tolerated in the workplace and in any work-related circumstance outside the workplace.

COVID-19 Health Measures

In response to the COVID-19 pandemic, we implemented measures to help ensure the health, safety and security of our employees, while constantly monitoring the rapidly evolving situation and adapting our efforts and responses. We are diligently following guidance from authorities and health officials. This includes allowing remote work in certain circumstances, imposing travel restrictions and implementing safety measures for on-site employees including, but not limited to, the use of personal protective equipment as appropriate and in accordance with local laws and regulations.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2021 accounted for 60.6% of our sales. Sales to customers that individually exceeded 10% of our consolidated sales for 2021, 2020 and 2019 are detailed in the chart below.

Year	Customer	Sales ($ millions)	Percentage of consolidated sales	Segment
2021	Amazon	$248.6	25.1%	FVS

2020	Amazon	$198.3	29.3%	FVS

2019	Amazon	$173.0	22.9%	FVS
2019	USPS	$113.8	15.0%	FVS

We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $11.7 million, $9.5 million, and $21.4 million for the years ended December 31, 2021, 2020 and 2019, respectively, or 1.2%, 1.4%, and 2.8%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2021	December 31, 2020		Increase
FVS	$859,442	$	$ 421,544	$437,898
SV	104,117		57,107	47,010
Total consolidated	$963,559		$478,651	$484,908

Our FVS backlog increased by $437.9 million, or 103.9%, driven by new orders for walk-in vans. Our SV segment backlog increased by $47.0 million, or 82.3%, due to an increase in Class A diesel motorhome market demand and service body orders.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, this has not been a major factor in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as chassis availability, changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period-to-period is not necessarily indicative of eventual actual shipments.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	2021	2020	2019	2018	2017
Income from continuing operations	$69,974	$38,289	$36,790	$18,116	$17,471
Net (income) loss attributable to non-controlling interest	(1,230)	(347)	(140)	-	1
Interest expense	414	1,293	1,839	1,080	864
Income tax expense	14,506	9,867	10,355	3,334	2,382
Depreciation and amortization	11,356	13,903	6,073	6,214	6,032
Restructuring and other related charges	505	1,873	316	662	798
Acquisition related expenses and adjustments	1,585	1,332	3,531	1,952	588
Non-cash stock-based compensation expense	8,745	7,706	5,281	4,027	3,536
Loss from write-off of construction in process	-	2,430	-	-	-
Loss from liquidation of JV	643	-	-	-	-
Non-recurring professional fees	1,568	-	-	-	-
Adjusted EBITDA	$108,066	$76,346	$64,045	$35,385	$31,672

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

Information About our Executive Officers

The executive officers of the Company, their business experience and their ages as of February 1, 2022, are as follows:

Name	Position	Business Experience	Age	Executive Officer Since
Daryl M. Adams	President and Chief Executive Officer	President and Chief Executive Officer since February 2015. Director since December 2014. Chief Operating Officer from July 2014 to February 2015. Chief Executive Officer, Midway Products from 2007 to 2014.	60	2015

Name	Position	Business Experience	Age	Executive Officer Since
Jonathan C. Douyard	Chief Financial Officer	Chief Financial Officer since March 2020. Vice President and Chief Financial Officer, Fluke Corporation from June 2016 to February 2020. Vice President, Finance and Chief Financial Officer, Commercial Systems & Services business unit, Sikorsky Aircraft (United Technologies) from September 2015 to May 2016. Director, Finance, Commercial Systems & Services business unit, Sikorsky Aircraft (United Technologies) from 2012 to 2015. Various financial leadership roles, General Electric subsidiaries from 2001 to 2012.	42	2020
Todd A. Heavin	Chief Operating Officer	Chief Operating Officer since June 2019. Management Consultant from August 2017 to May 2019. Division President, American Axle from April 2017 to August 2017. Division General Manager, Metaldyne Performance Group from 2014 to April 2017.	60	2019
Chad M. Heminover	President Fleet Vehicles and Services	President, Shyft Fleet Vehicles and Services since May 2018. Vice President of Operations and Business Development, Shyft Fleet Vehicles and Services from December 2017 through April 2018. Business Unit President, Taylor Corporation from 2014 through December 2017.	45	2018
Stephen K. Guillaume	President Specialty Vehicles	President, Shyft Specialty Vehicles since May 2015. Vice President of New Business Development and Joint Ventures from January 2015 to May 2015.Vice President and General Manager, Navistar Commercial Trucks from 2010 through 2014.	54	2015
Joshua A. Sherbin	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary since May 2021. Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, TriMas Corporation from March 2016 to May 2021. Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, TriMas Corporation from 2008 to March 2016.	59	2021

Item 1A.	Risk Factors.

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

In addition, we have had to incur additional costs and expenses to maintain our facilities and operations in compliance with governmental directives and in a manner designed to protect the health and safety of our workforce. These challenges are made more difficult by the fact that we have facilities in multiple states, and each state has implemented different restrictions and directives in response to the pandemic. This also increases our compliance-related risk as we work to understand and comply with the different rules and regulations within each state.

We have also experienced increased employee absences related to the pandemic, due to illness and/or the need to care for family members. This challenge may continue throughout 2022.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us or decreased margins. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. In 2021, we had a single customer that accounted for 25.1 percent of consolidated sales. Sales to our top 10 customers accounted for 60.6 percent of our sales.

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

We are in the process of implementing new information systems infrastructure and applications that impact multiple locations. These projects require significant investment of capital and human resources, the re-engineering of many processes of our business, and the attention of many employees and managers who would otherwise be focused on other aspects of our business. Should the systems not be implemented successfully, we may incur impairment charges that could materially impact our financial results. If the systems do not perform in a satisfactory manner once implementation is complete, our business and operations could be disrupted and our results of operations negatively affected, including our ability to report accurate and timely financial results.

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

Changes in our relationships with these suppliers, shortages, production delays, their ability to secure components required for chassis production or work stoppages by the employees of such suppliers could have a material adverse effect on our ability to timely manufacture our products and secure sales. If we cannot obtain an adequate supply of components or commercial chassis, this could result in a decrease in our sales and earnings.

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

In 2021, 2020, and 2019, we derived 1.2%, 1.4%, and 2.8% of our revenue from sales to, or related to, end customers outside the United States. We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in "Note 13 – Debt" below. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR. When LIBOR ceases to exist, our interest expense may increase. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

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

Our operations are subject to a variety of federal and state environmental regulations relating to noise pollution and the use, generation, storage, treatment, emission and disposal of hazardous materials and wastes. Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of production or operations, alterations to the manufacturing process, costly cleanup or capital expenditures. Climate change regulations at the federal, state or local level could require us to change our manufacturing processes or product portfolio or undertake other activities that may require us to incur additional expense, which may be material.

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

We operate facilities in a total of 17 locations, 16 throughout the U.S. and one location in Mexico. The number of physical locations we operate has grown significantly in recent years as part of our strategy to develop coast-to-coast manufacturing and distribution capabilities.

Our Fleet Vehicles and Services segment operates facilities in Bristol, Indiana; Charlotte, Michigan; Landisville, Pennsylvania; North Charleston, South Carolina; Kansas City, Missouri; and Saltillo, Mexico. All of these facilities are leased except for facilities in Charlotte, which are owned by the Company.

Our Specialty Vehicles segment operates facilities in Charlotte, Michigan; Carson, McClellan Park, and Montebello, California; Dallas and Weatherford, Texas; Mesa, Arizona; Waterville, Maine; and Pompano Beach and West Palm Beach, Florida. All of these facilities are leased except for the Charlotte and Pompano Beach facilities, which are owned by the Company.

In addition, our corporate headquarters are located in an office building and showroom in Novi, Michigan, that we lease. We also have certain corporate functions that operate out of our campus in Charlotte and Plymouth, Michigan.

We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings.

At December 31, 2021, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SHYF.”

We paid dividends on our outstanding common shares in 2021 and 2020 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 5, 2021	Nov. 16, 2021	Dec. 16, 2021	0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	0.025
May 7, 2021	May 18, 2021	June 18, 2021	0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	0.025
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	0.025
May. 8, 2020	May 18, 2020	Jun. 18, 2020	0.050

On February 3, 2022, our Board of Directors authorized an increase in the Company’s quarterly dividend from $0.025 to $0.05 per share payable on or before March 17, 2022, to shareholders of record at the close of business on February 17, 2022.

No assurance, however, can be given that any future distributions will be made or, if made, as to the amounts or timing of any future distributions as such distributions are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant. The number of shareholders of record of our common stock on February 14, 2022 was 273. See Item 12 below for information concerning our equity compensation plans.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index for the period beginning on December 31, 2016 and ending on the last day of 2021. The graph assumes an investment of $100 in our stock, the NASDAQ Composite Index, and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index on December 31, 2016, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2016 to December 31, 2021, is not necessarily indicative of future results.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
The Shyft Group, Inc.	$100.00	$171.79	$79.60	$200.73	$316.81	$549.80
NASDAQ Composite Index	$100.00	$129.64	$125.96	$172.18	$249.51	$304.85
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index	$100.00	$147.21	$123.26	$155.54	$200.33	$235.69

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

Issuer Purchases of Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions. At December 31, 2021 there were 0.4 million shares remaining under this repurchase authorization. In January 2022, we repurchased the remaining 0.4 million shares for $18.9 million.

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

During the quarter ended December 31, 2021, no shares were repurchased under this authorization. A summary of our purchases of our common stock during the fourth quarter of 2021 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
October 2021	-	$-	-	408,994
November 2021	544	43.00	-	408,994
December 2021	-	-	-	408,994
Total	544			408,994

(1) During the quarter ended December 31, 2021, 544 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

(2) This column reflects the number of shares that may yet be purchased pursuant to the April 28, 2016 Board of Directors authorization described above.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Shyft Group, Inc. was organized as a Michigan corporation and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture as well as truck accessories.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components, and services. Additionally, our business structure is agile and able to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market is an excellent example of our ability to generate growth and profitability by quickly fulfilling customer needs.

We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, as well as internally or externally generated equity capital, as sources of expansion capital.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. As a result, certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. Since June 30, 2020 and throughout 2021, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing, including the resurgence of COVID-19 and its variants in regions recovering from the impacts of the pandemic, the effectiveness of COVID-19 vaccines, and the speed at which populations are vaccinated around the globe, the impact of COVID-19 on economic activity, and regulatory actions taken to contain its impact on public health and the global economy. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

Executive Overview

●	Sales of $991.8 million in 2021, compared to $676.0 million in 2020
●	Gross margin of 20.1% in 2021, compared to 21.6% in 2020
●	Operating expense of $115.2 million, or 11.6% of sales in 2021, compared to $97.4 million, or 14.4% of sales in 2020
●	Operating income of $84.1 million in 2021, compared to $48.9 million in 2020
●	Income tax expense of $14.5 million in 2021, compared to $9.9 million in 2020
●	Income from continuing operations of $70.0 million in 2021, compared to $38.3 million in 2020
●	Diluted earnings per share from continuing operations of $1.91 in 2021, compared to $1.05 in 2020
●	Operating cash flow of $74.0 million in 2021, compared to $64.3 million in 2020
●	Order backlog of $963.6 million in 2021, compared to $478.7 million at December 31, 2020

The following table shows our sales by market for the years ended December 31, 2021, 2020 and 2019 as a percentage of total sales:

	2021	2020	2019
Fleet vehicles sales	63.0%	63.3%	64.2%
Motor home chassis sales	17.0%	16.0%	16.8%
Other specialty vehicles sales	14.6%	14.0%	8.1%
Aftermarket parts and accessories sales	5.4%	6.7%	10.9%
Total sales	100.0%	100.0%	100.0%

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

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets we serve. Some of our recent innovations and strategic developments include:

●

In June 2021, we announced the creation of Shyft Innovations™, our dedicated corporate mobility research and development team, initially focused on introducing a Class 3 purpose-built flat modular EV chassis to any specialty vehicle body builder. The EV-powered chassis features customizable length and wheelbase, making it well suited for a variety of vehicle types. The chassis’ modular design will accommodate multiple gross vehicle weight rating classifications, based on build out and usage. With this high degree of configurability, the all-electric chassis is adaptable to last mile delivery, work truck, mass transit, recreational vehicle, and other emerging EV markets.

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

●

The introduction of the Velocity M3™ walk-in van which is built on a Mercedes-Benz Sprinter cab and chassis, blends the fuel efficiency, driver ergonomics, and safety provisions of a cargo van cab and chassis with the expansive cargo space of a traditional walk-in van. The Velocity M3 builds upon advancements from the Utilimaster Reach®, with a lighter body design, improved payload, better fuel efficiency, and maximized cargo space.

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

Results of Operations

The discussion of our 2020 consolidated operating results compared to our 2019 consolidated operating results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of our 2020 Annual Report on Form 10-K filed March 25, 2021 and is incorporated by reference into this MD&A.

The following table sets forth, for the periods indicated, the components of our consolidated statements of operations, as a percentage of sales (percentages may not sum due to rounding):

	Year Ended December 31,
	2021	2020
Sales	100.0	100.0
Cost of products sold	79.9	78.4
Gross profit	20.1	21.6
Operating expenses:
Research and development	0.9	0.6
Selling, general and administrative	10.8	13.8
Operating income	8.5	7.2
Other expense, net	-	(0.1)
Income from continuing operations before income taxes	8.5	7.1
Income tax expense	1.5	1.5
Income from continuing operations	7.1	5.7
Loss from discontinued operations, net of income taxes	-	(0.8)
Non-controlling interest	0.1	0.1
Net income attributable to The Shyft Group, Inc.	6.9	4.9

Sales

Consolidated sales for the year ended December 31, 2021 increased by $315.8 million, or 46.7% to $991.8 million from $676.0 million in 2020. This increase reflects favorable sales volume driven by strong demand, acquired business and favorable pricing versus lower sales in the COVID-19 impacted prior year. Sales in our FVS segment increased by $196.0 million, primarily due to an increase in vehicle sales driven by the introduction of the Velocity F2, class 2 walk-in van in 2021 and favorable pricing. Sales in our SV segment increased by $119.8 million driven by higher sales in other specialty chassis and vehicle sales and by sales attributable to business acquisitions. These changes in sales are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold increased by $262.8 million, or 49.6%, to $792.5 million for the year ended December 31, 2021 from $529.7 million in 2020. Cost of products sold increased $251.5 million due to higher sales volumes and mix including acquired business, $2.3 million of pre-production costs and $22.8 million due to higher material, labor, and other costs. These costs increases were partially offset by productivity and other cost reductions of $13.8 million.   As a percentage of sales, cost of products sold increased to 79.9% in 2021, compared to 78.4% in 2020.

Gross Profit

Gross profit increased by $53.0 million, or 36.2%, to $199.3 million in 2021 from $146.3 million in 2020. The increase was due to favorable volume of $65.7 million and productivity and cost reductions of $13.8 million. These increases were partially offset by higher material, labor, and other costs of $22.8 million, pre-production costs of $2.3 million, and unfavorable product mix and pricing of $1.5 million. Gross margin decreased to 20.1% in 2021 from 21.6% over the year ended in 2020 due to the items mentioned above.

Operating Expenses

Operating expenses for the year ended December 31, 2021 increased by $17.8 million, or 18.3%, to $115.2 million from $97.4 million in 2020. Research and development expense increased $4.2 million in 2021 primarily related to the electric vehicle development initiatives. Selling, general and administrative expense increased by $13.6 million, or 14.6%, to $106.7 million in 2021 from $93.1 million in 2020. This increase was primarily due to $14.6 million in compensation expense related to growth and acquisition versus cost reduction actions taken in 2020 and higher professional services of $4.5 million. These increases were partially offset by the accelerated depreciation of the ERP system and write-off of related construction in process of $5.5 million in the second quarter of 2020 that did not recur in 2021.

Other Income and Expense

Interest expense for the year ended December 31, 2021 decreased by $0.9 million, or 68.0%, to $0.4 million from $1.3 million in 2021 The decrease was due to the paydown of debt principal. Interest and other income was $0.8 million for the year ended December 31, 2021 compared to interest and other income of $0.6 million for the year ended December 31, 2020.

Income Tax Expense

Income tax expense from continuing operations for the year ended December 31, 2021 was $14.5 million as compared to the prior year at $9.9 million. Our effective tax rate in 2021 was 17.2%, compared to 20.5% in 2020.

The lower Income tax rate for the year ended December 31, 2021 as compared to the prior year primarily reflects the favorable impact of increased R&D credits from years 2015-2020. The Company recorded additional R&D credits of $3.8 million for the six-year period as a result of the conclusion of a study in the fourth quarter of 2021 and has filed the appropriate amended tax returns.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2021 increased by $31.7 million, or 82.8%, to $70.0 million compared to $38.3 million in 2020. On a diluted per share basis, income from continuing operations increased $0.86 to $1.91 in 2021 compared to $1.05 per share in 2020. Driving this increase were the factors noted above.

Income (Loss) from Discontinued Operations, Net of Income Taxes

Income from discontinued operations for the year ended December 31, 2021 increased to $0.2 million compared to $5.1 million loss in 2020. The increase is primarily attributable to the divestiture of ERV on February 1, 2020 compared to a full year of results in 2021 without the divested business.

Our Segments

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	Year Ended December 31, 2021	Year Ended December 31, 2020
Income from continuing operations	$69,974	$38,289
Net (income) attributable to non-controlling interest	(1,230)	(347)
Interest expense	414	1,293
Income tax expense	14,506	9,867
Depreciation and amortization expense	11,356	13,903
Restructuring and other related charges	505	1,873
Acquisition related expenses and adjustments	1,585	1,332
Non-cash stock-based compensation expense	8,745	7,706
Loss from write-off of construction in process	-	2,430
Loss from liquidation of JV	643	-
Non-recurring professional fees	1,568	-
Adjusted EBITDA	$108,066	$76,346

Our FVS segment consists of our operations at our Bristol, Indiana; Charlotte, Michigan; Kansas City, Missouri; Landisville, Pennsylvania; North Charleston, South Carolina; and Saltillo, Mexico locations. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries; the production of commercial truck bodies, supply of related aftermarket parts and services under the Utilimaster brand name.

Our SV segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, other specialty chassis and distribute related aftermarket parts and assemblies. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand, through our manufacturing operations in Pompano and West Palm Beach, Florida. Our service truck bodies operations include locations in Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Waterville, Maine.

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

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$659,432	100.0%	$463,455	100.0%	$557,702	100.0%
Adjusted EBITDA	$108,621	16.5%	$83,292	18.0%	$59,227	10.6%
Segment assets	$174,799		$118,444		$137,446

Year ended December 31, 2021 compared to year ended December 31, 2020

Sales in our FVS segment increased by $195.9 million, or 42.3%, to $659.4 million in 2021 from $463.5 million in 2020. This increase was primarily due to a $191.8 million net increase in sales volume and mix driven by strong demand for the Velocity F2, class 2 walk-in van, and a $4.2 million increase in favorable pricing.

Adjusted EBITDA in our FVS segment was $108.6 million for the year ended December 31, 2021, an increase of $25.3 million compared to $83.3 million for the year ended December 31, 2020. This increase was due to $39.0 million in higher sales volumes, other productivity and cost reductions of $12.7 million, and favorable pricing of $4.2 million, partially offset by higher material and labor costs of $13.7 million, unfavorable mix of $9.8 million, $2.3 million of pre-production costs, and $4.8 million of increased operating expense.

Order backlog for our FVS segment increased by $437.9 million, or 103.9%, to $859.4 million at December 31, 2021 compared to $421.5 million at December 31, 2020, driven by new orders for walk-in vans. Our backlog enables visibility into future sales which can normally range from two to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Year ended December 31, 2020 compared to year ended December 31, 2019

Sales in our FVS segment decreased by $94.2 million, or 16.9%, to $463.5 million in 2020 from $557.7 million in 2019. This decrease was driven by a $91.4 million decrease in pass-through chassis revenue and a decrease of $2.8 million in vehicle sales mainly due to lower unit volumes.

Adjusted EBITDA in our FVS segment was $83.3 million for the year ended December 31, 2020, an increase of $24.1 million compared to $59.2 million for the year ended December 31, 2019. Product mix contributed $22.0 million and productivity improvements and cost reductions generated $5.6 million. These increases were partially offset by $3.5 million of higher selling, general and administrative expenses.

Order backlog for our FVS segment increased by $118.6 million, or 39.2%, to $421.5 million at December 31, 2020 compared to $302.9 million at December 31, 2019, driven by new orders for walk-in vans offset by the build out of the USPS contract that originated in 2017 and was completed in 2019.

Specialty Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2021		2020		2019
	Amount	Percentage	Amount	Percentage	Amount	Percentage

Sales	$332,360	100.0%	$212,518	100.0%	$204,118	100.0%
Adjusted EBITDA	$32,668	9.8%	$20,900	9.8%	$22,152	10.9%
Segment assets	$202,302		$190,306		$154,469

Year ended December 31, 2021 compared to year ended December 31, 2020

Sales in our SV segment increased by $119.8 million or 56.4%, to $332.4 million in 2021 compared to $212.5 million in 2020. This increase was due to a sales volume increases in motor chassis and service bodies including acquired business and favorable pricing.

Adjusted EBITDA for our SV segment was $32.7 million for the year ended December 31, 2021, an increase of $11.8 million compared to $20.9 million for the year ended December 31, 2020. This increase was due to $17.7 million in higher sales volumes including acquired business and favorable pricing and mix of $4.3 million. These increases were partially offset by higher material and labor costs of $9.1 million and $1.1 million of higher operating expenses due to acquisition.

Order backlog for our SV segment increased by $47.0 million, or 82.3%, to $104.1 million at December 31, 2021 compared to $57.1 million at December 31, 2020. This increase was due to an increase in the Class A diesel motor home market demand and service body orders. Our backlog enables visibility into future sales which can normally range from less than one month to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Year ended December 31, 2020 compared to year ended December 31, 2019

Sales in our SV segment increased by $8.4 million or 4.1%, to $212.5 million in 2020 compared to $204.1 million in 2019. This increase was driven by sales attributable to business acquisitions of $43.5 million and was partially offset by a decrease of $35.1 million in other specialty vehicle sales due to lower unit volumes.

Adjusted EBITDA for our SV segment was $20.9 million for the year ended December 31, 2020, a decrease of $1.3 million compared to $22.2 million for the year ended December 31, 2019. This decrease was driven by $6.7 million attributable to volume in motor home chassis and $2.8 million attributable to mix. This decrease was partially offset by $1.3 million from overhead reductions and $6.9 million from business acquisitions.

Order backlog for our SV segment increased by $23.3 million, or 69.2%, to $57.1 million at December 31, 2020 compared to $33.8 million at December 31, 2019. This increase was due to an increase in the Class A diesel motor home market demand and service body orders.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2021	2020
Cash provided by (used in):
Operating activities	$74,009	$64,332
Investing activities	(22,076)	14,916
Financing activities	(35,770)	(77,602)
Net increase in cash and cash equivalents	$16,163	$1,646

During 2021, cash and cash equivalents increased by $16.2 million to a balance of $37.2 million as of December 31, 2021. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

 Cash Flow from Operating Activities

We generated $74.0 million of cash from operating activities during the year ended December 31, 2021, an increase in cash provided of $9.7 million from $64.3 million of cash provided by operating activities during the year ended December 31, 2020. Cash flow from operating activities increased due to a $10.3 million increase in net income adjusted for non-cash charges to operations partially offset by a $0.6 million decrease in the change in net working capital. The change in net working capital is primarily attributable to a $33.6 million decrease in the change in inventories, $28.5 million decrease in the change in receivables and contract assets partially offset by a $45.6 increase in payables, $14.8 million increase in other assets and liabilities.

The change in net working capital was primarily due to increased sales of $315.8 million, or 46.7% in 2021, compared to the same period in 2020, primarily driven by strong demand in the current period and the comparatively lower sales resulting from the impact of the COVID-19 pandemic in the comparative period. Receivables and contract assets increased by $34.5 million due to increased sales with accounts receivables being partially offset by improved timing of cash receipts. Inventories increased by $20.8 million and payables increased by $35.0 million, both due to increased sales with payables being partially offset by the Company’s continued focus on extending payment terms with suppliers. As of December 31, 2021, contract assets increased $12.1 million to $21.5 million compared to $9.4 million in the prior year, primarily due to increased production and industry wide supply chain constraints.

Cash Flow from Investing Activities

We used $22.1 million in investing activities during the year ended December 31, 2021, a $37.0 million increase compared to the $14.9 million generated during the year ended December 31, 2020. The increase in cash used in investing activities is primarily attributable to $47.5 million of proceeds from the sale of the ERV business in 2020 not repeated in 2021, $8.5 million of purchases of property, plant and equipment, partially offset by $19.0 million of lower cost of business acquisition.

Cash Flow from Financing Activities

We used $35.8 million of cash through financing activities during the year ended December 31, 2021, compared to $77.6 million used during the year ended December 31, 2020. This $41.8 million of less cash used in financing activities is primarily attributable to $29.0 million of increased proceeds from long-term debt and to $13.6 million lower principal payments on long-term debt.

Effect of Inflation

Inflation affects us in two principal ways. First, our revolving credit agreement is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. We have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 7A of this Form 10-K for further information regarding commodity cost fluctuations.

Contingent Liabilities

Spartan-Gimaex joint venture

In February 2015, the Company and Gimaex Holding, Inc. initiated discussions to dissolve the Spartan-Gimaex joint venture. Further to legal proceedings initiated by the Company to dissolve and liquidate the joint venture, the court appointed the Company as liquidating trustee of the joint venture. As of December 2021, the liquidation is substantially complete, and the Company does not expect any material impact to our future operating results.

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

Debt

On November 30, 2021, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A. ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Bank of America, N.A. (the "Lenders"). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 1.10% (or one-month LIBOR plus 1.00%) at December 31, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2021 and December 31, 2020, we had outstanding letters of credit totaling $0.8 million and $0.5 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $376.8 million and $125.8 million at December 31, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

In the year ended December 31, 2021 the Company paid down $22.4 million of long-term debt, net of borrowings.

Material Cash Requirements

We are party to contractual obligations involving commitments to make payments to third parties, and such commitments require a material amount of cash. As part of our normal course of business, we enter into contracts with suppliers for purchases of certain raw materials, components, and services to facilitate adequate supply of these materials and services. These arrangements may contain fixed or minimum quantity purchase requirements.

Our current cash position, available borrowing capacity on our credit facilities, and the cash flows we expect to generate from continuing operations are expected to be sufficient to finance our foreseeable operating and capital needs, including day to day operations, capital expenditures, research and development, investments in information technology systems, dividends and potential future acquisitions.

Our future contractual obligations, as described above, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt (1)	$1,224	241	185	38	760
Operating lease obligations	50,658	8,072	14,703	10,804	17,079
Purchase obligations	11,741	11,741	-	-	-

Total contractual obligations	$63,623	$20,054	$14,888	$10,842	$17,839

(1)

Debt includes line of credit revolver estimated interest payments and payments on finance leases. The interest payments on the related variable rate debt were calculated using the effective interest rate of 1.0% at December 31, 2021.

Equity Securities

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million additional shares of our common stock in open market transactions. We repurchased a total of 100,000, 300,000; and 101,006 shares of our common stock during the years ended December 31, 2021, 2020 and 2019, respectively. In January 2022, we repurchased the remaining 408,994 shares for $18.9 million.

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

We paid dividends on our outstanding common shares in 2021 and 2020 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 5, 2021	Nov. 6, 2021	Dec. 16, 2021	0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	0.025
May 7, 2021	May 18, 2021	June 18, 2021	0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	0.025
Nov. 6, 2020	Nov. 18, 2020	Dec. 18, 2020	0.025
Aug. 6, 2020	Aug. 18, 2020	Sep. 18, 2020	0.025
May 8, 2020	May 18, 2020	Jun. 18, 2020	0.050

On February 3, 2022, our Board of Directors authorized an increase in the Company’s quarterly dividend from $0.025 to $0.05 per share payable on or before March 17, 2022, to shareholders of record at the close of business on February 17, 2022.

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

Revenue for parts sales for both segments is recognized at the time that control and risk of ownership has passed to the customer, which is generally, when the ordered part is shipped to the customer. Historical return rates on parts sales have been immaterial.

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

Accounting for such acquisitions requires us to make significant assumptions and estimates and are adjusted during the measurement period for a period of up to one year after the acquisition date. Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.

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

As of October 1, 2021 the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles, which is a change from the prior year where three reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services, Specialty Vehicles, and Service Truck Bodies. As we continued integrating the newly acquired DuraMag business with the Royal operations in 2021, further similarities between these two businesses and the other Specialty Vehicles business were identified that allowed us to run operations with shared manufacturing facilities, engineering resources and capital equipment. As a result, the entirety of goodwill at the former Service Truck Bodies reporting unit was combined into the Specialty Vehicles reporting unit. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and found no indicators of impairment. We completed a quantitative assessment of the Service Truck Bodies reporting unit immediately before the reporting unit change and a qualitative assessment of the Special Vehicles reporting unit post reorganization and determined that no impairment existed.

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

We evaluate the recoverability of our indefinite lived intangible assets by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of revenue based on our plans for branded products, business trends, prospects and market and economic conditions.

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2021, we had no debt outstanding under our revolving line of credit agreement. An increase of 100 basis points in interest rates would result in no additional interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in "Note 13 – Debt" below. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR. When LIBOR ceases to exist, our interest expense is not expected to increase materially. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2021.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of The Shyft Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of The Shyft Group, Inc. and subsidiaries (the "Company") as of December 31, 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for the year ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of this critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.

Goodwill— Refer to Notes 1 and 6 to the consolidated financial statements

Critical Audit Matter Description

The Company conducts its annual goodwill impairment test on October 1 of each year, as well as whenever events or changes in circumstances indicate a possible impairment. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted average cost of capital (“WACC”). The fair value estimates contain uncertainties as they require management to make assumptions including, but not limited to future cash flows of its reporting units and an appropriate WACC. The Company performed a quantitative assessment of goodwill assigned to the Service Truck Bodies reporting unit prior to a reporting unit change that became effective October 1, 2021. The estimated fair value of the Service Truck Bodies reporting unit exceeded its carrying value. The goodwill balance of the Service Truck Bodies reporting unit was $33 million.

Given the significant judgments made by management to estimate the fair value of the Service Truck Bodies reporting unit, and the difference between its fair value and carrying value, performing audit procedures to evaluate the reasonableness of management’s assumptions related to future cash flows and WACC required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future cash flows and WACC for the Service Truck Bodies reporting unit included the following, among others:

•  We tested the effectiveness of controls over the Company’s goodwill impairment test and determination of related assumptions, including those over future cash flows and WACC.

•  We evaluated management’s ability to reasonably forecast future cash flows by comparing actual reporting unit results to management’s historical forecasts.

•  We evaluated the reasonableness of management’s forecast of future cash flows by comparing the estimate of future cash flows to:

–    Historical sales and EBITDA
–    Internal communications to management and the Board of Directors.
–    Forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

•  With the assistance of our fair value specialists, we tested the underlying source information, and the mathematical accuracy of the estimate of future cash flows within the fair value calculations.

•  With the assistance of our fair value specialists, we evaluated the WACC by:

–    testing the underlying source information and the mathematical accuracy of the calculation.
–    developing a range of independent estimates and compared those to the rate used by management.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 24, 2022

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

The Shyft Group, Inc.

Novi, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of The Shyft Group Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2020, and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company’s auditor from 2007 to 2020.

Grand Rapids, Michigan

March 25, 2021, except for Notes 4, 6 and 17, as to which the date is February 24, 2022

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$37,158	$20,995
Accounts receivable, less allowance of $187 and $116	87,262	64,695
Contract assets	21,483	9,414
Inventories	67,184	46,428
Other receivables – chassis pool agreements	9,926	6,503
Other current assets	10,813	8,172
Total current assets	233,826	156,207
Property, plant and equipment, net	61,057	45,734
Right of use assets – operating leases	43,316	43,430
Goodwill	48,880	49,481
Intangible assets, net	52,981	56,386
Other assets	2,927	2,052
Net deferred tax assets	4,880	5,759
TOTAL ASSETS	$447,867	$359,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,442	$47,487
Accrued warranty	5,975	5,633
Accrued compensation and related taxes	19,064	17,134
Deposits from customers	988	756
Operating lease liability	7,934	7,508
Other current liabilities and accrued expenses	9,256	8,121
Short-term debt – chassis pool agreements	9,926	6,503
Current portion of long-term debt	252	221
Total current liabilities	135,837	93,363
Other non-current liabilities	8,108	5,447
Long-term operating lease liability	36,329	36,662
Long-term debt, less current portion	738	23,418
Total liabilities	181,012	158,890
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,416 and 35,344 outstanding	95,375	91,044
Retained earnings	171,379	109,286
Total Shyft Group, Inc. shareholders’ equity	266,754	200,330
Non-controlling interest	101	(171)
Total shareholders' equity	266,855	200,159
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$447,867	$359,049

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019

Sales	$991,792	$675,973	$756,542
Cost of products sold	792,527	529,696	639,515
Gross profit	199,265	146,277	117,027

Operating expenses:
Research and development	8,541	4,361	4,864
Selling, general and administrative	106,672	93,068	64,549
Total operating expenses	115,213	97,429	69,413

Operating income	84,052	48,848	47,614

Other income (expense):
Interest expense	(414)	(1,293)	(1,839)
Interest and other income	842	601	1,370
Total other income (expense)	428	(692)	(469)

Income from continuing operations before income taxes	84,480	48,156	47,145
Income tax expense	14,506	9,867	10,355
Income from continuing operations	69,974	38,289	36,790
Income (loss) from discontinued operations, net of income taxes	181	(5,123)	(49,216)
Net income (loss)	70,155	33,166	(12,426)
Less: net income attributable to non-controlling interest	1,230	347	140

Net income (loss) attributable to Shyft Group, Inc.	$68,925	$32,819	$(12,566)

Basic earnings (loss) per share
Continuing operations	$1.94	$1.07	$1.03
Discontinued operations	0.01	(0.14)	(1.39)
Basic earnings per share	$1.95	$0.93	$(0.36)
Diluted earnings (loss) per share
Continuing operations	$1.91	$1.05	$1.03
Discontinued operations	-	(0.14)	(1.39)
Diluted earnings per share	$1.91	$0.91	$(0.36)

Basic weighted average common shares outstanding	35,333	35,479	35,318

Diluted weighted average common shares outstanding	36,097	36,039	35,416

See accompanying Notes to Consolidated Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity

Balance at January 1, 2019	35,321	353	82,816	103,571	(658)	186,082
Transition adjustment for adoption of new lease standard	-	-	-	(113)	-	(113)
Balance at January 1, 2019, Adjusted	35,321	353	82,816	103,458	(658)	185,969
Issuance of common stock and tax impact of stock incentive plan	28	-	(766)	-	-	(766)
Dividends declared ($0.10 per share)	-	-	-	(3,572)	-	(3,572)
Purchase and retirement of common stock	(101)	(1)	(236)	(556)	-	(793)
Cancellation of common stock related to investment in subsidiary	-	-	(1,946)	-	-	(1,946)
Issuance of restricted stock, net of cancellation	96	1	(1)	-	-	-
Stock-based compensation expense	-	-	5,281	-	-	5,281
Net income (loss)	-	-	-	(12,566)	140	(12,426)
Balance at December 31, 2019	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	14	-	(1,534)	-	-	(1,534)
Dividends declared ($0.10 per share)	-	-	-	(3,565)	-	(3,565)
Purchase and retirement of common stock	(300)	(3)	(768)	(6,732)	-	(7,503)
Issuance of restricted stock, net of cancellation	286	2	(2)			-
Stock-based compensation expense	-	-	7,848	-	-	7,848
Reclassification upon removal of par value on common stock	-	90,692	(90,692)	-	-	-
Net income	-	-	-	32,819	347	33,166
Balance at December 31, 2020	35,344	$91,044	$-	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	11	(2,950)	-	-	-	(2,950)
Dividends declared ($0.10 per share)	-	-	-	(3,744)	-	(3,744)
Purchase and retirement of common stock	(100)	(260)	-	(3,088)	-	(3,348)
Purchase of non-controlling interest	-	(1,204)	-	-	(958)	(2,162)
Issuance of restricted stock, net of cancellation	161	-	-	-	-	-
Stock-based compensation expense	-	8,745	-	-	-	8,745
Net income	-	-	-	68,925	1,230	70,155
Balance at December 31, 2021	35,416	$95,375	$-	$171,379	$101	$266,855

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$70,155	$33,166	$(12,426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	11,356	14,187	11,180
Deferred income taxes	880	19,790	(18,225)
Non-cash stock based compensation expense	8,745	7,848	5,281
Loss on sale of business	-	3,852	-
Loss (gain) on disposal of assets	(110)	82	(14)
Loss from write-off of construction in process	-	2,430	-
Impairment of goodwill and intangible assets	-	-	13,856
Impairment of assets held for sale	-	-	39,275
Changes in fair value of contingent consideration	-	(599)	-
Changes in accounts receivable and contract assets	(34,522)	(6,037)	12,700
Changes in inventories	(20,756)	12,834	(14,783)
Changes in accounts payable	34,954	(10,674)	(20,404)
Changes in accrued compensation and related taxes	1,930	971	7,737
Changes in accrued warranty	53	(60)	853
Changes in other assets and liabilities	1,324	(13,458)	9,151
Net cash provided by operating activities	74,009	64,332	34,181

Cash flows from investing activities:
Purchases of property, plant and equipment	(23,002)	(14,534)	(10,042)
Proceeds from sale of property, plant and equipment	22	-	15
Acquisition of businesses, net of cash acquired	904	(18,050)	(88,938)
Proceeds from sale of business	-	47,500	-
Net cash provided by (used in) investing activities	(22,076)	14,916	(98,965)

Cash flows from financing activities:
Proceeds from long-term debt	45,000	16,000	92,000
Payments on long-term debt	(67,400)	(81,000)	(30,175)
Payments of debt issuance costs	(1,360)	-	-
Payments of dividends	(3,551)	(3,565)	(3,572)
Purchase and retirement of common stock	(3,348)	(7,503)	(793)
Exercise and vesting of stock incentive awards	(2,949)	(1,534)	(766)
Purchase of non-controlling interest	(2,162)	-	-
Net cash provided by (used in) financing activities	(35,770)	(77,602)	56,694

Net increase (decrease) in cash and cash equivalents	16,163	1,646	(8,090)
Cash and cash equivalents at beginning of year	20,995	19,349	27,439
Cash and cash equivalents at end of year	$37,158	$20,995	$19,349

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

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motor home chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture as well as truck accessories.

COVID-19 Pandemic

On March 11, 2020, the World Health Organization classified the COVID-19 outbreak as a pandemic. The pandemic has had a significant impact on macroeconomic conditions. To limit the spread of COVID-19, governments have taken various actions including the issuance of stay-at-home orders and social distancing guidelines. As a result, certain of our manufacturing facilities were temporarily suspended or cut back on operating levels and shifts as a result of government orders. Since June 30, 2020 and throughout 2021, all of our facilities were at full or modified production levels. However, additional suspensions and cutbacks may occur as the impacts from COVID-19 and related responses continue to evolve within our global supply chain and customer base. The Company is taking a variety of measures to maintain operations with as minimal impact as possible to promote the safety and security of our employees, including increased frequency of cleaning and disinfecting of facilities, social distancing, remote working when possible, travel restrictions and limitations on visitor access to facilities.

The full impact of the COVID-19 outbreak continues to evolve as of the date of this filing. As such, it is uncertain as to the full magnitude that the pandemic will have on the Company’s financial condition, liquidity, and future results of operations. Management is actively monitoring the impact of the global situation on its financial condition, liquidity, operations, suppliers, industry, and workforce. Given the evolution of the COVID-19 outbreak and the global responses to curb its spread, the Company is not able to estimate the effects of the COVID-19 outbreak on its results of operations, financial condition, or liquidity for future periods.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, The Shyft Group USA, Inc. and its subsidiaries. All inter-company transactions have been eliminated.

Non-Controlling Interest. At December 31, 2021, The Shyft Group USA, Inc. held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, The Shyft Group USA, Inc. was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of The Shyft Group, Inc. The joint venture is not currently active and the liquidation is substantially complete. In December 2021, the Company purchased the remaining 20% ownership interest in Strobes-R-Us ("SRUS") for $2,162 and, thus, there was no non-controlling interest in SRUS as of December 31, 2021.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Revenue and the corresponding cost of products sold associated with other specialty vehicles is recognized over time based on the inputs completed for a given performance obligation during the reporting period. Other specialty vehicles are generally built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligations for other specialty chassis contracts are satisfied as the products are assembled. Our receivables will generally be collected in less than three months, in accordance with our underlying payment terms.

Some of our service truck bodies are built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligation for these truck bodies is satisfied as the vehicles are built. Accordingly, the revenue and corresponding cost of products sold associated with these contracts are recognized over time based on the inputs completed for a given performance obligation during the reporting period. Certain contracts will specify that a truck body is to be built on a chassis that we purchase and subsequently sell to the customer. The revenue on these contracts is recognized at the time that the performance obligation is satisfied, and control and risk of ownership has passed to the customer, which is generally upon shipment of the vehicle from our manufacturing facility to the customer or receipt of the vehicle by the customer, depending on contract terms. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

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

Accounting for such acquisitions requires us to make significant assumptions and estimates and are adjusted during the measurement period for a period of up to one year after the acquisition date. Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.

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

Inventories are stated at the lower of first-in, first-out cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell and considers our current assessment of general market and economic conditions, slow-moving inventory, and future demands.

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

We initially measure a disposal group that is classified as held for sale at the lower of its carrying value or fair value less costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a disposal group until the date of sale. We assess the fair value of a disposal group each reporting period it remains classified as held for sale and any subsequent changes are reported as an adjustment to the carrying value of the disposal group, as long as the new carrying value does not exceed the carrying value of the disposal group at the time it was initially classified as held for sale.

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

We evaluate the recoverability of our indefinite lived intangible assets by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for those branded products, business trends, prospects and market and economic conditions.

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

Stock-Based Compensation. Stock based compensation cost for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of restricted stock awards, restricted stock units and performance stock units subject to a performance condition is based upon the quoted market price of the common stock on the date of grant. Fair value of performance stock units subject to a market condition is calculated using the Monte Carlo simulation model. Our stock-based compensation plans are described in more detail in "Note 14 – Stock Based Compensation".

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2021 and 2020 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

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

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $592, $1,757, and $1,844 for 2021, 2020, and 2019. Cash paid for income taxes, net of refunds, was $12,199, $608, and $4,942 for 2021, 2020 and 2019. Non-cash investing in 2021 included $1,511 of capital expenditures and $1,496 in 2020. The Company has Chassis Pool Agreements, where it participates in a chassis converter pool that is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 13 – Debt" for further information about the Chassis Pool Agreements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Except for the changes below, we have consistently applied the accounting policies to all periods presented in these consolidated financial statements.

Adoption of Simplifications to Accounting for Income Taxes Accounting Policy. Effective January 1, 2021, we adopted ASU 2019-12 and all related amendments, which simplifies the accounting for income taxes by removing certain exceptions to the general principles of Topic 740 and improving consistent application of GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The adoption of the provisions of ASU 2019-12 did not have a material impact on our consolidated financial position, results of operations or cash flows.

Adoption of Current Expected Credit Losses Accounting Policy. Effective January 1, 2020, we adopted ASU 2016- 13 and all related amendments, which require entities to use a new impairment model based on current expected credit losses (“CECL”) rather than incurred losses, which recognized credit losses when it was probable a loss had been incurred. Credit losses under CECL are determined using a method that reflects lifetime expected credit losses by considering relevant information about past events, current conditions and reasonable and supportable forecasts that affect the collectability of financial assets. We applied ASU 2016- 13 using the modified retrospective method and the cumulative effect of adoption was not material. Therefore, the comparative information has not been adjusted and continues to be reported under prior accounting guidance.

NOTE 2 – DISCONTINUED OPERATIONS

On  February 1, 2020, we completed the sale of our ERV business for $55,000 cash subject to certain post-closing adjustments. In  September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on  October 1, 2020. The Company recognized a loss on sale of $3,383 for the year ended December 31, 2020, which are portions of the Loss from discontinued operations, net of tax in the Consolidated Statements of Operations. The ERV business included the emergency response chassis operations in Charlotte, Michigan, and operations in Brandon, South Dakota; Snyder and Neligh, Nebraska; and Ephrata, Pennsylvania. The results of the ERV business have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2021, 2020 and 2019. We continue to have an open Transition Services Agreement with the buyer for the provision of certain transition support services, which will continue for certain services into 2022.

The Loss from discontinued operations presented in the Consolidated Statement of Operations for the years ended December 31, 2021, 2020 and 2019 consisted of:

	Year Ended December 31,
	2021	2020	2019

Sales	$-	$19,167	$261,860
Cost of products sold	-	18,678	245,785
Gross profit	-	489	16,075
Operating expenses	-	4,484	28,864
Operating loss	-	(3,995)	(12,789)
Loss on asset impairments	-	-	53,131
Other income (expense)	243	(3,383)	1,021
Income (loss) from discontinued operations before taxes	243	(7,378)	(64,899)
Income tax (expense) benefit	(62)	2,255	15,683
Net income (loss) from discontinued operations	$181	$(5,123)	$(49,216)

In the annual goodwill and intangible assets impairment test as of  October 1, 2019, we determined that the fair value of our ERV business and Smeal trade name were less than their carrying values due to under-performance in 2019 which was expected to continue in future periods. As a result, we recorded impairment expense of $13,856 to write off the goodwill and indefinite lived intangible assets. In conjunction with the classification of the ERV business as held for sale as of  December 31, 2019, we recorded a loss of $39,275 to write down the carrying values of the associated assets and liabilities to their fair values less estimated costs to sell of $3,604. As of  December 31, 2021 and 2020, due to the sale of the ERV business, there were no assets or liabilities related to discontinued operations on the Consolidated Balance Sheets.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Total depreciation and amortization and capital expenditures for the discontinued operations for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019

Depreciation and amortization	$-	$284	$5,106
Capital expenditures	$-	$84	$2,431

NOTE 3 – ACQUISITION ACTIVITIES

DuraMag Acquisition

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). DuraMag is a leading, aluminum truck body and accessory manufacturer, and DuraMag operations include aluminum manufacturing, finishing, assembly, and installation of DuraMag contractor, service, and van bodies, as well as Magnum branded headache racks (also known as cab protection racks or rear racks). The Company paid $18,203 in cash, subject to a net working capital adjustment. The net working capital adjustment was finalized in January 2021, resulting in a decrease to the purchase price of $404. In addition, certain indemnity claims made by the Company pursuant to the purchase agreement were settled in  June 2021, resulting in a decrease to the purchase price of $500. The acquisition was partially financed by borrowing from our existing line of credit, as described in "Note 13 – Debt". DuraMag is part of our Specialty Vehicle segment. During the year ended 2021 and 2020, we recorded pretax charges totaling $81 and $970, respectively, for legal expenses and other transaction costs related to the acquisition, which were reported in Selling, general and administrative expense on the Consolidated Statements of Operations.

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

The initial fair values of the net assets acquired were based on a preliminary valuation and the estimates and assumptions were subject to change within the measurement period. In the third quarter of 2021, the Company finalized the purchase price allocation for adjustments related to accrued warranty of $289. The valuation and the estimates and assumptions were finalized during the year ended December 31, 2021, as the measurement period has concluded.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of December 31, 2021, the final allocation of purchase price to assets acquired and liabilities assumed is as follows:

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

DuraMag Goodwill Assigned

Intangible assets totaling $5,590 have been assigned to customer relationships, trade names and trademarks, unpatented technology and non-competition agreements as a result of the acquisition and consist of the following:

	Amount	Useful Life (in years)
Customer relationships	$2,200	15
Trade names and trademarks	2,420	Indefinite
Unpatented technology	540	9
Non-competition agreements	430	6
	$5,590

The Company amortizes the customer relationships utilizing an accelerated approach and unpatented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets recorded from the DuraMag acquisition, is $278 for 2021 and estimated to be $278, $299, and $295 for the years 2022 through 2024, respectively.

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

As of December 31, 2020, the final allocation of purchase price to assets acquired and liabilities assumed is as follows:

Cash and cash equivalents	$431
Accounts receivable, less allowance	5,019
Contract assets	1,499
Inventories	6,453
Other receivables – chassis pool agreements	10,424
Property, plant and equipment, net	4,980
Right of use assets – operating leases	12,767
Intangible assets	47,150
Goodwill	27,324
Total assets acquired	116,047

Accounts payable	(1,658)
Customer prepayments	(255)
Accrued warranty	(98)
Operating lease liabilities	(1,693)
Accrued compensation and related taxes	(569)
Other current liabilities and accrued expenses	(30)
Short-term debt – chassis pool agreements	(10,424)
Long-term operating lease liability	(11,074)
Long-term debt, less current portion	(1,029)
Total liabilities assumed	(26,830)

Total purchase price	$89,217

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
	$47,150

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The Company amortizes the customer relationships utilizing an accelerated approach and patented technology and non-competition agreements assets utilizing a straight-line approach. Amortization expense, including the intangible assets recorded from the Royal acquisition, is $2,665 and $2,665 for 2021 and 2020, respectively, and estimated to be $3,162, and $3,072 for the years 2022 through 2023, respectively.

Goodwill consists of operational synergies that are expected to be realized in both the short and long-term and the opportunity to enter into new markets which will enable us to increase value to our customers and shareholders. Key areas of expected cost savings include an expanded dealer network, complementary product portfolios and manufacturing and supply chain work process improvements.

NOTE 4 – REVENUE

Contract Assets and Liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	December 31, 2021	December 31, 2020
Contract Assets
Contract assets, beginning of year	$9,414	$10,898
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(9,414)	(10,898)
Contract assets recognized, net of reclassification to receivables	21,483	9,414
Contract assets, end of year	21,483	9,414

Contract Liabilities
Contract liabilities, beginning of year	756	2,640
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(743)	(2,640)
Cash received in advance and not recognized as revenue	975	756
Contract liabilities, end of year	988	756

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast.

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $859,442 and $104,117, respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2021.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the years ended December 31, 2021, 2020, and 2019. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2021
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$647,842	$332,293	$980,135	$-	$980,135
Other	11,590	67	11,657	-	11,657
Total sales	$659,432	$332,360	$991,792	$-	$991,792

Timing of revenue recognition
Products transferred at a point in time	$34,558	$198,852	$233,410	$-	$233,410
Products and services transferred over time	624,874	133,508	758,382	-	758,382
Total sales	$659,432	$332,360	$991,792	$-	$991,792

	Year Ended December 31, 2020
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$454,403	$212,109	$666,512	$-	$666,512
Other	9,055	406	9,461	-	9,461
Total sales	$463,458	$212,515	$675,973	$-	$675,973

Timing of revenue recognition
Products transferred at a point in time	$44,418	$127,801	$172,219	$-	$172,219
Products and services transferred over time	419,040	84,714	503,754	-	503,754
Total sales	$463,458	$212,515	$675,973	$-	$675,973

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2019
	FVS	SV	Total Reportable Segments	Other	Total
Primary geographical markets
United States	$536,499	$203,960	$740,459	$(5,278)	$735,181
Other	21,203	158	21,361	-	21,361
Total sales	$557,702	$204,118	$761,820	$(5,278)	$756,542

Timing of revenue recognition
Products transferred at a point in time	$152,336	$149,995	$302,331	$(5,278)	$297,053
Products and services transferred over time	405,366	54,123	459,489	-	459,489
Total sales	$557,702	$204,118	$761,820	$(5,278)	$756,542

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2021	2020
Finished goods	$2,990	$4,200
Work in process	2,471	1,908
Raw materials and purchased components	61,723	40,320
Total Inventories	$67,184	$46,428

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

As of October 1, 2021 the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles, which is a change from the prior year where three reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services, Specialty Vehicles, and Service Truck Bodies. As we continued integrating the newly acquired DuraMag business with the Royal operations in 2021, further similarities between these two businesses and the other Specialty Vehicles business were identified that allowed us to run operations with shared manufacturing facilities, engineering resources and capital equipment. As a result, the entirety of goodwill at former Service Truck Bodies reporting unit was combined into the Specialty Vehicles reporting unit. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and found no indicators of impairment. We completed a quantitative assessment of the Service Truck Bodies reporting unit immediately before the reporting unit change and a qualitative assessment of the Special Vehicles reporting unit post reorganization and determined that no impairment existed.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast.

The change in the carrying amount of goodwill for the year ended December 31, 2021 and 2020 were as follows (in thousands):

	FVS		SV		Total
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Goodwill, beginning of year	$15,323	$15,323	$34,158	$28,309	$49,481	$43,632
Acquisition and measurement period adjustments	-	-	(601)	5,849	(601)	5,849
Goodwill, end of year	$15,323	$15,323	$33,557	$34,158	$48,880	$49,481

OtherIntangible Assets

At December 31, 2021, we had other intangible assets, including customer and dealer relationships, non-compete agreements, trade names, trademarks, unpatented technology, patented technology. Certain non-compete agreements and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Unpatented technology, patented technology and certain non-compete agreements are amortized utilizing a straight-line approach over the estimated useful lives. We amortize the customer relationships utilizing an accelerated approach over the estimated remaining life. The Royal, DuraMag, Magnum, Utilimaster, and Strobes-R-Us trade names and trademarks are considered to have indefinite lives and are not amortized.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2021, consisted of our Royal, DuraMag, and Magnum trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for these trade name branded products, business trends, prospects and market and economic conditions. The fair value of our Royal, DuraMag, and Magnum trade names exceeded their carrying values, and therefore do not result in an impairment. We qualitatively assessed Utilimaster and Strobes-R-Us trade names and trademarks and found no indicators of impairment.

The following table provides information regarding our other intangible assets:

	As of December 31, 2021			As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$39,080	$9,188	$29,892	$39,770	$7,390	$32,380
Unpatented technology	540	75	465	540	15	525
Patented technology	2,200	619	1,581	2,200	344	1,856
Non-compete agreements	2,980	1,327	1,653	3,380	1,145	2,235
Trade Names	19,390	-	19,390	19,390	-	19,390
	$64,190	$11,209	$52,981	$65,280	$8,894	$56,386

We recorded $3,405, $3,265, and $1,200 of intangible asset amortization expense during 2021, 2020 and 2019.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2022	$3,903
2023	3,810
2024	3,477
2025	3,070
2026	2,944
Thereafter	16,387
Total	$33,591

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2021	2020
Land and improvements	$9,810	$8,721
Buildings and improvements	45,724	40,077
Plant machinery and equipment	49,305	41,054
Furniture and fixtures	20,421	16,259
Vehicles	2,607	2,404
Construction in process	12,700	8,724
Subtotal	140,567	117,239
Less accumulated depreciation	(79,510)	(71,505)
Total property, plant and equipment, net	$61,057	$45,734

We recorded depreciation expense of $7,977, $10,638, and $5,892 during 2021, 2020, and 2019, respectively. There were no capitalized interest costs in 2021, 2020, or 2019. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, in 2020, we recorded depreciation expense of $3,060 attributable to accelerated depreciation and a loss of $2,430 from the write-off of related construction in process. The total after-tax impact on Income from continuing operations was an expense of $4,365 for 2020.

NOTE 8 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 18 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. As of December 31, 2021 and 2020, assets recorded under finance leases were immaterial (See "Note 13 – Debt"). Lease expense totaled $8,679, $6,913, and $4,146 for the years ended December 31, 2021, 2020 and 2019, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Operating lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Operating leases	$8,233	$6,699
Short-term leases (1)	446	214
Total lease expense	$8,679	$6,913

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Weighted average remaining lease term of operating leases (in years)	8.9	9.4
Weighted average discount rate of operating leases	3.0%	3.1%

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$7,958	$6,338

Right of use assets obtained in exchange for lease obligations:
Operating leases	$7,137	$16,829
Finance leases	$271	$141

Maturities of operating lease liabilities as of December 31, 2021 are as follows:

Years ending December 31:
2022	$8,072
2023	7,565
2024	7,138
2025	6,247
2026	4,557
Thereafter	17,079
Total lease payments	50,658
Less: imputed interest	(6,395)
Total lease liabilities	$44,263

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 9 – TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2021	2020	2019

Taxes on income from continuing operations	$14,506	$9,867	$10,355
Income tax expense (benefit) from discontinued operations	62	(2,255)	(15,683)
Total taxes on income	$14,568	$7,612	$(5,328)

Income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2021	2020	2019
Current (benefit):
Federal	$10,891	$8,191	$9,883
State	2,745	2,474	1,664
Foreign	286	156	128
Total current	13,922	10,821	11,675
Deferred (benefit):
Federal	554	(975)	(705)
State	30	21	(615)
Total deferred	584	(954)	(1,320)
Total taxes on income	$14,506	$9,867	$10,355

Enacted on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act amended certain provisions of the tax code to allow the five-year carryback of tax basis net operating losses (“NOL”) incurred in the years 2018 through 2020. The closing of the sale of the ERV business in 2020 put the Company into a tax basis NOL position for the year as a result of the reversal of deferred tax assets that were recorded in 2019. Under the CARES Act, the Company was able to carry back the NOL to offset taxable income incurred in years prior to 2018 when the federal corporate income tax rate was 35%, as compared to the 21% tax rate at which the deferred tax assets were originally recorded. Based upon current accounting guidance, which requires that the impact of tax law changes be recorded in continuing operations, we recorded a $2,610 tax benefit in continuing operations in 2020 resulting from the rate difference as a component of Income tax expense.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2021	2020	2019
Federal income taxes at the statutory rate	$17,741	$10,113	$9,901
State tax expense, net of federal income tax benefit	2,481	1,895	577
Increase (decrease) in income taxes resulting from:
Tax rate benefit from NOL carryback due to CARES Act	-	(2,610)	-
Other deferred income tax adjustment	-	174	(75)
Non-deductible compensation	958	1,162	511
Other non-deductible expenses	-	94	115
Foreign derived intangible income deduction	-	-	(45)
Stock based compensation	(1,504)	(666)	(136)
Foreign tax expense	-	156	128
Valuation allowance adjustment	(82)	(254)	135
Unrecognized tax benefit adjustment	-	(14)	(61)
Federal research and development tax credit	(4,413)	(329)	(591)
Foreign tax credit	-	(32)	(38)
Other	(675)	178	(66)
Total	$14,506	$9,867	$10,355

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Operating lease liability	$10,917	$11,073
Warranty reserve	1,330	1,239
Inventory costs and reserves	1,862	2,066
Deferment of employer's portion Social Security tax payment	526	979
Contract assets	2,518	732
Stock-based compensation	1,361	853
Net operating loss carry-forwards, net of federal income tax benefit	880	1,664
Compensation related accruals	609	549
Credit carry-forwards net of federal income tax benefit	1,332	1,018
Other	837	445
Total deferred income tax assets	$22,172	$20,618

Deferred income tax liabilities:
Right of use assets	$(10,682)	$(10,912)
Depreciation	(4,846)	(2,832)
Intangible assets	(1,693)	(879)
Prepaid expenses	(71)	(154)
Total deferred income tax liabilities	$(17,292)	$(14,777)

Net deferred income tax assets	$4,880	$5,841
Valuation allowance	-	(82)
Net deferred tax asset	$4,880	$5,759

Based upon an assessment of the available positive and negative evidence at December 31, 2021, the total deferred income tax assets are more likely than not to be realized based on the consideration of deferred tax liability reversals and projected future taxable income. The valuation allowance for net deferred income tax assets relates to a state credit carryforward as of December 31, 2020.

At December 31, 2021 and 2020, we had state tax net operating loss carry-forwards of $1,114, which expire between years 2027-2042, and $2,106, which begin expiring in 2021, respectively. At  December 31, 2021 and 2020, we had state tax credit carry-forwards of $2,289 which expire between years 2022-2031, and $1,289, which begin expiring in 2021, respectively. At December 31, 2020, due to a current year loss in a certain state jurisdiction, we recorded a valuation allowance against the deferred tax assets related to the same state’s credit carryforward of $82.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2021, 2020 and 2019 is as follows:

	2021	2020	2019
Balance at January 1,	$1,234	$1,270	$827
Increase (decrease) related to prior year tax positions	2,935	(109)	103
Increase related to current year tax positions	1,161	101	578
Expiration of statute	(83)	(28)	(238)
Balance at December 31,	$5,247	$1,234	$1,270

As of December 31, 2021, we had an ending UTB balance of $5,247 along with $530 of interest and penalties, for a total liability of $5,777, of which $5,301 is recorded as a non-current liability and $476 as a credit offsetting deferred tax assets. The change in interest and penalties amounted to an increase of $199 in 2021, an increase of $92 in 2020, and a decrease of $209 in 2019, which were reflected in Income tax expense within our Consolidated Statement of Operations. The total amount of UTB that, if recognized, would impact our effective tax rate is $4,989 in 2021, $1,234 in 2020, and $1,270 in 2019.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The significant increase in UTB relates primarily to amounts claimed for the research and development credits. As of December 31, 2021, we are no longer subject to examination by federal taxing authorities for 2016 and earlier years, however federal carryforwards from 2016 and earlier are open to adjustment.

We also file tax returns in several states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established or are required to pay amounts in excess of our reserves, our effective income tax rate in a given fiscal period could be impacted. However, we do not expect such impacts to be material to our financial statements. An unfavorable tax settlement may require use of our cash and could result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution. We do not expect the total amount of UTB to significantly increase or decrease over the next twelve months.

NOTE 10 – TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. We had certain customers whose sales individually represented 10 percent or more of the Company's total sales as follows:

Year	Number of major customers	Combined percentage of consolidated sales	Segment
2021	1	25.1%	FVS
2020	1	29.3%	FVS
2019	2	37.9%	FVS

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

At  December 31, 2021, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability during the years ended December 31, 2021 and 2020 were as follows:

	2021	2020
Balance of accrued warranty at January 1	$5,633	$5,694
Provisions for current period sales	2,211	3,587
Cash settlements	(4,234)	(3,205)
Changes in liability for pre-existing warranties	2,076	(443)
Acquisitions	289	-
Balance of accrued warranty at December 31	$5,975	$5,633

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Spartan-Gimaex Joint Venture

In February 2015, the Company and Gimaex Holding, Inc. initiated discussions to dissolve the Spartan-Gimaex joint venture. Further to legal proceedings initiated by the Company to dissolve and liquidate the joint venture, the court appointed the Company as liquidating trustee of the joint venture. As of December 2021, the liquidation is substantially complete, and the Company does not expect any material impact to our future operating results.

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

NOTE 12 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution retirement plans which cover all employees who meet length of service and minimum age requirements. Our matching contributions vest over five years and were $2,572, $1,762, and $1,654 in 2021, 2020, and 2019. These amounts are expensed as incurred.

NOTE 13 – DEBT

Short-term debt consists of the following:

	December 31, 2021	December 31, 2020
Chassis pool agreements	$9,926	$6,503
Total short-term debt	$9,926	$6,503

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

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2021 and December 31, 2020, the Company’s outstanding chassis converter pool with manufacturers totaled $9,926 and $6,503, respectively, and the Company has included this financing agreement on the Company’s Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Long-term debt consists of the following:

	December 31, 2021	December 31, 2020
Line of credit revolver:	$-	$22,400
Finance lease obligations	450	473
Other	540	766
Total debt	990	23,639
Less current portion of long-term debt	(252)	(221)
Total long-term debt	$738	$23,418

Line of Credit Revolver

On November 30, 2021, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A. ("Wells Fargo"), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Bank of America, N.A. (the "Lenders"). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 1.10% (or one-month LIBOR plus 1.00%) at December 31, 2021. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2021 and December 31, 2020, we had outstanding letters of credit totaling $760 and $525, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $376,776 and $125,836 at December 31, 2021 and December 31, 2020, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2021 and December 31, 2020, we were in compliance with all covenants in our Credit Agreement.

In the year ended December 31, 2021 the Company paid down $22,400 of long-term debt, net of borrowings.

NOTE 14 – STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 4,056,250. Total shares remaining available for stock incentive grants under these plans totaled 1,666,736 at December 31, 2021. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and performance stock units under our Stock Incentive Plan of 2016.

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

Restricted stock activity for the years ended December 31, 2021, 2020, and 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at January 1, 2019	977	$7.97
Granted	279	9.38
Vested	(467)	7.50
Forfeited	(78)	12.13
Non-vested shares outstanding at December 31, 2019	711	8.58	0.9
Granted	172	13.07
Vested	(460)	8.42
Forfeited	(53)	11.85
Non-vested shares outstanding at December 31, 2020	370	10.02	1.0
Granted	85	36.76
Vested	(230)	11.26
Forfeited	(35)	20.45
Non-vested shares outstanding at December 31, 2021	190	$21.81	1.0

The weighted-average grant date fair value of non-vested shares granted was $36.76, $13.07, and $9.38 for the years ended December 31, 2021, 2020 and 2019. During 2021, 2020 and 2019, we recorded compensation expense, net of cancellations, of $2,542, $2,637, and $3,983, related to restricted stock awards and direct stock grants. The total income tax benefit related to restricted stock awards was $595, $453, and $759 for 2021, 2020 and 2019. For the years ended December 31, 2021, 2020 and 2019, restricted shares vested with a fair market value of $1,929, $3,876, and $3,507. As of December 31, 2021, we had unearned stock-based compensation of $2,904 associated with these restricted stock grants, which will be recognized over a weighted average of 1.5 years.

Performance Stock Units

During the year ended December 31, 2021, 2020, and 2019, we granted 84,740, 214,299, and 218,148 performance stock units ("PSUs"), respectively, to certain employees, which are earned over a three-year service period.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

30,770, 74,319, and 87,260 of the performance units granted in 2021, 2020, and 2019, respectively, are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (Net Income PSUs), which is a performance condition. 7,814, 28,505, and none of the performance units granted in 2021, 2020, and 2019, respectively, were based on certain performance criteria, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (Exceptional Performance PSUs), which is a performance condition. The number of shares that may be earned under the Net Income PSUs and Exceptional Performance PSUs can range from 0% to 200% of the target amount. The Net Income PSUs and Exceptional Performance PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period based on the probability that the performance conditions will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs and Exceptional Performance PSUs that will ultimately be earned changes. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

46,156, 111,475, and 130,888 of the performance units granted in 2021, 2020, and 2019, respectively, are earned based on achievement of certain total shareholder return results relative to a comparison group of companies ("TSR PSUs"), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs granted was calculated using the Monte Carlo simulation model which resulted in the grant date fair value for these TSR PSUs of $57.11 per unit in 2021, $18.08 per unit in 2020, and $13.71 per unit in 2019.

The Monte Carlo simulation was computed using the following assumptions:

	Granted in 2021	Granted in 2020	Granted in 2019
Three-year risk-free interest rate (1)	0.29%	0.27%	2.37%
Expected term (in years)	2.8	2.7	2.7
Estimated volatility (2)	61.9%	58.2%	53.7%

(1)	Based on the U.S. government bond benchmark on the grant date.
(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2021 was $3,663 and $310, respectively, for the year ended December 31, 2020 was $2,809 and $369, respectively, and for the year ended December 31, 2019 was $642 and $93, respectively.

The PSU activity for the years ended December 31, 2021, 2020, and 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2019	-	$-
Granted	218	11.82
Non-vested as of December 31, 2019	218	11.82
Granted	214	15.28
Forfeited	(22)	11.82
Non-vested as of December 31, 2020	410	13.63
Granted	85	48.08
Forfeited	(12)	26.94
Non-vested as of December 31, 2021	483	$19.33

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of December 31, 2021 there was $4,504 of remaining unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

Restricted Stock Units

During the year ended December 31, 2021, 2020, and 2019, we awarded 110,599 and 194,445, and 182,333, restricted stock units ("RSUs"), respectively, to certain employees and Board members. These RSUs vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of common stock. RSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant. Upon vesting, the dividend equivalents are paid in the form of cash at the discretion of the Human Resources and Compensation Committee.

The RSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2021 was $2,540 and $499, respectively, for the year ended December 31, 2020 was $1,752 and $362, respectively, and for the year ended December 31, 2019 was $656 and $130, respectively.

As of December 31, 2021 there was $3,159 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.4 years.

The RSU activity for the years ended December 31, 2021, 2020, and 2019, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2019	-	$-
Granted	182	8.98
Non-vested as of December 31, 2019	182	8.98
Granted	194	13.45
Forfeited	(6)	16.17
Vested	(158)	9.56
Non-vested as of December 31, 2020	212	12.43
Granted	111	36.76
Forfeited	(3)	37.09
Vested	(119)	14.08
Non-vested as of December 31, 2021	201	$24.51

Employee Stock Purchase Plan

We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase. During the years ended December 31, 2021, 2020, and 2019, we received proceeds of $389, $198, and $231 for the purchase of 11,000, 12,000, and 22,000 shares under the ESPP.

NOTE 15 – SHAREHOLDERS EQUITY

On April 28, 2016, our Board of Directors authorized the repurchase of up to 1.0 million shares of our common stock in open market transactions.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The following table represents our purchases of our common stock during the years ended December 31, 2021 and 2020 under the share repurchase program.

Year Ended December 31,	Shares purchased (000)	Purchase value	Remaining shares allowable to be purchased
2021	100	$3,348	409
2020	300	7,503	509

In January 2022, we repurchased the remaining 0.4 million shares for $18,884. On February 3, 2022, our Board of Directors authorized an increase in the Company’s quarterly dividend from $0.025 to $0.05 per share payable on or before March 17, 2022, to shareholders of record at the close of business on February 17, 2022. On February 17, 2022, our Board of Directors authorized the repurchase of up to $250,000 of our common stock in open market transactions. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

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

NOTE 16 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2021, 2020, and 2019 (in thousands). Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Year Ended December 31,
	2021	2020	2019
Basic weighted average common shares outstanding	35,333	35,479	35,318
Plus dilutive effect of Restricted Stock Units and Performance Stock Units	764	560	98
Diluted weighted average common shares outstanding	36,097	36,039	35,416

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

We evaluate the performance of our reportable segments based on Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast.

Our FVS segment consists of our operations at our Bristol, Indiana; Landisville, Pennsylvania; North Charleston, South Carolina; Charlotte, Michigan locations along with our operations at our upfit centers in Kansas City, Missouri; North Charleston, South Carolina; and Saltillo, Mexico. The segment focuses on designing and manufacturing walk-in vans for parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

Our SV segment consists of our Charlotte, Michigan operations that engineer and manufacture motor home chassis, other specialty chassis and distribute related aftermarket parts and assemblies. Our service truck bodies operations include locations in Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Waterville, Maine. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand, through our manufacturing operations in Pompano and West Palm Beach, Florida.

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

Sales to customers outside the United States were $11,657, $9,461, and $21,361 for the years ended December 31, 2021, 2020, and 2019, or 1.2%, 1.4%, and 2.8%, respectively, of sales for those years. All of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2021

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$624,874	$-	$-	$624,874
Motor home chassis sales	-	168,166	-	168,166
Other specialty vehicles sales	-	145,134	-	145,134
Aftermarket parts and accessories sales	34,558	19,060	-	53,618
Total sales	$659,432	$332,360	$-	$991,792

Depreciation and amortization expense	$2,654	$6,832	$1,870	$11,356
Adjusted EBITDA	108,621	32,668	(33,223)	108,066
Segment assets	174,799	202,302	70,766	447,867
Capital expenditures	16,647	4,198	2,163	23,008

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$428,499	$-	$-	$428,499
Motor home chassis sales	-	107,849	-	107,849
Other specialty vehicles sales	-	94,633	-	94,633
Aftermarket parts and accessories sales	34,956	10,036	-	44,992
Total sales	$463,455	$212,518	$-	$675,973

Depreciation and amortization expense	$3,018	$6,323	$4,562	$13,903
Adjusted EBITDA	83,292	20,900	(27,846)	76,346
Segment assets	118,444	190,306	50,299	359,049
Capital expenditures	9,423	4,263	2,260	15,946

Year Ended December 31, 2019

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$485,831	$5,278	$(5,278)	$485,831
Motor home chassis sales	-	127,130	-	127,130
Other specialty vehicles sales	-	61,259	-	61,259
Aftermarket parts and accessories sales	71,871	10,451	-	82,322
Total sales	$557,702	$204,118	$(5,278)	$756,542

Depreciation and amortization expense	$2,168	$2,402	$1,503	$6,073
Adjusted EBITDA	59,227	22,152	(17,334)	64,045
Segment assets	137,446	154,469	67,897	359,812
Capital expenditures	2,743	2,328	2,525	7,596

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report and concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2021.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.

Remediation of Previously Reported Material Weaknesses in Internal Control over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the period ended December 31, 2020, the assessment of the Company’s internal control over financial reporting determined that a material weakness in our internal controls existed as of December 31, 2020, relating to internal controls over certain processes for non-routine divestiture and business combination transactions. Specifically:

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

These control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore, we concluded that the deficiencies represented a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of December 31, 2020.

Throughout 2021, management increased accounting personnel to devote additional time and resources to internal controls over financial reporting to ensure sufficient management review specifically for the preparation, review, and approval of journal entries and account reconciliations at the Charlotte, MI location. Management conducted trainings on internal control over financial reporting for key business unit management and strengthened account reconciliation and journal entry policies and procedures within our Charlotte, MI location.

Management evaluated the design, attributes, and precision of the management review controls related to key methodologies, assumptions and inputs used by the third-party specialist with respect to the acquisition valuation and the management review controls related to accounting for the opening balances of assets acquired and liabilities assumed. An acquisition valuation review checklist was implemented that includes specific review attributes to ensure sufficient evidence of review is documented and maintained to support management’s conclusions over business combination accounting, fair value, asset acquisition and assumed liabilities resulting from a business combination. Business acquisition, divestiture, and business combination controls were evaluated, updated, and designed in 2021 to ensure fair value of and accounting for assets acquired and liabilities assumed are properly designed to mitigate the associated risks over the internal controls for financial reporting.

Throughout fiscal year 2021, the Company completed the testing of the design and operating effectiveness of the new procedures and controls. As a result, as of December 31, 2021, management concluded that the Company had remediated the previously reported material weakness in the internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

An effective internal control system, no matter how well designed, has inherent limitations, including the possibility of human error or overriding of controls, and therefore can provide only reasonable assurance with respect to reliable financial reporting. Because of its inherent limitations, our internal control over financial reporting may not prevent or detect all misstatements, including the possibility of human error, the circumvention or overriding of controls, or fraud. Effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements.

Changes in Internal Control over Financial Reporting

In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change and other than the remediation efforts discussed above, there have been no changes in our internal control over financial reporting that occurred during 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are continually monitoring and assessing the COVID-19 pandemic on our internal controls to minimize any impact it may have on their design and operating effectiveness.

Item 9B.	Other Information.

None.

Item 9C.	Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Information regarding our executive officers is included in Part I of this Form 10-K under the heading “Information about our Executive Officers.”

The Code of Ethics is available on the "Corporate Responsibility” portion of the Company's website under the "Policies and Charters" link. The Company's website address is www.theshyftgroup.com.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than as set forth below) is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2021.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	683,323	N/A (3)	1,611,592
Equity compensation plans not approved by security holders (2)	-	N/A	55,144
Total	683,323	N/A	1,666,736

(1)	Consists of The Shyft Group, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”). See “Note 14 – Stock-Based Compensation” for more information regarding this plan.

(2)

Consists of The Shyft Group, Inc. Directors’ Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their “director’s fees” in the form of the Company’s common stock. The term “director’s fees” means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company’s Board of Directors or meetings of committees of the Board, and any retainer fee paid to such persons as members of the Board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director’s fees will, on or shortly after each “applicable date,” receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director’s fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term “applicable date” means any date on which a director’s fee is payable to the participant. 1,106 shares have been issued under this plan.

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

The information required by this item is incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item is about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP [PCAOB ID No.34] incorporated by reference from our definitive proxy statement for the 2022 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting – Year Ended December 31, 2021

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Years Ended December 31, 2020 and 2019 (BDO USA, LLP; Grand Rapids, Michigan; PCAOB ID #243)

Consolidated Balance Sheets – December 31, 2021 and December 31, 2020

Consolidated Statements of Operations – Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2021, 2020 and 2019

Consolidated Statements of Cash Flows – Years Ended December 31, 2021, 2020 and 2019

Notes to Consolidated Financial Statements

Item 15(a)(2).	Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 15(a)(3).	List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

3.1	The Shyft Group, Inc. Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-K filed March 25, 2021).

3.2	The Shyft Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-K filed March 16, 2020).

4.1	The Shyft Group, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	The Shyft Group, Inc. Amended and Restated Bylaws. See Exhibit 3.2 above.

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K filed March 16, 2020).

Exhibit Number

10.1	The Shyft Group, Inc. Directors’ Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Form S-8 filed August 14, 2002).*

10.2	Form of Indemnification Agreement for directors and executive officers.*

10.3	The Shyft Group, Inc. Leadership Team Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 10-! filed August 5, 2015). *

10.4	The Shyft Group, Inc. Management Severance Plan effective July 26, 2017 (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed May 3, 2018).*

10.5	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed March 14, 2008).*

10.6

The Shyft Group, Inc. Stock Incentive Plan of 2016, as amended by the First Amendment to Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 10, 2020).*

10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 7, 2009).*

10.8	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.15 to the Form 10-K filed March 25, 2021).*

10.9	Form of Restricted Stock Unit Agreement (employees) (incorporated by reference to Exhibit 10.16 to the Form 10-K filed March 25, 2021).*

10.10	Form of Restricted Stock Unit Agreement (non-employee directors).*

10.11	Employment Offer Letter dated July 22, 2014, from the Company to Daryl M. Adams (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 4, 2014). *

10.12	Employment Offer Letter dated January 21, 2020 from the Company to Jonathan C. Douyard (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 16, 2020).*

10.13	Employment Offer Letter dated May 31, 2019 from the Company to Todd A. Heavin (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 1, 2019). *

10.14	Employment Offer Letter dated December 23, 2014 from the Company to Steve Guillaume (incorporated by reference to Exhibit 10.24 to the Form 10-K filed March 9, 2016), as updated by a letter dated May 11, 2015 from the Company to Mr. Guillaume (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 9, 2016).*

10.15	Amended and Restated Credit Agreement dated November 30, 2021, by and among the Company and certain of Company's subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 1, 2021).

21	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting firm.

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

Exhibit Number

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

THE SHYFT GROUP, INC.

February 24, 2022	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 24, 2022	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

February 24, 2022	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial and Accounting Officer)

February 24, 2022	By	/s/ James A. Sharman
James A. Sharman, Director

February 24, 2022	By	/s/ Thomas R. Clevinger
Thomas R. Clevinger, Director

February 24, 2022	By	/s/ Michael Dinkins
Michael Dinkins, Director

February 24, 2022	By	/s/ Ronald E. Harbour
Ronald E. Harbour, Director

February 24, 2022	By	/s/ Angela K. Freeman
Angela K. Freeman, Director

February 24, 2022	By	/s/ Paul A. Mascarenas
Paul A. Mascarenas, Director

February 24, 2022	By	/s/ Terri Pizzuto
Terri Pizzuto, Director

February 24, 2022	By	/s/ Mark Rourke
Mark Rourke, Director

 APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THE SHYFT GROUP, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period

Year ended December 31, 2021:

Allowance for doubtful accounts	$116	$149	$-	$(78)	$187

Year ended December 31, 2020:

Allowance for doubtful accounts	$228	$69	$-	$(181)	$116

Year ended December 31, 2019:

Allowance for doubtful accounts	$99	$415	$-	$(286)	$228