Form 10-Q
period 2022-03-31
SHYFT GROUP, INC.
filed 2022-04-28
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 22, 2022
Common Stock	35,038,437 shares

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

Risk Factors include the risk factors listed and more fully described in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on February 24, 2022, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below, “Risk Factors”, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. Those risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission.

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. Solely for convenience, some of the copyrights, trademarks, service marks and trade names referred to in this Quarterly Report on Form 10-Q are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this Quarterly Report on Form 10-Q are, to our knowledge, the property of their respective owners.

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$3,691	$37,158
Accounts receivable, less allowance of $133 and $187	80,769	87,262
Contract assets	32,989	21,483
Inventories	91,256	67,184
Other receivables – chassis pool agreements	9,198	9,926
Other current assets	12,041	10,813
Total current assets	229,944	233,826
Property, plant and equipment, net	64,359	61,057
Right of use assets – operating leases	56,239	43,316
Goodwill	48,880	48,880
Intangible assets, net	52,129	52,981
Net deferred tax assets	4,880	4,880
Other assets	2,709	2,927
TOTAL ASSETS	$459,140	$447,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,968	$82,442
Accrued warranty	5,649	5,975
Accrued compensation and related taxes	12,947	19,064
Contract liabilities	5,193	988
Operating lease liability	9,411	7,934
Other current liabilities and accrued expenses	7,710	9,256
Short-term debt – chassis pool agreements	9,198	9,926
Current portion of long-term debt	248	252
Total current liabilities	140,324	135,837
Other non-current liabilities	7,923	8,108
Long-term operating lease liability	47,952	36,329
Long-term debt, less current portion	35,245	738
Total liabilities	231,444	181,012
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,027 and 35,416 outstanding	87,053	95,375
Retained earnings	140,542	171,379
Total Shyft Group, Inc. shareholders’ equity	227,595	266,754
Non-controlling interest	101	101
Total shareholders' equity	227,696	266,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$459,140	$447,867

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2022	2021

Sales	$206,883	$197,888
Cost of products sold	180,952	157,902
Gross profit	25,931	39,986

Operating expenses:
Research and development	4,927	782
Selling, general and administrative	26,552	24,537
Total operating expenses	31,479	25,319

Operating income (loss)	(5,548)	14,667

Other income (expense)
Interest income (expense)	(154)	170
Other income (expense)	(35)	183
Total other income (expense)	(189)	353

Income (loss) from continuing operations before income taxes	(5,737)	15,020
Income tax expense (benefit)	(1,885)	3,490
Income (loss) from continuing operations	(3,852)	11,530
Income from discontinued operations, net of income taxes	-	81
Net income (loss)	(3,852)	11,611
Less: net income attributable to non-controlling interest	-	35

Net income (loss) attributable to The Shyft Group Inc.	$($3,852)	$11,576

Basic earnings (loss) per share
Continuing operations	$(0.11)	$0.33
Discontinued operations	-	-
Basic earnings per share	$(0.11)	$0.33

Diluted earnings (loss) per share
Continuing operations	$(0.11)	$0.32
Discontinued operations	-	-
Diluted earnings per share	$(0.11)	$0.32

Basic weighted average common shares outstanding	35,108	35,312
Diluted weighted average common shares outstanding	35,108	36,191

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(3,852)	$11,611
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,969	2,571
Non-cash stock based compensation expense	1,648	1,642
Deferred income taxes	-	134
(Gain) on disposal of assets	(10)	(142)
Changes in accounts receivable and contract assets	(5,012)	(30,149)
Changes in inventories	(24,072)	(12,115)
Changes in accounts payable	7,594	27,472
Changes in accrued compensation and related taxes	(7,966)	(4,736)
Changes in accrued warranty	(326)	686
Change in other assets and liabilities	1,243	1,723
Net cash used in operating activities	(27,784)	(1,303)

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,514)	(5,914)
Proceeds from sale of property, plant and equipment	29	-
Acquisition of business, net of cash acquired	-	404
Net cash used in investing activities	(5,485)	(5,510)

Cash flows from financing activities:
Proceeds from long-term debt	45,000	-
Payments on long-term debt	(10,000)	-
Payment of dividends	(1,886)	(889)
Purchase and retirement of common stock	(26,789)	(3,348)
Issuance and vesting of stock incentive awards	(6,523)	104
Net cash used in financing activities	(198)	(4,133)

Net (decrease) in cash and cash equivalents	(33,467)	(10,946)
Cash and cash equivalents at beginning of period	37,158	20,995
Cash and cash equivalents at end of period	$3,691	$10,049

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	3	(8,372)	-	-	(8,372)
Dividends declared ($0.05 per share)	-	-	(1,794)	-	(1,794)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	215	-	-	-	-
Non-cash stock based compensation expense	-	1,648	-	-	1,648
Net loss	-	-	(3,852)	-	(3,852)
Balance at March 31, 2022	35,027	$87,053	$140,542	$101	$227,696

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2020	35,344	$91,044	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	3	(2,255)	-	-	(2,255)
Dividends declared ($0.025 per share)	-	-	(983)	-	(983)
Purchase and retirement of common stock	(100)	(260)	(3,088)	-	(3,348)
Issuance of restricted stock, net of cancellation	61	-	-	-	-
Non-cash stock based compensation expense	-	1,642	-	-	1,642
Net income	-	-	11,576	35	11,611
Balance at March 31, 2021	35,308	$90,171	$116,791	$(136)	$206,826

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2022, and our results of operations and cash flows for the three months ended March 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022. The results of operations for the three months ended March 31, 2022, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the three months ended March 31, 2022 and March 31, 2021, included $1,443 and $2,899 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 4 – Debt" for further information about the chassis pool agreements.

Potential Effect of Antidilution on Earnings Per Share

The potential effect of 670 thousand restricted stock units and performance stock units are excluded from the diluted earnings per share calculation for the three months ended March 31, 2022, as inclusion would be antidilutive.

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our emergency response vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The results of the ERV business have been reclassified to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three months ended March 31, 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Income from discontinued operations presented in the Condensed Consolidated Statement of Operations are summarized below:

	Three Months Ended March 31,
	2022	2021
Other income	$-	$109
Income from discontinued operations before taxes	-	109
Income tax (expense)	-	(28)
Income from discontinued operations, net of income taxes	$-	$81

There were no depreciation and amortization expenses or capital expenditures for the discontinued operations for the three months ended March 31, 2022 and 2021.

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2022	December 31, 2021
Finished goods	$4,230	$2,990
Work in process	3,349	2,471
Raw materials and purchased components	83,677	61,723
Total inventories	$91,256	$67,184

NOTE 4 – DEBT

Short-term debt consists of the following:

	March 31, 2022	December 31, 2021
Chassis pool agreements	$9,198	$9,926
Total short-term debt	$9,198	$9,926

Chassis Pool Agreements

The Company obtains certain vehicle chassis for its walk-in vans, truck bodies and specialty vehicles directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers with receipt at our facilities dependent on manufacturer’s production schedules. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer).

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

Long-term debt consists of the following:

	March 31, 2022	December 31, 2021
Line of credit revolver	$35,000	$-
Finance lease obligation	493	450
Other	-	540
Total debt	35,493	990
Less current portion of long-term debt	(248)	(252)
Total long-term debt	$35,245	$738

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

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 1.45% (or one-month LIBOR plus 1.00%) at March 31, 2022. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1,110 and $760, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $271,954 and $376,776 at March 31, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 5 – REVENUE

Changes in our contract assets and liabilities for the three months ended March 31, 2022 and 2021 are summarized below:

	March 31, 2022	March 31, 2021
Contract Assets
Contract assets, beginning of period	$21,483	$9,414
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(18,635)	(8,977)
Contract assets recognized, net of reclassification to receivables	30,141	20,211
Contract assets, end of period	$32,989	$20,648

Contract Liabilities
Contract liabilities, beginning of period	$988	$756
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(988)	(567)
Cash received in advance and not recognized as revenue	5,193	274
Contract liabilities, end of period	$5,193	$463

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within Fleet Vehicles and Services (“FVS”) are now a part of Specialty Vehicles (“SV”). Corresponding items of segment information for earlier periods have been recast.

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $1,148,700 and $123,999, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended March 31, 2022
	FVS	SV	Total
Primary geographical markets
United States	$111,336	$94,183	$205,519
Other	1,361	3	1,364
Total sales	$112,697	$94,186	$206,883

Timing of revenue recognition
Products transferred at a point in time	$9,555	$52,851	$62,406
Products and services transferred over time	103,142	41,335	144,477
Total sales	$112,697	$94,186	$206,883

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2021
	FVS	SV	Total
Primary geographical markets
United States	$121,230	$74,045	$195,275
Other	2,594	19	2,613
Total sales	$123,824	$74,064	$197,888

Timing of revenue recognition
Products transferred at a point in time	$6,801	$42,293	$49,094
Products and services transferred over time	117,023	31,771	148,794
Total sales	$123,824	$74,064	$197,888

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2022	December 31, 2021
Land and improvements	$9,810	$9,810
Buildings and improvements	46,150	45,724
Plant machinery and equipment	49,637	49,305
Furniture and fixtures	21,099	20,421
Vehicles	2,685	2,607
Construction in process	16,449	12,700
Subtotal	145,830	140,567
Less accumulated depreciation	(81,471)	(79,510)
Total property, plant and equipment, net	$64,359	$61,057

We recorded depreciation expense of $2,125 and $1,741 during the three months ended March 31, 2022 and 2021, respectively.

NOTE 7 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 18 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. Assets recorded under finance leases were immaterial (See "Note 4 – Debt").

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended March 31,
	2022	2021
Operating leases	$2,238	$1,954
Short-term leases(1)	38	38
Total lease expense	$2,276	$1,992

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	Three Months Ended March 31,
	2022	2021
Weighted average remaining lease term of operating leases (in years)	8.5	9.3
Weighted average discount rate of operating leases	2.7%	3.1%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$2,061	$1,914

Right of use assets obtained in exchange for lease obligations:
Operating leases	$14,955	$60
Finance leases	$121	$-

Maturities of operating lease liabilities as of March 31, 2022 are as follows:

Years ending December 31:
2022(1)	$9,565
2023	9,587
2024	9,085
2025	8,236
2026	6,598
Thereafter	26,046
Total lease payments	69,117
Less: imputed interest	(11,754)
Total lease liabilities	$57,363

(1) Excluding the three months ended March 31, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2022, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Three Months Ended March 31,
	2022	2021
Balance of accrued warranty at January 1	$5,975	$5,633
Provisions for current period sales	793	824
Changes in liability for pre-existing warranties	(174)	677
Cash settlements	(945)	(814)
Balance of accrued warranty at March 31	$5,649	$6,320

Legal Proceedings Relating to Environmental Matters

As previously disclosed, in May 2020, the Company received an information request from the United States Environmental Protection Agency (“EPA”) requesting certain information regarding emissions labels on chassis, vocational vehicles, and vehicles that the Company manufactured or imported into the U.S. between January 1, 2017 to the date the Company received the request in May 2020. The Company responded to the EPA’s request and furnished the requested materials in the third quarter of 2020.

On April 6, 2022, the Company received a Notice of Violation from the EPA alleging a failure to secure certain certifications on manufactured chassis and a failure to comply with recordkeeping and reporting requirements related to supplier-provided chassis. The Company continues to investigate this matter, including potential defenses, and will continue discussions with the EPA regarding the allegations. At this time, it is not possible to estimate the potential fines or penalties that the Company may incur (if any) for this matter.

NOTE 9 – TAXES ON INCOME

Our effective income tax rate was a tax benefit of (32.9%) and a tax expense of 23.2% for the three months ended March 31, 2022 and 2021, respectively.

The effective tax rate of a benefit of (32.9%) for the three months ended March 31, 2022 is higher than the U.S. statutory tax rate of 21% due to a discrete tax benefit related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

The effective tax rate of an expense of 23.2% for the three months ended March 31, 2021 is higher than the U.S. statutory tax rate of 21% primarily because of state income taxes at their statutory rates partially offset by a discrete tax benefit related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

NOTE 10 – BUSINESS SEGMENTS

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

Our FVS segment manufactures commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, which are marketed and sold as Utilimaster Upfit Services.

Our Specialty Vehicles segment includes our Spartan RV chassis operations, Builtmore Contract Manufacturing operations, service truck bodies operations, vocation-specific equipment upfit services marketed under the Strobes-R-Us brand, and distribution of related aftermarket parts and accessories.

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

	Three Months Ended March 31, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$103,142	$-	$-	$103,142
Motor home chassis sales	-	44,891	-	44,891
Other specialty vehicle sales	-	44,706	-	44,706
Aftermarket parts and accessories sales	9,555	4,589	-	14,144
Total sales	$112,697	$94,186	$-	$206,883

Depreciation and amortization expense	$748	$1,661	$560	$2,969
Adjusted EBITDA	(871)	10,099	(9,871)	(643)
Segment assets	209,954	210,897	38,289	459,140
Capital expenditures	4,133	234	1,078	5,445

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$117,026	$-	$-	$117,026
Motor home chassis sales	-	35,268	-	35,268
Other specialty vehicle sales	-	34,728	-	34,728
Aftermarket parts and accessories sales	6,798	4,068	-	10,866
Total sales	$123,824	$74,064	$-	$197,888

Depreciation and amortization expense	$514	$1,714	$343	$2,571
Adjusted EBITDA	17,866	7,360	(6,055)	19,171
Segment assets	159,519	217,073	34,941	411,533
Capital expenditures	4,142	3,005	292	7,439

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $206.9 million for the first quarter of 2022, an increase of 4.5% compared to $197.9 million for the first quarter of 2021.
●	Gross Margin of 12.5% for the first quarter of 2022, compared to 20.2% for the first quarter of 2021.
●	Operating expense of $31.5 million, or 15.2% of sales for the first quarter of 2022, compared to $25.3 million, or 12.8% of sales for the first quarter of 2021.
●	Operating loss of $5.5 million for the first quarter of 2022, compared to income of $14.7 million for the first quarter of 2021.
●	Income tax benefit of $1.9 million for the first quarter of 2022, compared to expense of $3.5 million for the first quarter of 2021.
●	Loss from continuing operations of $3.9 million for the first quarter of 2022, compared to income of $11.5 million for the first quarter of 2021.
●	Diluted loss per share from continuing operations of $0.11 for the first quarter of 2022, compared to earnings per share of $0.32 for the first quarter of 2021.
●	Order backlog of $1,272.7 million at March 31, 2022, an increase of $606.2 million or 91.0% from our backlog of $666.5 million at March 31, 2021.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

In March 2022, we announced Blue Arc™ EV Solutions, a new go-to-market brand alongside a trio of initial product offerings—an industry-first commercial grade purpose-built EV chassis; a fully reimagined from the ground up all-electric Class 3 delivery walk-in van; and a fully portable, remote-controlled charging station, the Power Cube™.

○	The proprietary battery-powered chassis features customizable length and wheelbase, making it well-suited to serve a wide range of medium-duty trucks and end uses. The chassis’ modular design will accommodate multiple weight ratings and classifications, based on build-out and usage. The lithium-ion battery packs provide an approximate range of 150 to 175 miles with the opportunity to enhance range through expanded battery options.

○

The Blue Arc delivery van is a 100% battery-powered Class 3 electric commercial delivery vehicle, designed for high-frequency, last-mile delivery fleets. A spacious cargo area features 635-800 cubic feet of storage and offers a choice of vocational packages specifically designed for functionality.

○	The Blue Arc ecosystem also includes the Power Cube, a fully portable remote-controlled charging station with onboard energy storage to serve a variety of commercial vehicle needs. Understanding that lack of EV infrastructure is one of the roadblocks to adoption, the Power Cube offers a unique solution, providing a mobile, customizable, commercial grade EV charger that does not need to be connected to the grid.

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

●

Royal Truck Body’s new Severe Duty body, built to fit General Motors’ medium duty truck class and Ford's Super Duty truck class, includes more standard features than any other service body on the market. With its fortress five-point lock system, 10-gauge steel box tops treated with a protective Poly eurea coating and 3/8″ tread plate steel floors, this work truck is built to last and is ideal for contractors and business owners that need heavy-duty work trucks.

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

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 24, 2022.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2022	2021
Sales	100.0	100.0
Cost of products sold	87.5	79.8
Gross profit	12.5	20.2
Operating expenses:
Research and development	2.4	0.4
Selling, general and administrative	12.8	12.4
Operating income (loss)	(2.7)	7.4
Other income (expense), net	(0.1)	0.2
Income (loss) from continuing operations before income taxes	(2.8)	7.6
Income tax expense (benefit)	(0.9)	1.8
Income (loss) from continuing operations	(1.9)	5.8
Income from discontinued operations, net of income taxes	-	0.0
Non-controlling interest	-	0.0
Net income (loss) attributable to The Shyft Group, Inc.	(1.9)	5.8

Quarter Ended March 31, 2022 Compared to the Quarter Ended March 31, 2021

Sales

For the quarter ended March 31, 2022, we reported consolidated sales of $206.9 million, compared to $197.9 million for the first quarter of 2021, an increase of $9.0 million or 4.5%. This increase reflects favorable pricing implemented to offset material and labor inflation, and strong demand in our Specialty Vehicles (“SV”) segment, partially offset by lower sales volumes in our Fleet Vehicles and Services (“FVS”) segment due to supply chain constraints.

Cost of Products Sold

Cost of products sold was $181.0 million in the first quarter of 2022, compared to $157.9 million for the first quarter of 2021, an increase of $23.1 million or 14.6%. Cost of products sold increased $15.6 million due to higher material and labor costs, $6.2 million due to lower productivity in locations impacted by supply chain constraints, and $6.0 million in mix and other costs, partially offset by lower volumes of $4.7 million.

Gross Profit

Gross profit was $25.9 million for the first quarter of 2022, compared to $40.0 million for the first quarter of 2021, a decrease of $14.1 million or (35.2%). Gross profit decreased $15.6 million due to higher material and labor costs, $6.2 million due to lower productivity in locations impacted by supply chain constraints and $3.2 million in volume and other costs, partially offset by price and mix increases of $10.9 million.

Operating Expenses

Operating expenses were $31.5 million for the first quarter of 2022, compared to $25.3 million for the first quarter of 2021, an increase of $6.2 million or 24.3%. Research and development expense for the first quarter of 2022 was $4.9 million, compared to $0.8 million in the first quarter of 2021, an increase of $4.1 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $26.6 million in the first quarter of 2022, compared to $24.5 million for the first quarter of 2021, an increase of $2.1 million, primarily driven by an increase in compensation expense related to growth and expenses related to electric vehicle development initiatives.

Other Income (Expense)

Interest expense was $0.2 million for the first quarter of 2022, compared to income of $0.2 million for the first quarter of 2021, driven by higher borrowing and finance lease costs. Other expense was insignificant for the first quarter of 2022, compared to income of $0.2 million for the first quarter of 2021.

Income Tax Expense (Benefit)

Our effective income tax rate was a tax benefit of (32.9%) in the first quarter of 2022, compared to a tax expense of 23.2% in the first quarter of 2021. The effective tax rate for 2022 reflects the impact of current statutory income tax rates on our Loss from continuing operations before income taxes combined with a discrete tax benefit related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

The effective tax rate for the three months ended March 31, 2022 compares unfavorably to the comparable period in 2021 as both quarters experienced a discrete tax benefit related to stock compensation expense. In 2022 this discrete tax benefit was recorded together with a tax benefit incurred from the Loss from continuing operations before income taxes and increased the effective tax rate, whereas in 2021 the benefit reduced the tax expense recorded from Income from continuing operations before income taxes, reducing the effective tax rate.

Income (Loss) from Continuing Operations

Income (loss) from continuing operations for the first quarter of 2022 decreased by $15.4 million to a loss of ($3.9) million compared to income of $11.5 million for the first quarter of 2021. On a diluted per share basis, Income from continuing operations decreased $0.43 to a loss per share of ($0.11) for the first quarter of 2022 compared to earnings of $0.32 per share for the first quarter of 2021. Driving this increase were the factors noted above.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes for the first quarter of 2022 decreased by $0.1 million to none compared to $0.1 million for the first quarter of 2021, primarily attributable to 2021 winddown activities subsequent to the ERV divestiture not repeated in 2022.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first quarter of 2022 was ($0.6) million, compared to $19.2 million for the first quarter of 2021, a decrease of $19.8 million or (103.4%).

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2022 compared to the same period for 2021 (in millions):

Adjusted EBITDA three months ended March 31, 2021	$19.2
Product pricing and mix	10.9
Material and labor costs net of productivity	(21.8)
EV development costs	(4.4)
Sales volume and other	(3.2)
General and administrative costs and other	(1.3)
Adjusted EBITDA three months ended March 31, 2022	$(0.6)

Order Backlog

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast.

Our order backlog by reportable segment is summarized in the following table (in thousands):

	March 31, 2022	March 31, 2021
Fleet Vehicles and Services	$1,148,700	$	$ 585,019
Specialty Vehicles	123,999		81,481
Total consolidated	$1,272,699		$666,500

The consolidated backlog at March 31, 2022, totaled $1,272.7 million, up 91.0%, compared to $666.5 million at March 31, 2021, which reflects strong demand for vehicles across the Company’s product portfolio.

Our Fleet Vehicles and Services backlog increased by $563.7 million, or 96.4%, which reflects strong demand for vehicles across the segment’s walk in van, Velocity and Truck Body products. Our Specialty Vehicles segment backlog increased by $42.5 million, or 52.2%, due to increased motor home chassis and service truck body orders.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Income from continuing operations	$(3,852)	$11,530
Net (income) attributable to non-controlling interest	-	(35)
Add (subtract):
Interest expense (income)	154	(170)
Depreciation and amortization expense	2,969	2,571
Income tax expense (benefit)	(1,885)	3,490
Restructuring and other related charges	107	-
Acquisition related expenses and adjustments	216	143
Non-cash stock based compensation expense	1,648	1,642
Adjusted EBITDA	$(643)	$19,171

Our Segments

As of October 1, 2021, the composition of both reportable segments changed due to an internal reorganization as certain businesses previously managed and reported within FVS are now a part of SV. Corresponding items of segment information for earlier periods have been recast.

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: FVS and SV.

For certain financial information related to each segment, see "Note 10 – Business Segments," of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$112,697	100.0%	$123,824	100.0%
Adjusted EBITDA	(871)	(0.8%)	17,866	14.4%

Sales in our FVS segment were $112.7 million for the first quarter of 2022, compared to $123.8 million for the first quarter of 2021, a decrease of $11.1 million or (9.0%). This decrease was primarily attributable to a sales volume decrease due to supply chain constraints, partially offset by pricing actions.

Adjusted EBITDA in our FVS segment for the first quarter of 2022 was ($0.9) million compared to $17.9 million for the first quarter of 2021, a decrease of $18.7 million or (104.9%). This decrease was primarily attributable to $8.1 million in material and labor inflation, $6.6 million lower productivity due to supply chain constraints, $6.5 million in manufacturing and other costs. These costs were partially offset by pricing and mix of $2.5 million.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$94,186	100.0%	$74,064	100.0%
Adjusted EBITDA	10,099	10.7%	7,360	9.9%

Sales in our SV segment were $94.2 million in the first quarter of 2022, compared to $74.1 million for the first quarter of 2021, an increase of $20.1 million or 27.2%. This increase was due to strong sales volume growth coupled with pricing actions to offset material and labor inflation.

Adjusted EBITDA for our SV segment for the first quarter of 2022 was $10.1 million, compared to $7.4 million for the first quarter of 2021, an increase of $2.7 million or 37.2%. This increase was primarily attributable to favorable pricing and mix of $8.8 million, volume and productivity of $2.6 million, offset by material and labor costs of $7.6 million and increased operating expenses of $1.1 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $33.5 million from December 31, 2022, to a balance of $3.7 million as of March 31, 2022. These funds, in addition to cash generated from future operations and availability under our existing credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $27.8 million of cash from operating activities during the quarter ended March 31, 2022, an increase in cash used of $26.5 million from $1.3 million of cash used by operating activities during the quarter ended March 31, 2021. Cash flow from operating activities decreased due to a $15.1 million decrease in net income (loss) adjusted for non-cash charges to operations and a $11.4 million decrease in the change in net working capital. The change in net working capital is primarily attributable to a $12.0 million decrease in the change in inventories, a $19.9 decrease in the change in payables, $4.7 million decrease in other assets and liabilities, partially offset by a $25.2 million increase in the change in receivables and contract assets.

As of March 31, 2022, receivables decreased by $6.5 million compared to the prior year end, primarily due to improved timing of cash receipts. Inventories increased by $24.1 million primarily due to increased raw material inventories relative to finished goods due to industry wide supply chain interruptions. Payables increased by $7.5 million primarily due to increased sales partially offset by the Company’s continued focus on extending payment terms with suppliers. Contract assets increased $11.5 million primarily due to increased production and industry wide supply chain constraints.

Cash Flow from Investing Activities

We used $5.5 million in investing activities during the quarter ended March 31, 2022, an insignificant decrease compared to the $5.5 million used during the quarter ended March 31, 2021. The decrease in cash used in investing activities is primarily due to a $0.4 million inflow related to business acquisition in the first quarter of 2021 not repeated in the first quarter of 2022 offset by a $0.4 million decrease in the purchases of property, plant and equipment.

Cash Flow from Financing Activities

We used $0.2 million of cash through financing activities during the quarter March 31, 2022, compared to $4.1 million used during the quarter ended March 31, 2021. The $3.9 million decrease in cash used in financing activities is primarily attributable to $10.0 million increased payments on long-term debt, $1.0 million increase in the payment of dividends, $23.4 million increase in the purchase and retirement of common stock, $6.6 million increase in the issuance and vesting of stock incentive awards, partially offset by $45.0 million of increased proceeds from long-term debt.

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

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 1.45% (or one-month LIBOR plus 1.00%) at March 31, 2022. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1.1 million and $0.8 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $272.0 million and $376.8 million at March 31, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2022, we repurchased 607,306 shares for $26.8 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	$0.050
Nov. 5, 2021	Nov. 6, 2021	Dec. 16, 2021	$0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	$0.025
May 7, 2021	May 18, 2021	June 18, 2021	$0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	$0.025

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2022, we had $35.0 million debt outstanding under our revolving line of credit agreement. An increase of 100 basis points in interest rates would result in $0.4 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in Part 1, Item 1, "Note 4 – Debt" of this Form 10-Q. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR. When LIBOR ceases to exist, our interest expense is not expected to increase materially. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

Despite the fact that many of our employees are working remotely due to the COVID-19 pandemic, these remote work arrangements have not resulted in changes in our internal controls over financial reporting (as defined in Rule 13(a)-15(f) or Rule 15d-15(f) of the Exchange Act); however, we are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

There have been no changes during the quarter ended March 31, 2022, in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

See “Note 8 – Commitments and Contingent Obligations,” included in Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” within this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2021 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2022, we repurchased 607,306 shares for $26.8 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(1) (In millions)
January 1 to January 31	408,994	$46.14	408,994	$-
February 1 to February 28	183,006	40.98	21,108	249.2
March 1 to March 31	225,215	39.54	177,204	242.1
Total	817,215		607,306

(1) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

During the quarter ended March 31, 2022, 209,909 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.8.1	Form of Performance Share Unit Agreement (2022 LTI)*

10.9.1	Form of Restricted Stock Unit Agreement (2022 LTI)*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2022	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer