Form 10-Q
period 2022-06-30
SHYFT GROUP, INC.
filed 2022-07-28
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 22, 2022
Common Stock	35,069,522 shares

THE SHYFT GROUP, INC.

FORWARD-LOOKING STATEMENTS

This Form 10-Q contains some statements that are not historical facts. These statements are called “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve important known and unknown risks, uncertainties and other factors and generally can be identified by phrases using “estimate,” “anticipate,” “believe,” “project,” “expect,” “intend,” “predict,” “potential,” “future,” “may,” “will,” “should” or similar expressions or words. The Shyft Group, Inc.'s (the “Company,” “we,” “us” or “our”) future results, performance or achievements may differ materially from the results, performance or achievements discussed in the forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“Risk Factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$6,607	$37,158
Accounts receivable, less allowance of $162 and $187	79,241	87,262
Contract assets	42,368	21,483
Inventories	102,010	67,184
Other receivables – chassis pool agreements	23,636	9,926
Other current assets	13,698	10,813
Total current assets	267,560	233,826
Property, plant and equipment, net	66,169	61,057
Right of use assets – operating leases	54,426	43,316
Goodwill	48,880	48,880
Intangible assets, net	51,029	52,981
Net deferred tax assets	5,312	4,880
Other assets	1,637	2,927
TOTAL ASSETS	$495,013	$447,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,259	$82,442
Accrued warranty	5,596	5,975
Accrued compensation and related taxes	12,918	19,064
Contract liabilities	1,359	988
Operating lease liability	9,706	7,934
Other current liabilities and accrued expenses	9,856	9,256
Short-term debt – chassis pool agreements	23,636	9,926
Current portion of long-term debt	192	252
Total current liabilities	153,522	135,837
Other non-current liabilities	7,004	8,108
Long-term operating lease liability	46,188	36,329
Long-term debt, less current portion	55,263	738
Total liabilities	261,977	181,012
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,063 and 35,416 outstanding	88,894	95,375
Retained earnings	144,041	171,379
Total Shyft Group, Inc. shareholders’ equity	232,935	266,754
Non-controlling interest	101	101
Total shareholders' equity	233,036	266,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$495,013	$447,867

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales	$232,195	$243,982	$439,078	$441,870
Cost of products sold	190,077	192,076	371,029	349,978
Gross profit	42,118	51,906	68,049	91,892

Operating expenses:
Research and development	7,563	940	12,490	1,722
Selling, general and administrative	26,860	28,740	53,412	53,277
Total operating expenses	34,423	29,680	65,902	54,999

Operating income	7,695	22,226	2,147	36,893

Other income (expense)
Interest expense	(463)	(227)	(617)	(57)
Other income (expense)	(488)	506	(523)	689
Total other income (expense)	(951)	279	(1,140)	632

Income from continuing operations before income taxes	6,744	22,505	1,007	37,525
Income tax expense (benefit)	1,461	5,552	(424)	9,042
Income from continuing operations	5,283	16,953	1,431	28,483
Income from discontinued operations, net of income taxes	-	-	-	81
Net income	5,283	16,953	1,431	28,564
Less: net income attributable to non-controlling interest	-	990	-	1,025

Net income attributable to The Shyft Group Inc.	$5,283	$15,963	$1,431	$27,539

Basic earnings per share
Continuing operations	$0.15	$0.45	$0.04	$0.78
Discontinued operations	-	-	-	-
Basic earnings per share	$0.15	$0.45	$0.04	$0.78

Diluted earnings per share
Continuing operations	$0.15	$0.44	$0.04	$0.76
Discontinued operations	-	-	-	-
Diluted earnings per share	$0.15	$0.44	$0.04	$0.76

Basic weighted average common shares outstanding	35,049	35,333	35,078	35,322
Diluted weighted average common shares outstanding	35,243	36,190	35,437	36,191

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$1,431	$28,564
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	6,696	5,330
Non-cash stock based compensation expense	3,708	4,492
Deferred income taxes	(432)	134
Loss (Gain) on disposal of assets	481	(105)
Changes in accounts receivable and contract assets	(12,863)	(42,639)
Changes in inventories	(34,826)	(21,992)
Changes in accounts payable	7,333	27,721
Changes in accrued compensation and related taxes	(6,146)	665
Changes in accrued warranty	(379)	989
Change in other assets and liabilities	(1,672)	69
Net cash provided by (used in) operating activities	(36,669)	3,228

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,010)	(12,373)
Proceeds from sale of property, plant and equipment	148	15
Acquisition of business, net of cash acquired	-	404
Net cash used in investing activities	(9,862)	(11,954)

Cash flows from financing activities:
Proceeds from long-term debt	85,000	15,000
Payments on long-term debt	(30,000)	(15,000)
Payment of dividends	(3,640)	(1,776)
Purchase and retirement of common stock	(26,789)	(3,348)
Issuance and vesting of stock incentive awards	(8,591)	(2,967)
Net cash provided by (used in) financing activities	15,980	(8,091)

Net decrease in cash and cash equivalents	(30,551)	(16,817)
Cash and cash equivalents at beginning of period	37,158	20,995
Cash and cash equivalents at end of period	$6,607	$4,178

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	3	(8,372)	-	-	(8,372)
Dividends declared ($0.05 per share)	-	-	(1,794)	-	(1,794)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	215	-	-	-	-
Non-cash stock based compensation expense	-	1,648	-	-	1,648
Net loss	-	-	(3,852)	-	(3,852)
Balance at March 31, 2022	35,027	$87,053	$140,542	$101	$227,696
Issuance of common stock and tax impact of stock incentive plan	3	(219)	-	-	(219)
Dividends declared ($0.05 per share)	-	-	(1,784)	-	(1,784)
Issuance of restricted stock, net of cancellation	33	-	-	-	-
Non-cash stock based compensation expense	-	2,060	-	-	2,060
Net income	-	-	5,283	-	5,283
Balance at June 30, 2022	35,063	88,894	144,041	101	233,036

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2020	35,344	$91,044	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	3	(2,255)	-	-	(2,255)
Dividends declared ($0.025 per share)	-	-	(983)	-	(983)
Purchase and retirement of common stock	(100)	(260)	(3,088)	-	(3,348)
Issuance of restricted stock, net of cancellation	61	-	-	-	-
Non-cash stock based compensation expense	-	1,642	-	-	1,642
Net income	-	-	11,576	35	11,611
Balance at March 31, 2021	35,308	$90,171	$116,791	$(136)	$206,826
Issuance of common stock and tax impact of stock incentive plan	2	(712)	-	-	(712)
Dividends declared ($0.025 per share)	-	-	(901)	-	(901)
Issuance of restricted stock, net of cancellation	36	-	-	-	-
Non-cash stock based compensation expense	-	2,850	-	-	2,850
Net income	-	-	15,963	990	16,953
Balance at June 30, 2021	35,346	92,309	131,853	854	255,016

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2022, and our results of operations and cash flows for the three and six months ended June 30, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022. The results of operations for the three and six months ended June 30, 2022, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the six months ended June 30, 2022 and June 30, 2021, included $1,994 and $1,051 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 4 – Debt" for further information about the chassis pool agreements.

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our emergency response vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The results of the ERV business have been reclassified to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2021.

The Income from discontinued operations presented in the Condensed Consolidated Statement of Operations are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Other income	$-	$-	$-	$109
Income from discontinued operations before taxes	-	-	-	109
Income tax expense	-	-	-	(28)
Income from discontinued operations, net of income taxes	$-	$-	$-	$81

There were no depreciation and amortization expenses or capital expenditures for the discontinued operations for the three and six months ended June 30, 2022 and 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2022	December 31, 2021
Finished goods	$3,729	$2,990
Work in process	7,169	2,471
Raw materials and purchased components	91,112	61,723
Total inventories	$102,010	$67,184

NOTE 4 – DEBT

Short-term debt consists of the following:

	June 30, 2022	December 31, 2021
Chassis pool agreements	$23,636	$9,926
Total short-term debt	$23,636	$9,926

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

Long-term debt consists of the following:

	June 30, 2022	December 31, 2021
Line of credit revolver	$55,000	$-
Finance lease obligation	455	450
Other	-	540
Total debt	55,455	990
Less current portion of long-term debt	(192)	(252)
Total long-term debt	$55,263	$738

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

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 2.78% (or one-month LIBOR plus 1.00%) at June 30, 2022. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1,110 and $760, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $199,357 and $376,776 at June 30, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

NOTE 5 – REVENUE

Changes in our contract assets and liabilities for the six months ended June 30, 2022 and 2021 are summarized below:

	June 30, 2022	June 30, 2021
Contract Assets
Contract assets, beginning of period	$21,483	$9,414
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(20,777)	(9,401)
Contract assets recognized, net of reclassification to receivables	41,662	15,357
Contract assets, end of period	$42,368	$15,370

Contract Liabilities
Contract liabilities, beginning of period	$988	$756
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(988)	(740)
Cash received in advance and not recognized as revenue	1,359	361
Contract liabilities, end of period	$1,359	$377

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $1,000,021 and $135,162, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended June 30, 2022
	FVS	SV	Total
Primary geographical markets
United States	$133,861	$95,273	$229,134
Other	3,036	25	3,061
Total sales	$136,897	$95,298	$232,195

Timing of revenue recognition
Products transferred at a point in time	$10,716	$51,488	$62,204
Products and services transferred over time	126,181	43,810	169,991
Total sales	$136,897	$95,298	$232,195

	Three Months Ended June 30, 2021
	FVS	SV	Total
Primary geographical markets
United States	$160,581	$82,333	$242,914
Other	1,037	31	1,068
Total sales	$161,618	$82,364	$243,982

Timing of revenue recognition
Products transferred at a point in time	$8,447	$49,158	$57,605
Products and services transferred over time	153,171	33,206	186,377
Total sales	$161,618	$82,364	$243,982

	Six Months Ended June 30, 2022
	FVS	SV	Total
Primary geographical markets
United States	$245,197	$189,456	$434,653
Other	4,397	28	4,425
Total sales	$249,594	$189,484	$439,078

Timing of revenue recognition
Products transferred at a point in time	$20,271	$104,339	$124,610
Products and services transferred over time	229,323	85,145	314,468
Total sales	$249,594	$189,484	$439,078

   THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2021
	FVS	SV	Total
Primary geographical markets
United States	$281,811	$156,378	$438,189
Other	3,631	50	3,681
Total sales	$285,442	$156,428	$441,870

Timing of revenue recognition
Products transferred at a point in time	$15,248	$91,451	$106,699
Products and services transferred over time	270,194	64,977	335,171
Total sales	$285,442	$156,428	$441,870

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	June 30, 2022	December 31, 2021
Land and improvements	$12,554	$9,810
Buildings and improvements	42,833	45,724
Plant machinery and equipment	52,647	49,305
Furniture and fixtures	15,705	20,421
Vehicles	2,093	2,607
Construction in process	7,897	12,700
Subtotal	133,729	140,567
Less accumulated depreciation	(67,560)	(79,510)
Total property, plant and equipment, net	$66,169	$61,057

We recorded depreciation expense of $2,626 and $1,899 during the three months ended June 30, 2022 and 2021, respectively, and $4,751 and $3,640 during the six months ended June 30, 2022 and 2021, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating leases	$2,571	$1,982	$4,809	$3,936
Short-term leases(1)	19	128	57	166
Total lease expense	$2,590	$2,110	$4,866	$4,102

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	June 30,
	2022	2021
Weighted average remaining lease term of operating leases (in years)	8.4	9.1
Weighted average discount rate of operating leases	2.7%	3.1%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$4,287	$1,942

Right of use assets obtained in exchange for lease obligations:
Operating leases	$15,331	$2,147
Finance leases	$202	$106

Maturities of operating lease liabilities as of June 30, 2022 are as follows:

Years ending December 31:
2022(1)	$7,440
2023	9,693
2024	9,191
2025	8,286
2026	6,630
Thereafter	24,008
Total lease payments	65,248
Less: imputed interest	(9,354)
Total lease liabilities	$55,894

(1) Excluding the six months ended June 30, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2022, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability are summarized below:

	Six Months Ended June 30,
	2022	2021
Balance of accrued warranty at January 1	$5,975	$5,633
Provisions for current period sales	2,151	1,950
Changes in liability for pre-existing warranties	(256)	938
Cash settlements	(2,274)	(1,898)
Balance of accrued warranty at June 30	$5,596	$6,623

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

NOTE 9 – TAXES ON INCOME

Our effective income tax rate was 21.7% and 24.7% for the three months ended June 30, 2022 and 2021, respectively, compared to a tax benefit of (42.1%) and a tax expense of 24.1% for the six months ended June 30, 2022 and 2021, respectively.

The effective tax rates of 21.7% and 24.7% for the three months ended June 30, 2022 and 2021, respectively, are higher than the U.S. statutory tax rate of 21.0% primarily due to non-deductible executive compensation.

Our effective income tax rate was a tax benefit of (42.1%) in the first six months of 2022, compared to a tax expense of 24.1% in the first six months of 2021 primarily because of a discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

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

Our FVS segment manufactures commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades industries. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services.

Our Specialty Vehicles segment includes our Spartan RV chassis operations, Builtmore Contract Manufacturing operations, service body operations, vocation-specific equipment upfit services marketed under the Strobes-R-Us brand, and distribution of related aftermarket parts and accessories.

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

	Three Months Ended June 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$126,181	$-	$-	$126,181
Motor home chassis sales	-	42,710	-	42,710
Other specialty vehicle sales	-	47,044	-	47,044
Aftermarket parts and accessories sales	10,716	5,544	-	16,260
Total sales	$136,897	$95,298	$-	$232,195

Depreciation and amortization expense	$1,182	$1,953	$592	$3,727
Adjusted EBITDA	14,525	12,859	(13,695)	13,689
Segment assets	228,863	223,388	42,762	495,013
Capital expenditures	3,666	452	929	5,047

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$153,171	$-	$-	$153,171
Motor home chassis sales	-	40,891	-	40,891
Other specialty vehicle sales	-	36,070	-	36,070
Aftermarket parts and accessories sales	8,447	5,403	-	13,850
Total sales	$161,618	$82,364	$-	$243,982

Depreciation and amortization expense	$547	$1,743	$469	$2,759
Adjusted EBITDA	28,116	8,808	(8,354)	28,570
Segment assets	176,921	218,434	23,722	419,077
Capital expenditures	3,866	320	311	4,497

	Six Months Ended June 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$229,323	$-	$-	$229,323
Motor home chassis sales	-	87,601	-	87,601
Other specialty vehicle sales	-	91,750	-	91,750
Aftermarket parts and accessories sales	20,271	10,133	-	30,404
Total sales	$249,594	$189,484	$-	$439,078

Depreciation and amortization expense	$1,930	$3,614	$1,152	$6,696
Adjusted EBITDA	13,654	22,958	(23,566)	13,046
Segment assets	228,863	223,388	42,762	495,013
Capital expenditures	7,799	686	2,007	10,492

	Six Months Ended June 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$270,197	$-	$-	$270,197
Motor home chassis sales	-	76,159	-	76,159
Other specialty vehicle sales	-	70,798	-	70,798
Aftermarket parts and accessories sales	15,245	9,471	-	24,716
Total sales	$285,442	$156,428	$-	$441,870

Depreciation and amortization expense	$1,061	$3,457	$812	$5,330
Adjusted EBITDA	45,982	16,168	(14,409)	47,741
Segment assets	176,921	218,434	23,722	419,077
Capital expenditures	8,008	3,325	603	11,936

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $232.2 million for the second quarter of 2022, a decrease of 4.8% compared to $244.0 million for the second quarter of 2021.
●	Gross Margin of 18.1% for the second quarter of 2022, compared to 21.3% for the second quarter of 2021.
●	Operating expense of $34.3 million, or 14.8% of sales for the second quarter of 2022, compared to $29.7 million, or 12.2% of sales for the second quarter of 2021.
●	Operating income of $7.7 million for the second quarter of 2022, compared to $22.2 million for the second quarter of 2021.
●	Income tax expense of $1.5 million for the second quarter of 2022, compared to $5.6 million for the second quarter of 2021.
●	Income from continuing operations of $5.3 million for the second quarter of 2022, compared to $17.0 million for the second quarter of 2021.
●	Diluted earnings per share from continuing operations of $0.15 for the second quarter of 2022, compared to $0.44 for the second quarter of 2021.
●	Order backlog of $1,135.2 million at June 30, 2022, an increase of $383.8 million or 51.1% from our backlog of $751.4 million at June 30, 2021.

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

●

The Velocity lineup of last-mile delivery vehicles span GVWR class sizes 2 and 3 and are available on Ford Transit, Mercedes Sprinter, and RAM Promaster chassis. The Velocity combines fuel efficiency, comfort, and maneuverability with the cargo space, access, and load capacity similar to a traditional walk-in van.

●

Royal Truck Body’s new Severe Duty body, built to fit General Motors’ medium duty truck class and Ford's Super Duty truck class, includes more standard features than any other service body on the market. With its fortress five-point lock system, 10-gauge steel box tops treated with a protective Polyeurea coating and 3/8″ tread plate steel floors, this work truck is built to last and is ideal for contractors and business owners that need heavy-duty work trucks.

●

The K3 and K4 motorhome chassis are equipped with Spartan Connected Coach™, a technology bundle featuring the new digital dash display and keyless push-button start. It also features the Spartan Advanced Protection System®, a collection of safety systems that includes collision mitigation with adaptive cruise control, electronic stability control, automatic traction control, Spartan Safe Haul™, factory chassis-integrated air supply for tow vehicle braking systems, tire pressure monitoring system with integrated controls with Spartan Connected Coach’s™ digital dash display, Premier Steer steering assist system, woodgrain and leather SMART steering wheel with integrated radio controls and a Passive Steer Tag Axle.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	100.0	100.0	100.0	100.0
Cost of products sold	81.9	78.7	84.5	79.2
Gross profit	18.1	21.3	15.5	20.8
Operating expenses:
Research and development	3.3	0.4	2.8	0.4
Selling, general and administrative	11.6	11.8	12.2	12.1
Operating income	3.3	9.1	0.5	8.3
Other income (expense), net	(0.4)	0.1	(0.3)	0.1
Income from continuing operations before income taxes	2.9	9.2	0.2	8.5
Income tax expense (benefit)	0.6	2.3	(0.1)	2.0
Income from continuing operations	2.3	6.9	0.3	6.4
Income from discontinued operations, net of income taxes	-	-	-	-
Non-controlling interest	-	0.4	-	0.2
Net income attributable to The Shyft Group, Inc.	2.3	6.5	0.3	6.2

Three Months June 30, 2022 Compared to the Three Months Ended June 30, 2021

Sales

For the quarter ended June 30, 2022, we reported consolidated sales of $232.2 million, compared to $244.0 million for the second quarter of 2021, a decrease of $11.8 million or (4.8%). This decrease reflects lower sales volumes in our Fleet Vehicles and Services (“FVS”) segment due to supply chain constraints, partially offset by strong demand in our Specialty Vehicles (“SV”) segment and favorable pricing implemented to offset material and labor inflation.

Cost of Products Sold

Cost of products sold was $190.1 million in the second quarter of 2022, compared to $192.1 million for the second quarter of 2021, a decrease of $2.0 million or (1.0%). Cost of products sold decreased $24.6 million due to volume and mix, partially offset by $16.5 million in higher material and labor costs, and $6.1 million due to lower productivity and other costs in locations impacted by supply chain constraints.

Gross Profit

Gross profit was $42.1 million for the second quarter of 2022, compared to $51.9 million for the second quarter of 2021, a decrease of $9.8 million or (18.9%). Gross profit decreased $16.5 million due to higher material and labor costs, $6.1 million due to lower productivity in locations impacted by supply chain constraints and $7.7 million in volume and other costs, partially offset by price and mix increases of $20.5 million.

Operating Expenses

Operating expenses were $34.4 million for the second quarter of 2022, compared to $29.7 million for the second quarter of 2021, an increase of $4.7 million or 16.0%. Research and development expense for the second quarter of 2022 was $7.6 million, compared to $0.9 million in the second quarter of 2021, an increase of $6.7 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $26.9 million for the second quarter of 2022, compared to $28.7 million for the second quarter of 2021, a decrease of $1.8 million, primarily driven by cost reduction actions.

Other Income (Expense)

Interest expense was $0.5 million for the second quarter of 2022, compared to $0.3 million for the second quarter of 2021, driven by higher borrowing costs. Other expense was $0.5 million for the second quarter of 2022, compared to income of $0.5 million for the second quarter of 2021.

Income Tax Expense (Benefit)

Our effective income tax rate was 21.7% in the second quarter of 2022, compared to 24.7% in the second quarter of 2021. The effective tax rates for 2022 and 2021 reflect the impact of current statutory income tax rates on our Income before taxes and non-deductible executive compensation affected favorably by a discrete tax benefit related to vested stock compensation. The rate in 2022 is lower as compared to the 2021 rate primarily due to an increase in the tax benefit of research credits.

Income from Continuing Operations

Income from continuing operations for the second quarter of 2022 decreased by $11.7 million to $5.3 million compared to $17.0 million for the second quarter of 2021. On a diluted per share basis, Income from continuing operations decreased $0.29 to $0.15 for the second quarter of 2022 compared to earnings of $0.44 per share for the second quarter of 2021. Driving this decrease were the factors noted above.

Income from Discontinued Operations

There was no Income from discontinued operations, net of income taxes for the second quarter of 2022 or 2021.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the second quarter of 2022 was $13.7 million, compared to $28.6 million for the second quarter of 2021, a decrease of $14.9 million or (52.1%).

The table below describes the changes in Adjusted EBITDA for the three months ended June 30, 2022 compared to the same period for 2021 (in millions):

Adjusted EBITDA three months ended June 30, 2021	$28.6
Product pricing and mix	20.5
Material and labor costs	(18.1)
EV development costs	(7.0)
Sales volume and other	(12.2)
General and administrative costs and other	1.9
Adjusted EBITDA three months ended June 30, 2022	$13.7

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Sales

For the six months ended June 30, 2022, we reported consolidated sales of $439.1 million, compared to $441.9 million for the six months ended June 30, 2021, a decrease of $2.8 million or (0.6%). This decrease reflects lower sales volumes in our FVS segment due to supply chain constraints, partially offset by strong demand in our SV segment and favorable pricing implemented to offset material and labor inflation.

Cost of Products Sold

Cost of products sold was $371.0 million for the six months ended June 30, 2022, compared to $350.0 million for the six months ended June 30, 2021, an increase of $21.1 million or 6.0%. Cost of products sold increased $32.1 million due to higher material and labor costs, $14.3 million due to lower productivity and other costs in locations impacted by supply chain constraints, partially offset by lower volume and mix of $25.3 million.

Gross Profit

Gross profit was $68.1 million for the six months ended June 30, 2022, compared to $91.9 million for the six months ended June 30, 2021, a decrease of $23.8 million or (25.9%). Gross profit decreased $32.1 million due to higher material and labor costs, $14.3 million due to lower productivity in locations impacted by supply chain constraints, and $8.8 million in volume and other costs, partially offset by price and mix increases of $31.4 million.

Operating Expenses

Operating expenses were $65.9 million for the six months ended June 30, 2022, compared to $55.0 million for the six months ended June 30, 2021, an increase of $10.9 million or 19.8%. Research and development expense for the six months ended June 30, 2022 was $12.5 million, compared to $1.7 million for the six months ended June 30, 2021, an increase of $10.8 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $53.4 million for the six months ended June 30, 2022, compared to $53.3 million for the six months ended June 30, 2021, an increase of $0.1 million, primarily driven by an increase in compensation expense related to growth and expenses related to electric vehicle development initiatives.

Other Income (Expense)

Interest expense was $0.6 million for the six months ended June 30, 2022, compared to $0.1 million for the six months ended June 30, 2021, driven by higher borrowing costs. Other expense was $0.5 million for the six months ended June 30, 2022, compared to income of $0.7 million for the six months ended June 30, 2021.

Income Tax Expense (Benefit)

Our effective income tax rate was a tax benefit of (42.1%) in the first six months of 2022, compared to a tax expense of 24.1% in the first six months of 2021. The effective tax rate for 2022 reflects the favorable impact of the excess of the discrete tax benefit related to vested stock compensation over the impact of current statutory income tax rates on our Income before taxes. The effective tax rate for 2021 reflects the impact of current statutory income tax rates on our Income before taxes partially offset by a discrete tax benefit of $0.7 million related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

Income from Continuing Operations

Income from continuing operations for the six months ended June 30, 2022 decreased by $27.1 million to $1.4 million compared to income of $28.5 million for the six months ended June 30, 2021. On a diluted per share basis, Income from continuing operations decreased $0.72 to $0.04 for the six months ended June 30, 2022, compared to earnings of $0.76 per share for the six months ended June 30, 2021. Driving this increase were the factors noted above.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes for the six months ended June 30, 2022 decreased by $0.1 million to none compared to $0.1 million for the six months ended June 30, 2021, primarily attributable to 2021 winddown activities subsequent to the ERV divestiture not repeated in 2022.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the six months ended June 30, 2022 was $13.0 million, compared to $47.7 million for the six months ended June 30, 2021, a decrease of $34.7 million or (72.7%).

The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2022 compared to the same period for 2021 (in millions):

Adjusted EBITDA six months ended June 30, 2021	$47.7
Product pricing and mix	31.4
Material and labor costs	(39.9)
EV development costs	(11.4)
Sales volume and other	(15.4)
General and administrative costs and other	0.6
Adjusted EBITDA six months ended June 30, 2022	$13.0

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	June 30, 2022	June 30, 2021
Fleet Vehicles and Services	$1,000,021	$652,642
Specialty Vehicles	135,162	98,782
Total consolidated	$1,135,183	$751,424

The consolidated backlog at June 30, 2022, totaled $1,135.2 million, up 51.1%, compared to $751.4 million at June 30, 2021, which reflects strong demand for vehicles across the Company’s product portfolio.

Our Fleet Vehicles and Services backlog increased by $347.4 million, or 53.2%, which reflects strong demand for vehicles across the segment’s walk in van, Velocity and Truck Body products. Our Specialty Vehicles segment backlog increased by $36.4 million, or 36.8%, due to increased motor home chassis and service body orders.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022		2021
Income from continuing operations	$5,283	$16,953	$	$ 1,431	$28,483
Net (income) attributable to non-controlling interest	-	(990)		-	(1,025)
Add (subtract):
Interest expense	463	227		617	57
Depreciation and amortization expense	3,727	2,759		6,696	5,330
Income tax expense (benefit)	1,461	5,552		(424)	9,042
Restructuring and other related charges	354	505		461	505
Acquisition related expenses and adjustments	341	71		557	214
Non-cash stock based compensation expense	2,060	2,850		3,708	4,492
Loss from liquidation of JV	-	643		-	643
Adjusted EBITDA	$13,689	$28,570		$13,046	$47,741

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$136,897	100.0%	$161,618	100.0%
Adjusted EBITDA	14,525	10.6%	28,116	17.4%

Sales in our FVS segment were $136.9 million for the second quarter of 2022, compared to $161.6 million for the second quarter of 2021, a decrease of $24.7 million or (15.3%). This decrease was primarily attributable to a sales volume decrease due to supply chain constraints, partially offset by pricing actions.

Adjusted EBITDA in our FVS segment for the second quarter of 2022 was $14.5 million compared to $28.1 million for the second quarter of 2021, a decrease of $13.6 million or (48.3%). This decrease was primarily attributable to $14.7 million lower volume and productivity due to supply chain constraints and $8.4 million in material and labor inflation. These costs were partially offset by pricing and mix of $8.5 million and lower manufacturing and other costs of $1.0 million.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$249,594	100.0%	$285,442	100.0%
Adjusted EBITDA	13,654	5.5%	45,982	16.1%

Sales in our FVS segment were $249.6 million for the six months ended June 30, 2022, compared to $285.4 million for six months ended June 30, 2021, a decrease of $35.8 million or (12.6%). This decrease was primarily attributable to a sales volume decrease due to supply chain constraints, partially offset by pricing actions.

Adjusted EBITDA in our FVS segment for the six months ended June 30, 2022 was $13.7 million compared to $46.0 million for the six months ended June 30, 2021, a decrease of $32.3 million or (70.3%). This decrease was primarily attributable to $21.8 million lower volume and productivity due to supply chain constraints, $16.5 million in material and labor inflation, and $5.0 million in manufacturing and other costs. These decreases were partially offset by pricing and mix of $11.0 million.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$95,298	100.0%	$82,364	100.0%
Adjusted EBITDA	12,859	13.5%	8,808	10.7%

Sales in our SV segment were $95.3 million in the second quarter of 2022, compared to $82.4 million for the second quarter of 2021, an increase of $12.9 million or 15.7%. This increase was due to strong sales volume growth coupled with pricing actions to offset material and labor inflation.

Adjusted EBITDA for our SV segment for the second quarter of 2022 was $12.9 million, compared to $8.8 million for the second quarter of 2021, an increase of $4.1 million or 46.0%. This increase was primarily attributable to favorable pricing and mix of $12.0 million, volume and productivity of $0.4 million, offset by material and labor costs of $8.1 million and increased operating expenses of $0.2 million.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$189,484	100.0%	$156,428	100.0%
Adjusted EBITDA	22,958	12.1%	16,168	10.3%

Sales in our SV segment were $189.5 million for the six months ended June 30, 2022, compared to $156.4 million for the six months ended June 30, 2021, an increase of $33.1 million or 21.1%. This increase was due to strong sales volume growth coupled with pricing actions to offset material and labor inflation.

Adjusted EBITDA for our SV segment for the six months ended June 30, 2022 was $23.0 million, compared to $16.2 million for the six months ended June 30, 2021, an increase of $6.8 million or 42.0%. This increase was primarily attributable to favorable pricing and mix of $20.8 million, volume and productivity of $3.0 million, offset by material and labor costs of $15.6 million and increased operating expenses of $1.4 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $30.6 million from December 31, 2021, to a balance of $6.6 million as of June 30, 2022. These funds, in addition to cash generated from future operations and availability under our existing credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $36.7 million of cash from operating activities during the six months ended June 30, 2022, a decrease of $39.9 million from $3.2 million of positive cash flow during the six months ended June 30, 2021. The decrease is primarily due to a $26.5 million decrease in net income (loss) adjusted for non-cash charges to operations and a $13.4 million decrease in the change in net working capital. The change in net working capital is primarily attributable to a $12.8 million decrease in the change in inventories, a $20.4 decrease in the change in payables, a $6.8 million decrease in the change in accrued compensation, partially offset by a $29.8 million increase in the change in receivables and contract assets.

As of June 30, 2022, receivables decreased by $8.0 million compared to the prior year end, primarily due to improved timing of cash receipts. Inventories increased by $34.8 million primarily due to increased raw material inventories relative to finished goods due to industry wide supply chain interruptions. Payables increased by $7.8 million primarily due to the Company’s continued focus on extending payment terms with suppliers. Contract assets increased $20.9 million primarily due to increased work in process production resulting from industry wide supply chain constraints.

Cash Flow from Investing Activities

We used $9.9 million in investing activities during the six months ended June 30, 2022, a decrease in cash used of $2.1 million from $12.0 million used during the six months ended June 30, 2021. The decrease in cash used in investing activities is primarily due to a $2.4 million decrease in the purchases of property, plant and equipment.

Cash Flow from Financing Activities

We generated $16.0 million of cash through financing activities during the six months ended June 30, 2022, an increase in cash generated of $24.1 million from $8.1 million used during the six months ended June 30, 2021. The increase in cash provided by financing activities is primarily attributable to $70.0 million of increased proceeds from long-term debt, partially offset by $15.0 million of increased payments on long-term debt, a $23.4 million increase in the purchase and retirement of common stock and a $5.6 million increase in issuance and vesting of stock awards.

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

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 2.78% (or one-month LIBOR plus 1.00%) at June 30, 2022. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1.1 million and $0.8 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $199.4 million and $376.8 million at June 30, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2022, we repurchased 607,306 shares for $26.8 million and made no repurchases in the second quarter of 2022. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
May 2, 2022	May 17, 2022	June 17, 2022	$0.050
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	$0.050
Nov. 5, 2021	Nov. 6, 2021	Dec. 16, 2021	$0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	$0.025
May 7, 2021	May 18, 2021	June 18, 2021	$0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	$0.025

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2022, we had $55.0 million debt outstanding under our revolving line of credit agreement. An increase of 100 basis points in interest rates would result in $0.6 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and six months ended June 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2022, in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2022, we repurchased 607,306 shares for $26.8 million. During the second quarter of 2022, no shares were repurchased under this authorization. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(1) (In millions)
April 1 to April 30	9,183	$29.41	-	$242.1
May 1 to May 31	3,010	20.77	-	242.1
June 1 to June 30	-	-	-	242.1
Total	12,193		-

(1) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

During the quarter ended June 30, 2022, 12,193 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

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

Date: July 28, 2022	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer