Form 10-Q
period 2022-09-30
SHYFT GROUP, INC.
filed 2022-10-27
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2022.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	NASDAQ Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 21, 2022
Common Stock	35,070,921 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$2,862	$37,158
Accounts receivable, less allowance of $176 and $187	87,673	87,262
Contract assets	87,099	21,483
Inventories	111,213	67,184
Other receivables – chassis pool agreements	24,277	9,926
Other current assets	12,813	10,813
Total current assets	325,937	233,826
Property, plant and equipment, net	66,970	61,057
Right of use assets – operating leases	53,156	43,316
Goodwill	48,880	48,880
Intangible assets, net	50,054	52,981
Net deferred tax assets	4,816	4,880
Other assets	1,886	2,927
TOTAL ASSETS	$551,699	$447,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$106,621	$82,442
Accrued warranty	6,432	5,975
Accrued compensation and related taxes	15,559	19,064
Contract liabilities	10,601	988
Operating lease liability	10,060	7,934
Other current liabilities and accrued expenses	11,703	9,256
Short-term debt – chassis pool agreements	24,277	9,926
Current portion of long-term debt	190	252
Total current liabilities	185,443	135,837
Other non-current liabilities	6,576	8,108
Long-term operating lease liability	44,660	36,329
Long-term debt, less current portion	65,222	738
Total liabilities	301,901	181,012
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,063 and 35,416 outstanding	90,160	95,375
Retained earnings	159,537	171,379
Total Shyft Group, Inc. shareholders’ equity	249,697	266,754
Non-controlling interest	101	101
Total shareholders' equity	249,798	266,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$551,699	$447,867

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$286,075	$272,622	$725,153	$714,492
Cost of products sold	231,979	216,564	603,008	566,542
Gross profit	54,096	56,058	122,145	147,950

Operating expenses:
Research and development	7,051	2,582	19,541	4,304
Selling, general and administrative	25,033	25,368	78,445	78,645
Total operating expenses	32,084	27,950	97,986	82,949

Operating income	22,012	28,108	24,159	65,001

Other income (expense)
Interest expense	(1,137)	(253)	(1,754)	(310)
Other income (expense)	181	54	(342)	743
Total other income (expense)	(956)	(199)	(2,096)	433

Income from continuing operations before income taxes	21,056	27,909	22,063	65,434
Income tax expense	3,770	6,910	3,346	15,952
Income from continuing operations	17,286	20,999	18,717	49,482
Income from discontinued operations, net of income taxes	-	-	-	81
Net income	17,286	20,999	18,717	49,563
Less: net income attributable to non-controlling interest	-	77	-	1,102

Net income attributable to The Shyft Group Inc.	$17,286	$20,922	$18,717	$48,461

Basic earnings per share
Continuing operations	$0.49	$0.59	$0.53	$1.37
Discontinued operations	-	-	-	-
Basic earnings per share	$0.49	$0.59	$0.53	$1.37

Diluted earnings per share
Continuing operations	$0.49	$0.58	$0.53	$1.34
Discontinued operations	-	-	-	-
Diluted earnings per share	$0.49	$0.58	$0.53	$1.34

Basic weighted average common shares outstanding	35,056	35,346	35,071	35,330
Diluted weighted average common shares outstanding	35,365	36,074	35,481	36,024

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$18,717	$49,563
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	10,055	8,312
Non-cash stock based compensation expense	4,922	6,571
Deferred income taxes	64	134
Loss (gain) on disposal of assets	481	(104)
Changes in accounts receivable and contract assets	(66,026)	(35,842)
Changes in inventories	(44,029)	(35,473)
Changes in accounts payable	24,708	43,230
Changes in accrued compensation and related taxes	(3,505)	910
Changes in accrued warranty	457	1,626
Change in other assets and liabilities	9,663	3,396
Net cash provided by (used in) operating activities	(44,493)	42,323

Cash flows from investing activities:
Purchases of property, plant and equipment	(14,228)	(18,238)
Proceeds from sale of property, plant and equipment	148	16
Acquisition of business, net of cash acquired	-	904
Net cash used in investing activities	(14,080)	(17,318)

Cash flows from financing activities:
Proceeds from long-term debt	120,000	25,000
Payments on long-term debt	(55,000)	(47,400)
Payment of dividends	(5,395)	(2,660)
Purchase and retirement of common stock	(26,789)	(3,348)
Issuance and vesting of stock incentive awards	(8,539)	(3,043)
Net cash provided by (used in) financing activities	24,277	(31,451)

Net decrease in cash and cash equivalents	(34,296)	(6,446)
Cash and cash equivalents at beginning of period	37,158	20,995
Cash and cash equivalents at end of period	$2,862	$14,549

Note: Consolidated Statements of Cash Flows include continuing operations and discontinued operations for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	3	(8,372)	-	-	(8,372)
Dividends declared ($0.05 per share)	-	-	(1,794)	-	(1,794)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	215	-	-	-	-
Non-cash stock based compensation expense	-	1,648	-	-	1,648
Net loss	-	-	(3,852)	-	(3,852)
Balance at March 31, 2022	35,027	$87,053	$140,542	$101	$227,696
Issuance of common stock and tax impact of stock incentive plan	3	(219)	-	-	(219)
Dividends declared ($0.05 per share)	-	-	(1,784)	-	(1,784)
Issuance of restricted stock, net of cancellation	33	-	-	-	-
Non-cash stock based compensation expense	-	2,060	-	-	2,060
Net income	-	-	5,283	-	5,283
Balance at June 30, 2022	35,063	88,894	144,041	101	233,036
Issuance of common stock and tax impact of stock incentive plan	6	52	-	-	52
Dividends declared ($0.05 per share)		-	(1,790)	-	(1,790)
Issuance of restricted stock, net of cancellation	(6)	-	-	-	-
Non-cash stock based compensation expense		1,214	-	-	1,214
Net income		-	17,286	-	17,286
Balance at September 30, 2022	35,063	90,160	159,537	101	249,798

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2020	35,344	$91,044	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	3	(2,255)	-	-	(2,255)
Dividends declared ($0.025 per share)	-	-	(983)	-	(983)
Purchase and retirement of common stock	(100)	(260)	(3,088)	-	(3,348)
Issuance of restricted stock, net of cancellation	61	-	-	-	-
Non-cash stock based compensation expense	-	1,642	-	-	1,642
Net income	-	-	11,576	35	11,611
Balance at March 31, 2021	35,308	$90,171	$116,791	$(136)	$206,826
Issuance of common stock and tax impact of stock incentive plan	2	(712)	-	-	(712)
Dividends declared ($0.025 per share)	-	-	(901)	-	(901)
Issuance of restricted stock, net of cancellation	36	-	-	-	-
Non-cash stock based compensation expense	-	2,850	-	-	2,850
Net income	-	-	15,963	990	16,953
Balance at June 30, 2021	35,346	92,309	131,853	854	255,016
Issuance of common stock and tax impact of stock incentive plan	3	(76)	-	-	(76)
Dividends declared ($0.025 per share)	-	-	(902)	-	(902)
Issuance of restricted stock, net of cancellation	(7)	-	-	-	-
Non-cash stock based compensation expense	-	2,079	-	-	2,079
Net income	-	-	20,922	77	20,999
Balance at September 30, 2021	35,342	94,312	151,873	931	247,116

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2022, and our results of operations and cash flows for the three and nine months ended September 30, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission on February 24, 2022. The results of operations for the three and nine months ended September 30, 2022, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2021, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the nine months ended September 30, 2022 and September 30, 2021, included $982 and $394 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 4 – Debt" for further information about the chassis pool agreements.

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our emergency response vehicle ("ERV") business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The results of the ERV business have been reclassified to Income from discontinued operations, net of tax in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2021.

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

There were no depreciation and amortization expenses or capital expenditures for the discontinued operations for the three and nine months ended September 30, 2022 and 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2022	December 31, 2021
Finished goods	$4,685	$2,990
Work in process	8,176	2,471
Raw materials and purchased components	98,352	61,723
Total inventories	$111,213	$67,184

NOTE 4 – DEBT

Short-term debt consists of the following:

	September 30, 2022	December 31, 2021
Chassis pool agreements	$24,277	$9,926
Total short-term debt	$24,277	$9,926

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

Long-term debt consists of the following:

	September 30, 2022	December 31, 2021
Line of credit revolver	$65,000	$-
Finance lease obligation	412	450
Other	-	540
Total debt	65,412	990
Less current portion of long-term debt	(190)	(252)
Total long-term debt	$65,222	$738

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

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 4.14% (or one-month LIBOR plus 1.00%) at September 30, 2022. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1,100 and $760, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $165,441 and $376,776 at September 30, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

NOTE 5 – REVENUE

Changes in our contract assets and liabilities for the nine months ended September 30, 2022 and 2021 are summarized below:

	September 30, 2022	September 30, 2021
Contract Assets
Contract assets, beginning of period	$21,483	$9,414
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(21,482)	(9,414)
Contract assets recognized, net of reclassification to receivables	87,098	42,459
Contract assets, end of period	$87,099	$42,459

Contract Liabilities
Contract liabilities, beginning of period	$988	$756
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(988)	(743)
Cash received in advance and not recognized as revenue	10,601	2,135
Contract liabilities, end of period	$10,601	$2,148

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $915,135 and $128,769, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Three Months Ended September 30, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$183,409	$103,869	$(2,335)	$284,943
Other	1,085	47	-	1,132
Total sales	$184,494	$103,916	$(2,335)	$286,075

Timing of revenue recognition
Products transferred at a point in time	$10,821	$58,729	$-	$69,550
Products and services transferred over time	173,673	45,187	(2,335)	216,525
Total sales	$184,494	$103,916	$(2,335)	$286,075

	Three Months Ended September 30, 2021
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$186,914	$81,230	$-	$268,144
Other	4,473	5	-	4,478
Total sales	$191,387	$81,235	$-	$272,622

Timing of revenue recognition
Products transferred at a point in time	$8,949	$50,286	$-	$59,235
Products and services transferred over time	182,438	30,949	-	213,387
Total sales	$191,387	$81,235	$-	$272,622

	Nine Months Ended September 30, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$428,606	$293,325	$(2,335)	$719,596
Other	5,482	75	-	5,557
Total sales	$434,088	$293,400	$(2,335)	$725,153

Timing of revenue recognition
Products transferred at a point in time	$31,092	$163,068	$-	$194,160
Products and services transferred over time	402,996	130,332	(2,335)	530,993
Total sales	$434,088	$293,400	$(2,335)	$725,153

   THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2021
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$468,725	$237,608	$-	$706,333
Other	8,104	55	-	8,159
Total sales	$476,829	$237,663	$-	$714,492

Timing of revenue recognition
Products transferred at a point in time	$24,197	$141,737	$-	$165,934
Products and services transferred over time	452,632	95,926	-	548,558
Total sales	$476,829	$237,663	$-	$714,492

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2022	December 31, 2021
Land and improvements	$12,554	$9,810
Buildings and improvements	43,557	45,724
Plant machinery and equipment	52,872	49,305
Furniture and fixtures	15,441	20,421
Vehicles	2,057	2,607
Construction in process	10,396	12,700
Subtotal	136,877	140,567
Less accumulated depreciation	(69,907)	(79,510)
Total property, plant and equipment, net	$66,970	$61,057

We recorded depreciation expense of $2,404 and $2,138 during the three months ended September 30, 2022 and 2021, respectively, and $7,155 and $5,778 during the nine months ended September 30, 2022 and 2021, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating leases	$2,683	$2,048	$7,492	$5,984
Short-term leases(1)	87	135	144	301
Total lease expense	$2,770	$2,183	$7,636	$6,285

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	September 30,
	2022	2021
Weighted average remaining lease term of operating leases (in years)	8.2	9.2
Weighted average discount rate of operating leases	2.7%	3.0%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$6,874	$5,870

Right of use assets obtained in exchange for lease obligations:
Operating leases	$16,367	$6,305
Finance leases	$202	$106

Maturities of operating lease liabilities as of September 30, 2022 are as follows:

Years ending December 31:
2022(1)	$5,128
2023	10,214
2024	9,472
2025	8,328
2026	6,672
Thereafter	24,056
Total lease payments	63,870
Less: imputed interest	(9,150))
Total lease liabilities	$54,720

(1) Excluding the nine months ended September 30, 2022.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2022, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability are summarized below:

	Nine Months Ended September 30,
	2022	2021
Balance of accrued warranty at January 1	$5,975	$5,633
Provisions for current period sales	3,597	2,720
Changes in liability for pre-existing warranties	430	1,958
Cash settlements	(3,570)	(3,052)
Acquired	-	289
Balance of accrued warranty at September 30	$6,432	$7,548

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

NOTE 9 – TAXES ON INCOME

Our effective income tax rate was 17.9% and 24.8% for the three months ended September 30, 2022 and 2021, respectively, and 15.2% and 24.4% for the nine months ended September 30, 2022 and 2021, respectively.

The effective tax rate for the three months ended September 30, 2022 is lower than the U.S. statutory tax rate of 21.0% primarily due an increase in the tax benefit of research credits, whereas the rate for the same period in 2021 was higher than the U.S. statutory tax rate due to non-deductible executive compensation and state income taxes.

Our effective income tax rate for the first nine months of 2022 at 15.2% was lower as compared to 24.4% in the first nine months of 2021 primarily because of the tax benefit from increased research credits in 2022.

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

The accounting policies of the segments are the same as those described, or referred to, in "Note 1 – Nature of Operations and Basis of Presentation.". Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and Other.” Adjusted EBITDA in the “Eliminations and Other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Income tax expense are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

	Three Months Ended September 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$173,673	$-	$-	$173,673
Motor home chassis sales	-	50,399	-	50,399
Other specialty vehicle sales	-	48,570	(2,335)	46,235
Aftermarket parts and accessories sales	10,821	4,947	-	15,768
Total sales	$184,494	$103,916	$(2,335)	$286,075

Depreciation and amortization expense	$1,144	$1,692	$523	$3,359
Adjusted EBITDA	24,361	15,550	(12,849)	27,062
Segment assets	281,510	231,185	39,004	551,699
Capital expenditures	2,791	220	195	3,206

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$182,438	$-	$-	$182,438
Motor home chassis sales	-	42,507	-	42,507
Other specialty vehicle sales	-	33,773	-	33,773
Aftermarket parts and accessories sales	8,949	4,955	-	13,904
Total sales	$191,387	$81,235	$-	$272,622

Depreciation and amortization expense	$744	$1,685	$553	$2,982
Adjusted EBITDA	36,393	6,247	(8,900)	33,740
Segment assets	179,580	220,775	29,920	430,275
Capital expenditures	3,844	465	882	5,191

	Nine Months Ended September 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$402,996	$-	$-	$402,996
Motor home chassis sales	-	138,000	-	138,000
Other specialty vehicle sales	-	140,320	(2,335)	137,985
Aftermarket parts and accessories sales	31,092	15,080	-	46,172
Total sales	$434,088	$293,400	$(2,335)	$725,153

Depreciation and amortization expense	$3,074	$5,306	$1,675	$10,055
Adjusted EBITDA	38,015	38,508	(36,415)	40,108
Segment assets	281,510	231,185	39,004	551,699
Capital expenditures	10,590	906	2,202	13,698

	Nine Months Ended September 30, 2021
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$452,635	$-	$-	$452,635
Motor home chassis sales	-	118,666	-	118,666
Other specialty vehicle sales	-	104,571	-	104,571
Aftermarket parts and accessories sales	24,194	14,426	-	38,620
Total sales	$476,829	$237,663	$-	$714,492

Depreciation and amortization expense	$1,805	$5,142	$1,365	$8,312
Adjusted EBITDA	82,375	22,415	(23,309)	81,481
Segment assets	179,580	220,775	29,920	430,275
Capital expenditures	11,852	3,790	1,485	17,127

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $286.1 million for the third quarter of 2022, an increase of 4.9% compared to $272.6 million for the third quarter of 2021.
●	Gross Margin of 18.9% for the third quarter of 2022, compared to 20.6% for the third quarter of 2021.
●	Operating expense of $32.1 million, or 11.2% of sales for the third quarter of 2022, compared to $28.0 million, or 10.3% of sales for the third quarter of 2021.
●	Operating income of $22.0 million for the third quarter of 2022, compared to $28.1 million for the third quarter of 2021.
●	Income tax expense of $3.8 million for the third quarter of 2022, compared to $6.9 million for the third quarter of 2021.
●	Income from continuing operations of $17.3 million for the third quarter of 2022, compared to $21.0 million for the third quarter of 2021.
●	Diluted earnings per share from continuing operations of $0.49 for the third quarter of 2022, compared to $0.58 for the third quarter of 2021.
●	Order backlog of $1,043.9 million at September 30, 2022, an increase of $191.3 million or 22.4% from our backlog of $852.6 million at September 30, 2021.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

In March 2022, we announced Blue Arc™ Electric Vehicle ("EV") Solutions, a new go-to-market brand alongside a trio of initial product offerings—an industry-first commercial grade purpose-built EV chassis; a fully reimagined from the ground up all-electric delivery walk-in van; and a fully portable, remote-controlled charging station, the Power Cube™.

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

○

Leveraging a scalable design, the full Blue Arc EV portfolio is available in Class 3, 4 and 5 walk-in van configurations with body length options from 12 to 22 feet. Designed for high-frequency, last-mile delivery fleets, these vehicles are powered by lithium-ion battery packs that can deliver 150 mile range at 50% payload in parcel mode with optional extended range packs available. With these options, Shyft customers can maximize productivity and minimize cost of ownership, including fuel and maintenance costs.

○

The Blue Arc ecosystem also includes the Power Cube, a fully portable remote-controlled charging station with onboard energy storage to serve a variety of commercial vehicle needs and other applications. Understanding that lack of EV infrastructure is one of the roadblocks to adoption, this design requires no digging and trenching or costly infrastructure changes and can be up and running in a matter of hours.

●

The Velocity lineup of last-mile delivery vehicles span Gross Vehicle Weight Rating class sizes 2 and 3 and are available on Ford Transit, Mercedes Sprinter, and RAM Promaster chassis. The Velocity combines fuel efficiency, comfort, and maneuverability with the cargo space, access, and load capacity similar to a traditional walk-in van.

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

●

The K3 and K4 motorhome chassis are equipped with the Spartan® RV Chassis Connected Coach®, featuring the new 15-inch anti-glare digital dash that is custom designed for the RV customer to meet their specific display or operational needs. Integrating with the digital dash is the new Tri-Pod Steering Wheel, which places driving features and instrumentation right at the driver's fingertips, enabling a more effortless engagement with driving features and controls.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Sales	100.0	100.0	100.0	100.0
Cost of products sold	81.1	79.4	83.2	79.3
Gross profit	18.9	20.6	16.8	20.7
Operating expenses:
Research and development	2.5	0.9	2.7	0.6
Selling, general and administrative	8.8	9.3	10.8	11.0
Operating income	7.7	10.3	3.3	9.1
Other income (expense), net	(0.3)	(0.1)	(0.3)	0.1
Income from continuing operations before income taxes	7.4	10.2	3.0	9.2
Income tax expense	1.3	2.5	0.5	2.2
Income from continuing operations	6.0	7.7	2.6	6.9
Income from discontinued operations, net of income taxes	-	-	-	-
Non-controlling interest	-	-	-	0.2
Net income attributable to The Shyft Group, Inc.	6.0	7.7	2.6	6.8

Three Months September 30, 2022 Compared to the Three Months Ended September 30, 2021

Sales

For the quarter ended September 30, 2022, we reported consolidated sales of $286.1 million, compared to $272.6 million for the third quarter of 2021, an increase of $13.5 million or 4.9%. This increase reflects strong demand in our Specialty Vehicles (“SV”) segment and favorable pricing implemented to offset material and labor inflation, partially offset by lower sales volumes in our Fleet Vehicles and Services (“FVS”) segment primarily due to supply chain constraints.

Cost of Products Sold

Cost of products sold was $232.0 million in the third quarter of 2022, compared to $216.6 million for the third quarter of 2021, an increase of $15.4 million or 7.1%. Cost of products sold increased by $15.7 million in higher material and labor costs and $2.7 million due to inefficiencies and other costs in locations impacted by supply chain constraints. These increases were partially offset by $3.0 million due to volume and mix.

Gross Profit

Gross profit was $54.1 million for the third quarter of 2022, compared to $56.1 million for the third quarter of 2021, a decrease of $2.0 million or (3.5%). Gross profit decreased $15.7 million due to higher material and labor costs, $5.1 million due to inefficiencies in locations impacted by supply chain constraints and $1.9 million in volume, partially offset by price and mix increases of $20.7 million.

Operating Expenses

Operating expenses were $32.1 million for the third quarter of 2022, compared to $28.0 million for the third quarter of 2021, an increase of $4.1 million or 14.8%. Research and development expense for the third quarter of 2022 was $7.1 million, compared to $2.6 million in the third quarter of 2021, an increase of $4.5 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $25.0 million for the third quarter of 2022, compared to $25.4 million for the third quarter of 2021, a decrease of $0.4 million, primarily driven by cost reduction actions.

Other Income (Expense)

Interest expense was $1.1 million for the third quarter of 2022, compared to $0.3 million for the third quarter of 2021, driven by higher borrowing costs. Other income was $0.2 million for the third quarter of 2022, compared to income of $0.1 million for the third quarter of 2021.

Income Tax Expense

Our effective income tax rate was 17.9% in the third quarter of 2022, compared to 24.8% in the third quarter of 2021. The effective tax rates for 2022 and 2021 reflect the impact of current statutory income tax rates on our Income from continuing operations before taxes, the impact of non-deductible executive compensation, and a discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting. The rate in 2022 is lower as compared to the 2021 rate primarily due to an increase in the tax benefit of research credits.

Income from Continuing Operations

Income from continuing operations for the third quarter of 2022 decreased by $3.7 million to $17.3 million compared to $21.0 million for the third quarter of 2021. On a diluted per share basis, Income from continuing operations decreased $0.09 to $0.49 for the third quarter of 2022 compared to earnings of $0.58 per share for the third quarter of 2021. Driving this decrease were the factors noted above.

Income from Discontinued Operations

There was no Income from discontinued operations, net of income taxes for the third quarter of 2022 or 2021.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the third quarter of 2022 was $27.1 million, compared to $33.7 million for the third quarter of 2021, a decrease of $6.6 million or (19.8%).

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2022 compared to the same period for 2021 (in millions):

Adjusted EBITDA three months ended September 30, 2021	$33.7
Product pricing and mix	20.7
Material and labor costs	(19.0)
EV development costs	(5.6)
Sales volume and other	(3.7)
General and administrative costs and other	1.0
Adjusted EBITDA three months ended September 30, 2022	$27.1

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Sales

For the nine months ended September 30, 2022, we reported consolidated sales of $725.2 million, compared to $714.5 million for the nine months ended September 30, 2021, an increase of $10.7 million or 1.5%. This increase reflects strong demand in our SV segment and favorable pricing implemented to offset material and labor inflation, partially offset by lower sales volumes in our FVS segment primarily due to supply chain constraints.

Cost of Products Sold

Cost of products sold was $603.0 million for the nine months ended September 30, 2022, compared to $566.5 million for the nine months ended September 30, 2021, an increase of $36.5 million or 6.4%. Cost of products sold increased $47.8 million due to higher material and labor costs, $17.0 million due to inefficiencies and other costs in locations impacted by supply chain constraints, partially offset by lower volume and mix of $28.3 million.

Gross Profit

Gross profit was $122.1 million for the nine months ended September 30, 2022, compared to $148.0 million for the nine months ended September 30, 2021, a decrease of $25.9 million or (17.4%). Gross profit decreased $47.8 million due to higher material and labor costs, $19.5 million due to inefficiencies and other costs in locations impacted by supply chain constraints, and $10.7 million in volume, partially offset by price and mix increases of $52.1 million.

Operating Expenses

Operating expenses were $98.0 million for the nine months ended September 30, 2022, compared to $82.9 million for the nine months ended September 30, 2021, an increase of $15.1 million or 18.1%. Research and development expense for the nine months ended September 30, 2022 was $19.5 million, compared to $4.3 million for the nine months ended September 30, 2021, an increase of $15.2 million primarily related to the electric vehicle development initiatives. Selling, general and administrative expense was $78.4 million for the nine months ended September 30, 2022, compared to $78.6 million for the nine months ended September 30, 2021, a decrease of $0.2 million.

Other Income (Expense)

Interest expense was $1.7 million for the nine months ended September 30, 2022, compared to $0.3 million for the nine months ended September 30, 2021, driven by higher borrowing costs. Other expense was $0.3 million for the nine months ended September 30, 2022, compared to income of $0.7 million for the nine months ended September 30, 2021.

Income Tax Expense

Our effective income tax rate was 15.2% in the first nine months of 2022, compared to 24.4% in the first nine months of 2021. The effective tax rates for 2022 and 2021 reflect the impact of current statutory income tax rates on our Income from continuing operations before taxes, the impact of non-deductible executive compensation, and a discrete tax benefit related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting. The lower effective tax rate for 2022 reflects the favorable impact of an increase in the tax benefit of research credits.

Income from Continuing Operations

Income from continuing operations for the nine months ended September 30, 2022 decreased by $30.8 million to $18.7 million compared to income of $49.5 million for the nine months ended September 30, 2021. On a diluted per share basis, Income from continuing operations decreased $0.81 to $0.53 for the nine months ended September 30, 2022, compared to earnings of $1.34 per share for the nine months ended September 30, 2021. Driving this decrease were the factors noted above.

Income from Discontinued Operations

Income from discontinued operations, net of income taxes for the nine months ended September 30, 2022 decreased by $0.1 million to none compared to $0.1 million for the nine months ended September 30, 2021, primarily attributable to 2021 winddown activities subsequent to the ERV divestiture not repeated in 2022.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the nine months ended September 30, 2022 was $40.1 million, compared to $81.5 million for the nine months ended September 30, 2021, a decrease of $41.4 million or (50.8%).

The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2022 compared to the same period for 2021 (in millions):

Adjusted EBITDA nine months ended September 30, 2021	$81.5
Product pricing and mix	52.1
Material and labor costs	(58.9)
EV development costs	(17.0)
Sales volume and other	(19.1)
General and administrative costs and other	1.5
Adjusted EBITDA nine months ended September 30, 2022	$40.1

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	September 30, 2022	September 30, 2021
Fleet Vehicles and Services	$915,135	$749,731
Specialty Vehicles	128,769	102,829
Total consolidated	$1,043,904	$852,560

The consolidated backlog at September 30, 2022, totaled $1,043.9 million, up 22.4%, compared to $852.6 million at September 30, 2021, which reflects strong demand for vehicles across the Company’s product portfolio.

Our Fleet Vehicles and Services backlog increased by $165.4 million, or 22.1%, which reflects strong demand for vehicles across the segment’s walk in van, Velocity and Truck Body products. Our Specialty Vehicles segment backlog increased by $25.9 million, or 25.2%, due to increased service body orders.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Income from continuing operations	$17,286	$20,999	$18,717	$49,482
Net (income) attributable to non-controlling interest	-	(77)	-	(1,102)
Add (subtract):
Interest expense	1,137	253	1,754	310
Depreciation and amortization expense	3,359	2,982	10,055	8,312
Income tax expense	3,770	6,910	3,346	15,952
Restructuring and other related charges	53	-	514	505
Acquisition related expenses and adjustments	243	594	800	808
Non-cash stock based compensation expense	1,214	2,079	4,922	6,571
Loss from liquidation of JV	-	-	-	643
Adjusted EBITDA	$27,062	$33,740	$40,108	$81,481

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$184,494	100.0%	$191,387	100.0%
Adjusted EBITDA	24,361	13.2%	36,393	19.0%

Sales in our FVS segment were $184.5 million for the third quarter of 2022, compared to $191.4 million for the third quarter of 2021, a decrease of $6.9 million or (3.6%). This decrease was primarily attributable to a sales volume decrease due to supply chain constraints, partially offset by pricing actions.

Adjusted EBITDA in our FVS segment for the third quarter of 2022 was $24.4 million compared to $36.4 million for the third quarter of 2021, a decrease of $12.0 million or (33.1%). This decrease was primarily attributable to $12.0 million in material and labor inflation and $9.4 million lower volume and inefficiencies due to supply chain constraints. These costs were partially offset by pricing and mix of $9.4 million.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$434,089	100.0%	$476,829	100.0%
Adjusted EBITDA	38,015	8.8%	82,375	17.3%

Sales in our FVS segment were $434.1 million for the nine months ended September 30, 2022, compared to $476.8 million for nine months ended September 30, 2021, a decrease of $42.7 million or (9.0%). This decrease was primarily attributable to a sales volume decrease due to supply chain constraints, partially offset by pricing actions.

Adjusted EBITDA in our FVS segment for the nine months ended September 30, 2022 was $38.0 million compared to $82.4 million for the nine months ended September 30, 2021, a decrease of $44.4 million or (53.9%). This decrease was primarily attributable to $27.5 million in material and labor inflation, $26.7 million lower volume and inefficiencies due to supply chain constraints, and $10.7 million in manufacturing and other costs. These decreases were partially offset by pricing and mix of $20.5 million.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$103,916	100.0%	$81,235	100.0%
Adjusted EBITDA	15,550	15.0%	6,247	7.7%

Sales in our SV segment were $103.9 million in the third quarter of 2022, compared to $81.2 million for the third quarter of 2021, an increase of $22.7 million or 27.9%. This increase was due to strong sales volume growth coupled with pricing actions to offset material and labor inflation.

Adjusted EBITDA for our SV segment for the third quarter of 2022 was $15.6 million, compared to $6.2 million for the third quarter of 2021, an increase of $9.4 million or 148.9%. This increase was primarily attributable to favorable pricing and mix of $12.5 million, volume and productivity of $3.9 million, offset by material and labor costs of $4.7 million and increased operating and other expenses of $2.4 million.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$293,400	100.0%	$237,663	100.0%
Adjusted EBITDA	38,508	13.1%	22,415	9.4%

Sales in our SV segment were $293.4 million for the nine months ended September 30, 2022, compared to $237.7 million for the nine months ended September 30, 2021, an increase of $55.7 million or 23.4%. This increase was due to strong sales volume growth coupled with pricing actions to offset material and labor inflation.

Adjusted EBITDA for our SV segment for the nine months ended September 30, 2022 was $38.5 million, compared to $22.4 million for the nine months ended September 30, 2021, an increase of $16.1 million or 71.8%. This increase was primarily attributable to favorable pricing and mix of $33.3 million, volume and productivity of $6.9 million, offset by material and labor costs of $20.3 million and increased operating and other expenses of $3.9 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $34.3 million from December 31, 2021, to a balance of $2.9 million as of September 30, 2022. These funds, in addition to cash generated from future operations and availability under our existing credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $44.5 million of cash from operating activities during the nine months ended September 30, 2022, a decrease of $86.8 million from $42.3 million of positive cash flow during the nine months ended September 30, 2021. The decrease is primarily due to a $30.2 million decrease in net income adjusted for non-cash charges to operations and a $56.6 million decrease in the change in net working capital. The change in net working capital is primarily attributable to a $30.2 million decrease in the change in receivables and contract assets, an $18.5 million decrease in the change in payables, an $8.6 million decrease in the change in inventories, a $4.4 million decrease in the change in accrued compensation, and a $1.2 million decrease in the change in accrued warranty, partially offset by a $6.3 million increase in the change in other assets and liabilities.

As of September 30, 2022, contract assets increased $65.6 million and contract liabilities increased by $9.6 million primarily due to increased work in process production resulting from industry wide supply chain constraints. Inventories increased by $44.0 million primarily due to increased raw material inventories relative to finished goods due to industry wide supply chain interruptions. Payables increased by $24.2 million primarily due to the Company’s continued focus on extending payment terms with suppliers.

Cash Flow from Investing Activities

We used $14.1 million in investing activities during the nine months ended September 30, 2022, a decrease in cash used of $3.2 million from $17.3 million used during the nine months ended September 30, 2021. The decrease in cash used in investing activities is primarily due to a $4.0 million decrease in the purchases of property, plant and equipment.

Cash Flow from Financing Activities

We generated $24.3 million of cash through financing activities during the nine months ended September 30, 2022, an increase in cash generated of $55.7 million from $31.5 million used during the nine months ended September 30, 2021. The increase in cash provided by financing activities is primarily attributable to $95.0 million of increased proceeds from long-term debt, partially offset by $7.6 million of increased payments on long-term debt, a $23.4 million increase in the purchase and retirement of common stock, a $5.5 million increase in issuance and vesting of stock awards, and a $2.7 million increase in the payment of dividends.

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

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. This revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 4.14% (or one-month LIBOR plus 1.00%) at September 30, 2022. The credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1.1 million and $0.8 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $165.4 million and $376.8 million at September 30, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2022, we repurchased 607,306 shares for $26.8 million and made no repurchases in the second and third quarters of 2022. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
August 5, 2022	August 17, 2022	September 16, 2022	$0.050
May 2, 2022	May 17, 2022	June 17, 2022	$0.050
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	$0.050
Nov. 5, 2021	Nov. 6, 2021	Dec. 16, 2021	$0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	$0.025
May 7, 2021	May 18, 2021	June 18, 2021	$0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	$0.025

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2022, we had $65.0 million debt outstanding under our revolving line of credit agreement. An increase of 100 basis points in interest rates would result in $0.7 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three and nine months ended September 30, 2022.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In August 2022, Shyft implemented a new enterprise resource planning system at the Corporate location. In connection with this implementation, Shyft replaced multiple internal controls with new or modified controls.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended September 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2022, we repurchased 607,306 shares for $26.8 million. During the second and third quarters of 2022, no shares were repurchased under this authorization. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(1) (In millions)
July 1 to July 31	442	$22.40	-	$242.1
August 1 to August 31	-	-	-	242.1
September 1 to September 30	1,852	24.15	-	242.1
Total	2,294		-

(1) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

During the quarter ended September 30, 2022, 2,294 shares were delivered by associates in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

3	Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3 of the Current Report on Form 8-K filed October 21, 2022).

10*	Executive Severance Policy (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed August 10, 2022).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2022	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer