Form 10-K
period 2022-12-31
SHYFT GROUP, INC.
filed 2023-02-23
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________ to ___________________

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)

41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class Common Stock	Trading Symbol(s) SHYF	Name of Each Exchange on which Registered The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.     ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter: $636,686,493

The number of shares outstanding of the registrant’s Common Stock as of February 17, 2023: 35,223,616 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 17, 2023 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2022 are incorporated by reference in Part III.

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

Risk Factors include the risk factors listed and more fully described in Item 1A below, “Risk Factors,” as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. The list in Item 1A below includes the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-K. However, these risks may not be the only risks we face. Our business, operations and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-K are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-K are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-K is filed with the Securities and Exchange Commission.

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

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans, truck bodies, and cargo van and pick-up truck upfits used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, as well as luxury Class A diesel motorhome custom chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi, Charlotte, and Plymouth, Michigan; Bristol, Indiana; Waterville, Maine; Landisville, Pennsylvania; North Charleston, South Carolina; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Saltillo, Mexico.

Our vehicles, parts and services are sold to commercial users, original equipment manufacturers (OEMs), dealers, individual end users, and municipalities and other governmental entities. Our diversification across several sectors provides numerous opportunities while reducing overall risk as the various markets we serve tend to have different cyclicality. We have an innovative team focused on building lasting relationships with our customers by designing and delivering market leading specialty vehicles, vehicle components and services. Additionally, our business structure provides agility to quickly respond to market needs, take advantage of strategic opportunities when they arise and correctly size and scale operations to ensure stability and growth. Our growing opportunities that we have capitalized on in last mile delivery as a result of the rapidly changing e-commerce market is an excellent example of our ability to generate growth and profitability by quickly fulfilling customer needs.

Performance Overview

Unless noted otherwise, the data in this Form 10-K reflects our continuing operations and, therefore, excludes the performance of our prior Emergency Response Vehicles (“ERV”) business. Over the past five years our sales have increased by $456.7 million, a compound annual growth rate (CAGR) of 15.8%, while income from continuing operations has grown by $18.5 million, a CAGR of 19.2%, and Adjusted EBITDA has grown by $35.4 million, a CAGR of 18.9%. Please see the reconciliation of income from continuing operations to Adjusted EBITDA near the end of Item 1 of this Form 10-K.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”). Sales by segment are as follows:

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries through our Bristol, Indiana; Landisville, Pennsylvania; and Charlotte, Michigan locations. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, which are marketed and sold as Utilimaster Upfit Services, through our manufacturing operations in Kansas City, Missouri; North Charleston, South Carolina; and Saltillo, Mexico. Our Fleet Vehicles and Services segment employed approximately 2,600 employees and 400 contractors as of December 31, 2022.

We offer fleet vehicles in Gross Vehicle Weight Rating (“GVWR”) Class 1 through Class 7, the largest range of product offerings amongst our competitors.

Cargo Van Upfit	“Velocity”	Traditional Walk-in-Van	Truck Body

Class 1 & 2	Class 2 & 3	Class 4 & 5	Class 6 & 7

Innovation

Our Solution Experts employ a customer-centric approach by working with customers through a process of listening and learning, needs assessment, and design innovation through building and implementing solutions designed with our customers and their end customers in mind. Innovations implemented by our Solution Experts include efficiency improvements and cost saving solutions for the service segment, utility industry, food and beverage delivery, and mobile retail industry, such as safe loading equipment, keyless entry and cargo access systems, backup camera systems, and refrigeration solutions. Our teams can deliver product customization ranging from out-of-the-box to 100% custom solutions, based on customer needs and business requirements.

Innovations launched by the product development team include a new walk-in-van format, named the Velocity. Available in GVWR Class 2 and Class 3 designs, the Velocity lineup spans multiple OEM chassis formats to accommodate buyer preference and to increase manufacturing and distribution scale.

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

Truck Bodies

Utilimaster dry van truck bodies are the industry standard for heavy-duty commercial delivery and are installed on chassis from a variety of manufacturers, which are supplied with a finished cab. They feature a highly customizable cargo area for maximum versatility and are manufactured with anti-rust galvanized steel, Utiliplate, and aluminum component parts. Available with cargo lengths from 10 to 28 feet and interior heights ranging from 72 to 108 inches.

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

Velocity®

A nimble, fuel efficient, and ergonomically designed walk-in van lineup built on commercial cargo van chassis across OEMs is designed to combine the cargo capacity of a traditional walk-in-van with the drivability of a smaller format vehicle. The Velocity lineup makes large product/package deliveries easy, with lower entry/egress height and 3-point grab rails at side and rear doors, and comfortable safe seats. Economical to operate, the Velocity features a lower total cost of ownership than that of a traditional walk-in van.

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

Manufacturing

We have implemented the Shyft Production System, lean manufacturing and continuous improvement in all of our fleet vehicle facilities in order to maximize efficiency and reduce costs. Our facilities are aligned with our commercial and OEM customers for the installation of upfit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high-skilled tradespeople and assemblers. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment for various vocations.

Specialty Vehicles Segment

Our Specialty Vehicles segment includes our Spartan RV Chassis and Builtmore Contract Manufacturing brands, service bodies, and vocation specific upfit. Spartan RV is manufactured out of our Charlotte, Michigan facility where we engineer and manufacture luxury Class A diesel motorhome chassis, provide contract assembly of specialty vehicles and other commercial vehicles, and distribute related aftermarket parts and accessories under the Red Diamond Aftermarket Solutions and Builtmore Contract Manufacturing brand names. Our service body operations include locations in Charlotte, Michigan; Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Waterville, Maine. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand, through our manufacturing operations in Pompano and West Palm Beach, Florida. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our proactive engineering, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealers, distributors or directly to consumers for service bodies and aftermarket parts and accessories. The Specialty Vehicles segment employed approximately 1,000 employees and less than 100 contractors as of December 31, 2022.

Innovation

Through trade shows and motorhome rallies, we talk with a wide variety of motorhome owners to identify needs and provide our customers the latest technology and highest quality in our motorhome and specialty chassis. Recent innovations to our motorhome chassis include: our Premier Drive™ system, with custom tuned shocks, 20k independent front suspension, and passive steer tag axle that greatly improve ride, handling and maneuverability; automatic air leveling that adds convenience and functionality to luxury motorhomes; and updates to the Connected Coach experience with the Tri-Pod Steering Wheel, rain sensing wiper controls, a 15in anti-glare Digital Dash that receives direct notifications from the Spartan RV Chassis Advanced Protection System™ (APS), which includes adaptive cruise control, collision mitigation, electronic stability control and lane departure warning – all designed to create a safer, more intuitive driving experience. We also support trade shows, OEM and dealer events to promote our service body products and upfit services. We continue to expand our product portfolio and execute innovations in that segment.

Products

Motorhome Chassis

We custom manufacture diesel chassis for luxury Class A motorhome to the individual specifications of our motorhome OEM customers under the Spartan RV Chassis brand name. These specifications vary based on specific interior and exterior design specifications, gross vehicle weight, horsepower, and electrical needs of the motorhome bodies to be attached to our chassis. Our motorhome chassis feature diesel engines of 360 to 605 horsepower and are used in motorhomes ranging from 34 to 45 feet. Our motorhome chassis are separated into four models: the K1, K2, K3, and K4 series chassis.

Contract Manufacturing

We provide final assembly services for Isuzu N-gas and F-series chassis for the North American market under the Builtmore Contract Manufacturing brand name. These class 3 and class 5 chassis are utilized in a variety of final configurations for light duty freight hauling and industrial uses. We have an efficient, flexible and a highly skilled team of assembly workers and management, which, along with a dedication to lean manufacturing and continuous improvement, allow us to deliver superior quality and value in contract manufacturing.

Service Bodies

We manufacture and assemble truck bodies for a variety of trades and vocations. Those body configurations include utility bodies, stake bodies, contractor bodies, dump/landscape bodies and vocational dry freight bodies under the Royal Truck Body and DuraMag brand names.

Specialty Upfit

We design and install custom lighting and upfit solutions to meet the unique needs of certain fleet industries including a range of specialty industries such as law enforcement, Department of Transportation, security companies, and providers of funeral, towing, and utility services. We provide durable, reliable, and high-quality product installations for any vehicle requiring specialty exterior and interior accessory upfits.

Parts and Accessories

We provide truck accessories under our Magnum brand and provide a full line of parts and accessories as well as maintenance and repair services for our motorhome and specialty chassis.

Marketing

We sell our Class A diesel motorhome chassis to OEMs for use in the manufacturing of luxury motorhomes. We actively participate in a variety of trade shows and motorhome rallies that promote our products and Red Diamond aftermarket solutions in addition to providing an opportunity to communicate with our end customers to showcase our latest innovations and identify needs and opportunities for continuous improvement of our chassis. We sell our service bodies through a commercial dealer network and through OEM pools, and we actively participate in a variety of regional and national trade shows that promote our products. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand. We are expanding the marketing of Magnum accessories beyond work trucks to include outdoor enthusiasts and truck owners.

Manufacturing

Our motorhome chassis, service body, and specialty manufacturing operations employ the Shyft Production System, lean manufacturing, and continuous improvement to bring efficiency and cost reduction throughout our Specialty Vehicles segment. We engineer, manufacture, and assemble Spartan RV chassis, as well as other specialty vehicles on non-automated assembly lines. We assemble both the Isuzu N-gas and F-series chassis on high-volume assembly lines that utilize a variety of state-of-the-art automation and testing equipment. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

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

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering team is looking past “current practices” and “best practices” to deliver “next practices” for our customers and shareholders. Our engineering group's goal throughout the company: to deliver world class products and manufacturing processes regardless of product line or location. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $25.3 million, $8.5 million, and $4.4 million on research and development in 2022, 2021, and 2020, respectively.

Shyft’s Blue Arc™ EV Solutions brought forward an all-electric purpose-built Class 3, 4, and 5 chassis platform built from the ground up and designed to serve a wide array of medium-duty truck markets, from last mile parcel delivery fleets to work trucks, passenger busses, recreational vehicles, and more. The EV-powered chassis will feature customizable length and wheelbase, making it well-suited for a variety of vehicle types. The chassis’ modular design can accommodate multiple GVWR classifications, based on build out and usage. With this high degree of configurability, the all-electric chassis is adaptable to last mile delivery, work truck, mass transit, recreational vehicle, and other emerging EV markets.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to twenty years, following the date of sale. With the use of validation testing, predictive analysis tools and engineering and design standards, we strive to continuously improve product quality and durability, and reduce our exposure to warranty claims. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see “Note 11 – Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 18 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment, and we have 22 United States, Canada, and Patent Cooperation Treaty pending patent applications. The existing patents will expire on various dates from 2025 through 2040 and utility patents are subject to payment of required maintenance fees. We also own or license 103 federal and international trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have various pending trademark applications.

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

Human Capital Management

We believe people are the most critical component in our continued success, and we strive to attract high-performing talent. As of December 31, 2022, we employed approximately 4,200 employees and contractors. Approximately 10% of our total workforce consists of contractors, including all personnel at our Saltillo, Mexico operation. Our production processes leverage a combination of skilled tradespeople and high-touch assemblers working in body, electrical, mechanical, paint, and assembly operations. As a team, our employees and contractors put the Company’s core values into action, while executing on key growth initiatives to maintain long-term sustainable growth. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results.

In our locations, we compete with many local companies for talent. We have implemented talent strategies and market competitive wages and benefits to support talent acquisition and retention. In addition to these actions, we have implemented employee surveys and focus groups that encourage our employees to share their opinions and feedback on the culture of our company. The results of the surveys are analyzed and measured to learn how we can enhance and accelerate improvements in the attraction and retention in a difficult talent environment.

We adhere to a philosophy that includes, among other things, commitments to create ongoing job opportunities, pay fair wages, and protect worker health and safety. Fundamental to these commitments are our Company’s core values of honesty and integrity, accountability, trust, and performance excellence. Management considers relations with the Company’s workforce to be positive.

Compensation and Benefits

We believe the structure of our compensation packages provides the appropriate incentives to attract, retain and motivate our employees. We provide base pay that is competitive and that aligns with employee positions, skill levels, experience and geographic location. In addition to base pay, we seek to reward employees with incentive awards, recognition programs, educational opportunities, paid time off, and equity awards for employees in certain roles.

Diversity and Inclusion

We value and advance the diversity and inclusion of the people with whom we work. We are committed to equal opportunity and are intolerant of discrimination and harassment. We strive to maintain workplaces that are free from discrimination or harassment on the basis of race, sex, color, national or social origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, political opinion or any other status protected by applicable law.

The basis for recruitment, hiring, placement, development, training, compensation and advancement at the Company includes qualifications, performance, skills and experience.

We do not tolerate disrespectful or inappropriate behavior, unfair treatment or retaliation of any kind. Harassment is not tolerated in the workplace and in any work-related circumstance outside the workplace.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2022 accounted for 52.6% of our sales. Sales to customers that individually exceeded 10% of our consolidated sales for 2022, 2021 and 2020 are detailed in the chart below.

Year	Customer	Sales ($ millions)	Percentage of consolidated sales	Segment
2022	Amazon	$153.6	15.0%	FVS
2022	Newmar	$107.7	10.5%	SV

2021	Amazon	$248.6	25.1%	FVS

2020	Amazon	$198.3	29.3%	FVS

We do have other significant customers which, if the relationship changes significantly, could have a material adverse impact on our financial position and results of operations. We believe that we have developed strong relationships with our customers and continually work to develop new customers and markets. See related risk factors in Item 1A of this Form 10-K.

Sales to customers outside the United States were $7.7 million, $11.7 million, and $9.5 million for the years ended December 31, 2022, 2021 and 2020, respectively, or 0.7%, 1.2%, and 1.4%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2022	December 31, 2021	Decrease
FVS	$736,690	$859,442	$(122,752)
SV	96,023	104,117	(8,094)
Total consolidated	$832,713	$963,559	$(130,846)

Our FVS backlog decreased by $122.8 million, or 14.3%. Our SV segment backlog decreased by $8.1 million, or 7.8%.

While orders in the backlog are subject to modification, cancellation or rescheduling by customers, this has not been a major factor in the past. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as chassis and component availability, changes in production rates, available capacity, new product introductions and competitive pricing actions, may affect actual sales. Accordingly, a comparison of backlog from period-to-period is not necessarily indicative of eventual actual shipments.

Non-GAAP Financial Measure

This Form 10-K presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	2022	2021	2020	2019	2018
Income from continuing operations	$36,558	$69,974	$38,289	$36,790	$18,116
Net (income) attributable to non-controlling interest	-	(1,230)	(347)	(140)	-
Interest expense	2,833	414	1,293	1,839	1,080
Income tax expense	7,368	14,506	9,867	10,355	3,334
Depreciation and amortization	14,774	11,356	13,903	6,073	6,214
Restructuring and other related charges	757	505	1,873	316	662
Acquisition related expenses and adjustments	884	1,585	1,332	3,531	1,952
Non-cash stock-based compensation expense	7,619	8,745	7,706	5,281	4,027
Loss from write-off of construction in process	-	-	2,430	-	-
Loss from liquidation of JV	-	643	-	-	-
Non-recurring professional fees	-	1,568	-	-	-
Adjusted EBITDA	$70,793	$108,066	$76,346	$64,045	$35,385

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other reports (and amendments thereto) filed or furnished pursuant to Section 13(a) of the Securities Exchange Act are available, free of charge, on our internet website (www.TheShyftGroup.com) as soon as reasonably practicable after we electronically file or furnish such materials with the Securities and Exchange Commission (“SEC”).

The SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Information About our Executive Officers

The executive officers of the Company, their business experience and their ages as of February 1, 2023, are as follows:

Name	Position	Business Experience	Age	Executive Officer Since
Daryl M. Adams	President and Chief Executive Officer	President and Chief Executive Officer since February 2015. Director since December 2014. Chief Operating Officer from July 2014 to February 2015. Chief Executive Officer, Midway Products from 2007 to 2014.	61	2015

Name	Position	Business Experience	Age	Executive Officer Since
Jonathan C. Douyard	Chief Financial Officer	Chief Financial Officer since March 2020. Vice President and Chief Financial Officer, Fluke Corporation from June 2016 to February 2020. Prior roles included finance leadership positions with Commercial Systems & Services business unit, Sikorsky Aircraft (United Technologies) and General Electric subsidiaries.	43	2020
Todd A. Heavin	Chief Operating Officer	Chief Operating Officer since June 2019. Independent Management Consultant from August 2017 to May 2019. Division President, American Axle from April 2017 to August 2017. Division General Manager, Metaldyne Performance Group from 2014 to April 2017.	61	2019
John Dunn	President, Fleet Vehicles and Services	President, Shyft Fleet Vehicles and Services since January 2023. President and CEO, North and South America of Plastic Omnium, Clean Energy Systems from April 2014 to December 2022. President, Brose North America from July 2012 to April 2014.	56	2023
Stephen K. Guillaume	President, Specialty Vehicles	President, Shyft Specialty Vehicles since May 2015. Vice President of New Business Development and Joint Ventures from January 2015 to May 2015.Vice President and General Manager, Navistar Commercial Trucks from 2010 through 2014.	55	2015
Joshua A. Sherbin	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary since May 2021. Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, TriMas Corporation from March 2016 to May 2021.	59	2021
Colin Hindman	Chief Human Resources Officer	Chief Human Resources Officer since June 2020. Chief Human Resources Officer, Dayco Products LLC from March 2017 to June 2020. Vice President, Human Resources, TriMas Corporation from March 2010 to November 2016.	48	2022

Item 1A.	Risk Factors.

Our financial condition, results of operations and cash flows are subject to various risks, many of which are not exclusively within our control that may cause actual performance to differ materially from historical or projected future performance. The risks described below are the primary risks known to us that we believe could materially affect our business, financial condition, results of operations, or cash flows. However, these risks may not be the only risks we face. Our business could also be affected by additional factors that are not presently known to us, factors we currently consider to be immaterial to our operations, or factors that emerge as new risks in the future. Readers should not interpret the disclosure of any risk factor to imply that the risk has not already materialized.

Risks Related to Global Events

Uncertain global macro-economic and political conditions could materially adversely affect our business, financial condition, results of operations, or cash flows.

Global and local business conditions include inflation, recession, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. We have experienced, and are continuing to experience, challenges and increases in costs for logistics and in our supply chains, such as increased port congestion, intermittent supplier delays, and volatility in prices of commodities such as base metals and raw materials. In addition, we are experiencing varying levels of inflation resulting in part from various supply chain disruptions, increased shipping and transportation costs, increased raw material and labor costs, and other disruptions caused by the COVID-19 pandemic and general economic conditions. Further unfavorable conditions such as a general slowdown of the U.S. economy, uncertainty and volatility in the financial markets, uncertainty or volatility in commodity prices or additional inflationary factors and rising interest rates could result in higher operating costs and expenses for our Company and could make it more difficult and expensive for us to obtain financing.

The current invasion of Ukraine by Russia has escalated tensions among the United States, the North Atlantic Treaty Organization (NATO) and Russia. Such invasion, ongoing military conflict, resulting sanctions and related countermeasures by NATO states, the United States and other countries could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our business, financial condition, results of operations, or cash flows.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. There were two customers that each accounted for 10 percent or greater of consolidated sales in 2022. Sales to our top 10 customers in 2022 accounted for 52.6 percent of our sales in the aggregate. In addition, our largest customer owns a significant share of a new entrant competitor, and our business may be adversely affected if the customer’s ownership of or our competitive relationship in the marketplace with our competitor results in a decline or discontinuation of the customer’s purchases from us.

We may not be able to remain competitive in the rapidly changing markets in which we compete.

The markets we serve are undergoing rapid transformation, particularly with respect to parcel delivery services and electric vehicle (EV) technologies. Our current and potential competitors include companies that have significantly greater financial, technical, manufacturing, marketing and other resources than we do, including OEMs and certain of our customers, and which are highly motivated by market opportunities to deploy those resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their electric vehicles. In addition to these established, mature competitors, we also face competition from new market entrants, including technology companies. As a result of these market opportunities, OEMs and other companies have taken actions to reduce costs, including through in-sourcing and supply base consolidation. We expect these trends to continue and even accelerate. We expect competition for electric vehicles to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide vehicle industry. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects. Our business will be adversely affected if we are unable to adequately respond to these pressures or otherwise continue to compete in these markets.

Amounts included in order backlog may not result in actual revenue and are an uncertain indicator of our future revenue.

Backlog is generally comprised of agreements and purchase orders from customers that are subject to modification, cancellation, or rescheduling. While realization of revenue related to order backlog has not been a major issue in the past, we cannot assure that we will recognize revenue with respect to each order included in order backlog. Should a cancellation occur, our order backlog and anticipated revenue would be reduced unless we are able to replace the cancelled order. As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. Reductions in our order backlog could negatively impact our future results of operations.

We evaluate our order backlog at least quarterly to determine if the orders continue to meet our criteria for inclusion in order backlog. We may adjust our reported order backlog to account for any changes, including those arising from continued customer intent and ability to fulfill order, supply base capacity, and changes in our ability, or the methodology used, to determine whether an order is likely to be completed. We cannot assure that our order backlog will result in revenue on a timely basis or at all, or that any cancelled contracts will be replaced.

As a result, the order backlog may not be indicative of future sales and can vary significantly from period to period. In addition, it is possible that the methodology for determining the order backlog may not be comparable to methods used by other companies.

The integration of businesses or assets we have acquired or may acquire in the future involves challenges that could disrupt our business and harm our financial condition.

As part of our growth strategy, we have pursued and expect we will continue to selectively pursue acquisitions of businesses or assets in order to diversify, expand our capabilities, enter new markets, or increase our market share. Integrating any newly acquired business or assets can be expensive and can require a great deal of management time and other resources. We cannot guarantee that we will be able to identify attractive acquisition targets or assets. If we are unable to successfully integrate the newly acquired businesses with our existing business, we may not realize the synergies we expect from the acquisition and our business and results of operations may be adversely impacted.

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

Increased costs, including costs of raw materials, component parts and labor costs, potentially impacted by changes in labor rates and practices, disruptions in supply chains and/or new or increased tariffs or similar restrictions, could reduce our operating income.

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, changes in labor rates and practices, and increases in tariffs or similar restrictions on materials we import. Increases in costs of raw materials used in our products could affect the cost of our supply materials and components, as rising steel and aluminum prices as well as increased tariffs have impacted the cost of certain of our manufacturing components. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages, which could result in increased materials costs to us and could adversely impact our projected manufacturing and delivery timelines. Although we attempt to mitigate the effect of any escalation in components, labor costs, and tariffs by negotiating with current or new suppliers and by increasing productivity or, where possible, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts, labor rates, and/or tariffs increase, and we are unable to pass on those increases to our customers.

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

Our EVs will rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our EV business could be adversely affected.

Our EVs will rely on software and hardware that is highly technical and complex and will require modification and updates over the life of the vehicles. Our software and hardware may contain errors, bugs, vulnerabilities or design defects, and our systems are subject to certain technical limitations that may compromise our ability to meet our objectives. Some errors, bugs, vulnerabilities, or design defects inherently may be difficult to detect and may only be discovered after the product has been released. Although we will attempt to remedy any issues we observe in our vehicles effectively and rapidly, such efforts may not be timely, may hamper production or may not be to the satisfaction of our customers.

If we are unable to prevent or effectively remedy errors, bugs, vulnerabilities or defects in our software and hardware, or fail to deploy updates to our software properly, we would suffer damage to our reputation, loss of customers, loss of revenue or liability for damages, any of which could adversely affect our business, prospects, financial condition, results of operations, and cash flows.

There are complex software and technology systems that need to be developed by us and in coordination with vendors and suppliers to reach mass production for our EVs, and there can be no assurance such systems will be successfully developed or integrated.

Our EVs and EV operations will use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers to reach mass production for our EVs. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may adversely affect our EV business.

We rely on third-party suppliers to develop a number of emerging technologies for use in our EVs, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our third-party suppliers, we could experience delays in delivering on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our EVs will make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

The battery packs within our EVs will make use of lithium-ion cells. If not properly managed or subject to environmental stresses, lithium-ion cells can rapidly release the energy they contain by venting smoke and flames in a manner that can ignite nearby materials as well as other lithium-ion cells. While the battery pack is designed to contain any single cell’s release of energy without spreading to neighboring cells, a field or testing failure of battery packs in our vehicles could occur, which could result in bodily injury or death and could subject us to lawsuits, field actions (including product recalls), or redesign efforts, all of which would be time consuming and expensive and could harm our brand image. Also, negative public perceptions regarding the suitability of lithium-ion cells for automotive applications, the social and environmental impacts of mineral mining or procurement associated with the constituents of lithium-ion cells, or any future incident involving lithium-ion cells, such as a vehicle or other fire, could materially and adversely affect our reputation and business, prospects, financial condition, results of operations, and cash flows.

Disruption of our supply base could affect our ability to obtain component parts.

We increasingly rely on component parts from global sources in order to manufacture our products. Disruption of this supply base due to international political events (including the conflict between Russia and Ukraine), natural disasters or adverse weather conditions (including any disasters or weather conditions caused by climate change), the COVID-19 pandemic, or other factors could affect our ability to obtain component parts at acceptable prices, or at all, and have a negative impact on our sales, results of operations and financial position.

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

Our ability to sustain and grow our business requires us to hire, retain and develop a highly skilled and diverse management team and workforce. Overall, there is intense competition for qualified and skilled employees. As all key personnel devote their full time to our business, the loss of any member of our management team, or other key persons, or the inability to hire key persons, could have an adverse effect on us. If we lose key members of our senior management team or are unable to effect successful transitions from one executive to another as part of our succession plan, we may not be able to effectively manage our current operations or meet ongoing and future business challenges, and this could have a material adverse effect on our business, financial condition and results of operations.

Risks associated with international sales and contracts could have a negative effect on our business.

In 2022, 2021, and 2020, we derived 0.7%, 1.2%, and 1.4% of our revenue from sales to, or related to, end customers outside the United States. We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

Additionally, as a public company, we are subject to the Foreign Corrupt Practices Act, which may place us at a competitive disadvantage to foreign companies that are not subject to similar regulations.

Changes in the method of determining London Interbank Offered Rate (LIBOR), or the replacement of LIBOR with an alternative rate, may adversely affect interest charged on our outstanding debt.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in “Note 13 – Debt” below. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR. When LIBOR ceases to exist, our interest expense may increase. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

More General Risks Applicable to Our Industry

General economic, market, and/or political conditions, whether on a global, national, or more regional scale, could have a negative effect on our business.

Acts of terrorism, armed conflicts, natural disasters (including those caused by climate change), budget shortfalls, cyber events, civil unrest, governmental actions, and epidemics have in the past and could in the future create significant uncertainties that may have material and adverse effects on consumer demand, shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented. An economic recession, whether resulting from one of these events or others, would have a material adverse impact on our financial condition and results of operations.

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

Our vehicles are subject to motor vehicle safety standards, and the failure to satisfy such mandated safety standards could have a material adverse effect on our business, financial condition, results of operations, and cash flows.

All vehicles sold must comply with international, federal, and state motor vehicle safety standards. In the United States, vehicles that meet or exceed all federally mandated safety standards are self-certified by the manufacturer under the federal regulations. Rigorous testing and the use of approved materials and equipment are among the requirements for achieving federal certification. Other jurisdictions outside the United States require us to meet Type Approval requirements proving to regulators that our vehicles meet those relevant safety standards in effect in those countries. Failure by us to maintain compliance of our current vehicles or obtain certification of compliance for any future vehicle, including future EV models, with motor vehicle safety standards in the United States, Canada or other jurisdictions could have a material adverse effect on our business, prospects, financial condition, results of operations, and cash flows.

Our operating results may fluctuate significantly on a quarter-to-quarter basis.

Our quarterly operating results depend on a variety of factors including the timing and volume of orders, the completion of product inspections and acceptance by our customers, and various restructuring initiatives that may be undertaken from time to time. As an example, our Fleet Vehicles and Services segment experiences seasonality whereby product shipments in the first and fourth quarters are generally lower than other quarters as a result of the busy holiday delivery operations experienced by some of its largest customers. Accordingly, our financial results may be subject to significant and/or unanticipated quarter-to-quarter fluctuations.

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

Gasoline or diesel fuel is required for the operation of the specialty vehicles we manufacture. There can be no assurance that the supply of these petroleum products will continue uninterrupted, that rationing will not be imposed or that the price of or tax on these petroleum products will not significantly increase in the future. Increases in gasoline and diesel prices and speculation about potential fuel shortages have had an unfavorable effect on consumer demand for motorhome from time to time in the past and may continue to do so in the future. This, in turn, may have a material adverse effect on our sales volume. Increases in the price of oil also can result in significant increases in the price of many of the components in our products, which may have an adverse impact on margins or sales volumes.

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

We may be unable to adequately protect our intellectual property.

While we believe that our patents, trademarks, know-how and other intellectual property have significant value, it is uncertain that this intellectual property or any intellectual property acquired or developed by us in the future will provide a meaningful competitive advantage. Our patents or pending applications may be challenged, invalidated or circumvented by competitors or rights granted thereunder may not provide meaningful proprietary protection. Moreover, competitors may infringe on our patents or successfully avoid them through design innovation. Policing unauthorized use of our intellectual property is difficult and expensive, and we may not be able to, or have the resources to, prevent misappropriation of our proprietary rights, particularly in countries where the laws may not protect such rights as fully as in the U.S. The cost of protecting our intellectual property may be significant and have a material adverse effect on our financial condition and future results of operations.

The unavailability, reduction, elimination or adverse application of government incentives could have an adverse effect on our business, prospects, financial condition and operating results.

The growth of our EV business depends in part on the availability and amounts of government incentives. Any reduction, elimination or discriminatory application of government incentives because of budgetary challenges, policy changes, the reduced need for such incentives due to the perceived success of electric vehicles or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry, which could have an adverse effect on our business, prospects, financial condition and operating results.

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (ESG) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our Sustainability Report. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

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

Our Fleet Vehicles and Services segment operates facilities in Bristol, Indiana; Charlotte, Michigan; Landisville, Pennsylvania; North Charleston, South Carolina; and Kansas City, Missouri. All of these facilities are leased except for facilities in Charlotte, which are owned by the Company. FVS also operates facilities in Saltillo, Mexico.

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

At December 31, 2022, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings. The information contained in “Note 11 – Commitments and Contingent Liabilities – EPA Matter” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SHYF.” The number of shareholders of record of our common stock on February 17, 2023 was 252. See Item 12 below for information concerning our equity compensation plans.

We paid dividends on our outstanding common shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 1, 2022	Nov. 16, 2022	Dec. 15, 2022	0.050
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	0.050
May 2, 2022	May 17, 2022	Jun. 17, 2022	0.050
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	0.050
Nov. 5, 2021	Nov. 16, 2021	Dec. 16, 2021	0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	0.025
May 7, 2021	May 18, 2021	Jun. 18, 2021	0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	0.025

On February 3, 2022, our Board of Directors authorized an increase in the Company’s quarterly dividend from $0.025 to $0.05 per share payable on or before March 17, 2022, to shareholders of record at the close of business on February 17, 2022.

No assurance, however, can be given that any future dividends will be made or, if made, as to the amounts or timing of any future dividends as such dividends are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index for the period beginning on December 31, 2017 and ending on the last day of 2022. The graph assumes an investment of $100 in our stock, the NASDAQ Composite Index, and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index on December 31, 2017, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2017 to December 31, 2022, is not necessarily indicative of future results.

	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
The Shyft Group, Inc.	$100.00	$46.34	$116.85	$184.42	$320.05	$163.08
NASDAQ Composite Index	$100.00	$97.16	$132.81	$192.47	$235.15	$158.65
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index	$100.00	$83.73	$105.66	$136.09	$160.10	$188.02

The stock price performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference by any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate this information by reference.

Issuer Purchases of Equity Securities

On February 22, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

During the quarter ended December 31, 2022, no shares were repurchased under this authorization. A summary of our purchases of our common stock during the fourth quarter of 2022 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs (2) (In millions)
October 2022	-	$-	-	$242.1
November 2022	234	23.08	-	242.1
December 2022	-	-	-	242.1
Total	-

(1) During the quarter ended December 31, 2022, 234 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

(2) This column reflects the number of shares that may yet be purchased pursuant to the Board of Directors authorization described above.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The Shyft Group, Inc. was organized as a Michigan corporation and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motorhome chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture as well as truck accessories.

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

We believe we can best carry out our long-term business plan and obtain optimal financial flexibility by using a combination of borrowings under our credit facilities, and internally or externally generated equity capital, as sources of expansion capital.

Executive Overview

●	Sales of $1,027.2 million in 2022, compared to $991.8 million in 2021
●	Gross margin of 17.6% in 2022, compared to 20.1% in 2021
●

Operating expense of $132.9 million ($25.3 million related to research and development), or 12.9% of sales in 2022, compared to $115.2 million ($8.5 million related to research and development), or 11.6% of sales in 2021

●	Operating income of $47.5 million in 2022, compared to $84.1 million in 2021
●	Income tax expense of $7.4 million in 2022, compared to $14.5 million in 2021
●	Income from continuing operations of $36.6 million in 2022, compared to $70.0 million in 2021
●	Diluted earnings per share from continuing operations of $1.03 in 2022, compared to $1.91 in 2021
●	Operating cash flow of $(18.8) million in 2022, compared to $74.0 million in 2021
●	Order backlog of $832.7 million in 2022, compared to $963.6 million in 2021

The following table shows our sales by market for the years ended December 31, 2022, 2021 and 2020 as a percentage of total sales:

	2022	2021	2020
Fleet vehicles sales	58.9%	63.0%	63.3%
Motorhome chassis sales	17.0%	17.0%	16.0%
Other specialty vehicles sales	18.1%	14.6%	14.0%
Aftermarket parts and accessories sales	6.0%	5.4%	6.7%
Total sales	100.0%	100.0%	100.0%

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

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets we serve. Some of our recent innovations and strategic developments include:

●

In March 2022, we announced Blue Arc™ Electric Vehicle (“EV”) Solutions, a new go-to-market brand alongside a trio of initial product offerings—an industry-first commercial grade purpose-built EV chassis; a fully reimagined from the ground up all-electric delivery walk-in van; and a fully portable, remote-controlled charging station, the Power Cube™.

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

●	The strength of our balance sheet and access to working capital through our revolving credit facility.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The discussion of our 2021 consolidated operating results compared to our 2020 consolidated operating results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of our 2021 Annual Report on Form 10-K filed February 24, 2022 and is incorporated by reference into this MD&A.

The following table sets forth, for the periods indicated, the components of our consolidated statements of operations, as a percentage of sales (percentages may not sum due to rounding):

	Year Ended December 31,
	2022	2021
Sales	100.0	100.0
Cost of products sold	82.4	79.9
Gross profit	17.6	20.1
Operating expenses:
Research and development	2.5	0.9
Selling, general and administrative	10.5	10.8
Operating income	4.6	8.5
Other expense, net	(0.3)	-
Income from continuing operations before income taxes	4.3	8.5
Income tax expense	0.7	1.5
Income from continuing operations	3.6	7.1
Loss from discontinued operations, net of income taxes	-	-
Non-controlling interest	-	0.1
Net income attributable to The Shyft Group, Inc.	3.6	6.9

Sales

Consolidated sales for the year ended December 31, 2022 increased by $35.4 million, or 3.6% to $1,027.2 million from $991.8 million in 2021. This increase reflects strong demand in our SV segment and favorable pricing implemented to offset material and labor inflation, partially offset by lower sales volumes in our FVS segment primarily due to supply chain constraints. These changes in sales are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold increased by $54.2 million, or 6.8%, to $846.7 million for the year ended December 31, 2022 from $792.5 million in 2021. Cost of products sold increased $56.1 million due to higher material and labor costs and $20.1 million due to inefficiencies and other costs in locations impacted by supply chain constraints, partially offset by lower volume and mix of 22.0 million. As a percentage of sales, cost of products sold increased to 82.4% in 2022, compared to 79.9% in 2021.

Gross Profit

Gross profit decreased by $18.9 million, or 9.5%, to $180.4 million in 2022 from $199.3 million in 2021. The decrease was due to higher material and labor costs of $56.1 million, inefficiencies of $20.1 million in locations impacted by supply chain constraints, and $10.2 million in volume, partially offset by price and mix increases of $67.5 million. Gross margin decreased to 17.6% in 2022 from 20.1% over 2021 due to the items mentioned above.

Operating Expenses

Operating expenses for the year ended December 31, 2022 increased by $17.7 million, or 15.4%, to $132.9 million from $115.2 million in 2021. Research and development expense increased $16.8 million in 2022 primarily related to electric vehicle development initiatives including materials and components associated with building prototype vehicles. Selling, general and administrative expense increased by $0.9 million, or 0.9%, to $107.6 million in 2022 from $106.7 million in 2021.

Other Income and Expense

Interest expense for the year ended December 31, 2022 increased by $2.4 million to $2.8 million from $0.4 million in 2021. The increase was due to additional borrowings and higher borrowing costs. Other expense was $0.8 million for the year ended December 31, 2022 compared to other income of $0.8 million for the year ended December 31, 2021.

Income Tax Expense

Income tax expense from continuing operations for the year ended December 31, 2022 was $7.4 million as compared to the prior year at $14.5 million. Our effective tax rate in 2022 was 16.8%, compared to 17.2% in 2021.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2022 decreased by $33.4 million, or 47.8%, to $36.6 million compared to $70.0 million in 2021. On a diluted per share basis, income from continuing operations decreased $0.88 to $1.03 in 2022 compared to $1.91 per share in 2021. Driving this decrease were the factors noted above.

Our Segments

This Form 10-K presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure when presented on a consolidated basis. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	Year Ended December 31, 2022	Year Ended December 31, 2021
Income from continuing operations	$36,558	$69,974
Net (income) attributable to non-controlling interest	-	(1,230)
Interest expense	2,833	414
Income tax expense	7,368	14,506
Depreciation and amortization expense	14,774	11,356
Restructuring and other related charges	757	505
Acquisition related expenses and adjustments	884	1,585
Non-cash stock-based compensation expense	7,619	8,745
Loss from liquidation of JV	-	643
Non-recurring professional fees	-	1,568
Adjusted EBITDA	$70,793	$108,066

Our FVS segment consists of our operations at our Bristol, Indiana; Charlotte, Michigan; Kansas City, Missouri; Landisville, Pennsylvania; North Charleston, South Carolina; and Saltillo, Mexico locations. This segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries; the production of commercial truck bodies, upfit services, and supply of related aftermarket parts and services under the Utilimaster brand name.

Our SV segment consists of our Charlotte, Michigan operations that engineer and manufacture motorhome chassis, other specialty chassis and distribute related aftermarket parts and assemblies. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand, through our manufacturing operations in Pompano and West Palm Beach, Florida. Our service bodies operations include locations in Charlotte, Michigan; Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Waterville, Maine.

The accounting policies of the segments are the same as those described, or referred to, in “Note 1 – Nature of Operations and Basis of Presentation.” Interest expense and Taxes on income are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below. Appropriate expense amounts are allocated to the two reportable segments and are included in their reported operating income or loss.

For certain financial information related to each segment, see “Note 17 – Business Segments” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$647,003	100.0%	$659,432	100.0%
Adjusted EBITDA	$65,719	10.2%	$108,621	16.5%
Segment assets	$308,357		$174,799

Sales in our FVS segment decreased by $12.4 million, or 1.9%, to $647.0 million in 2022 from $659.4 million in 2021. This decrease was primarily attributable to a sales volume decrease due to supply chain constraints, partially offset by pricing actions.

Adjusted EBITDA in our FVS segment was $65.7 million for the year ended December 31, 2022, a decrease of $42.9 million compared to $108.6 million for the year ended December 31, 2021. This decrease was primarily attributable to $32.6 million in material and labor inflation, $27.1 million in lower volume and inefficiencies due to supply chain constraints, and 9.1 million in manufacturing and other costs. These decreases were partially offset by pricing and mix of $25.9 million.

Order backlog for our FVS segment decreased by $122.8 million, or 14.3%, to $736.7 million at December 31, 2022 compared to $859.4 million at December 31, 2021. This decrease was primarily due to order fulfillment as chassis availability improved. Our backlog enables visibility into future sales which can normally range from two to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Specialty Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2022		2021
	Amount	Percentage	Amount	Percentage

Sales	$386,644	100.0%	$332,360	100.0%
Adjusted EBITDA	$54,413	14.1%	$32,668	9.8%
Segment assets	$220,768		$202,302

Sales in our SV segment increased by $54.2 million or 16.3%, to $386.6 million in 2022 compared to $332.4 million in 2021. This increase was due to strong sales volume growth and pricing actions.

Adjusted EBITDA for our SV segment was $54.4 million for the year ended December 31, 2022, an increase of $21.7 million compared to $32.7 million for the year ended December 31, 2021. This increase was primarily attributable to favorable pricing and mix of $43.1 million and volume and productivity of $6.0 million, offset by material and labor inflation of $23.5 million and increased operating and other expenses of $3.9 million.

Order backlog for our SV segment decreased by $8.1 million, or 7.8%, to $96.0 million at December 31, 2022 compared to $104.1 million at December 31, 2021. This decrease was due to consumer demand for RV travel returning back to pre-pandemic levels, partially offset by strong demand for service bodies. Our backlog enables visibility into future sales which can normally range from less than one month to twelve months depending on the product. This visibility allows us to more effectively plan and predict our sales and production activity.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2022	2021
Cash provided by (used in):
Operating activities	$(18,843)	$74,009
Investing activities	(20,416)	(22,076)
Financing activities	13,649	(35,770)
Net increase (decrease) in cash and cash equivalents	$(25,610)	$16,163

During 2022, cash and cash equivalents decreased by $25.6 million to a balance of $11.5 million as of December 31, 2022. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

 Cash Flow from Operating Activities

We used $18.8 million of cash for operating activities during the year ended December 31, 2022, a decrease in cash provided of $92.8 million from $74.0 million of cash provided by operating activities during the year ended December 31, 2021. The $18.8 million of cash used in 2022 was driven by a $73.1 million net outflow related to the change in net working capital, partially offset by a $54.3 million net inflow related to income adjusted for non-cash charges to operations. The change in working capital in 2022 was driven by a $94.0 million outflow related to increased receivables and contract assets primarily attributable to increased work in process production resulting from industry wide supply chain constraints, a $33.0 million outflow related to increased inventories primarily attributable to increased raw material inventories resulting from industry wide supply chain interruptions, partially offset by a $41.3 million inflow related to increased payables primarily attributable to our continued focus on managing the supply base and a $12.6 million inflow related to a net increase in remaining other assets and liabilities, including accrued compensation and warranty.

Cash Flow from Investing Activities

We used $20.4 million in investing activities during the year ended December 31, 2022, a $1.7 million decrease compared to the $22.1 million used during the year ended December 31, 2021. The decrease in cash used in investing activities is primarily attributable to a $2.6 million of purchases of property, plant and equipment net of disposals, partially offset by $0.9 million of lower cost of business acquisition.

Cash Flow from Financing Activities

We generated $13.6 million of cash through financing activities during the year ended December 31, 2022, compared to $35.8 million used during the year ended December 31, 2021. The $49.4 million increase in cash provided by financing activities is primarily attributable to $78.3 million of increased proceeds from long-term debt net of repayments, partially offset by $23.4 million of increased purchase and retirement of common stock and $5.5 million of increased issuance and vesting of stock incentive awards.

Effect of Inflation

Inflation affects us in two principal ways. First, our revolving credit facility is generally tied to the prime and LIBOR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the sales prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. We have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 7A of this Form 10-K for further information regarding commodity cost fluctuations.

Contingent Liabilities

EPA Matter

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

Debt

On November 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Bank of America, N.A. (the “Lenders”). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 5.12% (or one-month LIBOR plus 1.00%) at December 31, 2022. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1.2 million and $0.8 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $187.2 million and $376.8 million at December 31, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

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

Our current cash position, available borrowing capacity on our credit facilities, and the cash flows we expect to generate from continuing operations are expected to be sufficient to finance our operating and capital needs, including day to day operations, capital expenditures, research and development, investments in information technology systems, dividends and potential future acquisitions, for at least the next twelve months and the foreseeable future thereafter.

Our future contractual obligations, as described above, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt (1)	$70,335	2,867	5,734	5,734	56,000
Operating lease obligations	61,511	10,952	18,949	11,483	20,127
Purchase obligations	7,800	7,800	-	-	-

Total contractual obligations	$139,646	$21,619	$24,683	$17,217	$76,127

(1)

Debt includes revolving credit facility estimated interest payments and payments on finance leases. The interest payments on the related variable rate debt were calculated using the effective interest rate of 5.12% at December 31, 2022.

Equity Securities

February 22, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

We paid dividends on our outstanding common shares in 2022 and 2021 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Nov. 1, 2022	Nov. 16, 2022	Dec. 15, 2022	0.050
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	0.050
May 2, 2022	May 17, 2022	Jun. 17, 2022	0.050
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	0.050
Nov. 5, 2021	Nov. 6, 2021	Dec. 16, 2021	0.025
Aug. 6, 2021	Aug. 18, 2021	Sep. 15, 2021	0.025
May 7, 2021	May 18, 2021	Jun. 18, 2021	0.025
Feb. 15, 2021	Feb. 25, 2021	Mar. 25, 2021	0.025

On February 3, 2022, our Board of Directors authorized an increase in the Company’s quarterly dividend from $0.025 to $0.05 per share payable on or before March 17, 2022, to shareholders of record at the close of business on February 17, 2022.

Critical Accounting Policies and Estimates

The following discussion of critical accounting policies and estimates is intended to supplement “Note 1 – Nature of Operations and Basis of Presentation” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K. These policies were selected because they are broadly applicable within our operating units and they involve additional management judgment due to the sensitivity of the methods, assumptions and estimates necessary in determining the related statement of income, asset and/or liability amounts.

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

As of October 1, 2022, the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and found no indicators of impairment.

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

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 11 – Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

New and Pending Accounting Policies

See “Note 1 – Nature of Operations and Basis of Presentation” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2022, we had $56.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.6 million additional interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

The interest rate charged on our outstanding borrowings pursuant to our credit facility is currently based on LIBOR, as described in “Note 13 – Debt” below. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our revolving credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR. When LIBOR ceases to exist, our interest expense is not expected to increase materially. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2022.

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

Prevailing interest rates, interest rate relationships and commodity costs are primarily determined by market factors that are beyond our control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Form 10-K for a discussion of the limitations on our responsibility for such statements.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Shyft Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Shyft Group, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill – Specialty Vehicles Reporting Unit - Refer to Notes 1 and 6 to the consolidated financial statements

Critical Audit Matter Description

The Company performs its annual impairment test for goodwill as of October 1 of each year, or more frequently if an event occurs or conditions change that would more likely than not reduce the fair value of the asset below its carrying value. The Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment involves significant use of management’s judgment and assumptions including, but not limited to, macroeconomic conditions, industry conditions, the competitive environment, changes in the market for the Company’s products and current and forecasted financial performance. Changes in these assumptions could have a significant impact on either the fair value, the amount of any goodwill impairment charge, or both.

The Company’s goodwill balance was $48.9 million as of December 31, 2022, of which $33.6 million was allocated to the Specialty Vehicles reporting unit (“SV”). The Company concluded there were no indications that the fair value of any reporting unit was less than the carrying amount, therefore a quantitative assessment was not performed, and no impairment was recognized.

We identified goodwill for SV as a critical audit matter because of the significant judgment and assumptions used in the qualitative assessment, and the difference between the most recent fair value estimate and the carrying amount of SV. Auditing management’s judgments related to the impact of macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, capital markets pricing, recent fair value estimates, and carrying amounts required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s qualitative assessment of goodwill for the SV reporting unit included the following, among others:

●	We tested the effectiveness of controls over goodwill, including those over management's judgments and assumptions related to macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, capital markets pricing, recent fair value estimates and carrying amounts.

●	With the assistance of fair value specialists, we compared the qualitative factors used by management to current industry and economic trends, historical Company results, changes to the Company's business model, customer base or product mix and other relevant factors including contrary evidence.

●	We considered the completeness of management's identification of qualitative factors affecting SV by considering other information obtained in our review of board minutes, inquiries with management and substantive testing around operating revenues.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 23, 2023

We have served as the Company's auditor since 2021.

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

The Shyft Group, Inc.

Novi, Michigan

Opinion on the Consolidated Financial Statements

We have audited the consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 2020 for The Shyft Group Inc. (the “Company”), and the related notes and financial statement schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company’s auditor from 2007 to 2020.

Grand Rapids, Michigan

March 25, 2021, except for Notes 4 and 17, as to which the date is February 24, 2022

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$11,548	$37,158
Accounts receivable, less allowance of $246 and $187	115,742	87,262
Contract assets	86,993	21,483
Inventories	100,161	67,184
Other receivables – chassis pool agreements	19,544	9,926
Other current assets	11,779	10,813
Total current assets	345,767	233,826
Property, plant and equipment, net	70,753	61,057
Right of use assets – operating leases	53,386	43,316
Goodwill	48,880	48,880
Intangible assets, net	49,078	52,981
Net deferred tax assets	10,390	4,880
Other assets	2,227	2,927
TOTAL ASSETS	$580,481	$447,867

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$124,309	$82,442
Accrued warranty	7,161	5,975
Accrued compensation and related taxes	14,434	19,064
Contract liabilities	5,255	988
Operating lease liability	10,888	7,934
Other current liabilities and accrued expenses	19,452	9,256
Short-term debt – chassis pool agreements	19,544	9,926
Current portion of long-term debt	189	252
Total current liabilities	201,232	135,837
Other non-current liabilities	10,033	8,108
Long-term operating lease liability	44,256	36,329
Long-term debt, less current portion	56,266	738
Total liabilities	311,787	181,012
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,066 and 35,416 outstanding	92,982	95,375
Retained earnings	175,611	171,379
Total Shyft Group, Inc. shareholders’ equity	268,593	266,754
Non-controlling interest	101	101
Total shareholders' equity	268,694	266,855
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$580,481	$447,867

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020

Sales	$1,027,164	$991,792	$675,973
Cost of products sold	846,731	792,527	529,696
Gross profit	180,433	199,265	146,277

Operating expenses:
Research and development	25,324	8,541	4,361
Selling, general and administrative	107,600	106,672	93,068
Total operating expenses	132,924	115,213	97,429

Operating income	47,509	84,052	48,848

Other income (expense):
Interest expense	(2,833)	(414)	(1,293)
Other income (expense)	(750)	842	601
Total other income (expense)	(3,583)	428	(692)

Income from continuing operations before income taxes	43,926	84,480	48,156
Income tax expense	7,368	14,506	9,867
Income from continuing operations	36,558	69,974	38,289
Income (loss) from discontinued operations, net of income taxes	-	181	(5,123)
Net income	36,558	70,155	33,166
Less: net income attributable to non-controlling interest	-	1,230	347

Net income attributable to Shyft Group, Inc.	$36,558	$68,925	$32,819

Basic earnings per share
Continuing operations	$1.04	$1.94	$1.07
Discontinued operations	-	0.01	(0.14)
Basic earnings per share	$1.04	$1.95	$0.93
Diluted earnings per share
Continuing operations	$1.03	$1.91	$1.05
Discontinued operations	-	-	(0.14)
Diluted earnings per share	$1.03	$1.91	$0.91

Basic weighted average common shares outstanding	35,073	35,333	35,479

Diluted weighted average common shares outstanding	35,494	36,097	36,039

See accompanying Notes to Consolidated Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Additional Paid In Capital	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity

Balance at January 1, 2020	35,344	$353	$85,148	$86,764	$(518)	$171,747
Issuance of common stock and tax impact of stock incentive plan	14	-	(1,534)	-	-	(1,534)
Dividends declared ($0.10 per share)	-	-	-	(3,565)	-	(3,565)
Purchase and retirement of common stock	(300)	(3)	(768)	(6,732)	-	(7,503)
Issuance of restricted stock, net of cancellation	286	2	(2)	-	-	-
Stock-based compensation expense	-	-	7,848	-	-	7,848
Reclassification upon removal of par value on common stock	-	90,692	(90,692)	-	-	-
Net income	-	-	-	32,819	347	33,166
Balance at December 31, 2020	35,344	$91,044	$-	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	11	(2,950)	-	-	-	(2,950)
Dividends declared ($0.10 per share)	-	-	-	(3,744)	-	(3,744)
Purchase and retirement of common stock	(100)	(260)	-	(3,088)	-	(3,348)
Purchase of non-controlling interest	-	(1,204)	-	-	(958)	(2,162)
Issuance of restricted stock, net of cancellation	161	-	-	-	-	-
Stock-based compensation expense	-	8,745	-	-	-	8,745
Net income	-	-	-	68,925	1,230	70,155
Balance at December 31, 2021	35,416	$95,375	$-	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	18	(8,414)	-	-	-	(8,414)
Dividends declared ($0.20 per share)	-	-	-	(7,135)	-	(7,135)
Purchase and retirement of common stock	(607)	(1,598)	-	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	239	-	-	-	-	-
Stock-based compensation expense	-	7,619	-	-	-	7,619
Net income	-	-	-	36,558	-	36,558
Balance at December 31, 2022	35,066	$92,982	$-	$175,611	$101	$268,694

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income	$36,558	$70,155	$33,166
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,774	11,356	14,187
Deferred income taxes	(5,510)	880	19,790
Non-cash stock based compensation expense	7,619	8,745	7,848
Loss on sale of business	-	-	3,852
Loss (gain) on disposal of assets	826	(110)	82
Loss from write-off of construction in process	-	-	2,430
Changes in fair value of contingent consideration	-	-	(599)
Changes in accounts receivable and contract assets	(93,989)	(34,522)	(6,037)
Changes in inventories	(32,977)	(20,756)	12,834
Changes in accounts payable	41,302	34,954	(10,674)
Changes in accrued compensation and related taxes	(4,630)	1,930	971
Changes in accrued warranty	1,186	53	(60)
Changes in other assets and liabilities	15,998	1,324	(13,458)
Net cash provided by (used in) operating activities	(18,843)	74,009	64,332

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,564)	(23,002)	(14,534)
Proceeds from sale of property, plant and equipment	148	22	-
Acquisition of businesses, net of cash acquired	-	904	(18,050)
Proceeds from sale of business	-	-	47,500
Net cash provided by (used in) investing activities	(20,416)	(22,076)	14,916

Cash flows from financing activities:
Proceeds from long-term debt	145,000	45,000	16,000
Payments on long-term debt	(89,000)	(67,400)	(81,000)
Payments of debt issuance costs	-	(1,360)	-
Payments of dividends	(7,148)	(3,551)	(3,565)
Purchase and retirement of common stock	(26,789)	(3,348)	(7,503)
Exercise and vesting of stock incentive awards	(8,414)	(2,949)	(1,534)
Purchase of non-controlling interest	-	(2,162)	-
Net cash provided by (used in) financing activities	13,649	(35,770)	(77,602)

Net increase (decrease) in cash and cash equivalents	(25,610)	16,163	1,646
Cash and cash equivalents at beginning of year	37,158	20,995	19,349
Cash and cash equivalents at end of year	$11,548	$37,158	$20,995

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

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, service and vocational truck bodies, luxury Class A diesel motorhome chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture as well as truck accessories.

Principles of Consolidation

The consolidated financial statements include our accounts and the accounts of our wholly owned subsidiary, The Shyft Group USA, Inc. and its subsidiaries. All inter-company transactions have been eliminated.

Non-Controlling Interest. At December 31, 2022, The Shyft Group USA, Inc. held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, The Shyft Group USA, Inc. was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex is reported as a consolidated subsidiary of The Shyft Group, Inc. The joint venture is not currently active and the liquidation is substantially complete. In December 2021, the Company purchased the remaining 20% ownership interest in Strobes-R-Us (“SRUS”) for $2,162 and, thus, there was no non-controlling interest in SRUS as of December 31, 2021.

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

Fleet Vehicles and Services (“FVS”)

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

Specialty Vehicles (“SV”)

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

Some of our service bodies are built on a chassis that is owned and controlled by the customer. Due to the customer ownership of the chassis, the performance obligation for these service bodies is satisfied as the vehicles are built. Accordingly, the revenue and corresponding cost of products sold associated with these contracts are recognized over time based on the inputs completed for a given performance obligation during the reporting period. Certain contracts will specify that a service body is to be built on a chassis that we purchase and subsequently sell to the customer. The revenue on these contracts is recognized at the time that the performance obligation is satisfied, and control and risk of ownership has passed to the customer, which is generally upon shipment of the vehicle from our manufacturing facility to the customer or receipt of the vehicle by the customer, depending on contract terms. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

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

Property, Plant and Equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 years for buildings and improvements, three to 15 years for plant machinery and equipment, three to seven years for furniture and fixtures and three to five years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See “Note 7 – Property, Plant and Equipment” for further information on our property and equipment.

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

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on our Consolidated Statements of Operations. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 11 – Commitments and Contingent Liabilities” for further information regarding warranties.

Contract Liabilities. We sometimes receive advance payments from customers for product orders and record these amounts as liabilities. We accept such deposits when presented by customers seeking improved pricing in connection with orders that are placed for products to be manufactured and sold at a future date. Sales associated with these deposits are recognized over time based on the inputs completed for a given performance obligation during the reporting period or deferred and recognized upon shipment of the related product to the customer depending on the terms of the contract.

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

Interest and penalties attributable to income taxes are recorded as a component of income taxes. See “Note 9 – Taxes on Income” for further details on our income taxes.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations. See “Note 14 – Stock-Based Compensation” and “Note 16 – Earnings Per Share” for further details.

Stock-Based Compensation. Stock based compensation cost for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of restricted stock awards, restricted stock units and performance stock units subject to a performance condition is based upon the quoted market price of the common stock on the date of grant. Fair value of performance stock units subject to a market condition is calculated using the Monte Carlo simulation model. Our stock-based compensation plans are described in more detail in “Note 14 – Stock Based Compensation”.

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2022 and 2021 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles. More detailed information about our reportable segments can be found in “Note 17 – Business Segments”.

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $2,176, $592, and $1,757 for 2022, 2021, and 2020. Cash paid for income taxes, net of refunds, was $1,319, $12,199, and $608 for 2022, 2021 and 2020. Non-cash investing in 2022 included $2,489 of capital expenditures, $1,511 in 2021, and $1,496 in 2020. The Company has Chassis Pool Agreements, where it participates in a chassis converter pool that is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See “Note 13 – Debt” for further information about the Chassis Pool Agreements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 2 – DISCONTINUED OPERATIONS

On February 1, 2020, we completed the sale of our Emergency Response Vehicle (“ERV”) business for $55,000 cash subject to certain post-closing adjustments. In September 2020, the Company finalized the post-close net working capital adjustment and subsequently paid $7,500 on October 1, 2020. The results of the ERV business have been reclassified to Income from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2022, 2021, and 2020.

The Income (loss) from discontinued operations presented in the Consolidated Statement of Operations are summarized below:

	Year Ended December 31,
	2022	2021	2020

Sales	$-	$-	$19,167
Cost of products sold	-	-	18,678
Gross profit	-	-	489
Operating expenses	-	-	4,484
Operating loss	-	-	(3,995)
Loss on asset impairments	-	-	-
Other income (expense)	-	243	(3,383)
Income (loss) from discontinued operations before taxes	-	243	(7,378)
Income tax (expense) benefit	-	(62)	2,255
Net income (loss) from discontinued operations	$-	$181	$(5,123)

Total depreciation and amortization and capital expenditures for the discontinued operations for the years ended December 31, 2022, 2021 and 2020:

	Year Ended December 31,
	2022	2021	2020

Depreciation and amortization	$-	$-	$284
Capital expenditures	$-	$-	$84

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 3 – ACQUISITION ACTIVITIES

DuraMag Acquisition

On October 1, 2020, the Company acquired substantially all of the assets and certain liabilities of F3 MFG Inc. through the Company’s subsidiary, The Shyft Group DuraMag LLC (“DuraMag”). The Company paid $17,299 in cash, net of certain adjustments, which was partially financed by borrowing from our existing revolving credit facility, as described in “Note 13–Debt”. The valuation and the estimates and assumptions were finalized during the year ended December 31, 2021, as the measurement period had concluded. The excess of the purchase price over the fair values of the net tangible and intangible assets acquired of $5,401 was recorded as goodwill. Intangible assets totaling $5,590 have been assigned to customer relationships, trade names and trademarks, unpatented technology and non-competition agreements as a result of the acquisition.

NOTE 4 – REVENUE

Contract Assets and Liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	December 31, 2022	December 31, 2021
Contract Assets
Contract assets, beginning of year	$21,483	$9,414
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(21,483)	(9,414)
Contract assets recognized, net of reclassification to receivables	86,993	21,483
Contract assets, end of year	$86,993	$21,483

Contract Liabilities
Contract liabilities, beginning of year	$988	$756
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(988)	(743)
Cash received in advance and not recognized as revenue	5,255	975
Contract liabilities, end of year	$5,255	$988

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $736,690 and $96,023, respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2022.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the years ended December 31, 2022, 2021, and 2020. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2022
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$639,441	$386,536	$1,025,977	$(6,483)	$1,019,494
Other	7,562	108	7,670	-	7,670
Total sales	$647,003	$386,644	$1,033,647	$(6,483)	$1,027,164

Timing of revenue recognition
Products transferred at a point in time	$41,750	$208,645	$250,395	$-	$250,395
Products and services transferred over time	605,253	177,999	783,252	(6,483)	776,769
Total sales	$647,003	$386,644	$1,033,647	$(6,483)	$1,027,164

	Year Ended December 31, 2021
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$647,842	$332,293	$980,135	$-	$980,135
Other	11,590	67	11,657	-	11,657
Total sales	$659,432	$332,360	$991,792	$-	$991,792

Timing of revenue recognition
Products transferred at a point in time	$34,558	$198,852	$233,410	$-	$233,410
Products and services transferred over time	624,874	133,508	758,382	-	758,382
Total sales	$659,432	$332,360	$991,792	$-	$991,792

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2020
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$454,403	$212,109	$666,512	$-	$666,512
Other	9,055	406	9,461	-	9,461
Total sales	$463,458	$212,515	$675,973	$-	$675,973

Timing of revenue recognition
Products transferred at a point in time	$44,418	$127,801	$172,219	$-	$172,219
Products and services transferred over time	419,040	84,714	503,754	-	503,754
Total sales	$463,458	$212,515	$675,973	$-	$675,973

NOTE 5 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2022	2021
Finished goods	$13,361	$2,990
Work in process	5,200	2,471
Raw materials and purchased components	81,600	61,723
Total Inventories	$100,161	$67,184

NOTE 6 – GOODWILL AND INTANGIBLE ASSETS

Goodwill

We test goodwill for impairment at the reporting unit level on an annual basis as of October 1, or whenever an event or change in circumstances occurs that would more likely than not reduce the fair value of a reporting unit below its carrying amount. See “Goodwill and Other Intangible Assets” within “Note 1 – Nature of Operations and Basis of Presentation” for a description of our accounting policies regarding goodwill and other intangible assets.

As of October 1, 2022, the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and found no indicators of impairment.

As discussed in “Note 1 – Nature of Operations and Basis of Presentation” there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the weighted-average cost of capital (“WACC”) assumption.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The change in the carrying amount of goodwill for the year ended December 31, 2022 and 2021 were as follows (in thousands):

	FVS		SV		Total
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Goodwill, beginning of year	$15,323	$15,323	$33,557	$34,158	$48,880	$49,481
Acquisition and measurement period adjustments	-	-	-	(601)	-	(601)
Goodwill, end of year	$15,323	$15,323	$33,557	$33,557	$48,880	$48,880

OtherIntangible Assets

At December 31, 2022, we had other intangible assets, including customer and dealer relationships, non-compete agreements, trade names, trademarks, unpatented technology, patented technology. Certain non-compete agreements and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Unpatented technology, patented technology and certain non-compete agreements are amortized utilizing a straight-line approach over the estimated useful lives. We amortize the customer relationships utilizing an accelerated approach over the estimated remaining life. The Royal, DuraMag, Magnum, Utilimaster, and Strobes-R-Us trade names and trademarks are considered to have indefinite lives and are not amortized.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2022, consisted of our Royal, DuraMag, and Magnum trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for these trade name branded products, business trends, prospects and market and economic conditions. The fair value of our Royal, DuraMag, and Magnum trade names exceeded their carrying values, and therefore do not result in an impairment. We qualitatively assessed Utilimaster and Strobes-R-Us trade names and trademarks and found no indicators of impairment.

The following table provides information regarding our other intangible assets:

	As of December 31, 2022			As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$39,080	$12,174	$26,906	$39,080	$9,188	$29,892
Unpatented technology	540	135	405	540	75	465
Patented technology	2,200	894	1,306	2,200	619	1,581
Non-compete agreements	2,980	1,909	1,071	2,980	1,327	1,653
Trade Names	19,390	-	19,390	19,390	-	19,390
	$64,190	$15,112	$49,078	$64,190	$11,209	$52,981

We recorded $3,903, $3,405, and $3,265 of intangible asset amortization expense during 2022, 2021 and 2020.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2023	3,810
2024	3,477
2025	3,070
2026	2,944
2027	2,706
Thereafter	13,681
Total	$29,688

NOTE 7 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2022	2021
Land and improvements	$12,314	$9,810
Buildings and improvements	42,827	45,724
Plant machinery and equipment	55,969	49,305
Furniture and fixtures	18,334	20,421
Vehicles	2,083	2,607
Construction in process	9,946	12,700
Subtotal	141,473	140,567
Less accumulated depreciation	(70,720)	(79,510)
Total property, plant and equipment, net	$70,753	$61,057

We recorded depreciation expense of $10,871, $7,977, and $10,638 during 2022, 2021, and 2020, respectively. There were no capitalized interest costs in 2022, 2021, or 2020. In the second quarter of 2020, we committed to a plan to phase out the use of an ERP system at certain locations and determined that the estimated useful lives for the related assets had shortened. As a result, in 2020, we recorded depreciation expense of $3,060 attributable to accelerated depreciation and a loss of $2,430 from the write-off of related construction in process. The total after-tax impact on Income from continuing operations was an expense of $4,365 for 2020.

NOTE 8 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 17 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. As of December 31, 2022 and 2021, assets recorded under finance leases were immaterial (See “Note 13 – Debt”). Lease expense totaled $10,603, $8,679, and $6,913 for the years ended December 31, 2022, 2021 and 2020, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Operating lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Operating leases	$10,302	$8,233	$6,699
Short-term leases (1)	301	446	214
Total lease expense	$10,603	$8,679	$6,913

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended December 31, 2022	Year ended December 31, 2021
Weighted average remaining lease term of operating leases (in years)	8.0	8.9
Weighted average discount rate of operating leases	2.7%	3.0%

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2022	Year ended December 31, 2021	Year ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$9,500	$7,958	$6,338

Right of use assets obtained in exchange for lease obligations:
Operating leases	$19,159	$7,137	$16,829
Finance leases	$304	$271	$141

Maturities of operating lease liabilities as of December 31, 2022 are as follows:

Years ending December 31:
2023	10,952
2024	10,047
2025	8,902
2026	6,873
2027	4,610
Thereafter	20,127
Total lease payments	61,511
Less: imputed interest	(6,367)
Total lease liabilities	$55,144

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 9 – TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2022	2021	2020
Taxes on income from continuing operations	$7,368	$14,506	$9,867
Income tax expense (benefit) from discontinued operations	-	62	(2,255)
Total taxes on income	$7,368	$14,568	$7,612

Income taxes from continuing operations consist of the following:

	Year Ended December 31,
	2022	2021	2020
Current (benefit):
Federal	$10,672	$10,891	$8,191
State	1,960	2,745	2,474
Foreign	175	286	156
Total current	12,807	13,922	10,821
Deferred (benefit):
Federal	(4,976)	554	(975)
State	(463)	30	21
Total deferred	(5,439)	584	(954)
Total taxes on income	$7,368	$14,506	$9,867

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense are as follows:

	Year Ended December 31,
	2022	2021	2020
Federal income taxes at the statutory rate	$9,224	$17,741	$10,113
State tax expense, net of federal income tax benefit	1,132	2,481	1,895
Increase (decrease) in income taxes resulting from:
Tax rate benefit from NOL carryback due to CARES Act	-	-	(2,610)
Other deferred income tax adjustment	-	-	174
Non-deductible compensation	851	958	1,162
Other non-deductible expenses	-	-	94
Stock based compensation	(819)	(1,504)	(666)
Foreign tax expense	-	-	156
Valuation allowance adjustment	-	(82)	(254)
Unrecognized tax benefit adjustment	-	-	(14)
Federal research and development tax credit	(2,681)	(4,413)	(329)
Foreign tax credit	-	-	(32)
Other	(339)	(675)	178
Total	$7,368	$14,506	$9,867

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Operating lease liability	$13,664	$10,917
Research and development costs	12,066	-
Warranty reserve	1,592	1,330
Inventory costs and reserves	5,926	1,862
Deferment of employer's portion Social Security tax payment	-	526
Contract assets	10,030	2,518
Stock-based compensation	1,261	1,361
Net operating loss carry-forwards, net of federal income tax benefit	556	880
Compensation related accruals	621	609
Credit carry-forwards net of federal income tax benefit	1,454	1,332
Other	879	837
Total deferred income tax assets	$48,049	$22,172

Deferred income tax liabilities:
Cost offset method	$(14,371)	$-
Right of use assets	(13,121)	(10,682)
Depreciation	(7,901)	(4,846)
Intangible assets	(2,010)	(1,693)
Prepaid expenses	(256)	(71)
Total deferred income tax liabilities	$(37,659)	$(17,292)

Net deferred tax asset	$10,390	$4,880

Based upon an assessment of the available positive and negative evidence at December 31, 2022 and 2021, the total deferred income tax assets are more likely than not to be realized based on the consideration of deferred tax liability reversals and projected future taxable income.  Therefore, no valuation allowance was recorded at December 31, 2022 and 2021.

As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022 our research and development costs were capitalized and amortized for income tax purposes and resulted in an equal amount of deferred tax benefit as of December 31, 2022.

At December 31, 2022 and 2021, we had state tax NOL carry-forwards of $704, which expire between years 2029-2042, and $1,114, which expire between years 2027-2042, respectively. At December 31, 2022 and 2021, we had state tax credit carry-forwards of $2,353 which expire between years 2028-2033, and $2,289 which expire between years 2022-2031, respectively.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2022, 2021 and 2020 is as follows:

	2022	2021	2020
Balance at January 1,	5,247	$1,234	$1,270
Increase (decrease) related to prior year tax positions	(139)	2,935	(109)
Increase related to current year tax positions	775	1,161	101
Settlement	(97)	-	-
Expiration of statute	(38)	(83)	(28)
Balance at December 31,	$5,748	$5,247	$1,234

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

As of December 31, 2022, we had an ending UTB balance of $5,748 along with $690 of interest and penalties, for a total liability of $6,438, of which $6,033 is recorded as a non-current liability and $405 as a credit offsetting deferred tax assets. The change in interest and penalties amounted to an increase of $160 in 2022, $199 in 2021, and $92 in 2020, which were reflected in Income tax expense within our Consolidated Statement of Operations. The total amount of UTB that, if recognized, would impact our effective tax rate is $5,463 in 2022, $4,989 in 2021, and $1,234 in 2020.

As of December 31, 2022, we are no longer subject to examination by federal taxing authorities for 2018 and earlier years, however federal carryforwards from 2018 and earlier are open to adjustment.  We also file tax returns in several states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

We do not expect the total amount of UTB to significantly increase or decrease over the next twelve months.

NOTE 10 – TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. We had certain customers whose sales individually represented 10 percent or more of the Company's total sales as follows:

Year	Number of major customers	Combined percentage of consolidated sales	Segment
2022	2	25.4%	FVS and SV
2021	1	25.1%	FVS
2020	1	29.3%	FVS

NOTE 11 – COMMITMENTS AND CONTINGENT LIABILITIES

At  December 31, 2022, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

Changes in our warranty liability during the years ended December 31, 2022 and 2021 were as follows:

	2022	2021
Balance of accrued warranty at January 1	$5,975	$5,633
Provisions for current period sales	4,904	2,211
Cash settlements	(4,681)	(4,234)
Changes in liability for pre-existing warranties	963	2,076
Acquisitions	-	289
Balance of accrued warranty at December 31	$7,161	$5,975

EPA Matter

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

NOTE 12 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution retirement plans which cover all employees who meet length of service and minimum age requirements. Our matching contributions vest over five years and were $3,291, $2,572, and $1,762 in 2022, 2021, and 2020. These amounts are expensed as incurred.

NOTE 13 – DEBT

Short-term debt consists of the following:

	December 31, 2022	December 31, 2021
Chassis pool agreements	$19,544	$9,926
Total short-term debt	$19,544	$9,926

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Chassis Pool Agreements

The Company obtains certain vehicle chassis for its walk-in vans, service bodies and specialty vehicles directly from the chassis manufacturers under converter pool agreements. Chassis are obtained from the manufacturers based on orders from customers, and in some cases, for unallocated orders. The agreements generally state that the manufacturer will provide a supply of chassis to be maintained at the Company’s facilities with the condition that we will store such chassis and will not move, sell, or otherwise dispose of such chassis except under the terms of the agreement. In addition, the manufacturer typically retains the sole authority to authorize commencement of work on the chassis and to make certain other decisions with respect to the chassis including the terms and pricing of sales of the chassis to the manufacturer’s dealers. The manufacturer also does not transfer the certificate of origin to the Company nor permit the Company to sell or transfer the chassis to anyone other than the manufacturer (for ultimate resale to a dealer).

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled, nor expects to in the future settle, any related obligations in cash. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2022 and December 31, 2021, the Company’s outstanding chassis converter pool with manufacturers totaled $19,544 and $9,926, respectively, and the Company has included this financing agreement on the Company’s Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets.

Long-term debt consists of the following:

	December 31, 2022	December 31, 2021
Revolving credit facility	$56,000	$-
Finance lease obligations	455	450
Other	-	540
Total debt	56,455	990
Less current portion of long-term debt	(189)	(252)
Total long-term debt	$56,266	$738

Revolving Credit Facility

On November 30, 2021, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”) by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A. (“Wells Fargo”), as administrative agent, and the lenders party thereto consisting of Wells Fargo, JPMorgan Chase Bank, N.A., PNC Bank, National Association and Bank of America, N.A. (the “Lenders”). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 5.12% (or one-month LIBOR plus 1.00%) at December 31, 2022. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2022 and December 31, 2021, we had outstanding letters of credit totaling $1,200 and $760, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $187,162 and $376,776 at December 31, 2022 and December 31, 2021, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2022 and December 31, 2021, we were in compliance with all covenants in our Credit Agreement.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 14 – STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 4,056,250. Total shares remaining available for stock incentive grants under these plans totaled 1,204,205 at December 31, 2022. We are currently authorized to grant new stock options, restricted stock, restricted stock units, stock appreciation rights and performance stock units under our Stock Incentive Plan of 2016.

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

Restricted stock activity for the years ended December 31, 2022, 2021, and 2020, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at January 1, 2020	711	$8.58	0.9
Granted	172	13.07
Vested	(460)	8.42
Forfeited	(53)	11.85
Non-vested shares outstanding at December 31, 2020	370	10.02	1.0
Granted	85	36.76
Vested	(230)	11.26
Forfeited	(35)	20.45
Non-vested shares outstanding at December 31, 2021	190	21.81	1.0
Vested	(91)	17.62
Forfeited	(28)	21.98
Non-vested shares outstanding at December 31, 2022	71	$27.14	0.6

The weighted-average grant date fair value of non-vested shares granted was none, $36.76, and $13.07 for the years ended December 31, 2022, 2021 and 2020. During 2022, 2021 and 2020, we recorded compensation expense, net of cancellations, of $1,189, $2,542, and $2,637, related to restricted stock awards and direct stock grants. The total income tax benefit related to restricted stock awards was $275, $595, and $453 for 2022, 2021 and 2020. For the years ended December 31, 2022, 2021, and 2020, restricted shares vested with a fair market value of $1,591, $1,929, and $3,876. As of December 31, 2022, we had unearned stock-based compensation of $1,095 associated with these restricted stock grants, which will be recognized over a weighted average of 1.0 years.

Performance Stock Units

During the year ended December 31, 2022, 2021, and 2020, we granted 124,427, 84,740, and 214,299 performance stock units (“PSUs”), respectively, to certain employees, which are earned over a three-year service period.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

After completion of the performance period, the number of PSUs earned will be issued as shares of common stock. The aggregate number of shares of common stock that ultimately may be issued under PSUs where the performance period has not been completed can range from 0% to 200% of the target amount. The awards will generally be forfeited if a participant leaves the Company for reasons other than retirement, disability or death.

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

49,769, 30,770 and 74,319 of the PSUs granted in 2022, 2021, and 2020, respectively, are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (“Net Income PSUs”), which is a performance condition. None, 7,814, and 28,505 of the PSUs granted in 2022, 2021, and 2020, respectively, were based on certain performance criteria, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (“Exceptional Performance PSUs”), which is a performance condition. The number of shares that may be earned under the Net Income PSUs and Exceptional Performance PSUs can range from 0% to 200% of the target amount. The Net Income PSUs and Exceptional Performance PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period based on the probability that the performance conditions will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs and Exceptional Performance PSUs that will ultimately be earned changes. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

74,658, 46,156, and 111,475 of the PSUs granted in 2022, 2021, and 2020, respectively, are earned based on achievement of certain total shareholder return results relative to a comparison group of companies (“TSR PSUs”), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs granted was calculated using the Monte Carlo simulation model which resulted in the grant date fair value for these TSR PSUs of $43.41, $57.11 and $18.08 per unit in 2022, 2021, and 2020, respectively.

The Monte Carlo simulation was computed using the following assumptions:

	Granted in 2022	Granted in 2021	Granted in 2020
Three-year risk-free interest rate (1)	2.41%	0.29%	0.27%
Expected term (in years)	2.7	2.8	2.7
Estimated volatility (2)	55.6%	61.9%	58.2%

(1)	Based on the U.S. government bond benchmark on the grant date.
(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2022 was $3,176 and $197, respectively, for the year ended December 31, 2021was $3,663 and $310, respectively, and for the year ended December 31, 2020 was $2,809 and $369, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The PSU activity for the years ended December 31, 2022, 2021, and 2020, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2020	218	$11.82
Granted	214	15.28
	(22)	11.82
Non-vested as of December 31, 2020	410	13.63
Granted	85	48.08
Forfeited	(12)	26.94
Non-vested as of December 31, 2021	483	19.33
Granted	124	40.49
Forfeited	(38)	28.27
Vested	(194)	11.82
Non-vested as of December 31, 2022	375	$29.31

As of December 31, 2022 there was $4,523 of remaining unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.7 years.

Restricted Stock Units

During the year ended December 31, 2022, 2021, and 2020, we awarded 241,217 and 110,599, and 194,445 restricted stock units (“RSUs”), respectively, to certain employees and Board members. These RSUs generally vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of common stock. RSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant. Upon vesting, the dividend equivalents are paid in the form of cash at the discretion of the Human Resources and Compensation Committee.

The RSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2022 was $3,253 and $668, respectively, awards for the year ended December 31, 2021 was $2,540 and $499, respectively and, for the year ended December 31, 2020 was $1,752 and $362, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

  The RSU activity for the years ended December 31, 2022, 2021, and 2020, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2020	182	$8.98
Granted	194	13.45
Forfeited	(6)	16.17
Vested	(158)	9.56
Non-vested as of December 31, 2020	212	12.43
Granted	111	36.76
Forfeited	(3)	37.09
Vested	(119)	14.08
Non-vested as of December 31, 2021	201	24.51
Granted	241	29.58
Forfeited	(30)	32.96
Vested	(105)	22.15
Non-vested as of December 31, 2022	307	$28.38

As of December 31, 2022 there was $6,026 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase. During the years ended December 31, 2022, 2021, and 2020, we received proceeds of $434, $389, and $198 for the purchase of approximately 20,000, 11,000, and 12,000 shares under the ESPP.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 15 – SHAREHOLDERS EQUITY

On February 22, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date.

The following table represents our purchases of our common stock during the year ended December 31, 2022 under the share repurchase program.

Year Ended December 31,	Shares purchased (000)	Purchase value	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs
2022	607	$26,789	$242,102

During the year ended December 31, 2021, 100,000 shares were purchased under a prior authorization approved in 2016 for $3,348. As of December 31, 2021, 408,994 shares remained allowable to be purchased under the 2016 authorization.

In January 2022, we repurchased the remaining 408,994 shares available under the prior authorization for $18,884. On February 3, 2022, our Board of Directors authorized an increase in the Company’s quarterly dividend from $0.025 to $0.05 per share payable on or before March 17, 2022, to shareholders of record at the close of business on February 17, 2022.

NOTE 16 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2022, 2021, and 2020 (in thousands). Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Year Ended December 31,
	2022	2021	2020
Basic weighted average common shares outstanding	35,073	35,333	35,479
Plus dilutive effect of Restricted Stock Units and Performance Stock Units	421	764	560
Diluted weighted average common shares outstanding	35,494	36,097	36,039

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

Our SV segment consists of our Charlotte, Michigan operations that engineer and manufacture motorhome chassis, other specialty chassis and distribute related aftermarket parts and assemblies. Our service bodies operations include locations in Charlotte, Michigan; Carson, McClellan Park, and Montebello, California; Mesa, Arizona; Dallas and Weatherford, Texas; and Waterville, Maine. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand, through our manufacturing operations in Pompano and West Palm Beach, Florida.

The accounting policies of the segments are the same as those described, or referred to, in “Note 1 – Nature of Operations and Basis of Presentation”. Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and other”. Segment loss from operations in the “Eliminations and other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

Sales to customers outside the United States were $7,670, $11,657, and $9,461 for the years ended December 31, 2022, 2021, and 2020, or 0.7%, 1.2%, and 1.4%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2022

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$605,253	$-	$-	$605,253
Motorhome chassis sales	-	175,030	-	175,030
Other specialty vehicles sales	-	191,882	(6,483)	185,399
Aftermarket parts and accessories sales	41,750	19,732	-	61,482
Total sales	$647,003	$386,644	$(6,483)	$1,027,164

Depreciation and amortization expense	$4,555	$7,011	$3,208	$14,774
Adjusted EBITDA	65,719	54,413	(49,339)	70,793
Segment assets	308,357	220,768	51,356	580,481
Capital expenditures	13,381	1,268	6,893	21,542

THE SHYFT GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2021

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$624,874	$-	$-	$624,874
Motorhome chassis sales	-	168,166	-	168,166
Other specialty vehicles sales	-	145,134	-	145,134
Aftermarket parts and accessories sales	34,558	19,060	-	53,618
Total sales	$659,432	$332,360	$-	$991,792

Depreciation and amortization expense	$2,654	$6,832	$1,870	$11,356
Adjusted EBITDA	108,621	32,668	(33,223)	108,066
Segment assets	174,799	202,302	70,766	447,867
Capital expenditures	16,647	4,198	2,163	23,008

Year Ended December 31, 2020

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$428,499	$-	$-	$428,499
Motorhome chassis sales	-	107,849	-	107,849
Other specialty vehicles sales	-	94,633	-	94,633
Aftermarket parts and accessories sales	34,956	10,036	-	44,992
Total sales	$463,455	$212,518	$-	$675,973

Depreciation and amortization expense	$3,018	$6,323	$4,562	$13,903
Adjusted EBITDA	83,292	20,900	(27,846)	76,346
Segment assets	118,444	190,306	50,299	359,049
Capital expenditures	9,423	4,263	2,260	15,946

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting,” as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles and includes those policies and procedures that (i.) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii.) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii.) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2022.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

During the last fiscal quarter of the period covered by this report, there were no changes in our internal controls over financial reporting that have materially affected or are reasonably likely to materially affect such controls.

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

The Code of Ethics is available on the “Corporate Responsibility” portion of the Company's website under the “Policies and Charters” link. The Company's website address is www.theshyftgroup.com.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than as set forth below) is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2022.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	681,872	N/A (3)	1,150,734
Equity compensation plans not approved by security holders (2)	-	N/A	53,471
Total	681,872	N/A	1,204,205

(1)	Consists of The Shyft Group, Inc. Stock Incentive Plan of 2016 (the “2016 Plan”). See “Note 14 – Stock-Based Compensation” for more information regarding this plan.

(2)

Consists of The Shyft Group, Inc. Directors’ Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their “director’s fees” in the form of the Company’s common stock. The term “director’s fees” means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company’s Board of Directors or meetings of committees of the Board, and any retainer fee paid to such persons as members of the Board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director’s fees will, on or shortly after each “applicable date,” receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director’s fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term “applicable date” means any date on which a director’s fee is payable to the participant. 2,779 shares have been issued under this plan.

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

The information required by this item is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP [PCAOB ID No.34] is incorporated by reference from our definitive proxy statement for the 2023 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting – Year Ended December 31, 2022 and 2021

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements – Year Ended December 31, 2020 (BDO USA, LLP; Grand Rapids, Michigan; PCAOB ID #243)

Consolidated Balance Sheets – December 31, 2022 and December 31, 2021

Consolidated Statements of Operations – Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows – Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

Item 15(a)(2).	Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 15(a)(3).	List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

3.1	The Shyft Group, Inc. Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-K filed March 25, 2021).

3.2	The Shyft Group, Inc. Amended and Restated Bylaws (incorporated by reference to Exhibit to the Form 8-K filed October 21, 2022).

4.1	The Shyft Group, Inc. Restated Articles of Incorporation. See Exhibit 3.1 above.

4.2	The Shyft Group, Inc. Amended and Restated Bylaws. See Exhibit 3.2 above.

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K filed March 16, 2020).

Exhibit Number

10.1	The Shyft Group, Inc. Directors’ Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Form S-8 filed August 14, 2002).*

10.2	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.2 to the Form 10-K filed February 24, 2022)*

10.3	The Shyft Group, Inc. Leadership Team Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 5, 2015). *

10.4	The Shyft Group, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 10, 2022).*

10.5	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed March 14, 2008).*

10.6

The Shyft Group, Inc. Stock Incentive Plan of 2016, as amended by the First Amendment to Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 10, 2020).*

10.7	Form of Restricted Stock Agreement (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 7, 2009).*

10.8	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.15 to the Form 10-K filed March 25, 2021).*

10.9	Form of Restricted Stock Unit Agreement (employees) (incorporated by reference to Exhibit 10.16 to the Form 10-K filed March 25, 2021).*

10.10	Form of Restricted Stock Unit Agreement (non-employee directors) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed February 24, 2022).*

10.11	Form of Performance Share Unit Agreement (2022 LTI) (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q filed April 28, 2022).*

10.12	Form of Restricted Stock Unit Agreement (2022 LTI) (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q filed April 28, 2022).*

10.13	Form of Restricted Stock Unit Agreement (2022 LTI) (non-employee directors) (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q filed July 28, 2022).*

10.14	Employment Offer Letter dated July 22, 2014, from the Company to Daryl M. Adams (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 4, 2014). *

10.15	Employment Offer Letter dated January 21, 2020 from the Company to Jonathan C. Douyard (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 16, 2020).*

10.16	Employment Offer Letter dated May 31, 2019 from the Company to Todd A. Heavin (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 1, 2019). *

10.17	Employment Offer Letter dated December 23, 2014 from the Company to Steve Guillaume (incorporated by reference to Exhibit 10.24 to the Form 10-K filed March 9, 2016), as updated by a letter dated May 11, 2015 from the Company to Mr. Guillaume (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 9, 2016).*

Exhibit Number

10.18	Amended and Restated Credit Agreement dated November 30, 2021, by and among the Company and certain of the Company's subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 1, 2021).

21	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting firm.

23.2	Consent of BDO USA, LLP, Independent Registered Public Accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

THE SHYFT GROUP, INC.

February 23, 2023	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 23, 2023	By	/s/ Daryl M. Adams
Daryl M. Adams Director, President and Chief Executive Officer (Principal Executive Officer)

February 23, 2023	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial Officer)

February 23, 2023	By	/s/ Scott M. Ocholik
Scott M. Ocholik Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

February 23, 2023	By	/s/ James A. Sharman
James A. Sharman, Director

February 23, 2023	By	/s/ Thomas R. Clevinger
Thomas R. Clevinger, Director

February 23, 2023	By	/s/ Michael Dinkins
Michael Dinkins, Director

February 23, 2023	By	/s/ Carl Esposito
Carl Esposito, Director

February 23, 2023	By	/s/ Angela K. Freeman
Angela K. Freeman, Director

February 23, 2023	By	/s/ Paul A. Mascarenas
Paul A. Mascarenas, Director

February 23, 2023	By	/s/ Terri Pizzuto
Terri Pizzuto, Director

February 23, 2023	By	/s/ Mark Rourke
Mark Rourke, Director

 APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THE SHYFT GROUP, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period
Year ended December 31, 2022:

Allowance for doubtful accounts	$187	$240	$-	$(181)	$246

Year ended December 31, 2021:

Allowance for doubtful accounts	$116	$149	$-	$(78)	$187

Year ended December 31, 2020:

Allowance for doubtful accounts	$228	$69	$-	$(181)	$116