Form 10-Q
period 2023-03-31
SHYFT GROUP, INC.
filed 2023-04-27
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2023.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2023
Common Stock	34,915,231 shares

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

Risk Factors include the risk factors listed and more fully described in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission on February 23, 2023, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below, “Risk Factors”, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. Those risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,378	$11,548
Accounts receivable, less allowance of $255 and $246	120,141	115,742
Contract assets	60,094	86,993
Inventories	109,308	100,161
Other receivables – chassis pool agreements	16,112	19,544
Other current assets	4,908	11,779
Total current assets	317,941	345,767
Property, plant and equipment, net	73,939	70,753
Right of use assets – operating leases	54,931	53,386
Goodwill	48,880	48,880
Intangible assets, net	48,126	49,078
Net deferred tax assets	10,390	10,390
Other assets	2,805	2,227
TOTAL ASSETS	$557,012	$580,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$107,807	$124,309
Accrued warranty	6,183	7,161
Accrued compensation and related taxes	16,038	14,434
Contract liabilities	7,719	5,255
Operating lease liability	11,576	10,888
Other current liabilities and accrued expenses	14,404	19,452
Short-term debt – chassis pool agreements	16,112	19,544
Current portion of long-term debt	183	189
Total current liabilities	180,022	201,232
Other non-current liabilities	9,557	10,033
Long-term operating lease liability	45,251	44,256
Long-term debt, less current portion	65,224	56,266
Total liabilities	300,054	311,787
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,915 and 35,066 outstanding	89,260	92,982
Retained earnings	167,629	175,611
Total Shyft Group, Inc. shareholders’ equity	256,889	268,593
Non-controlling interest	69	101
Total shareholders' equity	256,958	268,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$557,012	$580,481

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2023	2022

Sales	$243,439	$206,883
Cost of products sold	200,515	180,952
Gross profit	42,924	25,931

Operating expenses:
Research and development	6,949	4,927
Selling, general and administrative	32,289	26,552
Total operating expenses	39,238	31,479

Operating income (loss)	3,686	(5,548)

Other income (expense)
Interest expense	(1,648)	(154)
Other income (expense)	70	(35)
Total other income (expense)	(1,578)	(189)

Income (loss) before income taxes	2,108	(5,737)
Income tax expense (benefit)	430	(1,885)
Net income (loss)	1,678	(3,852)
Less: net loss attributable to non-controlling interest	32	-

Net income (loss) attributable to The Shyft Group Inc.	$1,710	$(3,852)

Basic earnings (loss) per share	$0.05	$(0.11)
Diluted earnings (loss) per share	$0.05	$(0.11)

Basic weighted average common shares outstanding	35,058	35,108
Diluted weighted average common shares outstanding	35,340	35,108

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$1,678	$(3,852)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,864	2,969
Non-cash stock based compensation expense	1,827	1,648
(Gain) on disposal of assets	-	(10)
Changes in accounts receivable and contract assets	22,500	(5,012)
Changes in inventories	(9,147)	(24,072)
Changes in accounts payable	(16,920)	7,594
Changes in accrued compensation and related taxes	419	(7,966)
Changes in accrued warranty	(978)	(326)
Change in other assets and liabilities	2,644	1,243
Net cash provided by (used in) operating activities	5,887	(27,784)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,469)	(5,514)
Proceeds from sale of property, plant and equipment	25	29
Acquisition of business, net of cash acquired	(500)	-
Net cash used in investing activities	(4,944)	(5,485)

Cash flows from financing activities:
Proceeds from long-term debt	40,000	45,000
Payments on long-term debt	(31,000)	(10,000)
Payment of dividends	(1,878)	(1,886)
Purchase and retirement of common stock	(8,765)	(26,789)
Exercise and vesting of stock incentive awards	(3,470)	(6,523)
Net cash used in financing activities	(5,113)	(198)

Net decrease in cash and cash equivalents	(4,170)	(33,467)
Cash and cash equivalents at beginning of period	11,548	37,158
Cash and cash equivalents at end of period	$7,378	$3,691

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	5	(4,656)	-	-	(4,656)
Dividends declared ($0.05 per share)	-	-	(1,820)	-	(1,820)
Purchase and retirement of common stock	(349)	(893)	(7,872)	-	(8,765)
Issuance of restricted stock, net of cancellation	193	-	-	-	-
Non-cash stock based compensation expense	-	1,827	-	-	1,827
Net income (loss)	-	-	1,710	(32)	1,678
Balance at March 31, 2023	34,915	$89,260	$167,629	$69	$256,958

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	3	(8,372)	-	-	(8,372)
Dividends declared ($0.05 per share)	-	-	(1,794)	-	(1,794)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	215	-	-	-	-
Non-cash stock based compensation expense	-	1,648	-	-	1,648
Net loss	-	-	(3,852)	-	(3,852)
Balance at March 31, 2022	35,027	$87,053	$140,542	$101	$227,696

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2023, and our results of operations and cash flows for the three months ended March 31, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 23, 2023. The results of operations for the three months ended March 31, 2023, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the three months ended March 31, 2023 and March 31, 2022, included $2,494 and $1,443 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 3 – Debt" for further information about the chassis pool agreements.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2023	December 31, 2022
Finished goods	$11,696	$13,361
Work in process	3,796	5,200
Raw materials and purchased components	93,816	81,600
Total inventories	$109,308	$100,161

NOTE 3 – DEBT

Short-term debt consists of the following:

	March 31, 2023	December 31, 2022
Chassis pool agreements	$16,112	$19,544
Total short-term debt	$16,112	$19,544

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

Long-term debt consists of the following:

	March 31, 2023	December 31, 2022
Line of credit revolver	$65,000	$56,000
Finance lease obligation	407	455
Total debt	65,407	56,455
Less current portion of long-term debt	(183)	(189)
Total long-term debt	$65,224	$56,266

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

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 5.66% (or one-month LIBOR plus 1.00%) at March 31, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1,200, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $218,336 and $187,162 at March 31, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

NOTE 4 – REVENUE

Changes in our contract assets and liabilities for the three months ended March 31, 2023 and 2022 are summarized below:

	March 31, 2023	March 31, 2022
Contract Assets
Contract assets, beginning of period	$86,993	$21,483
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(66,340)	(18,635)
Contract assets recognized, net of reclassification to receivables	39,441	30,141
Contract assets, end of period	$60,094	$32,989

Contract Liabilities
Contract liabilities, beginning of period	$5,255	$988
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(4,421)	(988)
Cash received in advance and not recognized as revenue	6,885	5,193
Contract liabilities, end of period	$7,719	$5,193

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $584,933 and $82,478, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended March 31, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$154,028	$87,184	$(3,181)	$238,031
Other	5,405	3	-	5,408
Total sales	$159,433	$87,187	$(3,181)	$243,439

Timing of revenue recognition
Products transferred at a point in time	$12,154	$37,562	$-	$49,716
Products and services transferred over time	147,279	49,625	(3,181)	193,723
Total sales	$159,433	$87,187	$(3,181)	$243,439

	Three Months Ended March 31, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$111,336	$94,183	$-	$205,519
Other	1,361	3	-	1,364
Total sales	$112,697	$94,186	$-	$206,883

Timing of revenue recognition
Products transferred at a point in time	$9,555	$52,851	$-	$62,406
Products and services transferred over time	103,142	41,335	-	144,477
Total sales	$112,697	$94,186	$-	$206,883

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2023	December 31, 2022
Land and improvements	$12,314	$12,314
Buildings and improvements	42,857	42,827
Plant machinery and equipment	58,517	55,969
Furniture and fixtures	18,700	18,334
Vehicles	2,116	2,083
Construction in process	12,990	9,946
Subtotal	147,494	141,473
Less accumulated depreciation	(73,555)	(70,720)
Total property, plant and equipment, net	$73,939	$70,753

We recorded depreciation expense of $2,912 and $2,125 during the three months ended March 31, 2023 and 2022, respectively.

NOTE 6 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 17 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. Assets recorded under finance leases were immaterial (See "Note 3 – Debt").

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended March 31,
	2023	2022
Operating leases	$2,964	$2,238
Short-term leases(1)	252	38
Total lease expense	$3,216	$2,276

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	March 31,
	2023	2022
Weighted average remaining lease term of operating leases (in years)	7.9	8.5
Weighted average discount rate of operating leases	2.8%	2.7%

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$2,793	$2,061

Right of use assets obtained in exchange for lease obligations:
Operating leases	$3,975	$14,955
Finance leases	$65	$121

Maturities of operating lease liabilities as of March 31, 2023 are as follows:

Years ending December 31:
2023(1)	$8,800
2024	11,017
2025	9,742
2026	7,737
2027	5,499
Thereafter	20,500
Total lease payments	63,295
Less: imputed interest	(6,468)
Total lease liabilities	$56,827

(1) Excluding the three months ended March 31, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2023, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Three Months Ended March 31,
	2023	2022
Balance of accrued warranty at January 1	$7,161	$5,975
Provisions for current period sales	1,035	793
Changes in liability for pre-existing warranties	(769)	(174)
Cash settlements	(1,244)	(945)
Balance of accrued warranty at March 31	$6,183	$5,649

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

NOTE 8 – TAXES ON INCOME

Our effective income tax rate was a tax expense of 20.4% and a tax benefit of 32.9% for the three months ended March 31, 2023 and 2022, respectively.

The effective tax rate for the three months ended March 31, 2023 differs from the U.S. statutory tax rate of 21.0% primarily due to the tax benefit of research credits offset by state tax expense and non-deductible officer compensation.

The effective tax rate of a benefit of 32.9% for the three months ended March 31, 2022 is higher than the U.S. statutory tax rate of 21.0% due to a discrete tax benefit related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

NOTE 9 – BUSINESS SEGMENTS

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Our SV segment includes our Spartan RV chassis operations, Builtmore Contract Manufacturing operations, service body operations, vocation-specific equipment upfit services marketed under the Strobes-R-Us brand, and distribution of related aftermarket parts and accessories.

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

	Three Months Ended March 31, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$147,279	$-	$-	$147,279
Motorhome chassis sales	-	27,960	-	27,960
Other specialty vehicle sales	-	54,697	(3,181)	51,516
Aftermarket parts and accessories sales	12,154	4,530	-	16,684
Total sales	$159,433	$87,187	$(3,181)	$243,439

Depreciation and amortization expense	$1,338	$1,679	$847	$3,864
Adjusted EBITDA	12,473	13,852	(15,537)	10,788
Segment assets	300,578	235,844	20,590	557,012
Capital expenditures	1,865	741	2,298	4,904

	Three Months Ended March 31, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$103,142	$-	$-	$103,142
Motorhome chassis sales	-	44,891	-	44,891
Other specialty vehicle sales	-	44,706	-	44,706
Aftermarket parts and accessories sales	9,555	4,589	-	14,144
Total sales	$112,697	$94,186	$-	$206,883

Depreciation and amortization expense	$748	$1,661	$560	$2,969
Adjusted EBITDA	(871)	10,099	(9,871)	(643)
Segment assets	209,954	210,897	38,289	459,140
Capital expenditures	4,133	234	1,078	5,445

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $243.4 million for the first quarter of 2023, an increase of 17.7% compared to $206.9 million for the first quarter of 2022.
●	Gross Margin of 17.6% for the first quarter of 2023, compared to 12.5% for the first quarter of 2022.
●	Operating expense of $39.2 million, or 16.1% of sales for the first quarter of 2023, compared to $31.5 million, or 15.2% of sales for the first quarter of 2022.
●	Operating income of $3.7 million for the first quarter of 2023, compared to a loss of $5.5 million for the first quarter of 2022.
●	Income tax expense of $0.4 million for the first quarter of 2023, compared to benefit of $1.9 million for the first quarter of 2022.
●	Net income of $1.7 million for the first quarter of 2023, compared to loss of $3.9 million for the first quarter of 2022.
●	Diluted earnings per share of $0.05 for the first quarter of 2023, compared to loss of $0.11 for the first quarter of 2022.
●	Order backlog of $667.4 million at March 31, 2023, a decrease of $605.3 million or 47.6% from our backlog of $1,272.7 million at March 31, 2022.

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

○

Leveraging a scalable design, the full Blue Arc EV portfolio is available in Class 3, 4 and 5 walk-in van configurations with body length options from 12 to 22 feet. Designed for high-frequency, last-mile delivery fleets, these vehicles are powered by lithium-ion battery packs with optional extended range packs available. With these options, Shyft customers can maximize productivity and minimize cost of ownership, including fuel and maintenance costs.

○

In March 2023, we completed testing and received certification from the United States Environmental Protection Agency (EPA) for the Company’s Blue Arc™ EV Solutions Class 3, 4 and 5 electric delivery vehicles. In April 2023, we completed testing and received an executive order of compliance from the California Air Resources Board (CARB) for the Company’s Blue Arc™ EV Solutions Class 3, 4 and 5 electric delivery vehicles. Testing for CARB demonstrated Class 3 delivery vehicle performance at a 225-mile city driving range.

●

The Velocity lineup of last-mile delivery vehicles span Gross Vehicle Weight Rating class sizes 2 and 3 and are available on Ford Transit, Mercedes Sprinter, and RAM Promaster chassis. The Velocity combines fuel efficiency, comfort, and maneuverability with the cargo space, access, and load capacity similar to a traditional walk-in van.

●

Royal Truck Body’s new Severe Duty body, built to fit General Motors’ medium-duty truck class and Ford's Super Duty truck class, includes more standard features than any other service body on the market. With its fortress five-point lock system, 10-gauge steel box tops treated with a protective Polyurea coating and 3/8″ tread plate steel floors, this work truck is built to last and is ideal for contractors and business owners that need heavy-duty work trucks.

●

In March 2023, we debuted the all-new steel Royal XP Service Body, precision engineered to eliminate water, salt and chemical traps and featuring a proprietary high-endurance coating for a glossy, high-edge finish to seal out weather and wear. The body is third party tested to live up to its promise on the punishing proving grounds of a leading commercial testing facility and is performance-rated for 250,000 miles.

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

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 23, 2023.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended March 31,
	2023	2022
Sales	100.0	100.0
Cost of products sold	82.4	87.5
Gross profit	17.6	12.5
Operating expenses:
Research and development	2.9	2.4
Selling, general and administrative	13.3	12.8
Operating income (loss)	1.5	(2.7)
Other income (expense)	(0.6)	(0.1)
Income (loss) before income taxes	0.9	(2.8)
Income tax expense (benefit)	0.2	(0.9)
Income (loss)	0.7	(1.9)
Non-controlling interest	0.0	-
Net income (loss) attributable to The Shyft Group, Inc.	0.7	(1.9)

Three Months March 31, 2023 Compared to the Three Months Ended March 31, 2022

Sales

For the quarter ended March 31, 2023, we reported consolidated sales of $243.4 million, compared to $206.9 million for the first quarter of 2022, an increase of $36.5 million or 17.7%. This increase reflects strong demand in our Fleet Vehicles and Services (“FVS”) segment and favorable pricing implemented to offset material and labor inflation, partially offset by lower sales volumes in our Specialty Vehicles (“SV”) segment primarily attributable to lower motorhome chassis sales.

Cost of Products Sold

Cost of products sold was $200.5 million in the first quarter of 2023, compared to $181.0 million for the first quarter of 2022, an increase of $19.5 million or 10.8%. The increase was due to $28.9 million higher volume and mix and $2.0 million higher material and labor costs, partially offset by $11.3 million due to higher productivity.

Gross Profit

Gross profit was $42.9 million for the first quarter of 2023, compared to $25.9 million for the first quarter of 2022, an increase of $17.0 million or 65.5%. The increase was due to $7.7 million more favorable volume and mix net of cost and $11.3 million higher productivity and other items, partially offset by $2.0 million due to higher material and labor costs.

Operating Expenses

Operating expenses were $39.2 million for the first quarter of 2023, compared to $31.5 million for the first quarter of 2022, an increase of $7.7 million or 24.6%. Research and development expense for the first quarter of 2023 was $6.9 million, compared to $4.9 million in the first quarter of 2022, an increase of $2.0 million, of which $2.4 million was related to electric vehicle development initiatives partially offset by a $0.4 million decrease related to other products. Selling, general and administrative expense was $32.3 million for the first quarter of 2023, compared to $26.6 million for the first quarter of 2022, an increase of $5.7 million, primarily driven by increased employee and administrative costs, of which $1.7 million was related to electric vehicle development.

Other Income (Expense)

Interest expense was $1.6 million for the first quarter of 2023, compared to $0.2 million for the first quarter of 2022, driven by higher borrowing costs. Other income was $0.1 million for the first quarter of 2023, compared to de minimis expense for the first quarter of 2022.

Income Tax Expense (Benefit)

Our effective income tax rate was a tax expense of 20.4% for the first quarter of 2023, compared to a tax benefit of 32.9% for the first quarter 2022. The effective tax rate for 2023 reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits.

The effective tax rate for the first quarter of 2023 compares unfavorably to the first quarter of 2022 primarily due to the discrete tax benefit related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting realized in the first quarter of 2022.

Net Income (Loss)

Net income (loss) for the first quarter of 2023 increased by $5.6 million to $1.7 million compared to a loss of $3.9 million for the first quarter of 2022. On a diluted per share basis, earnings increased $0.16 to $0.05 for the first quarter of 2023 compared to a loss of $0.11 per share for the first quarter of 2022. Driving this increase were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first quarter of 2023 was $10.8 million, compared to a loss of $0.6 million for the first quarter of 2022, an increase of $11.4 million.

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2023 compared to the same period for 2022 (in millions):

Adjusted EBITDA three months ended March 31, 2022	$(0.6)
Sales volume and other	7.7
Product pricing and mix	8.1
Material and labor costs	(2.0)
EV development costs	(4.1)
General and administrative costs and other	1.7
Adjusted EBITDA three months ended March 31, 2023	$10.8

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	March 31, 2023	March 31, 2022
Fleet Vehicles and Services	$584,933	$1,148,700
Specialty Vehicles	82,478	123,999
Total consolidated	$667,411	$1,272,699

The consolidated backlog at March 31, 2023 totaled $667.4 million, a decrease of $605.3 million, or 47.6%, compared to $1,272.7 million at March 31, 2022.

Our Fleet Vehicles and Services backlog decreased by $563.8 million, or 49.1%, due to increased sales volume driven by easing of supply chain constraints and demand returning to normalized levels. Our Specialty Vehicles segment backlog decreased by $41.5 million, or 33.5%, due to lower motorhome orders.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net Income (loss)	$1,678	$(3,852)
Net loss attributable to non-controlling interest	32	-
Add (subtract):
Interest expense	1,648	154
Depreciation and amortization expense	3,864	2,969
Income tax expense (benefit)	430	(1,885)
Restructuring and other related charges	62	107
Acquisition related expenses and adjustments	291	216
Non-cash stock based compensation expense	1,827	1,648
Legacy legal matters	956	-
Adjusted EBITDA	$10,788	$(643)

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: FVS and SV.

For certain financial information related to each segment, see "Note 9 – Business Segments," of the Notes to Condensed Consolidated Financial Statements appearing in Item 1 of this Form 10-Q.

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$159,433	100.0%	$112,697	100.0%
Adjusted EBITDA	12,473	7.8%	(871)	(0.8%	)

Sales in our FVS segment were $159.4 million for the first quarter of 2023, compared to $112.7 million for the first quarter of 2022, an increase of $46.7 million or 41.5%. This increase was primarily attributable to increased sales volume driven by truck body sales as well as easing of industry wide supply chain constraints.

Adjusted EBITDA in our FVS segment for the first quarter of 2023 was $12.5 million compared to a loss of $0.9 million for the first quarter of 2022, an increase of $13.4 million. This increase was primarily attributable to $2.4 million favorable volume, and $3.4 million favorable pricing and mix, $5.8 million favorable productivity and $1.8 million favorable material, labor costs, and other costs.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$87,187	100.0%	$94,186	100.0%
Adjusted EBITDA	13,852	15.9%	10,099	10.7%

Sales in our SV segment were $87.2 million in the first quarter of 2023, compared to $94.2 million for the first quarter of 2022, a decrease of $7.0 million or 7.4%. This decrease was primarily attributable to lower motorhome sales volumes, partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the first quarter of 2023 was $13.9 million, compared to $10.1 million for the first quarter of 2022, an increase of $3.8 million or 37.2%. This increase was primarily attributable to $7.6 million favorable pricing and mix and $0.5 million favorable productivity, partially offset by $2.3 million due to lower volume and $2.0 million due to material, labor, and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $4.2 million from December 31, 2022, to a balance of $7.4 million as of March 31, 2023. These funds, in addition to cash generated from future operations and availability under our existing credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $5.9 million of cash from operating activities during the three months ended March 31, 2023, an increase in cash provided of $33.7 million from $27.8 million of cash used in operating activities during the three months ended March 31, 2022. The $5.9 million of cash generated in the first quarter of 2023 was driven by a $7.4 million net inflow related to income adjusted for non-cash charges to operations, partially offset by a $1.5 million net outflow related to the change in net working capital. The change in working capital in the first quarter of 2023 was driven by a $22.5 million net inflow related to decreased receivables and contract assets primarily attributable to increased sales volumes driven by easing of industry wide supply chain constraints and a $3.0 million net inflow related to changes in accrued compensation and related taxes and other assets and liabilities, offset by a $16.9 million net outflow related to decreased payables primarily attributable to timely processing of payments, a $9.1 million net outflow related to increased inventories primarily attributable to increased raw material inventories and a $1.0 million net outflow related to changes in accrued warranty.

Cash Flow from Investing Activities

We used $4.9 million in investing activities during the three months ended March 31, 2023, a decrease in cash used of $0.6 million from $5.5 million used during the three months ended March 31, 2022. The decrease in cash used in investing activities is primarily due to a $1.0 million decrease in the purchases of property, plant and equipment, partially offset by a $0.5 million increase related to the acquisition of a business.

Cash Flow from Financing Activities

We used $5.1 million of cash through financing activities during the three months ended March 31, 2023, an increase in cash used of $4.9 million from $0.2 million used during the three months ended March 31, 2022. The increase in cash used by financing activities is primarily attributable to $21.0 million of increased payments on long-term debt and $5.0 million of decreased proceeds from long-term debt, partially offset by an $18.0 million decrease in the purchase and retirement of common stock and a $3.1 million decrease in exercise and vesting of stock awards.

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

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted LIBOR plus 1.0%; or (ii) adjusted LIBOR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 5.66% (or one-month LIBOR plus 1.00%) at March 31, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1.2 million, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $218.3 million and $187.2 million at March 31, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2023, we repurchased 348,705 shares for $8.8 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2023 and 2022 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	$0.050
Nov. 1, 2022	Aug. 17, 2022	Sep. 16, 2022	$0.050
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	$0.050
May 2, 2022	May 17, 2022	June 17, 2022	$0.050
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	$0.050

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2023, we had $65.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.7 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

The interest rate charged on our outstanding borrowings pursuant to our revolving credit facility is currently based on LIBOR, as described in Part 1, Item 1, "Note 4 – Debt" of this Form 10-Q. On July 27, 2017, the Financial Conduct Authority in the U.K. announced that it would phase out LIBOR by the end of 2021. On November 30, 2020, the ICE Benchmark Administration Limited (ICE) announced plans to delay the phase out of LIBOR to June 30, 2023. The U.S. Federal Reserve is considering replacing U.S. dollar LIBOR with a newly created index called the Secured Overnight Funding Rate (SOFR), a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. Our revolving credit facility provides for the transition to a replacement for LIBOR, and it also provides for an alternative to LIBOR. When LIBOR ceases to exist, our interest expense is not expected to increase materially. It is also possible that the overall financing market may be disrupted as a result of the phase-out or replacement of LIBOR with SOFR or any other reference rate. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

In February 2023, Shyft implemented a new enterprise resource planning system at the Charlotte, Michigan, Specialty Vehicles location. In connection with this implementation, Shyft replaced multiple internal controls with new or modified controls.

Except as described above, there were no changes in our internal control over financial reporting during the quarter ended March 31, 2023, that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

See “Note 7 – Commitments and Contingent Obligations,” included in Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” within this quarterly report on Form 10-Q.

Item 1A.	Risk Factors

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2022 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2023, we repurchased 348,705 shares for $8.8 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
January 1 to January 31	-	$-	-	$242.1
February 1 to February 28	152,062	30.66	-	242.1
March 1 to March 31	363,320	24.65	348,705	233.3
Total	515,382		348,705

(1) During the quarter ended March 31, 2023, 166,677 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.8.2	Form of Performance Share Unit Agreement (2023 LTI)*

10.9.2	Form of Restricted Stock Unit Agreement (2023 LTI)*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2023	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer