Form 10-Q
period 2023-06-30
SHYFT GROUP, INC.
filed 2023-07-27
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2023.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 21, 2023
Common Stock	34,961,090 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$7,808	$11,548
Accounts receivable, less allowance of $270 and $246	93,442	115,742
Contract assets	41,230	86,993
Inventories	101,303	100,161
Other receivables – chassis pool agreements	9,312	19,544
Other current assets	7,078	11,779
Total current assets	260,173	345,767
Property, plant and equipment, net	77,393	70,753
Right of use assets – operating leases	49,132	53,386
Goodwill	48,880	48,880
Intangible assets, net	47,173	49,078
Net deferred tax assets	10,390	10,390
Other assets	2,705	2,227
TOTAL ASSETS	$495,846	$580,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,733	$124,309
Accrued warranty	6,018	7,161
Accrued compensation and related taxes	14,770	14,434
Contract liabilities	4,198	5,255
Operating lease liability	11,378	10,888
Other current liabilities and accrued expenses	8,549	19,452
Short-term debt – chassis pool agreements	9,312	19,544
Current portion of long-term debt	179	189
Total current liabilities	140,137	201,232
Other non-current liabilities	9,826	10,033
Long-term operating lease liability	39,501	44,256
Long-term debt, less current portion	45,184	56,266
Total liabilities	234,648	311,787
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,956 and 35,066 outstanding	90,606	92,982
Retained earnings	170,523	175,611
Total Shyft Group, Inc. shareholders’ equity	261,129	268,593
Non-controlling interest	69	101
Total shareholders' equity	261,198	268,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$495,846	$580,481

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales	$225,101	$232,195	$468,540	$439,078
Cost of products sold	182,347	190,077	382,862	371,029
Gross profit	42,754	42,118	85,678	68,049

Operating expenses:
Research and development	5,890	7,563	12,839	12,490
Selling, general and administrative	30,270	26,860	62,559	53,412
Total operating expenses	36,160	34,423	75,398	65,902

Operating income	6,594	7,695	10,280	2,147

Other income (expense)
Interest expense	(1,477)	(463)	(3,125)	(617)
Other income (expense)	124	(488)	194	(523)
Total other expense	(1,353)	(951)	(2,931)	(1,140)

Income before income taxes	5,241	6,744	7,349	1,007
Income tax expense (benefit)	556	1,461	986	(424)
Net income	4,685	5,283	6,363	1,431
Less: net loss attributable to non-controlling interest	-	-	32	-

Net income attributable to The Shyft Group Inc.	$4,685	$5,283	$6,395	$1,431

Basic earnings per share	$0.13	$0.15	$0.18	$0.04
Diluted earnings per share	$0.13	$0.15	$0.18	$0.04

Basic weighted average common shares outstanding	34,935	35,049	34,995	35,078
Diluted weighted average common shares outstanding	34,991	35,243	35,161	35,437

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$6,363	$1,431
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,050	6,696
Non-cash stock based compensation expense	3,090	3,708
Deferred income taxes	-	(432)
Loss on disposal of assets	128	481
Changes in accounts receivable and contract assets	68,064	(12,863)
Changes in inventories	(1,142)	(34,826)
Changes in accounts payable	(38,567)	7,333
Changes in accrued compensation and related taxes	303	(6,146)
Changes in accrued warranty	(1,143)	(379)
Change in other assets and liabilities	(9,525)	(1,672)
Net cash provided by (used in) operating activities	35,621	(36,669)

Cash flows from investing activities:
Purchases of property, plant and equipment	(10,963)	(10,010)
Proceeds from sale of property, plant and equipment	82	148
Acquisition of business, net of cash acquired	(500)	-
Net cash used in investing activities	(11,381)	(9,862)

Cash flows from financing activities:
Proceeds from long-term debt	70,000	85,000
Payments on long-term debt	(81,000)	(30,000)
Payment of dividends	(3,653)	(3,640)
Purchase and retirement of common stock	(8,786)	(26,789)
Exercise and vesting of stock incentive awards	(4,541)	(8,591)
Net cash provided by (used in) financing activities	(27,980)	15,980

Net decrease in cash and cash equivalents	(3,740)	(30,551)
Cash and cash equivalents at beginning of period	11,548	37,158
Cash and cash equivalents at end of period	$7,808	$6,607

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	5	(4,656)	-	-	(4,656)
Dividends declared ($0.05 per share)	-	-	(1,820)	-	(1,820)
Purchase and retirement of common stock	(349)	(893)	(7,872)	-	(8,765)
Issuance of restricted stock, net of cancellation	193	-	-	-	-
Non-cash stock based compensation expense	-	1,827	-	-	1,827
Net income (loss)	-	-	1,710	(32)	1,678
Balance at March 31, 2023	34,915	$89,260	$167,629	$69	$256,958
Issuance of common stock and tax impact of stock incentive plan	5	83	-	-	83
Dividends declared ($0.05 per share)	-	-	(1,770)	-	(1,770)
Issuance of restricted stock, net of cancellation	36	-	(21)	-	(21)
Non-cash stock based compensation expense	-	1,263	-	-	1,263
Net income	-	-	4,685	-	4,685
Balance at June 30, 2023	34,956	$90,606	$170,523	$69	$261,198

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	3	(8,372)	-	-	(8,372)
Dividends declared ($0.05 per share)	-	-	(1,794)	-	(1,794)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	215	-	-	-	-
Non-cash stock based compensation expense	-	1,648	-	-	1,648
Net loss	-	-	(3,852)	-	(3,852)
Balance at March 31, 2022	35,027	$87,053	$140,542	$101	$227,696
Issuance of common stock and tax impact of stock incentive plan	3	(219)	-	-	(219)
Dividends declared ($0.05 per share)	-	-	(1,784)	-	(1,784)
Issuance of restricted stock, net of cancellation	33	-	-	-	-
Non-cash stock based compensation expense	-	2,060	-	-	2,060
Net income	-	-	5,283	-	5,283
Balance at June 30, 2022	35,063	$88,894	$144,041	$101	$233,036

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2023, and our results of operations and cash flows for the three and six months ended June 30, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 23, 2023. The results of operations for the three and six months ended June 30, 2023, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the six months ended June 30, 2023 and June 30, 2022 included $2,106 and $1,994 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 3 – Debt" for further information about the chassis pool agreements.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2023	December 31, 2022
Finished goods	$13,430	$13,361
Work in process	3,150	5,200
Raw materials and purchased components	84,723	81,600
Total inventories	$101,303	$100,161

NOTE 3 – DEBT

Short-term debt consists of the following:

	June 30, 2023	December 31, 2022
Chassis pool agreements	$9,312	$19,544
Total short-term debt	$9,312	$19,544

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

Long-term debt consists of the following:

	June 30, 2023	December 31, 2022
Line of credit revolver	$45,000	$56,000
Finance lease obligation	363	455
Total debt	45,363	56,455
Less current portion of long-term debt	(179)	(189)
Total long-term debt	$45,184	$56,266

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

On May 31, 2023, the Company amended the Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Our interest expense is not expected to increase materially with this transition. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR plus 1.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.27% (or one-month SOFR plus 1.00%) at June 30, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1,550 and $1,200, respectively, related to our workers’ compensation insurance.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $244,315 and $187,162 at June 30, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

NOTE 4 – REVENUE

Changes in our contract assets and liabilities for the six months ended June 30, 2023 and 2022 are summarized below:

	June 30, 2023	June 30, 2022
Contract Assets
Contract assets, beginning of period	$86,993	$21,483
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(83,470)	(20,777)
Contract assets recognized, net of reclassification to receivables	37,707	41,662
Contract assets, end of period	$41,230	$42,368

Contract Liabilities
Contract liabilities, beginning of period	$5,255	$988
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(4,912)	(988)
Cash received in advance and not recognized as revenue	3,855	1,359
Contract liabilities, end of period	$4,198	$1,359

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $437,802 and $72,402, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended June 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$124,463	$87,519	$(1,443)	$210,539
Other	14,520	42	-	14,562
Total sales	$138,983	$87,561	$(1,443)	$225,101

Timing of revenue recognition
Products transferred at a point in time	$13,692	$38,118	$-	$51,810
Products and services transferred over time	125,291	49,443	(1,443)	173,291
Total sales	$138,983	$87,561	$(1,443)	$225,101

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$133,861	$95,273	$-	$229,134
Other	3,036	25	-	3,061
Total sales	$136,897	$95,298	$-	$232,195

Timing of revenue recognition
Products transferred at a point in time	$10,716	$51,488	$-	$62,204
Products and services transferred over time	126,181	43,810	-	169,991
Total sales	$136,897	$95,298	$-	$232,195

	Six Months Ended
	June 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$278,491	$174,703	$(4,624)	$448,570
Other	19,925	45	-	19,970
Total sales	$298,416	$174,748	$(4,624)	$468,540

Timing of revenue recognition
Products transferred at a point in time	$25,846	$75,680	$-	$101,526
Products and services transferred over time	272,570	99,068	(4,624)	367,014
Total sales	$298,416	$174,748	$(4,624)	$468,540

	Six Months Ended
	June 30, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$245,197	$189,456	$-	$434,653
Other	4,397	28	-	4,425
Total sales	$249,594	$189,484	$-	$439,078

Timing of revenue recognition
Products transferred at a point in time	$20,271	$104,339	$-	$124,610
Products and services transferred over time	229,323	85,145	-	314,468
Total sales	$249,594	$189,484	$-	$439,078

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	June 30, 2023	December 31, 2022
Land and improvements	$12,226	$12,314
Buildings and improvements	43,195	42,827
Plant machinery and equipment	58,810	55,969
Furniture and fixtures	19,415	18,334
Vehicles	2,008	2,083
Construction in process	15,367	9,946
Subtotal	151,021	141,473
Accumulated depreciation	(73,628)	(70,720)
Total property, plant and equipment, net	$77,393	$70,753

We recorded depreciation expense of $3,233 and $2,626 during the three months ended June 30, 2023 and 2022, respectively, and $6,145 and $4,751 during the six months ended June 30, 2023 and 2022, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Operating leases	$2,983	$2,571	$5,947	$4,809
Short-term leases(1)	370	19	622	57
Total lease expense	$3,353	$2,590	$6,569	$4,866

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	June 30,
	2023	2022
Weighted average remaining lease term of operating leases (in years)	7.2	8.4
Weighted average discount rate of operating leases	2.8%	2.7%

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$5,622	$4,287

Right of use assets obtained in exchange for lease obligations:
Operating leases	$8,672	$15,331
Finance leases	$65	$202

Maturities of operating lease liabilities as of June 30, 2023 are as follows:

Years ending December 31:
2023(1)	$5,805
2024	10,770
2025	10,034
2026	7,867
2027	5,540
Thereafter	20,511
Total lease payments	60,527
Imputed interest	(9,648)
Total lease liabilities	$50,879

(1) Excluding the six months ended June 30, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2023, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Six Months Ended June 30,
	2023	2022
Balance of accrued warranty at January 1	$7,161	$5,975
Provisions for current period sales	2,002	2,151
Changes in liability for pre-existing warranties	(1,437)	(256)
Cash settlements	(1,708)	(2,274)
Balance of accrued warranty at June 30	$6,018	$5,596

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

NOTE 8 – TAXES ON INCOME

Our effective income tax rate was 10.6% and 21.7% for the three months ended June 30, 2023 and 2022, respectively, compared to a tax expense of 13.4% and a tax benefit of 42.1% for the six months ended June 30, 2023 and 2022, respectively.

The effective tax rates of 10.6% and 21.7% for the three months ended June 30, 2023 and 2022, respectively, differ from the U.S. statutory tax rate of 21.0% primarily due to non-deductible executive compensation offset by the benefit of research credits.

Our effective income tax rate was a tax expense of 13.4% in the first six months of 2023, compared to a tax benefit of 42.1% in the first six months of 2022 primarily because of a discrete tax benefit in 2022 related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Our SV segment includes our Spartan RV chassis operations, Builtmore Contract Manufacturing operations, Royal Truck Body and DuraMag service body operations, vocation-specific equipment upfit services marketed under the Strobes-R-Us brand, and distribution of related aftermarket parts and accessories.

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

	Three Months Ended June 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$125,291	$-	$-	$125,291
Motorhome chassis sales	-	30,099	-	30,099
Other specialty vehicle sales	-	51,652	(1,443)	50,209
Aftermarket parts and accessories sales	13,692	5,810	-	19,502
Total sales	$138,983	$87,561	$(1,443)	$225,101

Depreciation and amortization expense	$1,641	$1,700	$845	$4,186
Adjusted EBITDA	12,468	17,367	(13,968)	15,867
Segment assets	252,352	194,718	48,776	495,846
Capital expenditures	1,702	438	5,137	7,277

	Three Months Ended June 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$126,181	$-	$-	$126,181
Motorhome chassis sales	-	42,710	-	42,710
Other specialty vehicle sales	-	47,044	-	47,044
Aftermarket parts and accessories sales	10,716	5,544	-	16,260
Total sales	$136,897	$95,298	$-	$232,195

Depreciation and amortization expense	$1,182	$1,953	$592	$3,727
Adjusted EBITDA	14,525	12,859	(13,695)	13,689
Segment assets	228,863	223,388	42,762	495,013
Capital expenditures	3,666	452	929	5,047

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended
	June 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$272,570	$-	$-	$272,570
Motorhome chassis sales	-	58,059	-	58,059
Other specialty vehicle sales	-	106,349	(4,624)	101,725
Aftermarket parts and accessories sales	25,846	10,340	-	36,186
Total sales	$298,416	$174,748	$(4,624)	$468,540

Depreciation and amortization expense	$2,979	$3,379	$1,692	$8,050
Adjusted EBITDA	24,941	31,219	(29,505)	26,655
Segment assets	252,352	194,718	48,776	495,846
Capital expenditures	3,567	1,179	7,435	12,181

	Six Months Ended
	June 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$229,323	$-	$-	$229,323
Motorhome chassis sales	-	87,601	-	87,601
Other specialty vehicle sales	-	91,750	-	91,750
Aftermarket parts and accessories sales	20,271	10,133	-	30,404
Total sales	$249,594	$189,484	$-	$439,078

Depreciation and amortization expense	$1,930	$3,614	$1,152	$6,696
Adjusted EBITDA	13,654	22,958	(23,566)	13,046
Segment assets	228,863	223,388	42,762	495,013
Capital expenditures	7,799	686	2,007	10,492

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $225.1 million for the second quarter of 2023, a decrease of 3.1% compared to $232.2 million for the second quarter of 2022.
●	Gross Margin of 19.0% for the second quarter of 2023, compared to 18.1% for the second quarter of 2022.
●	Operating expense of $36.2 million, or 16.1% of sales for the second quarter of 2023, compared to $34.4 million, or 14.8% of sales for the second quarter of 2022.
●	Operating income of $6.6 million for the second quarter of 2023, compared to $7.7 million for the second quarter of 2022.
●	Income tax expense of $0.6 million for the second quarter of 2023, compared to $1.5 million for the second quarter of 2022.
●	Net income of $4.7 million for the second quarter of 2023, compared to $5.3 million for the second quarter of 2022.
●	Diluted earnings per share of $0.13 for the second quarter of 2023, compared to $0.15 for the second quarter of 2022.
●	Order backlog of $510.2 million at June 30, 2023, a decrease of $625.0 million or 55.1% from our backlog of $1,135.2 million at June 30, 2022.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Sales	100.0	100.0	100.0	100.0
Cost of products sold	81.0	81.9	81.7	84.5
Gross profit	19.0	18.1	18.3	15.5
Operating expenses:
Research and development	2.6	3.3	2.7	2.8
Selling, general and administrative	13.4	11.6	13.4	12.2
Operating income	2.9	3.3	2.2	0.5
Other expense	(0.6)	(0.4)	(0.6)	(0.3)
Income before income taxes	2.3	2.9	1.6	0.2
Income tax expense (benefit)	0.2	0.6	0.2	(0.1)
Net income	2.1	2.3	1.4	0.3
Non-controlling interest	-	-	-	-
Net income attributable to The Shyft Group, Inc.	2.1	2.3	1.4	0.3

Three Months June 30, 2023 Compared to the Three Months Ended June 30, 2022

Sales

For the quarter ended June 30, 2023, we reported consolidated sales of $225.1 million, compared to $232.2 million for the second quarter of 2022, a decrease of $7.1 million or 3.1%. This decrease is primarily attributed to lower sales volumes in our Specialty Vehicles (“SV”) segment attributed to lower motorhome chassis sales, partially offset by increased sales in the Fleet Vehicles and Services (“FVS”) segment attributed to higher truck body sales, including $7.5 million in pass-through chassis sales.

Cost of Products Sold

Cost of products sold was $182.3 million in the second quarter of 2023, compared to $190.1 million for the second quarter of 2022, a decrease of $7.8 million or 4.1%. The decrease was due to $11.0 million lower volume and mix and $5.8 million due to higher productivity, partially offset by $7.5 million in pass-through chassis costs and $1.5 million higher material and labor inflation, and other costs.

Gross Profit

Gross profit was $42.8 million for the second quarter of 2023, compared to $42.1 million for the second quarter of 2022, an increase of $0.7 million or 1.5%. The increase was due to $5.8 million in higher productivity, partially offset by $3.6 million in lower volume and mix net of pricing and $1.5 million higher material, labor and other costs.

Operating Expenses

Operating expenses were $36.2 million for the second quarter of 2023, compared to $34.4 million for the second quarter of 2022, an increase of $1.8 million or 5.0%. Research and development expense for the second quarter of 2023 was $5.9 million, compared to $7.6 million in the second quarter of 2022, a decrease of $1.7 million, of which $1.4 million was related to electric vehicle development initiatives. Selling, general and administrative expense was $30.3 million for the second quarter of 2023, compared to $26.9 million for the second quarter of 2022, an increase of $3.4 million, primarily driven by $2.5 million of increased employee and administrative costs including CEO transition and severance related cost reduction initiatives, and in addition $0.9 million related to electric vehicle program costs.

Other Income (Expense)

Interest expense was $1.5 million for the second quarter of 2023, compared to $0.5 million for the second quarter of 2022, driven by higher borrowing costs. Other income was $0.1 million for the second quarter of 2023, compared to $0.5 million expense for the second quarter of 2022.

Income Tax Expense (Benefit)

Our effective income tax rate was 10.6% for the second quarter of 2023, compared to 21.7% for the second quarter 2022, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense related to non-deductible officer compensation offset by the benefit of research credits.

Net Income

Net income for the second quarter of 2023 decreased by $0.6 million to $4.7 million compared to $5.3 million for the second quarter of 2022. On a diluted per share basis, earnings decreased $0.02 to $0.13 for the second quarter of 2023 compared to $0.15 per share for the second quarter of 2022. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the second quarter of 2023 was $15.9 million, compared to $13.7 million for the second quarter of 2022, an increase of $2.2 million.

The table below describes the changes in Adjusted EBITDA for the three months ended June 30, 2023 compared to the same period for 2022 (in millions):

Adjusted EBITDA three months ended June 30, 2022	$13.7
Sales volume and other	2.2
Material and labor costs	(0.9)
EV development/program costs	0.5
General and administrative costs and other	0.4
Adjusted EBITDA three months ended June 30, 2023	$15.9

Six Months June 30, 2023 Compared to the Six Months Ended June 30, 2022

Sales

For the six months ended June 30, 2023, we reported consolidated sales of $468.5 million, compared to $439.1 million for the first six months of 2022, an increase of $29.5 million or 6.7%. This increase was primarily attributable to increased sales volume driven by truck body sales in our FVS segment including $13.2 million in pass-through chassis sales and favorable pricing implemented to offset material and labor inflation, partially offset by lower sales volumes in our SV segment primarily attributable to lower motorhome chassis sales.

Cost of Products Sold

Cost of products sold was $382.9 million for the first six months of 2023, compared to $371.0 million for the first six months of 2022, an increase of $11.9 million or 3.2%. The increase was due to $12.2 million higher volume and mix and $3.5 million higher material and labor inflation and $13.2 million in pass-through chassis costs, partially offset by $17.0 million due to higher productivity.

Gross Profit

Gross profit was $85.7 million for the first six months of 2023, compared to $68.0 million for the first six months of 2022, an increase of $17.6 million or 25.9%. The increase was due to $4.1 million more favorable pricing net of lower volume and mix and $17.0 million in higher productivity, partially offset by $3.5 million due in higher material, labor and other costs.

Operating Expenses

Operating expenses were $75.4 million for the first six months of 2023, compared to $65.9 million for the first six months of 2022, an increase of $9.5 million or 14.4%. Research and development expense for the first six months of 2023 was $12.8 million, compared to $12.5 million in the first six months of 2022, an increase of $0.3 million, of which $1.0 million was related to electric vehicle development initiatives partially offset by a $0.7 million decrease related to other products. Selling, general and administrative expense was $62.6 million for the first six months of 2023, compared to $53.4 million for the first six months of 2022, an increase of $9.2 million, primarily driven by $6.6 million of increased employee and administrative costs including CEO transition and severance related to cost reduction initiatives and in addition $2.6 million of electric vehicle program costs.

Other Income (Expense)

Interest expense was $3.1 million for the first six months of 2023, compared to $0.6 million for the first six months of 2022, driven by higher borrowing costs. Other income was $0.2 million for the first six months of 2023, compared to $0.5 million expense for the first six months of 2022.

Income Tax Expense (Benefit)

Our effective income tax rate was 13.4% for the first six months of 2023, compared to a tax benefit of 42.1% for the first six months of 2022, which reflects the impact of current statutory income tax rates on our income before income taxes combined with a discrete tax benefit in 2022 related to the difference in stock compensation expense recognized for book purposes and tax purposes upon vesting.

Net Income

Net income for the first six months of 2023 increased by $5.0 million to $6.4 million compared to $1.4 million for the first six months of 2022. On a diluted per share basis, earnings increased $0.14 to $0.18 for the first six months of 2023 compared to $0.04 per share for the first six months of 2022. Driving this increase were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first quarter of 2023 was $26.7 million, compared to $13.0 million for the first quarter of 2022, an increase of $13.7 million.

The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2023 compared to the same period for 2022 (in millions):

Adjusted EBITDA six months ended June 30, 2022	$13.0
Sales volume and other	9.9
Product pricing and mix	8.1
Material and labor costs	(2.9)
EV development/program costs	(3.6)
General and administrative costs and other	2.2
Adjusted EBITDA six months ended June 30, 2023	$26.7

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	June 30, 2023	June 30, 2022
Fleet Vehicles and Services	$437,802	$1,000,021
Specialty Vehicles	72,402	135,162
Total consolidated	$510,204	$1,135,183

The consolidated backlog at June 30, 2023 totaled $510.2 million, a decrease of $625.0 million, or 55.1%, compared to $1,135.2 million at June 30, 2022.

Our FVS backlog decreased by $562.2 million, or 56.2%, primarily to vehicle sales and softening demand in delivery vans. Our SV segment backlog decreased by $62.8 million, or 46.4%, due to lower motorhome orders.

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

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$4,685	$5,283	$6,363	$1,431
Net loss attributable to non-controlling interest	-	-	32	-
Add (subtract):
Interest expense	1,477	463	3,125	617
Depreciation and amortization expense	4,186	3,727	8,050	6,696
Income tax expense (benefit)	556	1,461	986	(424)
Restructuring and other related charges	1,253	354	1,315	461
Acquisition related expenses and adjustments	-	341	291	557
Non-cash stock based compensation expense	1,263	2,060	3,090	3,708
Legacy legal matters	-	-	956	-
Non-recurring professional fees	160	-	160	-
CEO transition	2,287	-	2,287	-
Adjusted EBITDA	$15,867	$13,689	$26,655	$13,046

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$138,983	100.0%	$136,897	100.0%
Adjusted EBITDA	12,468	9.0%	14,525	10.6%

Sales in our FVS segment were $139.0 million for the second quarter of 2023, compared to $136.9 million for the second quarter of 2022, an increase of $2.1 million or 1.5%. This increase was primarily attributable to increased truck body sales including $7.5 million in pass-through chassis sales partially offset by a softening in the delivery van markets.

Adjusted EBITDA in our FVS segment for the second quarter of 2023 was $12.5 million compared to $14.5 million for the second quarter of 2022, a decrease of $2.0 million. This decrease was attributable to $1.1 million lower volume and $6.6 million unfavorable mix net of pricing, partially offset by $3.2 million favorable productivity and $2.5 million favorable material, labor costs, and other costs.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended
	June 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$298,416	100.0%	$249,594	100.0%
Adjusted EBITDA	24,941	8.4%	13,654	5.5%

Sales in our FVS segment were $298.4 million for the first six months of 2023, compared to $249.6 million for the first six months of 2022, an increase of $48.8 million or 19.6%. This increase was primarily attributable to increased sales volume driven by truck body sales as well as easing of industry wide supply chain constraints.

Adjusted EBITDA in our FVS segment for the first six months of 2023 was $24.9 million compared to $13.7 million for the first six months of 2022, an increase of $11.2 million. This increase was attributable to $1.3 million favorable volume, $9.0 million favorable productivity and $4.3 million favorable material, labor costs, and other costs, partially offset by $3.4 million unfavorable mix net of pricing.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$87,561	100.0%	$95,298	100.0%
Adjusted EBITDA	17,367	19.8%	12,859	13.5%

Sales in our SV segment were $87.6 million in the second quarter of 2023, compared to $95.3 million for the second quarter of 2022, a decrease of $7.7 million or 8.1%. This decrease was primarily attributable to lower motorhome sales volumes, partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the second quarter of 2023 was $17.4 million, compared to $12.9 million for the second quarter of 2022, an increase of $4.5 million or 35.1%. This increase was primarily attributable to $6.7 million favorable pricing and mix and $2.5 million favorable productivity, partially offset by $2.4 million due to lower volume and $2.3 million due to material, labor, and other costs.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended
	June 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$174,748	100.0%	$189,484	100.0%
Adjusted EBITDA	31,219	17.9%	22,958	12.1%

Sales in our SV segment were $174.7 million in the first six months of 2023, compared to $189.5 million for the first six months of 2022, a decrease of $14.8 million or 7.8%. This decrease was primarily attributable to lower motorhome sales volumes, partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the first six months of 2023 was $31.2 million, compared to $23.0 million for the first six months of 2022, an increase of $8.2 million or 36.0%. This increase was primarily attributable to $14.2 million favorable pricing and mix and $3.0 million favorable productivity, partially offset by $4.7 million due to lower volume and $4.3 million due to material, labor, and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $3.7 million from December 31, 2022, to a balance of $7.8 million as of June 30, 2023. These funds, in addition to cash generated from future operations and availability under our existing credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $35.6 million of cash from operating activities during the six months ended June 30, 2023, an increase in cash provided of $72.3 million from $36.7 million of cash used in operating activities during the six months ended June 30, 2022. The $35.6 million of cash generated in the first six months of 2023 was driven by a $17.6 million net inflow related to income adjusted for non-cash charges to operations and by a $18.0 million net inflow related to the change in net working capital. The change in working capital in the first six months of 2023 was driven by a $68.1 million net inflow related to decreased receivables and contract assets primarily attributable to the completion of in process vehicles and a $0.3 million net inflow related to changes in accrued compensation and related taxes, partially offset by a $38.6 million net outflow related to decreased payables primarily attributable to timing of payments within the period, a $1.1 million net outflow related to increased inventories primarily attributable to increased raw material inventories, a $1.1 million net outflow related to changes in accrued warranty, and a $9.5 million net outflow related to changes in other assets and liabilities.

Cash Flow from Investing Activities

We used $11.4 million in investing activities during the six months ended June 30, 2023, an increase in cash used of $1.5 million from $9.9 million used during the six months ended June 30, 2022. The increase in cash used in investing activities is primarily due to a $1.0 million increase in the purchases of property, plant and equipment and a $0.5 million increase related to the acquisition of a business.

Cash Flow from Financing Activities

We used $28.0 million of cash through financing activities during the six months ended June 30, 2023, an increase in cash used of $44.0 million from $16.0 million generated during the six months ended June 30, 2022. The increase in cash used by financing activities is primarily attributable to $51.0 million of increased payments on long-term debt and $15.0 million of decreased proceeds from long-term debt, partially offset by an $18.0 million decrease in the purchase and retirement of common stock and a $4.1 million decrease in exercise and vesting of stock awards.

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

On May 31, 2023, the Company amended the Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Our interest expense is not expected to increase materially with this transition. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR plus 1.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.27% (or one-month SOFR plus 1.00%) at June 30, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1.2 million, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $244.3 million and $187.2 million at June 30, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

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

Date dividend declared	Record date	Payment date	Dividend per share ($)
May 2, 2023	May 17, 2023	Jun. 20, 2023	$0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	$0.05
Nov. 1, 2022	Aug. 17, 2022	Sep. 16, 2022	$0.05
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	$0.05
May 2, 2022	May 17, 2022	June 17, 2022	$0.05
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	$0.05

Effect of Inflation

Inflation affects us in two principal ways. First, our revolving credit facility is generally tied to the prime and SOFR interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. We have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 3 of this Form 10-Q for further information regarding commodity cost fluctuations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2023, we had $45.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.5 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

On May 31, 2023, the Company amended the Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to SOFR. The interest rate charged on our outstanding borrowings pursuant to our revolving credit facility is currently based on SOFR, as described in Part 1, Item 1, "Note 3 – Debt" of this Form 10-Q. Our interest expense is not expected to increase materially with this transition. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended June 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2023, in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
April 1 to April 30	-	$-	-	$233.3
May 1 to May 31	-	-	-	233.3
June 1 to June 30	3,010	23.19	-	233.3
Total	3,010		-

(1) During the quarter ended June 30, 2023, 3,010 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 5.	Other Information

On May 1, 2023, Daryl Adams, President and Chief Executive Officer and a director, entered into a Rule 10b5-1 Trading Arrangement (as defined in Item 408 of Regulation S-K) for the sale of up to 240,000 shares of the Company’s common stock, which trading arrangement is scheduled to terminate no later than July 30, 2024.

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Letter Agreement dated April 26, 2023 with Todd Heavin (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on April 27, 2023). *

10.2	First Amendment to Amended and Restated Credit Agreement dated May 31, 2023 to Amended and
Restated Credit Agreement dated November 30, 2021 by and among the Company and its affiliates, Wells
Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.3	Transition and Separation Agreement dated June 7, 2023 with Daryl M. Adams. *

10.4	The Shyft Group, Inc. Stock Incentive Plan (Amended and Restated Effective May 17, 2023) (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on May 18, 2023).

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2023	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer