Form 10-Q
period 2023-09-30
SHYFT GROUP, INC.
filed 2023-10-26
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2023.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2023
Common Stock	34,289,839 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,876	$11,548
Accounts receivable, less allowance of $290 and $246	91,536	115,742
Contract assets	48,469	86,993
Inventories	115,200	100,161
Other receivables – chassis pool agreements	29,285	19,544
Other current assets	5,350	11,779
Total current assets	299,716	345,767
Property, plant and equipment, net	79,437	70,753
Right of use assets – operating leases	47,669	53,386
Goodwill	48,880	48,880
Intangible assets, net	46,221	49,078
Net deferred tax assets	11,004	10,390
Other assets	2,534	2,227
TOTAL ASSETS	$535,461	$580,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,299	$124,309
Accrued warranty	6,317	7,161
Accrued compensation and related taxes	16,127	14,434
Contract liabilities	6,233	5,255
Operating lease liability	10,884	10,888
Other current liabilities and accrued expenses	7,597	19,452
Short-term debt – chassis pool agreements	29,285	19,544
Current portion of long-term debt	203	189
Total current liabilities	175,945	201,232
Other non-current liabilities	10,105	10,033
Long-term operating lease liability	38,491	44,256
Long-term debt, less current portion	55,181	56,266
Total liabilities	279,722	311,787
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,289 and 35,066 outstanding	91,046	92,982
Retained earnings	164,624	175,611
Total Shyft Group, Inc. shareholders’ equity	255,670	268,593
Non-controlling interest	69	101
Total shareholders' equity	255,739	268,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$535,461	$580,481

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$201,325	$286,075	$669,865	$725,153
Cost of products sold	164,557	231,979	547,419	603,008
Gross profit	36,768	54,096	122,446	122,145

Operating expenses:
Research and development	5,225	7,051	18,064	19,541
Selling, general and administrative	27,419	25,033	89,978	78,445
Total operating expenses	32,644	32,084	108,042	97,986

Operating income	4,124	22,012	14,404	24,159

Other income (expense)
Interest expense	(1,572)	(1,137)	(4,697)	(1,754)
Other income (expense)	15	181	209	(342)
Total other expense	(1,557)	(956)	(4,488)	(2,096)

Income before income taxes	2,567	21,056	9,916	22,063
Income tax expense (benefit)	(1,951)	3,770	(965)	3,346
Net income	4,518	17,286	10,881	18,717
Less: net loss attributable to non-controlling interest	-	-	32	-

Net income attributable to The Shyft Group Inc.	$4,518	$17,286	$10,913	$18,717

Basic earnings per share	$0.13	$0.49	$0.31	$0.53
Diluted earnings per share	$0.13	$0.49	$0.31	$0.53

Basic weighted average common shares outstanding	34,604	35,056	34,863	35,071
Diluted weighted average common shares outstanding	34,637	35,365	34,985	35,481

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$10,881	$18,717
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	12,360	10,055
Non-cash stock based compensation expense	5,187	4,922
Deferred income taxes	(614)	64
Loss on disposal of assets	132	481
Changes in accounts receivable and contract assets	62,730	(66,026)
Changes in inventories	(15,039)	(44,029)
Changes in accounts payable	(25,194)	24,708
Changes in accrued compensation and related taxes	1,693	(3,505)
Changes in accrued warranty	(844)	457
Change in other assets and liabilities	(6,474)	9,663
Net cash provided by (used in) operating activities	44,818	(44,493)

Cash flows from investing activities:
Purchases of property, plant and equipment	(16,143)	(14,228)
Proceeds from sale of property, plant and equipment	100	148
Acquisition of business, net of cash acquired	(500)	-
Net cash used in investing activities	(16,543)	(14,080)

Cash flows from financing activities:
Proceeds from long-term debt	100,000	120,000
Payments on long-term debt	(101,000)	(55,000)
Payment of dividends	(5,392)	(5,395)
Purchase and retirement of common stock	(19,083)	(26,789)
Exercise and vesting of stock incentive awards	(4,472)	(8,539)
Net cash provided by (used in) financing activities	(29,947)	24,277

Net decrease in cash and cash equivalents	(1,672)	(34,296)
Cash and cash equivalents at beginning of period	11,548	37,158
Cash and cash equivalents at end of period	$9,876	$2,862

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2022	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	5	(4,656)	-	-	(4,656)
Dividends declared ($0.05 per share)	-	-	(1,820)	-	(1,820)
Purchase and retirement of common stock	(349)	(893)	(7,872)	-	(8,765)
Issuance of restricted stock, net of cancellation	193	-	-	-	-
Non-cash stock based compensation expense	-	1,827	-	-	1,827
Net income (loss)	-	-	1,710	(32)	1,678
Balance at March 31, 2023	34,915	$89,260	$167,629	$69	$256,958
Issuance of common stock and tax impact of stock incentive plan	5	83	-	-	83
Dividends declared ($0.05 per share)	-	-	(1,770)	-	(1,770)
Issuance of restricted stock, net of cancellation	36	-	(21)	-	(21)
Non-cash stock based compensation expense	-	1,263	-	-	1,263
Net income	-	-	4,685	-	4,685
Balance at June 30, 2023	34,956	$90,606	$170,523	$69	$261,198
Issuance of common stock and tax impact of stock incentive plan	4	101	-	-	101
Dividends declared ($0.05 per share)	-	-	(1,765)	-	(1,765)
Purchase and retirement of common stock	(674)	(1,758)	(8,652)	-	(10,410)
Issuance of restricted stock, net of cancellation	3	-	-	-	-
Non-cash stock based compensation expense	-	2,097	-	-	2,097
Net income	-	-	4,518	-	4,518
Balance at September 30, 2023	34,289	$91,046	$164,624	$69	$255,739

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	3	(8,372)	-	-	(8,372)
Dividends declared ($0.05 per share)	-	-	(1,794)	-	(1,794)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	215	-	-	-	-
Non-cash stock based compensation expense	-	1,648	-	-	1,648
Net loss	-	-	(3,852)	-	(3,852)
Balance at March 31, 2022	35,027	$87,053	$140,542	$101	$227,696
Issuance of common stock and tax impact of stock incentive plan	3	(219)	-	-	(219)
Dividends declared ($0.05 per share)	-	-	(1,784)	-	(1,784)
Issuance of restricted stock, net of cancellation	33	-	-	-	-
Non-cash stock based compensation expense	-	2,060	-	-	2,060
Net income	-	-	5,283	-	5,283
Balance at June 30, 2022	35,063	$88,894	$144,041	$101	$233,036
Issuance of common stock and tax impact of stock incentive plan	6	52	-	-	52
Dividends declared ($0.05 per share)	-	-	(1,790)	-	(1,790)
Issuance of restricted stock, net of cancellation	(6)	-	-	-	-
Non-cash stock based compensation expense	-	1,214	-	-	1,214
Net income	-	-	17,286	-	17,286
Balance at September 30, 2022	35,063	$90,160	$159,537	$101	$249,798

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2023, our results of operations for the three and nine months ended September 30, 2023 and our cash flows for the nine months ended September 30, 2023. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the Securities and Exchange Commission on February 23, 2023. The results of operations for the three and nine months ended September 30, 2023, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2022, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the nine months ended September 30, 2023 and September 30, 2022 included $2,258 and $982 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 3 – Debt" for further information about the chassis pool agreements.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2023	December 31, 2022
Finished goods	$20,706	$13,361
Work in process	8,878	5,200
Raw materials and purchased components	85,616	81,600
Total inventories	$115,200	$100,161

NOTE 3 – DEBT

Short-term debt consists of the following:

	September 30, 2023	December 31, 2022
Chassis pool agreements	$29,285	$19,544
Total short-term debt	$29,285	$19,544

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

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled related obligations in cash, except as required under our credit agreement. The obligation is usually settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. The Company has included this financing agreement on the Company’s Condensed Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between Current assets and Current liabilities on the Company’s Condensed Consolidated Balance Sheets.

Long-term debt consists of the following:

	September 30, 2023	December 31, 2022
Line of credit revolver	$55,000	$56,000
Finance lease obligation	384	455
Total debt	55,384	56,455
Less current portion of long-term debt	(203)	(189)
Total long-term debt	$55,181	$56,266

Revolving Credit Facility

On November 30, 2021, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto consisting of Wells Fargo, N.A., JPMorgan Chase Bank, N.A., PNC Bank, N.A. and Bank of America, N.A. (the "Lenders"). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

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

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR plus 1.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.43% (or one-month SOFR plus 1.00%) at September 30, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1,550 and $1,200, respectively, related to our workers’ compensation insurance.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $177,546 and $187,162 at September 30, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

NOTE 4 – REVENUE

Changes in our contract assets and liabilities for the nine months ended September 30, 2023 and 2022 are summarized below:

	September 30, 2023	September 30, 2022
Contract Assets
Contract assets, beginning of period	$86,993	$21,483
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(86,061)	(21,482)
Contract assets recognized, net of reclassification to receivables	47,537	87,098
Contract assets, end of period	$48,469	$87,099

Contract Liabilities
Contract liabilities, beginning of period	$5,255	$988
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(5,182)	(988)
Cash received in advance and not recognized as revenue	6,160	10,601
Contract liabilities, end of period	$6,233	$10,601

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $383,448 and $80,983, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended September 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$122,626	$76,603	$444	$199,673
Other	1,633	19	-	1,652
Total sales	$124,259	$76,622	$444	$201,325

Timing of revenue recognition
Products transferred at a point in time	$15,768	$34,297	$467	$50,532
Products and services transferred over time	108,491	42,325	(23)	150,793
Total sales	$124,259	$76,622	$444	$201,325

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended September 30, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$183,409	$103,869	$(2,335)	$284,943
Other	1,085	47	-	1,132
Total sales	$184,494	$103,916	$(2,335)	$286,075

Timing of revenue recognition
Products transferred at a point in time	$10,821	$58,729	$-	$69,550
Products and services transferred over time	173,673	45,187	(2,335)	216,525
Total sales	$184,494	$103,916	$(2,335)	$286,075

	Nine Months Ended
	September 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$401,117	$251,306	$(4,180)	$648,243
Other	21,558	64	-	21,622
Total sales	$422,675	$251,370	$(4,180)	$669,865

Timing of revenue recognition
Products transferred at a point in time	$41,614	$109,977	$467	$152,058
Products and services transferred over time	381,061	141,393	(4,647)	517,807
Total sales	$422,675	$251,370	$(4,180)	$669,865

	Nine Months Ended
	September 30, 2022
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$428,606	$293,325	$(2,335)	$719,596
Other	5,482	75	-	5,557
Total sales	$434,088	$293,400	$(2,335)	$725,153

Timing of revenue recognition
Products transferred at a point in time	$31,092	$163,068	$-	$194,160
Products and services transferred over time	402,996	130,332	(2,335)	530,993
Total sales	$434,088	$293,400	$(2,335)	$725,153

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2023	December 31, 2022
Land and improvements	$12,178	$12,314
Buildings and improvements	49,051	42,827
Plant machinery and equipment	58,427	55,969
Furniture and fixtures	19,777	18,334
Vehicles	2,019	2,083
Construction in process	11,167	9,946
Subtotal	152,619	141,473
Accumulated depreciation	(73,182)	(70,720)
Total property, plant and equipment, net	$79,437	$70,753

We recorded depreciation expense of $3,358 and $2,404 during the three months ended September 30, 2023 and 2022, respectively, and $9,503 and $7,155 during the nine months ended September 30, 2023 and 2022, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Operating leases	$2,808	$2,683	$8,755	$7,492
Short-term leases(1)	373	87	995	144
Total lease expense	$3,181	$2,770	$9,750	$7,636

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	September 30,
	2023	2022
Weighted average remaining lease term of operating leases (in years)	7.3	8.2
Weighted average discount rate of operating leases	2.9%	2.7%

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$8,312	$6,874

Right of use assets obtained in exchange for lease obligations:
Operating leases	$10,208	$16,367
Finance leases	$89	$202

Maturities of operating lease liabilities as of September 30, 2023 are as follows:

Years ending December 31:
2023(1)	$2,693
2024	10,292
2025	9,782
2026	7,605
2027	5,268
Thereafter	18,505
Total lease payments	54,145
Imputed interest	(4,770)
Total lease liabilities	$49,375

(1) Excluding the nine months ended September 30, 2023.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2023, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Nine Months Ended September 30,
	2023	2022
Balance of accrued warranty at January 1	$7,161	$5,975
Provisions for current period sales	3,023	3,597
Changes in liability for pre-existing warranties	(1,044)	430
Cash settlements	(2,823)	(3,570)
Balance of accrued warranty at September 30	$6,317	$6,432

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

NOTE 8 – TAXES ON INCOME

Our effective income tax rate was a benefit of 76.0% and an expense of 17.9% for the three months ended September 30, 2023 and 2022, respectively. These rates differ from the U.S. statutory tax rate of 21.0% primarily due to non-deductible executive compensation offset by the benefit of research credits and a discrete tax benefit in 2023 related to the 2022 tax return-to-provision adjustment for the research credit.

Our effective income tax rate was a benefit of 9.7% and an expense of 15.2% for the nine months ended September 30, 2023 and 2022, respectively. These rates differ from the U.S. statutory tax rate of 21.0% primarily due to non-deductible executive compensation offset by the benefit of research credits and a discrete tax benefit in 2023 related to the 2022 tax return-to-provision adjustment for the research credit.

NOTE 9 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles.

We evaluate the performance of our reportable segments based on Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization) and it is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

Our FVS segment manufactures commercial vehicles used in the last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades industries. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services.

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

The accounting policies of the segments are the same as those described, or referred to, in “Note 1 – Nature of Operations and Basis of Presentation.” Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales are shown in the column labeled “Eliminations and Other.” Adjusted EBITDA in the “Eliminations and Other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Income tax expense are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

	Three Months Ended September 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$108,491	$-	$-	$108,491
Motorhome chassis sales	-	20,519	-	20,519
Other specialty vehicle sales	-	50,557	444	51,001
Aftermarket parts and accessories sales	15,768	5,546	-	21,314
Total sales	$124,259	$76,622	$444	$201,325

Depreciation and amortization expense	$1,700	$1,659	$951	$4,310
Adjusted EBITDA	7,977	15,988	(12,977)	10,988
Segment assets	254,729	219,204	61,528	535,461
Capital expenditures	750	1,006	3,697	5,453

	Three Months Ended September 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$173,673	$-	$-	$173,673
Motorhome chassis sales	-	50,399	-	50,399
Other specialty vehicle sales	-	48,570	(2,335)	46,235
Aftermarket parts and accessories sales	10,821	4,947	-	15,768
Total sales	$184,494	$103,916	$(2,335)	$286,075

Depreciation and amortization expense	$1,144	$1,692	$523	$3,359
Adjusted EBITDA	24,361	15,550	(12,849)	27,062
Segment assets	281,510	231,185	39,004	551,699
Capital expenditures	2,791	220	195	3,206

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended
	September 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$381,061	$-	$-	$381,061
Motorhome chassis sales	-	78,578	-	78,578
Other specialty vehicle sales	-	156,906	(4,180)	152,726
Aftermarket parts and accessories sales	41,614	15,886	-	57,500
Total sales	$422,675	$251,370	$(4,180)	$669,865

Depreciation and amortization expense	$4,679	$5,038	$2,643	$12,360
Adjusted EBITDA	32,918	47,207	(42,482)	37,643
Segment assets	254,729	219,204	61,528	535,461
Capital expenditures	4,317	2,185	11,132	17,634

	Nine Months Ended
	September 30, 2022
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$402,996	$-	$-	$402,996
Motorhome chassis sales	-	138,000	-	138,000
Other specialty vehicle sales	-	140,320	(2,335)	137,985
Aftermarket parts and accessories sales	31,092	15,080	-	46,172
Total sales	$434,088	$293,400	$(2,335)	$725,153

Depreciation and amortization expense	$3,074	$5,306	$1,675	$10,055
Adjusted EBITDA	38,015	38,508	(36,415)	40,108
Segment assets	281,510	231,185	39,004	551,699
Capital expenditures	10,590	906	2,202	13,698

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $201.3 million for the third quarter of 2023, a decrease of 29.6% compared to $286.1 million for the third quarter of 2022.
●	Gross margin of 18.3% for the third quarter of 2023, compared to 18.9% for the third quarter of 2022.
●	Operating expense of $32.6 million, or 16.2% of sales for the third quarter of 2023, compared to $32.1 million, or 11.2% of sales for the third quarter of 2022.
●	Operating income of $4.1 million for the third quarter of 2023, compared to $22.0 million for the third quarter of 2022.
●	Income tax benefit of $2.0 million for the third quarter of 2023, compared to $3.8 million of expense for the third quarter of 2022.
●	Net income of $4.5 million for the third quarter of 2023, compared to $17.3 million for the third quarter of 2022.
●	Diluted earnings per share of $0.13 for the third quarter of 2023, compared to $0.49 for the third quarter of 2022.
●	Order backlog of $464.4 million at September 30, 2023, a decrease of $579.5 million or 55.5% from our backlog of $1,043.9 million at September 30, 2022.

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

○

Leveraging a scalable design, the full Blue Arc EV portfolio covers Class 3, 4 and 5 walk-in van configurations with body length options from 12 to 22 feet. With these options, Shyft customers can maximize productivity and minimize cost of ownership, including fuel and maintenance costs.

○

In March 2023, we completed testing and received certification from the United States Environmental Protection Agency (EPA) for the Company’s Blue Arc EV Solutions Class 3, 4 and 5 electric delivery vehicles. In April 2023, we completed testing and received an executive order of compliance from the California Air Resources Board (CARB) for the Company’s Blue Arc EV Solutions Class 3, 4 and 5 electric delivery vehicles. Testing for CARB demonstrated Class 3 delivery vehicle performance at a 225-mile city driving range.

○

In October 2023, we announced an agreement with Rush Enterprises, which operates the largest network of commercial vehicle dealerships in North America, to sell and service Blue Arc Class 3, 4 and 5 all-electric delivery vehicles.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Sales	100.0	100.0	100.0	100.0
Cost of products sold	81.7	81.1	81.7	83.2
Gross profit	18.3	18.9	18.3	16.8
Operating expenses:
Research and development	2.6	2.5	2.7	2.7
Selling, general and administrative	13.6	8.8	13.4	10.8
Operating income	2.0	7.7	2.2	3.3
Other expense	(0.8)	(0.3)	(0.7)	(0.3)
Income before income taxes	1.3	7.4	1.5	3.0
Income tax expense (benefit)	(1.0)	1.3	(0.1)	0.5
Net income	2.2	6.0	1.6	2.6
Non-controlling interest	-	-	-	-
Net income attributable to The Shyft Group, Inc.	2.2	6.0	1.6	2.6

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Sales

For the three months ended September 30, 2023, we reported consolidated sales of $201.3 million, compared to $286.1 million for the third quarter of 2022, a decrease of $84.8 million or 29.6%. This decrease is driven by lower sales volumes in our Specialty Vehicles (“SV”) segment attributed to lower motorhome chassis market demand, and lower sales in the Fleet Vehicles and Services (“FVS”) segment attributed to lower sales volumes of walk-in vans partially offset by higher truck body sales, including $6.0 million in pass-through chassis sales.

Cost of Products Sold

Cost of products sold was $164.6 million in the third quarter of 2023, compared to $232.0 million for the third quarter of 2022, a decrease of $67.4 million or 29.1%. The decrease was due to $74.5 million in lower volume and mix and $1.5 million due to higher productivity, partially offset by $6.0 million in pass-through chassis costs and $2.6 million higher material and labor inflation, and other costs.

Gross Profit

Gross profit was $36.8 million for the third quarter of 2023, compared to $54.1 million for the third quarter of 2022, a decrease of $17.3 million or 32.0%. The decrease was due to $16.2 million in lower volume and mix net of favorable pricing, and $2.6 million in higher material, labor and other costs, partially offset by $1.5 million in higher productivity.

Operating Expenses

Operating expenses were $32.6 million for the third quarter of 2023, compared to $32.1 million for the third quarter of 2022, an increase of $0.5 million or 1.7%. Research and development expense for the third quarter of 2023 was $5.2 million, compared to $7.1 million in the third quarter of 2022, a decrease of $1.9 million, of which $1.5 million was related to electric vehicle development initiatives as the program moves closer to production. Selling, general and administrative expense was $27.4 million for the third quarter of 2023, compared to $25.0 million for the third quarter of 2022, an increase of $2.4 million, primarily driven by increased employee and administrative costs.

Other Income (Expense)

Other expense was $1.6 million for the third quarter of 2023, compared to $1.0 million for the third quarter of 2022, driven by higher borrowing costs.

Income Tax Expense (Benefit)

Our effective income tax rate was a benefit of 76.0% for the third quarter of 2023, compared to an expense of 17.9% for the third quarter 2022, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax benefit in 2023 related to the 2022 tax return-to-provision adjustment for the research credit.

Net Income

Net income for the third quarter of 2023 decreased by $12.8 million to $4.5 million compared to $17.3 million for the third quarter of 2022. On a diluted per share basis, earnings decreased $0.36 to $0.13 for the third quarter of 2023 compared to $0.49 per share for the third quarter of 2022. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the third quarter of 2023 was $11.0 million, compared to $27.1 million for the third quarter of 2022, a decrease of $16.1 million.

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2023 compared to the same period for 2022 (in millions):

Adjusted EBITDA three months ended September 30, 2022	$27.1
Sales volume and other	(15.9)
Product pricing and mix	1.3
Material and labor costs	(1.3)
EV development/program costs	0.2
General and administrative costs and other	(0.4)
Adjusted EBITDA three months ended September 30, 2023	$11.0

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Sales

For the nine months ended September 30, 2023, we reported consolidated sales of $669.9 million, compared to $725.2 million for the first nine months of 2022, a decrease of $55.3 million or 7.6%. This decrease was driven by lower sales volumes in our SV segment primarily attributable to lower motorhome chassis market demand, lower sales volumes in our FVS segment primarily attributable to lower walk-in van sales partially offset by higher truck body sales including $19.2 million in pass-through chassis sales, and favorable pricing implemented to offset material and labor inflation.

Cost of Products Sold

Cost of products sold was $547.4 million for the first nine months of 2023, compared to $603.0 million for the first nine months of 2022, a decrease of $55.6 million or 9.2%. The decrease was due to $62.3 million in lower volume and mix and $18.6 million due to higher productivity, partially offset by $19.2 million in pass-through chassis costs, and $6.1 million in higher material and labor inflation and other costs.

Gross Profit

Gross profit was $122.5 million for the first nine months of 2023, compared to $122.1 million for the first nine months of 2022, an increase of $0.4 million or 0.3%. The increase was due to $18.6 million higher productivity, partially offset by $12.1 million in lower volume and mix net of favorable pricing and $6.1 million due to higher material, labor and other costs.

Operating Expenses

Operating expenses were $108.0 million for the first nine months of 2023, compared to $98.0 million for the first nine months of 2022, an increase of $10.0 million or 10.3%. Research and development expense for the first nine months of 2023 was $18.1 million, compared to $19.5 million in the first nine months of 2022, a decrease of $1.4 million, of which $0.6 million was related to electric vehicle development initiatives as the program moves closer to production and $0.8 million related to other products. Selling, general and administrative expense was $90.0 million for the first nine months of 2023, compared to $78.4 million for the first nine months of 2022, an increase of $11.6 million, primarily driven by $8.8 million of increased employee and administrative costs. These costs include $2.5 million of CEO transition costs, $0.9 million of severance related cost reduction initiatives, $2.6 million of electric vehicle administrative costs and $2.8 million of other employee and administrative costs.

Other Income (Expense)

Other expense was $4.5 million for the first nine months of 2023, compared to $2.0 million for the first nine of months of 2022, driven by higher borrowing costs.

Income Tax Expense (Benefit)

Our effective income tax rate was a benefit of 9.7% for the first nine months of 2023, compared to an expense of 15.2% for the first nine months of 2022, which reflects the impact of current statutory income tax rates on our income before income taxes combined with a discrete tax benefit in 2023 related to the 2022 tax return-to-provision adjustment for the research credit.

Net Income

Net income for the first nine months of 2023 decreased by $7.8 million to $10.9 million compared to $18.7 million for the first nine months of 2022. On a diluted per share basis, earnings decreased $0.22 to $0.31 for the first nine months of 2023 compared to $0.53 per share for the first nine months of 2022. Driving this increase were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first nine months of 2023 was $37.6 million, compared to $40.1 million for the first nine months of 2022, a decrease of $2.5 million.

The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2023 compared to the same period for 2022 (in millions):

Adjusted EBITDA nine months ended September 30, 2022	$40.1
Sales volume and other	(6.1)
Product pricing and mix	9.4
Material and labor costs	(4.2)
EV development/program costs	(3.4)
General and administrative costs and other	1.8
Adjusted EBITDA nine months ended September 30, 2023	$37.6

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	September 30, 2023	September 30, 2022
Fleet Vehicles and Services	$383,448	$915,135
Specialty Vehicles	80,983	128,769
Total consolidated	$464,431	$1,043,904

The consolidated backlog at September 30, 2023 totaled $464.4 million, a decrease of $579.5 million, or 55.5%, compared to $1,043.9 million at September 30, 2022.

Our FVS backlog decreased by $531.7 million, or 58.1%, primarily to vehicle sales and softening demand in delivery vans. Our SV segment backlog decreased by $47.8 million, or 37.1%, due to lower motorhome orders.

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

Reconciliation of Non-GAAP Financial Measures

This report presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, acquisition related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Net Income to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$4,518	$17,286	$10,881	$18,717
Net loss attributable to non-controlling interest	-	-	32	-
Add (subtract):
Interest expense	1,572	1,137	4,697	1,754
Depreciation and amortization expense	4,310	3,359	12,360	10,055
Income tax expense (benefit)	(1,951)	3,770	(965)	3,346
Restructuring and other related charges	58	53	1,373	514
Acquisition related expenses and adjustments	149	243	440	800
Non-cash stock based compensation expense	2,097	1,214	5,187	4,922
Legacy legal matters	-	-	956	-
Non-recurring professional fees	-	-	160	-
CEO transition	235	-	2,522	-
Adjusted EBITDA	$10,988	$27,062	$37,643	$40,108

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$124,259	100.0%	$184,494	100.0%
Adjusted EBITDA	7,977	6.4%	24,361	13.2%

Sales in our FVS segment were $124.3 million for the third quarter of 2023, compared to $184.5 million for the third quarter of 2022, a decrease of $60.2 million or 32.6%. This decrease was primarily attributable to a softening in the delivery van markets, partially offset by increased truck body sales, including $6.0 million in pass-through chassis sales.

Adjusted EBITDA in our FVS segment for the third quarter of 2023 was $8.0 million compared to $24.4 million for the third quarter of 2022, a decrease of $16.4 million. This decrease was attributable to $11.2 million in lower volume and $6.3 million of unfavorable mix net of pricing, partially offset by $1.3 million of favorable productivity net of material, labor costs, and other costs.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended
	September 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$422,675	100.0%	$434,089	100.0%
Adjusted EBITDA	32,918	7.8%	38,015	8.8%

Sales in our FVS segment were $422.7 million for the first nine months of 2023, compared to $434.1 million for the first nine months of 2022, a decrease of $11.4 million or 2.6%. This decrease was primarily attributable to a softening in the delivery van markets, partially offset by increased truck body sales volume, including $19.2 million pass through-chassis sales.

Adjusted EBITDA in our FVS segment for the first nine months of 2023 was $32.9 million compared to $38.0 million for the first nine months of 2022, a decrease of $5.1 million. This decrease was attributable to $9.9 million in lower volume and $9.7 million of unfavorable mix net of pricing, partially offset by $9.9 million of favorable productivity and $4.6 million of favorable material, labor costs, and other costs.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$76,622	100.0%	$103,916	100.0%
Adjusted EBITDA	15,988	20.9%	15,550	15.0%

Sales in our SV segment were $76.6 million in the third quarter of 2023, compared to $103.9 million for the third quarter of 2022, a decrease of $27.3 million or 26.3%. This decrease was primarily attributable to lower motorhome chassis market demand, partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the third quarter of 2023 was $16.0 million, compared to $15.6 million for the third quarter of 2022, an increase of $0.4 million or 2.8%. This increase was primarily attributable to $7.6 million of favorable pricing and mix and $0.7 million of favorable productivity, partially offset by $6.6 million due to lower volume and $1.3 million due to material, labor, and other costs.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended
	September 30,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$251,370	100.0%	$293,400	100.0%
Adjusted EBITDA	47,208	18.8%	38,508	13.1%

Sales in our SV segment were $251.4 million in the first nine months of 2023, compared to $293.4 million for the first nine months of 2022, a decrease of $42.0 million or 14.3%. This decrease was primarily attributable to lower motorhome chassis market demand, partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the first nine months of 2023 was $47.2 million, compared to $38.5 million for the first nine months of 2022, an increase of $8.7 million or 22.6%. This increase was primarily attributable to $21.8 million of favorable pricing and mix and $3.7 million of favorable productivity, partially offset by $11.2 million due to lower volume and $5.6 million due to material, labor, and other costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $1.7 million from December 31, 2022, to a balance of $9.9 million as of September 30, 2023. These funds, in addition to cash generated from future operations and availability under our existing credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $44.8 million of cash from operating activities during the nine months ended September 30, 2023, an increase in cash provided of $89.3 million from $44.5 million of cash used in operating activities during the nine months ended September 30, 2022. The $44.8 million of cash generated in the first nine months of 2023 was driven by a $27.9 million net inflow related to income adjusted for non-cash charges to operations and by a $16.9 million net inflow related to the change in net working capital. The change in working capital in the first nine months of 2023 was driven by a $62.7 million net inflow related to decreased receivables and contract assets primarily attributable to the completion of in process vehicles and a $1.7 million net inflow related to changes in accrued compensation and related taxes, partially offset by a $25.2 million net outflow related to decreased payables primarily attributable to timing of payments within the period, a $15.0 million net outflow related to increased inventories, and a $7.3 million net outflow related to changes in other assets and liabilities.

Cash Flow from Investing Activities

We used $16.5 million in investing activities during the nine months ended September 30, 2023, an increase in cash used of $2.4 million from $14.1 million used during the nine months ended September 30, 2022. The increase in cash used in investing activities is primarily due to a $1.9 million increase in the purchases of property, plant and equipment and a $0.5 million increase related to the acquisition of a business.

Cash Flow from Financing Activities

We used $30.0 million of cash through financing activities during the nine months ended September 30, 2023, an increase in cash used of $54.3 million from $24.3 million generated during the nine months ended September 30, 2022. The increase in cash used by financing activities is primarily attributable to $46.0 million of increased payments on long-term debt and $20.0 million of decreased proceeds from long-term debt, partially offset by a $7.7 million decrease in the purchase and retirement of common stock and a $4.1 million decrease in exercise and vesting of stock awards.

Debt

On November 30, 2021, we entered into an Amended and Restated Credit Agreement (the "Credit Agreement") by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto consisting of Wells Fargo, N.A., JPMorgan Chase Bank, N.A., PNC Bank, N.A., National Association and Bank of America, N.A. (the "Lenders"). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

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

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR plus 1.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.43% (or one-month SOFR plus 1.00%) at September 30, 2023.

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1.6 million and $1.2 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $177.6 million and $187.2 million at September 30, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2023, we repurchased 348,705 shares for $8.8 million. In the third quarter of 2023, we repurchased 673,744 shares for $10.3 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2023 and 2022 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	$0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	$0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	$0.05
Nov. 1, 2022	Aug. 17, 2022	Sep. 16, 2022	$0.05
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	$0.05
May 2, 2022	May 17, 2022	June 17, 2022	$0.05
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2023, we had $55.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.6 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

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

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended September 30, 2023.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended September 30, 2023, in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In the first quarter of 2023, we repurchased 348,705 shares for $8.8 million. In the third quarter of 2023, we repurchased 673,744 shares for $10.3 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
July 1 to July 31	-	$-	-	$233.3
August 1 to August 31	674,811	15.32	673,744	223.0
September 1 to September 30	-	-	-	223.0
Total	674,811		-

(1) During the quarter ended September 30, 2023, 1,067 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 5.	Other Information

During the quarter ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.1	Restricted Stock Unit Agreement dated as of September 1, 2023 (under The Shyft Group, Inc. Stock Incentive Plan (as amended and restated effective May 17, 2023)), between the Company and Paul Mascarenas.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2023	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer