Form 10-K
period 2023-12-31
SHYFT GROUP, INC.
filed 2024-02-22
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2023
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter: $754,096,182

The number of shares outstanding of the registrant’s Common Stock as of February 16, 2024: 34,314,252 shares

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 15, 2024 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2023 are incorporated by reference in Part III.

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

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit segments) and recreational vehicle industries. Our products include walk-in vans, truck bodies, and cargo van and pick-up truck upfits used in e-commerce/parcel delivery, upfit equipment used in the mobile retail and utility trades, as well as luxury Class A diesel motorhome custom chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture. Our operating activities are conducted through our wholly-owned operating subsidiary, The Shyft Group USA, Inc., with locations in Novi, Charlotte, Plymouth and Wixom, Michigan; Bristol, Indiana; Waterville, Maine; Landisville, Pennsylvania; Pompano Beach and West Palm Beach, Florida; Kansas City, Missouri; Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; Lebanon; Tennessee; and Saltillo, Mexico.

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

Performance Overview

Unless noted otherwise, the data in this Form 10-K reflects our continuing operations and, therefore, excludes the performance of our previously divested Emergency Response Vehicles (“ERV”) business. Over the past five years our sales have increased by $115.7 million, a compound annual growth rate ("CAGR") of 3.6%, while income from continuing operations has declined by $30.3 million, a CAGR of (35.2%), and Adjusted EBITDA has declined by $24.0 million, a CAGR of (11.1%). Please see the reconciliation of income from continuing operations to Adjusted EBITDA near the end of Item 1 of this Form 10-K.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”). Sales by segment are as follows:

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, through our manufacturing operations. Our Fleet Vehicles and Services segment employed approximately 1,500 employees and 300 contractors as of December 31, 2023.

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

Velocity®

A nimble, fuel efficient, and ergonomically designed walk-in van lineup built on commercial cargo van chassis across OEMs is designed to combine the cargo capacity of a traditional walk-in-van with the drivability of a smaller format vehicle. The Velocity lineup makes large product/package deliveries easy, with lower entry/egress height and 3-point grab rails at side and rear doors. Economical to operate, the Velocity features lower operating costs than that of a traditional walk-in van.

Specialty Upfit

We install specialty interior and exterior upfit equipment for walk-in vans, truck bodies, cargo vans, and light duty pick-up trucks for added safety, cargo handling efficiency, and vocational functionality.

Parts and Accessories

We provide a full line of parts and accessories for our walk-in vans and truck bodies. We are solution focused and design and integrate a full line of parts and accessories to meet customer needs.

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

Manufacturing

We employ lean manufacturing and continuous improvement in all of our fleet vehicle facilities in order to maximize efficiency and reduce costs. Our facilities are aligned with our commercial and OEM customers for the installation of upfit equipment. Our walk-in vans and truck bodies are manufactured on non-automated assembly lines utilizing a combination of high-skilled tradespeople and assemblers. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment for various vocations.

Specialty Vehicles Segment

Our Specialty Vehicles segment includes a portfolio of business that provides service bodies, RV chassis, vocational upfit and contract manufacturing products and services. We manufacture and assemble truck bodies for a variety of trades and vocations. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our proactive engineering, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through original equipment manufacturers in the case of chassis and vehicles and to dealers, distributors or directly to consumers for service bodies and aftermarket parts and accessories. The Specialty Vehicles segment employed approximately 1,000 employees and less than 100 contractors as of December 31, 2023.

Innovation

At trade shows and motorhome rallies, we engage with a diverse group of motorhome owners to understand their needs and ensure our motorhome and specialty chassis incorporate the latest technology and highest quality. Our innovations include new lines of Magnum truck accessories including a cross-body toolbox and ladder rack as well as a new steel XP service body that is precision engineered to eliminate water, salt and chemical traps and features a proprietary high-endurance coating system for a glossy and durable finish to seal out weather and wear. We strategically sell our aftermarket truck products to enthusiasts, dealerships and distributors. We continue to expand our product portfolio and execute innovations in that segment.

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

Specialty Upfit

We design and install custom lighting and upfit solutions to meet the unique needs of certain fleet industries including a range of specialty industries such as law enforcement, municipalities, security companies, and providers of utility services. We provide durable, reliable, and high-quality product installations for any vehicle requiring specialty exterior and interior accessory upfits.

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

Manufacturing

Our motorhome chassis, service body, and specialty manufacturing operations employ lean manufacturing, and continuous improvement to bring efficiency and cost reduction throughout our Specialty Vehicles segment. We engineer, manufacture, and assemble Spartan RV chassis, as well as other specialty vehicles on non-automated assembly lines. We assemble both the Isuzu N-gas and F-series chassis on high-volume assembly lines that utilize a variety of state-of-the-art automation and testing equipment. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

Competition

The principal methods we use to build competitive advantages include custom design capability, high product quality, superior customer service and quick delivery. We employ a solutions-based approach to offer specialized products tailored to customer needs across the spectrum of our products. We compete with companies that manufacture for similar markets, including some divisions of large diversified organizations that have total sales and financial resources exceeding ours. Our competition in the fleet vehicle market ranges from one large manufacturer in the walk-in van market to a number of smaller manufacturers in the truck body and equipment upfit markets. Our competitors in the specialty vehicle market are principally large multi-product line manufacturers of specialty and heavy-duty vehicles. In addition to established mature competitors, we also face competition from new market entrants including technology companies.

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

The single largest commodity directly utilized in production is aluminum, which we purchase under purchase agreements based on forecasted production requirements. To a lesser extent we are dependent upon suppliers of lumber, fiberglass and steel for our manufacturing. We have initiated long-term supplier agreements and are consolidating suppliers where beneficial to gain pricing advantages, good quality and delivery. There are several readily available sources for the majority of these raw materials. However, we are heavily dependent on specific component part products from a few single source vendors. We maintain a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. We normally do not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules. Material and component cost increases are passed on to our customers whenever possible. There can be no assurance that there will not be any supply issues over the long-term.

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

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering group's goal throughout the company: to deliver world class products and manufacturing processes regardless of product line or location. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $25.2 million, $25.3 million, and $8.5 million on research and development in 2023, 2022, and 2021, respectively.

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

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to twenty years, following the date of sale. With the use of validation testing, predictive analysis tools and engineering and design standards, we strive to continuously improve product quality and durability, and reduce our exposure to warranty claims. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see “Note 9 – Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 23 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment, and we have 23 United States, Canada, and Patent Cooperation Treaty pending patent applications. The existing patents will expire on various dates from 2025 through 2042 and utility patents are subject to payment of required maintenance fees. We also own or license 73 federal and international trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have 49 pending trademark applications.

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

Human Capital Management

We believe people are the most critical component in our continued success, and we strive to attract high-performing talent. As of December 31, 2023, we employed approximately 3,000 employees and contractors. Approximately 11% of our total workforce consists of contractors, including all personnel at our Saltillo, Mexico operation. Our production processes leverage a combination of skilled tradespeople and high-touch assemblers working in body, electrical, mechanical, paint, and assembly operations. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results.

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

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2023 accounted for 54.3% of our sales. No customer individually exceeded 10% of our consolidated sales for 2023. Sales to customers that individually exceeded 10% of our consolidated sales for 2022 and 2021 are detailed in the chart below.

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

Sales to customers outside the United States were $24.7 million, $7.7 million, and $11.7 million for the years ended December 31, 2023, 2022 and 2021, respectively, or 2.8%, 0.7%, and 1.2%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2023	December 31, 2022	Decrease
FVS	$325,003	$736,690	$(411,687)
SV	84,269	96,023	(11,754)
Total consolidated	$409,272	$832,713	$(423,441)

Our FVS backlog decreased by $411.7 million, or 55.9%. Our SV segment backlog decreased by $11.8 million, or 12.2%.

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

Our management uses Adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual incentive compensation for our management team.

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	2023	2022	2021	2020	2019
Income from continuing operations	$6,464	$36,558	$69,974	$38,289	$36,790
Net (income) loss attributable to non-controlling interest	32	-	(1,230)	(347)	(140)
Interest expense	6,527	2,833	414	1,293	1,839
Income tax expense (benefit)	(5,768)	7,368	14,506	9,867	10,355
Depreciation and amortization	16,953	14,774	11,356	13,903	6,073
Restructuring and other related charges	1,741	757	505	1,873	316
Acquisition related expenses and adjustments	440	884	1,585	1,332	3,531
Non-cash stock-based compensation expense	7,834	7,619	8,745	7,706	5,281
Loss from write-off of assets	1,872	-	-	2,430	-
Legacy legal matters	956	-	-	-	-
Non-recurring professional fees	288	-	1,568	-	-
CEO transition	2,629	-	-	-	-
Loss from liquidation of JV	-	-	643	-	-
Adjusted EBITDA	$39,968	$70,793	$108,066	$76,346	$64,045

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

Information About our Executive Officers

The executive officers of the Company, their business experience and their ages as of February 1, 2024, are as follows:

Name	Position	Business Experience	Age	Executive Officer Since
John Dunn	President and Chief Executive Officer	President and Chief Executive Officer and Director, since October 2023. President, Shyft Fleet Vehicles and Services from January to October 2023. President and CEO, North and South America of Plastic Omnium, Clean Energy Systems from April 2014 to December 2022. President, Brose North America from July 2012 to April 2014.	57	2023
Jonathan C. Douyard	Chief Financial Officer	Chief Financial Officer since March 2020. Vice President and Chief Financial Officer, Fluke Corporation from June 2016 to February 2020. Prior roles included finance leadership positions with Commercial Systems & Services business unit, Sikorsky Aircraft (United Technologies) and General Electric subsidiaries.	44	2020
Jacob Farmer	President, Fleet Vehicles and Services	President, Fleet Vehicles and Services since January 2024. President, Specialty Vehicles from July 2023 to January 2024. President and Chief Executive Officer, Trialon Corporation from January 2020 to July 2023. Global Vice President & General Manager, Cooper Standard from July 2018 to December 2019 and Managing Director from October 2014 to July 2018.	46	2023
Joshua A. Sherbin	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary	Chief Legal Officer, Chief Compliance Officer and Corporate Secretary since May 2021. Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, TriMas Corporation from March 2016 to May 2021.	60	2021
Colin Hindman	Chief Human Resources Officer	Chief Human Resources Officer since June 2020. Chief Human Resources Officer, Dayco Products LLC from March 2017 to June 2020. Vice President, Human Resources, TriMas Corporation from March 2010 to November 2016.	49	2022

Item 1A.	Risk Factors.

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

Global and local business conditions include inflation, recession, interest rates, availability of capital, energy and commodity prices, trade laws and the effects of governmental initiatives to manage economic conditions. We have experienced, and are continuing to experience, challenges and increases in costs for logistics and in our supply chains, such as increased port congestion, intermittent supplier delays, and volatility in prices of commodities such as base metals and raw materials. Further unfavorable conditions such as a general slowdown of the U.S. economy, uncertainty and volatility in the financial markets, uncertainty or volatility in commodity prices or additional inflationary factors and rising interest rates could result in higher operating costs and expenses for our Company as well as softer demand for our products from customers and could make it more difficult and expensive for us or our customers to obtain financing.

Ongoing military conflicts, such as in the Middle East and Ukraine, for example, could lead to sanctions or other market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions for equipment, which could have an adverse impact on our business, financial condition, results of operations, or cash flows.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. Sales to our top 10 customers in 2023 accounted for 54.3 percent of our sales in the aggregate. In addition, a key customer owns a significant share of a new entrant competitor, and our business may be adversely affected if the customer’s ownership of or our competitive relationship in the marketplace with our competitor results in a decline or discontinuation of the customer’s purchases from us.

We may not be able to remain competitive in the rapidly changing markets in which we compete.

The markets we serve are undergoing rapid transformation, particularly with respect to parcel delivery services and electric vehicle (“EV”) technologies. Our current and potential competitors include companies that have significantly greater financial, technical, manufacturing, marketing and other resources than we do, including OEMs and certain of our customers, and which are highly motivated by market opportunities to deploy those resources to the design, development, manufacturing, distribution, promotion, sale and support of their products, including their EVs. In addition to these established, mature competitors, we also face competition from new market entrants, including technology companies. As a result of these market opportunities, OEMs and other companies have taken actions to reduce costs, including through in-sourcing and supply base consolidation. We expect these trends to continue and even accelerate. We expect competition for EVs to intensify due to increased demand and a regulatory push for alternative fuel vehicles, continuing globalization, and consolidation in the worldwide vehicle industry. Increased competition may lead to lower vehicle unit sales and increased inventory, which may result in downward price pressure and adversely affect our business, financial condition, operating results, and prospects. Our business will be adversely affected if we are unable to adequately respond to these pressures or otherwise continue to compete in these markets.

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

We rely, for certain of our products, on a network of independent dealers to market, stock, deliver, provide training for, and service our products to and for customers. Our business is influenced by our ability to initiate and manage new and existing relationships with dealers.

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

We rely on third-party suppliers to develop a number of emerging technologies for use in our EVs, including battery technology and the use of different battery cell chemistries. Certain of these technologies and chemistries are not today, and may not ever be, commercially viable. There can be no assurances that our suppliers will be able to meet the technological requirements, production timing, and volume requirements to support our business plan. Furthermore, if we experience delays by our third-party suppliers (including due to their financial viability or technology), we could experience delays in delivering on our timelines. In addition, the technology may not comply with the cost, performance useful life, and warranty characteristics we anticipate in our business plan. As a result, our business plan could be significantly impacted and we may incur significant liabilities under warranty claims which could materially and adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

We increasingly rely on component parts from global sources in order to manufacture our products. Disruption of this supply base due to international political events, natural disasters or adverse weather conditions (including any disasters or weather conditions caused by climate change), or other factors could affect our ability to obtain component parts at acceptable prices, or at all, and have a negative impact on our sales, results of operations and financial position.

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

In 2023, 2022, and 2021, we derived 2.8%, 0.7%, and 1.2% of our revenue from sales to, or related to, end customers outside the United States. We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

Wars, acts of terrorism, armed conflicts, natural disasters (including those caused by climate change), budget shortfalls, cyber events, civil unrest, governmental actions, and epidemics have in the past and could in the future create significant uncertainties that may have material and adverse effects on consumer demand, shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented. An economic recession, whether resulting from one of these events or others, would have a material adverse impact on our financial condition and results of operations.

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

Our manufactured products and the industries in which we operate are subject to extensive federal and state regulations. Changes to any of these regulations or the implementation of new regulations could significantly increase the costs of manufacturing, purchasing, operating or selling our products, managing our data and systems, and could have a material adverse effect on our results of operations. Our failure to comply with present or future regulations could result in fines, potential civil and criminal liability, suspension of sales or production, or cessation of operations.

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

Our business operations could be disrupted if our information technology systems fail to perform adequately or experience a cybersecurity incident.

We rely on our information technology systems to effectively manage our business data, communications, supply chain, product engineering, manufacturing, accounting and other business processes. If these systems are damaged, cease to function properly or are subject to a cybersecurity breach such as ransomware, phishing, infection with viruses or intentional attacks aimed at theft or destruction of sensitive data, we may suffer an interruption in our ability to manage and operate the business, and our results of operations and financial condition may be adversely affected.

Like most corporations, our information systems are a target of attacks.  In addition, third-party providers of data hosting or cloud services, as well as our suppliers, may experience cybersecurity incidents that may involve data we share with them. There can be no assurance that cybersecurity incidents, whether with respect to us or such third-party providers, will not have a material adverse effect on us in the future. In order to mitigate risks to our information systems, we continue to make investments in personnel, technologies and training of personnel.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows.  If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position. See “Note 4 – Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of goodwill, intangibles and other long-lived assets.

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

The growth of our EV business depends in part on the availability and amounts of government incentives. Any reduction, elimination or discriminatory application of government incentives because of budgetary challenges, policy changes, the reduced need for such incentives due to the perceived success of EVs or other reasons may result in the diminished price competitiveness of the alternative fuel vehicle industry, which could have an adverse effect on our business, prospects, financial condition and operating results.

Expectations relating to environmental, social and governance considerations expose us to potential liabilities, increased costs, reputational harm and other adverse effects on our business.

Many governments, regulators, investors, employees, customers and other stakeholders are increasingly focused on environmental, social and governance (“ESG”) considerations relating to businesses, including climate change and greenhouse gas emissions, human capital and diversity, equity and inclusion. We make statements about our ESG goals and initiatives through information provided on our website, press statements and other communications, including through our Sustainability Report. Responding to these ESG considerations and implementation of these goals and initiatives involves risks and uncertainties, including those described under “Forward-Looking Statements,” requires investments and are impacted by factors that may be outside of our control. In addition, some stakeholders may disagree with our goals and initiatives and the focus of stakeholders may change and evolve over time. Stakeholders also may have very different views on where ESG focus should be placed, including differing views of regulators in various jurisdictions in which we operate. Any failure, or perceived failure, by us to achieve our goals, further our initiatives, adhere to our public statements, comply with federal, state or international ESG laws and regulations, or meet evolving and varied stakeholder expectations and standards could result in legal and regulatory proceedings against us and materially adversely affect our business, reputation, results of operations, financial condition and stock price.

Emerging issues related to the development and use of artificial intelligence (“AI”) could give rise to legal or regulatory action, damage our reputation or otherwise materially harm of our business.

Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the company. For example, in 2023 the Biden Administration issued a new, executive order on safe, secure and trustworthy AI and the EU introduced the AI Act to establish rules for providers and users. Emerging regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business.

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

Item 1B.	Unresolved Staff Comments.

None.

Item 1C.	Cybersecurity.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. We have established a range of security measures that are designed to protect against the unauthorized access to and misappropriation of our information, corruption of data, intentional or unintentional disclosure of confidential information, or disruption of operations. We have implemented additional controls, security processes and monitoring of our manufacturing systems. We have also implemented additional cloud security tools and governance processes for assessing, identifying and managing material risks from cybersecurity threats. In addition, we maintain an information security training program that encompasses the following areas: phishing and email security, password security, data handling security, cloud security, operational technology security processes, and cyber-incident response and reporting processes.

The oversight of our cybersecurity risk management process is integrated into our overall risk management process. Through our enterprise risk management process, which involves a broad cross-functional group across many areas of expertise and is structurally independent of our business lines, we identify and assess risk and risk-mitigation actions, including with respect to cybersecurity risks. Continuing oversight of our cybersecurity risk is addressed by a group of stakeholders that includes our information technology (“IT”) and cybersecurity leadership and IT leaders within our various facilities, with cybersecurity risk input provided from this team to our senior leadership team on a regular basis. In turn, our Chief Information Officer provides key updates on risk and mitigation strategies to the Audit Committee.

We rely on third-party service providers to execute certain business processes, maintain certain information systems and infrastructure, evaluate defenses, and implement recommendations. We periodically have external information security assessments performed by third parties to analyze our internal assessment results and to stay informed of information security risks. Additionally, we maintain a supplier validation process, which involves approval by our cybersecurity group for significant suppliers that will have access to any of our databases or technology. We also maintain processes to oversee and identify risks from cybersecurity threats associated with our use of third-party service providers.

While we have experienced cybersecurity incidents in the past, to date, none have materially affected, or reasonably likely to materially affect, the Company, including our business strategy, results of operations or financial position. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors-- More General Risks Applicable to Our Industry.”

Governance

The Board of Directors is responsible for overseeing risk for the Company and has delegated to the Audit Committee responsibility for overseeing the cybersecurity risk management strategy for the Company. The Audit Committee reviews how we are executing against our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol. The Audit Committee receives regular updates on cybersecurity risks from our Chief Information Officer (“CIO”). The Audit Committee also regularly receives updates on efforts regarding data loss prevention, regulatory compliance, data privacy, threat and vulnerability management, cyber-crisis management, and other topics as applicable. Additionally, management provides the Audit Committee with a cybersecurity dashboard, which the full Board of Directors can access as well.

The Company’s cybersecurity program is overseen by our CIO, who is responsible for assessing and managing material risks from cybersecurity threats, including monitoring the prevention, detection, mitigation and remediation of cybersecurity incidents. Our CIO has over 20 years of global automotive technology and cybersecurity experience and reports to our President and Chief Executive Officer.

The Company’s Security Manager reports to our CIO and is the head of our cybersecurity team. The Security Manager is responsible for assessing and managing our cyber risk management program, informs senior management, together with the CIO, regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. Our Security Manager has over 15 years of experience in technology and cybersecurity, a master’s degree in information security and industry certifications, including CISSP, CDPSE, ITIL, and COBIT.

Item 2.	Properties.

We operate facilities in a total of 18 locations, 17 throughout the U.S. and one location in Mexico. The number of physical locations we operate is part of our strategy to develop coast-to-coast manufacturing and distribution capabilities.

Our Fleet Vehicles and Services segment operates facilities in Bristol, Indiana; Charlotte, Michigan; Landisville, Pennsylvania; and Kansas City, Missouri. All of these facilities are leased except for facilities in Charlotte, which are owned by the Company. FVS also operates facilities in Saltillo, Mexico.

Our Specialty Vehicles segment operates facilities in Charlotte, Michigan; Carson and McClellan Park, California; Dallas and Weatherford, Texas; Mesa, Arizona; Waterville, Maine; and Pompano Beach and West Palm Beach, Florida; Lebanon, Tennessee. All of these facilities are leased except for the Charlotte and Pompano Beach facilities, which are owned by the Company.

In addition, our corporate headquarters are located in an office building and showroom in Novi, Michigan, that we lease. We also have certain corporate functions that operate out of our campus in Charlotte, Wixom and Plymouth, Michigan.

We consider our properties to generally be in good condition, well maintained, and suitable and adequate to meet our business requirements for the foreseeable future. We do not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3.	Legal Proceedings.

At December 31, 2023, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings. The information contained in “Note 9 – Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SHYF.” The number of shareholders of record of our common stock on February 16, 2024 was 238. See Item 12 below for information concerning our equity compensation plans.

We paid dividends on our outstanding common shares in 2023 and 2022 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	0.05
Nov. 1, 2022	Nov. 16, 2022	Dec. 15, 2022	0.05
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	0.05
May 2, 2022	May 17, 2022	Jun. 17, 2022	0.05
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	0.05

No assurance, however, can be given that any future dividends will be made or, if made, as to the amounts or timing of any future dividends as such dividends are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index for the period beginning on December 31, 2018 and ending on the last day of 2023. The graph assumes an investment of $100 in our stock, the NASDAQ Composite Index, and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index on December 31, 2018, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2018 to December 31, 2023, is not necessarily indicative of future results.

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023
The Shyft Group, Inc.	$100.00	$252.16	$397.99	$690.68	$351.93	$174.97
NASDAQ Composite Index	$100.00	$136.69	$198.10	$242.03	$163.28	$236.17
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index	$100.00	$126.19	$162.53	$191.21	$224.54	$258.68

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

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. In 2023, we repurchased 1,022,449 shares for $19.1 million. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage over the long term.

During the quarter ended December 31, 2023, no shares were repurchased under this authorization. A summary of our purchases of our common stock during the fourth quarter of 2023 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs (2) (In millions)
October 2023	-	$-	-	$223.0
November 2023	2,258	11.38	-	223.0
December 2023	193	$12.55	-	$223.0
Total	2,451

(1) During the quarter ended December 31, 2023, 2,451 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

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

Executive Overview

●	Sales of $872.2 million in 2023, compared to $1,027.2 million in 2022
●	Gross margin of 17.2% in 2023, compared to 17.6% in 2022
●

Operating expense of $143.6 million ($25.2 million related to research and development), or 16.5% of sales in 2023, compared to $132.9 million ($25.3 million related to research and development), or 12.9% of sales in 2022

●	Operating income of $6.8 million in 2023, compared to $47.5 million in 2022
●	Income tax benefit of $5.8 million in 2023, compared to income tax expense of $7.4 million in 2022
●	Income from continuing operations of $6.5 million in 2023, compared to $36.6 million in 2022
●	Diluted earnings per share from continuing operations of $0.19 in 2023, compared to $1.03 in 2022
●	Operating cash flow of $56.2 million in 2023, compared to $(18.8) million in 2022,
●	Order backlog of $409.3 million at the end of 2023, compared to $832.7 million at the end of 2022

The following table shows our sales by market for the years ended December 31, 2023, 2022 and 2021 as a percentage of total sales:

	2023	2022	2021
Fleet vehicles sales	55.8%	58.9%	63.0%
Motorhome chassis sales	12.0%	17.0%	17.0%
Other specialty vehicles sales	23.5%	18.1%	14.6%
Aftermarket parts and accessories sales	8.7%	6.0%	5.4%
Total sales	100.0%	100.0%	100.0%

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

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets we serve. Some of our recent innovations and strategic developments include:

●

In March 2022, we announced Blue Arc™ Electric Vehicle (“EV”) Solutions, a new go-to-market brand alongside two initial product offerings—an industry-first commercial grade purpose-built EV chassis and a fully reimagined from the ground up all-electric delivery walk-in van.

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

●

Feature motorhome chassis are equipped with the Spartan® RV Chassis Connected Coach®, featuring the new 15-inch anti-glare digital dash that is custom designed for the RV customer to meet their specific display or operational needs. Integrating with the digital dash is the new Tri-Pod Steering Wheel, which places driving features and instrumentation right at the driver's fingertips, enabling a more effortless engagement with driving features and controls.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The discussion of our 2022 consolidated operating results compared to our 2021 consolidated operating results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of our 2022 Annual Report on Form 10-K filed February 23, 2023 and is incorporated by reference into this MD&A.

The following table sets forth, for the periods indicated, the components of our consolidated statements of operations, as a percentage of sales (percentages may not sum due to rounding):

	Year Ended December 31,
	2023	2022
Sales	100.0	100.0
Cost of products sold	82.8	82.4
Gross profit	17.2	17.6
Operating expenses:
Research and development	2.9	2.5
Selling, general and administrative	13.6	10.5
Operating income	0.7	4.6
Other expense, net	(0.7)	(0.3)
Income from continuing operations before income taxes	-	4.3
Income tax expense (benefit)	(0.7)	0.7
Income from continuing operations	0.7	3.6
Non-controlling interest	-	-
Net income attributable to The Shyft Group, Inc.	0.7	3.6

Sales

Consolidated sales for the year ended December 31, 2023 decreased by $155.0 million, or 15.1% to $872.2 million from $1,027.2 million in 2022. This decrease reflects lower sales volumes in our FVS segment primarily attributable to lower walk-in van sales partially offset by higher truck body sales including $34.1 million in pass-through chassis sales, lower sales volumes in our SV segment primarily attributable to lower motorhome chassis demand partially offset by higher service body and contract manufacturing volume and favorable pricing implemented to offset material and labor inflation. These changes in sales are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold decreased by $124.9 million, or 14.7%, to $721.8 million for the year ended December 31, 2023 from $846.7 million in 2022. The decrease was due to $155.4 million in lower volume and mix and $8.3 million due to higher productivity, partially offset by $34.1 million in pass-through chassis costs, and $4.7 million in higher material, labor, and other costs. As a percentage of sales, cost of products sold increased to 82.8% in 2023, compared to 82.4% in 2022.

Gross Profit

Gross profit decreased by $30.0 million, or 16.7%, to $150.4 million in 2023 from $180.4 million in 2022. The decrease was due to $33.6 million lower volume and mix net of favorable pricing and $4.7 million in higher material and labor and other costs, partially offset by $8.3 million in higher productivity. Gross margin decreased to 17.2% in 2023 from 17.6% over 2022 due to the items mentioned above.

Operating Expenses

Operating expenses for the year ended December 31, 2023 increased by $10.7 million, or 8.0%, to $143.6 million from $132.9 million in 2022. Research and development expense decreased $0.1 million in 2023 primarily related to EV development initiatives including materials and components associated with building prototype vehicles. Selling, general and administrative expense increased by $10.8 million, or 10.1%, to $118.4 million in 2023 from $107.6 million in 2022 primarily driven by $2.6 million of CEO transition costs, $1.0 million of severance related cost reduction initiatives, $3.2 million of EV program management costs and $4.0 million of other employee costs.

Other Income and Expense

Interest expense for the year ended December 31, 2023 increased by $3.7 million to $6.5 million from $2.8 million in 2022. The increase was due to additional borrowings and higher borrowing costs on our variable rate debt. Other income was $0.5 million for the year ended December 31, 2023 compared to other expense of $0.8 million for the year ended December 31, 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) from continuing operations for the year ended December 31, 2023 was a benefit of ($5.8) million as compared to the prior year expense of $7.4 million. The year-over-year change was mainly due to a reduction in pre-tax income, a $2.5 million tax benefit related to reductions in unrecognized tax benefits and a $3.6 million tax benefit for research and development credits.

Income from Continuing Operations

Income from continuing operations for the year ended December 31, 2023 decreased by $30.1 million, or 82.3%, to $6.5 million compared to $36.6 million in 2022. On a diluted per share basis, income from continuing operations decreased $0.84 to $0.19 in 2023 compared to $1.03 per share in 2022. Driving this decrease were the factors noted above.

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

Our management uses Adjusted EBITDA to evaluate the performance of and allocate resources to our segments. Adjusted EBITDA is also used, along with other financial and non-financial measures, for purposes of determining annual incentive compensation for our management team.

The following table reconciles Income from continuing operations to Adjusted EBITDA for the periods indicated.

	Year Ended December 31, 2023	Year Ended December 31, 2022
Income from continuing operations	$6,464	$36,558
Net loss attributable to non-controlling interest	32	-
Interest expense	6,527	2,833
Income tax expense (benefit)	(5,768)	7,368
Depreciation and amortization expense	16,953	14,774
Restructuring and other related charges	1,741	757
Acquisition related expenses and adjustments	440	884
Non-cash stock-based compensation expense	7,834	7,619
Loss from write-off of assets	1,872	-
Legacy legal matters	956	-
Non-recurring professional fees	288	-
CEO transition	2,629	-
Adjusted EBITDA	$39,968	$70,793

Our FVS segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries; the production of commercial truck bodies, upfit services, and supply of related aftermarket parts and services under the Utilimaster brand name.

Our SV segment consists of service bodies operations, operations that engineer and manufacture motorhome chassis, other specialty chassis and distribution of related aftermarket parts and assemblies. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand.

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

For certain financial information related to each segment, see “Note 15 – Business Segments” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$541,638	100.0%	$647,003	100.0%
Adjusted EBITDA	$30,326	5.6%	$65,719	10.2%
Segment assets	$241,546		$308,357

Sales in our FVS segment decreased by $105.4 million, or 16.3%, to $541.6 million in 2023 from $647.0 million in 2022. This decrease was primarily attributable to a sales volume decrease due to softening in the delivery van markets, partially offset by increased truck body sales volume, including $34.1 million pass-through chassis sales.

Adjusted EBITDA in our FVS segment was $30.3 million for the year ended December 31, 2023, a decrease of $35.4 million compared to $65.7 million for the year ended December 31, 2022. This decrease was primarily attributable to $26.5 million in lower volume and $20.1 million unfavorable mix net of pricing, partially offset by $6.2 million of favorable material, labor costs and other costs and $5.0 million of favorable productivity.

FVS segment assets decreased $66.8 million primarily attributable to a $64.1 million decrease in accounts receivable and contract assets driven by decreased sales and the completion of in-process orders.

Order backlog for our FVS segment decreased by $411.7 million, or 55.9%, to $325.0 million at December 31, 2023 compared to $736.7 million at December 31, 2022. This decrease was primarily due to softer parcel delivery vehicle demand. Our backlog enables visibility into future sales which can normally range from two to twelve months depending on the product, however more recently this range has extended to greater than one year for certain product lines due to increased inventories in the dealer network.

Specialty Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2023		2022
	Amount	Percentage	Amount	Percentage

Sales	$334,743	100.0%	$386,644	100.0%
Adjusted EBITDA	$66,186	19.8%	$54,413	14.1%
Segment assets	$213,509		$220,768

Sales in our SV segment decreased by $51.9 million or 13.4%, to $334.7 million in 2023 compared to $386.6 million in 2022. This decrease was primarily attributable to lower motorhome chassis market demand, partially offset by higher service body sales.

Adjusted EBITDA for our SV segment was $66.2 million for the year ended December 31, 2023, an increase of $11.8 million compared to $54.4 million for the year ended December 31, 2022. This increase was primarily attributable to $26.6 million of favorable pricing and mix and $4.4 million of favorable productivity, partially offset by $14.2 million due to lower volume and $5.0 million due to material, labor and other costs.

SV segment assets decreased $7.3 million primarily attributable to a $12.0 million decrease in accounts receivable driven by lower sales, a $3.6 million decrease in intangible assets driven by amortization, a $2.6 million net decrease in right-of-use operating assets driven by amortization, partially offset by a $14.7 million increase in Other receivables - chassis pool agreements.

Order backlog for our SV segment decreased by $11.7 million, or 12.2%, to $84.3 million at December 31, 2023 compared to $96.0 million at December 31, 2022. This decrease was due to lower motorhome orders, partially offset by strong demand for service bodies. Our backlog enables visibility into future sales which can normally range from less than one month to twelve months depending on the product.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2023	2022
Cash provided by (used in):
Operating activities	$56,244	$(18,843)
Investing activities	(21,114)	(20,416)
Financing activities	(36,721)	13,649
Net decrease in cash and cash equivalents	$(1,591)	$(25,610)

During 2023, cash and cash equivalents decreased by $1.6 million to a balance of $9.9 million as of December 31, 2023. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $56.2 million of cash from operating activities during the year ended December 31, 2023, an increase in cash provided of $75.0 million from $18.8 million of cash used by operating activities during the year ended December 31, 2022. The $56.2 million of cash generated in 2023 was driven by a $31.5 million net inflow related to the change in net working capital and a $24.7 million net inflow related to income adjusted for non-cash charges to operations. The change in working capital in 2023 was driven by a $72.9 million inflow related to decreased receivables and contract assets primarily attributable to the completion of in process vehicles, partially offset by a $28.0 million outflow related to decreased payables primarily attributable to timing of payments within the period and a $13.4 million net outflow related to a net increase in remaining other assets and liabilities, including inventory, accrued compensation and warranty.

Cash Flow from Investing Activities

We used $21.1 million in investing activities during the year ended December 31, 2023, a $0.7 million increase compared to the $20.4 million used during the year ended December 31, 2022. The increase in cash used in investing activities is primarily attributable to business acquisition costs.

Cash Flow from Financing Activities

We used $36.7 million of cash through financing activities during the year ended December 31, 2023, compared to $13.6 million generated during the year ended December 31, 2022. The $50.3 million increase in cash used by financing activities is primarily attributable to $62.0 million of increased repayments on long-term debt net of borrowings partially offset by $7.7 million of decreased purchase and retirement of common stock and $4.0 million of decreased exercise and vesting of stock incentive awards.

Effect of Inflation

Inflation affects us in two principal ways. First, our revolving credit facility is generally tied to the prime and Secured Overnight Financing Rate ("SOFR") interest rates so that increases in those interest rates would be translated into additional interest expense. Second, general inflation impacts prices paid for labor, parts and supplies. Whenever possible, we attempt to cover increased costs of production and capital by adjusting the sales prices of our products. However, we generally do not attempt to negotiate inflation-based price adjustment provisions into our contracts. We have limited ability to pass on cost increases to our customers on a short-term basis. In addition, the markets we serve are competitive in nature, and competition limits our ability to pass through cost increases in many cases. We strive to minimize the effect of inflation through cost reductions and improved productivity. Refer to the Commodities Risk section in Item 7A of this Form 10-K for further information regarding commodity cost fluctuations.

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

On April 6, 2022, the Company received a Notice of Violation from the EPA alleging a failure to secure certain certifications on manufactured chassis and a failure to comply with recordkeeping and reporting requirements related to supplier-provided chassis. The Company continues to investigate this matter, including potential defenses, and is continuing to discuss the allegations with the EPA. At this time, it is not possible to estimate the potential fines or penalties that the Company may incur for this matter.

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

Under the Credit Agreement, we may borrow up to $400.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.45% (or one-month SOFR including a credit spread adjustment plus 1.00%) at December 31, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1.6 million and $1.2 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $83.2 million and $187.2 million at December 31, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

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

Our future contractual obligations, as described above, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt (1)	$59,675	3,225	56,450	-	-
Operating lease obligations	52,198	10,475	17,824	9,532	14,367
Purchase obligations	2,300	2,300	-	-	-

Total contractual obligations	$114,173	$16,000	$74,274	$9,532	$14,367

(1)

Debt includes revolving credit facility estimated interest payments and payments on finance leases. The interest payments on the related variable rate debt were calculated using the effective interest rate of 6.45% at December 31, 2023.

Equity Securities

February 22, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage over the long-term.

Dividends

We paid dividends on our outstanding common shares in 2023 and 2022 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	0.05
Nov. 1, 2022	Nov. 16, 2022	Dec. 15, 2022	0.05
Aug. 5, 2022	Aug. 17, 2022	Sep. 16, 2022	0.05
May 2, 2022	May 17, 2022	Jun. 17, 2022	0.05
Feb. 16, 2022	Feb. 17, 2022	Mar. 17, 2022	0.05

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

Revenue Recognition

Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Contract liabilities on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold.

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

As of October 1, 2023, the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and found no indicators of impairment.

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

See “Note 4 – Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 9 – Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

The Organization Economic Co-operation and Development (“OECD”) introduced the Base Erosion and Profit Shifting (“BEPS”) Pillar Two rules that impose a global minimum tax rate of 15%. Numerous countries, including European Union member states, have enacted or are expected to enact legislation to be effective as early as January 1, 2024, with general implementation of a global minimum tax by January 1, 2025. We are currently evaluating the potential impact on our consolidated financial statements and related disclosures and do not anticipate an impact from Pillar Two to the Company.

New and Pending Accounting Policies

See “Note 1 – Nature of Operations and Basis of Presentation” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2023, we had $50.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.5 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

On May 31, 2023, the Company amended the Credit Agreement to effectuate the transition of the underlying variable interest rate from LIBOR to SOFR. The interest rate charged on our outstanding borrowings pursuant to our revolving credit facility is currently based on SOFR, as described in Part 2, Item 8, "Note 11 – Debt" of this Form 10-K. Increased interest expense and/or disruption in the financial market could have a material adverse effect on our business, financial condition, or results of operations.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2023.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Shyft Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Shyft Group, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Qualitative assessment of goodwill impairment – Refer to Notes 1 and 4 to the consolidated financial statements

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

The Company’s goodwill balance was $48.9 million as of December 31, 2023, of which $15.3 million was allocated to the Fleet Vehicles and Services reporting unit (“FVS”) and $33.6 million was allocated to the Specialty Vehicles reporting unit (“SV”) (collectively referred to as the “reporting units”). The Company concluded there were no indications that the fair value of any reporting unit was less than the carrying amount, therefore a quantitative assessment was not performed, and no impairment was recognized.

We identified the Company’s qualitative assessment that concluded that it is not more likely than not that the fair value of each reporting unit was less than its carrying amount as a critical audit matter because of the significant judgments and assumptions used in the qualitative assessment. Auditing management’s judgments related to the impact of macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, capital markets pricing, and most recent fair value estimates required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s qualitative assessment of goodwill for the FVS and SV reporting units included the following, among others:

●	We tested the effectiveness of controls over goodwill, including those over management's judgments and assumptions related to macroeconomic conditions, industry and market considerations, overall financial performance, entity and reporting unit specific events, capital markets pricing, the Company’s most recent fair value estimate and carrying amount.

●	We performed breakeven sensitivity analyses over management’s projections to evaluate sensitivity of key assumptions and their effect on fair value.

●	With the assistance of fair value specialists, we compared the qualitative factors used by management to current macroeconomic conditions, industry conditions, analyzed current breakeven valuation multiples from guideline public companies and changes of revenue and operating profits as compared to the Company’s most recent fair value estimate, and other relevant factors including contrary evidence.

●	We considered the completeness of management's identification of qualitative factors effecting the reporting units by considering other information obtained in our review of board minutes and inquiries with management.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 22, 2024

We have served as the Company's auditor since 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$9,957	$11,548
Accounts receivable, less allowance of $276 and $246	79,573	115,742
Contract assets	50,305	86,993
Inventories	105,135	100,161
Other receivables – chassis pool agreements	34,496	19,544
Other current assets	7,462	11,779
Total current assets	286,928	345,767
Property, plant and equipment, net	83,437	70,753
Right of use assets – operating leases	45,827	53,386
Goodwill	48,880	48,880
Intangible assets, net	45,268	49,078
Net deferred tax assets	17,300	10,390
Other assets	2,409	2,227
TOTAL ASSETS	$530,049	$580,481

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,855	$124,309
Accrued warranty	7,231	7,161
Accrued compensation and related taxes	13,526	14,434
Contract liabilities	4,756	5,255
Operating lease liability	10,817	10,888
Other current liabilities and accrued expenses	11,965	19,452
Short-term debt – chassis pool agreements	34,496	19,544
Current portion of long-term debt	185	189
Total current liabilities	182,831	201,232
Other non-current liabilities	8,184	10,033
Long-term operating lease liability	36,724	44,256
Long-term debt, less current portion	50,144	56,266
Total liabilities	277,883	311,787
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,303 and 35,066 outstanding	93,705	92,982
Retained earnings	158,461	175,611
Total Shyft Group, Inc. shareholders’ equity	252,166	268,593
Non-controlling interest	-	101
Total shareholders' equity	252,166	268,694
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$530,049	$580,481

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021

Sales	$872,198	$1,027,164	$991,792
Cost of products sold	721,840	846,731	792,527
Gross profit	150,358	180,433	199,265

Operating expenses:
Research and development	25,185	25,324	8,541
Selling, general and administrative	118,420	107,600	106,672
Total operating expenses	143,605	132,924	115,213

Operating income	6,753	47,509	84,052

Other income (expense):
Interest expense	(6,527)	(2,833)	(414)
Other income (expense)	470	(750)	842
Total other income (expense)	(6,057)	(3,583)	428

Income from continuing operations before income taxes	696	43,926	84,480
Income tax expense (benefit)	(5,768)	7,368	14,506
Income from continuing operations	6,464	36,558	69,974
Income from discontinued operations, net of income taxes	-	-	181
Net income	6,464	36,558	70,155
Less: net income (loss) attributable to non-controlling interest	(32)	-	1,230

Net income attributable to Shyft Group, Inc.	$6,496	$36,558	$68,925

Basic earnings per share
Continuing operations	$0.19	$1.04	$1.94
Discontinued operations	-	-	0.01
Basic earnings per share	$0.19	$1.04	$1.95
Diluted earnings per share
Continuing operations	$0.19	$1.03	$1.91
Discontinued operations	-	-	-
Diluted earnings per share	$0.19	$1.03	$1.91

Basic weighted average common shares outstanding	34,721	35,073	35,333

Diluted weighted average common shares outstanding	34,861	35,494	36,097

See accompanying Notes to Consolidated Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity

Balance at January 1, 2021	35,344	$91,044	$109,286	$(171)	$200,159
Issuance of common stock and tax impact of stock incentive plan	11	(2,950)	-	-	(2,950)
Dividends declared ($0.10 per share)	-	-	(3,744)	-	(3,744)
Purchase and retirement of common stock	(100)	(260)	(3,088)	-	(3,348)
Purchase of non-controlling interest	-	(1,204)	-	(958)	(2,162)
Issuance of restricted stock, net of cancellation	161	-	-	-	-
Stock-based compensation expense	-	8,745	-	-	8,745
Net income	-	-	68,925	1,230	70,155
Balance at December 31, 2021	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	18	(8,414)	-	-	(8,414)
Dividends declared ($0.20 per share)	-	-	(7,135)	-	(7,135)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	239	-	-	-	-
Stock-based compensation expense	-	7,619	-	-	7,619
Net income	-	-	36,558		36,558
Balance at December 31, 2022	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	21	(4,460)	-	-	(4,460)
Dividends declared ($0.20 per share)	-	-	(7,101)	-	(7,101)
Purchase and retirement of common stock	(1,023)	(2,651)	(16,545)	-	(19,196)
Distribution to Non-controlling interest owner	-	-	-	(69)	(69)
Issuance of restricted stock, net of cancellation	239	-	-	-	-
Stock-based compensation expense	-	7,834	-	-	7,834
Net income (loss)	-	-	6,496	(32)	6,464
Balance at December 31, 2023	34,303	$93,705	$158,461	$-	$252,166

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income	$6,464	$36,558	$70,155
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,953	14,774	11,356
Non-cash stock based compensation expense	7,834	7,619	8,745
Deferred income taxes	(6,911)	(5,510)	880
Loss (gain) on disposal of assets	389	826	(110)
Changes in accounts receivable and contract assets	72,857	(93,989)	(34,522)
Changes in inventories	(4,975)	(32,977)	(20,756)
Changes in accounts payable	(27,963)	41,302	34,954
Changes in accrued compensation and related taxes	(908)	(4,630)	1,930
Changes in accrued warranty	70	1,186	53
Changes in other assets and liabilities	(7,566)	15,998	1,324
Net cash provided by (used in) operating activities	56,244	(18,843)	74,009

Cash flows from investing activities:
Purchases of property, plant and equipment	(20,733)	(20,564)	(23,002)
Proceeds from sale of property, plant and equipment	119	148	22
Acquisition of businesses, net of cash acquired	(500)	-	904
Net cash used in investing activities	(21,114)	(20,416)	(22,076)

Cash flows from financing activities:
Proceeds from long-term debt	132,500	145,000	45,000
Payments on long-term debt	(138,500)	(89,000)	(67,400)
Payments of debt issuance costs	-	-	(1,360)
Payments of dividends	(7,109)	(7,148)	(3,551)
Purchase and retirement of common stock	(19,083)	(26,789)	(3,348)
Exercise and vesting of stock incentive awards	(4,460)	(8,414)	(2,949)
Distribution to non-controlling interest owner	(69)	-	(2,162)
Net cash provided by (used in) financing activities	(36,721)	13,649	(35,770)

Net increase (decrease) in cash and cash equivalents	(1,591)	(25,610)	16,163
Cash and cash equivalents at beginning of year	11,548	37,158	20,995
Cash and cash equivalents at end of year	$9,957	$11,548	$37,158

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

Non-Controlling Interest. In the fourth quarter of 2023, the liquidation of the Spartan-Gimaex joint venture was completed. At December 31, 2022, The Shyft Group USA, Inc. held a 50% share in Spartan-Gimaex, however, due to the management and operational structure of the joint venture, The Shyft Group USA, Inc. was considered to have had the ability to control the operations of Spartan-Gimaex. Accordingly, Spartan-Gimaex was reported as a consolidated subsidiary of The Shyft Group, Inc. The joint venture was not active and the liquidation was substantially complete. In December 2021, the Company purchased the remaining 20% ownership interest in Strobes-R-Us (“SRUS”) for $2,162 and, thus, there was no non-controlling interest in SRUS as of December 31, 2021.

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

Revenue Recognition. Essentially all of our revenue is generated through contracts with our customers. We may recognize revenue over time or at a point in time when or as obligations under the terms of a contract with our customer are satisfied, depending on the terms and features of the contract and the products supplied. Our contracts generally do not have any significant variable consideration. The collectability of consideration on the contract is reasonably assured before revenue is recognized. On certain vehicles, payment may be received in advance of us satisfying our performance obligations. Such payments are recorded in Contract liabilities on the Consolidated Balance Sheets. The corresponding performance obligations are generally satisfied within one year of the contract inception. In such cases, we have elected to apply the practical expedient to not adjust the promised amount of consideration for the effects of a significant financing component. The financing impact on contracts that contain performance obligations that are not expected to be satisfied within one year are expected to be immaterial to our consolidated financial statements.

We have elected to utilize the practical expedient to recognize the incremental costs of obtaining a contract as an expense when incurred because the amortization period for the prepaid costs that would have otherwise been deferred and amortized is one year or less. We use an observable price to allocate the stand-alone selling price to separate performance obligations within a contract or a cost-plus margin approach when an observable price is not available. The estimated costs to fulfill our base warranties are recognized as expense when the products are sold (see “Note 9 – Commitments and Contingent Liabilities” for further information on warranties). Our contracts with customers do not contain a provision for product returns, except for contracts related to certain parts sales.

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

Specialty Vehicles (“SV”)

We recognize revenue and the corresponding cost of products sold on the sale of motorhome chassis and service bodies where we own the chassis when the performance obligation is completed and control and risk of ownership of the chassis has passed to our customer, which is generally upon shipment of the chassis or vehicle to the customer. We have elected to treat shipping and handling costs subsequent to transfer of control as fulfillment activities and, accordingly, recognize these costs as the revenue is recognized.

Revenue for service bodies where the customer owns the chassis, upfit and field service contracts is recognized over time, as equipment is installed in the customer’s vehicle or as repairs and enhancements are made to the customer’s vehicles. Revenue and the corresponding cost of products sold is estimated based on the inputs completed for a given performance obligation. Our receivables are generally collected in less than three months, in accordance with our underlying payment terms.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, cash on deposit, treasuries and money market funds. We consider all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

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

Inventories. Inventories are stated at the lower of first-in, first-out cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business less cost to sell and considers our current assessment of general market and economic conditions, slow-moving inventory, and future demands.

Contract Assets. Contract assets arise upon the transfer of goods or services to a customer before the customer pays consideration. The Company presents the contract as either a contract asset or as a receivable, depending on the nature of the entity’s right to consideration for its performance. Contract assets are a right to consideration in exchange for goods or services that the Company has transferred to a customer, when the right is conditioned on something other than the passage of time.

Property, Plant and Equipment. Property, plant and equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 years for buildings and improvements, three to 15 years for plant machinery and equipment, three to seven years for furniture and fixtures and three to five years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See “Note 5 – Property, Plant and Equipment” for further information on our property and equipment.

Assets and Liabilities Held for Sale.  We classify assets and liabilities (disposal groups) to be sold as held for sale in the period in which all of the following criteria are met: management, having the authority to approve the action, commits to a plan to sell the disposal group; the disposal group is available for immediate sale in its present condition subject only to terms that are usual and customary for sales of such disposal groups; an active program to locate a buyer and other actions required to complete the plan to sell the disposal group have been initiated; the sale of the disposal group is probable, and transfer of the disposal group is expected to qualify for recognition as a completed sale within one year, except if events or circumstances beyond the Company's control extend the period of time required to sell the disposal group beyond one year; the disposal group is being actively marketed for sale at a price that is reasonable in relation to its current fair value; and actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn.

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

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change because of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade names. See “Note 4 – Goodwill and Intangible Assets” for further details on our goodwill and other intangible assets.

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on our Consolidated Statements of Operations. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 9 – Commitments and Contingent Liabilities” for further information regarding warranties.

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

Taxes on Income. We recognize deferred income tax assets and liabilities using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax liabilities or assets are recognized for the estimated future tax effects attributable to temporary differences and carryforwards that result from events that have been recognized in either the financial statements or the tax returns, but not both.

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

Interest and penalties attributable to income taxes are recorded as a component of income taxes. See “Note 7 – Taxes on Income” for further details on our income taxes.

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations. See “Note 12 – Stock-Based Compensation” and “Note 14 – Earnings Per Share” for further details.

Stock-Based Compensation. Stock based compensation cost for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of restricted stock awards, restricted stock units and performance stock units subject to a performance condition is based upon the quoted market price of the common stock on the date of grant. Fair value of performance stock units subject to a market condition is calculated using the Monte Carlo simulation model. Our stock-based compensation plans are described in more detail in “Note 12 – Stock Based Compensation”.

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2023 and 2022 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles. More detailed information about our reportable segments can be found in “Note 15 – Business Segments”.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $5,620, $2,176 and $592 for 2023, 2022, and 2021. Cash paid for income taxes, net of refunds, was $5,585, $1,319 and $12,199 for 2023, 2022 and 2021. Non-cash investing included $5,585 of capital expenditures in 2023, $2,489 in 2022, and $1,511 in 2021. The Company has Chassis Pool Agreements, where it participates in a chassis converter pool that is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See “Note 11 – Debt” for further information about the Chassis Pool Agreements.

New Accounting Standards. In November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 – REVENUE

Contract Assets and Liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	December 31, 2023	December 31, 2022
Contract Assets
Contract assets, beginning of year	$86,993	$21,483
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(86,627)	(21,483)
Contract assets recognized, net of reclassification to receivables	49,939	86,993
Contract assets, end of year	$50,305	$86,993

Contract Liabilities
Contract liabilities, beginning of year	$5,255	$988
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(5,182)	(988)
Cash received in advance and not recognized as revenue	4,683	5,255
Contract liabilities, end of year	$4,756	$5,255

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $325,003 and $84,269, respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2023.

For performance obligations that are satisfied over time, revenue is expected to be recognized over the time period to complete the contract. For performance obligations that are satisfied at a point in time, revenue is expected to be recognized when the customer obtains control of the product, which is generally upon shipment from our facility. No amounts have been excluded from the transaction prices above related to the guidance on constraining estimates of variable consideration.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the years ended December 31, 2023, 2022, and 2021. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2023
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$517,116	$334,559	$851,675	$(4,183)	$847,492
Other	24,522	184	24,706	-	24,706
Total sales	$541,638	$334,743	$876,381	$(4,183)	$872,198

Timing of revenue recognition
Products transferred at a point in time	$54,566	$147,766	$202,332	$467	$202,799
Products and services transferred over time	487,072	186,977	674,049	(4,650)	669,399
Total sales	$541,638	$334,743	$876,381	$(4,183)	$872,198

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2022
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$639,441	$386,536	$1,025,977	$(6,483)	$1,019,494
Other	7,562	108	7,670	-	7,670
Total sales	$647,003	$386,644	$1,033,647	$(6,483)	$1,027,164

Timing of revenue recognition
Products transferred at a point in time	$41,750	$208,645	$250,395	$-	$250,395
Products and services transferred over time	605,253	177,999	783,252	(6,483)	776,769
Total sales	$647,003	$386,644	$1,033,647	$(6,483)	$1,027,164

	Year Ended December 31, 2021
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$647,842	$332,293	$980,135	$-	$980,135
Other	11,590	67	11,657	-	11,657
Total sales	$659,432	$332,360	$991,792	$-	$991,792

Timing of revenue recognition
Products transferred at a point in time	$34,558	$198,852	$233,410	$-	$233,410
Products and services transferred over time	624,874	133,508	758,382	-	758,382
Total sales	$659,432	$332,360	$991,792	$-	$991,792

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2023	2022
Finished goods	$9,374	$13,361
Work in process	2,543	5,200
Raw materials and purchased components	93,218	81,600
Total Inventories	$105,135	$100,161

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

As of October 1, 2023, the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles. We qualitatively assessed goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units and found no indicators of impairment.

As discussed in “Note 1 – Nature of Operations and Basis of Presentation” there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

The change in the carrying amount of goodwill for the year ended December 31, 2023 and 2022 were as follows (in thousands):

	FVS		SV		Total
	December 31,		December 31,		December 31,
	2023	2022	2023	2022	2023	2022
Goodwill, beginning of year	$15,323	$15,323	$33,557	$33,557	$48,880	$48,880
Acquisition and measurement period adjustments	-	-	-	-	-	-
Goodwill, end of year	$15,323	$15,323	$33,557	$33,557	$48,880	$48,880

OtherIntangible Assets

At December 31, 2023, we had other intangible assets, including customer and dealer relationships, non-compete agreements, trade names, trademarks, unpatented technology, patented technology. Certain non-compete agreements and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Unpatented technology, patented technology and certain non-compete agreements are amortized utilizing a straight-line approach over the estimated useful lives. We amortize the customer relationships utilizing an accelerated approach over the estimated remaining life. The Royal, DuraMag, Magnum, Utilimaster, and Strobes-R-Us trade names and trademarks are considered to have indefinite lives and are not amortized.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2023, consisted of our Royal, DuraMag, and Magnum trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for these trade name branded products, business trends, prospects and market and economic conditions. The fair value of our Royal, DuraMag, and Magnum trade names exceeded their carrying values, and therefore do not result in an impairment. We qualitatively assessed Utilimaster and Strobes-R-Us trade names and trademarks and found no indicators of impairment.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table provides information regarding our other intangible assets:

	As of December 31, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$39,080	$15,068	$24,012	$39,080	$12,174	$26,906
Unpatented technology	540	195	345	540	135	405
Patented technology	2,200	1,169	1,031	2,200	894	1,306
Non-compete agreements	2,980	2,490	490	2,980	1,909	1,071
Trade Names	19,390	-	19,390	19,390	-	19,390
	$64,190	$18,922	$45,268	$64,190	$15,112	$49,078

We recorded $3,810, $3,903, and $3,405 of intangible asset amortization expense during 2023, 2022 and 2021.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2024	$3,477
2025	3,070
2026	2,944
2027	2,706
2028	2,391
Thereafter	11,290
Total	$25,878

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2023	2022
Land and improvements	$12,578	$12,314
Buildings and improvements	53,789	42,827
Plant machinery and equipment	60,517	55,969
Furniture and fixtures	19,474	18,334
Vehicles	2,015	2,083
Construction in process	10,570	9,946
Subtotal	158,943	141,473
Less accumulated depreciation	(75,506)	(70,720)
Total property, plant and equipment, net	$83,437	$70,753

We recorded depreciation expense of $13,143, $10,871, and $7,977 during 2023, 2022, and 2021, respectively. There were no capitalized interest costs in 2023, 2022, or 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 6 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 16 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. As of December 31, 2023 and 2022, assets recorded under finance leases were immaterial (See “Note 11 – Debt”). Lease expense totaled $12,673, $10,603, and $8,679 for the years ended December 31, 2023, 2022 and 2021, respectively.

Operating lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Operating leases	$11,388	$10,302	$8,233
Short-term leases (1)	1,285	301	446
Total lease expense	$12,673	$10,603	$8,679

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended December 31, 2023	Year ended December 31, 2022
Weighted average remaining lease term of operating leases (in years)	7.2	8.0
Weighted average discount rate of operating leases	2.9%	2.7%

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2023	Year ended December 31, 2022	Year ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$11,041	$9,500	$7,958

Right of use assets obtained in exchange for lease obligations:
Operating leases	$7,025	$19,159	$7,137
Finance leases	$95	$304	$271

Maturities of operating lease liabilities as of December 31, 2023 are as follows:

Years ending December 31:
2024	$10,475
2025	9,984
2026	7,840
2027	5,384
2028	4,148
Thereafter	14,367
Total lease payments	52,198
Less: imputed interest	(4,657)
Total lease liabilities	$47,541

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 7 – TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2023	2022	2021
Taxes (benefit) on income from continuing operations	$(5,768)	$7,368	$14,506
Income tax expense from discontinued operations	-	-	62
Total taxes (benefit) on income	$(5,768)	$7,368	$14,568

Income taxes (benefit) from continuing operations consist of the following:

	Year Ended December 31,
	2023	2022	2021
Current (benefit):
Federal	$(610)	$10,672	$10,891
State	1,521	1,960	2,745
Foreign	231	175	286
Total current	1,142	12,807	13,922
Deferred (benefit):
Federal	(5,828)	(4,976)	554
State	(1,082)	(463)	30
Total deferred	(6,910)	(5,439)	584
Total taxes (benefit) on income	$(5,768)	$7,368	$14,506

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings from continuing operations before taxes on income and the actual tax expense (benefit) are as follows:

	Year Ended December 31,
	2023	2022	2021
Federal income taxes at the statutory rate	$146	$9,224	$17,741
State tax expense, net of federal income tax benefit	509	1,132	2,481
Increase (decrease) in income taxes resulting from:
Non-deductible compensation	422	851	958
Stock based compensation	(82)	(819)	(1,504)
Foreign-derived intangible income deduction	(515)	-	-
Valuation allowance adjustment	-	-	(82)
Unrecognized tax benefit adjustment	(2,234)	-	-
Federal research and development tax credit	(3,645)	(2,681)	(4,413)
Other	(369)	(339)	(675)
Total	$(5,768)	$7,368	$14,506

The 2023 tax benefit of $5,768 includes a $2,527 tax benefit related to reductions in unrecognized tax benefits and a $3,645 tax benefit for research and development credits.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Operating lease liability	$11,783	$13,664
Research and development costs	19,937	12,066
Warranty reserve	1,164	1,592
Inventory costs and reserves	5,784	5,926
Contract assets	5,181	10,030
Stock-based compensation	1,699	1,261
Net operating loss carry-forwards, net of federal income tax benefit	504	556
Compensation related accruals	916	621
Credit carry-forwards net of federal income tax benefit	1,752	1,454
Other	857	879
Total deferred income tax assets	$49,577	$48,049

Deferred income tax liabilities:
Cost offset method	$(8,304)	$(14,371)
Right of use assets	(11,231)	(13,121)
Depreciation	(8,551)	(7,901)
Intangible assets	(2,709)	(2,010)
Prepaid expenses	(1,482)	(256)
Total deferred income tax liabilities	$(32,277)	$(37,659)

Net deferred tax asset	$17,300	$10,390

Based upon an assessment of the available positive and negative evidence at December 31, 2023 and 2022, the total deferred income tax assets are more likely than not to be realized based on the consideration of deferred tax liability reversals and projected future taxable income. Therefore, no valuation allowance was recorded at December 31, 2023 and 2022.

At December 31, 2023 and 2022, we had state tax NOL carry-forwards of $638 and $704, respectively, which expire between years 2029-2043. At December 31, 2023 and 2022, we had state tax credit carry-forwards of $2,938 and $2,353, respectively, which expire between years 2026-2033.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2023, 2022 and 2021 is as follows:

	2023	2022	2021
Balance, beginning of year	$5,748	$5,247	$1,234
Increase (decrease) related to prior year tax positions	362	(139)	2,935
Increase related to current year tax positions	679	775	1,161
Settlement	-	(97)	-
Expiration of statute	(2,125)	(38)	(83)
Balance, end of year	$4,664	$5,748	$5,247

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As of December 31, 2023, we had an ending UTB balance of $4,664 along with $626 of interest and penalties, for a total liability of $5,290, of which $4,698 is recorded as a non-current liability and $592 as a credit offsetting deferred tax assets. The change in interest and penalties amounted to a decrease of $63 in 2023, an increase of $160 in 2022, and an increase of $199 in 2021, which were reflected in Income tax expense within our Consolidated Statement of Operations.

At December 31, 2023, 2022 and 2021, we had total amounts of UTB that, if recognized, would impact our effective tax rate of $4,933, $5,463 and $4,989, respectively.

As of December 31, 2023, the U.S. federal statute of limitations for tax years 2020 and forward remains open. We also file tax returns in several states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

We do not expect the total amount of UTB to significantly increase or decrease over the next twelve months.

NOTE 8 – TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. No customer individually exceeded 10% of our consolidated sales for 2023. Sales to customers that individually exceeded 10% of our consolidated sales for 2022 and 2021 are as follows:

Year	Number of major customers	Combined percentage of consolidated sales	Segment
2022	2	25.4%	FVS and SV
2021	1	25.1%	FVS

NOTE 9 – COMMITMENTS AND CONTINGENT LIABILITIES

At  December 31, 2023, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability during the years ended December 31, 2023 and 2022 were as follows:

	2023	2022
Balance of accrued warranty, beginning of year	$7,161	$5,975
Provisions for current period sales	5,882	4,904
Cash settlements	(4,503)	(4,681)
Changes in liability for pre-existing warranties	(1,309)	963
Balance of accrued warranty, end of year	$7,231	$7,161

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

On April 6, 2022, the Company received a Notice of Violation from the EPA alleging a failure to secure certain certifications on manufactured chassis and a failure to comply with recordkeeping and reporting requirements related to supplier-provided chassis. The Company continues to investigate this matter, including potential defenses, and is continuing to discuss the allegations with the EPA. At this time, it is not possible to estimate the potential fines or penalties that the Company may incur for this matter.

NOTE 10 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution retirement plans which cover all employees who meet length of service and minimum age requirements. Our matching contributions vest over five years and were $3,631, $3,291, and $2,572 in 2023, 2022, and 2021, respectively. These amounts are expensed as incurred.

NOTE 11 – DEBT

Short-term debt consists of the following:

	December 31, 2023	December 31, 2022
Chassis pool agreements	$34,496	$19,544
Total short-term debt	$34,496	$19,544

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled related obligations in cash, except as required under our credit agreement. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2023 and December 31, 2022, the Company’s outstanding chassis converter pool with manufacturers totaled $34,496 and $19,544, respectively, and the Company has included this financing agreement on the Company’s Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets.

Long-term debt consists of the following:

	December 31, 2023	December 31, 2022
Revolving credit facility	$50,000	$56,000
Finance lease obligations	329	455
Total debt	50,329	56,455
Less current portion of long-term debt	(185)	(189)
Total long-term debt	$50,144	$56,266

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

Under the Credit Agreement, we may borrow up to $400,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.45% (or one-month SOFR including a credit spread adjustment plus 1.00%) at December 31, 2023. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2023 and December 31, 2022, we had outstanding letters of credit totaling $1,550 and $1,200, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $83,243 and $187,162 at December 31, 2023 and December 31, 2022, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At December 31, 2023 and December 31, 2022, we were in compliance with all covenants in our Credit Agreement.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 12 – STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 5,056,250. Total shares remaining available for stock incentive grants under these plans totaled 1,643,385 at December 31, 2023. We are currently authorized to grant new restricted stock, restricted stock units, performance stock units, stock options and stock appreciation rights under our Stock Incentive Plan of 2016.

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

Restricted stock activity for the years ended December 31, 2023, 2022, and 2021, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at January 1, 2021	370	$10.02	1.0
Granted	85	36.76
Vested	(230)	11.26
Forfeited	(35)	20.45
Non-vested shares outstanding at December 31, 2021	190	21.81	1.0
Vested	(91)	17.62
Forfeited	(28)	21.98
Non-vested shares outstanding at December 31, 2022	71	27.14	0.6
Vested	(47)	22.28
Forfeited	(4)	36.31
Non-vested shares outstanding at December 31, 2023	20	$36.72	0.3

The weighted-average grant date fair value of non-vested shares granted was none, none, and $36.76 for the years ended December 31, 2023, 2022 and 2021. During 2023, 2022 and 2021, we recorded compensation expense, net of cancellations, of $790, $1,189, and $2,542, related to restricted stock awards and direct stock grants. The total income tax benefit related to restricted stock awards was $196, $275, and $595 for 2023, 2022 and 2021. For the years ended December 31, 2023, 2022, and 2021, restricted shares vested with a fair market value of $1,049, $1,591, and $1,929. As of December 31, 2023, we had unearned stock-based compensation of $259 associated with these restricted stock grants, which will be recognized over a weighted average of 0.3 years.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Performance Stock Units

During the year ended December 31, 2023, 2022, and 2021, we granted 294,191, 124,427, and 84,740 performance stock units (“PSUs”), respectively, to certain employees, which are earned over a three-year service period.

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

89,804, 49,769 and 30,770 of the PSUs granted in 2023, 2022, and 2021, respectively, are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (“Net Income PSUs”), which is a performance condition. none, none, and 7,814 of the PSUs granted in 2023, 2022, and 2021, respectively, were based on certain performance criteria, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (“Exceptional Performance PSUs”), which is a performance condition. The number of shares that may be earned under the Net Income PSUs and Exceptional Performance PSUs can range from 0% to 200% of the target amount. The Net Income PSUs and Exceptional Performance PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period based on the probability that the performance conditions will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs and Exceptional Performance PSUs that will ultimately be earned changes. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

204,387, 74,658, and 46,156 of the PSUs granted in 2023, 2022, and 2021, respectively, are earned based on achievement of certain total shareholder return results relative to a comparison group of companies (“TSR PSUs”), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs granted was calculated using the Monte Carlo simulation model which resulted in the weighted average grant date fair value for these TSR PSUs of $24.35, $43.41 and $57.11 per unit in 2023, 2022, and 2021, respectively.

The Monte Carlo simulation was computed using the following assumptions:

	Granted in 2023	Granted in 2022	Granted in 2021
Risk-free rate of return (1)	4.15%	2.41%	0.29%
Expected term (in years)	2.8	2.7	2.8
Estimated volatility (2)	49.5%	55.6%	61.9%

(1)	Based on the U.S. government bond benchmark on the grant date.
(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2023 was $2,790 and $70, respectively, for the year ended December 31, 2022 was $3,176 and $197, respectively, and for the year ended December 31, 2021 was $3,663 and $310, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The PSU activity for the years ended December 31, 2023, 2022, and 2021, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2021	410	$13.63
Granted	85	48.08
Forfeited	(12)	26.94
Non-vested as of December 31, 2021	483	19.33
Granted	124	40.49
Vested	(194)	11.82
Forfeited	(38)	28.27
Non-vested as of December 31, 2022	375	29.31
Granted	294	23.86
Vested	(187)	20.89
Forfeited	(39)	36.89
Non-vested as of December 31, 2023	443	$30.99

As of December 31, 2023 there was $3,859 of remaining unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.5 years.

Restricted Stock Units

During the year ended December 31, 2023, 2022, and 2021, we awarded 273,904, 241,217, and 110,599 restricted stock units (“RSUs”), respectively, to certain employees and Board members. These RSUs generally vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of common stock. RSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant. Upon vesting, the dividend equivalents are paid in the form of cash at the discretion of the Human Resources and Compensation Committee.

The RSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2023 was $4,254 and $742, respectively, awards for the year ended December 31, 2022 was $3,253 and $668, respectively and, for the year ended December 31, 2021 was $2,540 and $499, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The RSU activity for the years ended December 31, 2023, 2022, and 2021, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2021	212	$12.43
Granted	111	36.67
Vested	(119)	14.08
Forfeited	(3)	37.09
Non-vested as of December 31, 2021	201	24.51
Granted	241	29.58
Vested	(105)	22.15
Forfeited	(30)	32.96
Non-vested as of December 31, 2022	307	28.38
Granted	274	19.38
Vested	(154)	25.53
Forfeited	(42)	28.47
Non-vested as of December 31, 2023	385	$21.05

As of December 31, 2023 there was $6,473 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.6 years.

Employee Stock Purchase Plan

We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase. During the years ended December 31, 2023, 2022, and 2021, we received proceeds of $393, $434, and $389 for the purchase of approximately 26,000, 20,000, and 11,000 shares under the ESPP.

NOTE 13 – SHAREHOLDERS EQUITY

On February 17, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date.

The following table represents our purchases of our common stock during the year ended December 31, 2023 and 2022 under the share repurchase program.

Year Ended December 31,	Shares purchased (000)	Purchase value	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs
2023	1,022	$19,083	$223,019
2022	607	$26,789	$242,102

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

NOTE 14 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2023, 2022, and 2021 (in thousands). Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations.

	Year Ended December 31,
	2023	2022	2021
Basic weighted average common shares outstanding	34,721	35,073	35,333
Plus dilutive effect of Restricted Stock Units and Performance Stock Units	140	421	764
Diluted weighted average common shares outstanding	34,861	35,494	36,097

NOTE 15 – BUSINESS SEGMENTS

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

Our FVS segment focuses on designing and manufacturing walk-in vans for parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

Our SV segment consists of service bodies operations, operations that engineer and manufacture motorhome chassis, other specialty chassis and distributes related aftermarket parts and assemblies. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Sales to customers outside the United States were $24,706, $7,670, and $11,657 for the years ended December 31, 2023, 2022, and 2021, or 2.8%, 0.7%, and 1.2%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2023

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$487,072	$-	$-	$487,072
Motorhome chassis sales	-	104,882	-	104,882
Other specialty vehicles sales	-	209,434	(4,183)	205,251
Aftermarket parts and accessories sales	54,566	20,427	-	74,993
Total sales	$541,638	$334,743	$(4,183)	$872,198

Depreciation and amortization expense	$6,552	$6,720	$3,681	$16,953
Adjusted EBITDA	$30,326	$66,186	$(56,544)	$39,968
Segment assets	$241,546	$213,509	$74,994	$530,049
Capital expenditures	$5,065	$2,567	$17,844	$25,476

Year Ended December 31, 2022

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$605,253	$-	$-	$605,253
Motorhome chassis sales	-	175,030	-	175,030
Other specialty vehicles sales	-	191,882	(6,483)	185,399
Aftermarket parts and accessories sales	41,750	19,732	-	61,482
Total sales	$647,003	$386,644	$(6,483)	$1,027,164

Depreciation and amortization expense	$4,555	$7,011	$3,208	$14,774
Adjusted EBITDA	$65,719	$54,413	$(49,339)	$70,793
Segment assets	$308,357	$220,768	$51,356	$580,481
Capital expenditures	$13,381	$1,268	$6,893	$21,542

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Year Ended December 31, 2021

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Fleet vehicles sales	$624,874	$-	$-	$624,874
Motorhome chassis sales	-	168,166	-	168,166
Other specialty vehicles sales	-	145,134	-	145,134
Aftermarket parts and accessories sales	34,558	19,060	-	53,618
Total sales	$659,432	$332,360	$-	$991,792

Depreciation and amortization expense	$2,654	$6,832	$1,870	$11,356
Adjusted EBITDA	$108,621	$32,668	$(33,223)	$108,066
Segment assets	$174,799	$202,302	$70,766	$447,867
Capital expenditures	$16,647	$4,198	$2,163	$23,008

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2023.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.

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

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Amendments to Bylaws

On February 20, 2024, our Board of Directors approved amendments to our Second Amended and Restated Bylaws, effective as of such date, relating to the issuance of shares without certificates. The foregoing general description of the Second Amended and Restated Bylaws, as amended, is qualified in its entirety by reference to the full text of the Second Amended and Restated Bylaws, as amended, a copy of which is attached as Exhibit 3.2 to this Form 10-K and is incorporated by reference herein.

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

The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than as set forth below) is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, warrants and rights, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2023.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	828,179	N/A (3)	1,592,067
Equity compensation plans not approved by security holders (2)	-	N/A	51,318
Total	828,179	N/A	1,643,385

(1)	Consists of the Stock Incentive Plan of 2016 (as amended and restated, the “Stock Incentive Plan”). See “Note 12 – Stock-Based Compensation” for more information regarding this plan.

(2)	Consists of The Shyft Group, Inc. Directors’ Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their “director’s fees” in the form of the Company’s common stock. The term “director’s fees” means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company’s Board of Directors or meetings of committees of the Board, and any retainer fee paid to such persons as members of the Board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director’s fees will, on or shortly after each “applicable date,” receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director’s fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term “applicable date” means any date on which a director’s fee is payable to the participant. No shares have been issued under this plan. All of the shares reflected in column (c) for this plan may be issued as described above other than upon the exercise of options, warrants or rights.

(3)	The number of shares reflected in column (a) in the table above represents shares issuable pursuant to outstanding PSUs and RSUs, for which there is no exercise price.

(4)	Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. In addition, the Stock Incentive Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan. All of the shares reflected in column (c) for the Stock Incentive Plan may be issued other than upon the exercise of options, warrants or rights.

The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP [PCAOB ID No.34] is incorporated by reference from our definitive proxy statement for the 2024 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting – Year Ended December 31, 2023, 2022, and 2021

Consolidated Balance Sheets – December 31, 2023 and December 31, 2022

Consolidated Statements of Operations – Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows – Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

Item 15(a)(2).	Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 15(a)(3).	List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document

3.1	The Shyft Group, Inc. Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-K filed March 25, 2021).

3.2	The Shyft Group, Inc. Second Amended and Restated Bylaws.

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K filed March 16, 2020).

Exhibit Number

10.1	The Shyft Group, Inc. Directors’ Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Form S-8 filed August 14, 2002).*

10.2	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.2 to the Form 10-K filed February 24, 2022)*

10.3	The Shyft Group, Inc. Leadership Team Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 5, 2015). *

10.4	The Shyft Group, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 10, 2022).*

10.5	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed March 14, 2008).*

10.6

The Shyft Group, Inc. Stock Incentive Plan of 2016, as amended by the First Amendment to Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 10, 2020).*

10.7	The Shyft Group, Inc. Stock Incentive Plan (Amended and Restated Effective May 17, 2023) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 18, 2023).*

10.8	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.15 to the Form 10-K filed March 25, 2021).*

10.9	Form of Restricted Stock Unit Agreement (employees) (incorporated by reference to Exhibit 10.16 to the Form 10-K filed March 25, 2021).*

10.10	Form of Restricted Stock Unit Agreement (non-employee directors) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed February 24, 2022).*

10.11	Form of Performance Share Unit Agreement (2022 LTI) (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q filed April 28, 2022).*

10.12	Form of Restricted Stock Unit Agreement (2022 LTI) (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q filed April 28, 2022).*

10.13	Form of Restricted Stock Unit Agreement (2022 LTI) (non-employee directors) (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q filed July 28, 2022).*

10.14	Employment Offer Letter dated July 22, 2014, from the Company to Daryl M. Adams (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 4, 2014).*

10.15	Employment Offer Letter dated January 21, 2020 from the Company to Jonathan C. Douyard (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 16, 2020).*

10.16	Employment Offer Letter dated May 31, 2019 from the Company to Todd A. Heavin (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 1, 2019).*

10.17	Employment Offer Letter dated December 23, 2014 from the Company to Steve Guillaume (incorporated by reference to Exhibit 10.24 to the Form 10-K filed March 9, 2016), as updated by a letter dated May 11, 2015 from the Company to Mr. Guillaume (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 9, 2016).*

Exhibit Number

10.18	Amended and Restated Credit Agreement dated November 30, 2021, by and among the Company and certain of the Company’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 1, 2021)

10.19	First Amendment to Amended and Restated Credit Agreement dated May 31, 2023 to Amended and Restated Credit Agreement dated November 30, 2021, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed July 27, 2023).

10.20	Form of Performance Share Unit Agreement (2023 LTI) (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q filed April 27, 2023).*

10.21	Form of Restricted Stock Unit Agreement (2023 LTI) (incorporated by reference to Exhibit 10.9.2 to the Form 10-Q filed April 27, 2023).*

10.22	Letter Agreement dated April 26, 2023 between the Company and Todd A. Heavin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 27, 2023).*

10.23	Employment Offer Letters dated December 6, 2022 and October 25, 2023 from the Company to John Dunn.*

10.24	Employment Offer Letters dated June 27, 2023 and December 27, 2023 from the Company to Jacob Farmer.*

10.25	Employment Offer Letter dated April 2,2021 from the Company to Joshua Sherbin.*

10.26	Employment Offer Letter dated June 2, 2020 from the Company to Colin Hindman.*

10.27	Transition and Separation Agreement dated June 7, 2023 with Daryl M. Adams (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed July 27, 2023).

10.28	Restricted Stock Unit Agreement dated as of September 1, 2023 (under The Shyft Group, Inc. Stock Incentive Plan (as amended and restated effective May 17, 2023)), between the Company and Paul Mascarenas (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed October 26, 2023).*

10.29	Performance Share Unit Agreement dated as of November 24, 2023 (under The Shyft Group, Inc. Stock Incentive Plan (as amended and restated effective May 17, 2023)) between the Company and John Dunn.*

Exhibit Number

21	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

97	Shyft Group Compensation Clawback Policy

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

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

THE SHYFT GROUP, INC.

February 22, 2024	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 22, 2024	By	/s/ John Dunn
John Dunn Director, President and Chief Executive Officer (Principal Executive Officer)

February 22, 2024	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer (Principal Financial Officer)

February 22, 2024	By	/s/ Scott M. Ocholik
Scott M. Ocholik Vice President, Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)

February 22, 2024	By	/s/ James A. Sharman
James A. Sharman, Director

February 22, 2024	By	/s/ Michael Dinkins
Michael Dinkins, Director

February 22, 2024	By	/s/ Carl Esposito
Carl Esposito, Director

February 22, 2024	By	/s/ Angela K. Freeman
Angela K. Freeman, Director

February 22, 2024	By	/s/ Pamela L. Kermisch
Pamela L. Kermisch, Director

February 22, 2024	By	/s/ Paul A. Mascarenas
Paul A. Mascarenas, Director

February 22, 2024	By	/s/ Terri Pizzuto
Terri Pizzuto, Director

February 22, 2024	By	/s/ Mark Rourke
Mark Rourke, Director

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THE SHYFT GROUP, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts (Acquisition)	Deductions	Balance at End of Period
Year ended December 31, 2023:

Allowance for doubtful accounts	$246	$159	$-	$(129)	$276

Year ended December 31, 2022:

Allowance for doubtful accounts	$187	$240	$-	$(181)	$246

Year ended December 31, 2021:

Allowance for doubtful accounts	$116	$149	$-	$(78)	$187