Form 10-Q
period 2024-03-31
SHYFT GROUP, INC.
filed 2024-04-25
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2024.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act).             Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2024
Common Stock	34,374,065 shares

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

Risk Factors include the risk factors listed and more fully described in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission on February 22, 2024, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below, “Risk Factors”, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. Those risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$13,251	$9,957
Accounts receivable, less allowance of $277 and $276	78,820	79,573
Contract assets	52,803	50,305
Inventories	97,931	105,135
Other receivables – chassis pool agreements	18,890	34,496
Other current assets	6,700	7,462
Total current assets	268,395	286,928
Property, plant and equipment, net	80,905	83,437
Right of use assets – operating leases	45,078	45,827
Goodwill	48,880	48,880
Intangible assets, net	44,399	45,268
Net deferred tax assets	17,300	17,300
Other assets	2,724	2,409
TOTAL ASSETS	$507,681	$530,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$86,159	$99,855
Accrued warranty	8,212	7,231
Accrued compensation and related taxes	11,675	13,526
Contract liabilities	3,939	4,756
Operating lease liability	10,050	10,817
Other current liabilities and accrued expenses	12,605	11,965
Short-term debt – chassis pool agreements	18,890	34,496
Current portion of long-term debt	164	185
Total current liabilities	151,694	182,831
Other non-current liabilities	7,265	8,184
Long-term operating lease liability	36,776	36,724
Long-term debt, less current portion	65,121	50,144
Total liabilities	260,856	277,883
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,361 and 34,303 outstanding	94,790	93,705
Retained earnings	152,035	158,461
Total shareholders' equity	246,825	252,166
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$507,681	$530,049

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2024	2023

Sales	$197,889	$243,439
Cost of products sold	163,827	200,515
Gross profit	34,062	42,924

Operating expenses:
Research and development	3,719	6,949
Selling, general and administrative	32,273	32,289
Total operating expenses	35,992	39,238

Operating income (loss)	(1,930)	3,686

Other income (expense)
Interest expense	(2,053)	(1,648)
Other income	97	70
Total other expense	(1,956)	(1,578)

Income (loss) before income taxes	(3,886)	2,108
Income tax expense	783	430
Net income (loss)	(4,669)	1,678
Less: net loss attributable to non-controlling interest	-	32

Net income (loss) attributable to The Shyft Group Inc.	$(4,669)	$1,710

Basic earnings (loss) per share	$(0.14)	$0.05
Diluted earnings (loss) per share	$(0.14)	$0.05

Basic weighted average common shares outstanding	34,319	35,058
Diluted weighted average common shares outstanding	34,319	35,340

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,669)	$1,678
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	4,435	3,864
Non-cash stock based compensation expense	1,474	1,827
Loss on disposal of assets	66	-
Changes in accounts receivable and contract assets	(1,746)	22,500
Changes in inventories	7,204	(9,147)
Changes in accounts payable	(10,119)	(16,920)
Changes in accrued compensation and related taxes	(1,851)	419
Changes in accrued warranty	981	(978)
Change in other assets and liabilities	268	2,644
Net cash provided by (used in) operating activities	(3,957)	5,887

Cash flows from investing activities:
Purchases of property, plant and equipment	(5,719)	(4,469)
Proceeds from sale of property, plant and equipment	75	25
Acquisition of business, net of cash acquired	-	(500)
Net cash used in investing activities	(5,644)	(4,944)

Cash flows from financing activities:
Proceeds from long-term debt	40,000	40,000
Payments on long-term debt	(25,000)	(31,000)
Payment of dividends	(1,716)	(1,878)
Purchase and retirement of common stock	-	(8,765)
Exercise and vesting of stock incentive awards	(389)	(3,470)
Net cash provided by (used in) financing activities	12,895	(5,113)

Net increase (decrease) in cash and cash equivalents	3,294	(4,170)
Cash and cash equivalents at beginning of period	9,957	11,548
Cash and cash equivalents at end of period	$13,251	$7,378

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2024	34,303	$93,705	$158,461	$-	$252,166
Issuance of common stock and tax impact of stock incentive plan	10	(389)	-	-	(389)
Dividends declared ($0.05 per share)	-	-	(1,757)	-	(1,757)
Issuance of restricted stock, net of cancellation	48	-	-	-	-
Non-cash stock based compensation expense	-	1,474	-	-	1,474
Net loss	-	-	(4,669)	-	(4,669)
Balance at March 31, 2024	34,361	$94,790	$152,035	$-	$246,825

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2023	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	5	(4,656)	-	-	(4,656)
Dividends declared ($0.05 per share)	-	-	(1,820)	-	(1,820)
Purchase and retirement of common stock	(349)	(893)	(7,872)	-	(8,765)
Issuance of restricted stock, net of cancellation	193	-	-	-	-
Non-cash stock based compensation expense	-	1,827	-	-	1,827
Net income (loss)	-	-	1,710	(32)	1,678
Balance at March 31, 2023	34,915	$89,260	$167,629	$69	$256,958

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2024, our results of operations for the three months ended March 31, 2024 and our cash flows for the three months ended March 31, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 22, 2024. The results of operations for the three months ended March 31, 2024, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the three months ended March 31, 2024 and March 31, 2023 included $2,007 and $2,494 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 3 – Debt" for further information about the chassis pool agreements.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2024	December 31, 2023
Finished goods	$5,164	$9,374
Work in process	2,209	2,543
Raw materials and purchased components	90,558	93,218
Total inventories	$97,931	$105,135

NOTE 3 – DEBT

Short-term debt consists of the following:

	March 31, 2024	December 31, 2023
Chassis pool agreements	$18,890	$34,496
Total short-term debt	$18,890	$34,496

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

Long-term debt consists of the following:

	March 31, 2024	December 31, 2023
Line of credit revolver	$65,000	$50,000
Finance lease obligation	285	329
Total debt	65,285	50,329
Less current portion of long-term debt	(164)	(185)
Total long-term debt	$65,121	$50,144

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

On March 27, 2024, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”). which amended the Credit Agreement. The Credit Agreement Amendment, among other things, (i) reduced the revolving credit commitments from $400,000 to $300,000, (ii) increased the applicable margin for term SOFR loans and base rate loans, (iii) adjusted the calculation of debt for purposes of determining the leverage ratio and (iv) temporarily increased the maximum leverage ratio.

Under the Credit Agreement, we may borrow up to $300,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 2.00%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 7.42% (or one-month SOFR including a credit spread adjustment plus 2.00%) at March 31, 2024.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1,550, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $48,155 and $83,243 at March 31, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2024 and December 31, 2023, we were in compliance with all financial covenants in our Credit Agreement.

NOTE 4 – REVENUE

Changes in our contract assets and liabilities for the three months ended March 31, 2024 and 2023 are summarized below:

	March 31, 2024	March 31, 2023
Contract Assets
Contract assets, beginning of period	$50,304	$86,993
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(37,163)	(66,340)
Contract assets recognized, net of reclassification to receivables	39,662	39,441
Contract assets, end of period	$52,803	$60,094

Contract Liabilities
Contract liabilities, beginning of period	$4,756	$5,255
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(3,319)	(4,421)
Cash received in advance and not recognized as revenue	2,502	6,885
Contract liabilities, end of period	$3,939	$7,719

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $356,089 and $83,334, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended March 31, 2024
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$81,369	$90,098	$-	$171,467
Other	26,390	32	-	26,422
Total sales	$107,759	$90,130	$-	$197,889

Timing of revenue recognition
Products transferred at a point in time	$12,281	$42,757	$-	$55,038
Products and services transferred over time	95,478	47,373	-	142,851
Total sales	$107,759	$90,130	$-	$197,889

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$154,028	$87,184	$(3,181)	$238,031
Other	5,405	3	-	5,408
Total sales	$159,433	$87,187	$(3,181)	$243,439

Timing of revenue recognition
Products transferred at a point in time	$12,154	$37,562	$-	$49,716
Products and services transferred over time	147,279	49,625	(3,181)	193,723
Total sales	$159,433	$87,187	$(3,181)	$243,439

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2024	December 31, 2023
Land and improvements	$12,583	$12,578
Buildings and improvements	55,466	53,789
Plant machinery and equipment	61,188	60,517
Furniture and fixtures	19,460	19,474
Vehicles	2,157	2,015
Construction in process	8,190	10,570
Subtotal	159,044	158,943
Accumulated depreciation	(78,139)	(75,506)
Total property, plant and equipment, net	$80,905	$83,437

We recorded depreciation expense of $3,566 and $2,912 during the three months ended March 31, 2024 and 2023, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2024	2023
Operating leases	$2,744	$2,964
Short-term leases(1)	318	252
Total lease expense	$3,062	$3,216

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	March 31,
	2024	2023
Weighted average remaining lease term of operating leases (in years)	7.0	7.9
Weighted average discount rate of operating leases	3.0%	2.8%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$2,918	$2,793

Right of use assets obtained in exchange for lease obligations:
Operating leases	$1,879	$3,975
Finance leases	$7	$65

Maturities of operating lease liabilities as of March 31, 2024 are as follows:

Years ending December 31:
2024(1)	$8,610
2025	10,569
2026	8,434
2027	5,735
2028	4,148
2029	3,650
Thereafter	10,715
Total lease payments	51,861
Imputed interest	(5,035)
Total lease liabilities	$46,826

(1) Excluding the three months ended March 31, 2024.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2024, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Three Months Ended March 31,
	2024	2023
Balance of accrued warranty at January 1	$7,231	$7,161
Accruals for warranties issued	2,257	1,035
Changes in liability for pre-existing warranties	273	(769)
Cash settlements	(1,549)	(1,244)
Balance of accrued warranty at March 31	$8,212	$6,183

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

On April 6, 2022, the Company received a Notice of Violation from the EPA alleging a failure to secure certain certifications on manufactured chassis and a failure to comply with recordkeeping and reporting requirements related to supplier-provided chassis. The Company continues to investigate this matter, including potential defenses, and is continuing to discuss the allegations with the EPA. We have recorded an accrual of $1,850 at March 31, 2024 for this matter and do not believe the outcome will be materially different from the amount accrued.

NOTE 8 – TAXES ON INCOME

Our income tax expense was $783 and $430 for the three months ended March 31, 2024 and 2023, respectively. The tax expense represented a (20.1%) effective tax rate and 20.4% effective tax rate for the three months ended March 31, 2024 and 2023, respectively.

The effective tax rate for the three months ended March 31, 2024 and 2023 differs from the U.S. statutory rate of 21% primarily due to the tax benefit of research credits offset by state tax expense and non-deductible officer compensation and a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

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

	Three Months Ended March 31, 2024
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$95,478	$-	$-	$95,478
Motorhome chassis sales	-	30,771	-	30,771
Other specialty vehicle sales	-	53,405	-	53,405
Aftermarket parts and accessories sales	12,281	5,954	-	18,235
Total sales	$107,759	$90,130	$-	$197,889

Depreciation and amortization expense	$1,753	$1,542	$1,140	$4,435
Adjusted EBITDA	935	16,973	(11,820)	6,088
Segment assets	217,779	212,288	77,614	507,681
Capital expenditures	785	413	943	2,141

	Three Months Ended March 31, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$147,279	$-	$-	$147,279
Motorhome chassis sales	-	27,960	-	27,960
Other specialty vehicle sales	-	54,697	(3,181)	51,516
Aftermarket parts and accessories sales	12,154	4,530	-	16,684
Total sales	$159,433	$87,187	$(3,181)	$243,439

Depreciation and amortization expense	$1,338	$1,679	$847	$3,864
Adjusted EBITDA	12,473	13,852	(15,537)	10,788
Segment assets	300,578	235,844	20,590	557,012
Capital expenditures	1,865	741	2,298	4,904

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Overview

●	Sales of $197.9 million for the first quarter of 2024, a decrease of 18.7% compared to $243.4 million for the first quarter of 2023.
●	Gross margin of 17.2% for the first quarter of 2024, compared to 17.6% for the first quarter of 2023.
●	Operating expense of $34.1 million, or 18.2% of sales for the first quarter of 2024, compared to $39.2 million, or 16.1% of sales for the first quarter of 2023.
●	Operating loss of $1.9 million for the first quarter of 2024, compared to operating income of $3.7 million for the first quarter of 2023.
●	Income tax expense of $0.8 million for the first quarter of 2024, compared to $0.4 million for the first quarter of 2023.
●	Net loss of $4.7 million for the first quarter of 2024, compared to net income of $1.7 million for the first quarter of 2023.
●	Diluted loss per share of $0.14 for the first quarter of 2024, compared to diluted earnings per share of $0.05 for the first quarter of 2023.
●	Order backlog of $439.4 million at March 31, 2024, a decrease of $228.0 million or 34.2% from our backlog of $667.4 million at March 31, 2023.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

In March 2022, we announced Blue Arc™ Electric Vehicle (“EV”) Solutions, a new go-to-market brand. Leveraging a scalable, commercial grade, purpose built design, the full Blue Arc EV offering will include Class 3, 4 and 5 walk-in van configurations with body length options from 12 to 22 feet. Designed for last-mile delivery fleets, these vehicles will be powered by lithium-ion battery packs that can deliver over 150 mile range at 50% payload. We expect Shyft customers can maximize productivity and minimize cost of ownership, including fuel and maintenance costs with our Blue Arc EV product offering.

●

The Velocity lineup of last-mile delivery vehicles span Gross Vehicle Weight Rating class sizes 2 and 3 and are available on Ford Transit, Mercedes Sprinter, and RAM Promaster chassis. The Velocity combines fuel efficiency, comfort, and maneuverability with the cargo space, access, and load capacity similar to a traditional walk-in van.

●

Royal Truck Body’s Severe Duty body, built to fit General Motors’ medium duty truck class and Ford's Super Duty truck class, includes more standard features than any other service body on the market. With its fortress five-point lock system, 10-gauge steel box tops treated with a protective Polyeurea coating and 3/8″ tread plate steel floors, this work truck is built to last and is ideal for contractors and business owners that need heavy-duty work trucks.

●

Feature motorhome chassis are equipped with the Spartan® RV Chassis Connected Coach®, featuring 15-inch anti-glare digital dash that is custom designed for the RV customer to meet their specific display or operational needs. Integrated with the digital dash is the Tri-Pod Steering Wheel, which places driving features and instrumentation right at the driver's fingertips, enabling a more effortless engagement with driving features and controls.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2024.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended
	March 31,
	2024	2023
Sales	100.0	100.0
Cost of products sold	82.8	82.4
Gross profit	17.2	17.6
Operating expenses:
Research and development	1.9	2.9
Selling, general and administrative	16.3	13.3
Operating income (loss)	(1.0)	1.5
Other expense	(1.0)	(0.6)
Income (loss) before income taxes	(2.0)	0.9
Income tax expense	0.4	0.2
Net income (loss)	(2.4)	0.7
Non-controlling interest	-	0.0
Net income (loss) attributable to The Shyft Group, Inc.	(2.4)	0.7

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Sales

For the three months ended March 31, 2024, we reported consolidated sales of $197.9 million, compared to $243.4 million for the first quarter of 2023, a decrease of $45.5 million or 18.7%. This decrease is driven by lower sales volumes in our Fleet Vehicles and Services (“FVS”) segment attributed to lower sales volumes of walk-in vans and lower USPS pass-through chassis sales, partially offset by higher truck body and upfit sales, and higher sales in the Specialty Vehicles (“SV”) segment.

Cost of Products Sold

Cost of products sold was $163.8 million in the first quarter of 2024, compared to $200.5 million for the first quarter of 2023, a decrease of $36.7 million or 18.3%. The decrease was due to $38.2 million in lower volume and mix and $2.2 million in lower pass-through chassis costs, partially offset by $3.7 million higher manufacturing and other costs.

Gross Profit

Gross profit was $34.1 million for the first quarter of 2024, compared to $42.9 million for the first quarter of 2023, a decrease of $8.8 million or 20.6%. The decrease was due to $5.1 million in lower volume and mix, net of favorable pricing, and $3.7 million in higher manufacturing and other costs.

Operating Expenses

Operating expenses were $36.0 million for the first quarter of 2024, compared to $39.2 million for the first quarter of 2023, a decrease of $3.2 million or 8.3%. Research and development expense for the first quarter of 2024 was $3.7 million, compared to $6.9 million in the first quarter of 2023, a decrease of $3.2 million, of which $2.9 million was related to electric vehicle development initiatives as the program moves closer to production. Selling, general and administrative expense was $32.3 million for the first quarter of 2024, compared to $32.3 million for the first quarter of 2023.

Other Income (Expense)

Other expense was $2.0 million for the first quarter of 2024, compared to $1.6 million for the first quarter of 2023, driven by higher borrowing costs.

Income Tax Expense

Our income tax expense was $0.8 million for the first quarter of 2024, compared to an expense of $0.4 million for the first quarter 2023. The tax expense represented a (20.1%) effective tax rate and 20.4% effective tax rate for the three months ended March 31, 2024 and 2023, respectively, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

Net Income (Loss)

Net loss was $4.7 million for the first quarter of 2024 compared to net income of $1.7 million for the first quarter of 2023, a decrease of $6.4 million. Diluted loss per share was $0.14 for the first quarter of 2024 compared to diluted earnings per share of $0.05 for the first quarter of 2023. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first quarter of 2024 was $6.1 million, compared to $10.8 million for the first quarter of 2023, a decrease of $4.7 million.

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2024 compared to the same period for 2023 (in millions):

Adjusted EBITDA three months ended March 31, 2023	$10.8
Sales volume and other	(12.3)
Product pricing and mix	3.4
EV development/program costs	3.0
General and administrative costs and other	1.2
Adjusted EBITDA three months ended March 31, 2024	$6.1

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	March 31, 2024	March 31, 2023
Fleet Vehicles and Services	$356,089	$584,933
Specialty Vehicles	83,334	82,478
Total consolidated	$439,423	$667,411

The consolidated backlog at March 31, 2024 totaled $439.4 million, a decrease of $228.0 million, or 34.2%, compared to $667.4 million at March 31, 2023.

Our FVS backlog decreased by $228.8 million, or 39.1%, primarily due to vehicle sales and softer demand in delivery vans. Our SV segment backlog increased by $0.9 million, or 1.0%, as higher service body orders more than offset lower motorhome orders.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net Income (loss)	$(4,669)	$1,678
Net loss attributable to non-controlling interest	-	32
Add (subtract):
Interest expense	2,053	1,648
Depreciation and amortization expense	4,435	3,864
Income tax expense	783	430
Restructuring and other related charges	52	62
Acquisition related expenses and adjustments	-	291
Non-cash stock based compensation expense	1,474	1,827
Legacy legal matters	1,850	956
CEO transition	110	-
Adjusted EBITDA	$6,088	$10,788

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$107,759	100.0%	$159,433	100.0%
Adjusted EBITDA	935	0.9%	12,473	7.8%

Sales in our FVS segment were $107.8 million for the first quarter of 2024, compared to $159.4 million for the first quarter of 2023, a decrease of $51.6 million or 32.4%. This decrease was primarily attributable to softer delivery van markets and lower pass-through chassis sales, partially offset by increased truck body sales and higher upfit volume.

Adjusted EBITDA in our FVS segment for the first quarter of 2024 was $0.9 million compared to $12.5 million for the first quarter of 2023, a decrease of $11.6 million. This decrease was attributable to $6.7 million in lower volume and $1.7 million of unfavorable mix net of pricing and $3.2 million of lower productivity net of material, labor costs, and other costs.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$90,130	100.0%	$87,187	100.0%
Adjusted EBITDA	16,973	18.8%	13,852	15.9%

Sales in our SV segment were $90.1 million in the first quarter of 2024, compared to $87.2 million for the first quarter of 2023, an increase of $2.9 million or 3.4%. This increase was primarily attributable to higher motorhome chassis market demand and higher service body sales partially offset by a decline in other specialty vehicle sales.

Adjusted EBITDA for our SV segment for the first quarter of 2024 was $17.0 million, compared to $13.9 million for the first quarter of 2023, an increase of $3.1 million or 22.5%. This increase was primarily attributable to $2.8 million of favorable pricing and mix, $0.8 million lower manufacturing costs, and $0.4 million of favorable volume, partially offset by $0.9 million other costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $3.3 million from December 31, 2023, to a balance of $13.3 million as of March 31, 2024. These funds, in addition to cash generated from future operations and availability under our existing credit facility, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $4.0 million of cash from operating activities during the three months ended March 31, 2024, a decrease in cash provided of $9.9 million from $5.9 million of cash provided by operating activities during the three months ended March 31, 2023. The $4.0 million of cash used in the first three months of 2024 was driven by a $1.3 million net inflow related to income adjusted for non-cash charges to operations and by a $5.3 million net outflow related to the change in net working capital. The change in working capital in the first three months of 2024 was driven by a $10.1 million net outflow related to decreased payables primarily attributable to timing of payments within the period and a $1.9 million net outflow related to changes in accrued compensation and related taxes, partially offset by a $7.2 million net inflow related to decreased inventories.

Cash Flow from Investing Activities

We used $5.6 million in investing activities during the three months ended March 31, 2024, an increase in cash used of $0.7 million from $4.9 million used during the three months ended March 31, 2023. The increase in cash used in investing activities is primarily due to a $1.2 million increase in the purchases of property, plant and equipment, partially offset by a $0.5 million decrease related to the acquisition of a business in prior year.

Cash Flow from Financing Activities

We generated $12.9 million of cash through financing activities during the three months ended March 31, 2024, an increase in cash generated of $18.0 million from $5.1 million used during the three months ended March 31, 2023. The increase in cash generated by financing activities is primarily attributable to $6.0 million of decreased payments on long-term debt, a $8.8 million decrease in the purchase and retirement of common stock, a $3.1 million decrease in exercise and vesting of stock awards and a $0.1 million decrease in payment of dividends.

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

On March 27, 2024, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement Amendment”), which amended the Credit Agreement. The Credit Agreement Amendment, among other things, (i) reduced the revolving credit commitments from $400.0 million to $300.0 million, (ii) increased the applicable margin for term SOFR loans and base rate loans, (iii) adjusted the calculation of debt for purposes of determining the leverage ratio and (iv) temporarily increased the maximum leverage ratio.

Under the Credit Agreement, we may borrow up to $300.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $15.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 2.00%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 7.42% (or one-month SOFR including a credit spread adjustment plus 2.00%) at March 31, 2024.

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1.6 million, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $48.2 million and $83.2 million at March 31, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2024 and December 31, 2023, we were in compliance with all financial covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2024 and 2023 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Feb. 1, 2024	Feb. 16, 2024	Mar. 18, 2024	$0.05
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	$0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	$0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	$0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2024, we had $65.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.7 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2024, in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2023 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
January 1 to January 31	-	$-	-	$223.0
February 1 to February 29	-	-	-	223.0
March 1 to March 31	43,177	11.84	-	223.0
Total	-		-

(1) During the quarter ended March 31, 2024, 43,177 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 5.	Other Information

During the quarter ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.2.1	Second Amendment, dated as of March 27, 2024, to the Amended and Restated Credit Agreement dated as of November 30, 2021, as amended, among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 29, 2024).

10.8.3	Form of Performance Share Unit Agreement (2024 LTI)*

10.9.3	Form of Restricted Stock Unit Agreement (2024 LTI)*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 25, 2024	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer