Form 10-Q
period 2024-06-30
SHYFT GROUP, INC.
filed 2024-07-25
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2024.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 19, 2024
Common Stock	34,462,789 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	June 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$8,958	$9,957
Accounts receivable, less allowance of $412 and $276	93,698	79,573
Contract assets	39,237	50,305
Inventories	94,593	105,135
Other receivables – chassis pool agreements	19,555	34,496
Other current assets	7,489	7,462
Total current assets	263,530	286,928
Property, plant and equipment, net	78,952	83,437
Right of use assets – operating leases	42,810	45,827
Goodwill	48,880	48,880
Intangible assets, net	43,530	45,268
Net deferred tax assets	17,310	17,300
Other assets	2,556	2,409
TOTAL ASSETS	$497,568	$530,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$73,971	$99,855
Accrued warranty	8,136	7,231
Accrued compensation and related taxes	14,509	13,526
Contract liabilities	5,623	4,756
Operating lease liability	9,978	10,817
Other current liabilities and accrued expenses	9,551	11,965
Short-term debt – chassis pool agreements	19,555	34,496
Current portion of long-term debt	225	185
Total current liabilities	141,548	182,831
Other non-current liabilities	7,153	8,184
Long-term operating lease liability	34,580	36,724
Long-term debt, less current portion	65,197	50,144
Total liabilities	248,478	277,883
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,448 and 34,303 outstanding	96,651	93,705
Retained earnings	152,439	158,461
Total shareholders' equity	249,090	252,166
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$497,568	$530,049

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales	$192,780	$225,101	$390,669	$468,540
Cost of products sold	152,193	182,347	316,020	382,862
Gross profit	40,587	42,754	74,649	85,678

Operating expenses:
Research and development	4,506	5,890	8,225	12,839
Selling, general and administrative	32,353	30,270	64,626	62,559
Total operating expenses	36,859	36,160	72,851	75,398

Operating income	3,728	6,594	1,798	10,280

Other income (expense)
Interest expense	(1,753)	(1,477)	(3,806)	(3,125)
Other income	80	124	177	194
Total other expense	(1,673)	(1,353)	(3,629)	(2,931)

Income (loss) before income taxes	2,055	5,241	(1,831)	7,349
Income tax expense (benefit)	(109)	556	674	986
Net income (loss)	2,164	4,685	(2,505)	6,363
Less: net loss attributable to non-controlling interest	-	-	-	32

Net income (loss) attributable to The Shyft Group Inc.	$2,164	$4,685	$(2,505)	$6,395

Basic earnings (loss) per share	$0.06	$0.13	$(0.07)	$0.18
Diluted earnings (loss) per share	$0.06	$0.13	$(0.07)	$0.18

Basic weighted average common shares outstanding	34,402	34,935	34,361	34,995
Diluted weighted average common shares outstanding	34,474	34,991	34,361	35,161

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(2,505)	$6,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	9,210	8,050
Non-cash stock-based compensation expense	3,484	3,090
Loss on disposal of assets	83	128
Deferred income taxes	(9)	-
Changes in accounts receivable and contract assets	(3,057)	68,064
Changes in inventories	10,542	(1,142)
Changes in accounts payable	(21,002)	(38,567)
Changes in accrued compensation and related taxes	983	303
Changes in accrued warranty	905	(1,143)
Change in other assets and liabilities	(1,461)	(9,525)
Net cash provided by (used in) operating activities	(2,827)	35,621

Cash flows from investing activities:
Purchases of property, plant and equipment	(9,243)	(10,963)
Proceeds from sale of property, plant and equipment	90	82
Acquisition of business, net of cash acquired	-	(500)
Net cash used in investing activities	(9,153)	(11,381)

Cash flows from financing activities:
Proceeds from long-term debt	65,000	70,000
Payments on long-term debt	(50,000)	(81,000)
Payments of dividends	(3,481)	(3,653)
Purchase and retirement of common stock	-	(8,786)
Exercise and vesting of stock incentive awards	(538)	(4,541)
Net cash provided by (used in) financing activities	10,981	(27,980)

Net decrease in cash and cash equivalents	(999)	(3,740)
Cash and cash equivalents at beginning of period	9,957	11,548
Cash and cash equivalents at end of period	$8,958	$7,808

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2024	34,303	$93,705	$158,461	$-	$252,166
Issuance of common stock and tax impact of stock incentive plan	10	(389)	-	-	(389)
Dividends declared ($0.05 per share)	-	-	(1,757)	-	(1,757)
Issuance of restricted stock, net of cancellation	48	-	-	-	-
Non-cash stock-based compensation expense	-	1,474	-	-	1,474
Net loss	-	-	(4,669)	-	(4,669)
Balance at March 31, 2024	34,361	$94,790	$152,035	$-	$246,825
Issuance of common stock and tax impact of stock incentive plan	12	(149)	-	-	(149)
Dividends declared ($0.05 per share)	-	-	(1,760)	-	(1,760)
Issuance of restricted stock, net of cancellation	75	-	-	-	-
Non-cash stock-based compensation expense	-	2,010	-	-	2,010
Net income	-	-	2,164	-	2,164
Balance at June 30, 2024	34,448	$96,651	$152,439	$-	$249,090

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2023	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	5	(4,656)	-	-	(4,656)
Dividends declared ($0.05 per share)	-	-	(1,820)	-	(1,820)
Purchase and retirement of common stock	(349)	(893)	(7,872)	-	(8,765)
Issuance of restricted stock, net of cancellation	193	-	-	-	-
Non-cash stock-based compensation expense	-	1,827	-	-	1,827
Net income (loss)	-	-	1,710	(32)	1,678
Balance at March 31, 2023	34,915	$89,260	$167,629	$69	$256,958
Issuance of common stock and tax impact of stock incentive plan	5	83	-	-	83
Dividends declared ($0.05 per share)	-	-	(1,770)	-	(1,770)
Issuance of restricted stock, net of cancellation	36	-	(21)	-	(21)
Non-cash stock-based compensation expense	-	1,263	-	-	1,263
Net income	-	-	4,685	-	4,685
Balance at June 30, 2023	34,956	$90,606	$170,523	$69	$261,198

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

Nature of Operations

We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit) and recreational vehicle industries. Our products include walk-in vans and truck bodies used in e-commerce/parcel delivery, upfit equipment used in the utility trades, service and vocational truck bodies, luxury Class A diesel motorhome chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture as well as truck accessories.

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of June 30, 2024, our results of operations for the three and six months ended June 30, 2024 and our cash flows for the six months ended June 30, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 22, 2024. The results of operations for the three and six months ended June 30, 2024, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the six months ended June 30, 2024 and June 30, 2023 included $703 and $2,106 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 3 – Debt" for further information about the chassis pool agreements.

NOTE 2 – INVENTORIES

Inventories are summarized as follows:

	June 30, 2024	December 31, 2023
Finished goods	$6,013	$9,374
Work in process	2,124	2,543
Raw materials and purchased components	86,456	93,218
Total inventories	$94,593	$105,135

NOTE 3 – DEBT

Short-term debt consists of the following:

	June 30, 2024	December 31, 2023
Chassis pool agreements	$19,555	$34,496
Total short-term debt	$19,555	$34,496

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

Long-term debt consists of the following:

	June 30, 2024	December 31, 2023
Line of credit revolver	$65,000	$50,000
Finance lease obligation	422	329
Total debt	65,422	50,329
Less current portion of long-term debt	(225)	(185)
Total long-term debt	$65,197	$50,144

Revolving Credit Facility

On November 30, 2021, we entered into an Amended and Restated Credit Agreement by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto consisting of Wells Fargo, N.A., JPMorgan Chase Bank, N.A., PNC Bank, N.A. and Bank of America, N.A. (the "Lenders"). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

On March 27, 2024, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement, among other things, (i) reduced the revolving credit commitments from $400,000 to $300,000, (ii) increased the applicable margin for term Secured Overnight Financing Rate ("SOFR") loans and base rate loans, (iii) adjusted the calculation of debt for purposes of determining the leverage ratio and (iv) temporarily increased the maximum leverage ratio.

Under the Credit Agreement, we may borrow up to $300,000 from the Lenders under a secured revolving credit facility, which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.50%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.93% (or one-month SOFR including a credit spread adjustment plus 1.50%) at June 30, 2024.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1,900 and $1,550, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $42,320 and $83,243 at June 30, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2024 and December 31, 2023, we were in compliance with all financial covenants in our Credit Agreement.

NOTE 4 – REVENUE

Changes in our contract assets and liabilities for the six months ended June 30, 2024 and 2023 are summarized below:

	June 30, 2024	June 30, 2023
Contract Assets
Contract assets, beginning of period	$50,304	$86,993
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(46,118)	(83,470)
Contract assets recognized, net of reclassification to receivables	35,051	37,707
Contract assets, end of period	$39,237	$41,230

Contract Liabilities
Contract liabilities, beginning of period	$4,756	$5,255
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(3,702)	(4,912)
Cash received in advance and not recognized as revenue	4,569	3,855
Contract liabilities, end of period	$5,623	$4,198

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $294,586 and $59,856, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended June 30, 2024
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$94,358	$82,710	$76	$177,144
Other	15,482	154	-	15,636
Total sales	$109,840	$82,864	$76	$192,780

Timing of revenue recognition
Products transferred at a point in time	$17,596	$30,622	$76	$48,294
Products and services transferred over time	92,244	52,242	-	144,486
Total sales	$109,840	$82,864	$76	$192,780

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

	Three Months Ended June 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$124,463	$87,519	$(1,443)	$210,539
Other	14,520	42	-	14,562
Total sales	$138,983	$87,561	$(1,443)	$225,101

Timing of revenue recognition
Products transferred at a point in time	$13,692	$38,118	$-	$51,810
Products and services transferred over time	125,291	49,443	(1,443)	173,291
Total sales	$138,983	$87,561	$(1,443)	$225,101

	Six Months Ended June 30, 2024
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$175,727	$172,808	$76	$348,611
Other	41,872	186	-	42,058
Total sales	$217,599	$172,994	$76	$390,669

Timing of revenue recognition
Products transferred at a point in time	$29,877	$73,379	$76	$103,332
Products and services transferred over time	187,722	99,615	-	287,337
Total sales	$217,599	$172,994	$76	$390,669

	Six Months Ended June 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$278,491	$174,703	$(4,624)	$448,570
Other	19,925	45	-	19,970
Total sales	$298,416	$174,748	$(4,624)	$468,540

Timing of revenue recognition
Products transferred at a point in time	$25,846	$75,680	$-	$101,526
Products and services transferred over time	272,570	99,068	(4,624)	367,014
Total sales	$298,416	$174,748	$(4,624)	$468,540

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 5 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	June 30, 2024	December 31, 2023
Land and improvements	$12,583	$12,578
Buildings and improvements	55,734	53,789
Plant machinery and equipment	64,415	60,517
Furniture and fixtures	19,951	19,474
Vehicles	2,164	2,015
Construction in process	5,808	10,570
Subtotal	160,655	158,943
Accumulated depreciation	(81,703)	(75,506)
Total property, plant and equipment, net	$78,952	$83,437

We recorded depreciation expense of $3,906 and $3,233 during the three months ended June 30, 2024 and 2023, respectively, and $7,472 and $6,145 during the six months ended June 30, 2024 and 2023, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Operating leases	$2,746	$2,983	$5,490	$5,947
Short-term leases(1)	328	370	646	622
Total lease expense	$3,074	$3,353	$6,136	$6,569

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	June 30,
	2024	2023
Weighted average remaining lease term of operating leases (in years)	6.9	7.2
Weighted average discount rate of operating leases	3.0%	2.8%

Supplemental cash flow information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$5,857	$5,622

Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,204	$8,672
Finance leases	$290	$65

Maturities of operating lease liabilities as of June 30, 2024 are as follows:

Years ending December 31:
2024(1)	$5,743
2025	10,682
2026	8,547
2027	5,792
2028	4,160
2029	3,650
Thereafter	10,716
Total lease payments	49,290
Imputed interest	(4,732)
Total lease liabilities	$44,558

(1) Excluding the six months ended June 30, 2024.

NOTE 7 – COMMITMENTS AND CONTINGENT LIABILITIES

At June 30, 2024, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Six Months Ended June 30,
	2024	2023
Balance of accrued warranty at January 1	$7,231	$7,161
Accruals for warranties issued	3,540	2,002
Changes in liability for pre-existing warranties	222	(1,437)
Cash settlements	(2,857)	(1,708)
Balance of accrued warranty at June 30	$8,136	$6,018

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

On April 6, 2022, the Company received a Notice of Violation from the EPA alleging a failure to secure certain certifications on manufactured chassis and a failure to comply with recordkeeping and reporting requirements related to supplier-provided chassis. The Company continues to investigate this matter, including potential defenses, and is continuing to discuss the allegations with the EPA. We have recorded an accrual of $2,000 at June 30, 2024 for this matter and do not believe the outcome will be materially different from the amount accrued.

NOTE 8 – TAXES ON INCOME

Our income tax expense(benefit) was ($109) and $556 for the three months ended June 30, 2024 and 2023, respectively. The tax expense represented a (5.3%) effective tax rate and 10.6% effective tax rate for the three months ended June 30, 2024 and 2023, respectively. Income tax expense was $674 and $986 for six months ended June 30, 2024 and 2023, respectively. The tax expense represented a (36.8%) effective tax rate and 13.4% effective tax rate for the six months ended June 30, 2024 and 2023, respectively

The effective tax rate for the three and six months ended June 30, 2024 and 2023 differs from the U.S. statutory rate of 21% primarily due to the tax benefit of research credits offset by state tax expense and non-deductible officer compensation and a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

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

Our FVS segment focuses on designing and manufacturing walk-in vans for parcel delivery, trades, and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

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

	Three Months Ended June 30, 2024
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$92,244	$-	$-	$92,244
Motorhome chassis sales	-	18,946	-	18,946
Other specialty vehicle sales	-	58,062	76	58,138
Aftermarket parts and accessories sales	17,596	5,856	-	23,452
Total sales	$109,840	$82,864	$76	$192,780

Depreciation and amortization expense	$2,016	$1,543	$1,216	$4,775
Adjusted EBITDA	8,368	17,549	(13,445)	12,472
Segment assets	219,306	204,030	74,232	497,568
Capital expenditures	578	193	1,449	2,220

	Three Months Ended June 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$125,291	$-	$-	$125,291
Motorhome chassis sales	-	30,099	-	30,099
Other specialty vehicle sales	-	51,652	(1,443)	50,209
Aftermarket parts and accessories sales	13,692	5,810	-	19,502
Total sales	$138,983	$87,561	$(1,443)	$225,101

Depreciation and amortization expense	$1,641	$1,700	$845	$4,186
Adjusted EBITDA	12,468	17,367	(13,968)	15,867
Segment assets	252,352	194,718	48,776	495,846
Capital expenditures	1,702	438	5,137	7,277

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Six Months Ended June 30, 2024
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$187,722	$-	$-	$187,722
Motorhome chassis sales	-	49,717	-	49,717
Other specialty vehicle sales	-	111,467	76	111,543
Aftermarket parts and accessories sales	29,877	11,810	-	41,687
Total sales	$217,599	$172,994	$76	$390,669

Depreciation and amortization expense	$3,769	$3,085	$2,356	$9,210
Adjusted EBITDA	9,303	34,522	(25,265)	18,560
Segment assets	219,306	204,030	74,232	497,568
Capital expenditures	1,363	606	2,392	4,361

	Six Months Ended June 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$272,570	$-	$-	$272,570
Motorhome chassis sales	-	58,059	-	58,059
Other specialty vehicle sales	-	106,349	(4,624)	101,725
Aftermarket parts and accessories sales	25,846	10,340	-	36,186
Total sales	$298,416	$174,748	$(4,624)	$468,540

Depreciation and amortization expense	$2,979	$3,379	$1,692	$8,050
Adjusted EBITDA	24,941	31,219	(29,505)	26,655
Segment assets	252,352	194,718	48,776	495,846
Capital expenditures	3,567	1,179	7,435	12,181

NOTE 10 – SUBSEQUENT EVENT

On July 24, 2024, the Company acquired 100% of the outstanding membership interests of Independent Truck Upfitters (“ITU”) for cash consideration of $46,150, subject to conveyance of real estate and customary adjustments and an additional $8,000 earn-out amount subject to meeting certain performance criteria within the first two years after the acquisition. The purchase price was funded with cash on hand and borrowings under our existing credit facility. ITU is a Midwest-based provider of turnkey upfit services for fleets of commercial and government service vehicles. Due to the proximity of the closing date of the acquisition to the date of this filing, the initial accounting for the business combination is incomplete. As a result, the Company is unable to disclose certain information including provisional fair value estimates of the identifiable net assets acquired and goodwill at this time. Due to its insignificant size relative to the Company, we do not expect to provide supplemental pro forma financial information of the combined entity for the current and prior reporting period. The Company will provide preliminary purchase price allocation with its third quarter Quarterly Report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Shyft Group, Inc. was organized as a Michigan corporation and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit) and recreational vehicle industries. Our products include walk-in vans, truck bodies, and cargo van and pick-up truck upfits used in e-commerce/parcel delivery, upfit equipment used in the and utility trades, as well as luxury Class A diesel motorhome custom chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture.

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

Executive Overview

●	Sales of $192.8 million for the second quarter of 2024, a decrease of 14.4% compared to $225.1 million for the second quarter of 2023.
●	Gross margin of 21.1% for the second quarter of 2024, compared to 19.0% for the second quarter of 2023.
●	Operating expense of $36.9 million, or 19.1% of sales for the second quarter of 2024, compared to $36.2 million, or 16.1% of sales for the second quarter of 2023.
●	Operating income of $3.7 million for the second quarter of 2024, compared to $6.6 million for the second quarter of 2023.
●	Income tax benefit of $0.1 million for the second quarter of 2024, compared to income tax expense of $0.6 million for the second quarter of 2023.
●	Net income of $2.2 million for the second quarter of 2024, compared to $4.7 million for the second quarter of 2023.
●	Diluted earnings per share of $0.06 for the second quarter of 2024, compared to $0.13 for the second quarter of 2023.
●	Order backlog of $354.4 million at June 30, 2024, a decrease of $155.8 million or 34.2% from our backlog of $510.2 million at June 30, 2023.
●	On July 24, 2024, the Company acquired 100% of the outstanding membership interests of Independent Truck Upfitters (“ITU”) for cash consideration of $46.2 million, subject to conveyance of real estate and customary adjustments and an additional $8.0 million earn-out amount subject to meeting certain performance criteria within the first two years after the acquisition. The purchase price was funded with cash on hand and borrowings under our existing credit facility.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

Acquired ITU, a Midwest-based provider of vocational service body upfit for commercial fleets and government service vehicles on July 24, 2024. The ITU acquisition aligns with our growth strategy by expanding our service body product offerings and upfit capabilities. This transaction provides unique synergies and cross-selling opportunities with current products, adds chassis pools, and increases ship-thru capability to support future growth.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended		Six Months Ended
	June 30		June 30,
	2024	2023	2024	2023
Sales	100.0	100.0	100.0	100.0
Cost of products sold	78.9	81.0	80.9	81.7
Gross profit	21.1	19.0	19.1	18.3
Operating expenses:
Research and development	2.3	2.6	2.1	2.7
Selling, general and administrative	16.8	13.4	16.5	13.4
Operating income	1.9	2.9	0.5	2.2
Other expense	(0.9)	(0.6)	(0.9)	(0.6)
Income (loss) before income taxes	1.1	2.3	(0.5)	1.6
Income tax expense (benefit)	(0.1)	0.2	0.2	0.2
Net income (loss)	1.1	2.1	(0.6)	1.4
Non-controlling interest	-	-	-	-
Net income (loss) attributable to The Shyft Group, Inc.	1.1	2.1	(0.6)	1.4

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

Sales

For the three months ended June 30, 2024, we reported consolidated sales of $192.8 million, compared to $225.1 million for the three months ended June 30, 2023, a decrease of $32.3 million or 14.4%. This decrease is driven by lower sales volumes in our Specialty Vehicles (“SV”) segment attributed to lower motorhome chassis sales, and lower sales in the Fleet Vehicles and Services (“FVS”) segment attributed to lower sales volumes of walk-in vans and lower USPS pass-through chassis sales, partially offset by higher upfit sales.

Cost of Products Sold

Cost of products sold was $152.2 million in the second quarter of 2024, compared to $182.3 million for the second quarter of 2023, a decrease of $30.1 million or 16.5%. The decrease was due to $25.5 million in lower volume and mix and $7.5 million in lower pass-through chassis costs, partially offset by $2.9 million higher manufacturing and other costs.

Gross Profit

Gross profit was $40.6 million for the second quarter of 2024, compared to $42.8 million for the second quarter of 2023, a decrease of $2.2 million or 5.1%. The decrease was due to $2.9 million in higher manufacturing and other costs, partially offset with $0.7 million in lower volume and mix.

Operating Expenses

Operating expenses were $36.9 million for the second quarter of 2024, compared to $36.2 million for the second quarter of 2023, an increase of $0.7 million or 1.9%. Research and development expense for the second quarter of 2024 was $4.5 million, compared to $5.9 million in the second quarter of 2023, a decrease of $1.4 million, of which $1.3 million was related to electric vehicle development initiatives as the program moves closer to production. Selling, general and administrative expense was $32.4 million for the second quarter of 2024, compared to $30.3 million for the second quarter of 2023. The increase was primarily attributed to $1.7 million in higher compensation and other employee costs and $0.4 million in acquisition-related costs.

Other Income (Expense)

Other expense was $1.7 million for the second quarter of 2024, compared to $1.4 million for the second quarter of 2023, driven by higher borrowing costs.

Income Tax Expense (Benefit)

Our income tax benefit was $0.1 million for the second quarter of 2024, compared to an expense of $0.6 million for the second quarter 2023. The tax expense(benefit) represented a (5.3%) effective tax rate and 10.6% effective tax rate for the three months ended June 30, 2024 and 2023, respectively, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

Net Income

Net income was $2.2 million for the second quarter of 2024 compared $4.7 million for the second quarter of 2023, a decrease of $2.5 million. Diluted earnings per share was $0.06 for the second quarter of 2024 compared to $0.13 for the second quarter of 2023. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the second quarter of 2024 was $12.5 million, compared to $15.9 million for the second quarter of 2023, a decrease of $3.4 million.

The table below describes the changes in Adjusted EBITDA for the three months ended June 30, 2024 compared to the same period for 2023 (in millions):

Adjusted EBITDA three months ended June 30, 2023	$15.9
Sales volume and other	(7.8)
Product pricing and mix	5.9
EV development/program costs	1.3
General and administrative costs and other	(2.8)
Adjusted EBITDA three months ended June 30, 2024	$12.5

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

Sales

For the six months ended June 30, 2024, we reported consolidated sales of $390.7 million, compared to $468.5 million for the first six months of 2023, a decrease of $77.8 million or 16.6%. This decrease is driven by lower sales volumes in our SV segment attributed to lower motorhome chassis sales, partially offset by higher service body sales, and lower sales volumes in our FVS segment attributed to lower sales of walk-in vans and lower USPS pass-through chassis sales, partially offset by higher upfit sales.

Cost of Products Sold

Cost of products sold was $316.0 million in the first six months of 2024, compared to $382.9 million for the first six months of 2023, a decrease of $66.9 million or 17.5%. The decrease was due to $63.8 million in lower volume and mix and $9.7 million in lower pass-through chassis costs, partially offset by $6.6 million higher manufacturing and other costs.

Gross Profit

Gross profit was $74.6 million for the first six months of 2024, compared to $85.7 million for the first six months of 2023, a decrease of $11.1 million or 12.9%. The decrease was due to $4.5 million in lower volume and mix, net of favorable pricing, and $6.6 million in higher manufacturing and other costs.

Operating Expenses

Operating expenses were $72.9 million for the first six months of 2024, compared to $75.4 million for the first six months of 2023, a decrease of $2.5 million or 3.4%. Research and development expense for the first six months of 2024 was $8.2 million, compared to $12.8 million in the first six months of 2023, a decrease of $4.6 million, of which $4.2 million was related to electric vehicle development initiatives as the program moves closer to production. Selling, general and administrative expense was $64.6 million for the first six months of 2024, compared to $62.6 million for the first six months of 2023, primarily driven by an increase in environmental reserves.

Other Income (Expense)

Other expense was $3.6 million for the first six months of 2024, compared to $2.9 million for the first six months of 2023, driven by higher borrowing costs.

Income Tax Expense (Benefit)

Our income tax expense was $0.7 million for the six months ended June 30, 2024, compared to $1.0 million for the six months ended June 30, 2023. The tax expense represented a (36.8%) effective tax rate and 13.4% effective tax rate for the six months ended June 30, 2024 and 2023, respectively, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

Net Income (Loss)

Net loss was $2.5 million for the first six months of 2024 compared to net income of $6.4 million for the first six months of 2023, a decrease of $8.9 million. Diluted loss per share was $0.07 for the first six months of 2024 compared to diluted earnings per share of $0.18 for the first six months of 2023. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first six months of 2024 was $18.6 million, compared to $26.7 million for the first six months of 2023, a decrease of $8.1 million.

The table below describes the changes in Adjusted EBITDA for the six months ended June 30, 2024 compared to the same period for 2023 (in millions):

Adjusted EBITDA six months ended June 30, 2023	$26.7
Sales volume and other	(19.7)
Product pricing and mix	9.3
EV development/program costs	4.3
General and administrative costs and other	(2.0)
Adjusted EBITDA six months ended June 30, 2024	$18.6

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	June 30, 2024	June 30, 2023
Fleet Vehicles and Services	$294,586	$437,802
Specialty Vehicles	59,856	72,402
Total consolidated	$354,442	$510,204

The consolidated backlog at June 30, 2024 totaled $354.4 million, a decrease of $155.8 million, or 30.5%, compared to $510.2 million at June 30, 2023.

Our FVS backlog decreased by $143.2 million, or 32.7%, primarily due to vehicle sales and softer demand in delivery vans. Our SV segment backlog decreased by $12.5 million, or 17.3%, primarily due to lower motorhome orders.

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

The following table reconciles Net Income to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net Income (loss)	$2,164	$4,685	$(2,505)	$6,363
Net loss attributable to non-controlling interest	-	-	-	32
Add (subtract):
Interest expense	1,753	1,477	3,806	3,125
Depreciation and amortization expense	4,775	4,186	9,210	8,050
Income tax expense (benefit)	(109)	556	674	986
Restructuring and other related charges	1,146	1,253	1,198	1,315
Acquisition related expenses and adjustments	399	-	399	291
Non-cash stock-based compensation expense	2,010	1,263	3,484	3,090
Legacy legal matters	150	-	2,000	956
Non-recurring professional fees	-	160	-	160
Loss from write-off of assets	147	-	147	-
CEO transition	37	2,287	147	2,287
Adjusted EBITDA	$12,472	$15,867	$18,560	$26,655

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$109,840	100.0%	$138,983	100.0%
Adjusted EBITDA	8,368	7.6%	12,468	9.0%

Sales in our FVS segment were $109.8 million for the second quarter of 2024, compared to $139.0 million for the second quarter of 2023, a decrease of $29.2 million or 21.0%. This decrease was primarily attributable to softness in the delivery van markets and lower pass-through chassis sales, partially offset by higher upfit volume.

Adjusted EBITDA in our FVS segment for the second quarter of 2024 was $8.4 million compared to $12.5 million for the second quarter of 2023, a decrease of $4.1 million. This decrease was attributable to $3.1 million in lower volume, $4.2 million of lower productivity net of material, labor costs, and other costs, partially offset by $3.2 million of favorable mix.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$217,599	100.0%	$298,416	100.0%
Adjusted EBITDA	9,303	4.3%	24,941	8.4%

Sales in our FVS segment were $217.6 million for the first six months of 2024, compared to $298.4 million for the first six months of 2023, a decrease of $80.8 million or 27.1%. This decrease was primarily attributable to softer delivery van markets and lower pass-through chassis sales, partially offset by increased truck body and upfit volume.

Adjusted EBITDA in our FVS segment for the first six months of 2024 was $9.3 million compared to $24.9 million for the first six months of 2023, a decrease of $15.6 million. This decrease was attributable to $9.8 million in lower volume, and $7.3 million of lower productivity net of material, labor costs, and other costs, partially offset by $1.5 million of favorable mix.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended June 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$82,864	100.0%	$87,561	100.0%
Adjusted EBITDA	17,549	21.2%	17,367	19.8%

Sales in our SV segment were $82.9 million in the second quarter of 2024, compared to $87.6 million for the second quarter of 2023, a decrease of $4.7 million or 5.4%. This decrease was primarily attributable to lower motorhome chassis market demand partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the second quarter of 2024 was $17.5 million, compared to $17.4 million for the second quarter of 2023, an increase of $0.1 million or 1.0%.

	Financial Data
	(Dollars in Thousands)
	Six Months Ended June 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$172,994	100.0%	$174,748	100.0%
Adjusted EBITDA	34,522	20.0%	31,219	17.9%

Sales in our SV segment were $173.0 million in the first six months of 2024, compared to $174.7 million for the first six months of 2023, a decrease of $1.7 million or 1.0%. This decrease was primarily attributable to lower motorhome chassis market demand and a decline in other specialty vehicle sales partially offset by higher service body sales.

Adjusted EBITDA for our SV segment for the first six months of 2024 was $34.5 million, compared to $31.2 million for the first six months of 2023, an increase of $3.3 million or 10.6%. This increase was primarily attributable to $4.8 million of favorable pricing and mix and $1.8 million of lower manufacturing costs, partially offset by $0.9 million lower volume and $2.4 million other costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents decreased by $1.0 million from December 31, 2023, to a balance of $9.0 million as of June 30, 2024. These funds, in addition to cash generated from future operations and availability under our existing credit facility, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $2.8 million of cash from operating activities during the six months ended June 30, 2024, an increase in cash used of $38.4 million from $35.6 million of cash provided by operating activities during the six months ended June 30, 2023. The $2.8 million of cash used in the first six months of 2024 was driven by a $10.3 million net inflow related to income adjusted for non-cash charges to operations and by a $13.1 million net outflow related to the change in net working capital. The change in working capital in the first six months of 2024 was driven by a $21.0 million net outflow related to decreased payables primarily attributable to payment timing and lower purchasing volume and a $3.1 million net outflow driven by changes in accounts receivable and contract assets, partially offset by a $10.5 million net inflow related to decreased inventories.

Cash Flow from Investing Activities

We used $9.2 million in investing activities during the six months ended June 30, 2024, a decrease in cash used of $2.2 million from $11.4 million used during the six months ended June 30, 2023. The decrease in cash used in investing activities is primarily due to a $1.7 million decrease in the purchases of property, plant and equipment and a $0.5 million decrease related to the acquisition of a business in prior year.

Cash Flow from Financing Activities

We generated $11.0 million of cash through financing activities during the six months ended June 30, 2024, an increase in cash generated of $39.0 million from $28.0 million used during the six months ended June 30, 2023. The increase in cash generated by financing activities is primarily attributable to $31.0 million of decreased payments on long-term debt, a $8.8 million decrease in the purchase and retirement of common stock, a $4.0 million decrease in exercise and vesting of stock awards and a $0.2 million decrease in payments of dividends, partially offset by a $5.0 million decrease in proceeds from long-term debt.

Debt

On November 30, 2021, we entered into an Amended and Restated Credit Agreement by and among us and certain of our subsidiaries as borrowers, Wells Fargo Bank, N.A., as administrative agent, and the lenders party thereto consisting of Wells Fargo, N.A., JPMorgan Chase Bank, N.A., PNC Bank, N.A., National Association and Bank of America, N.A. (the "Lenders"). Certain of our other subsidiaries have executed guaranties guarantying the borrowers' obligations under the Credit Agreement.

On March 27, 2024, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement, among other things, (i) reduced the revolving credit commitments from $400.0 million to $300.0 million, (ii) increased the applicable margin for term Secured Overnight Financing Rate ("SOFR") loans and base rate loans, (iii) adjusted the calculation of debt for purposes of determining the leverage ratio and (iv) temporarily increased the maximum leverage ratio.

Under the Credit Agreement, we may borrow up to $300.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $15.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.50%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.93% (or one-month SOFR including a credit spread adjustment plus 1.50%) at June 30, 2024.

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At June 30, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1.9 million and $1.6 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $42.3 million and $83.2 million at June 30, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At June 30, 2024 and December 31, 2023, we were in compliance with all financial covenants in our Credit Agreement.

Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund potential stock buybacks in which we may engage.

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2024 and 2023 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
May 3, 2024	May 17, 2024	June 17, 2024	$0.05
Feb. 1, 2024	Feb. 16, 2024	Mar. 18, 2024	$0.05
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	$0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	$0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	$0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At June 30, 2024, we had $65.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $0.7 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the six months ended June 30, 2024.

We do not believe that there has been a material change in the nature or categories of the primary market risk exposures or in the particular markets that present our primary risk of loss. As of the date of this report, we do not know of or expect any material changes in the general nature of our primary market risk exposure in the near term. In this discussion, “near term” means a period of one year following the date of the most recent balance sheet contained in this Form 10-Q.

Prevailing interest rates, interest rate relationships and commodity costs are primarily determined by market factors that are beyond our control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned “Forward-Looking Statements” before Part I of this Form 10-Q for a discussion of the limitations on our responsibility for such statements.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended June 30, 2024 in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

See “Note 7 – Commitments and Contingent Obligations,” included in Part I, Item 1, “Notes to Unaudited Consolidated Financial Statements,” within this Form 10-Q.

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

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund potential stock buybacks in which we may engage.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
April 1 to April 30	2,909	$10.78	-	$223.0
May 1 to May 31	2,462	11.23	-	223.0
June 1 to June 30	19,246	12.05	-	223.0
Total	24,617		-

(1) During the quarter ended June 30, 2024, 24,617 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the number of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 5.	Other Information

During the quarter ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.30

Employment Offer Letter dated May 20, 2024 from the Company to Jacob Farmer updating the letters dated June 27, 2023 and December 27, 2023 from the Company to Mr. Farmer (incorporated by reference to Exhibit 10.24 to the Form 10-K filed February 22, 2024).*

10.31

Employment Offer Letter dated June 3, 2024 from the Company to Joshua Sherbin updating the letter dated April 2, 2021 from the Company to Mr. Sherbin (incorporated by reference to Exhibit 10.25 to the Form 10-K filed February 22, 2024.*

10.32	Transition and Separation Agreement dated as of June 3, 2024 with Mr. Colin Hindman.*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350.

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2024	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer