Form 10-Q
period 2024-09-30
SHYFT GROUP, INC.
filed 2024-10-24
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2024.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 18, 2024
Common Stock	34,494,454 shares

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	September 30,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$21,440	$9,957
Accounts receivable, less allowance of $496 and $276	99,255	79,573
Contract assets	32,237	50,305
Inventories	108,931	105,135
Other receivables – chassis pool agreements	31,592	34,496
Other current assets	6,364	7,462
Total current assets	299,819	286,928
Property, plant and equipment, net	83,773	83,437
Right of use assets – operating leases	40,524	45,827
Goodwill	64,902	48,880
Intangible assets, net	60,724	45,268
Net deferred tax assets	17,310	17,300
Other assets	2,382	2,409
TOTAL ASSETS	$569,434	$530,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,697	$99,855
Accrued warranty	8,827	7,231
Accrued compensation and related taxes	17,204	13,526
Contract liabilities	6,024	4,756
Operating lease liability	9,881	10,817
Other current liabilities and accrued expenses	10,659	11,965
Short-term debt – chassis pool agreements	31,592	34,496
Current portion of long-term debt	248	185
Total current liabilities	165,132	182,831
Other non-current liabilities	9,028	8,184
Long-term operating lease liability	32,377	36,724
Long-term debt, less current portion	110,234	50,144
Total liabilities	316,771	277,883
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,482 and 34,303 outstanding	98,888	93,705
Retained earnings	153,775	158,461
Total shareholders' equity	252,663	252,166
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$569,434	$530,049

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales	$194,075	$201,325	$584,744	$669,865
Cost of products sold	154,468	164,557	470,488	547,419
Gross profit	39,607	36,768	114,256	122,446

Operating expenses:
Research and development	4,200	5,225	12,425	18,064
Selling, general and administrative	30,078	27,419	94,704	89,978
Total operating expenses	34,278	32,644	107,129	108,042

Operating income	5,329	4,124	7,127	14,404

Other income (expense)
Interest expense	(2,392)	(1,572)	(6,198)	(4,697)
Other income	138	15	315	209
Total other expense	(2,254)	(1,557)	(5,883)	(4,488)

Income before income taxes	3,075	2,567	1,244	9,916
Income tax expense (benefit)	(48)	(1,951)	626	(965)
Net income	3,123	4,518	618	10,881
Less: net loss attributable to non-controlling interest	-	-	-	32

Net income attributable to The Shyft Group Inc.	$3,123	$4,518	$618	$10,913

Basic earnings per share	$0.09	$0.13	$0.02	$0.31
Diluted earnings per share	$0.09	$0.13	$0.02	$0.31

Basic weighted average common shares outstanding	34,474	34,604	34,399	34,863
Diluted weighted average common shares outstanding	34,651	34,637	34,527	34,985

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income	$618	$10,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,488	12,360
Non-cash stock-based compensation expense	5,672	5,187
Loss on disposal of assets	167	132
Deferred income taxes	(9)	(614)
Changes in accounts receivable and contract assets	7,454	62,730
Changes in inventories	6,949	(15,039)
Changes in accounts payable	(21,509)	(25,194)
Changes in accrued compensation and related taxes	3,678	1,693
Changes in accrued warranty	1,596	(844)
Change in other assets and liabilities	(1,888)	(6,474)
Net cash provided by operating activities	17,216	44,818

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,482)	(16,143)
Proceeds from sale of property, plant and equipment	91	100
Acquisition of business, net of cash acquired	(48,631)	(500)
Net cash used in investing activities	(60,022)	(16,543)

Cash flows from financing activities:
Proceeds from long-term debt	135,000	100,000
Payments on long-term debt	(75,000)	(101,000)
Payments of dividends	(5,222)	(5,392)
Purchase and retirement of common stock	-	(19,083)
Exercise and vesting of stock incentive awards	(489)	(4,472)
Net cash provided by (used in) financing activities	54,289	(29,947)

Net increase (decrease) in cash and cash equivalents	11,483	(1,672)
Cash and cash equivalents at beginning of period	9,957	11,548
Cash and cash equivalents at end of period	$21,440	$9,876

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2024	34,303	$93,705	$158,461	$-	$252,166
Issuance of common stock and tax impact of stock incentive plan ("SIP")	10	(389)	-	-	(389)
Dividends declared ($0.05 per share)	-	-	(1,757)	-	(1,757)
Issuance of restricted stock, net of cancellation	48	-	-	-	-
Non-cash stock-based compensation expense	-	1,474	-	-	1,474
Net loss	-	-	(4,669)	-	(4,669)
Balance at March 31, 2024	34,361	$94,790	$152,035	$-	$246,825
Issuance of common stock and tax impact of SIP	12	(149)	-	-	(149)
Dividends declared ($0.05 per share)	-	-	(1,760)	-	(1,760)
Issuance of restricted stock, net of cancellation	75	-	-	-	-
Non-cash stock-based compensation expense	-	2,010	-	-	2,010
Net income	-	-	2,164	-	2,164
Balance at June 30, 2024	34,448	$96,651	$152,439	$-	$249,090
Issuance of common stock and tax impact of SIP	15	49	-	-	49
Dividends declared ($0.05 per share)	-	-	(1,787)	-	(1,787)
Issuance of restricted stock, net of cancellation	19	-	-	-	-
Non-cash stock-based compensation expense	-	2,188	-	-	2,188
Net income	-	-	3,123	-	3,123
Balance at September 30, 2024	34,482	$98,888	$153,775	$-	$252,663

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders’ Equity
Balance at January 1, 2023	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of SIP	5	(4,656)	-	-	(4,656)
Dividends declared ($0.05 per share)	-	-	(1,820)	-	(1,820)
Purchase and retirement of common stock	(349)	(893)	(7,872)	-	(8,765)
Issuance of restricted stock, net of cancellation	193	-	-	-	-
Non-cash stock-based compensation expense	-	1,827	-	-	1,827
Net income (loss)	-	-	1,710	(32)	1,678
Balance at March 31, 2023	34,915	$89,260	$167,629	$69	$256,958
Issuance of common stock and tax impact of SIP	5	83	-	-	83
Dividends declared ($0.05 per share)	-	-	(1,770)	-	(1,770)
Issuance of restricted stock, net of cancellation	36	-	(21)	-	(21)
Non-cash stock-based compensation expense	-	1,263	-	-	1,263
Net income	-	-	4,685	-	4,685
Balance at June 30, 2023	34,956	$90,606	$170,523	$69	$261,198
Issuance of common stock and tax impact of SIP	4	101	-	-	101
Dividends declared ($0.05 per share)	-	-	(1,765)	-	(1,765)
Purchase and retirement of common stock	(674)	(1,758)	(8,652)	-	(10,410)
Issuance of restricted stock, net of cancellation	3	-	-	-	-
Non-cash stock-based compensation expense	-	2,097	-	-	2,097
Net income	-	-	4,518	-	4,518
Balance at September 30, 2023	34,289	$91,046	$164,624	$69	$255,739

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of September 30, 2024, our results of operations for the three and nine months ended September 30, 2024 and our cash flows for the nine months ended September 30, 2024. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the Securities and Exchange Commission on February 22, 2024. The results of operations for the three and nine months ended September 30, 2024, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2023, included in our Annual Report on Form 10-K.

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the nine months ended September 30, 2024 and September 30, 2023 included $1,541 and $2,258 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 4 – Debt" for further information about the chassis pool agreements.

NOTE 2 – ACQUISITION ACTIVITIES

On July 24, 2024, the Company acquired 100% of the outstanding membership interests of ITU Holdings, Inc. and its subsidiary Independent Truck Upfitters, LLC (collectively “ITU”) for cash consideration of $50,889 and up to an additional $8,000 earn-out amount subject to meeting certain performance criteria within the first two years after the acquisition. The purchase price was funded with cash on hand and borrowings under our existing credit facility. ITU is a Midwest-based provider of turnkey upfit services for fleets of commercial and government service vehicles. We recorded pretax charges totaling $1,182 and $1,558 during the three months and the nine months ended September 30, 2024, respectively, for legal expenses and other transaction costs related to the acquisition, which were reported in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. ITU is part of our Specialty Vehicle segment.

The ITU acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, backlog, trade names and trademarks, unpatented technology and non-competition agreements. The excess of the purchase price over the estimated fair values of the tangible and intangible assets acquired of $16,022 was recorded as goodwill, which is expected to be deductible for tax purposes. The fair value of the net assets acquired were based on a preliminary valuation and the estimates and assumptions are subject to change within the measurement period.

The preliminary purchase price was comprised of the following:

Preliminary purchase price:
Cash paid	$50,889
Fair value of contingent consideration	4,300
Total preliminary purchase price	$55,189

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company recorded a current and a non-current contingent consideration liability for the earn-out at a fair value of $2,680 and $1,620, respectively, as of the acquisition date. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon performance criteria based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the performance criteria, and expected timing of payments.

As of September 30, 2024, the preliminary purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$2,259
Accounts receivable, less allowance	8,726
Contract assets	341
Inventory	10,745
Other current assets	13
Property, plant and equipment	5,525
Right of use assets-operating leases	33
Other assets	5
Intangible assets	18,650
Goodwill	16,022
Total assets acquired	62,319

Accounts payable	(6,395)
Contract liabilities	(17)
Operating lease liabilities	(6)
Other current liabilities and accrued expenses	(685)
Long-term operating lease liability	(27)
Total liabilities assumed	(7,130)
Total fair value allocation of preliminary purchase price	$55,189

Intangible assets totaling $18,650 have provisionally been assigned to customer relationships, backlog, trade names and trademarks, unpatented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life
Customer relationships	$11,800	13 Years
Backlog	1,600	1 Year
Trade names and trademarks	1,600	6 Years
Unpatented technology	3,400	10 Years
Non-competition agreements	250	5 Years
	$18,650

The Company amortizes the customer relationships utilizing an accelerated approach and amortizes backlog, trade names and trademarks, unpatented technology and non-competition agreement assets utilizing a straight-line approach. Amortization expense was $587 for the three and nine months ended September 30, 2024.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	September 30, 2024	December 31, 2023
Finished goods	$5,446	$9,374
Work in process	3,089	2,543
Raw materials and purchased components	100,396	93,218
Total inventories	$108,931	$105,135

NOTE 4 – DEBT

Short-term debt consists of the following:

	September 30, 2024	December 31, 2023
Chassis pool agreements	$31,592	$34,496
Total short-term debt	$31,592	$34,496

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

Long-term debt consists of the following:

	September 30, 2024	December 31, 2023
Line of credit revolver	$110,000	$50,000
Finance lease obligation	482	329
Total debt	110,482	50,329
Less current portion of long-term debt	(248)	(185)
Total long-term debt	$110,234	$50,144

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

On March 27, 2024, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement, among other things, (i) reduced the revolving credit commitments from $400,000 to $300,000, (ii) increased the applicable margin for term Secured Overnight Financing Rate ("SOFR") loans and base rate loans, (iii) adjusted the calculation of debt for purposes of determining the leverage ratio and (iv) temporarily increased the maximum leverage ratio through June 30, 2024.

Under the Credit Agreement, we may borrow up to $300,000 from the Lenders under a secured revolving credit facility, which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $15,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.50%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.45% (or one-month SOFR including a credit spread adjustment plus 1.50%) at September 30, 2024.

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1,900 and $1,550, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $34,114 and $83,243 at September 30, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2024 and December 31, 2023, we were in compliance with all financial covenants in our Credit Agreement.

NOTE 5 – REVENUE

Changes in our contract assets and liabilities for the nine months ended September 30, 2024 and 2023 are summarized below:

	September 30, 2024	September 30, 2023
Contract Assets
Contract assets, beginning of period	$50,305	$86,993
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(49,445)	(86,061)
Contract assets recognized, net of reclassification to receivables	31,377	47,537
Contract assets, end of period	$32,237	$48,469

Contract Liabilities
Contract liabilities, beginning of period	$4,756	$5,255
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(4,314)	(5,182)
Cash received in advance and not recognized as revenue	5,582	6,160
Contract liabilities, end of period	$6,024	$6,233

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $267,952 and $77,456, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended September 30, 2024
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$101,095	$87,188	$850	$189,133
Other	4,765	177	-	4,942
Total sales	$105,860	$87,365	$850	$194,075

Timing of revenue recognition
Products transferred at a point in time	$18,087	$26,849	$850	$45,786
Products and services transferred over time	87,773	60,516	-	148,289
Total sales	$105,860	$87,365	$850	$194,075

	Three Months Ended September 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$122,626	$76,603	$444	$199,673
Other	1,633	19	-	1,652
Total sales	$124,259	$76,622	$444	$201,325

Timing of revenue recognition
Products transferred at a point in time	$15,768	$34,297	$467	$50,532
Products and services transferred over time	108,491	42,325	(23)	150,793
Total sales	$124,259	$76,622	$444	$201,325

	Nine Months Ended September 30, 2024
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$276,822	$259,996	$926	$537,744
Other	46,637	363	-	47,000
Total sales	$323,459	$260,359	$926	$584,744

Timing of revenue recognition
Products transferred at a point in time	$47,964	$100,228	$926	$149,118
Products and services transferred over time	275,495	160,131	-	435,626
Total sales	$323,459	$260,359	$926	$584,744

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2023
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$401,117	$251,306	$(4,180)	$648,243
Other	21,558	64	-	21,622
Total sales	$422,675	$251,370	$(4,180)	$669,865

Timing of revenue recognition
Products transferred at a point in time	$41,614	$109,977	$467	$152,058
Products and services transferred over time	381,061	141,393	(4,647)	517,807
Total sales	$422,675	$251,370	$(4,180)	$669,865

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	September 30, 2024	December 31, 2023
Land and improvements	$14,007	$12,578
Buildings and improvements	59,890	53,789
Plant machinery and equipment	66,485	60,517
Furniture and fixtures	20,128	19,474
Vehicles	2,252	2,015
Construction in process	5,665	10,570
Subtotal	168,427	158,943
Accumulated depreciation	(84,654)	(75,506)
Total property, plant and equipment, net	$83,773	$83,437

We recorded depreciation expense of $3,822 and $3,358 during the three months ended September 30, 2024 and 2023, respectively, and $11,294 and $9,503 during the nine months ended September 30, 2024 and 2023, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Operating leases	$3,533	$2,808	$9,023	$8,755
Short-term leases(1)	247	373	893	995
Total lease expense	$3,780	$3,181	$9,916	$9,750

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	September 30,
	2024	2023
Weighted average remaining lease term of operating leases (in years)	6.8	7.3
Weighted average discount rate of operating leases	3.0%	2.9%

Supplemental cash flow information related to leases was as follows:

	Nine Months Ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$9,611	$8,312

Right of use assets obtained in exchange for lease obligations:
Operating leases	$2,513	$10,208
Finance leases	$430	$89

Maturities of operating lease liabilities as of September 30, 2024 are as follows:

Years ending December 31:
2024(1)	$2,835
2025	10,769
2026	8,634
2027	5,879
2028	4,219
2029	3,653
Thereafter	10,715
Total lease payments	46,704
Imputed interest	(4,446)
Total lease liabilities	$42,258

(1) Excluding the nine months ended September 30, 2024.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

At September 30, 2024, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Nine Months Ended September 30,
	2024	2023
Balance of accrued warranty at January 1	$7,231	$7,161
Accruals for warranties issued	3,969	3,023
Changes in liability for pre-existing warranties	902	(1,044)
Cash settlements	(3,335)	(2,823)
Acquisition	60	-
Balance of accrued warranty at September 30	$8,827	$6,317

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

On September 27, 2024, the Company received the final approval from the EPA to settle this matter for $2,000. We had an accrual of $2,000 as of  September 30, 2024 and paid the settlement in full in October of 2024.

NOTE 9 – TAXES ON INCOME

Our income tax benefit was $48 and $1,951 for the three months ended September 30, 2024 and 2023, respectively. The tax benefit represented a (1.6%) and (76.0%) effective tax rate for the three months ended September 30, 2024 and 2023, respectively. Income tax expense (benefit) was $626 and ($965) for nine months ended September 30, 2024 and 2023, respectively. The tax expense (benefit) represented a 50.3% and (9.7%) effective tax rate for the nine months ended September 30, 2024 and 2023, respectively

The effective tax rate for the three and nine months ended September 30, 2024 and 2023 differs from the U.S. statutory rate of 21% primarily due to the tax benefit of research credits partially offset by state tax expense and non-deductible officer compensation and a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting. The tax benefit rate for the three and nine months ended September 30, 2023 is additionally affected by a discrete tax benefit for a 2022 return-to-provision adjustment for the research credit.

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

	Three Months Ended September 30, 2024
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$87,773	$-	$-	$87,773
Motorhome chassis sales	-	11,194	-	11,194
Other specialty vehicle sales	-	66,983	850	67,833
Aftermarket parts and accessories sales	18,087	9,188	-	27,275
Total sales	$105,860	$87,365	$850	$194,075

Depreciation and amortization expense	$1,717	$2,207	$1,354	$5,278
Adjusted EBITDA	9,828	16,146	(11,630)	14,344
Segment assets	202,137	277,225	90,072	569,434
Capital expenditures	250	968	1,856	3,074

	Three Months Ended September 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$108,491	$-	$-	$108,491
Motorhome chassis sales	-	20,519	-	20,519
Other specialty vehicle sales	-	50,557	444	51,001
Aftermarket parts and accessories sales	15,768	5,546	-	21,314
Total sales	$124,259	$76,622	$444	$201,325

Depreciation and amortization expense	$1,700	$1,659	$951	$4,310
Adjusted EBITDA	7,977	15,988	(12,977)	10,988
Segment assets	254,729	219,204	61,528	535,461
Capital expenditures	750	1,006	3,697	5,453

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Nine Months Ended September 30, 2024
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$275,495	$-	$-	$275,495
Motorhome chassis sales	-	60,911	-	60,911
Other specialty vehicle sales	-	178,450	926	179,376
Aftermarket parts and accessories sales	47,964	20,998	-	68,962
Total sales	$323,459	$260,359	$926	$584,744

Depreciation and amortization expense	$5,486	$5,292	$3,710	$14,488
Adjusted EBITDA	19,131	50,668	(36,895)	32,904
Segment assets	202,137	277,225	90,072	569,434
Capital expenditures	1,613	1,574	4,248	7,435

	Nine Months Ended September 30, 2023
	Segment
	FVS	SV	Eliminations and Other	Consolidated

Fleet vehicle sales	$381,061	$-	$-	$381,061
Motorhome chassis sales	-	78,578	-	78,578
Other specialty vehicle sales	-	156,906	(4,180)	152,726
Aftermarket parts and accessories sales	41,614	15,886	-	57,500
Total sales	$422,675	$251,370	$(4,180)	$669,865

Depreciation and amortization expense	$4,679	$5,038	$2,643	$12,360
Adjusted EBITDA	32,918	47,207	(42,482)	37,643
Segment assets	254,729	219,204	61,528	535,461
Capital expenditures	4,317	2,185	11,132	17,634

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The Shyft Group, Inc. was organized as a Michigan corporation and is headquartered in Novi, Michigan. We are a niche market leader in specialty vehicle manufacturing and assembly for the commercial vehicle (including last-mile delivery, specialty service and vocation-specific upfit) and recreational vehicle industries. Our products include walk-in vans, truck bodies, cargo van and pick-up truck upfits used in e-commerce/parcel delivery, upfit equipment used in the utility trades, as well as luxury Class A diesel motorhome custom chassis and contract manufacturing and assembly services. We also supply replacement parts and offer repair, maintenance, field service and refurbishment services for the vehicles that we manufacture.

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

Executive Overview

●	Sales of $194.1 million for the third quarter of 2024, a decrease of 3.6% compared to $201.3 million for the third quarter of 2023.
●	Gross margin of 20.4% for the third quarter of 2024, compared to 18.3% for the third quarter of 2023.
●	Operating expense of $34.3 million, or 17.7% of sales for the third quarter of 2024, compared to $32.6 million, or 16.2% of sales for the third quarter of 2023.
●	Operating income of $5.3 million for the third quarter of 2024, compared to $4.1 million for the third quarter of 2023.
●	Income tax benefit of $0.1 million for the third quarter of 2024, compared to $2.0 million for the third quarter of 2023.
●	Net income of $3.1 million for the third quarter of 2024, compared to $4.5 million for the third quarter of 2023.
●	Diluted earnings per share of $0.09 for the third quarter of 2024, compared to $0.13 for the third quarter of 2023.
●	Order backlog of $345.4 million at September 30, 2024, a decrease of $119.0 million or 25.6% from our backlog of $464.4 million at September 30, 2023.

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets that we serve. Some of our recent innovations, strategic developments and strengths include:

●

Acquired Independent Truck Upfitters (“ITU”), a Midwest-based provider of vocational service body upfit for commercial fleets and government service vehicles, on July 24, 2024 for cash consideration of $50.9 million and up to an additional $8.0 million earn-out amount. The ITU acquisition aligns with our growth strategy by expanding our service body product offerings and upfit capabilities. This transaction provides unique synergies and cross-selling opportunities with current products, adds a chassis pool and increases ship-thru capability to support future growth. ITU is part of our Specialty Vehicle segment.

●

In March 2022, we announced Blue Arc™ Electric Vehicle (“EV”) Solutions. Leveraging a scalable, commercial grade, purpose built design, the full Blue Arc EV offering will include Class 3, 4 and 5 walk-in van configurations with body length options from 12 to 22 feet. Designed for last-mile delivery fleets, these vehicles will be powered by lithium-ion battery packs that can deliver over 150 mile range at 50% payload. We expect Shyft customers can maximize productivity and minimize cost of ownership, including fuel and maintenance costs with our Blue Arc EV product offering.

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

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Sales	100.0	100.0	100.0	100.0
Cost of products sold	79.6	81.7	80.5	81.7
Gross profit	20.4	18.3	19.5	18.3
Operating expenses:
Research and development	2.2	2.6	2.1	2.7
Selling, general and administrative	15.5	13.6	16.2	13.4
Operating income	2.7	2.0	1.2	2.2
Other expense	(1.2)	(0.8)	(1.0)	(0.7)
Income before income taxes	1.6	1.3	0.2	1.5
Income tax expense (benefit)	-	(1.0)	0.1	(0.1)
Net income	1.6	2.2	0.1	1.6
Non-controlling interest	-	-	-	-
Net income attributable to The Shyft Group, Inc.	1.6	2.2	0.1	1.6

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

Sales

For the three months ended September 30, 2024, we reported consolidated sales of $194.1 million, compared to $201.3 million for the three months ended September 30, 2023, a decrease of $7.2 million or 3.6%. This decrease is driven by lower sales volumes in our Fleet Vehicles and Services (“FVS”) segment attributed to lower sales volumes of truck bodies including lower USPS pass-through chassis sales, partially offset by higher upfit sales and higher sales in our Specialty Vehicles (“SV”) segment attributed to higher service body sales and the contribution of the ITU acquisition.

Cost of Products Sold

Cost of products sold was $154.5 million in the third quarter of 2024, compared to $164.6 million for the third quarter of 2023, a decrease of $10.1 million or 6.1%. The decrease was due to $9.1 million in lower volume and mix including impact of the ITU acquisition and $6.0 million in lower pass-through chassis costs, partially offset by $5.0 million higher manufacturing and other costs.

Gross Profit

Gross profit was $39.6 million for the third quarter of 2024, compared to $36.8 million for the third quarter of 2023, an increase of $2.8 million or 7.7%. The increase was due to $6.8 million of favorable product mix, partially offset by $4.0 million in higher manufacturing and other costs.

Operating Expenses

Operating expenses were $34.3 million for the third quarter of 2024, compared to $32.6 million for the third quarter of 2023, an increase of $1.7 million or 5.0%. Research and development expense for the third quarter of 2024 was $4.2 million, compared to $5.2 million in the third quarter of 2023, a decrease of $1.0 million, of which $1.2 million was related to electric vehicle development initiatives as the program moves closer to production, partially offset by development projects in the FVS segment. Selling, general and administrative expense was $30.1 million for the third quarter of 2024, compared to $27.4 million for the third quarter of 2023. The increase was primarily attributed to $1.1 million of acquisition related costs and $1.7 million in higher compensation and other employee costs.

Other Income (Expense)

Other expense was $2.3 million for the third quarter of 2024, compared to $1.6 million for the third quarter of 2023, driven by increased borrowings, primarily due to the ITU acquisition, and higher borrowing costs.

Income Tax Expense (Benefit)

Our income tax benefit was $0.1 million for the third quarter of 2024, compared to an income tax benefit of $2.0 million for the third quarter 2023. The tax benefit represented a (1.6%) effective tax rate and (76.0%) effective tax rate for the three months ended September 30, 2024 and 2023, respectively, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting. The tax benefit rate for the three months ended September 30, 2023 is additionally affected by a discrete tax benefit for a 2022 return-to-provision adjustment for the research credit.

Net Income

Net income was $3.1 million for the third quarter of 2024 compared $4.5 million for the third quarter of 2023, a decrease of $1.4 million. Diluted earnings per share was $0.09 for the third quarter of 2024 compared to $0.13 for the third quarter of 2023. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the third quarter of 2024 was $14.3 million, compared to $11.0 million for the third quarter of 2023, an increase of $3.3 million.

The table below describes the changes in Adjusted EBITDA for the three months ended September 30, 2024 compared to the same period for 2023 (in millions):

Adjusted EBITDA three months ended September 30, 2023	$11.0
Sales volume and other	(3.1)
Product pricing and mix	6.8
EV development/program costs	1.1
General and administrative costs and other	(1.5)
Adjusted EBITDA three months ended September 30, 2024	$14.3

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

Sales

For the nine months ended September 30, 2024, we reported consolidated sales of $584.7 million, compared to $669.9 million for the first nine months of 2023, a decrease of $85.2 million or 12.7%. This decrease is driven by lower sales volumes in our SV segment attributed to lower motorhome chassis sales, partially offset by higher service body sales including the acquisition of ITU, and lower sales volumes in our FVS segment attributed to lower sales of walk-in vans, truck bodies, and lower USPS pass-through chassis sales, partially offset by higher upfit sales.

Cost of Products Sold

Cost of products sold was $470.5 million in the first nine months of 2024, compared to $547.4 million for the first nine months of 2023, a decrease of $76.9 million or 14.1%. The decrease was due to $72.8 million in lower volume and mix including the impact of the ITU acquisition and $15.7 million in lower pass-through chassis costs, partially offset by $11.7 million in higher manufacturing and other costs.

Gross Profit

Gross profit was $114.3 million for the first nine months of 2024, compared to $122.4 million for the first nine months of 2023, a decrease of $8.1 million or 6.7%. The decrease was due to $11.1 million in higher manufacturing and other costs partially offset by $3.0 million in higher volume and mix, net of favorable pricing and including contributions from the ITU acquisition.

Operating Expenses

Operating expenses were $107.1 million for the first nine months of 2024, compared to $108.0 million for the first nine months of 2023, a decrease of $0.9 million or 0.8%. Research and development expense for the first nine months of 2024 was $12.4 million, compared to $18.1 million in the first nine months of 2023, a decrease of $5.7 million, of which $5.4 million was related to EV development initiatives as the program moves closer to production. Selling, general and administrative expense was $94.7 million for the first nine months of 2024, compared to $90.0 million for the first nine months of 2023, primarily driven by the acquisition of ITU and an increase in environmental reserves.

Other Income (Expense)

Other expense was $5.9 million for the first nine months of 2024, compared to $4.5 million for the first nine months of 2023, driven by increased borrowings, primarily due to the ITU acquisition, and higher borrowing costs.

Income Tax Expense (Benefit)

Our income tax expense (benefit) was $0.6 million for the nine months ended September 30, 2024, compared to ($1.0) million for the nine months ended September 30, 2023. The tax expense (benefit) represented a 50.3% effective tax rate and (9.7%) effective tax rate for the nine months ended September 30, 2024 and 2023, respectively, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax expense in 2024 related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting. The tax benefit rate for the nine months ended September 30, 2023 is additionally affected by a discrete tax benefit for a 2022 return-to-provision adjustment for the research credit.

Net Income

Net income was $0.6 million for the first nine months of 2024 compared to net income of $10.9 million for the first nine months of 2023, a decrease of $10.3 million. Diluted earnings per share was $0.02 for the first nine months of 2024 compared to $0.31 for the first nine months of 2023. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first nine months of 2024 was $32.9 million, compared to $37.6 million for the first nine months of 2023, a decrease of $4.7 million.

The table below describes the changes in Adjusted EBITDA for the nine months ended September 30, 2024 compared to the same period for 2023 (in millions):

Adjusted EBITDA nine months ended September 30, 2023	$37.6
Sales volume and other	(22.7)
Product pricing and mix	16.1
EV development/program costs	5.4
General and administrative costs and other	(3.5)
Adjusted EBITDA nine months ended September 30, 2024	$32.9

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	September 30, 2024	September 30, 2023
Fleet Vehicles and Services	$267,952	$383,448
Specialty Vehicles	77,456	80,983
Total consolidated	$345,408	$464,431

The consolidated backlog at September 30, 2024 totaled $345.4 million, a decrease of $119.0 million, or 25.6%, compared to $464.4 million at September 30, 2023.

Our FVS backlog decreased by $115.5 million, or 30.1%, primarily due to vehicle sales and softer demand in delivery vans. Our SV segment backlog decreased by $3.5 million, or 4.4%, across product lines, partially offset by added backlog from the acquisition of ITU.

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

The following table reconciles Net Income to Adjusted EBITDA for the periods indicated.

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net Income	$3,123	$4,518	$618	$10,881
Net loss attributable to non-controlling interest	-	-	-	32
Add (subtract):
Interest expense	2,392	1,572	6,198	4,697
Depreciation and amortization expense	5,278	4,310	14,488	12,360
Income tax expense (benefit)	(48)	(1,951)	626	(965)
Restructuring and other related charges	186	58	1,384	1,373
Acquisition related expenses and adjustments	1,225	149	1,624	440
Non-cash stock-based compensation expense	2,188	2,097	5,672	5,187
Legacy legal matters	-	-	2,000	956
Non-recurring professional fees	-	-	-	160
Loss from write-off of assets	-	-	147	-
CEO transition	-	235	147	2,522
Adjusted EBITDA	$14,344	$10,988	$32,904	$37,643

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$105,860	100.0%	$124,259	100.0%
Adjusted EBITDA	9,828	9.3%	7,977	6.4%

Sales in our FVS segment were $105.9 million for the third quarter of 2024, compared to $124.3 million for the third quarter of 2023, a decrease of $18.4 million or 14.8%. This decrease was primarily attributable to softness in the delivery van markets and lower pass-through chassis sales, partially offset by higher upfit volume.

Adjusted EBITDA in our FVS segment for the third quarter of 2024 was $9.8 million compared to $8.0 million for the third quarter of 2023, an increase of $1.8 million. This increase was attributable to $4.7 million of favorable mix, partially offset by $1.5 million in lower volume and $1.4 million of higher material, labor costs and other costs net of productivity.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$323,459	100.0%	$422,675	100.0%
Adjusted EBITDA	19,131	5.9%	32,918	7.8%

Sales in our FVS segment were $323.5 million for the first nine months of 2024, compared to $422.7 million for the first nine months of 2023, a decrease of $99.2 million or 23.5%. This decrease was primarily attributable to softer delivery van markets, lower truck body volumes including pass-through chassis sales, partially offset by increased upfit volume.

Adjusted EBITDA in our FVS segment for the first nine months of 2024 was $19.1 million compared to $32.9 million for the first nine months of 2023, a decrease of $13.8 million. This decrease was attributable to $11.3 million in lower volume, and $8.7 million of lower productivity net of material, labor costs, and other costs, partially offset by $6.2 million of favorable mix.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended September 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$87,365	100.0%	$76,622	100.0%
Adjusted EBITDA	16,146	18.5%	15,988	20.9%

Sales in our SV segment were $87.4 million in the third quarter of 2024, compared to $76.6 million for the third quarter of 2023, an increase of $10.8 million or 14.0%. This increase was primarily attributable to higher service body sales including the impact of the ITU acquisition partially offset by lower motorhome chassis market demand.

Adjusted EBITDA for our SV segment for the third quarter of 2024 was $16.1 million, compared to $16.0 million for the third quarter of 2023, an increase of $0.1 million.

	Financial Data
	(Dollars in Thousands)
	Nine Months Ended September 30,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$260,359	100.0%	$251,370	100.0%
Adjusted EBITDA	50,668	19.5%	47,208	18.8%

Sales in our SV segment were $260.4 million in the first nine months of 2024, compared to $251.4 million for the first nine months of 2023, an increase of $9.0 million or 3.6%. This increase was primarily attributable to higher service body sales including the impact of the ITU acquisition partially offset by lower motorhome chassis market demand and a decline in other specialty vehicle sales.

Adjusted EBITDA for our SV segment for the first nine months of 2024 was $50.7 million, compared to $47.2 million for the first nine months of 2023, an increase of $3.5 million. This increase was primarily attributable to $6.4 million of favorable pricing and mix and $1.3 million higher volume including the contribution from the ITU acquisition, partially offset by $0.9 million of higher manufacturing costs and $3.3 million other costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $11.5 million from December 31, 2023, to a balance of $21.4 million as of September 30, 2024. These funds, in addition to cash generated from future operations and availability under our existing credit facility, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $17.2 million of cash from operating activities during the nine months ended September 30, 2024, a decrease in cash provided of $27.6 million from $44.8 million of cash provided by operating activities during the nine months ended September 30, 2023. The $17.2 million of cash provided in the first nine months of 2024 was driven by a $20.9 million net inflow related to income adjusted for non-cash charges to operations, partially offset by a $3.7 million net outflow related to the change in net working capital. The change in working capital in the first nine months of 2024 was driven by a $21.5 million net outflow related to decreased payables primarily attributable to payment timing and lower purchasing volume, partially offset by a $7.5 million net inflow driven by changes in accounts receivable and contract assets, $6.9 million net inflow related to decreased inventories, and a $3.7 million net inflow related to accrued compensation and related taxes.

Cash Flow from Investing Activities

We used $60.0 million in investing activities during the nine months ended September 30, 2024, an increase in cash used of $43.5 million from $16.5 million used during the nine months ended September 30, 2023. The increase in cash used in investing activities is primarily due to a $48.1 million increase in cash used to acquire ITU, partially offset by $4.7 million decrease in the purchases of property, plant and equipment.

Cash Flow from Financing Activities

We generated $54.3 million of cash through financing activities during the nine months ended September 30, 2024, an increase in cash provided of $84.2 million from $29.9 million used during the nine months ended September 30, 2023. The increase in cash provided by financing activities is primarily attributable to $35.0 million of increased proceeds from long-term debt driven by the acquisition of ITU for $50.9 million, $26.0 million of decreased payments on long-term debt, a $19.1 million decrease in the purchase and retirement of common stock, and $4.0 million decrease in the exercising and vesting of stock incentive awards.

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

On March 27, 2024, we entered into the Second Amendment to Amended and Restated Credit Agreement (the “Credit Agreement”). The Credit Agreement, among other things, (i) reduced the revolving credit commitments from $400.0 million to $300.0 million, (ii) increased the applicable margin for term Secured Overnight Financing Rate ("SOFR") loans and base rate loans, (iii) adjusted the calculation of debt for purposes of determining the leverage ratio and (iv) temporarily increased the maximum leverage ratio through June 30, 2024.

Under the Credit Agreement, we may borrow up to $300.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $15.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.50%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.45% (or one-month SOFR including a credit spread adjustment plus 1.50%) at September 30, 2024.

The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At September 30, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1.9 million and $1.6 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $34.1 million and $83.2 million at September 30, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At September 30, 2024 and December 31, 2023, we were in compliance with all financial covenants in our Credit Agreement.

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

Date dividend declared	Record date	Payment date	Dividend per share ($)
Aug. 2, 2024	Aug. 16, 2024	Sep. 16, 2024	$0.05
May 3, 2024	May 17, 2024	June 17, 2024	$0.05
Feb. 1, 2024	Feb. 16, 2024	Mar. 18, 2024	$0.05
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	$0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	$0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	$0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At September 30, 2024, we had $110.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $1.1 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the nine months ended September 30, 2024.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Quarterly Report. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

On July 24, 2024, The Shyft Group, Inc. acquired Independent Truck Upfitters ("ITU"). We are currently integrating policies, processes, and operations for the combined company. The acquired operations are excluded from our assessment of internal control over financial reporting for the quarter ended September 30, 2024, as permissible under the rules and regulations of the Securities and Exchange Commission.

Except as described above regarding the acquisition and integration of ITU, there have been no changes during the quarter ended September 30, 2024 in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
July 1 to July 31	-	$-	-	$223.0
August 1 to August 31	7,689	16.77	-	223.0
September 1 to September 30	-	-	-	223.0
Total	7,689		-

(1) During the quarter ended September 30, 2024, 7,689 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the aggregate dollar amount of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 5.	Other Information

During the quarter ended September 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

Date: October 24, 2024	THE SHYFT GROUP, INC.

	By	/s/ Jonathan C. Douyard
Jonathan C. Douyard Chief Financial Officer