Form 10-K
period 2024-12-31
SHYFT GROUP, INC.
filed 2025-02-20
CIK 743238

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

________________

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2024
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the last sales price of such stock on NASDAQ Global Select Market on June 28, 2024, the last business day of the registrant’s most recently completed second fiscal quarter: $404,697,831

The number of shares outstanding of the registrant’s Common Stock as of February 14, 2025: 34,932,272 shares.

Documents Incorporated by Reference

Portions of the definitive proxy statement for the registrant’s May 14, 2025 annual meeting of shareholders, to be filed with the Securities and Exchange Commission no later than 120 days after December 31, 2024 are incorporated by reference in Part III.

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

Trademarks and Service Marks

We own or have rights to trademarks, service marks or trade names that we use in connection with the operation of our business. Solely for convenience, some of the copyrights, trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ©, ® and ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our copyrights, trademarks, service marks, trade names and domain names. The trademarks, service marks and trade names of other companies appearing in this Form 10-K are, to our knowledge, the property of their respective owners.

PART I

Item 1.	Business.

General

As used herein, the term “Company”, “we”, “us” or “our” refers to The Shyft Group, Inc. and its subsidiaries unless designated or identified otherwise.

We are a niche market leader in specialty vehicle manufacturing and assembly, catering to the commercial vehicle and recreational vehicle industries. Within the commercial segment, we focus on last-mile delivery, specialty service, and vocation-specific upfit solutions. Our product offerings include walk-in vans, truck bodies, and cargo van and pick-up truck upfits designed for e-commerce and parcel delivery, as well as upfit equipment tailored for the mobile retail and utility trades. In the recreational vehicle industry, we produce luxury Class A diesel motorhome custom chassis and provide contract manufacturing and assembly services.

Through our consultative sales methodology, known as Work-Driven Design, we provide valuable customer insights to identify and match the ideal fleet vehicle solutions to meet each customer’s unique needs. In addition to manufacturing, we supply replacement parts and offer repair, maintenance, field service, and refurbishment services for the vehicles we produce.

Our operating activities are conducted through our wholly-owned subsidiary, The Shyft Group USA, Inc., with facilities strategically located across North America. These include locations in Novi, Charlotte, Plymouth and Roseville, Michigan; Bristol, Indiana; Waterville, Maine; Landisville, Pennsylvania; Pompano Beach, West Palm Beach and Miami, Florida; Kansas City, Missouri; Carson and McClellan Park, California; Mesa, Arizona; Dallas and Weatherford, Texas; Lebanon, Tennessee; Oakland, Iowa; and Saltillo, Mexico.

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

The Aebi Schmidt Transaction

On December 16, 2024, we entered into that certain Agreement and Plan of Merger, dated as of December 16, 2024 (the “Merger Agreement”), by and among the Company, Aebi Schmidt Holding AG, a Switzerland Aktiengesellschaft (“Aebi Schmidt”), ASH US Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”, and the time at which the Merger is effective, the “Effective Time”), with the Company surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”).

At the Effective Time, each share of our common stock issued and outstanding as of immediately prior to the Effective Time (other than any shares of our common stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive 1.040166432 fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.

Following the closing of the Transactions (the “Closing”), the holders of shares of our common stock as of immediately prior to the Effective Time will own approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock and the holders of shares of Aebi Schmidt Common Stock as of immediately prior to the Effective Time will own approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock.

As of immediately following the Effective Time, the board of directors of Aebi Schmidt (the “Aebi Schmidt Board”) will be composed of eleven members, six of whom will be designated by Aebi Schmidt and five of whom will be designated by the Company. James A. Sharman, the Chairman of our Board of Directors as of immediately prior to the Effective Time, will serve as the Chairman of the Aebi Schmidt Board following the Effective Time. The Merger Agreement includes a covenant requiring the Company and Aebi Schmidt to cooperate in good faith until the Closing to agree on a new name and ticker symbol for Aebi Schmidt.

The Closing is expected to occur in mid-2025, subject to certain closing conditions, including, among others, (a) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (b) the approval by a two-thirds majority of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt of the Transactions and debt financing, (c) the expiration or termination of any waiting periods (or any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (d) the receipt of certain required regulatory consents, approvals, non-disapprovals and other authorizations under certain applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement. The obligation of the Company to consummate the Closing is further conditioned on Aebi Schmidt obtaining debt financing substantially concurrently with the Closing.

Performance Overview

Unless noted otherwise, the data in this Form 10-K reflects our continuing operations and, therefore, excludes the performance of our previously divested Emergency Response Vehicles (“ERV”) business. Over the past five years our sales have increased by $110.2 million, a compound annual growth rate ("CAGR") of 3.8%, while income from continuing operations has declined by $41.1 million and Adjusted EBITDA has declined by $27.5 million, a CAGR of (10.6%). Please see the reconciliation of income from continuing operations to Adjusted EBITDA near the end of Item 1 of this Form 10-K.

Our Segments

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services (“FVS”) and Specialty Vehicles (“SV”). Sales by segment are as follows:

Fleet Vehicles and Services Segment

We manufacture commercial vehicles used in the e-commerce/last mile/parcel delivery, beverage and grocery delivery, laundry and linen, mobile retail, and trades and construction industries. Our commercial vehicles are marketed under the Utilimaster brand name, which serves a diverse customer base and sells aftermarket parts and accessories for walk-in vans and other delivery vehicles. We also provide vocation-specific equipment upfit services, through our manufacturing operations. Our Fleet Vehicles and Services segment employed approximately 1,300 employees and 300 contractors as of December 31, 2024.

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

Specialty Vehicles Segment

Our Specialty Vehicles segment includes a portfolio of business that provides service bodies, RV chassis, vocational upfit and contract manufacturing products and services. We manufacture and assemble truck bodies for a variety of trades and vocations. Our specialty vehicle products are manufactured to customer specifications upon receipt of confirmed purchase orders. As a specialty chassis and vehicle manufacturer, we believe we hold a unique position for continued growth due to the high quality and performance of our products, our proactive engineering, manufacturing expertise and flexibility, and the scalability of our operations. Our specialty vehicle products are generally sold through OEMs in the case of chassis and vehicles and to dealers, distributors or directly to consumers for service bodies and aftermarket parts and accessories. The Specialty Vehicles segment employed approximately 1,000 employees as of December 31, 2024.

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

Products

Truck Bodies

We manufacture and assemble truck bodies for a variety of trades and vocations. Those body configurations include service, stake, contractor, flatbed, dump/landscape and vocational dry freight bodies under the Royal Truck Body and DuraMag brand names.

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

Contract Manufacturing

We provide final assembly services for Isuzu N-gas, NRR-EV and F-series chassis for the North American market under the Builtmore Contract Manufacturing brand name. These class 3 and class 5 chassis are utilized in a variety of final configurations for light duty freight hauling and industrial uses. We have an efficient, flexible and a highly skilled team of assembly workers and management, which, along with a dedication to lean manufacturing and continuous improvement, allow us to deliver superior quality and value in contract manufacturing.

Specialty Upfit

We provide vocational service body upfit for commercial fleets and government service vehicles under Independent Truck Upfitters. We design and install custom lighting and upfit solutions to meet the unique needs of certain fleet industries including a range of specialty industries such as law enforcement, municipalities, security companies, and providers of utility services and provide durable, reliable, and high-quality product installations for any vehicle requiring specialty exterior and interior accessory upfits under Strobes-R-Us.

Parts and Accessories

We provide truck accessories including headache racks, rails, toolboxes, and ladder racks through our Magnum brand and provide a full line of parts and accessories as well as maintenance and repair services for our motorhome and specialty chassis.

Marketing

We sell our service bodies through a commercial dealer network and through OEM pools, and we actively participate in a variety of regional and national trade shows that promote our products. We sell our Class A diesel motorhome chassis to OEMs for use in the manufacturing of luxury motorhomes. We actively participate in a variety of trade shows and motorhome rallies that promote our products and authorized parts in addition to providing an opportunity to communicate with our end customers to showcase our latest innovations and identify needs and opportunities for continuous improvement of our chassis. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand. We are expanding the marketing of Magnum accessories beyond work trucks to include outdoor enthusiasts and truck owners.

Manufacturing

Our motorhome chassis, service body, and specialty manufacturing operations employ lean manufacturing, and continuous improvement to bring efficiency and cost reduction throughout our Specialty Vehicles segment. We engineer, manufacture, and assemble Spartan RV chassis, as well as other specialty vehicles on non-automated assembly lines. We assemble the Isuzu N-gas, the NRR-EV and F-series chassis on high-volume assembly lines that utilize a variety of state-of-the-art automation and testing equipment. Our upfit facilities utilize teams of workers requiring minimal capital investment for efficient and timely installation of a variety of equipment.

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

The single largest commodity directly utilized in production is aluminum, which we purchase under purchase agreements based on forecasted production requirements. To a lesser extent we are dependent upon suppliers of lumber, fiberglass and steel for our manufacturing. We have initiated long-term supplier agreements and are consolidating suppliers where beneficial to gain pricing advantages, good quality and delivery. There are several readily available sources for the majority of these raw materials. However, we are heavily dependent on specific component part products from a few single source vendors. We maintain a qualification, on-site inspection, assistance, and performance measurement system to control risks associated with reliance on suppliers. We normally do not carry inventories of such raw materials or components in excess of those reasonably required to meet production and shipping schedules. Material and component cost increases are passed on to our customers whenever possible. There can be no assurance that there will not be any supply issues over the long term.

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

Research and Development

Our success depends on our ability to innovate and add new products and features ahead of changing market demands and new regulatory requirements. Thus, we emphasize research and development and commit significant resources to develop and adapt new products and production techniques. Our engineering group's goal throughout the company: to deliver world class products and manufacturing processes regardless of product line or location. Results are accomplished with the appropriate blend of predictive analysis and physical property testing in our Research and Development facilities along with ride-and-drive analysis. Our efforts range from executing special orders for current production; to new production development for new functionality and product improvements; to exciting technologies that are new to the markets we serve, like vehicle electrification. Our engineering actions are driven by our firm commitment to safety, quality, delivery, and productivity. We spent $16.3 million, $25.2 million, and $25.3 million on research and development in 2024, 2023, and 2022, respectively.

Shyft’s Blue Arc™ EV Solutions brought forward an all-electric purpose-built Class 4 chassis platform built from the ground up and designed to serve a wide array of medium-duty truck markets, from last mile parcel delivery fleets to work trucks. The EV-powered chassis features customizable length and wheelbase, making it well-suited for a variety of vehicle types. The chassis’ modular design can accommodate multiple GVWR classifications, based on build out and usage.

Product Warranties

We provide limited warranties against assembly and construction defects. These warranties generally provide for the replacement or repair of defective parts or workmanship for specified periods, ranging from one year to twenty years, following the date of sale. With the use of validation testing, predictive analysis tools and engineering and design standards, we strive to continuously improve product quality and durability and reduce our exposure to warranty claims. The end users also may receive limited warranties from suppliers of components that are incorporated into our chassis and vehicles. For more information concerning our product warranties, see “Note 10 – Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements in Item 8 appearing in this Form 10-K.

Patents, Trademarks and Licenses

We have 25 United States patents, which include rights to the design and structure of chassis and certain peripheral equipment, and we have 18 United States, Canada, and Patent Cooperation Treaty pending patent applications. The existing patents will expire on various dates from 2025 through 2042 and utility patents are subject to payment of required maintenance fees. We also own or license 81 federal and international trademark and service mark registrations. The trademark and service mark registrations are generally renewable under applicable laws, subject to payment of required fees and the filing of affidavits of use. In addition, we have 32 pending trademark applications.

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

Human Capital Management

We believe people are the most critical component in our continued success, and we strive to attract high-performing talent. As of December 31, 2024, we employed approximately 2,900 employees and contractors. Approximately 11.9% of our total workforce consists of contractors, including all personnel at our Saltillo, Mexico operation. Our production processes leverage a combination of skilled tradespeople and high-touch assemblers working in body, electrical, mechanical, paint, and assembly operations. We strive to create a workplace of choice to attract, retain, and develop top talent to achieve our vision and deliver shareholder results.

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

Inclusion and Belonging

We value and advance the belonging and inclusion of the people with whom we work. We are committed to equal opportunity and are intolerant of discrimination and harassment. We strive to maintain workplaces that are free from discrimination or harassment on the basis of race, sex, color, national or social origin, ethnicity, religion, age, disability, sexual orientation, gender identification or expression, political opinion or any other status protected by applicable law.

The basis for recruitment, hiring, placement, development, training, compensation and advancement at the Company includes qualifications, performance, skills and experience.

We do not tolerate disrespectful or inappropriate behavior, unfair treatment or retaliation of any kind. Harassment is not tolerated in the workplace and in any work-related circumstance outside the workplace.

Customer Base

We serve customers ranging from municipalities to OEMs to commercial customers and vehicle dealers throughout our product lines. Sales to our top 10 customers in 2024 accounted for 49.9% of our sales. No customer individually exceeded 10% of our consolidated sales for 2024 and 2023. Sales to customers that individually exceeded 10% of our consolidated sales for 2022 are detailed in the chart below.

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

Sales to customers outside the United States were $48.4 million, $24.7 million, and $7.7 million for the years ended December 31, 2024, 2023 and 2022, respectively, or 6.2%, 2.8%, and 0.7%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands).

	December 31, 2024	December 31, 2023	Decrease
FVS	$244,784	$325,003	$(80,219)
SV	68,460	84,269	(15,809)
Total consolidated	$313,244	$409,272	$(96,028)

Our FVS backlog decreased by $80.2 million, or 24.7%. Our SV segment backlog decreased by $15.8 million, or 18.8%.

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

Non-GAAP Financial Measure

This Form 10-K presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, transaction related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Income (loss) from continuing operations to Adjusted EBITDA for the periods indicated.

	2024	2023	2022	2021	2020
Income (loss) from continuing operations	$(2,795)	$6,464	$36,558	$69,974	$38,289
Net (income) loss attributable to non-controlling interest	-	32	-	(1,230)	(347)
Interest expense	8,540	6,527	2,833	414	1,293
Income tax expense (benefit)	566	(5,768)	7,368	14,506	9,867
Depreciation and amortization	20,252	16,953	14,774	11,356	13,903
Restructuring and other related charges	1,324	1,741	757	505	1,873
Transaction related expenses and adjustments	10,154	440	884	1,585	1,332
Non-cash stock-based compensation expense	10,250	7,834	7,619	8,745	7,706
Loss from write-off of assets	147	1,872	-	-	2,430
Legacy legal matters	2,000	956	-	-	-
Non-recurring professional fees	-	288	-	1,568	-
CEO transition	147	2,629	-	-	-
Loss from liquidation of JV	-	-	-	643	-
Gain from insurance settlement	(1,737)	-	-	-	-
Adjusted EBITDA	$48,848	$39,968	$70,793	$108,066	$76,346

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

Information About our Executive Officers

The executive officers of the Company, their business experience and their ages as of February 20, 2025, are as follows:

Name	Position	Business Experience	Age	Executive Officer Since
John Dunn	President and Chief Executive Officer	President and Chief Executive Officer and Director, since October 2023. President, Shyft Fleet Vehicles and Services from January 2023 to October 2023. President and CEO, North and South America of Plastic Omnium, Clean Energy Systems from April 2014 to December 2022. President, Brose North America from July 2012 to April 2014.	58	2023
Scott M. Ocholik	Interim Chief Financial Officer and Vice President, Chief Accounting Officer and Corporate Controller	Interim Chief Financial Officer since January 2025. Vice President, Chief Accounting Officer and Corporate Controller since July 19, 2022. Vice President and Corporate Controller from July 2019 to July 2022. Executive Vice President and Chief Financial Officer of Gestamp North America from December 2015 to May 2018.	51	2025
Jacob Farmer	President, Fleet Vehicles and Services and President, Specialty Vehicles	President, Fleet Vehicles and Services since January 2024. President, Specialty Vehicles since July 2023. President, Fleet Vehicles and Services since January 2024. President, Specialty Vehicles from July 2023 to January 2024. President and Chief Executive Officer, Trialon Corporation from January 2020 to July 2023. Global Vice President & General Manager, Cooper Standard from July 2018 to December 2019 and Managing Director from October 2014 to July 2018.	47	2023
Joshua A. Sherbin	Chief Legal Officer, Chief Administrative Officer, Chief Compliance Officer and Corporate Secretary	Chief Administrative Officer since June 2024. Chief Legal Officer, Chief Compliance Officer and Corporate Secretary since May 2021. Senior Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary, TriMas Corporation from March 2016 to May 2021.	61	2021

Item 1A.	Risk Factors.

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

Global and local business conditions include inflation, recession, interest rates, availability of capital, energy and commodity prices, tariffs, trade laws and the effects of governmental initiatives to manage economic conditions. We have experienced, and are continuing to experience, challenges and increases in costs for logistics and in our supply chains, such as increased port congestion, intermittent supplier delays, and volatility in prices of commodities such as base metals and raw materials. Further unfavorable conditions such as a general slowdown of the U.S. economy, uncertainty and volatility in the financial markets, uncertainty or volatility in commodity prices or additional inflationary factors and rising interest rates could result in higher operating costs and expenses for our Company as well as softer demand for our products from customers and could make it more difficult and expensive for us or our customers to obtain financing.

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

Our financial success is directly related to the willingness of our customers to continue to purchase our products. Failure to fill customers’ orders in a timely manner or on the terms and conditions they may impose could harm our relationships with our customers. The importance of maintaining excellent relationships with our major customers may also give these customers leverage in our negotiations with them, including pricing and other supply terms, as well as post-sale disputes. This leverage may lead to increased costs to us. Furthermore, if any of our major customers experience a significant downturn in their business or fail to remain committed to our products or brands, then these customers may reduce or discontinue purchases from us, which could have an adverse effect on our business, results of operations and financial condition. Sales to our top 10 customers in 2024 accounted for 50.0% percent of our sales in the aggregate. In addition, a key customer owns a significant share of a new entrant competitor, and our business may be adversely affected if the customer’s ownership of or our competitive relationship in the marketplace with our competitor results in a decline or discontinuation of the customer’s purchases from us.

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

Our results of operations may be significantly affected by the availability and pricing of manufacturing components and labor, changes in labor rates and practices, and increases in tariffs or similar restrictions on materials we import. Increases in costs of raw materials used in our products could affect the cost of our supply materials and components, as rising steel and aluminum prices as well as increased tariffs have impacted the cost of certain of our manufacturing components. Further, the new Trump Administration has proposed significant changes to the U.S. government’s tariff policy, particular with respect to imports from Canada, China and Mexico. In addition, a growth in popularity of EVs without a significant expansion in battery cell production capacity could result in shortages, which could result in increased materials costs to us and could adversely impact our projected manufacturing and delivery timelines. Although we attempt to mitigate the effect of any escalation in components, labor costs, and tariffs by negotiating with current or new suppliers and by increasing productivity or, where possible, by increasing the sales prices of our products, we cannot be certain that we will be able to do so without it having an adverse impact on the competitiveness of our products and, therefore, our sales volume. If we cannot successfully offset increases in our manufacturing costs, this could have a material adverse impact on our margins, operating income and cash flows. Our profit margins may decrease if prices of purchased component parts, labor rates, and/or tariffs increase, and we are unable to pass on those increases to our customers.

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

Our EVs rely on software and hardware that is highly technical, and if these systems contain errors, bugs, vulnerabilities, or design defects, or if we are unsuccessful in addressing or mitigating technical limitations in our systems, our EV business could be adversely affected.

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

Our EVs and EV operations use a substantial amount of complex third-party and in-house software and hardware. The development and integration of such advanced technologies are inherently complex, and we will need to coordinate with our vendors and suppliers to reach mass production for our EVs. Defects and errors may be revealed over time and our control over the performance of third-party services and systems may be limited. Thus, our potential inability to develop and integrate the necessary software and technology systems may adversely affect our EV business.

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

Our EVs make use of lithium-ion battery cells, which, if not appropriately managed and controlled, have been observed to catch fire or vent smoke and flame.

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

In 2024, 2023, and 2022, we derived 6.2%, 2.8%, and 0.7% of our revenue from sales to, or related to, end customers outside the United States. We face numerous risks associated with conducting international operations, any of which could negatively affect our financial performance, including changes in foreign country regulatory requirements, the strength of the U.S. dollar compared to foreign currencies, import/export restrictions, the imposition of foreign tariffs and other trade barriers and disruptions in the shipping of exported products.

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

Wars, acts of terrorism, armed conflicts, natural disasters (including those caused by climate change), budget shortfalls, cybersecurity incidents, civil unrest, governmental actions, and epidemics have in the past and could in the future create significant uncertainties that may have material and adverse effects on consumer demand, shipping and transportation, the availability of manufacturing components, commodity prices and our ability to engage in overseas markets as tariffs are implemented. An economic recession, whether resulting from one of these events or others, would have a material adverse impact on our financial condition and results of operations.

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

We rely on our information technology systems and those of third-party business partners to effectively manage our business data, communications, supply chain, product engineering, manufacturing, accounting and other business processes. Increased cybersecurity threats, computer crime and cyberterrorism pose a risk to the security of our systems and networks, and those of our third-party business partners, and the confidentiality, availability and integrity of our data. Cybersecurity incidents and similar attacks vary in their form and can include the deployment of harmful malware or ransomware, denial-of-services attacks, employee or personnel failures, fraud, phishing or other social engineering attempts or other methods to cause confidential information, payments, account access or access credentials, or other data to be transmitted to an unintended recipient. Cybersecurity threat actors also may attempt to exploit vulnerabilities through software including that is software commonly used by companies in cloud-based services and bundled software. Depending on their nature and scope, such threats could potentially lead to the compromising of confidential information, including but not limited to confidential information relating to customer or employee data, improper use of our systems and networks, manipulation and destruction of data, and operational disruptions. A cybersecurity incident or failure or disruption relating to our information or systems, or that of our third-party business partners, or any failure by us or our third-party business partners to effectively address, enforce and maintain our information technology infrastructure and cybersecurity measures may result in substantial harm to our business strategy, results of operations and financial condition, including major disruptions to business operations, loss of intellectual property, release of confidential information, alteration or corruption of data or systems, costs related to remediation or the payment of ransom, and litigation, civil or criminal investigations or actions, regulatory intervention and sanctions or fines, investigation and remediation costs and possible prolonged negative publicity.

In addition, third-party providers of data hosting or cloud services, as well as our suppliers, may experience cybersecurity incidents that may involve data we share with them. There can be no assurance that cybersecurity incidents, whether with respect to us or such third-party providers, will not have a material adverse effect on us in the future. In order to mitigate risks to our information systems, we continue to make investments in personnel, technologies and training of personnel. Although we maintain a cyber insurance policy, there is no guarantee that such coverage will be sufficient to address costs, liabilities and damages we may incur in connection with a cybersecurity incident or that such coverage will continue to be available on commercially reasonable terms or at all.

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

We have a significant amount of goodwill, intangible assets and other long-lived assets. At least annually, we review goodwill and non-amortizing intangible assets for impairment. Identifiable intangible assets, goodwill and other long-lived assets are also reviewed for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable from future cash flows.  If the operating performance at one or more of our reporting units fails to meet future forecasts, or if future cash flow estimates decline, we could be required, under current U.S. accounting rules, to record impairment charges for our goodwill, intangible assets or other long-lived assets. Any write-off of a material portion of such assets could negatively affect our results of operations or financial position. See “Note 5 – Goodwill and Intangible Assets” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further discussion of goodwill, intangibles and other long-lived assets.

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

Our development and use of AI technology in our products and operations remains in the early phases. While we aim to develop and use AI responsibly and attempt to mitigate ethical and legal issues presented by its use, we may ultimately be unsuccessful in identifying or resolving issues before they arise. AI technologies are complex and rapidly evolving and the technologies that we develop or use may ultimately be flawed. Moreover, AI technology is subject to rapidly evolving domestic and international laws and regulations, which could impose significant costs and obligations on the company. For example, in 2023 the EU introduced the AI Act to establish rules for providers and users. Emerging regulations may pertain to data privacy, data protection, and the ethical use of AI, as well as clarifying intellectual property considerations. Our use of AI could give rise to legal or regulatory action, increased scrutiny or liability, damage our reputation or otherwise materially harm our business.

Risks Relating to the Merger

The completion of the Merger is subject to certain closing conditions, including regulatory and stockholder approvals as well as other uncertainties, and there can be no assurances as to whether and when they may be completed.

On December 16, 2024, we entered into the Merger Agreement, pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt.

The respective obligations of the Company and Aebi Schmidt to consummate the Closing are subject to the satisfaction or waiver of a number of conditions including, among other things: (1) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (2) the approval by a two-thirds majority of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt of the Transactions and debt financing, (3) the expiration or termination of any waiting periods (or any extension thereof) applicable to the consummation of the Merger under the HSR Act, (4) the receipt of certain required regulatory consents, approvals, non-disapprovals and other authorizations under certain applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement, (5) the absence of any decision, injunction, decree, ruling, law or order issued by a governmental authority of competent jurisdiction that is in effect and enjoins or otherwise prohibits or makes illegal the consummation of the Transactions, (6) approval for listing on the Nasdaq Global Select Market of all shares of Aebi Schmidt Common Stock to be issued as part of the Merger consideration, (7) a registration statement on Form S-4 registering the shares of Aebi Schmidt Common Stock issuable as part of the Merger consideration in connection with the Transactions will have been declared effective by the SEC, and (8) the confirmation of a Swiss tax ruling (in all material aspects and without material reservations by the Swiss Federal Tax Administration.

If these conditions are not satisfied (or waived, if applicable) by certain dates specified in the Merger Agreement, either the Company or Aebi Schmidt will have a right to terminate the Merger Agreement in certain circumstances.

The governmental authorities from which regulatory consents, approvals, non-disapprovals and other authorizations under applicable antitrust and foreign direct investment laws and regulations, including the HSR Act, are required have broad discretion in administering the governing laws and regulations, and may take into account various facts and circumstances in their consideration of the Merger, including other potential transactions in our industry or other industries. These governmental authorities may initiate proceedings seeking to prevent, or otherwise seek to prevent, the Merger. As a condition to authorization of the Merger or related transactions, these governmental authorities also may seek to impose requirements, limitations or costs, require divestitures or place restrictions on the conduct of our and Aebi Schmidt’s business after completion of the Merger.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable) in a timely manner or at all. Furthermore, if all required consents and approvals are obtained and all closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the closing conditions are outside of either our or Aebi Schmidt’s control, and neither company can predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause the Company to not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Failure to complete the Merger could negatively impact our business, results of operations, financial condition and the price of our common stock.

If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement or Aebi Schmidt shareholders failing to approve the Transactions, we will remain an independent public company. Our ongoing business may be materially and adversely affected and we would be subject to a number of risks, including the following:

• to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed, the price of our common stock could decrease if the Merger is not completed;

• except if terminated pursuant to our entry into an alternative definitive agreement in connection with a superior proposal, if the Merger Agreement is terminated and the Board of Directors seeks another business combination, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that Aebi Schmidt has agreed to in the Merger Agreement;

• matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management and the expenditure of significant funds in the form of fees and expenses, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to us as an independent company;

• investor confidence could decline, shareholder litigation, or litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against us to perform our obligations under the Merger Agreement, could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and profitability may be adversely impacted due to costs incurred in connection with the pending Merger;

• the Merger Agreement places certain restrictions on the conduct of our business prior to Closing, and such restrictions, the waiver of which is subject to the consent of Aebi Schmidt, may prevent us from making certain acquisitions, entering into or amending certain contracts, taking certain other specified actions or otherwise pursuing business opportunities during the pendency of the Merger that we would have made, taken or pursued if these restrictions were not in place; and

• we will be obligated to pay a termination fee of approximately $13.7 million in cash to Aebi Schmidt if the Merger Agreement is terminated (a) by the Company, prior to receiving Shyft stockholder approval, in order to enter into a definitive agreement with respect to a superior proposal, (b) by Aebi Schmidt if the Board of Directors effects an adverse recommendation change at any time prior to the receipt of Shyft shareholder approval, and (c) by either Aebi Schmidt or the Company as a result of the failure to obtain Shyft shareholder approval at a time when Aebi Schmidt is permitted to terminate the Merger Agreement as a result of the Board of Directors effecting an adverse recommendation change.

Combining the Company and Aebi Schmidt may be more difficult, costly or time consuming than expected and the combined company may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend, in part, on the ability to realize the anticipated synergies, operating efficiencies, and cost savings from combining the businesses of Aebi Schmidt and the Company. To realize the anticipated benefits and cost savings from the Merger, Aebi Schmidt and the Company must integrate and combine their businesses in a manner that permits those cost savings to be realized, without adversely affecting current revenues and future growth. If Aebi Schmidt and the Company are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, the costs associated with effecting the Merger may be more than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other Transactions, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, levels of expenses and operating results and financial condition of the combined company, which may adversely affect the value of the common stock of the combined company after the completion of the Merger.

Additionally, since the Merger consideration payable to our shareholders will consist entirely of Aebi Schmidt Common Stock, our share price may be adversely impacted by any adverse developments in Aebi Schmidt’s business outlook. Also, the number of shares of Aebi Schmidt Common Stock issuable in connection with the Merger Agreement in respect to one share of our common stock is based on an exchange ratio that is subject to adjustments in the case of reclassifications, recapitalization, stock splits or other actions, but not for changes in the market value of our common stock. As a result, the Company’s shareholders cannot be sure of the value of the Merger Consideration that they will receive in the Merger.

We will be subject to certain operating restrictions until consummation of the Merger and business uncertainties until and following the consummation of the Merger.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. These uncertainties could disrupt our business and cause customers, suppliers, vendors, partners, employees and others that deal with us to defer entering into contracts with us, defer making other decisions concerning us or seek to change, terminate, or cancel existing business relationships with us. Retention and motivation of certain employees may be challenging during the pendency of the Merger due to uncertainty about their future roles and difficulty of integration. If key employees depart because of issues related to the uncertainty and difficulty  of integration or a desire not to remain with the combined company, our business and operations could be negatively impacted. If any of these effects were to occur, it could materially and adversely impact our operating results, financial position and/or cash flows and/or our stock price.

The Merger Agreement also includes restrictions on the conduct of our business until the earlier of the Closing or termination of the Merger Agreement. For example, unless we obtain Aebi Schmidt’s prior written consent (which consent may not be unreasonably withheld, conditioned or delayed), we may not, subject to certain exceptions and aggregate limitations, incur additional indebtedness, issue additional shares of our common stock outside of our equity incentive plans, repurchase our common stock, pay dividends, acquire assets, securities or property, dispose of businesses or assets, enter into material contracts or make certain additional capital expenditures. We may find that these and other contractual restrictions in the Merger Agreement may negatively affect our business and operations or delay or prevent us from responding, or limit our ability to respond, effectively to competitive pressures, industry developments and future business opportunities that may arise during such period, even if our management believes they may be advisable.

The Merger Agreement contains restrictions on our ability to pursue alternatives to the Merger.

The Merger Agreement contains customary “no-shop” provisions that, subject to limited exceptions, restrict the Company and its subsidiaries’ ability to, directly or indirectly, (i) solicit, initiate or take any action to knowingly facilitate or knowingly encourage or induce the submission of any proposals or offers that constitute or could reasonably be expected to lead to any alternative acquisition proposal, (ii) continue, conduct, engage, enter into or participate in any discussions or negotiations with, furnish any information relating to the Company or any of our subsidiaries or afford access to the business, officers, directors, employees, properties, assets, books or records of the Company or any of our subsidiaries to, or otherwise cooperate in any way with, any third party (or its potential source of financing) that Shyft knows, or would reasonably be expected to know, is actively evaluating, seeking to make, or has made, an alternative acquisition proposal to the Company, (iii) amend or grant any waiver or release under any standstill or similar agreement with respect to any class of equity securities of the Company or any of its subsidiaries, or (iv) approve, authorize, agree or publicly announce any intention to do any of the foregoing.

Further, subject to limited exceptions and consistent with applicable law, the Merger Agreement provides that the Board of Directors may not fail to make, withdraw or qualify, amend or modify, in each case, in a manner adverse to Aebi Schmidt, its recommendation that our shareholders vote in favor of the adoption of the Merger Agreement and the Transactions.

The “no-shop” restrictions on the Company are subject to a customary “fiduciary out” provision, pursuant to which the Company may furnish information to, or engage in discussions or negotiations with, a third party in response to a bona fide alternative acquisition proposal from such third party, if the Board of Directors (a) determines in good faith (after consultation with the Company’s financial advisor and outside legal counsel) that such proposal either constitutes a Shyft Superior Proposal or would reasonably be expected to result in a Shyft Superior Proposal, and (b) determines in good faith (after consultation with the Company’s outside legal counsel) that the failure to take such actions would reasonably be expected to be inconsistent with the Board of Director’s fiduciary duties under applicable law.

Subject to certain conditions and exceptions, the Board of Directors may also effect an adverse recommendation change in response to a Shyft Intervening Event (as defined in the Merger Agreement) if the Board of Directors determines in good faith (after consultation with the Company’s outside legal counsel) that the failure to take such action would reasonably be expected to be inconsistent with the Board of Director’s fiduciary duties under applicable law, subject to the Company’s compliance with certain specified notice requirements and other conditions set forth in the Merger Agreement (including, under certain circumstances and if requested by Aebi Schmidt, the obligation to negotiate in good faith with Aebi Schmidt regarding revisions, if any, to the Merger Agreement proposed by Aebi Schmidt). However, doing so in specified situations could require us to pay to Aebi Schmidt a termination fee of approximately $13.7 million.

Such provisions could discourage a potential acquiror that might have an interest in making a proposal from considering or proposing any such transaction. Additionally, if the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement. There also is a risk that the requirement to pay the termination fee or expense payment to Aebi Schmidt in certain circumstances may result in a potential acquiror proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

Completion of the Merger may require consents or trigger change in control or other provisions in certain agreements to which we are a party.

The completion of the Merger may require consents or trigger change in control or other provisions in certain agreements to which we are a party. If we are unable to obtain consents or negotiate waivers of those provisions, the Company’s counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements, discontinuing business relationships or seeking monetary damages. Even if we are able to obtain consent or negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements on terms less favorable to us. Such action could cause the combined company to lose business, increase the cost of doing business and/or lower profitability or have other adverse financial impacts.

We can provide no assurance that all required consents will be obtained (or waived, if applicable) in a timely manner or at all, and, if all required consents are obtained, and all other closing conditions are timely satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any delay in completing the Merger could cause us not to realize some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected timeframe.

Uncertainty during pendency of the Merger may cause suppliers, customers or other business partners to delay or defer decisions concerning us or re-negotiate agreements with us, and consummation of the Merger could cause suppliers, customers and other business partners to terminate or re-negotiate their relationships with the combined company.

In connection with the pendency of the Merger, it is possible that some customers, distributors, suppliers, and other collaboration and strategic partners with whom we have business relationships may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships us as a result of the Merger or otherwise. Such changes could negatively impact our revenues or cash flows or the market price of our common stock, regardless of whether the Merger is consummated.

We may have difficulty attracting, motivating and retaining executives and other key employees in light of the Merger.

Uncertainty about the effect of the Merger on our employees may have an adverse effect on our business. This uncertainty may impair our ability to attract, retain and motivate key employees. Employee retention may be particularly challenging during the pendency of the Merger, as our employees may experience uncertainty about their future roles in the combined business. No assurance can be given that we will be able to attract or retain key employees to the same extent that we have been able to attract or retain employees in the past.

Litigation that may be filed against the Company, Aebi Schmidt, Holdco., Merger Sub and/or the members of the Board of Directors could prevent or delay the consummation of the Merger or result in the payment of damages following completion of the Merger.

In connection with the Merger, third parties may file lawsuits against the Company, Aebi Schmidt, Holdco, Merger Sub and/or the members of the Board of Directors. The outcome of any such litigation would be uncertain.

One of the conditions to Closing is the absence of any injunction or other order being in effect that prohibits completion of the Merger. Accordingly, if a dismissal is not granted or a settlement is not reached, any such lawsuits could prevent or delay completion of the Merger. Such lawsuits may also result in substantial costs to the Company, Aebi Schmidt or the combined company following the Merger. The defense or settlement of any lawsuit or claim that remains unresolved at the time the Merger is completed may adversely affect the combined company’s business, financial condition, results of operations and cash flows.

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

The oversight of our cybersecurity risk management process is integrated into our overall risk management process. Through our enterprise risk management process, which involves a broad cross-functional group across many areas of expertise and is structurally independent of our business lines, we identify and assess risk and risk-mitigation actions, including with respect to cybersecurity risks. Our Chief Information Officer ("CIO") provides oversight of our cybersecurity risk, which is addressed by a group of stakeholders that includes our information technology (“IT”) and cybersecurity leadership and IT leaders within our various facilities, with cybersecurity risk input provided from this team to our senior leadership team on a regular basis. Our CIO provides key updates on risk and mitigation strategies to the Audit Committee.

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

While we have experienced cybersecurity incidents in the past, as of the date of this filing, we do not believe that any risks from cybersecurity threats, including as a result of past cybersecurity incidents have had, or are reasonably likely to have, a material effect on the Company, including our business strategy, results of operations or financial position. We continue to invest in the cybersecurity and resiliency of our networks and to enhance our internal controls and processes, which are designed to help protect our systems and infrastructure, and the information they contain. For more information regarding the risks we face from cybersecurity threats, please see “Risk Factors-- More General Risks Applicable to Our Industry.”

Governance

The Board of Directors is responsible for overseeing risk for the Company and has delegated to the Audit Committee responsibility for overseeing the cybersecurity risk management strategy for the Company. The Audit Committee reviews how we are executing against our comprehensive cybersecurity framework, including reviewing our cybersecurity reporting protocol. The Audit Committee receives regular updates on cybersecurity risks from our CIO. The Audit Committee also regularly receives updates on efforts regarding data loss prevention, regulatory compliance, data privacy, threat and vulnerability management, cyber-crisis management, and other topics as applicable. Additionally, management provides the Audit Committee with a cybersecurity dashboard, which the full Board of Directors can access as well.

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

We operate facilities in a total of 21 locations, 20 throughout the U.S. and one location in Mexico. The number of physical locations we operate is part of our strategy to develop coast-to-coast manufacturing and distribution capabilities.

Our Fleet Vehicles and Services segment operates facilities in Bristol, Indiana; Charlotte, Michigan; Landisville, Pennsylvania; and Kansas City, Missouri. All of these facilities are leased except for facilities in Charlotte, which are owned by the Company. FVS also operates facilities in Saltillo, Mexico.

Our Specialty Vehicles segment operates facilities in Charlotte and Roseville, Michigan; Carson and McClellan Park, California; Dallas and Weatherford, Texas; Mesa, Arizona; Waterville, Maine; and Pompano Beach, West Palm Beach and Miami, Florida; Lebanon, Tennessee; Kansas City, Missouri; and Oakland, Iowa. All of these facilities are leased except for the Charlotte, Pompano Beach, Roseville, Oakland, and Kansas City facilities, which are owned by the Company.

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

At December 31, 2024, we were parties, both as plaintiff or defendant, to a number of lawsuits and claims arising out of the normal conduct of our businesses. Our management does not currently expect our financial position, future operating results or cash flows to be materially affected by the final outcome of these legal proceedings. The information contained in “Note 10 – Commitments and Contingent Liabilities” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K is incorporated herein by reference.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

Our common stock is traded on the NASDAQ Global Select Market under the symbol “SHYF.” The number of shareholders of record of our common stock on February 14, 2025 was 219. See Item 12 below for information concerning our equity compensation plans.

We paid dividends on our outstanding common shares in 2024 and 2023 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Oct. 30, 2024	Nov. 15, 2024	Dec. 16, 204	0.05
Aug. 2, 2024	Aug. 16, 2024	Sep. 16, 2024	0.05
May 3, 2024	May 17, 2024	Jun. 17, 2024	0.05
Feb. 1, 2024	Feb. 16, 2024	Mar. 18, 2024	0.05
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	0.05

No assurance, however, can be given that any future dividends will be made or, if made, as to the amounts or timing of any future dividends as such dividends are subject to earnings, financial condition, liquidity, capital requirements, and such other factors as our Board of Directors deems relevant.

The following graph compares the cumulative total stockholder return on our common stock with the cumulative total return on the NASDAQ Composite Index and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index for the period beginning on December 31, 2019 and ending on the last day of 2024. The graph assumes an investment of $100 in our stock, the NASDAQ Composite Index, and the Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index on December 31, 2019, and further assumes the reinvestment of all dividends. Stock price performance, presented for the period from December 31, 2019 to December 31, 2024, is not necessarily indicative of future results.

	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024
The Shyft Group, Inc.	$100.0	$157.83	$273.90	$139.57	$69.39	$67.70
NASDAQ Composite Index	$100.0	$144.92	$177.06	$119.45	$172.77	$223.87
Dow Jones U.S. Commercial Vehicles & Trucks Total Stock Market Index	$100.0	$128.80	$151.53	$177.94	$204.99	$244.65

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

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage over the long term, although we are currently restricted from repurchasing our common stock under the terms of the Merger Agreement.

During the quarter ended December 31, 2024, no shares were repurchased under this authorization. A summary of our purchases of our common stock during the fourth quarter of 2024 is as follows:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs (2) (In millions)
October 2024	618	$12.84	-	$223.0
November 2024	7,721	13.62	-	223.0
December 2024	316,813	$11.80	-	$223.0
Total	325,152

(1) During the quarter ended December 31, 2024, 325,152 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares. These shares are not repurchased pursuant to the Board of Directors authorization disclosed above.

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

The Aebi Schmidt Transaction

On December 16, 2024, we entered into that certain Agreement and Plan of Merger, dated as of December 16, 2024 (the “Merger Agreement”), by and among the Company, Aebi Schmidt Holding AG, a Switzerland Aktiengesellschaft (“Aebi Schmidt”), ASH US Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”, and the time at which the Merger is effective, the “Effective Time”), with the Company surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”).

At the Effective Time, each share of our common stock issued and outstanding as of immediately prior to the Effective Time (other than any shares of our common stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive 1.040166432 fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.

Following the closing of the Transactions (the “Closing”), the holders of shares of our common stock as of immediately prior to the Effective Time will own approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock and the holders of shares of Aebi Schmidt Common Stock as of immediately prior to the Effective Time will own approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock.

As of immediately following the Effective Time, the board of directors of Aebi Schmidt (the “Aebi Schmidt Board”) will be composed of eleven members, six of whom will be designated by Aebi Schmidt and five of whom will be designated by the Company. James A. Sharman, the Chairman of our Board of Directors as of immediately prior to the Effective Time, will serve as the Chairman of the Aebi Schmidt Board following the Effective Time. The Merger Agreement includes a covenant requiring the Company and Aebi Schmidt to cooperate in good faith until the Closing to agree on a new name and ticker symbol for Aebi Schmidt.

The Closing is expected to occur in mid-2025, subject to certain closing conditions, including, among others, (a) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (b) the approval by a two-thirds majority of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt of the Transactions and debt financing, (c) the expiration  or termination of any waiting periods (or any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (d) the receipt of certain required regulatory consents, approvals, non-disapprovals and other authorizations under certain applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement. The obligation of the Company to consummate the Closing is further conditioned on Aebi Schmidt obtaining debt financing substantially concurrently with the Closing.

Executive Overview

●	Sales of $786.2 million in 2024, compared to $872.2 million in 2023
●	Gross margin of 20.0% in 2024, compared to 17.2% in 2023
●

Operating expense of $153.1 million ($16.3 million related to research and development), or 19.5% of sales in 2024, compared to $143.6 million ($25.2 million related to research and development), or 16.5% of sales in 2023

●	Operating income of $4.1 million in 2024, compared to $6.8 million in 2023
●	Income tax expense of $0.6 million in 2024, compared to income tax benefit of $5.8 million in 2023
●	Net income (loss) of ($2.8) million in 2024, compared to $6.5 million in 2023
●	Diluted earnings (loss) per share of ($0.08) in 2024, compared to $0.19 in 2023
●	Operating cash flow of $30.1 million in 2024, compared to $56.2 million in 2023
●	Order backlog of $313.2 million at the end of 2024, compared to $409.3 million at the end of 2023

The following table shows our sales by market for the years ended December 31, 2024, 2023 and 2022 as a percentage of total sales:

	2024	2023	2022
Fleet vehicles sales	46.7%	55.8%	58.9%
Motorhome chassis sales	9.7%	12.0%	17.0%
Other specialty vehicles sales	31.4%	23.5%	18.1%
Aftermarket parts and accessories sales	12.2%	8.7%	6.0%
Total sales	100.0%	100.0%	100.0%

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

We believe we are well positioned to take advantage of long-term opportunities and continue our efforts to bring product innovations to each of the markets we serve. Some of our recent innovations and strategic developments include:

●

Acquired Independent Truck Upfitters (“ITU”), a Midwest-based provider of vocational service body upfit for commercial fleets and government service vehicles, on July 24, 2024 for cash consideration of $49.9 million and up to an additional $8.0 million earn-out amount. The ITU acquisition aligns with our growth strategy by expanding our service body product offerings and upfit capabilities. This transaction provides unique synergies and cross-selling opportunities with current products, adds a chassis pool and increases ship-thru capability to support future growth. ITU is part of our Specialty Vehicle segment.

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

●

In March 2024, we announced the deployment of our Rapid Driver Cooling System in 5,860 walk-in vans. Designed for versatility, the Rapid Driver Cooling System can be integrated into both new and existing vehicles, ranging from walk-in vans to vocational delivery trucks. The system efficiently lowers ambient cabin temperatures from 105 degrees to 85 degrees Fahrenheit within two minutes. It can serve as a supplementary solution or a complete replacement for traditional in-dash air conditioning, focusing on cooling the driver’s area and the cabin space effectively.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Consolidated Financial Statements and related Notes thereto appearing in Item 8 of this Form 10-K.

Results of Operations

The discussion of our 2023 consolidated operating results compared to our 2022 consolidated operating results is included in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) of our 2023 Annual Report on Form 10-K filed February 22, 2024 and is incorporated by reference into this MD&A.

The following table sets forth, for the periods indicated, the components of our consolidated statements of operations, as a percentage of sales (percentages may not sum due to rounding):

	Year Ended December 31,
	2024	2023
Sales	100.0	100.0
Cost of products sold	80.0	82.8
Gross profit	20.0	17.2
Operating expenses:
Research and development	2.1	2.9
Selling, general and administrative	17.4	13.6
Operating income	0.5	0.7
Other expense, net	(0.8)	(0.7)
Income (loss) before income taxes	(0.3)	-
Income tax expense (benefit)	0.1	(0.7)
Net income (loss)	(0.4)	0.7

Sales

Consolidated sales for the year ended December 31, 2024 decreased by $86.0 million, or 9.9% to $786.2 million from $872.2 million in 2023. This decrease is driven by lower sales volumes in our FVS segment attributed to lower sales of walk-in vans, truck bodies and lower USPS pass-through chassis sales partially offset by higher upfit sales, and higher sales volumes in our SV segment driven by higher service body sales including the acquisition of ITU partially offset by lower motorhome chassis sales. These changes in sales are discussed more fully in the discussion of our segments below.

Cost of Products Sold

Cost of products sold decreased by $92.8 million, or 12.9%, to $629.0 million for the year ended December 31, 2024 from $721.8 million in 2023. The decrease was due to $66.3 million in lower volume and mix partially offset by the impact of the ITU acquisition and $30.6 million in lower pass-through chassis costs, partially offset by $4.1 million in higher manufacturing and other costs.

Gross Profit

Gross profit increased by $6.8 million, or 4.5%, to $157.2 million in 2024 from $150.4 million in 2023. The increase was due to $10.9 million in favorable mix on lower volume including contributions from the ITU acquisition, partially offset by $4.1 million in higher manufacturing and other costs. Gross margin increased to 20.0% in 2024 from 17.2% over 2023 due to the items mentioned above.

Operating Expenses

Operating expenses for the year ended December 31, 2024 increased by $9.5 million, or 6.6%, to $153.1 million from $143.6 million in 2023. Research and development expense decreased $8.9 million in 2024 primarily related to EV development initiatives as the program moved into production. Selling, general and administrative expense increased by $18.4 million, or 15.5%, to $136.8 million in 2024 from $118.4 million in 2023 primarily driven by $4.7 million related to the ITU acquisition and associated costs, $8.3 million of professional services cost relating to the impending merger transaction with Aebi Schmidt, increase in environmental reserves and other employee costs.

Other Income and Expense

Interest expense for the year ended December 31, 2024 increased by $2.0 million to $8.5 million from $6.5 million in 2023. The increase was due to additional borrowings and higher borrowing costs on our variable rate debt. Other income was $2.2 million, due to insurance proceeds received, for the year ended December 31, 2024 compared to $0.5 million for the year ended December 31, 2023.

Income Tax Expense (Benefit)

Income tax expense (benefit) from continuing operations for the year ended December 31, 2024 was an expense of $0.6 million as compared to the prior year benefit of ($5.8) million. The year-over-year change was mainly due to a $1.7 million reduction in the benefit for research and development credits, a $1.2 million tax expense for stock compensation that vested at a value below the issue price, and a $2.5 million benefit in 2023 related to reductions in unrecognized tax benefits.

Net income (loss)

Net income (loss) for the year ended December 31, 2024 decreased by $9.3 million, or 143.0%, to a loss of ($2.8) million compared to net income of $6.5 million in 2023. Diluted earnings (loss) per share decreased $0.27 to ($0.08) in 2024 compared to $0.19 per share in 2023. Driving this decrease were the factors noted above.

Our Segments

This Form 10-K presents Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is a non-GAAP financial measure when presented on a consolidated basis. This non-GAAP measure is calculated by excluding items that we believe to be infrequent or not indicative of our underlying operating performance, as well as certain non-cash expenses. We define Adjusted EBITDA as income (loss) from continuing operations before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, transaction related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

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

The following table reconciles Net income (loss) to Adjusted EBITDA for the periods indicated.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss)	$(2,795)	$6,464
Net loss attributable to non-controlling interest	-	32
Interest expense	8,540	6,527
Income tax expense (benefit)	566	(5,768)
Depreciation and amortization expense	20,252	16,953
Restructuring and other related charges	1,324	1,741
Transaction related expenses and adjustments	10,154	440
Non-cash stock-based compensation expense	10,250	7,834
Loss from write-off of assets	147	1,872
Legacy legal matters	2,000	956
Non-recurring professional fees	-	288
CEO transition	147	2,629
Gain from insurance settlement	(1,737)	-
Adjusted EBITDA	$48,848	$39,968

Our FVS segment focuses on designing and manufacturing walk-in vans for the parcel delivery, mobile retail, and trades and construction industries; the production of commercial truck bodies, upfit services, and supply of related aftermarket parts and services under the Utilimaster brand name.

Our SV segment consists of service bodies and upfit operations, operations that engineer and manufacture motorhome chassis, other specialty chassis and distribution of related aftermarket parts and assemblies. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand.

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

For certain financial information related to each segment, see “Note 16 – Business Segments” of the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Fleet Vehicles and Services

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$434,193	100.0%	$541,638	100.0%
Adjusted EBITDA	$31,188	7.2%	$30,326	5.6%
Segment assets	$201,544		$241,546

Sales in our FVS segment decreased by $107.4 million, or 19.8%, to $434.2 million in 2024 from $541.6 million in 2023. This decrease was primarily attributable to a sales volume decrease due to softening in the walk-in-van markets and lower pass-through chassis sales, partially offset by higher upfit volume.

Adjusted EBITDA in our FVS segment was $31.2 million for the year ended December 31, 2024, an increase of $0.9 million compared to $30.3 million for the year ended December 31, 2023. This increase was primarily attributable to $10.9 million favorable mix and $1.1 million higher productivity net of material, labor costs and other costs, partially offset by $11.1 million in lower volume.

FVS segment assets decreased $36.8 million primarily attributable to a $28.7 million decrease in inventories and contract assets driven by decreased sales and the completion of in-process orders, partially offset by a $3.0 million increase in accounts receivable.

Order backlog for our FVS segment decreased by $80.2 million, or 24.7%, to $244.8 million at December 31, 2024 compared to $325.0 million at December 31, 2023. This decrease was primarily due to softer parcel delivery vehicle demand. Our backlog enables visibility into future sales which can normally range from two to twelve months depending on the product.

Specialty Vehicles

Segment Financial Data (Dollars in Thousands)	Year Ended December 31,
	2024		2023
	Amount	Percentage	Amount	Percentage

Sales	$347,888	100.0%	$334,743	100.0%
Adjusted EBITDA	$67,290	19.3%	$66,186	19.8%
Segment assets	$274,337		$213,509

Sales in our SV segment increased by $13.2 million or 3.9%, to $347.9 million in 2024 compared to $334.7 million in 2023. This increase was primarily attributable higher service body sales including the impact of the ITU acquisition, partially offset by lower motorhome chassis market demand and a decline in other specialty vehicle sales.

Adjusted EBITDA for our SV segment was $67.3 million for the year ended December 31, 2024, an increase of $1.1 million compared to $66.2 million for the year ended December 31, 2023. This increase was primarily attributable to $4.9 million of favorable pricing and mix, $1.0 million higher volume including the impact of the ITU acquisition, partially offset by $4.8 million of higher manufacturing and other costs.

SV segment assets increased $60.9 million primarily attributable to a $ 15.2 million increase in goodwill and $14.0 million increase in intangible assets driven by the ITU acquisition, a $16.3 million increase in accounts receivable and contract assets and a $7.9 million increase in inventories driven by higher volume and the timing of raw material and component purchases as well as the completion of orders.

Order backlog for our SV segment decreased by $15.8 million, or 18.8%, to $68.5 million at December 31, 2024 compared to $84.3 million at December 31, 2023. This decrease was due to lower motorhome orders, partially offset by the impact of the ITU acquisition. Our backlog enables visibility into future sales which can normally range from less than one month to twelve months depending on the product.

Liquidity and Capital Resources

Cash Flows

Our cash flows from operating, investing and financing activities, as reflected in the Consolidated Statements of Cash Flows appearing in Item 8 of this Form 10-K, are summarized in the following table (in thousands):

	Year Ended December 31,
	2024	2023
Cash provided by (used in):
Operating activities	$30,056	$56,244
Investing activities	(61,197)	(21,114)
Financing activities	36,964	(36,721)
Net increase (decrease) in cash and cash equivalents	$5,823	$(1,591)

During 2024, cash and cash equivalents increased by $5.8 million to a balance of $15.8 million as of December 31, 2024. These funds, in addition to cash generated from future operations and available credit facilities, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We generated $30.1 million of cash from operating activities during the year ended December 31, 2024, a decrease in cash provided of $26.1 million from $56.2 million of cash provided by operating activities during the year ended December 31, 2023. The $30.1 million of cash generated in 2024 was driven by a $22.2 million net inflow related to income adjusted for non-cash charges to operations and a $7.9 million net inflow related to the change in net working capital. The change in working capital in 2024 was driven by a $17.4 million inflow related to decreased receivables and contract assets and inventories primarily attributable to the completion of in process vehicles, partially offset by a $6.7 million outflow related to decreased payables primarily attributable to timing of payments within the period and a $2.8 million net outflow related to a net increase in remaining other assets and liabilities, including accrued compensation and warranty.

Cash Flow from Investing Activities

We used $61.2 million in investing activities during the year ended December 31, 2024, a $40.1 million increase compared to the $21.1 million used during the year ended December 31, 2023. The increase in cash used in investing activities is primarily attributable to $47.1 million increase in acquisition of businesses, partially offset by $7.0 million of decreased capital expenditures.

Cash Flow from Financing Activities

We generated $37.0 million of cash through financing activities during the year ended December 31, 2024, compared to $36.7 million used during the year ended December 31, 2023. The $73.7 million increase in cash generated by financing activities is primarily attributable to $51.0 million of decreased repayments on long-term debt net of borrowings and $19.0 million of decreased purchase and retirement of common stock and $3.5 million of decreased exercise and vesting of stock incentive awards.

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

On September 27, 2024, the Company received the final approval from the EPA to settle this matter for $2.0 million. We paid the settlement in full in October of 2024.

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

Under the Credit Agreement, we may borrow up to $300.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $10.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 2.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.2% (or one-month SOFR including a credit spread adjustment plus 1.75%) at December 31, 2024. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1.9 million and $1.6 million, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $78.0 million and $83.2 million at December 31, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. Our net leverage ratio limits available borrowings. At December 31, 2024 and December 31, 2023, we were in compliance with all covenants in our Credit Agreement.

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

Our future contractual obligations, as described above, are summarized below.

	Payments Due by Period (in thousands)
		Less than			More than
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Debt (1)	$106,289	5,890	100,399	-	-
Operating lease obligations	48,226	10,924	15,336	8,762	13,204
Total contractual obligations	$154,515	$16,814	$115,735	$8,762	$13,204

(1)

Debt includes revolving credit facility estimated interest payments and payments on finance leases. The interest payments on the related variable rate debt were calculated using the effective interest rate of 6.2% at December 31, 2024.

Equity Securities

February 22, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date. We believe that we have sufficient resources to fund any potential stock buyback in which we may engage over the long-term, although we are currently restricted from repurchasing our common stock under the terms of the Merger Agreement.

Dividends

We paid dividends on our outstanding common shares in 2024 and 2023 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Oct. 30, 2024	Nov. 15, 2024	Dec. 16, 2024	0.05
Aug. 2, 2024	Aug. 16, 2024	Sep. 16, 2024	0.05
May 3, 2024	May 17, 2024	Jun. 17, 2024	0.05
Feb. 1, 2024	Feb. 16, 2024	Mar. 18, 2024	0.05
Oct. 31, 2023	Nov. 16, 2023	Dec. 15, 2023	0.05
Aug. 2, 2023	Aug. 17, 2023	Sep. 18, 2023	0.05
May 2, 2023	May 17, 2023	Jun. 20, 2023	0.05
Jan. 31, 2023	Feb. 17, 2023	Mar. 17, 2023	0.05

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

We determine the estimated fair values using information available to us and engage independent third-party valuation specialists when necessary. Accounting for such acquisitions requires us to make significant assumptions and estimates, typically regarding projections of sales, cash flows, and discount rates. These significant assumptions and estimates are adjusted during the measurement period for a period of up to one year after the acquisition date. Costs incurred to effect an acquisition, such as legal, accounting, valuation or other third-party costs, as well as internal general and administrative costs incurred are charged to expense in the periods incurred.

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

We estimate the fair value of acquired intangible assets using various valuation techniques. The primary valuation techniques used include forms of the income approach, specifically the relief-from-royalty and multi-period excess earnings valuation methods. Under these valuation approaches, we are required to make estimates and assumptions from a market participant perspective, which may include revenue growth rates, estimated earnings, royalty rates, contributory asset charges, customer attrition and discount rates. Under the multi-period excess earnings method, value is estimated as the present value of the benefits anticipated from ownership of the asset, in excess of the returns required on the investment in contributory assets that are necessary to realize those benefits. The intangible asset’s estimated earnings are determined as the residual earnings after quantifying estimated earnings from contributory assets. Under the relief-from-royalty method, we calculate the cost savings associated with owning rather than licensing the assets. Assumed royalty rates are applied to projected revenue for the remaining useful lives of the assets to estimate the royalty savings.

As of October 1, 2024, the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles. We performed a quantitative impairment test by comparing the fair value of each reporting unit with its carrying amount, including goodwill and concluded no risk of impairment for both reporting units.

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

See “Note 5 – Goodwill and Intangible Assets” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further details on our goodwill and indefinite-lived intangible assets.

Warranties

Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects actual historical warranty cost, which is accumulated on specific identifiable units. From that point, there is a projection of the expected future cost of honoring our obligations under the warranty agreements. Historically, the cost of fulfilling our warranty obligations has principally involved replacement parts and labor for field retrofit campaigns and recalls, which increase the reserve. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 10 – Commitments and Contingent Liabilities” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K for further information regarding warranties.

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

On October 8, 2021, the OECD announced that members of the OECD/G20 Inclusive Framework on Base Erosion and Profit Shifting (the “Inclusive Framework”) agreed to a two-pillar solution to address the tax challenges associated with the digitalization of the economy. On December 20, 2021, the OECD released the Pillar Two model rules, which define the global minimum tax and call for the taxation of large corporations at a minimum rate of 15 percent. The OECD has since issued commentary and additional administrative guidance related to the Inclusive Framework agreement. The Company has evaluated the enacted legislation and concluded that it is not currently within the scope of Pillar Two. We will continue to monitor regulatory developments to assess potential impacts on our consolidated financial statements as additional guidance is released.”

New and Pending Accounting Policies

See “Note 1 – Nature of Operations and Basis of Presentation” in the Notes to Consolidated Financial Statements appearing in Item 8 of this Form 10-K.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At December 31, 2024, we had $95.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $1.0 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 7 of this Form 10-K for information on the impacts of changes in input costs during the year ended December 31, 2024.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of The Shyft Group, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Shyft Group, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, shareholders' equity, and cash flows, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Quantitative assessment of goodwill impairment – Refer to Notes 1 and 5 to the consolidated financial statements

Critical Audit Matter Description

The Company conducts its annual goodwill impairment test on October 1 of each year and monitors for interim triggering events on an ongoing basis. The fair value of the reporting unit is determined by estimating the future cash flows of the reporting unit to which the goodwill relates, and then discounting the future cash flows at a market-participant-derived weighted average cost of capital (“WACC”). The fair value estimates contain uncertainties as they require management to make assumptions including, but not limited to future cash flows of its reporting units and an appropriate WACC. The Company performed a quantitative assessment of goodwill assigned to the Fleet Vehicles and Services and Specialty Vehicles reporting units.

The Company’s goodwill balance was $64.1 million as of December 31, 2024, of which $15.3 million was allocated to the Fleet Vehicles and Services reporting unit (“FVS”) and $48.8 million was allocated to the Specialty Vehicles reporting unit (“SV”) (collectively referred to as the “reporting units”). The estimated fair value for both reporting units exceeded their carrying value.

Given the significant judgments made by management to estimate the fair value of the reporting units, performing audit procedures to evaluate the reasonableness of management’s assumptions related to future cash flows and WACC required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to future cash flows and WACC for the reporting units included the following, among others:

• We tested the effectiveness of controls over the Company’s goodwill impairment test and determination of related assumptions, including those over future cash flows and WACC.

• We evaluated management’s ability to forecast future cash flows by comparing actual reporting unit results to management’s historical forecasts.

• We evaluated the reasonableness of management’s forecast of future cash flows by comparing the estimate of future cash flows to:

• Historical sales and EBITDA

• Internal communications to management and the Board of Directors

• Forecasted information included in Company press releases, analyst and industry reports of the Company and companies in its peer group.

• With the assistance of our fair value specialists, we tested the underlying source information, and the mathematical accuracy of the estimate of future cash flows within the fair value calculations.

• With the assistance of our fair value specialists, we evaluated the WACC by:

• Testing the underlying source information and the mathematical accuracy of the calculation

• Developing a range of independent estimates and compared those to the rate used by management.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 20, 2025

We have served as the Company's auditor since 2021.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$15,780	$9,957
Accounts receivable, less allowance of $533 and $276	86,677	79,573
Contract assets	40,896	50,305
Inventories	109,859	105,135
Other receivables – chassis pool agreements	37,032	34,496
Other current assets	7,346	7,462
Total current assets	297,590	286,928
Property, plant and equipment, net	81,067	83,437
Right of use assets – operating leases	41,101	45,827
Goodwill	64,094	48,880
Intangible assets, net	59,064	45,268
Net deferred tax assets	23,545	17,300
Other assets	2,287	2,409
TOTAL ASSETS	$568,748	$530,049

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$95,128	$99,855
Accrued warranty	7,653	7,231
Accrued compensation and related taxes	16,198	13,526
Contract liabilities	3,553	4,756
Operating lease liability	9,677	10,817
Other current liabilities and accrued expenses	12,798	11,965
Short-term debt – chassis pool agreements	37,032	34,496
Current portion of long-term debt	235	185
Total current liabilities	182,274	182,831
Other non-current liabilities	9,772	8,184
Long-term operating lease liability	33,156	36,724
Long-term debt, less current portion	95,223	50,144
Total liabilities	320,425	277,883
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 34,917 and 34,303 outstanding	99,752	93,705
Retained earnings	148,571	158,461
Total shareholders' equity	248,323	252,166
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$568,748	$530,049

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31
	2024	2023	2022

Sales	$786,176	$872,198	$1,027,164
Cost of products sold	628,986	721,840	846,731
Gross profit	157,190	150,358	180,433

Operating expenses:
Research and development	16,319	25,185	25,324
Selling, general and administrative	136,764	118,420	107,600
Total operating expenses	153,083	143,605	132,924

Operating income	4,107	6,753	47,509

Other income (expense):
Interest expense	(8,540)	(6,527)	(2,833)
Other income (expense)	2,204	470	(750)
Total other expense	(6,336)	(6,057)	(3,583)

Income (loss) before income taxes	(2,229)	696	43,926
Income tax expense (benefit)	566	(5,768)	7,368
Net income (loss)	(2,795)	6,464	36,558
Less: net (loss) attributable to non-controlling interest	-	(32)	-

Net income (loss) attributable to Shyft Group, Inc.	$(2,795)	$6,496	$36,558

Basic earnings (loss) per share	$(0.08)	$0.19	$1.04
Diluted earnings (loss) per share	$(0.08)	$0.19	$1.03

Basic weighted average common shares outstanding	34,427	34,721	35,073

Diluted weighted average common shares outstanding	34,427	34,861	35,494

See accompanying Notes to Consolidated Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(In thousands, except per share data)

	Number of Shares	Common Stock	Retained Earnings	Non- Controlling Interest	Total Shareholders' Equity

Balance at January 1, 2022	35,416	$95,375	$171,379	$101	$266,855
Issuance of common stock and tax impact of stock incentive plan	18	(8,414)	-	-	(8,414)
Dividends declared ($0.20 per share)	-	-	(7,135)	-	(7,135)
Purchase and retirement of common stock	(607)	(1,598)	(25,191)	-	(26,789)
Issuance of restricted stock, net of cancellation	239	-	-	-	-
Stock-based compensation expense	-	7,619	-	-	7,619
Net income	-	-	36,558	-	36,558
Balance at December 31, 2022	35,066	$92,982	$175,611	$101	$268,694
Issuance of common stock and tax impact of stock incentive plan	21	(4,460)	-	-	(4,460)
Dividends declared ($0.20 per share)	-	-	(7,101)	-	(7,101)
Purchase and retirement of common stock	(1,023)	(2,651)	(16,545)	-	(19,196)
Distribution to Non-controlling interest owner	-	-	-	(69)	(69)
Issuance of restricted stock, net of cancellation	239	-	-	-	-
Stock-based compensation expense	-	7,834	-	-	7,834
Net income (loss)	-	-	6,496	(32)	6,464
Balance at December 31, 2023	34,303	$93,705	$158,461	$-	$252,166
Issuance of common stock and tax impact of stock incentive plan	48	(4,203)	-	-	(4,203)
Dividends declared ($0.20 per share)	-	-	(7,095)	-	(7,095)
Issuance of restricted stock, net of cancellation	566	-	-	-	-
Stock-based compensation expense	-	10,250	-	-	10,250
Net loss	-	-	(2,795)	-	(2,795)
Balance at December 31, 2024	34,917	$99,752	$148,571	$-	$248,323

See accompanying Notes to Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$(2,795)	$6,464	$36,558
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	20,252	16,953	14,774
Non-cash stock based compensation expense	10,250	7,834	7,619
Deferred income taxes	(6,245)	(6,911)	(5,510)
Loss on disposal of assets	677	389	826
Changes in accounts receivable and contract assets	11,372	72,857	(93,989)
Changes in inventories	5,988	(4,975)	(32,977)
Changes in accounts payable	(6,687)	(27,963)	41,302
Changes in accrued compensation and related taxes	(586)	(908)	(4,630)
Changes in accrued warranty	422	70	1,186
Changes in other assets and liabilities	(2,592)	(7,566)	15,998
Net cash provided by (used in) operating activities	30,056	56,244	(18,843)

Cash flows from investing activities:
Purchases of property, plant and equipment	(13,661)	(20,733)	(20,564)
Proceeds from sale of property, plant and equipment	95	119	148
Acquisition of businesses, net of cash acquired	(47,631)	(500)	-
Net cash used in investing activities	(61,197)	(21,114)	(20,416)

Cash flows from financing activities:
Proceeds from long-term debt	150,000	132,500	145,000
Payments on long-term debt	(105,000)	(138,500)	(89,000)
Payments of dividends	(6,976)	(7,109)	(7,148)
Purchase and retirement of common stock	(113)	(19,083)	(26,789)
Exercise and vesting of stock incentive awards	(947)	(4,460)	(8,414)
Distribution to non-controlling interest owner	-	(69)	-
Net cash provided by (used in) financing activities	36,964	(36,721)	13,649

Net increase (decrease) in cash and cash equivalents	5,823	(1,591)	(25,610)
Cash and cash equivalents at beginning of year	9,957	11,548	37,158
Cash and cash equivalents at end of year	$15,780	$9,957	$11,548

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

The Aebi Schmidt Transaction

On December 16, 2024, we entered into that certain Agreement and Plan of Merger, dated as of December 16, 2024 (the “Merger Agreement”), by and among the Company, Aebi Schmidt Holding AG, a Switzerland Aktiengesellschaft (“Aebi Schmidt”), ASH US Group, LLC, a Delaware limited liability company and direct, wholly owned subsidiary of Aebi Schmidt (“Holdco”), and Badger Merger Sub, Inc., a Michigan corporation and direct, wholly owned subsidiary of Holdco (“Merger Sub”), pursuant to which, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company (the “Merger”, and the time at which the Merger is effective, the “Effective Time”), with the Company surviving the Merger as a direct, wholly owned subsidiary of Holdco and as an indirect, wholly owned subsidiary of Aebi Schmidt (the transactions contemplated by the Merger Agreement, the “Transactions”).

At the Effective Time, each share of our common stock issued and outstanding as of immediately prior to the Effective Time (other than any shares of our common stock that are held as of immediately prior to the Effective Time by Holdco, Aebi Schmidt, Merger Sub or any of their respective subsidiaries) will automatically be converted into the right to receive 1.040166432 fully paid and nonassessable shares of common stock, par value $1.00 per share, of Aebi Schmidt (“Aebi Schmidt Common Stock”), on the terms and subject to the conditions set forth in the Merger Agreement.

Following the closing of the Transactions (the “Closing”), the holders of shares of our common stock as of immediately prior to the Effective Time will own approximately 48% of the issued and outstanding shares of Aebi Schmidt Common Stock and the holders of shares of Aebi Schmidt Common Stock as of immediately prior to the Effective Time will own approximately 52% of the issued and outstanding shares of Aebi Schmidt Common Stock.

As of immediately following the Effective Time, the board of directors of Aebi Schmidt (the “Aebi Schmidt Board”) will be composed of eleven members, six of whom will be designated by Aebi Schmidt and five of whom will be designated by the Company. James A. Sharman, the Chairman of our Board of Directors as of immediately prior to the Effective Time, will serve as the Chairman of the Aebi Schmidt Board following the Effective Time. The Merger Agreement includes a covenant requiring the Company and Aebi Schmidt to cooperate in good faith until the Closing to agree on a new name and ticker symbol for Aebi Schmidt.

The Closing is is expected to occur in mid-2025, subject to certain closing conditions, including, among others, (a) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (b) the approval by a two-thirds majority of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt of the Transactions and debt financing, (c) the expiration or termination of any waiting periods (or any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (d) the receipt of certain required regulatory consents, approvals, non-disapprovals and other authorizations under certain applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement. The obligation of the Company to consummate the Closing is further conditioned on Aebi Schmidt obtaining debt financing substantially concurrently with the Closing.

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

Revenue for parts sales for all segments is recognized at the time that control has passed to the customer, which is generally when the ordered part is shipped to the customer. Historical return rates on parts sales have been immaterial.

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

Property, Plant and Equipment. Property, plant and equipment is stated at cost and the related assets are depreciated over their estimated useful lives on a straight-line basis for financial statement purposes and an accelerated method for income tax purposes. Cost includes an amount of interest associated with significant capital projects. Estimated useful lives range from 20 years for buildings and improvements, three to 15 years for plant machinery and equipment, three to seven years for furniture and fixtures and three to five years for vehicles. Leasehold improvements are depreciated over the shorter of the lease term or the estimated useful life of the asset. Maintenance and repair costs are charged to earnings, while expenditures that increase asset lives are capitalized. We review our property, plant and equipment, along with all other long-lived assets that have finite lives, including finite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. See “Note 6 – Property, Plant and Equipment” for further information on our property and equipment.

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

Significant judgments inherent in these assessments and analyses include assumptions about macroeconomic and industry conditions, appropriate sales growth rates, WACC and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change because of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade names. See “Note 5 – Goodwill and Intangible Assets” for further details on our goodwill and other intangible assets.

Warranties. Our policy is to record a provision for the estimated cost of warranty-related claims at the time of the sale, and periodically adjust the warranty liability to reflect actual experience. The amount of warranty liability accrued reflects management’s best estimate of the expected future cost of honoring our obligations under the warranty agreements. Expense related to warranty liabilities accrued for product sales, as well as adjustments to pre-existing warranty liabilities, are reflected within Cost of products sold on our Consolidated Statements of Operations. Our estimates are based on historical experience, the number of units involved, and the extent of features and components included in product models. See “Note 10 – Commitments and Contingent Liabilities” for further information regarding warranties.

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

Interest and penalties attributable to income taxes are recorded as a component of income taxes. See “Note 8 – Taxes on Income” for further details on our income taxes.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Earnings Per Share. Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations. See “Note 13– Stock-Based Compensation” and “Note 15 – Earnings Per Share” for further details.

Stock-Based Compensation. Stock based compensation cost for equity-based awards is measured on the grant date based on the estimated fair value of the award at that date, and is recognized over the requisite service period, net of estimated forfeitures. Fair value of restricted stock awards, restricted stock units and performance stock units subject to a performance condition is based upon the quoted market price of the common stock on the date of grant. Fair value of performance stock units subject to a market condition is calculated using the Monte Carlo simulation model. Our stock-based compensation plans are described in more detail in “Note 13 – Stock Based Compensation”.

Fair Value. We are required to disclose the estimated fair value of our financial instruments. The carrying value at December 31, 2024 and 2023 of cash and cash equivalents, accounts receivable and accounts payable approximate their fair value due to their short-term nature. The carrying value of variable rate debt instruments approximate their fair value based on their relative terms and market rates.

Segment Reporting. We identify our reportable segments based on our management structure and the financial data utilized by the chief operating decision maker to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles. More detailed information about our reportable segments can be found in “Note 16 – Business Segments”.

Supplemental Disclosures of Cash Flow Information. Cash paid for interest was $8,011, $5,620 and $2,176 for 2024, 2023, and 2022. Cash paid for income taxes, net of refunds, was $5,071, $5,585 and $1,319 for 2024, 2023, and 2022. Non-cash investing included $1,151 of capital expenditures in 2024, $5,585 in 2023, and $2,489 in 2022. The Company has Chassis Pool Agreements, where it participates in a chassis converter pool that is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See “Note 12 – Debt” for further information about the Chassis Pool Agreements. On  July 24, 2024, the Company acquired 100% of the outstanding membership interests of ITU Holdings, Inc. and its subsidiary Independent Truck Upfitters, LLC, which included non-cash consideration for 2024 of up to an additional $8,000 earn-out amount subject to meeting certain performance criteria within the first two years after the acquisition. In 2024, non-cash financing included $3,257 of taxes withheld associated with the vesting of stock incentive awards.

Recently Adopted Accounting Standards. In  November 2023, the FASB issued Accounting Standards Update No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve financial reporting by requiring disclosure of incremental segment information on an annual and interim basis for all public entities to enable investors to develop more decision-useful financial analyses. The amendments in ASU 2023-07 are effective for fiscal years beginning after  December 15, 2023, and interim periods within fiscal years beginning after  December 15, 2024. We adopted ASU 2023-07 as of December 31, 2024 and applied the amendments retrospectively to all prior periods presented in the financial statements.

Recently issued accounting pronouncements not yet adopted. In November 2024, the FASB issued ASU No. 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40). The ASU requires the disaggregated disclosure of specific expense categories, including purchases of inventory, employee compensation, depreciation, and amortization, within relevant income statement captions. This ASU also requires disclosure of the total amount of selling expenses along with the definition of selling expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027. Adoption of this ASU can either be applied prospectively to consolidated financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the consolidated financial statements. Early adoption is also permitted. This ASU will result in the required additional disclosures being included in our consolidated financial statements, once adopted. We are currently evaluating the provisions of this ASU.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 – ACQUISITION ACTIVITIES

On  July 24, 2024, the Company acquired 100% of the outstanding membership interests of ITU Holdings, Inc. and its subsidiary Independent Truck Upfitters, LLC (collectively “ITU”) for cash consideration of $50,889 and up to an additional $8,000 earn-out amount subject to meeting certain performance criteria within the first two years after the acquisition. ITU serves utility, construction, and fleet management companies with custom solutions, including bodies, crane packages, liftgates, and aftermarket accessories for commercial work trucks. Specializing in larger vehicles and complex service body upfitting, ITU enables Shyft to enter new markets and capture a greater share of higher class-sized products.

In December 2024, the Company received a partial payment for net working capital adjustment, resulting in a decrease in the cash consideration and to the purchase price of $1,000. The purchase price was funded with cash on hand and borrowings under our existing credit facility. We recorded pretax charges totaling $1,576 in 2024 for legal expenses and other transaction costs related to the acquisition, which were reported in Selling, general and administrative expense on the Condensed Consolidated Statements of Operations. ITU is part of our Specialty Vehicle segment.

The ITU acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, backlog, trade names and trademarks, unpatented technology and non-competition agreements. The excess of the purchase price over the estimated fair values of the tangible and intangible assets acquired of $15,214 was recorded as goodwill, which is expected to be deductible for tax purposes.

In accordance with ASC 805, the allocation of the purchase price for the acquisition of ITU is preliminary and subject to adjustment during the measurement period, which may extend up to one year from the acquisition date. The initial allocation of assets acquired and liabilities assumed is based on preliminary estimates and assumptions, and as such, the values assigned to certain working capital balances, identifiable intangible assets, and contingent liabilities may be adjusted as additional information becomes available. These adjustments could result in changes to the amounts recognized in the consolidated financial statements, including potential adjustments to goodwill. The Company will continue to refine its estimates and assumptions as it obtains more information, and any adjustments identified during the measurement period will be recognized in the reporting period in which the adjustments are determined.

The preliminary purchase price was comprised of the following:

Preliminary purchase price:
Cash paid	$49,889
Fair value of contingent consideration	4,300
Total preliminary purchase price	$54,189

The Company recorded a current and a non-current contingent consideration liability for the earn-out at a fair value of $2,680 and $1,620, respectively, as of December 31, 2024. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon performance criteria based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the performance criteria, and expected timing of payments.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As of  December 31, 2024, the preliminary purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$2,259
Accounts receivable	8,726
Contract assets	341
Inventory	10,711
Other current assets	13
Property, plant and equipment	5,525
Right of use assets-operating leases	33
Other assets	5
Intangible assets	18,650
Goodwill	15,214
Total assets acquired	61,477

Accounts payable	(6,395)
Contract liabilities	(17)
Operating lease liabilities	(6)
Other current liabilities and accrued expenses	(843)
Long-term operating lease liability	(27)
Total liabilities assumed	(7,288)
Total fair value allocation of preliminary purchase price	$54,189

Intangible assets totaling $18,650 have provisionally been assigned to customer relationships, backlog, trade names and trademarks, unpatented technology and non-competition agreements as a result of the acquisition and consist of the following (in thousands):

	Amount	Useful Life (in years)	Weighted Average Amortization Period (in years)
Customer relationships	$11,800	13	8.2
Backlog	1,600	1	0.1
Trade names and trademarks	1,600	6	0.5
Unpatented technology	3,400	10	1.8
Non-competition agreements	250	5	0.1
	$18,650		10.7

The Company amortizes the customer relationships utilizing an accelerated approach and amortizes backlog, trade names and trademarks, unpatented technology and non-competition agreement assets utilizing a straight-line approach. Amortization expense, as a part of Selling, general and administrative expense as presented on the Consolidated Statement of Operations, was $1,378 for 2024.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 – REVENUE

Contract Assets and Liabilities

The tables below disclose changes in contract assets and liabilities as of the periods indicated.

	December 31, 2024	December 31, 2023
Contract Assets
Contract assets, beginning of year	$50,305	$86,993
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(50,193)	(86,627)
Contract assets recognized, net of reclassification to receivables	40,784	49,939
Contract assets, end of year	$40,896	$50,305

Contract Liabilities
Contract liabilities, beginning of year	$4,756	$5,255
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(4,602)	(5,182)
Cash received in advance and not recognized as revenue	3,399	4,683
Contract liabilities, end of year	$3,553	$4,756

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the FVS and SV segments are $244,784 and $68,460, respectively, with substantially all revenue expected to be recognized within one year as of December 31, 2024.

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

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition for the years ended December 31, 2024, 2023, and 2022. The tables also include a reconciliation of the disaggregated revenue with the reportable segments.

	Year Ended December 31, 2024
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$386,671	$346,979	$733,650	$4,095	$737,745
Other	47,522	909	48,431	-	48,431
Total sales	$434,193	$347,888	$782,081	$4,095	$786,176

Timing of revenue recognition
Products transferred at a point in time	$66,855	$130,001	$196,856	$4,268	$201,124
Products and services transferred over time	367,338	217,887	585,225	(173)	585,052
Total sales	$434,193	$347,888	$782,081	$4,095	$786,176

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Year Ended December 31, 2023
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$517,116	$334,559	$851,675	$(4,183)	$847,492
Other	24,522	184	24,706	-	24,706
Total sales	$541,638	$334,743	$876,381	$(4,183)	$872,198

Timing of revenue recognition
Products transferred at a point in time	$54,566	$147,766	$202,332	$467	$202,799
Products and services transferred over time	487,072	186,977	674,049	(4,650)	669,399
Total sales	$541,638	$334,743	$876,381	$(4,183)	$872,198

	Year Ended December 31, 2022
	FVS	SV	Total Reportable Segments	Eliminations and Other	Total
Primary geographical markets
United States	$639,441	$386,536	$1,025,977	$(6,483)	$1,019,494
Other	7,562	108	7,670	-	7,670
Total sales	$647,003	$386,644	$1,033,647	$(6,483)	$1,027,164

Timing of revenue recognition
Products transferred at a point in time	$41,750	$208,645	$250,395	$-	$250,395
Products and services transferred over time	605,253	177,999	783,252	(6,483)	776,769
Total sales	$647,003	$386,644	$1,033,647	$(6,483)	$1,027,164

NOTE 4 – INVENTORIES

Inventories are summarized as follows:

	December 31,
	2024	2023
Finished goods	$7,654	$9,374
Work in process	3,304	2,543
Raw materials and purchased components	98,901	93,218
Total Inventories	$109,859	$105,135

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

As of October 1, 2024, the most recent annual goodwill impairment assessment date, two reporting units were determined for goodwill impairment testing: Fleet Vehicles and Services and Specialty Vehicles. We performed a quantitative impairment test by comparing the fair value of each reporting unit with its carrying amount, including goodwill and concluded no risk of impairment for both reporting units.

As discussed in “Note 1 – Nature of Operations and Basis of Presentation” there are significant judgments inherent in our impairment assessments and discounted cash flow analyses. These discounted cash flow analyses are most sensitive to the WACC assumption.

The change in the carrying amount of goodwill for the year ended December 31, 2024 and 2023 were as follows (in thousands):

	FVS		SV		Total
	December 31,		December 31,		December 31,
	2024	2023	2024	2023	2024	2023
Goodwill, beginning of year	$15,323	$15,323	$33,557	$33,557	$48,880	$48,880
Acquisition and measurement period adjustments	-	-	15,214	-	15,214	-
Goodwill, end of year	$15,323	$15,323	$48,771	$33,557	$64,094	$48,880

OtherIntangible Assets

At December 31, 2024, we had other intangible assets, including customer and dealer relationships, non-compete agreements, trade names, trademarks, unpatented technology, patented technology. Certain non-compete agreements and certain other intangible assets are being amortized over their expected remaining useful lives based on the pattern of estimated after-tax operating income generated, or on a straight-line basis. Unpatented technology, patented technology and certain non-compete agreements are amortized utilizing a straight-line approach over the estimated useful lives. We amortize the customer relationships utilizing an accelerated approach over the estimated remaining life. The Royal, DuraMag, Magnum, Utilimaster and Strobes-R-Us trade names and trademarks are considered to have indefinite lives and are not amortized.

We evaluate the recoverability of our indefinite lived intangible assets, which, as of October 1, 2024, consisted of our Royal, DuraMag and Magnum trade names, by comparing the estimated fair value of the trade names with their carrying values. We estimate the fair value of our trade names based on estimates of future royalty payments that are avoided through our ownership of the trade name, discounted to their present value. In determining the estimated fair value of the trade names, we consider current and projected future levels of sales based on our plans for these trade name branded products, business trends, prospects and market and economic conditions. The fair value of our Royal, DuraMag and Magnum trade names exceeded their carrying values, and therefore do not result in an impairment. We qualitatively assessed Utilimaster and Strobes-R-Us trade names and trademarks and found no indicators of impairment.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The following table provides information regarding our other intangible assets:

	As of December 31, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Customer relationships	$50,880	$18,240	$32,640	$39,080	$15,068	$24,012
Unpatented technology	3,940	403	3,537	540	195	345
Patented technology	2,200	1,444	756	2,200	1,169	1,031
Non-compete agreements	3,230	2,876	354	2,980	2,490	490
Trade Names	20,990	116	20,874	19,390	-	19,390
Backlog	1,600	697	903	-	-	-
	$82,840	$23,776	$59,064	$64,190	$18,922	$45,268

We recorded $4,855, $3,810, and $3,903 of intangible asset amortization expense, as a part of Selling, general and administrative expense as presented on the Consolidated Statement of Operations, during 2024, 2023 and 2022.

The estimated remaining amortization associated with finite-lived intangible assets is expected to be expensed as follows:

Amount
2025	5,538
2026	4,508
2027	4,513
2028	4,156
2029	3,865
Thereafter	17,094
Total	$39,674

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	December 31,
	2024	2023
Land and improvements	$14,007	$12,578
Buildings and improvements	57,539	53,789
Plant machinery and equipment	70,840	60,517
Furniture and fixtures	19,500	19,474
Vehicles	2,249	2,015
Construction in process	1,960	10,570
Subtotal	166,095	158,943
Less accumulated depreciation	(85,028)	(75,506)
Total property, plant and equipment, net	$81,067	$83,437

We recorded depreciation expense of $15,397, $13,143, and $10,871 during 2024, 2023, and 2022, respectively. There were no capitalized interest costs in 2024, 2023, or 2022.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 7 – LEASES

We have operating and finance leases for land, buildings and certain equipment. Our leases have remaining lease terms of one year to 15 years, some of which include options to extend the leases for up to 15 years. Our leases do not contain residual value guarantees. As of December 31, 2024 and 2023, assets recorded under finance leases were immaterial (See “Note 12 – Debt”). Lease expense totaled $12,277, $12,673 and $10,603 for the years ended December 31, 2024, 2023 and 2022, respectively.

Operating lease expenses are classified as cost of products sold and operating expenses on the Consolidated Statements of Operations. The components of lease expense were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Operating leases	$10,921	$11,388	$10,302
Short-term leases (1)	1,356	1,285	301
Total lease expense	$12,277	$12,673	$10,603

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

The weighted average remaining lease term and weighted average discount rate were as follows:

	Year ended December 31, 2024	Year ended December 31, 2023
Weighted average remaining lease term of operating leases (in years)	7.0	7.2
Weighted average discount rate of operating leases	3.3%	2.9%

Supplemental cash flow information related to leases was as follows:

	Year ended December 31, 2024	Year ended December 31, 2023	Year ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$11,632	$11,041	$9,500

Right of use assets obtained in exchange for lease obligations:
Operating leases	$5,583	$7,025	$19,159
Finance leases	$444	$95	$304

Maturities of operating lease liabilities as of December 31, 2024 are as follows:

Years ending December 31:
2025	10,924
2026	9,013
2027	6,323
2028	4,675
2029	4,087
Thereafter	13,204
Total lease payments	48,226
Less: imputed interest	(5,393)
Total lease liabilities	$42,833

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 8 – TAXES ON INCOME

Income taxes consist of the following:

	Year Ended December 31,
	2024	2023	2022
Taxes (benefit) on income	$566	$(5,768)	$7,368

Income tax expense (benefit) consists of the following:

	Year Ended December 31,
	2024	2023	2022
Current (benefit):
Federal	$5,471	$(610)	$10,672
State	1,033	1,521	1,960
Foreign	307	231	175
Total current	6,811	1,142	12,807
Deferred (benefit):
Federal	(5,764)	(5,828)	(4,976)
State	(481)	(1,082)	(463)
Total deferred	(6,245)	(6,910)	(5,439)
Total taxes (benefit) on income	$566	$(5,768)	$7,368

Differences between the expected income tax expense derived from applying the federal statutory income tax rate to earnings before taxes on income and the actual tax expense (benefit) are as follows:

	Year Ended December 31,
	2024	2023	2022
Federal income taxes at the statutory rate	$(468)	$146	$9,224
State tax expense, net of federal income tax benefit	363	509	1,132
Increase (decrease) in income taxes resulting from:
Non-deductible compensation	1,021	422	851
Stock based compensation	1,265	(82)	(819)
Foreign-derived intangible income deduction	(492)	(515)	-
EPA settlement	422	-	-
Unrecognized tax benefit adjustment	400	(2,234)	-
Federal research and development tax credit	(1,898)	(3,645)	(2,681)
Other	(47)	(369)	(339)
Total	$566	$(5,768)	$7,368

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Temporary differences which give rise to deferred income tax assets (liabilities) are as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Operating lease liability	$10,873	$11,783
Research and development costs	23,175	19,937
Warranty reserve	1,446	1,164
Inventory costs and reserves	5,400	5,784
Contract assets	3,848	5,181
Stock-based compensation	1,262	1,699
Net operating loss carry-forwards, net of federal income tax benefit	328	504
Compensation related accruals	973	916
Credit carry-forwards net of federal income tax benefit	1,894	1,752
Other	911	857
Total deferred income tax assets	$50,110	$49,577

Deferred income tax liabilities:
Cost offset method	$(5,726)	$(8,304)
Right of use assets	(10,327)	(11,231)
Depreciation	(8,026)	(8,551)
Intangible assets	(965)	(2,709)
Prepaid expenses	(1,521)	(1,482)
Total deferred income tax liabilities	$(26,565)	$(32,277)

Net deferred tax asset	$23,545	$17,300

Based upon an assessment of the available positive and negative evidence at December 31, 2024 and 2023, the total deferred income tax assets are more likely than not to be realized based on the consideration of deferred tax liability reversals and projected future taxable income. Therefore, no valuation allowance was recorded at December 31, 2024 and 2023.

At December 31, 2024 and 2023, we had state tax NOL carry-forwards of $415 and $638, respectively, which expire between years 2029-2043. At December 31, 2024 and 2023, we had state tax credit carry-forwards of $3,162 and $2,938, respectively, which expire between years 2026-2034.

A reconciliation of the change in the unrecognized tax benefits (“UTB”) for the three years ended December 31, 2024, 2023 and 2022 is as follows:

	2024	2023	2022
Balance, beginning of year	$4,664	$5,748	$5,247
Increase (decrease) related to prior year tax positions	471	362	(139)
Increase related to current year tax positions	203	679	775
Settlement	-	-	(97)
Expiration of statute	(91)	(2,125)	(38)
Balance, end of year	$5,247	$4,664	$5,748

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

As of December 31, 2024, we had an ending UTB balance of $5,247 along with $1,117 of interest and penalties, for a total liability of $6,364, of which $5,759 is recorded as a non-current liability and $605 as a credit offsetting deferred tax assets. The change in interest and penalties amounted to an increase of $491 in 2024, a decrease of $63 in 2023, and an increase of $160 in 2022, which were reflected in Income tax expense within our Consolidated Statement of Operations.

At December 31, 2024, 2023 and 2022, we had total amounts of UTB that, if recognized, would impact our effective tax rate of $6,005, $4,933 and $5,463, respectively.

As of December 31, 2024, the U.S. federal statute of limitations for tax years 2020 and forward remains open. We also file tax returns in several states and those jurisdictions remain subject to audit in accordance with relevant state statutes. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

We do not expect the total amount of UTB to significantly increase or decrease over the next twelve months.

NOTE 9 – TRANSACTIONS WITH MAJOR CUSTOMERS

Major customers are defined as those with sales greater than 10 percent of consolidated sales in a given year. No customer individually exceeded 10% of our consolidated sales for 2024 and 2023. Sales to customers that individually exceeded 10% of our consolidated sales for 2022 are as follows:

Year	Number of major customers	Combined percentage of consolidated sales	Segment
2022	2	25.4%	FVS and SV

NOTE 10 – COMMITMENTS AND CONTINGENT LIABILITIES

At  December 31, 2024, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability during the years ended December 31, 2024 and 2023 were as follows:

	2024	2023
Balance of accrued warranty, beginning of year	$7,231	$7,161
Accruals for warranties issued	3,590	5,882
Changes in liability for pre-existing warranties	1,260	(1,309)
Cash settlements	(4,488)	(4,503)
Acquisition	60	-
Balance of accrued warranty, end of year	$7,653	$7,231

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

On  September 27, 2024, the Company received the final approval from the EPA to settle this matter for $2,000. We paid the settlement in full in October of 2024.

NOTE 11 – DEFINED CONTRIBUTION PLANS

We sponsor defined contribution retirement plans which cover all employees who meet length of service and minimum age requirements. Our matching contributions vest over five years and were $3,558, $3,631, and $3,291 in 2024, 2023, and 2022, respectively. These amounts are expensed as incurred.

NOTE 12 – DEBT

Short-term debt consists of the following:

	December 31, 2024	December 31, 2023
Chassis pool agreements	$37,032	$34,496
Total short-term debt	$37,032	$34,496

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Although the Company is party to related finance agreements with manufacturers, the Company has not historically settled related obligations in cash, except as required under our credit agreement. Instead, the obligation is settled by the manufacturer upon reassignment of the chassis to an accepted dealer, and the dealer is invoiced for the chassis by the manufacturer. Accordingly, as of December 31, 2024 and December 31, 2023, the Company’s outstanding chassis converter pool with manufacturers totaled $37,032 and $34,496, respectively, and the Company has included this financing agreement on the Company’s Consolidated Balance Sheets within Other receivables – chassis pool agreements and Short-term debt – chassis pool agreements. Typically, chassis are converted and delivered to customers within 90 days of the receipt of the chassis by the Company. The chassis converter pool is a non-cash arrangement and is offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets.

Long-term debt consists of the following:

	December 31, 2024	December 31, 2023
Revolving credit facility	$95,000	$50,000
Finance lease obligations	458	329
Total debt	95,458	50,329
Less current portion of long-term debt	(235)	(185)
Total long-term debt	$95,223	$50,144

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

Under the Credit Agreement, we may borrow up to $300,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 2.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 6.2% (or one-month SOFR including a credit spread adjustment plus 1.75%) at December 31, 2024. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At December 31, 2024 and December 31, 2023, we had outstanding letters of credit totaling $1,900 and $1,550, respectively, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $77,950 and $83,243 at December 31, 2024 and December 31, 2023, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. Our net leverage ratio limits available borrowings. At December 31, 2024 and December 31, 2023, we were in compliance with all covenants in our Credit Agreement.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 13 – STOCK BASED COMPENSATION

We have stock incentive plans covering certain employees and non-employee directors. Shares reserved for stock awards under these plans total 5,056,250. Total shares remaining available for stock incentive grants under these plans totaled 441,134 at December 31, 2024. We are currently authorized to grant new restricted stock, restricted stock units, performance stock units, stock options and stock appreciation rights under our Stock Incentive Plan of 2016.

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

Restricted stock activity for the years ended December 31, 2024, 2023, and 2022, is as follows:

	Total Number of Non-vested Shares (000)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Vesting Life (Years)
Non-vested shares outstanding at January 1, 2022	190	$21.81	1.0
Vested	(91)	17.62
Forfeited	(28)	21.98
Non-vested shares outstanding at December 31, 2022	71	27.14	0.6
Vested	(47)	22.28
Forfeited	(4)	36.31
Non-vested shares outstanding at December 31, 2023	20	36.72	0.3
Granted	636	11.74
Vested	(297)	13.35
Non-vested shares outstanding at December 31, 2024	359	$11.74	3.4

The weighted-average grant date fair value of non-vested shares granted was $11.74, none, and none for the years ended December 31, 2024, 2023 and 2022. During 2024, 2023 and 2022, we recorded compensation expense, net of cancellations, of $3,389, $790, and $1,189, related to restricted stock awards. The total income tax benefit related to restricted stock awards was $578, $196, and $275 for 2024, 2023 and 2022. For the years ended December 31, 2024, 2023, and 2022, restricted shares vested with a fair market value of $3,496, $1,049, and $1,591. As of December 31, 2024, we had unearned stock-based compensation of $4,214 associated with these restricted stock grants, which will be recognized over a weighted average of 3.4 years.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Performance Stock Units

During the year ended December 31, 2024, 2023, and 2022, we granted 342,334, 294,191, and 124,427 performance stock units (“PSUs”), respectively, to certain employees, which are earned over a three-year service period.

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

136,933, 89,804 and 49,769 of the PSUs granted in 2024, 2023, and 2022, respectively, are earned based on our three-year cumulative GAAP net income, subject to such adjustments as approved by the Company’s Human Resources and Compensation Committee in its sole discretion (“Net Income PSUs”), which is a performance condition. The number of shares that may be earned under the Net Income PSUs and Exceptional Performance PSUs can range from 0% to 200% of the target amount. The Net Income PSUs and Exceptional Performance PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period based on the probability that the performance conditions will be met. The expense recorded will be adjusted as the estimate of the total number of Net Income PSUs and Exceptional Performance PSUs that will ultimately be earned changes. The grant date fair value per unit is equal to the closing price of the Company’s stock on the date of grant.

205,401, 204,387, and 74,658 of the PSUs granted in 2024, 2023, and 2022, respectively, are earned based on achievement of certain total shareholder return results relative to a comparison group of companies (“TSR PSUs”), which is a market condition. The number of shares that may be earned under the TSR PSUs can range from 0% to 200% of the target amount. The TSR PSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the performance period.

The fair value of the TSR PSUs granted was calculated using the Monte Carlo simulation model which resulted in the weighted average grant date fair value for these TSR PSUs of $16.77, 24.35 and $43.41 per unit in 2024, 2023, and 2022, respectively.

The Monte Carlo simulation was computed using the following assumptions:

	Granted in 2024	Granted in 2023	Granted in 2022
Risk-free rate of return (1)	4.45%	4.15%	2.41%
Expected term (in years)	2.8	2.8	2.7
Estimated volatility (2)	54.5%	49.5%	55.6%

(1)	Based on the U.S. government bond benchmark on the grant date.
(2)	Represents the historical price volatility of the Company’s common stock for the three-year period preceding the grant date.

The total PSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2024 was $1,054 and $193, respectively, for the year ended December 31, 2023 was $2,790 and $70, respectively, and for the year ended December 31, 2022 was $3,176 and $197, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The PSU activity for the years ended December 31, 2024, 2023, and 2022, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2022	483	$19.33
Granted	124	40.49
Vested	(194)	11.82
Forfeited	(38)	28.27
Non-vested as of December 31, 2022	375	29.31
Granted	294	23.86
Vested	(187)	20.89
Forfeited	(39)	36.89
Non-vested as of December 31, 2023	443	30.99
Granted	342	15.03
Vested	(67)	47.84
Forfeited	(178)	24.15
Non-vested as of December 31, 2024	540	$18.06

As of December 31, 2024 there was $4,205 of remaining unrecognized compensation cost related to non-vested PSUs, which is expected to be recognized over a remaining weighted-average period of 1.6 years.

Restricted Stock Units

During the year ended December 31, 2024, 2023, and 2022, we awarded 552,644, 273,904, and 241,217 restricted stock units (“RSUs”), respectively, to certain employees and Board members. These RSUs generally vest ratably over three years after the date of grant for employees and vest one year after date of grant for Board members, at which time the units will be issued as unrestricted shares of common stock. RSUs are expensed and recorded in Common stock on the Consolidated Balance Sheets over the requisite service period based on the value of the underlying shares on the date of grant. Upon vesting, the dividend equivalents are paid in the form of cash at the discretion of the Human Resources and Compensation Committee.

The RSU expense and associated tax benefit for all outstanding awards for the year ended December 31, 2024 was $5,808 and $1,143, respectively, awards for the year ended December 31, 2023 was $4,254 and $742, respectively and, for the year ended December 31, 2022 was $3,253 and $668, respectively.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The RSU activity for the years ended December 31, 2024, 2023, and 2022, is as follows:

	Total Number of Non-vested Shares (000)	Weighted- Average Grant Date Fair Value per Unit
Non-vested as of January 1, 2022	201	$24.51
Granted	241	29.58
Vested	(105)	22.15
Forfeited	(30)	32.96
Non-vested as of December 31, 2022	307	28.38
Granted	274	19.38
Vested	(154)	25.53
Forfeited	(42)	28.47
Non-vested as of December 31, 2023	385	21.05
Granted	553	12.45
Vested	(309)	21.48
Forfeited	(103)	16.18
Non-vested as of December 31, 2024	526	$14.35

As of December 31, 2024 there was $5,311 of remaining unrecognized compensation cost related to non-vested RSUs, which is expected to be recognized over a weighted-average period of 1.8 years.

Employee Stock Purchase Plan

We instituted an employee stock purchase plan (“ESPP”) beginning on October 1, 2011 whereby essentially all employees who meet certain service requirements can purchase our common stock on quarterly offering dates at 90% of the fair market value of the shares on the purchase date. A maximum of 750,000 shares are authorized for purchase. During the years ended December 31, 2024, 2023, and 2022, we received proceeds of $554, $393, and $434 for the purchase of approximately 51,000, 26,000, and 20,000 shares under the ESPP.

NOTE 14 – SHAREHOLDERS EQUITY

On February 17, 2022, we announced that our Board of Directors had authorized the repurchase of up to $250.0 million of our common stock. The repurchase authorization does not have an expiration date although we are currently restricted from repurchasing our common stock under the terms of the Merger Agreement.

The following table represents our purchases of our common stock during the year ended December 31, 2024 and 2023 under the share repurchase program.

Year Ended December 31,	Shares purchased (000)	Purchase value	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs
2024	-	$-	$223,019
2023	1,022	$19,083	$223,019

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 15 – EARNINGS PER SHARE

The table below reconciles basic weighted average common shares outstanding to diluted weighted average shares outstanding for 2024, 2023, and 2022 (in thousands). Basic earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted earnings per share also include the dilutive effect of additional potential common shares issuable from stock-based awards and are determined using the treasury stock method. Basic earnings per share represents net earnings divided by basic weighted average number of common shares outstanding during the period. Diluted earnings per share represents net earnings divided by diluted weighted average number of common shares outstanding, which includes the average dilutive effect of all potentially dilutive securities that are outstanding during the period. Our unvested restricted stock units and performance stock units are included in the number of shares outstanding for diluted earnings per share calculations, unless a net loss is reported, in which situation unvested stock awards are excluded from the number of shares outstanding for diluted earnings per share calculations. For 2024, 1,066,405 shares of unvested stock awards were excluded from the number of shares outstanding for the diluted earnings per share calculation because they were antidilutive.

	Year Ended December 31,
	2024	2023	2022
Basic weighted average common shares outstanding	34,427	34,721	35,073
Plus dilutive effect of Restricted Stock Units and Performance Stock Units	-	140	421
Diluted weighted average common shares outstanding	34,427	34,861	35,494

NOTE 16 – BUSINESS SEGMENTS

We identify our reportable segments based on our management structure and the financial data utilized by our chief operating decision maker, who is our President and Chief Executive Officer, to assess segment performance and allocate resources among our operating units. We have two reportable segments: Fleet Vehicles and Services and Specialty Vehicles.

The chief operating decision maker evaluates the performance of our reportable segments based on Adjusted EBITDA (earnings before interest, taxes, depreciation and amortization), which is defined as income before interest, income taxes, depreciation and amortization, as adjusted to eliminate the impact of restructuring charges, transaction related expenses and adjustments, non-cash stock-based compensation expenses, and other gains and losses not reflective of our ongoing operations.

The chief operating decision maker uses Adjusted EBITDA to evaluate financial performance of the segments and to allocate resources in the budget and forecasting process. This allocation principally includes operating budgets, capital expenditures, product development, strategical acquisitions, and management of other financial, capital and human resources. Adjusted EBITDA is also used in monitoring actual versus budget and forecast results in order to assess segment performance and evaluate segment management.

Our FVS segment focuses on designing and manufacturing walk-in vans for parcel delivery, mobile retail, and trades and construction industries, the production of commercial truck bodies, and the distribution of related aftermarket parts and accessories.

Our SV segment consists of service bodies operations, operations that engineer and manufacture motorhome chassis, specialty upfit, other specialty chassis and distributes related aftermarket parts and assemblies. We also provide vocation-specific equipment upfit services, which are marketed and sold under the Strobes-R-Us brand.

The accounting policies of the segments are the same as those described, or referred to, in “Note 1 – Nature of Operations and Basis of Presentation”. Assets and related depreciation expense in the row labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations and other” includes eliminations for inter-segment sales and insignificant sales outside of reportable segments. Segment loss from operations in the “Eliminations and other” column contains corporate related expenses not allocable to the operating segments. Interest expense and Taxes on income are not included in the information utilized by the chief operating decision makers to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Sales to customers outside the United States were $48,431, $24,706, and $7,670 for the years ended December 31, 2024, 2023, and 2022, or 6.2%, 2.8%, and 0.7%, respectively, of sales for those years. Substantially all of our long-lived assets are located in the United States.

Sales and other financial information by business segment are as follows:

Year Ended December 31, 2024

	Segment
	FVS	SV	Total
Fleet vehicles sales	$367,338	$-	$367,338
Motorhome chassis sales	-	75,895	75,895
Other specialty vehicles sales	-	243,117	243,117
Aftermarket parts and accessories sales	66,855	28,876	95,731
Segment sales	$434,193	$347,888	782,081
Eliminations and other			4,095
Total consolidated sales			$786,176

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Depreciation and amortization expense	$7,157	$7,707	$5,388	$20,252
Segment assets	$201,544	$274,377	$92,827	$568,748
Capital expenditures	$1,843	$1,890	$5,490	$9,223

The reconciliation of the significant segment expenses to Adjusted EBITDA by business segment is as follows:

Year Ended December 31, 2024

	Segment
	FVS	SV
Sales	$434,193	$347,888
Cost of products sold	(374,014)	(245,662)
Research and development	(1,682)	(1,545)
Selling, general and administrative	(28,988)	(36,133)
Other segment items[1]	1,679	2,742
Adjusted EBITDA	$31,188	$67,290

1 Other segment items include interest and other income, management fees, depreciation and amortization, restructuring and other related charges, non-cash stock-based compensation expense and loss from write-off of assets.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The reconciliation of total Segment Adjusted EBITDA to income (loss) before income taxes as follows:

Year Ended December 31, 2024

Total Segment Adjusted EBITDA	$98,478
Unallocated corporate expenses	(49,630)
Interest expense	(8,540)
Depreciation and amortization	(20,252)
Restructuring and other related charges	(1,324)
Transaction related expenses and adjustments	(10,154)
Non-cash stock-based compensation expense	(10,250)
Loss from write-off of assets	(147)
Legacy legal matters	(2,000)
CEO transition	(147)
Gains from insurance settlement	1,737
Income (loss) before income taxes	$(2,229)

Year Ended December 31, 2023

	Segment
	FVS	SV	Total
Fleet vehicles sales	$487,072	$-	$487,072
Motorhome chassis sales	-	104,882	104,882
Other specialty vehicles sales	-	209,434	209,434
Aftermarket parts and accessories sales	54,566	20,427	74,993
Segment sales	$541,638	$334,743	876,381
Eliminations and other			(4,183)
Total consolidated sales			$872,198

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Depreciation and amortization expense	$6,552	$6,720	$3,681	$16,953
Segment assets	$241,546	$213,509	$74,994	$530,049
Capital expenditures	$5,065	$2,567	$17,844	$25,476

The reconciliation of the significant segment expenses to Adjusted EBITDA by business segment is as follows:

Year Ended December 31, 2023

	Segment
	FVS	SV
Sales	$541,638	$334,743
Cost of products sold	(482,899)	(241,429)
Research and development	(1,787)	(1,737)
Selling, general and administrative	(24,729)	(30,304)
Other segment items[1]	(1,897)	4,913
Adjusted EBITDA	$30,326	$66,186

1 Other segment items include interest and other income, management fees, depreciation and amortization, restructuring and other related charges, non-cash stock-based compensation expense and legacy legal related expenses.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The reconciliation of total Segment Adjusted EBITDA to income before income taxes as follows:

Year Ended December 31, 2023

Total Segment Adjusted EBITDA	$96,512
Unallocated corporate expenses	(56,544)
Net loss attributable to non-controlling interest	(32)
Interest expense	(6,527)
Depreciation and amortization	(16,953)
Restructuring and other related charges	(1,741)
Transaction related expenses and adjustments	(440)
Non-cash stock-based compensation expense	(7,834)
Loss from write-off of assets	(1,872)
Legacy legal matters	(956)
Non-recurring professional fees	(288)
CEO transition	(2,629)
Income before income taxes	$696

Year Ended December 31, 2022

	Segment
	FVS	SV	Total
Fleet vehicles sales	$605,253	$-	$605,253
Motorhome chassis sales	-	175,030	175,030
Other specialty vehicles sales	-	191,882	191,882
Aftermarket parts and accessories sales	41,750	19,732	61,482
Segment sales	$647,003	$386,644	1,033,647
Eliminations and other			(6,483)
Total consolidated sales			$1,027,164

	Segment
	FVS	SV	Eliminations and Other	Consolidated
Depreciation and amortization expense	$4,555	$7,011	$3,208	$14,774
Segment assets	$308,357	$220,768	$51,356	$580,481
Capital expenditures	$13,381	$1,268	$6,893	$21,542

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The reconciliation of the significant segment expenses to Adjusted EBITDA by business segment is as follows:

Year Ended December 31, 2022

	Segment
	FVS	SV
Sales	$647,003	$386,644
Cost of products sold	(550,076)	(303,138)
Research and development	(3,310)	(1,596)
Selling, general and administrative	(22,810)	(31,040)
Other segment items[1]	(5,087)	3,544
Adjusted EBITDA	$65,719	$54,413

1 Other segment items include interest and other income, management fees, depreciation and amortization, restructuring and other related charges and non-cash stock-based compensation expense.

The reconciliation of total Segment Adjusted EBITDA to income before income taxes as follows:

Year Ended December 31, 2022

Total Segment Adjusted EBITDA	$120,132
Unallocated corporate expenses	(49,339)
Interest expense	(2,833)
Depreciation and amortization	(14,774)
Restructuring and other related charges	(757)
Transaction related expenses and adjustments	(884)
Non-cash stock-based compensation expense	(7,619)
Income before income taxes	$43,926

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Annual Report. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control Over Financial Reporting

Under the supervision of and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management concluded that the Company's internal control over financial reporting was effective as of December 31, 2024.

The Company excluded Independent Truck Upfitters ("ITU") from our assessment of internal control over financial reporting as of December 31, 2024, because it was acquired by the Company in a business combination during 2024.

Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes during the Corporation’s last fiscal quarter that materially affected, or are likely to materially affect, the Corporation’s internal control over financial reporting.

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

Rule 10b5-1 Trading Arrangements

During the quarter ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

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

We have adopted insider trading policies and procedures applicable to our directors, officers, and employees, and have implemented processes for the Company, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and the applicable stock exchange listing standards. A copy of our Insider Trading Policy is filed as Exhibit 19 to this Form 10-K.

The information required by this item (other than as set forth above) is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders.

Item 11.	Executive Compensation.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item (other than as set forth below) is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders.

The following table provides information about our equity compensation plans regarding the number of securities to be issued under these plans upon the exercise of outstanding options, warrants and rights, the weighted-average exercise prices of options outstanding under these plans, and the number of securities available for future issuance as of December 31, 2024.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (4)
Equity compensation plans approved by security holders (1)	1,066,405	N/A (3)	394,778
Equity compensation plans not approved by security holders (2)	-	N/A	46,356
Total	1,066,405	N/A	441,134

(1)	Consists of the Stock Incentive Plan of 2016 (as amended and restated, the “Stock Incentive Plan”). See “Note 13 – Stock-Based Compensation” for more information regarding this plan.

(2)	Consists of The Shyft Group, Inc. Directors’ Stock Purchase Plan. This plan provides that non-employee directors of the Company may elect to receive at least 25% and up to 100% of their “director’s fees” in the form of the Company’s common stock. The term “director’s fees” means the amount of income payable to a non-employee director for his or her service as a director of the Company, including payments for attendance at meetings of the Company’s Board of Directors or meetings of committees of the Board, and any retainer fee paid to such persons as members of the Board. A non-employee director who elects to receive Company common stock in lieu of some or all of his or her director’s fees will, on or shortly after each “applicable date,” receive a number of shares of common stock (rounded down to the nearest whole share) determined by dividing (1) the dollar amount of the director’s fees payable to him or her on the applicable date that he or she has elected to receive in common stock by (2) the market value of common stock on the applicable date. The term “applicable date” means any date on which a director’s fee is payable to the participant. 9,894 shares have been issued under this plan. All of the shares reflected in column (c) for this plan may be issued as described above other than upon the exercise of options, warrants or rights.

(3)	The number of shares reflected in column (a) in the table above represents shares issuable pursuant to outstanding PSUs and RSUs, for which there is no exercise price.

(4)	Each of the plans reflected in the above table contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in the Company’s capitalization. In addition, the Stock Incentive Plan provides that if a stock option is canceled, surrendered, modified, expires or is terminated during the term of the plan but before the exercise of the option, the shares subject to the option will be available for other awards under the plan. All of the shares reflected in column (c) for the Stock Incentive Plan may be issued other than upon the exercise of options, warrants or rights.

The numbers of shares reflected in column (c) in the table above with respect to the Stock Incentive Plan represent new shares that may be granted by the Company, and not shares issuable upon the exercise of an existing option, warrant or right.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services.

The information required by this item about aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP [PCAOB ID No.34] is incorporated by reference from our definitive proxy statement for the 2025 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

Item 15(a)(1).	List of Financial Statements.

The following consolidated financial statements of the Company and its subsidiaries, and reports of our registered independent public accounting firm, are filed as a part of this report under Item 8 - Financial Statements and Supplementary Data:

Independent Registered Public Accounting Firm’s Report on Consolidated Financial Statements and Internal Control over Financial Reporting – Year Ended December 31, 2024, 2023, and 2022

Consolidated Balance Sheets – December 31, 2024 and December 31, 2023

Consolidated Statements of Operations – Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Shareholders’ Equity – Years Ended December 31, 2024, 2023, and 2022

Consolidated Statements of Cash Flows – Years Ended December 31, 2024, 2023, and 2022

Notes to Consolidated Financial Statements

Item 15(a)(2).	Financial Statement Schedules. Attached as Appendix A.

The following consolidated financial statement schedule of the Company and its subsidiaries is filed as part of this report:

Schedule II-Valuation and Qualifying Accounts

All other financial statement schedules are not required under the related instructions or are inapplicable and therefore have been omitted.

Item 15(a)(3).	List of Exhibits. The following exhibits are filed as a part of this report:

Exhibit Number	Document
2.1	Agreement and Plan of Merger, dated as of December 16, 2024, by and among The Shyft Group, Inc., Aebi Schmidt Holding AG, ASH US Group, LLC and Badger Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Form 8-K filed December 20, 2024).**

3.1	The Shyft Group, Inc. Restated Articles of Incorporation (incorporated by reference to Exhibit 3.1 to the Form 10-K filed March 25, 2021).

3.2	The Shyft Group, Inc. Second Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Form 10-K filed February 22, 2024).

4.1	Description of Common Stock (incorporated by reference to Exhibit 4.3 to the Form 10-K filed March 16, 2020).

Exhibit Number
10.1	The Shyft Group, Inc. Directors’ Stock Purchase Plan (incorporated by reference to Exhibit 4.5 to the Form S-8 filed August 14, 2002).*

10.2	Form of Indemnification Agreement for directors and executive officers (incorporated by reference to Exhibit 10.2 to the Form 10-K filed February 24, 2022)*

10.3	The Shyft Group, Inc. Leadership Team Compensation Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed August 5, 2015). *

10.4	The Shyft Group, Inc. Executive Severance Plan (incorporated by reference to Exhibit 10.1 to the Form 8-K filed August 10, 2022).*

10.5	Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.14 to the Form 10-K filed March 14, 2008).*

10.6

The Shyft Group, Inc. Stock Incentive Plan of 2016, as amended by the First Amendment to Stock Incentive Plan (incorporated by reference to Appendix B to the definitive proxy statement on Schedule 14A filed April 10, 2020).*

10.7	The Shyft Group, Inc. Stock Incentive Plan (Amended and Restated Effective May 17, 2023) (incorporated by reference to Exhibit 10.1 to the Form 8-K filed May 18, 2023).*

10.8	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.15 to the Form 10-K filed March 25, 2021).*

10.9	Form of Restricted Stock Unit Agreement (employees) (incorporated by reference to Exhibit 10.16 to the Form 10-K filed March 25, 2021).*

10.10	Form of Restricted Stock Unit Agreement (non-employee directors) (incorporated by reference to Exhibit 10.10 to the Form 10-K filed February 24, 2022).*

10.11	Form of Performance Share Unit Agreement (2022 LTI) (incorporated by reference to Exhibit 10.8.1 to the Form 10-Q filed April 28, 2022).*

10.12	Form of Restricted Stock Unit Agreement (2022 LTI) (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q filed April 28, 2022).*

10.13	Form of Restricted Stock Unit Agreement (2022 LTI) (non-employee directors) (incorporated by reference to Exhibit 10.9.1 to the Form 10-Q filed July 28, 2022).*

10.14	Employment Offer Letter dated July 22, 2014, from the Company to Daryl M. Adams (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed November 4, 2014).*

10.15	Employment Offer Letter dated January 21, 2020 from the Company to Jonathan C. Douyard (incorporated by reference to Exhibit 10.25 to the Form 10-K filed March 16, 2020).*

Exhibit Number
10.16	Amended and Restated Credit Agreement dated November 30, 2021, by and among the Company and certain of the Company’s subsidiaries, as borrowers, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 1, 2021)

10.17	First Amendment to Amended and Restated Credit Agreement dated May 31, 2023 to Amended and Restated Credit Agreement dated November 30, 2021, by and among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Form 10-Q filed July 27, 2023).

10.18	Second Amendment, dated as of March 27, 2024, to the Amended and Restated Credit Agreement dated November 30, 2021, as amended, among the Company and its affiliates, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K filed on March 29, 2024)

10.19	Form of Performance Share Unit Agreement (2023 LTI) (incorporated by reference to Exhibit 10.8.2 to the Form 10-Q filed April 27, 2023).*

10.20	Form of Restricted Stock Unit Agreement (2023 LTI) (incorporated by reference to Exhibit 10.9.2 to the Form 10-Q filed April 27, 2023).*

10.21	Letter Agreement dated April 26, 2023 between the Company and Todd A. Heavin (incorporated by reference to Exhibit 10.1 to the Form 8-K filed April 27, 2023).*

10.22	Employment Offer Letters dated December 6, 2022 and October 25, 2023 from the Company to John Dunn (incorporated by reference to Exhibit 10.23 to the Form 10-K filed February 22, 2024).*

10.23	Employment Offer Letter dated May 20, 2024 from the Company to Mr. Farmer (incorporated by reference to Exhibit 10.30 to the Form 10-Q filed July 25, 2024).*

10.24	Employment Offer Letter dated June 3, 2024 from the Company to Mr. Sherbin (incorporated by reference to Exhibit 10.31 to the Form 10-Q filed July 25, 2024).*

10.25	Employment Offer Letter dated June 2, 2020 from the Company to Colin Hindman (incorporated by reference to Exhibit 10.26 to the Form 10-K filed February 22, 2024).*

10.26	Transition and Separation Agreement dated June 7, 2023 with Daryl M. Adams (incorporated by reference to Exhibit 10.3 to the Form 10-Q filed July 27, 2023).

10.27	Restricted Stock Unit Agreement dated as of September 1, 2023 (under The Shyft Group, Inc. Stock Incentive Plan (as amended and restated effective May 17, 2023)), between the Company and Paul Mascarenas (incorporated by reference to Exhibit 10.1 to the Form 10-Q filed October 26, 2023).*

10.28	Performance Share Unit Agreement dated as of November 24, 2023 (under The Shyft Group, Inc. Stock Incentive Plan (as amended and restated effective May 17, 2023)) between the Company and John Dunn (incorporated by reference to Exhibit 10.29 to the Form 10-K filed February 22, 2024).*

Exhibit Number
10.29	Form of Performance Share Unit Agreement (2024 LTI) (incorporated by reference to Exhibit 10.8.3 to the Form 10-Q filed April 25, 2024).*

10.30	Form of Restricted Stock Unit Agreement (2024 LTI) (incorporated by reference to Exhibit 10.9.3 to the Form 10-Q filed April 25, 2024).*

10.31	Transition and Separation Agreement dated as of June 3, 2024 with Mr. Colin Hindman (incorporated by reference to Exhibit 10.32 to the Form 10-Q filed July 25, 2024*

10.32	Relationship Agreement, dated as of December 16, 2024, by and among Aebi Schmidt, PCS Holding AG and Peter Spuhler (incorporated by reference to Exhibit 10.1 to the Form 8-K filed December 20, 2024).

10.33	Relationship Agreement, dated as of December 16, 2024, by and among Aebi Schmidt and Gebuka AG (incorporated by reference to Exhibit 10.2 to the Form 8-K filed December 20, 2024).

10.34	Relationship Agreement, dated as of December 16, 2024, by and among Aebi Schmidt and Barend Fruithof (incorporated by reference to Exhibit 10.3 to the Form 8-K filed December 20, 2024).

10.35	Support Agreement, by and among The Shyft Group, Inc. and certain shareholders of Aebi Schmidt Holding AG (incorporated by reference to Exhibit 10.4 to the Form 8-K filed December 20, 2024).**

10.36	Employment Offer Letter dated December 22, 2024 from the Company to Scott Ocholik.*

19	Insider Trading Policy

21	Subsidiaries of Registrant

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting firm.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act.

32	Certification pursuant to 18 U.S.C. § 1350.

97	Shyft Group Compensation Clawback Policy (incorporated by reference to Exhibit 97 to the Form 10-K filed February 22, 2024)

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

_________________________

*Management contract or compensatory plan or arrangement.

**Exhibits, annexes and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Shyft hereby agrees to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.

The Company will furnish a copy of any exhibit listed above to any shareholder of the Company without charge upon written request to: Chief Financial Officer, The Shyft Group, Inc., 41280 Bridge Street, Novi, Michigan 48375.

Exhibit Number

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

THE SHYFT GROUP, INC.

February 20, 2025	By	/s/ Scott M. Ocholik
Scott M. Ocholik Interim Chief Financial Officer and Vice President, Chief Accounting Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

February 20, 2025	By	/s/ John Dunn
John Dunn Director, President and Chief Executive Officer (Principal Executive Officer)

February 20, 2025	By	/s/ Scott M. Ocholik
Scott M. Ocholik Interim Chief Financial Officer and Vice President, Chief Accounting Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)

February 20, 2025	By	/s/ James A. Sharman
James A. Sharman, Director

February 20, 2025	By	/s/ Michael Dinkins
Michael Dinkins, Director

February 20, 2025	By	/s/ Carl Esposito
Carl Esposito, Director

February 20, 2025	By	/s/ Angela K. Freeman
Angela K. Freeman, Director

February 20, 2025	By	/s/ Pamela L. Kermisch
Pamela L. Kermisch, Director

February 20, 2025	By	/s/ Paul A. Mascarenas
Paul A. Mascarenas, Director

February 20, 2025	By	/s/ Terri Pizzuto
Terri Pizzuto, Director

February 20, 2025	By	/s/ Mark Rourke
Mark Rourke, Director

APPENDIX A

SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
THE SHYFT GROUP, INC. AND SUBSIDIARIES

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Charged to Other Accounts	Deductions	Balance at End of Period
Year ended December 31, 2024:
Allowance for doubtful accounts	$276	$453	$-	$(196)	$533

Year ended December 31, 2023:
Allowance for doubtful accounts	$246	$159	$-	$(129)	$276

Year ended December 31, 2022:
Allowance for doubtful accounts	$187	$240	$-	$(181)	$246