Form 10-Q
period 2025-03-31
SHYFT GROUP, INC.
filed 2025-04-24
CIK 743238

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2025.
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number 001-33582

THE SHYFT GROUP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2078923 (I.R.S. Employer Identification No.)
41280 Bridge Street Novi, Michigan (Address of Principal Executive Offices)	48375 (Zip Code)

Registrant’s Telephone Number, Including Area Code: (517) 543-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	SHYF	The NASDAQ Stock Market LLC

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐       No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2025
Common Stock	35,006,084 shares

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

Risk Factors include the risk factors listed and more fully described in Item 1A – Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2024, as filed with the Securities and Exchange Commission on February 20, 2025, subject to any changes and updates disclosed in Part II, Item 1A – Risk Factors below, “Risk Factors”, as well as risk factors that we have discussed in previous public reports and other documents filed with the Securities and Exchange Commission. Those risk factors include the primary risks our management believes could materially affect the potential results described by forward-looking statements contained in this Form 10-Q. However, these risks may not be the only risks we face. Our business, operations, and financial performance could also be affected by additional factors that are not presently known to us or that we currently consider to be immaterial to our operations. In addition, new Risk Factors may emerge from time to time that may cause actual results to differ materially from those contained in any forward-looking statements. Given these risks and uncertainties, although we believe that the forward-looking statements contained in this Form 10-Q are reasonable, we cannot provide you with any guarantee that the results described in those forward-looking statements will be achieved. All forward-looking statements in this Form 10-Q are expressly qualified in their entirety by the cautionary statements contained in this section, and investors should not place undue reliance on forward-looking statements as a prediction of actual results. The Company undertakes no obligation to update or revise any forward-looking statements to reflect developments or information obtained after the date this Form 10-Q is filed with the Securities and Exchange Commission.

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

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(In thousands)

	March 31,	December 31,
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$16,171	$15,780
Accounts receivable, less allowance of $436 and $533	102,148	86,677
Contract assets	43,763	40,896
Inventories	103,777	109,859
Other receivables – chassis pool agreements	40,474	37,032
Other current assets	7,110	7,346
Total current assets	313,443	297,590
Property, plant and equipment, net	81,114	81,067
Right of use assets – operating leases	39,208	41,101
Goodwill	64,142	64,094
Intangible assets, net	57,505	59,064
Net deferred tax assets	23,545	23,545
Other assets	2,126	2,287
TOTAL ASSETS	$581,083	$568,748

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$88,287	$95,128
Accrued warranty	7,888	7,653
Accrued compensation and related taxes	11,396	16,198
Contract liabilities	10,171	3,553
Operating lease liability	9,463	9,677
Other current liabilities and accrued expenses	14,273	12,798
Short-term debt – chassis pool agreements	40,474	37,032
Current portion of long-term debt	258	235
Total current liabilities	182,210	182,274
Other non-current liabilities	9,674	9,772
Long-term operating lease liability	31,546	33,156
Long-term debt, less current portion	110,327	95,223
Total liabilities	333,757	320,425
Commitments and contingent liabilities
Shareholders' equity:
Preferred stock, no par value: 2,000 shares authorized (none issued)	-	-
Common stock, no par value: 80,000 shares authorized; 35,004 and 34,917 outstanding	101,944	99,752
Retained earnings	145,382	148,571
Total shareholders' equity	247,326	248,323
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$581,083	$568,748

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2025	2024

Sales	$204,599	$197,889
Cost of products sold	164,297	163,827
Gross profit	40,302	34,062

Operating expenses:
Research and development	3,887	3,719
Selling, general and administrative	34,666	32,273
Total operating expenses	38,553	35,992

Operating income (loss)	1,749	(1,930)

Other income (expense)
Interest expense	(2,661)	(2,053)
Other income	130	97
Total other income (expense)	(2,531)	(1,956)

Loss before income taxes	(782)	(3,886)
Income tax expense	654	783
Net loss	$(1,436)	$(4,669)

Basic loss per share	$(0.04)	$(0.14)
Diluted loss per share	$(0.04)	$(0.14)

Basic weighted average common shares outstanding	34,933	34,319
Diluted weighted average common shares outstanding	34,933	34,319

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(1,436)	$(4,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,502	4,435
Non-cash stock-based compensation expense	2,313	1,474
(Gain) loss on disposal of assets	(4)	66
Changes in accounts receivable and contract assets	(18,338)	(1,746)
Changes in inventories	6,082	7,204
Changes in accounts payable	(5,966)	(10,119)
Changes in accrued compensation and related taxes	(1,544)	(1,851)
Changes in accrued warranty	235	981
Change in other assets and liabilities	8,637	268
Net cash used in operating activities	(4,519)	(3,957)

Cash flows from investing activities:
Purchases of property, plant and equipment	(4,984)	(5,719)
Proceeds from sale of property, plant and equipment	20	75
Net cash used in investing activities	(4,964)	(5,644)

Cash flows from financing activities:
Proceeds from long-term debt	35,000	40,000
Payments on long-term debt	(20,000)	(25,000)
Payments of dividends	(1,747)	(1,716)
Exercise and vesting of stock incentive awards	(3,379)	(389)
Net cash provided by financing activities	9,874	12,895

Net increase in cash and cash equivalents	391	3,294
Cash and cash equivalents at beginning of period	15,780	9,957
Cash and cash equivalents at end of period	$16,171	$13,251

See accompanying Notes to Condensed Consolidated Financial Statements.

THE SHYFT GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(In thousands)

	Number of Shares	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2025	34,917	$99,752	$148,571	$248,323
Issuance of common stock and tax impact of stock incentive plan	14	(121)	-	(121)
Dividends declared ($0.05 per share)	-	-	(1,753)	(1,753)
Issuance of restricted stock, net of cancellation	73	-	-	-
Non-cash stock-based compensation expense	-	2,313	-	2,313
Net loss	-	-	(1,436)	(1,436)
Balance at March 31, 2025	35,004	$101,944	$145,382	$247,326

	Number of Shares	Common Stock	Retained Earnings	Total Shareholders’ Equity
Balance at January 1, 2024	34,303	$93,705	$158,461	$252,166
Issuance of common stock and tax impact of stock incentive plan	10	(389)	-	(389)
Dividends declared ($0.05 per share)	-	-	(1,757)	(1,757)
Issuance of restricted stock, net of cancellation	48	-	-	-
Non-cash stock-based compensation expense	-	1,474	-	1,474
Net loss	-	-	(4,669)	(4,669)
Balance at March 31, 2024	34,361	$94,790	$152,035	$246,825

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

The accompanying unaudited interim condensed consolidated financial statements reflect all normal and recurring adjustments that are necessary for the fair presentation of our financial position as of March 31, 2025, our results of operations for the three months ended March 31, 2025 and our cash flows for the three months ended March 31, 2025. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the Securities and Exchange Commission ("SEC") on February 20, 2025. The results of operations for the three months ended March 31, 2025, are not necessarily indicative of the results expected for the full year.

For a description of key accounting policies followed, refer to the notes to The Shyft Group, Inc. consolidated financial statements for the year ended December 31, 2024, included in our Annual Report on Form 10-K.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

On April 4, 2025, Aebi Schmidt filed a registration statement on Form S-4 with the SEC, which includes a preliminary prospectus and proxy statement in connection with the Merger. Although the registration statement has not yet become effective and the information contained therein is subject to change, it provides important information about Shyft, Aebi Schmidt, and the Merger. The expected closing date of the Merger is mid-2025 and the closing is subject to the registration statement being declared effective by the SEC, and certain other closing conditions, including, among others, (a) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (b) the approval by a two-thirds majority of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt of the Transactions and debt financing, (c) the expiration  or termination of any waiting periods (or any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (d) the receipt of certain required regulatory consents, approvals, non-disapprovals and other authorizations under certain applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement. Upon the consummation of the Merger, the combined company is expected to be named Aebi Schmidt Group, and its shares will be listed and traded on the Nasdaq under the ticker symbol "AEBI".

Supplemental Disclosures of Cash Flow Information

Non-cash investing in the three months ended March 31, 2025 and March 31, 2024 included $267 and $2,007 of capital expenditures, respectively. The Company has chassis pool agreements, where it participates in chassis converter pools that are non-cash arrangements and they are offsetting between current assets and current liabilities on the Company’s Consolidated Balance Sheets. See "Note 4 – Debt" for further information about the chassis pool agreements.

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

The ITU acquisition was accounted for using the acquisition method of accounting with the purchase price allocated to the assets purchased and liabilities assumed based upon their estimated fair values at the date of acquisition. Identifiable intangible assets include customer relationships, backlog, trade names and trademarks, unpatented technology and non-competition agreements. The excess of the purchase price over the estimated fair values of the tangible and intangible assets acquired of $15,262 was recorded as goodwill, which is expected to be deductible for tax purposes.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The Company recorded a current and a non-current contingent consideration liability for the earn-out at a fair value of $2,680 and $1,620, respectively, as of March 31, 2025. The fair value was estimated using a Monte Carlo simulation to model the likelihood of achieving the agreed-upon performance criteria based on available information as of the acquisition date. The valuation methodology includes assumptions and judgments regarding the discount rate, estimated probability of achieving the performance criteria, and expected timing of payments.

As of March 31, 2025, the preliminary purchase price allocation to the fair value of assets acquired and liabilities assumed is as follows:

Fair value of identifiable assets and liabilities:
Cash and cash equivalents	$2,259
Accounts receivable, less allowance	8,726
Contract assets	341
Inventory	10,711
Other current assets	13
Property, plant and equipment	5,525
Right of use assets-operating leases	33
Other assets	5
Intangible assets	18,650
Goodwill	15,262
Total assets acquired	61,525

Accounts payable	(6,395)
Contract liabilities	(17)
Operating lease liabilities	(6)
Other current liabilities and accrued expenses	(891)
Long-term operating lease liability	(27)
Total liabilities assumed	(7,336)
Total fair value allocation of preliminary purchase price	$54,189

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

The Company amortizes the customer relationships utilizing an accelerated approach and amortizes backlog, trade names and trademarks, unpatented technology and non-competition agreement assets utilizing a straight-line approach. Amortization expense, as a part of Selling, general and administrative expense as presented on the Consolidated Statement of Operations, was $791 for the three months ended March 31, 2025.

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

NOTE 3 – INVENTORIES

Inventories are summarized as follows:

	March 31, 2025	December 31, 2024
Finished goods	$6,936	$7,654
Work in process	4,660	3,304
Raw materials and purchased components	92,181	98,901
Total inventories	$103,777	$109,859

NOTE 4 – DEBT

Short-term debt consists of the following:

	March 31, 2025	December 31, 2024
Chassis pool agreements	$40,474	$37,032
Total short-term debt	$40,474	$37,032

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

Long-term debt consists of the following:

	March 31, 2025	December 31, 2024
Line of credit revolver	$110,000	$95,000
Finance lease obligation	585	458
Total debt	110,585	95,458
Less current portion of long-term debt	(258)	(235)
Total long-term debt	$110,327	$95,223

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

Under the Credit Agreement, we may borrow up to $300,000 from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200,000 in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20,000 and swing line loans of up to $10,000, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 2.0%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 5.92% (or one-month SOFR including a credit spread adjustment plus 1.50%) at March 31, 2025. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2025 and December 31, 2024, we had outstanding letters of credit totaling $1,900, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $76,888 and $77,950 at March 31, 2025 and December 31, 2024, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. Our net leverage ratio limits available borrowings. At March 31, 2025 and December 31, 2024, we were in compliance with all covenants in our Credit Agreement.

NOTE 5 – REVENUE

Changes in our contract assets and liabilities for the three months ended March 31, 2025 and 2024 are summarized below:

	March 31, 2025	March 31, 2024
Contract Assets
Contract assets, beginning of period	$40,896	$50,304
Reclassification of the beginning contract assets to receivables, as the result of rights to consideration becoming unconditional	(25,439)	(37,163)
Contract assets recognized, net of reclassification to receivables	28,306	39,662
Contract assets, end of period	$43,763	$52,803

Contract Liabilities
Contract liabilities, beginning of period	$3,553	$4,756
Reclassification of the beginning contract liabilities to revenue, as the result of performance obligations satisfied	(2,776)	(3,319)
Cash received in advance and not recognized as revenue	9,394	2,502
Contract liabilities, end of period	$10,171	$3,939

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Dollar amounts in thousands, except per share data)

The aggregate amount of the transaction price allocated to remaining performance obligations in existing contracts that are yet to be completed in the Fleet Vehicles and Services ("FVS") and Specialty Vehicles ("SV") segments are $245,337 and $89,997, respectively.

In the following tables, revenue is disaggregated by primary geographical market and timing of revenue recognition. The tables also include a reconciliation of the disaggregated revenue within the reportable segments.

	Three Months Ended March 31, 2025
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$95,246	$81,997	$26,297	$203,540
Other	870	189	-	1,059
Total sales	$96,116	$82,186	$26,297	$204,599

Timing of revenue recognition
Products transferred at a point in time	$17,856	$21,553	$26,297	$65,706
Products and services transferred over time	78,260	60,633	-	138,893
Total sales	$96,116	$82,186	$26,297	$204,599

	Three Months Ended March 31, 2024
	FVS	SV	Eliminations and Other	Total
Primary geographical markets
United States	$81,369	$90,098	$-	$171,467
Other	26,390	32	-	26,422
Total sales	$107,759	$90,130	$-	$197,889

Timing of revenue recognition
Products transferred at a point in time	$12,281	$42,757	$-	$55,038
Products and services transferred over time	95,478	47,373	-	142,851
Total sales	$107,759	$90,130	$-	$197,889

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 6 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are summarized by major classifications as follows:

	March 31, 2025	December 31, 2024
Land and improvements	$14,607	$14,007
Buildings and improvements	60,065	57,539
Plant machinery and equipment	72,395	70,840
Furniture and fixtures	19,474	19,500
Vehicles	2,226	2,249
Construction in process	832	1,960
Subtotal	169,599	166,095
Accumulated depreciation	(88,485)	(85,028)
Total property, plant and equipment, net	$81,114	$81,067

We recorded depreciation expense of $3,943 and $3,566 during the three months ended March 31, 2025 and 2024, respectively.

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

Operating lease expenses are classified as Cost of products sold and Operating expenses on the Condensed Consolidated Statements of Operations. The components of lease expense were as follows:

	Three Months Ended
	March 31,
	2025	2024
Operating leases	$2,827	$2,744
Short-term leases(1)	129	318
Total lease expense	$2,956	$3,062

(1) Includes expenses for month-to-month equipment leases, which are classified as short-term as the Company is not reasonably certain to renew the lease term beyond one month.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

The weighted average remaining lease term and weighted average discount rate were as follows:

	March 31,
	2025	2024
Weighted average remaining lease term of operating leases (in years)	7.0	7.0
Weighted average discount rate of operating leases	3.4%	3.0%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flow for operating leases	$2,758	$2,918

Right of use assets obtained in exchange for lease obligations:
Operating leases	$524	$1,879
Finance leases	$160	$7

Maturities of operating lease liabilities as of March 31, 2025 are as follows:

Years ending December 31:
2025(1)	$8,292
2026	9,087
2027	6,398
2028	5,087
2029	4,095
2030	3,143
Thereafter	10,061
Total lease payments	46,163
Imputed interest	(5,154)
Total lease liabilities	$41,009

(1) Excluding the three months ended March 31, 2025.

NOTE 8 – COMMITMENTS AND CONTINGENT LIABILITIES

At March 31, 2025, we and our subsidiaries were parties, both as plaintiff and defendant, to a number of lawsuits and claims arising out of the normal course of our businesses. In the opinion of management, our financial position, future operating results or cash flows will not be materially affected by the final outcome of these legal proceedings.

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

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

Changes in our warranty liability are summarized below:

	Three Months Ended March 31,
	2025	2024
Balance of accrued warranty at January 1	$7,653	$7,231
Accruals for warranties issued	1,321	2,257
Changes in liability for pre-existing warranties	(129)	273
Cash settlements	(957)	(1,549)
Balance of accrued warranty at March 31	$7,888	$8,212

NOTE 9 – TAXES ON INCOME

Our income tax expense was $654 and $783 for the three months ended March 31, 2025 and 2024, respectively. The tax expense represented a (83.6%) and (20.1%) effective tax rate for the three months ended March 31, 2025 and 2024, respectively.

The effective tax rate for the three months ended March 31, 2025 and 2024 differs from the U.S. statutory rate of 21% primarily due to the tax benefit of research credits partially offset by state tax expense and non-deductible officer compensation and a discrete tax expense related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

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

The accounting policies of the segments are the same as those described, or referred to, in “Note 1 – Nature of Operations and Basis of Presentation.” Assets and related depreciation expense in the column labeled “Eliminations and Other” pertain to capital assets maintained at the corporate level. Eliminations for inter-segment sales and Blue Arc EV sales are shown in the row labeled “Eliminations and Other.” Interest expense and Income tax expense are not included in the information utilized by the chief operating decision maker to assess segment performance and allocate resources, and accordingly, are excluded from the segment results presented below.

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2025
	Segment
	FVS	SV	Total
Fleet vehicle sales	$78,260	$-	$78,260
Motorhome chassis sales	-	14,028	14,028
Other specialty vehicle sales	-	60,633	60,633
Aftermarket parts and accessories sales	17,856	7,525	25,381
Segment sales	$96,116	$82,186	178,302
Eliminations and other			26,297
Total consolidated sales			$204,599

	Three Months Ended
	March 31, 2025
	Segment
	FVS	SV	Eliminations and Other	Consolidated
Depreciation and amortization expense	$1,540	$2,320	$1,642	$5,502
Segment assets	$203,252	$293,011	$84,820	$581,083
Capital expenditures	$425	$16	$3,668	$4,109

The reconciliation of the significant segment expenses to Adjusted EBITDA by business segment is as follows:

	Three Months Ended
	March 31, 2025
	Segment
	FVS	SV
Sales	$96,116	$82,186
Cost of products sold	(84,408)	(57,836)
Research and development	(582)	(365)
Selling, general and administrative	(7,268)	(10,821)
Other segment items [1]	(229)	1,090
Adjusted EBITDA	$3,628	$14,254

   1 Other segment items include interest and other income, management fees, depreciation and amortization, restructuring and other related charges, and non-cash stock-based compensation expense.

The reconciliation of total Segment Adjusted EBITDA to income (loss) before income taxes as follows:

Three Months Ended
March 31, 2025
Total Segment Adjusted EBITDA	$17,882
Unallocated corporate expenses and other	(5,601)
Interest expense	(2,661)
Depreciation and amortization	(5,502)
Restructuring and other related charges	(356)
Transaction related expenses and adjustments	(2,231)
Non-cash stock-based compensation expense	(2,313)
Income (loss) before income taxes	$(782)

THE SHYFT GROUP, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

	Three Months Ended March 31, 2024
	Segment
	FVS	SV	Total
Fleet vehicle sales	$95,478	$-	$95,478
Motorhome chassis sales	-	30,771	30,771
Other specialty vehicle sales	-	53,405	53,405
Aftermarket parts and accessories sales	12,281	5,954	18,235
Segment sales	$107,759	$90,130	197,889
Eliminations and other			-
Total consolidated sales			$197,889

	Three Months Ended
	March 31, 2024
	Segment
	FVS	SV	Eliminations and Other	Consolidated
Depreciation and amortization expense	$1,753	$1,542	$1,140	$4,435
Segment assets	$217,779	$212,288	$77,614	$507,681
Capital expenditures	$785	$413	$943	$2,141

The reconciliation of the significant segment expenses to Adjusted EBITDA by business segment is as follows:

	Three Months Ended
	March 31, 2024
	Segment
	FVS	SV
Sales	$107,759	$90,130
Cost of products sold	(99,158)	(64,670)
Research and development	(382)	(303)
Selling, general and administrative	(7,030)	(8,393)
Other segment items [1]	(253)	209
Adjusted EBITDA	$935	$16,973

   1 Other segment items include interest and other income, management fees, depreciation and amortization, restructuring and other related charges, and non-cash stock-based compensation expense.

The reconciliation of total Segment Adjusted EBITDA to income (loss) before income taxes as follows:

Three Months Ended
March 31, 2024
Total Segment Adjusted EBITDA	$17,908
Unallocated corporate expenses and other	(11,820)
Interest expense	(2,053)
Depreciation and amortization	(4,435)
Restructuring and other related charges	(52)
Non-cash stock-based compensation expense	(1,474)
Legacy legal matters	(1,850)
CEO transition	(110)
Income (loss) before income taxes	$(3,886)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On April 4, 2025, Aebi Schmidt filed a registration statement on Form S-4 with the SEC, which includes a preliminary prospectus and proxy statement in connection with the Merger. Although the registration statement has not yet become effective and the information contained therein is subject to change, it provides important information about Shyft, Aebi Schmidt, and the Merger. The expected closing date of the Merger is mid-2025 and the closing is subject to the registration statement being declared effective by the SEC, and certain other closing conditions, including, among others, (a) the affirmative vote of the holders of a majority of the outstanding shares of our common stock, (b) the approval by a two-thirds majority of the shares of Aebi Schmidt Common Stock represented at an extraordinary meeting of the shareholders of Aebi Schmidt of the Transactions and debt financing, (c) the expiration  or termination of any waiting periods (or any extension thereof) applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and (d) the receipt of certain required regulatory consents, approvals, non-disapprovals and other authorizations under certain applicable antitrust and foreign direct investment laws and regulations specified in the Merger Agreement. Upon the consummation of the Merger, the combined company is expected to be named Aebi Schmidt Group, and its shares will be listed and traded on the Nasdaq under the ticker symbol "AEBI".

Executive Overview

●	Sales of $204.6 million for the first quarter of 2025, an increase of 3.4% compared to $197.9 million for the first quarter of 2024.
●	Gross margin of 19.7% for the first quarter of 2025, compared to 17.2% for the first quarter of 2024.
●	Operating expense of $38.6 million, or 18.8% of sales for the first quarter of 2025, compared to $36.0 million, or 18.2% of sales for the first quarter of 2024.
●	Operating income of $1.7 million for the first quarter of 2025, compared to operating loss of $1.9 million for the first quarter of 2024.
●	Income tax expense of $0.7 million for the first quarter of 2025, compared to $0.8 million for the first quarter of 2024.
●	Net loss of $1.4 million for the first quarter of 2025, compared to net loss of $4.7 million for the first quarter of 2024.
●	Diluted loss per share of $0.04 for the first quarter of 2025, compared to diluted loss per share of $0.14 for the first quarter of 2024.
●	Order backlog of $335.3 million at March 31, 2025, a decrease of $104.1 million or 23.7% from our backlog of $439.4 million at March 31, 2024.

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

●

In March 2022, we introduced Blue Arc™ Electric Vehicle ("EV") Solutions, a go-to-market brand of The Shyft Group. Now in production and on the road, the Blue Arc Class 4 all-electric truck is a zero-emission vehicle built from the ground up to deliver commercial-grade performance, driver-first comfort, and fleet-ready versatility. With a range of over 200 miles, this purpose-built EV features a lightweight composite body for increased payload capacity, ergonomic seating, a noise-reducing cab, and advanced safety systems. Its configurable cargo area, ranging from 600 to 1,000 cubic feet, makes it ideal for a wide range of applications. Designed for durability and powered by components from top-tier suppliers, the Class 4 Blue Arc EV undergoes rigorous testing to exceed industry standards—delivering the reliability and low total cost of ownership that modern fleets demand.

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

Business Trends

We continue to monitor macroeconomic trends and uncertainties such as key raw material and component inflation, the effects of recently implemented tariffs, and the potential imposition of modified or additional tariffs, which may have adverse effects on net sales and profitability. As a result of the tariffs announced by the U.S. presidential administration on April 2, 2025, and potential tariff modifications or the imposition of tariffs or export controls by other countries, we anticipate increased supply chain challenges, commodity cost volatility, and consumer and economic uncertainty due to rapid changes in global trade policies. We are continuing to evaluate these factors and their potential effects as well as our ability to potentially offset all or a portion of cost increases through pricing actions and cost savings efforts. Economic pressures on customers and consumers, including the challenges of high inflation and the effects of increased tariffs, may negatively affect our net sales and profitability in the future.

The following section provides a narrative discussion about our financial condition and results of operations. Certain amounts in the narrative may not sum due to rounding. The comments should be read in conjunction with our Condensed Consolidated Financial Statements and related Notes thereto included in Item 1 of this Form 10-Q and in conjunction with our 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, the components of the Company’s Condensed Consolidated Statements of Operations as a percentage of sales (percentages may not sum due to rounding):

	Three Months Ended
	March 31,
	2025	2024
Sales	100.0	100.0
Cost of products sold	80.3	82.8
Gross profit	19.7	17.2
Operating expenses:
Research and development	1.9	1.9
Selling, general and administrative	16.9	16.3
Operating income (loss)	0.9	(1.0)
Other income (expense)	(1.2)	(1.0)
Loss before income taxes	(0.4)	(2.0)
Income tax expense	0.3	0.4
Net loss	(0.7)	(2.4)

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Sales

For the three months ended March 31, 2025, we reported consolidated sales of $204.6 million, compared to $197.9 million for the three months ended March 31, 2024, an increase of $6.7 million or 3.4%. This increase was driven by sales of our Blue Arc EV, partially offset by lower sales volumes in our Specialty Vehicles ("SV") segment and lower sales volumes in our Fleet Vehicles and Services ("FVS") segment including lower USPS pass-through chassis sales.

Cost of Products Sold

Cost of products sold was $164.3 million in the first quarter of 2025, compared to $163.8 million for the first quarter of 2024, an increase of $0.5 million or 0.3%. The increase was due to $8.3 million in higher volume including the impact of the ITU acquisition and sales of our Blue Arc EV, partially offset by $3.6 million in favorable mix, $3.4 million in lower pass-through chassis costs and $0.8 million higher productivity net material and labor inflation.

Gross Profit

Gross profit was $40.3 million for the first quarter of 2025, compared to $34.1 million for the first quarter of 2024, an increase of $6.2 million or 18.3%. The increase was due to $1.8 million of favorable volume, $3.6 million favorable product mix net of pricing, and $0.8 million in higher productivity net of material and labor inflation.

Operating Expenses

Operating expenses were $38.6 million for the first quarter of 2025, compared to $36.0 million for the first quarter of 2024, an increase of $2.6 million or 7.1%. Research and development expense for the first quarter of 2025 was $3.9 million, compared to $3.7 million in the first quarter of 2024, an increase of $0.2 million attributed to development projects in the FVS segment.  Selling, general and administrative expense was $34.7 million for the first quarter of 2025, compared to $32.3 million for the first quarter of 2024. The increase was primarily attributed to $2.2 million of transaction related costs and $2.2 million in higher compensation and other employee costs including the addition of ITU. Prior year included a $2.0 million legal settlement.

Other Income (Expense)

Other expense was $2.5 million for the first quarter of 2025, compared to $2.0 million for the first quarter of 2024, driven by increased borrowings, primarily due to the ITU acquisition, and higher borrowing costs.

Income Tax Expense (Benefit)

Our income tax expense was $0.7 million for the first quarter of 2025, compared to an income tax expense of $0.8 million for the first quarter of 2024. The tax expense represented a (83.6%) effective tax rate and (20.1%) effective tax rate for the three months ended March 31, 2025 and 2024, respectively, which reflects the impact of current statutory income tax rates on our income before income taxes combined with the tax expense of non-deductible officer compensation offset by the benefit of research credits combined with a discrete tax expense related to the difference in stock compensation expense recognized for financial reporting purposes and tax purposes upon vesting.

Net Loss

Net loss was $1.4 million for the first quarter of 2025 compared to net loss of $4.7 million for the first quarter of 2024, a decrease of $3.3 million. Diluted loss per share was $0.04 for the first quarter of 2025 compared to diluted loss per share of $0.14 for the first quarter of 2024. Driving this decrease were the factors noted above.

Adjusted EBITDA

Our consolidated Adjusted EBITDA for the first quarter of 2025 was $12.3 million, compared to $6.1 million for the first quarter of 2024, an increase of $6.2 million.

The table below describes the changes in Adjusted EBITDA for the three months ended March 31, 2025 compared to the same period for 2024 (in millions):

Adjusted EBITDA three months ended March 31, 2024	$6.1
Sales volume	1.8
Product pricing and mix	3.6
EV development/program costs	2.0
General and administrative costs and other	(1.2)
Adjusted EBITDA three months ended March 31, 2025	$12.3

Order Backlog

Our order backlog by reportable segment is summarized in the following table (in thousands):

	March 31, 2025	March 31, 2024
Fleet Vehicles and Services	$245,337	$356,089
Specialty Vehicles	89,997	83,334
Total consolidated	$335,334	$439,423

The consolidated backlog at March 31, 2025 totaled $335.3 million, a decrease of $104.1 million, or 23.7%, compared to $439.4 million at March 31, 2024.

Our FVS backlog decreased by $110.8 million, or 31.1%, primarily due to vehicle sales and softer demand in delivery vans. Our SV segment backlog increased by $6.7 million, or 8.0%, attributable to higher demand for our service truck bodies.

Orders in the backlog are subject to modification, cancellation or rescheduling by customers. Although the backlog of unfilled orders is one of many indicators of market demand, several factors, such as changes in production rates, available capacity, new product introductions, supply of chassis, competitive pricing actions, and dealer inventories, may affect actual sales. Accordingly, a comparison of backlog from period-to-period is not necessarily indicative of eventual actual shipments.

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

Financial Summary (Non-GAAP) Consolidated (In thousands, Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(1,436)	$(4,669)
Add (subtract):
Interest expense	2,661	2,053
Depreciation and amortization expense	5,502	4,435
Income tax expense	654	783
Restructuring and other related charges	356	52
Transaction related expenses and adjustments	2,231	-
Non-cash stock-based compensation expense	2,313	1,474
Legacy legal matters	-	1,850
CEO transition	-	110
Adjusted EBITDA	$12,281	$6,088

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

Fleet Vehicles and Services

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2025		2024
	Amount	Percentage	Amount	Percentage

Sales	$96,116	100.0%	$107,759	100.0%
Adjusted EBITDA	3,628	3.8%	935	0.9%

Sales in our FVS segment were $96.1 million for the first quarter of 2025, compared to $107.8 million for the first quarter of 2024, a decrease of $11.7 million or 10.8%. This decrease was primarily attributable to softness in the delivery van markets and lower pass-through chassis sales, partially offset by higher upfit volume.

Adjusted EBITDA in our FVS segment for the first quarter of 2025 was $3.6 million compared to $0.9 million for the first quarter of 2024, an increase of $2.7 million. This increase was attributable to $3.0 million of favorable mix and $0.4 higher productivity net of higher labor and other costs, partially offset by $0.7 million in lower volume.

Specialty Vehicles

	Financial Data
	(Dollars in Thousands)
	Three Months Ended March 31,
	2025		2024
	Amount	Percentage	Amount	Percentage

Sales	$82,186	100.0%	$90,130	100.0%
Adjusted EBITDA	14,254	17.3%	16,973	18.8%

Sales in our SV segment were $82.2 million in the first quarter of 2025, compared to $90.1 million for the first quarter of 2024, a decrease of $7.9 million or 8.8%. This decrease was primarily attributable to lower motorhome chassis market demand, partially offset by higher service body sales including the impact of the ITU acquisition.

Adjusted EBITDA for our SV segment for the first quarter of 2025 was $14.3 million, compared to $17.0 million for the first quarter of 2024, a decrease of $2.7 million. The decrease is attributable to $1.1 million lower volume net of favorable mix and $1.6 million in higher labor and other costs including the impact of the ITU acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash and cash equivalents increased by $0.4 million from December 31, 2024, to a balance of $16.2 million as of March 31, 2025. These funds, in addition to cash generated from future operations and availability under our existing credit facility, are expected to be sufficient to finance our foreseeable liquidity and capital needs, including potential future acquisitions.

Cash Flow from Operating Activities

We used $4.5 million of cash from operating activities during the three months ended March 31, 2025, an increase of $0.5 million from $4.0 million of cash used in operating activities during the three months ended March 31, 2024. The $4.5 million of cash used in the first three months of 2025 was driven by a $6.4 million net inflow related to income adjusted for non-cash charges to operations, partially offset by a $10.9 million net outflow related to the change in net working capital. The change in working capital in the first three months of 2025 was driven by a $18.3 million net outflow related to increased accounts receivable and contract assets, a $6.0 million net outflow related to decreased payables primarily attributable to timing of payments within the period, a $1.5 million net outflow related to accrued compensation and related taxes, partially offset by a $6.1 million net inflow driven by decreased inventories and a $8.6 million net inflow related to other assets and liabilities primarily attributable to increased contract liabilities.

Cash Flow from Investing Activities

We used $5.0 million in investing activities during the three months ended March 31, 2025, a decrease of $0.6 million from $5.6 million used during the three months ended March 31, 2024. The decrease in cash used in investing activities is primarily due to a $0.7 million decrease in the purchases of property, plant and equipment.

Cash Flow from Financing Activities

We generated $9.9 million of cash through financing activities during the three months ended March 31, 2025, a decrease of $3.0 million from $12.9 million of cash generated during the three months ended March 31, 2024. The decrease in cash provided by financing activities is primarily attributable to a $3.0 million increase in the exercising and vesting of stock incentive awards and a $5.0 million of decreased proceeds from long-term debt, offset by a $5.0 million of decreased payments on long-term debt.

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

Under the Credit Agreement, we may borrow up to $300.0 million from the Lenders under a secured revolving credit facility which matures November 30, 2026. We may also request an increase in the facility of up to $200.0 million in the aggregate, subject to customary conditions. The revolving credit facility is also available for the issuance of letters of credit of up to $20.0 million and swing line loans of up to $15.0 million, subject to certain limitations and restrictions. The revolving credit facility carries an interest rate of either (i) the highest of prime rate, the federal funds effective rate from time to time plus 0.5%, or the one month adjusted SOFR including a credit spread adjustment plus 1.50%; or (ii) adjusted SOFR, in each case plus a margin based upon our ratio of debt to earnings from time to time. The applicable borrowing rate including the margin was 5.92% (or one-month SOFR including a credit spread adjustment plus 1.50%) at March 31, 2025. The revolving credit facility is secured by security interests in, and liens on, all assets of the borrowers and guarantors, other than real property and certain other excluded assets. At March 31, 2025 and December 31, 2024, we had outstanding letters of credit totaling $1.9 million, related to our workers’ compensation insurance.

Under the terms of our Credit Agreement, available borrowings (exclusive of outstanding borrowings) totaled $76.9 million and $78.0 million at March 31, 2025 and December 31, 2024, respectively. The Credit Agreement requires us to maintain certain financial ratios and other financial covenants; prohibits us from incurring additional indebtedness; limits certain acquisitions, investments, advances or loans; limits our ability to pay dividends in certain circumstances; and restricts substantial asset sales, all subject to certain exceptions and baskets. At March 31, 2025 and December 31, 2024, we were in compliance with all financial covenants in our Credit Agreement.

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

Dividends

The amounts or timing of any dividends are subject to earnings, financial condition, liquidity, capital requirements and such other factors as our Board of Directors deems relevant. We declared dividends on our outstanding common shares in 2025 and 2024 as shown in the table below.

Date dividend declared	Record date	Payment date	Dividend per share ($)
Feb. 14, 2025	Feb. 27, 2025	Mar. 28, 2025	$0.05
Oct. 30, 2024	Nov. 15, 2024	Dec. 16, 2024	$0.05
Aug. 2, 2024	Aug. 16, 2024	Sep. 16, 2024	$0.05
May 3, 2024	May 17, 2024	June 17, 2024	$0.05
Feb. 1, 2024	Feb. 16, 2024	Mar. 18, 2024	$0.05

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

Interest Rate Risk

We are exposed to market risks related to changes in interest rates and the effect of such a change on outstanding variable rate short-term and long-term debt. At March 31, 2025, we had $110.0 million debt outstanding under our revolving credit facility. An increase of 100 basis points in interest rates would result in $1.1 million of incremental interest expense on an annualized basis. We believe that we have sufficient financial resources to accommodate this hypothetical increase in interest rates. We do not enter into market-risk-sensitive instruments for trading or other purposes.

Commodities Risk

We are also exposed to changes in the prices of raw materials, primarily steel and aluminum, along with components that are made from these raw materials. We generally do not enter into derivative instruments for the purpose of managing exposures associated with fluctuations in steel and aluminum prices. We do, from time to time, engage in pre-buys of components that are impacted by changes in steel, aluminum and other commodity prices in order to mitigate our exposure to such price increases and align our costs with prices quoted in specific customer orders. We also actively manage our material supply sourcing and may employ various methods to limit risk associated with commodity cost fluctuations due to normal market conditions and other factors including tariffs. See Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part 1, Item 2 of this Form 10-Q for information on the impacts of changes in input costs during the three months ended March 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended), as of the end of the period covered by this Form 10-Q. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There have been no changes during the quarter ended March 31, 2025 in our internal control over financial reporting that have materially affected, or are likely to materially affect, our internal control over financial reporting.

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

We have included in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, a description of certain risks and uncertainties that could affect our business, future performance or financial condition (the “Risk Factors”). There have been no material changes from the disclosure provided in the Form 10-K for the year ended December 31, 2024 with respect to the Risk Factors. Investors should consider the Risk Factors prior to making an investment decision with respect to our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

On February 17, 2022, our Board of Directors authorized the repurchase of up to $250.0 million of our common stock in open market transactions. We believe that we have sufficient resources to fund potential stock buybacks in which we may engage over the long term, although we are currently restricted from repurchasing our common stock under the terms of the Merger Agreement.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet be Purchased Under Announced Plans or Programs(2) (In millions)
January 1 to January 31	-	$-	-	$223.0
February 1 to February 28	-	-	-	223.0
March 1 to March 31	33,603	8.30	-	223.0
Total	33,603		-

(1) During the quarter ended March 31, 2025, 33,603 shares were delivered by employees in satisfaction of tax withholding obligations that occurred upon the vesting of restricted shares.

(2) This column reflects the aggregate dollar amount of shares that may yet be purchased pursuant to the February 17, 2022 Board of Directors authorization described above.

Item 5.	Other Information

During the quarter ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement” (as each term is defined in Item 408 of Regulation S-K).

Item 6.	Exhibits.

      (a)      Exhibits.  The following exhibits are filed as a part of this report on Form 10-Q:

Exhibit No.	Document

10.37	Form of Restricted Stock Agreement (2025 LTI)*

10.38	Form of Restricted Stock Agreement (Retention)*

10.38	Form of Restricted Unit Agreement (2025 LTI)*

31.1	Certification of President and Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. § 1350

101.INS	Inline XBRL Instance Document (the Instance Document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101)

*Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2025	THE SHYFT GROUP, INC.

	By	/s/ Scott M. Ocholik
Scott M. Ocholik Interim Chief Financial Officer and Vice President, Chief Accounting Officer and Corporate Controller (Principal Financial Officer and Principal Accounting Officer)